Form 10-Q
period 1995-09-30
IBT BANCORP INC /MI/
filed 1995-11-13
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

              For the quarterly period ended September 30, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                       to
                               ----------------------  ------------------------
Commission File Number:                           0-18415
                       --------------------------------------------------------
                              IBT Bancorp, Inc.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Michigan                                       38-2830092
-------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        identification No.)

           200 East Broadway                                48858
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                               (517) 772-9471
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                     N/A
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock  $6 par value, 701,007 as of October 31, 1995

                               IBT BANCORP, INC.
                               Index to Form 10-Q


Part I Financial Information                                     Page Number

         Item 1     Financial Statements (Unaudited)                       3

         Item 2     Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                              7


Part II  Other Information

         Item 6     Exhibits and Reports on Form 8-K                      18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)                                                         September 30    December 31
                                                                          1995             1994
                                                                       ------------    -----------
ASSETS                                                                 (Unaudited)
  Cash and demand deposits due from banks...............               $  10,294       $   16,410
  Federal funds sold....................................                   7,100            1,600
                                                                      ----------       ----------
                         TOTAL CASH AND CASH EQUIVALENTS                  17,394           18,010

  Investment securities:
    Securities available for sale.......................                  52,430           57,263
    Securities held to maturity (Market value --
      $7,942 in 1995 and $6,455 in 1994)                                   7,893            6,522
                                                                      ----------       ----------
                             TOTAL INVESTMENT SECURITIES                  60,323           63,785

  Loans:
    Commercial and agricultural.........................                  32,900           33,062
    Real estate mortgage................................                 113,353          105,953
    Installment.........................................                  36,369           34,923
                                                                      ----------       ----------
                                             TOTAL LOANS                 182,622          173,938
  Less allowance for loan losses........................                   2,311            2,083
                                                                      ----------       ----------
                                               NET LOANS                 180,311          171,855

  Other Assets..........................................                   9,857            9,553
                                                                      ----------       ----------
                                            TOTAL ASSETS               $ 267,885        $ 263,203
                                                                      ==========       ==========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing.................................               $  31,349        $  35,545
    NOW accounts........................................                  40,696           45,946
    Certificates of deposit and other savings...........                 159,675          149,081
    Certificates of deposit over $100,000...............                   7,902            7,831
                                                                      ----------       ----------
                                          TOTAL DEPOSITS                 239,622          238,403
  Accrued interest and other liabilities................                   2,978            2,276
                                                                      ----------       ----------
                                       TOTAL LIABILITIES                 242,600          240,679

  Shareholders' Equity:
    Common stock -- $6 par value........................                   4,206            4,166
      1,000,000 authorized; outstanding--
      700,975 in 1995 (694,247 in 1994)
    Capital Surplus.....................................                  10,137            9,905
    Retained Earnings...................................                  10,558            8,912
    Unrealized gain (loss) on securities available for
      sale - net of income tax..........................                     384             (459)
                                                                      ----------       ----------
                              TOTAL SHAREHOLDERS' EQUITY                  25,285           22,524
                                                                      ----------       ----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 267,885        $ 263,203
                                                                      ==========       ==========

See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                             Three Months Ended       Nine Months Ended
(in thousands)                                                  September 30            September 30
                                                            ----------------------   -------------------
                                                              1995          1994       1995        1994
                                                            ----------------------   -------------------
INTEREST INCOME
  Interest and fees on loans.............................   $ 4,098      $ 3,541     $11,752    $10,327
  Interest on investment securities:
    Taxable..............................................       678          721       1,951      2,130
    Nontaxable...........................................       200          235         656        667
                                                            -------      -------     -------    -------
                  TOTAL INTEREST ON INVESTMENT SECURITIES       878          956       2,607      2,797
  Interest on fed funds sold.............................       117           58         318        205
                                                            -------      -------     -------    -------
                                    Total interest income     5,093        4,555      14,677     13,329
INTEREST ON DEPOSITS.....................................     2,305        1,927       6,595      5,732
                                                            -------      -------     -------    -------
                                      NET INTEREST INCOME     2,788        2,628       8,082      7,597
Provision for loan losses................................       121          100         351        300
                                                            -------      -------     -------    -------
                                NET INTEREST INCOME AFTER
                                PROVISION FOR LOAN LOSSES     2,667        2,528       7,731      7,297
OTHER INCOME
  Trust Department income................................        92           89         260        251
  Service charges on deposit accounts....................        75           68         224        215
  Other service charges and fees.........................       265          225         756        626
  Other..................................................        82           56         208        200
  Gain (loss) on the sale of.............................
  securities available for sale..........................        (5)          (7)        (16)        (4)
                                                            -------      -------     -------    -------
                                       TOTAL OTHER INCOME       509          431       1,432      1,288

OPERATING EXPENSES
  Salaries, wages and employee benefits..................     1,068          994       3,191      2,964
  Net occupancy expense..................................       145          141         442        423
  Furniture and equipment expense........................       272          198         695        578
  Other..................................................       563          655       1,939      1,946
                                                            -------      -------      -------    -------
                                  TOTAL OPERATING EXPENSE     2,048        1,988       6,267      5,911

                         INCOME BEFORE FEDERAL INCOME TAX     1,128          971       2,896      2,674
  Federal income tax.....................................       307          251         749        677
                                                            -------      -------     -------    -------
                                               NET INCOME    $  821      $   720     $ 2,147    $ 1,997
                                                            =======      =======     ========   =======
Net income per share                                          $1.18        $1.04       $3.08      $2.90
                                                            =======      =======     ========   =======

Cash dividends                                                $0.24        $0.22       $0.72      $0.66
                                                            =======      =======     ========   =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

                                                                                      Nine Months
                                                                                      September 30
                                                                               1995                1994
                                                                               ----                ----
OPERATING ACTIVITIES
  Interest and fees collected on loans..............................
    and investments.................................................         $ 14,331            $ 13,486
  Other fees and income received....................................            1,457               1,347
  Interest paid.....................................................           (6,427)             (5,671)
  Cash paid to suppliers and employees..............................           (5,579)             (5,436)
  Income taxes paid.................................................             (726)               (676)
                                                                              -------             -------
                           NET CASH PROVIDED BY OPERATING ACTIVITIES            3,056               3,050

INVESTING ACTIVITIES
  Proceeds from maturities and sale of investment
    securities available for sale...................................           22,399              26,295
  Proceeds from maturities of investment
    securities held to maturity.....................................            3,154                 739

  Purchase of investments securities
    available for sale..............................................          (14,981)            (17,456)
  Purchase of investments securities
    held to maturity................................................           (5,829)             (4,714)
  Net increase in loans.............................................           (8,806)            (11,870)
  Purchases of equipment and premises...............................             (599)               (433)
                                                                            ---------           ---------
                               NET CASH USED IN INVESTING ACTIVITIES           (4,662)             (7,439)

FINANCING ACTIVITIES
  Net (increase) decrease in non-interest bearing deposits..........           (4,196)              1,533
  Net increase in interest bearing deposits.........................            5,415               3,837
  Cash dividends....................................................             (502)               (459)
  Sale of common stock..............................................              273                 237
                                                                            ---------           ---------
                          NET CASH  PROVIDED BY FINANCING ACTIVITIES              990               5,148
                                                                            ---------           ---------
                    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (616)                759

                      Cash and cash equivalents at beginning of year         $ 18,010            $ 16,017
                                                                             --------            --------

                             CASH AND CASH EQUIVALENTS AT PERIOD END         $ 17,394            $ 16,776
                                                                             ========            ========

See notes to consolidated financial statements

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1994.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted year to date average number of common shares outstanding were 696,778 as of September 30, 1995 and 687,695 as of
September 30, 1994.   The weighted average number of shares for the third
quarter were 698,695 in 1995 and 690,179 in 1994.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be used in conjunction with the Corporation's 1994 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 6 of this report.

               NINE MONTHS ENDING SEPTEMBER 30, 1995 AND 1994

RESULTS OF OPERATIONS

         Net income equaled $2.15 million as of September 30, 1995, compared to $2.0 million for the same period in 1994, a 7.5% increase. The increase in net income was due primarily to higher net interest income. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.09% for the period ending September 30, 1995 versus 1.05% in 1994. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.95% through September 30, 1995 versus 12.15% for the same period in 1994.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                                              Year to Date
                                                                              September 30
                                                                   ---------------------------------

                                                                       1995                  1994
                                                                   ---------------------------------
         INCOME STATEMENT DATA:
           Net interest income                                       $ 8,082              $ 7,597
           Provision for loan losses                                     351                  300
           Net income                                                  2,147                1,997

         PER SHARE DATA:
           Net income per common share                               $  3.08              $  2.90
           Cash dividend per common share                               0.72                 0.66

         RATIOS:
           Average primary capital to average assets                    9.87%                9.37%
           Net income to average assets                                 1.09                 1.05
           Net income to average equity                                11.95                12.15


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with Financial Accounting Standards Board Statement No. 91, Accounting for Loan Fees, interest income includes loan fees of $430,000 in 1995 versus $503,000 in 1994. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
                                                          (continued on page 11)

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
(Dollars in Thousands)

         The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding.


                                                                  Nine Months Ending
                                             September  30, 1995                     September 30, 1994
                                                    Tax        Average                      Tax         Average
                                      Average    Equivalent    Yield/          Average    Equivalent    Yield/
                                      Balance     Interest      Rate           Balance    Interest       Rate
                                      -------    ----------    -------         -------    ----------    -------
INTEREST EARNING ASSETS:
 Loans                               $ 177,464   $ 11,831      8.89 %         $ 159,014   $ 10,385       8.71 %
 Taxable investment securities          42,670      1,951      6.10              53,597      2,103       5.23
 Nontaxable investment securities       16,321        994      8.12              16,099        937       7.76
 Federal funds sold                      7,197        303      5.61               7,209        205       3.79
 Other                                     336         15      5.95                 611         27       5.89
                                     ---------   --------      ----           ---------   --------       ----
         Total Earning Assets          243,988     15,094      8.25 %           236,530     13,657       7.70 %

NONEARNING ASSETS:
 Allowance for loan losses              (2,223)                                  (2,092)
 Cash and due from banks                10,971                                   10,321
 Premises and equipment                  5,223                                    4,765
 Accrued income and other assets         5,079                                    4,576
                                     ---------                                ---------
                 Total Assets        $ 263,038                                $ 254,100
                                     =========                                =========

INTEREST BEARING LIABILITIES:
 Interest bearing demand deposits       42,399        973      3.06 %            39,893        757       2.53 %
 Savings deposits                       63,361      1,385      2.91              71,596      1,396       2.60
 Time deposits                          98,329      4,250      5.76              88,277      3,579       5.41
                                     ---------   --------      ----           ---------   --------      -----
   Total Interest Bearing Liabilities  204,089      6,608      4.32 %           199,766      5,732       3.83 %

NONINTEREST BEARING LIABILITIES:
 Demand deposits                        32,256                                   29,979
 Other                                   2,732                                    2,443
 Shareholders' equity                   23,961                                   21,912
                                     ---------                                ---------
   Total Liabilities and Equity      $ 263,038                                $ 254,100
                                     =========                                =========

Net interest income (FTE)                        $  8,486                                 $  7,925
                                                 ========                                 ========

Net yield on interest earning
  assets (FTE)                                                 4.64%                                     4.47%
                                                               ====                                      ====

TABLE 2

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS

(Dollars in Thousands)

        The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

   Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in the fully taxable equivalent (FTE) rate multiplied by the prior year's volume.

        The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                      Year to Date September 30, 1995
                                                                                Compared to
                                                                            September 30, 1994
                                                                        Increase (Decrease) Due to
                                                                    ------------------------------------
                                                                     Volume        Rate             Net
                                                                     ------        ----            -----
CHANGES IN INTEREST INCOME:
   Loans                                                            $ 1,226       $  220          $ 1,446
   Taxable investment securities                                       (468)         316             (152)
   Nontaxable investment securities                                      13           44               57
   Federal funds sold                                                     0           98               98
   Other investments                                                    (12)           0              (12)
                                                                    -------       ------          -------
         Total changes in interest income                               759          678            1,437
         Total changes in interest expense                              304          572              876
                                                                    -------       ------          -------
Net Change in Interest Margin (FTE)                                 $   455       $  106          $   561
                                                                    =======       ======          =======

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 1995 to the same period in 1994, fully taxable equivalent (FTE) net interest income increased $561,000 or 7.1%. An increase of 3.2% in average interest earning assets provided $759,000 of FTE interest income. The majority of this growth was funded by a 2.2% increase in interest bearing deposits, resulting in $304,000 of additional interest expense. Overall, changes in volume resulted in $455,000 of additional interest income. The average FTE interest rate earned on assets increased by 0.55%, increasing FTE interest income by $678,000 and the average rate paid on deposits increased by 0.49%, increasing interest expense by $572,000. The net result of increased interest rate earned and paid increased FTE net interest income by $106,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.64% during the first nine months of 1995 versus 4.47% for the same period in 1994. The 0.17% increase in the net interest yield was primarily a result of a shift in invested dollars from taxable investment securities to loans. The following table shows this shift:

                                                                         Year to Date
                                                             1995             1994           Change
                                                             ----             ----           ------
As a percentage of average assets:
    Loans                                                   68.23%           63.26%            4.97%
    Taxable investment securities                           16.06            20.49            (4.44)

The average rate earned on loans is 2.79% higher than on taxable investment securities. Management estimates that the changes in asset mix provided an additional $269,000 of interest income and added 15 basis points to the average net yield on interest earning assets.

In addition to changes in asset and liability mix, changes in rates have an impact on the Corporation's interest income. Management expects interest rates to decrease moderately during the remainder of 1995. Based on this expectation and the Corporation's assets and liability repricing characteristics, management calculates that the Corporation's FTE net interest margin as a percentage of average assets will decrease steadily through the remainder of 1995. Due to the many factors that can affect net interest income, the overall effect of changing interest rates on interest income earned cannot be predicted with any certainty.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 75% of the Corporation's total deposits and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, and overall economic conditions.

Comparing the year to date period of September 30, 1995 to September 30, 1994, average loans outstanding increased 11.3%. The provision for loan losses was increased 17.0% to $351,000 (continued on page 12)

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)

                                                                            Year to Date
                                                                             September 30
                                                                    ------------------------------
                                                                      1995                  1994
                                                                    --------              --------
  Summary of changes in allowance:
      Allowance for loan losses - January 1                         $ 2,083               $ 1,854
         Loans charged off                                             (280)                 (282)
         Recoveries of charged off loans                                157                   295
                                                                    -------               -------
         Net loans (charged off) recoveries                            (123)                   13
         Provision charged to operations                                351                   300
                                                                    -------               -------
      Allowance for loan losses - September 30                      $ 2,311               $ 2,167
                                                                    =======               =======

  Allowance to loan losses as a % of loans                            1.30%                 1.36%
                                                                     ======               =======

NONPERFORMING LOANS
(Dollars in thousands)

                                                                 September 30     September 30
                                                                     1995            1994
                                                                 ------------     -----------
  Total amount of loans outstanding for
      the period (net of unearned interest)                       $ 182,622        $ 166,491
                                                                  =========        =========
  Nonaccrual loans                                               $      861        $      17
  Accruing loans past due 90 days or more                             1,011              423
  Restructured loans                                                      0               95
                                                                 ----------        ---------
                 Total                                           $    1,872        $     535
                                                                 ==========        =========

  Loans classified as nonperforming to
      outstanding loans                                               1.03%            0.32%
                                                                     ======           ======

   Loans classified as substandard to
      Allowance for loan losses - September 30                       81.00%           24.69%
                                                                     ======           ======

  There are, to management's knowledge, no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

in the first nine months of 1995 when compared to the same period in 1994. The increase in the provision is due to lower recoveries on loans previously charged off. As shows in Table 3, loans classified as nonperforming were 1.03% of loans as of September 30, 1995 versus 0.32% for September 30, 1994. The majority of this increase is attributable to a single commercial loan borrower who filed for bankruptcy protection. The loans to this borrower are on a nonaccrual basis, and are considered impaired and thus recorded using the provisions of FASB 114, "Accounting by Creditors for Impairment of a Loan."

As of September 30, 1995 the allowance for loan losses as a percentage of loans equaled 1.30% compared to 1.36% for the same period in 1994. In management's opinion, the allowance for loan losses is adequate as of September 30, 1995.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, and fees for other financial services. The income earned from these sources increased $144,000 for the nine month period ending September 30, 1995, compared to the same period in 1994. The most significant changes were an $83,000 increase in ATM fees, a $42,000 increase in overdraft fees, a $31,000 increase in brokerage commissions, a $12,000 increase from revenue earned on the sale of credit insurance products, and a decrease of $27,000 in income earned on bank owned life insurance.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to Financial Accounting Standard Number 65, "Accounting for Certain Mortgage Banking Activities", and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $48,000 gain from the sale of $4.5 million in mortgages during the first nine months of 1995 versus a $51,000 gain from the sale of $10.8 million in the same period in 1994.

NONINTEREST EXPENSE

Noninterest expense increased $356,000 or 6.0% for the first nine months of 1995 when compared to the same period in 1994. The largest component of noninterest expense is salaries and employee benefits, which increased $227,000 or 7.7%. The majority of this increase is related to normal merit and promotional salary increases, employee benefits, and the addition of the brokerage subsidiary. Occupancy and furniture and equipment expenses increased $136,000 or 13.6% in 1995. The majority of this increase was associated with automatic teller machine operating costs, computer operations, depreciation, and real estate property taxes. Other noninterest expenses decreased $7,000, a 0.4% decrease. The most significant change was a decrease in FDIC insurance premiums effective June 1, 1995 from 23 cents per hundred dollars in deposits to 4 cents. FDIC expense decreased $126,000 in 1995. Significant increases in other operating expenses include legal expenses, consultant fees, and armored car services.

                  QUARTER ENDED SEPTEMBER 30, 1995 AND 1994

RESULTS OF OPERATIONS

Net income equaled $821,000 for the third quarter in 1995 compared to $720,000 for the same period in 1994, a 14.0% increase. The increase in net income was due primarily to higher net interest income. Return on average assets equaled 1.23% for the third quarter in 1995 compared to 1.12% for the same period in 1994. Return on average equity equaled 13.34% for the third quarter in 1995, versus 12.89% for the third quarter in 1994.

SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                                             Quarter Ended
                                                                              September 30
                                                                    ---------------------------------
                                                                       1995                    1994
                                                                    ---------------------------------
      INCOME STATEMENT DATA:
           Net interest income                                       $ 2,788                $ 2,628
           Provision for loan losses                                     121                    100
           Net income                                                    821                    720

      PER SHARE DATA:
           Net income per common share                               $  1.18               $   1.04
           Cash dividend per common share                               0.24                   0.22

      RATIOS:
           Net income to average assets                                 1.23%                  1.12%
           Net income to average equity                                13.34                  12.89

NET INTEREST INCOME

As shown in Table 4 and 5, when comparing the third quarter of 1995 to the same period in 1994, a 3.3% increase in average interest-earning assets provided $242,000 of additional FTE interest income. The average rate of interest-earning assets increased 0.66%, increasing FTE interest income by $323,000. The increase in average balances and rates provided an additional $565,000 of FTE interest income. The growth of interest-earning assets was funded primarily by growth in interest-bearing deposits which increased by 2.6% in 1995. The average cost of these deposits increased by 0.66%. The increase in the average balance and rate paid on interest-bearing deposits resulted in $391,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $174,000 in the third quarter of 1995 when compared to the same period in 1994.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended September 30, 1995 and 1994, average total loans outstanding increased 11.3%. The allowance for loan losses as a percentage of total outstanding loans was 1.30% as of September 30, 1995 versus 1.36% as of September 30, 1994. Net loans charged off in the third quarter of 1995 was $30,000 compared to $104,000 in 1994. The amount provided for loan losses in the third quarter of 1995 was $121,000 versus $100,000 in 1994.

TABLE 4

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
(Dollars in Thousands)

         The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding.


                                                                  Quarter Ending
                                             September  30, 1995                     September 30, 1994
                                                    Tax        Average                      Tax         Average
                                      Average    Equivalent    Yield/          Average    Equivalent    Yield/
                                      Balance     Interest      Rate           Balance    Interest       Rate
                                      -------    ----------    -------         -------    ----------    -------
INTEREST EARNING ASSETS:
 Loans                               $ 181,581    $ 4,128      9.09 %          $163,211    $ 3,557        8.72 %
 Taxable investment securities          42,726        678      6.35              52,863        709        5.36
 Nontaxable investment securities       14,759        303      8.21              17,440        315        7.22
 Federal funds sold                      8,039        102      5.08               5,101         58        4.55
 Other                                     336          5      5.95                 835         12        5.75
                                     ---------   --------      ----            --------    -------        ----
         Total Earning Assets          247,441      5,216      8.43 %           239,450      4,651        7.77 %

NONEARNING ASSETS:
 Allowance for loan losses              (2,275)                                  (2,220)
 Cash and due from banks                10,442                                   11,219
 Premises and equipment                  5,279                                    4,790
 Accrued income and other assets         5,228                                    4,748
                                     ---------                                ---------
                 Total Assets        $ 266,115                                $ 257,987
                                     =========                                =========

INTEREST BEARING LIABILITIES:
 Interest bearing demand deposits   $   40,434        309      3.06 %         $  40,237        273        2.71 %
 Savings deposits                       63,941        499      3.12              72,150        475        2.63
 Time deposits                         101,790      1,510      5.93              88,460      1,179        5.33
                                     ---------    -------    ------           ---------    -------       -----
   Total Interest Bearing Liabilities  206,165      2,318      4.50 %           200,847      1,927        3.84 %

NONINTEREST BEARING LIABILITIES:
 Demand deposits                        32,452                                   32,287
 Other                                   2,882                                    2,502
 Shareholders' equity                   24,616                                   22,351
                                     ---------                                ---------
      Total Liabilities and Equity   $ 266,115                                $ 257,987
                                     =========                                =========

Net interest income (FTE)                        $  2,898                                  $ 2,724
                                                 ========                                  =======

Net yield on interest earning
  assets (FTE)                                                 4.68 %                                     4.55 %
                                                            =======                                      =======

TABLE 5

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS
(Dollars in Thousands)

        The following tables set forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

   Volume Variance - change in volume multiplied by the previous year's rate. Rate Variance - change in the fully taxable equivalent (FTE) rate multiplied by the prior year's volume.

        The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                      Quarter Ended September 30, 1995
                                                                                Compared to
                                                                             September 30, 1994
                                                                         Increase (Decrease) Due to
                                                                    -------------------------------------
                                                                    Volume          Rate           Net
                                                                    ------          ----          -----
CHANGES IN INTEREST INCOME:
   Loans                                                            $  413          $ 158         $  571
   Taxable investment securities                                      (149)           118            (31)
   Nontaxable investment securities                                    (52)            40            (12)
   Federal funds sold                                                   37              7             44
   Other investments                                                    (7)             0             (7)
                                                                    ------          -----         ------
         Total changes in interest income                              242            323            565
         Total changes in interest expense                             133            258            391
                                                                    ------          -----         ------
    Net Change in Interest Margin (FTE)                             $  109          $  65         $  174
                                                                    =======         =====         ======

NONINTEREST INCOME

Noninterest income earned in the third quarter of 1995, compared to the same period in 1994, increased $78,000 or 18.1%. The most significant changes were a $31,000 increase in ATM fees, a $10,000 increase in overdraft fees, a $16,000 increase in gains on the sale of fixed rate real estate mortgages, a $13,000 increase in brokerage commissions, and a $9,000 decrease from income earned on bank owned life insurance.

NONINTEREST EXPENSE

Noninterest expense increased $60,000 for the third quarter of 1995 when compared to the same period in 1994. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Salaries and employee benefits increased $74,000 due to normal merit and promotional salary increases and the addition of the brokerage subsidiary. Occupancy expense and furniture and equipment expense increased $78,000. The majority of this increase is related to increases in computer operating expenses, equipment depreciation, and ATM operating expenses. Other operating expenses decreased $92,000 due to a decrease in F.D.I.C. deposit insurance expense of $140,000. Increases in other operating expenses include consultant fees, other losses, and legal expenses.

CHANGES IN FINANCIAL POSITION

Since December 31, 1994, total assets increased $4.7 million to $267.9 million. Year to date average assets increased 3.5% in 1995 when compared to 1994. As of September 30, 1995, the loan portfolio increased $8.7 million, fed funds sold increased $5.5 million, and investment securities decreased $3.5 million when compared to December 31, 1994. Asset growth was funded primarily by a $1.2 million increase in deposits and a $2.8 million increase in shareholders' equity. Interest bearing deposits increased $5.4 million and noninterest-bearing deposits decreased $4.2 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 1995, cash and cash equivalents as a percentage of total assets equaled 6.5%, versus 5.2% as of December 31, 1994. During the first nine months of 1995, $3.1 million in net cash was provided from operations, $1.0 million was provided by financing activities, and investing activities used $4.7 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $616,000 decrease in cash and cash equivalents during the first nine months of 1995.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $52.4 million as of September 30, 1995 and $57.3 million as of December 31, 1994. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and unrealized gain/(loss) on securities available for sale, and increased $2.8 million since December 31, 1994. As of September 30, 1995, the Corporation's capital included $384,000 of unrealized gain on securities available for sale. There are no commitments for significant capital expenditures; however, there are regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum primary capital requirement is 6.0%. The Corporation's primary capital, which consists of shareholder's equity plus the allowance for loan losses, was 10.2% as of September 30, 1995.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1995.

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:

                                          IBT Bancorp
                                  Required            09/30/95
                                ------------        ------------
         Equity Capital           4.00                 15.96
         Secondary Capital*       4.00                  1.25
         Total Capital            8.00                 17.21

  * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                          PART II - OTHER INFORMATION


Item 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Not Applicable
         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1995.
         (c)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IBT Bancorp, Inc.
                                   ------------------------------


Date:  November 9, 1995            /s/ David W. Hole
       ----------------            ------------------------------
                                   David W. Hole, President/CEO



                                   /s/ Dennis P. Angner
                                   ------------------------------
                                   Dennis P. Angner, Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
  No.                 Description                                         Page
-------               -----------                                         ----
  27                  Financial Data Schedule