Form 10-K405
period 1995-12-31
IBT BANCORP INC /MI/
filed 1996-03-25
CIK 842517

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. (Fee required)
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    -----------------
Commission File Number:               0-18415
                        --------------------------------------------------------
                              IBT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Michigan                        38-2830092
             -------------------------------  --------------------
             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)    identification No.)


           200 East Broadway Street, Mt. Pleasant, Michigan  48858
--------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (517) 772-9471
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class        Name of each exchange on which registered

-------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock - $6.00 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.           [X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,050,000 as of March 15, 1996.

The number of shares outstanding of the registrant's Common Stock ($6 par value) was 773,916 as of March 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)


      Documents                              Part of Form 10-K Incorporated into
---------------------------------            -----------------------------------
IBT Bancorp, Inc. Proxy Statement
  for its Annual Meeting of                  Part III
  Shareholders to be held
  April 23, 1996

                                   PART I

ITEM 1.  BUSINESS
GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered bank holding company incorporated under Michigan law in September 1988. The Corporation has three subsidiaries: Isabella Bank and Trust, IBT Financial Services, and IBT Agency. Its principal subsidiary, Isabella Bank and Trust has eleven banking offices strategically located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. IBT Financial Services is a full service retail brokerage offering stocks, bonds and mutual funds to individuals. IBT Agency will not become active until 1996. The agency is authorized to sell life insurance, casualty insurance, and fixed and variable annuities. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 23,000. Central Michigan University, with enrollment of 16,000 students, is the area's largest employer and provides a stable source of employment and income. Mount Pleasant, as a result of having a large state supported university within its boundaries and being centrally located between 4 cities of similar size, has a sizable retail shopping industry. Mt. Pleasant is also the base for the state's oil and gas production; Michigan is the 12th largest producer of oil and gas in the United States. Other economic activity in Isabella County includes farming, light industrial manufacturing and gaming at the Saginaw Chippewa Indian Tribe Reservation. The area's unemployment rate is approximately 3.5% and the average household income is $32,400.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, and credit unions, and retail brokerage firms. The Bank is a community bank and focuses on providing high-quality, personalized service at a fair price. Based on deposits maintained by all financial institutions, the Bank's market share exceeded 40% of the total for Isabella County in both 1995 and 1994. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and charge card loans. Other financial related products include trust services, stocks, investment securities, bond, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The Bank limits lending activity to its local market and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and no corporate debt securities. The general lending philosophy of the Bank is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Bank's loan portfolio, as of December 31, 1995.

LOANS BY MAJOR LENDING CATEGORY:

  (in thousands)                                                      Amount                      %
                                                                      ------                     ---
Real Estate;
         One to four family residential                               $ 73,611                   39.58
         Commercial and other                                           36,780                   19.77
         Construction & Land Development                                 5,327                    2.87
                                                                      --------                  ------
                                  Total Real Estate                    115,718                   62.22
Commercial;
         Farmland & Agricultural Prod.                                   6,454                    3.47
         State and political subdivisions                                3,207                    1.72
         Commercial and other                                           23,924                   12.87
                                                                      --------                  ------
                                  Total Commercial                      33,585                   18.06

Personal;
         Credit Cards                                                    1,795                    0.97
         Student Loans                                                   6,861                    3.69
         Other                                                          28,037                   15.06
                                                                      --------                  ------
                                  Total Personal                        36,693                   19.72

                                  TOTAL                               $185,996                  100.00
                                                                      ========                  ======


First and second residential mortgages are the single largest category of loans (39.58% of total loans). The Bank offers 3 and 5 year fixed rate balloon mortgages with a maximum 25 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with a 30 year amortization are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with a 15 year amortization may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgement about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. The Corporation has a policy that these loans may not exceed 5% of its total assets.

The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 90% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the Bank's loans have a loan-to-value ratio of less than 80%. When underwriting residential real estate loans, the Bank evaluates the borrower's ability to make monthly payments and the value of the property securing the loan. The Bank requires that the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income and that all debt servicing does not exceed 36% of income. In addition to the above requirements, the Bank reviews credit reports and verifies employment, income, and financial information. Appraisals are performed by independent appraisers. The Bank requires an escrow account for taxes and insurance on all 15 and 30 year fixed rate mortgages. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $125,000 require the approval of either the Bank's Board of Directors or its loan committee.

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial loans equaled 18.06% of the Bank's loan portfolio at December 31, 1995. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Bank minimizes its risk by limiting the amount of loans to any one borrower to $2.0 million. Borrowers with credit needs of more than $2.0 million are serviced through the use of loan participation with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Bank may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Bank requires annual financial statements, prepares cash flow analysis, and reviews credit reports. All commercial loan requests require the approval of two senior loan officers if the amount exceeds $30,000. Loan requests in excess of $60,000 require the approval of either the Bank's Board of Directors or its loan committee.

Construction and land development loans consisted solely of 1 to 4 family residential properties. These loans have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are either converted to permanent loans at the completion of construction or are paid off from financing through another financial institution.

Consumer loans granted by the Bank include automobile loans, second mortgages, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. The Bank does not offer revolving home equity loans nor does it purchase dealer paper. Loan amortization is generally for a period of up to 4 years; except home improvement loans, which are amortized for up to 10 years. The Bank places underwriting emphasis on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold in the secondary market. All student loans are sold on the secondary market upon reaching a payout status.

SUPERVISION AND REGULATION

The Corporation is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it. (See Regulation below.)

The Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. (See Regulation below)

The Corporation's non-banking subsidiary, IBT Financial Services, Inc., is a broker-dealer, registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. This subsidiary is also subject to regulation under state securities laws.

PERSONNEL

As of December 31, 1995, the Corporation had one full-time employee, the Bank had 144 full-time equivalent employees, and IBT Financial Services had two full-time employees. The Corporation and the Bank provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and law suits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incident to the Bank's business. However, neither the Corporation nor the Bank is involved in any material pending litigation.

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and the earnings of the Bank are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits.

The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the Bank cannot be predicted.

THE CORPORATION

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Corporation is registered as a bank holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board requires. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiary.

Under the BHC Act, bank holding companies such as the Corporation are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks and from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for its subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve Board determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under the BHC Act, bank holding companies may not (subject to certain limited exceptions) directly or indirectly acquire the ownership or control of more than 5% of any class of voting shares or substantially all of the assets of any company, including a bank or bank holding company, without the prior written approval of the Federal Reserve Board.

The BHC Act prohibits the Federal Reserve Board (subject to certain limited exceptions) from approving the acquisition, by a bank holding company, such as the Corporation, the principal banking operations of which are conducted in one state, of control of a bank or bank holding company conducting its principal banking operations in another state, unless the statutory laws of the state in which are conducted the principal banking operations of the bank holding company or bank to be acquired, explicitly authorize such an acquisition.
Under existing Michigan law and with the approval of the Commissioner of the Michigan Financial Institutions Bureau, a Michigan-based bank and bank holding company (such as the Corporation) may now be acquired by a bank holding company located in any state, if the laws of such state would grant Michigan-based banks or bank holding companies the right to acquire one or more banks or bank holding companies located in such state under conditions which are not unduly restrictive. Under the Michigan statute, the Commissioner of the Michigan Financial Institutions Bureau must not approve any such transaction without first determining among other things that the other state's law satisfies the reciprocity requirement imposed by the Michigan statute.

Most states have adopted legislation that permits out-of-state bank holding companies to acquire local banks and bank holding companies subject, in most cases, to reciprocity requirements.

Under Federal Reserve Board policy, the Corporation is expected to act as a source of financing strength to its subsidiary bank and to commit resources to support its subsidiary. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Corporation would not otherwise be required to provide it.

Under Michigan law, if the capital of a Michigan state chartered bank (such as the Corporation's bank subsidiary) has become impaired by losses or otherwise, the Commissioner of the Michigan Financial Institutions Bureau may require that the deficiency in capital be met by assessment upon the Bank's stockholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any stockholder within 30 days of the date of mailing of notice thereof to such stockholder, cause the sale of the stock of such stockholder to pay such assessment and the costs of sale of such stock.

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would apparently apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on pages 21 and 22, and "Note I - Commitments and Other Matters" and "Note J - Regulatory Capital Matters" on page 38.

ISABELLA BANK & TRUST

The Bank is subject to regulation and examination primarily by the Michigan Financial Institutions Bureau. As an insured state bank, which is a member of the Federal Reserve Bank of Chicago, the subsidiary is also subject to regulation and examination by the FDIC and the Federal Reserve.

The agencies and federal and state law extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.

Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary banks in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), acceptance of such share or securities as collateral security for loans to any borrower.

The Bank is also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. For example, a Michigan state bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends). At January 1, 1996, the amount available for dividends without regulatory approval was approximately $3,872,000.

The payment of dividends by the Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Recently enacted legislation will impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

These regulations and restrictions may limit the Corporation's ability to obtain funds from the Bank for its cash needs, including payment of dividends and operating expenses.

The activities and operations of the Bank are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Trust-in-Lending Act, Truth-in-Saving and Regulation Z of the Federal Reserve Board and the Federal Bank Merger Act.

ITEM 2.  PROPERTIES
The Corporation's offices are located in the main office building of the Bank. The Bank owns and operates all of its 12 facilities, which are located in Isabella, Montcalm and Clare counties in the State of Michigan. The Corporation's facilities current, planned, and best use is for transacting commercial and retail banking with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 1995.


                                    Year                                              Net
                                  Facility                 Approximate            Book Value
                                   Opened                  Sq. Footage           12/31/95 (1)
                                  --------                 -----------           ------------
Main Office:
 200 East Broadway (2)
 Mt. Pleasant, Michigan.....       1903                       27,640               $287,641

Main Office Extension:
 Customer Service Center
 139 East Broadway
 Mt. Pleasant, Michigan.....       1985                       16,736                623,798

Isabella County Branch Offices:
 1416 East Pickard (3)
 Mt. Pleasant, Michigan.....       1983                        1,450                561,167

 2133 South Mission(6)
 Mt. Pleasant, Michigan.....       1976                        1,560                464,167

 200 South University (4)
 Mt. Pleasant, Michigan.....       1964                        1,795                 72,386

 1402 West High
 Mt. Pleasant, Michigan.....       1973                        2,150                130,763

 401 East Main Street (5)
 Blanchard, Michigan........       1911                        6,561                 48,247

 500 East Wright Avenue
 Shepherd, Michigan.........       1980                        1,830                215,258

 3388 N. Woodruff Road
 Weidman, Michigan..........       1975                        5,400                106,165

                                      Year                                              Net
                                    Facility                  Approximate            Book Value
                                     Opened                   Sq. Footage           12/31/95 (1)
                                   -----------                -----------           ------------
 1867 Winn Road
 Beal City, Michigan.......           1977                       1,100                 58,290

Montcalm County Branch Office:
 313 W. Bridge Street (6)
 Six Lakes, Michigan.......           1966                       1,527                315,089

Clare County Branch Office:
 532 N. McEwan Street
 Clare, Michigan...........           1993                       7,300               $520,527


(1)  includes land and buildings
(2)  substantially remodeled in 1986
(3)  substantially remodeled in 1990
(4)  partially remodeled in 1986 and 1988
(5) substantially remodeled in 1976 and partially remodeled in 1986
(6)  substantially remodeled in 1992


ITEM 3.  LEGAL PROCEEDINGS
The Corporation and the Bank are not involved in any material pending legal proceedings. The Bank, because of the nature of its business, is at times subject to numerous pending and threatened legal actions which arises out of the normal course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on April 23, 1996.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:

                                                               YEARS OF
             NAME            AGE       POSITION                SERVICE
             ----            ---       --------                --------
        David W. Hole        58   President and CEO               36
        Mary Ann Breuer      56   Secretary                       36
        Dennis P. Angner     40   Treasurer                       12


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware.
From January 1, 1994 through December 31, 1995 there were, so far as management knows, 34 sales of the Corporation's common stock. These sales involved 22,179 shares, as adjusted for a 10 percent stock dividend declared in January of 1996, to be paid in March of 1996. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $40.00 per share in the fourth quarter of 1995, and the lowest price was $33.64 per share in the first quarter of 1994. The following is a summary of all known transfers since January 1, 1994. All of the information has been adjusted to reflect the stock dividend referred to above.


                  Number of     Number of      Low       High
          Date      Sales        Shares        Price     Price
--------------    ---------     ---------      -----     -----
         1994:
 First Quarter        1             314        33.64     33.64
Second Quarter        6          11,073        33.64     36.36
 Third Quarter        2           1,109        34.55     36.36
Fourth Quarter        3           3,905        36.36     36.36

         1995:
 First Quarter        2           1,940        38.18     38.18
Second Quarter        6           1,004        38.18     39.55
 Third Quarter        8           2,099        38.18     40.00
Fourth Quarter        6             736        40.00     40.00


The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10 percent stock dividend.

                                   1995        1994
                                   ----        ----
 First Quarter                    $0.22        $0.20
Second Quarter                     0.22         0.20
 Third Quarter                     0.22         0.20
Fourth Quarter                     0.66         0.64
                                  -----        -----
                   Total          $1.32        $1.24
                                  =====        =====


IBT Bancorp's authorized stock consists of 4,000,000 shares, of which 703,248 shares are issued (773,572 after the stock dividend payable March 15, 1996) with a par value of $6 per share. As of year end 1995, there were 807 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
                       SUMMARY OF SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             1995           1994            1993              1992             1991
                                             ----           ----            ----              ----             ----
INCOME STATEMENT DATA:
  Total interest income                    $  19,852        $ 17,991        $ 17,901         $ 18,350          $ 18,254
  Net interest income                         10,855          10,280           9,737            9,150             8,171
  Provision for loan losses                      475             475             400              360               424
  Net income                                   2,958           2,802           2,607            2,291             2,011

BALANCE SHEET DATA:
  End of period assets                     $ 281,505        $263,203        $249,367         $233,690          $215,178
  Daily average assets                       265,860         255,399         240,342          223,767           200,269
  Daily average deposits                     238,761         230,598         217,954          203,870           182,141
  Daily average loans/net                    177,109         159,556         142,970          132,081           123,476
  Daily average equity                        24,313          22,316          19,892           17,873            16,107

PER SHARE DATA: (1)
  Net income per common share              $    3.85            3.70        $   3.50         $   3.14          $   2.78
  Cash dividend per common share                1.32            1.24            1.13             1.04              0.90
  Book value (at period end)                   33.36           29.49           27.59            25.17             23.05

FINANCIAL RATIOS:
  Shareholders' equity to assets                9.17%           8.56%           8.34%            7.98%             7.81%
  Net income to average equity                 12.17           12.56           13.10            12.82             12.49
  Cash dividend payout to net income           34.27           33.67           32.15            33.36             32.39
  Net income to average assets                  1.11            1.10            1.08             1.02              1.00


                                                          1995                                          1994
                                                          ----                                          ----
                                            Fourth     Third    Second     First        Fourth    Third     Second      First
                                            ------     -----    ------    ------        ------    -----     ------     ------
Quarterly Operating Results:
  Total interest income                     $5,175    $5,093    $4,904     $4,680       $4,662    $4,555    $4,424     $4,350
  Interest on deposits                       2,402     2,305     2,208      2,082        1,979     1,927     1,902      1,903
  Net interest income                        2,773     2,788     2,696      2,598        2,683     2,628     2,522      2,447
  Provision for loan losses                    124       121       117        113          175       100       100        100
  Noninterest income                           538       509       478        446          497       431       419        438
  Noninterest expense                        2,060     2,048     2,121      2,099        1,941     1,988     1,969      1,954
  Net income                                   811       821       692        634          805       720       648        629

Per Share of Common Stock (1)
  Net income                                $ 1.05    $ 1.07    $ 0.90     $ 0.83       $ 1.06    $ 0.95    $ 0.85     $ 0.84
  Cash dividend                               0.66      0.22      0.22       0.22         0.64      0.20      0.20       0.20
  Book Value                                 33.36     32.79     31.84      30.61        29.49     29.70     29.06      28.75

(1) Retroactively restated for the 10% stock dividend declared on January 16, 1996, payable March 1996

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations for the Corporation. This discussion and analysis is intended to provide a better understanding of the financial statements and statistical data included elsewhere herein.

    TABLE 1.  DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY;
                    INTEREST RATE AND INTEREST DIFFERENTIAL
                             (Dollars in Thousands)

The following schedules present the daily average amount outstanding for each major category (at historical cost) of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities.
This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding.


                                                 1995                             1994                            1993
                                                 ----                             ----                            ----
                                                 Tax       Average                Tax      Average                 Tax       Average
                                    Average   Equivalent    Yield/   Average   Equivalent   Yield/    Average   Equivalent   Yield/
                                    Balance    Interest      Rate    Balance    Interest     Rate     Balance    Interest     Rate
INTEREST EARNING ASSETS:            -------   ----------   -------   -------   ----------  --------   -------   ----------   -------
  Loans                             $179,355     $15,972   8.91%     $161,669    $14,079      8.71%   $144,905    $13,661      9.43%
  Taxable investment securities       43,329       2,660   6.14        52,435      2,803      5.35      53,968      3,126      5.79
  Nontaxable investment securities    16,271       1,258   7.73        16,467      1,311      7.96      16,294      1,321      8.11
  Federal funds sold                   7,564         422   5.58         6,771        276      4.08       9,245        279      3.02
  Other                                  336          20   5.95           336         20      5.95         293         18      6.14
                                    --------     -------   ----      --------    -------      ----    --------    -------      ----
    TOTAL EARNING ASSETS             246,855      20,332   8.24       237,678     18,489      7.78     224,705     18,405      8.19

NON EARNING ASSETS:
  Allowance for loan losses           (2,247)                          (2,113)                          (1,935)
  Cash and due from banks             10,945                           10,375                            8,598
  Premises and equipment               5,218                            4,786                            4,286
  Accrued income and other assets      5,089                            4,673                            4,688
                                    --------                         --------                         --------
    TOTAL ASSETS                    $265,860                         $255,399                         $240,342
                                    ========                         ========                         ========

INTEREST BEARING LIABILITIES
  Interest-bearing demand deposits  $ 42,010       1,277   3.04%     $ 40,318      1,052      2.61%   $ 36,382        997      2.74%
  Savings deposits                    63,825       1,865   2.92        70,128      1,834      2.62      65,681      1,926      2.93
  Time deposits                      100,064       5,855   5.85        89,010      4,825      5.42      89,021      5,241      5.89
                                    --------     -------   ----      --------    -------      ----    --------    -------      ----
    TOTAL INTEREST BEARING
      LIABILITIES                    205,899       8,997   4.37       199,456      7,711      3.87     191,084      8,164      4.27

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposit                      32,862                           31,142                           26,870
  Other                                2,786                            2,485                            2,496
  Shareholders' equity                24,313                           22,316                           19,892
                                    --------                         --------                         --------
    TOTAL LIABILITIES AND EQUITY    $265,860                         $255,399                         $240,342
                                    ========                         ========                         ========

Net interest income (FTE)                        $11,335                         $10,778                          $10,241
                                                 =======                         =======                          =======

Net yield on interest earning assets (FTE)                 4.59%                              4.53%                            4.56%
                                                           =====                              =====                            =====

RESULTS OF OPERATIONS

The Corporation achieved record net income for the ninth consecutive year in 1995 with earnings of $2,958,065, a 5.6% increase over 1994. Earnings per share were $3.85, an increase of $0.15 over 1994 and $0.35 over 1993.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity.
Return on average assets measures the ability of a bank to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.11% in 1995, 1.10% in 1994, and 1.08% in 1993. Return on average equity indicates how effectively a bank is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 12.17% in 1995, 12.56% in 1994, and 13.10% in 1993.

                  TABLE 2.  VOLUME AND RATE VARIANCE ANALYSIS
                             (Dollars in Thousands)

The following table details the dollar amount of changes in FTE net interest income for each major category of interest earning assets and interest bearing liabilities, and the amount of change attributable to changes in average balances (volume) or average rates. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                  1995 Compared to 1994                      1994 Compared to 1993
                                                Increase (Decrease) Due to                 Increase (Decrease) Due to
                                                --------------------------                 --------------------------
                                            Volume            Rate           Net          Volume        Rate         Net
                                            ------            ----           ---          ------        ----         ---
CHANGES IN INTEREST INCOME:
  Loans                                       $1,569           $324         $1,893         $1,508        ($1,090)    $418
  Taxable investment securities                 (526)           383           (143)           (87)          (236)    (323)
  Nontaxable investment securities               (15)           (38)           (53)            14            (24)     (10)
  Federal funds sold                              35            111            146            (86)            83       (3)
  Other                                            0              0              0              3             (1)       2
                                              ------           ----         ------         ------       --------     ----
    TOTAL CHANGES IN INTEREST INCOME           1,063            780          1,843          1,352         (1,268)      84

CHANGES IN INTEREST EXPENSE:
  Interest bearing demand deposits                46            179            225            104            (49)      55
  Savings deposits                              (173)           204             31            125           (217)     (92)
  Time deposits                                  628            402          1,030             (1)          (415)    (416)
                                              ------           ----         ------         ------       --------     ----
    TOTAL CHANGES IN INTEREST EXPENSE            501            785          1,286            228           (681)    (453)
                                              ------           ----         ------         ------       --------     ----

   NET CHANGE IN NET INTEREST INCOME          $  562           $ (5)        $  557         $1,124        ($  587)    $537
                                              ======           ====         ======         ======       ========     ====


NET INTEREST INCOME

The Corporation derives the majority of its income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities, and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. In accordance with Financial Accounting Board (FASB) Statement No. 91, "Accounting for Loan Fees", interest income includes loan fees of $601,000 in 1995; $639,000 in 1994; and $811,000 in 1993. For
analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

Changes in net interest income from period to period result from changes in the average balances (volume) of interest earning assets and interest bearing liabilities and the average rate earned and paid on such assets and liabilities. As shown in Tables 1 and 2, 1995 (FTE) interest income increased $557,000 or 5.2%. A 3.9% increase in interest earning assets provided $1,063,000 of FTE interest income. The majority of this growth was funded by a 3.2% increase in interest bearing deposits, resulting in $501,000 of additional interest expense. Overall, changes in volume resulted in $562,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 46 basis points, increasing FTE interest income by $780,000 and the average rate paid on deposits increased by 50 basis points, increasing interest expense by $785,000. The net result of increased interest rate earned and paid reduced FTE net interest income by $5,000.

The Corporation's FTE net interest yield as a percentage of average earning assets during 1995 equaled 4.59% versus 4.53% during 1994. The 6 basis points change in net interest yield was primarily due to a shift of invested dollars from taxable investment securities to loans net of the shift from savings deposits to time deposits. The following table shows these shifts:

              As a percentage of average assets:

   Assets:                             1995          1994           Change
                                       ----          ----           ------
     Loans                             67.46%        63.30%          4.16%
     Taxable investment securities     16.30         20.53          (4.23)
   Deposits:
     Time deposits                     37.64         34.85           2.79
     Savings deposits                  24.01         27.46          (3.45)

The average rate earned on loans was 2.77% higher than on taxable investment securities. Management estimates that the changes in asset mix provided an additional $307,000 of interest income. The average rate paid on time deposits was 2.93% higher than on savings. The increase to higher rate time deposits increased the Corporation's interest expense by $217,000. The combination of these shifts was to provide an additional $90,000 in FTE net interest income and to increase the average FTE net interest yield by 4 basis points.

In addition to changes in asset and liability mix, changes in rates have an impact on the Corporation's interest income. Management expects interest rates to decrease moderately during 1996. Based on this expectation and the Corporation's asset and liability repricing characteristics, management calculates that the Corporation's FTE net interest margin as a percentage of average assets will decrease in 1996. Due to the many factors that can affect net interest income, the overall effect of changing interest rates on interest income earned cannot be predicted with any certainty.

Net interest income increased $537,000 to $10.78 million in 1994 from $10.24 million in 1993. As shown in Tables 1 and 2, in 1994 (FTE) interest income increased $1.35 million, a 5.8% increase in the volume average earning assets. The growth of interest earning assets was funded primarily by a 4.4% increase in interest bearing deposits that resulted in additional interest expense of $228,000. Overall, the Corporation earned an additional $1.12 million in FTE interest income as a result of volume. The average rate earned in 1995 decreased by 0.41%, reducing FTE interest income by $1.27 million. This reduction was offset by a 0.40% decrease in the average cost of deposits, which reduced interest expense by $681,000. Overall, net interest income declined by $587,000 due to the reduction in interest rates.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 73.5% of the Corporation's total year end deposits, and is the Corporation's single largest concentration of risk. Inevitably, poor operating results of any financial institution are due to the failure to control this credit risk. Given the importance of maintaining sound underwriting practices, both the Board of Directors and senior management spend a large portion of their time and effort in loan review.

The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio. The provision for loan losses is credited to an allowance for loan losses, which is maintained at a level considered by management to be adequate to absorb potential loan losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, recent loan loss history, financial condition of borrowers, the amount of impaired loans, and overall economic conditions. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subjected to significant change. The following table is a summary of loan balances at the end of each period and their daily average balance, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed. Total loans outstanding increased 6.93% in 1995 and 12.50% in 1994. The allowance for loan losses as a percentage of total outstanding loans at year end 1995 was 1.21% compared to 1.20% at December 31, 1994. The Corporation's net charged off loans as a percentage of average loans increased slightly to 0.17% in 1995 from 0.15% in 1994. The increase in net charge-offs was a result of a decrease in amounts recovered from loans previously charged off.

                   TABLE 3.  SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)


                                                               December 31

                                           1995        1994          1993         1992          1991
                                           ----        ----          ----         ----          ----
Amount of loans outstanding
  at the end of period                   $185,996    $173,939      $154,608      $139,092      $129,144
                                         ========    ========      ========      ========      ========
Average amount of loans
  outstanding for the period             $179,355    $161,669      $144,905      $133,859      $125,092
                                         ========    ========      ========      ========      ========
Summary of changes in allowance:
  Allowance for loan losses - January 1  $  2,083    $  1,854      $  1,686      $  1,553      $  1,414
    Loans charged off:
      Commercial and agricultural             334         375           350           308           236
      Real estate mortgage                      4           5            10            26            36
      Installment                             161         181           123           141           213
                                         --------    --------      --------      --------      --------
              TOTAL LOANS CHARGED OFF         499         561           483           475           485
    Recoveries:
      Commercial and agricultural             109         247           158           132           113
      Real estate mortgage                      0           2            19             1             7
      Installment                              80          66            74           115            80
                                         --------    --------      --------      --------      --------
              TOTAL RECOVERIES                189         315           251           248           200
                                         --------    --------      --------      --------      --------
    Net charge-offs                           310         246           232           227           285
    Provision charged to income               475         475           400           360           424
                                         --------    --------      --------      --------      --------
  ALLOWANCE FOR LOAN LOSSES -
   DECEMBER 31                           $  2,248    $  2,083      $  1,854      $  1,686      $  1,553
                                         ========    ========      ========      ========      ========
  Ratio of net charge-offs during the
   year to average loans outstanding        0.17%       0.15%         0.16%         0.17%         0.23%
                                         ========    ========      ========      ========      ========
  Ratio of the allowance for loan losses
   to loans outstanding at year end         1.21%       1.20%         1.20%         1.21%         1.20%
                                         ========    ========      ========      ========      ========

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 1995 and 1994 equaled 0.46% and 0.30% of total loans, respectively. The Bank's policy, including impaired loans as defined by FASB Statement No. 114, is to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, it is determined that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                         TABLE 4.  NONPERFORMING LOANS
                             (Dollars in Thousands)
Risk Elements

The following loans are all the credits which require classification for state or federal regulatory purposes.


                                                                 December 31

                                           1995        1994         1993          1992         1991
                                           ----        ----         ----          ----         ----

Nonaccrual loans                          $  262     $  347       $  205       $   122       $  580
Accruing loans past due 90 days or more      590        183          303           508          710
Restructured loans                             0          0           19           280          190
                                          ------     ------       ------        ------       ------

            TOTAL NONPERFORMING LOANS     $  852     $  530       $  527        $  910       $1,480
                                          ======     ======       ======        ======       ======

As of December 31, 1995, there were no other interest bearing assets which were classified as past due, nonaccruing, or restructured. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 1995. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 48.0% to commercial and agricultural loans; 12.3% to real estate loans; 31.5% to installment loans; 0.2% to impaired loans; leaving 8.0% unallocated. The $5,000 allocated to impaired loans is for an impaired mortgage loan.

             TABLE 5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                            (Dollars in Thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:

                                                              December 31
                       1995                  1994                1993                 1992                1991
                       ----                  ----                ----                 ----                ----
                           % of Each            % of Each            % of Each           % of Each            % of Each
                           Category             Category             Category            Category             Category
                Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance to Total
                  Amount     Loans     Amount     Loans    Amount     Loans     Amount      Loans     Amount    Loans
                  ------     -----     ------     -----    ------     -----     ------      -----     ------    -----
Commercial and
  agricultural    $1,079     18.06%   $  915     19.01%   $  745     21.94%    $  667      22.53%    $  624    21.69%
Real estate
  mortgage           278     62.22       249     60.91       318     60.97        317      62.37        308    62.78
Installment          707     19.72       706     20.08       644     17.09        567      15.10        495    15.53
Impaired loans         5                  50
Unallocated          179                 163                 147                  135                   126
                  ------    -------   ------  -------     ------    -------    ------     -------    ------   -------
    TOTAL         $2,248    100.00%   $2,083  100.00%     $1,854    100.00%    $1,686     100.00%    $1,553   100.00%
                  ======    =======   ======  =======     ======    =======    ======     =======    ======   =======

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, and fees for other financial services. Total noninterest income increased $185,000 or 10.4% in 1995 when compared to 1994. The most significant changes were a $111,000 increase in automatic teller machine fees, a $51,000 increase in overdraft charges, a $44,000 increase in brokerage fees, and a $14,000 decrease in trust fees.

Included in other operating income is a $73,000 gain from the sale of $8.1 million in mortgages during 1995 versus a $286,000 gain on the sale of $11.8 million for 1994. The Corporation has established a policy that all 30-year amortized fixed rate mortgage loans will be sold. These loans are accounted for in accordance with FASB Statement No. 65 and are sold without recourse.
The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages excludes at least 25 basis points for the servicing of these loans. As of January 1, 1996, the Corporation adopted FASB Statement No. 122, Accounting for Mortgage Servicing Rights, An Amendment of FASB Statement No. 65. The adoption of this standard will not have a material impact in the Corporation's financial statements.

Total noninterest income increased $27,000 or 1.5% in 1994 when compared to 1993. The most significant changes were a $125,000 increase in automatic teller machine fees, a $40,000 increase in trust fees, a $24,000 increase in mortgage servicing fees, a $24,000 increase in overdraft charges, and a decrease on gains from the sale of residential mortgages of $215,000.

NONINTEREST EXPENSES

Controlling noninterest expenses is important to maintain adequate and satisfactory profitability. Noninterest expenses increased $476,000 or 6.1% in 1995 when compared with 1994. The largest component of noninterest expense is salaries and employee benefits, which increased $174,000 or 4.3%. The majority of this increase is related to normal merit and promotional salary increases and the addition of the brokerage subsidiary. Occupancy and furniture and equipment expenses increased $243,000 or 18.2% in 1995. The majority of this increase was associated with automatic teller machine operating costs, computer operations, and furniture and equipment depreciation. Other noninterest expenses increased $58,000, a 2.4% increase. The most significant change was a decrease in FDIC insurance premiums effective June 1, 1995 from 23 cents per hundred dollars in deposits to 4 cents. FDIC expense decreased $230,000 in 1995 and a further decrease is expected in 1996. Significant increases in other operating expenses include legal expenses, other losses, armored car services, and other real estate expenses.

Noninterest expenses increased $203,000 or 2.7% in 1994 when compared with 1993. Salaries and employee benefits increased $84,000 or 2.1%. The majority of this increase is related to normal merit and promotional salary increases. Occupancy and furniture and equipment expenses increased $106,000 or 8.7% in 1994. The majority of this increase was associated with automatic teller machine operating costs, computer operations, and costs of operating a new branch in Clare, Michigan. Other noninterest expenses increased $13,000, a 0.1% increase. The most significant changes were increases in FDIC insurance premiums, consultants fees, and Michigan single business tax. Loan documentation expenses and other losses decreased.

FEDERAL INCOME TAXES

Federal income tax expense for 1995 was $1,065,000 or 26.5% of pre-tax income compared to $936,000 and 25.0% in 1994 and $840,000 and 24.4% in 1993. The
increase in tax expense as a percentage of income before federal income tax over the past three years resulted from a decrease in nontaxable municipal income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note E.

BALANCE SHEET ANALYSIS

Total assets were $281.5 million at December 31, 1995, an increase of $18.3 million or 7.0% over year end 1994. Asset growth was primarily funded by a $14.6 million increase in deposits and a $3.3 million increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activity is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 1995, the Corporation's net holding of investment securities increased $1.8 million. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Held to maturity securities, which are stated at amortized cost, consist mostly of local municipal bond issues, long term U.S. Government and Agency notes, and mortgage backed securities. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation and pay regular monthly amortized principal and interest. These investments have less than 10 years to final maturity. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair market value.

                         TABLE 6.  INVESTMENT PORTFOLIO
                             (Dollars in Thousands)

                                                                               December 31
       Available for sale:                                        1995             1994
                                                                 -------          -------
       U.S. Treasury and U.S. Government agencies                $43,723          $42,275
       State and political subdivisions                           12,898           14,988
                                                                 -------          -------
                                                                 $56,621          $57,263
                                                                 =======          =======

       Held to maturity:                                          1995             1994             1993
                                                                --------         --------         --------
       U.S. Treasury and U.S. Government agencies                $ 3,852         $  2,693         $ 55,983
       State and political subdivisions                            4,796            3,493           15,492
       Other securities                                              336              336              336
                                                                 -------         --------         --------
                                                                 $ 8,984         $  6,522         $ 71,811
                                                                 =======         ========         ========

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. Government agency securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity. Other securities consist solely of Federal Reserve Bank Stock. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, collateralized mortgage obligations, zero coupon bonds, non-government agency asset backed securities, and corporate bonds. For further information regarding investment securities, refer to Note A, Significant Accounting Policies, and Note B, Investment Securities.

The following is a schedule of maturities of each category of investment securities (at book value) and their weighted average yield as of December 31, 1995. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

 TABLE 7.  SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE
                                    YIELDS
                             (Dollars in Thousands)

                                                                    Maturing
                             ---------------------------------------------------------------------------------------
                                                       After One               After Five
                                                       Year but                Years but
                                   Within               Within                   Within                  After
                                  One Year             Five Years               Ten Years              Ten Years
                             Amount     Yield      Amount       Yield       Amount      Yield      Amount     Yield
                             ------     -----      ------       -----       ------      -----      ------     -----
U.S. Treasury and U.S.
  Government agencies       $16,230      5.75%      $28,086      6.30%      $2,043       6.42%      $630      8.24%
State and political
  subdivisions                6,721      7.97         7,954      7.38        2,834       7.08
Other securities                                                                                     336      6.00
                            -------                 -------                 ------                  ----
                TOTAL       $22,951      6.40%      $36,040      6.54%      $4,877       6.80%      $966      7.46%
                            =======                 =======                 ======                  ====

The weighted average interest rates have been computed on a fully taxable equivalent basis. The rates shown on securities issued by state and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

LOANS

The largest component of earning assets is loans. The proper management of credit and market risk inherent in loans is critical to the financial well-being of the Corporation. To control these risks, the Corporation has adopted strict underwriting standards. The standards include prohibitions against lending outside the Corporation's defined market area, lending limits to a single borrower, and strict loan to collateral value limits. The Corporation also monitors and limits loan concentrations extended to volatile industries. The Corporation has no foreign loans and there were no concentrations greater than 10% of total loans that were not disclosed as a separate category in Table 8.

                            TABLE 8.  LOAN PORTFOLIO
                             (Dollars in Thousands)

                                                                  December 31
                                         1995           1994           1993           1992           1991
                                       --------       --------       --------       --------       --------
Commercial and agricultural            $ 33,585       $ 33,062      $ 33,926        $ 31,336       $ 28,016
Real estate mortgage                    115,718        105,953        94,264          86,749         81,074
Installment                              36,693         34,924        26,418          21,007         20,054
                                       --------       --------      --------        --------       --------

              TOTAL LOANS              $185,996       $173,939      $154,608        $139,092       $129,144
                                       ========       ========      ========        ========       ========

DEPOSITS

Total deposits were $253.0 million at year end 1995, a 6.1% increase over 1994. Average deposits increased 3.5% in 1995 and 5.8% in 1994. During 1995, average noninterest bearing deposits increased 5.5%, interest bearing demand deposits increased 4.2%, savings deposits decreased 9.0%, and time deposits increased 12.4%. Time certificates of deposit over $100,000 as a percentage of total deposits equaled 3.90% and 3.28% as of December 31, 1995 and 1994, respectively.

                  TABLE 9.  AVERAGE DEPOSIT BALANCES AND RATES
                             (Dollars in Thousands)

                                                1995                   1994                       1993
                                                ----                   ----                       ----
                                          Amount       Rate        Amount      Rate         Amount       Rate
                                          ------      ------       ------     ------        ------      ------
Noninterest bearing demand deposits     $ 32,862                 $ 31,142                 $ 26,870
Interest bearing demand deposits          42,010       3.04%       40,318       2.61%       36,382        2.74%
Savings deposits                          63,825       2.92        70,128       2.62        65,681        2.93
Time deposits                            100,064       5.85        89,010       5.42        89,021        5.89
                                        --------                 --------                 --------

                             TOTAL      $238,761                 $230,598                 $217,954
                                        ========                 ========                 ========


      TABLE 10.  MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000
                            (Dollars in Thousands)

                                                                 December 31
                                          1995                     1994                     1993
                                        --------                 --------                 --------
Maturity:
     Within 3 months                      $2,043                   $2,105                   $2,739
     Within 3 to 6 months                  1,504                    1,363                      989
     Within 6 to 12 months                 2,138                      759                    1,273
     Over 12 months                        4,174                    3,604                    1,915
                                          ------                   ------                   ------
                           TOTAL          $9,859                   $7,831                   $6,916
                                          ======                   ======                   ======

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and unrealized net gain or loss on securities available for sale. Total capital increased approximately $3.3 million in 1995. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of the Plan, the Corporation issued 9,000 shares of common stock generating $369,000 of capital during 1995, and 8,837 common shares generating $319,000 in 1994.

There are no commitments for significant capital expenditures; however, there are regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum Tier 1 and Tier 2 capital to average assets requirement is 6.0%. The Corporation's Tier 1 and 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, was 10.46% at year end 1995.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of good will. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 1995:

                Percentage of Capital to Risk Adjusted Assets:

                                                    Required        IBT Bancorp
                                                    --------        -----------
                                  Equity Capital       4.00%          15.46%
                               Secondary Capital       4.00            1.25
                                                       -----          ------

                                   Total Capital       8.00%          16.71%
                                                       =====          ======

                 *IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary bank, Isabella Bank and Trust. At December 31, 1995, Isabella Bank and Trust exceeded these minimums. For further information regarding Isabella Bank and Trust's capital requirements, refer to Note J, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents, and available for sale investment securities.

As of December 31, 1995 and 1994, cash and cash equivalents equaled 7.71% and 6.84% of total assets, respectively. Net cash provided from operations was $3.2 million in 1995 and $3.9 million in 1994. Net cash provided by financing activities equaled $14.0 million in 1995 and $11.4 million in 1994. The Corporation's investing activities consumed $13.5 million in 1995 and $13.4 million in 1994. The accumulated effect of the Corporation's operating, investing, and financing activities was to increase cash and cash equivalents by $3.7 million in 1995 and $2.0 million in 1994.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $56.6 million as of December 31, 1995 and $57.3 million at year end 1994. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at the Federal Reserve Bank. The Corporation did not borrow from either of these secondary sources during 1995 or 1994. The Corporation's liquidity is considered adequate by the management of the Corporation.

INTEREST RATE SENSITIVITY

Interest rate sensitivity management aims at achieving reasonable stability in the net interest margin through periods of changing interest rates. Interest rate sensitivity is determined by the amount of earning assets and interest-bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. One tool used by management to measure interest rate sensitivity is gap analysis. As shown in Table 11, the gap analysis depicts the Corporation's position for specific time periods and the cumulative gap as a percentage of total assets. Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $185.7 million in total loans, $21.5 million are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1.2 million which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame. Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 1995, the Corporation had $25.2 million more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

                      TABLE 11. INTEREST RATE SENSITIVITY
                             (Dollars in Thousands)

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 1995. For purposes of this analysis, nonaccrual loans, the allowance for loan losses, and the market value adjustment on investment securities available for sale are included in nonearning assets.

                                         0 to 3       4 to 12      1 to 5       Over 5
                                         Months        Months       Years       Years         Total
                                        --------      --------    --------     -------       --------
INTEREST SENSITIVE ASSETS:
  Federal funds sold                    $  6,400                                             $  6,400
  Investment securities                    7,423       16,528      35,039      $  5,844        64,834
  Loans                                   33,653       27,867     115,503         8,711       185,734
  Nonearning                                                                                   24,537
                                        --------     --------    --------      --------      --------
                             TOTAL      $ 47,476     $ 44,395    $150,542      $ 14,555      $281,505
                                        --------     --------    --------      --------      --------

INTEREST SENSITIVE LIABILITIES:
  Time deposits                         $ 16,407     $ 45,397    $ 45,060      $    931      $107,795
  Savings                                 37,044        2,208      11,778        14,677        65,707
  Interest bearing demand                 12,757        3,331      14,197         9,598        39,883
  Noninterest bearing                                                                          68,120
                                        --------     --------    --------      --------      --------
                             TOTAL      $ 66,208     $ 50,936    $ 71,035      $ 25,206      $281,505
                                        --------     --------    --------      --------      --------

Cumulative gap                          $(18,732)    $(25,273)   $ 54,234
                                                                                 43,583
Cumulative gap as a % of assets            (6.65)%      (8.98)%     19.27%        15.48%

In addition to the gap analysis, the Corporation utilizes a computer program to project interest margins into the future. These projections are based on the repricing characteristics and cash flows of the Corporation's interest earning assets and interest bearing deposits. By using different prepayment assumptions and interest rate and balance sheet scenarios, the Corporation can measure the effect of changes in interest rates on its net intererst margin and adjust its position to minimize any change. The GAP and interest rate risk reports are reviewed regularly by the Corporation's Asset and Liability Management Committee.

Management expects average interest rates to decrease in 1996. Based on this expectation and the Corporation's asset and liability repricing characteristics, management estimates that the Corporation's FTE net interest income as a percentage of average earning assets will decrease modestly in 1996 when compared to 1995.

                     TABLE 12.  LOAN MATURITY AND INTEREST
                      SENSITIVITY (Dollars in Thousands)

The following table shows the maturity of loans outstanding at December 31, 1995. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.


                                                         Due in
                                            1 Year       1 to 5       Over 5
                                            or Less       Years       Years       Total
                                            -------      -------      -------     --------
Commercial and agricultural                 $18,122      $13,483      $1,980      $33,585
                                            =======      =======      ======      =======
Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                 $11,083      $1,772
    Variable interest rates                                2,400         208
                                                         -------      ------
                                  TOTAL
                                                         $13,483      $1,980
                                                         =======      ======

IMPACT OF INFLATION

The majority of assets and liabilities of financial institutions are monetary in nature. Generally, changes in interest rates have a more significant impact on earnings of the Corporation than inflation. Although influenced by inflation, changes in rates do not necessarily move in either the same magnitude or direction as changes in the price of goods and services.
Inflation does impact the growth of total assets, creating a need to increase equity capital at a higher rate to maintain an adequate equity to assets ratio, which in turn reduces the amount of earnings available for cash dividends.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 25 through 39 of this report:

         Reports of Independent Auditors
         Consolidated Statements of Financial Position
         Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations set forth under the table named "Summary of Selected Financial Data" on Page 12 of this report.

                   REPORT OF ANDREWS, HOOPER & PAVLIK, P.L.C.

                              Independent Auditors




Board of Directors
IBT Bancorp

We have audited the accompanying consolidated statements of financial position of IBT Bancorp and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                        Andrews, Hooper & Pavlik, P.L.C.

Saginaw, Michigan
February 2, 1996

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                             DECEMBER 31
                                                                  1995                              1994
                                                                 -----                              ----
ASSETS
     Cash and demand deposits due from banks                  $  15,299,222                      $  16,409,784
     Federal funds sold                                           6,400,000                          1,600,000
                                                             --------------                     --------------
                   TOTAL CASH AND CASH EQUIVALENTS               21,699,222                         18,009,784

     Investment securities - Note B
       Securities available for sale (at market value)           56,621,213                         57,262,614
       Securities held to maturity (market value
          $9,058,737 in 1995 and $6,454,658 in 1994)              8,984,422                          6,522,434
                                                              -------------                     --------------
                       TOTAL INVESTMENT SECURITIES               65,605,635                         63,785,048

     Loans -- Notes C and H
       Commercial                                                33,584,662                         33,062,056
       Real estate mortgage                                     115,717,820                        105,953,211
       Installment                                               36,693,646                         34,923,246
                                                             --------------                     --------------
                                       TOTAL LOANS              185,996,128                        173,938,513
     Less allowance for loan losses                               2,248,184                          2,083,216
                                                            ---------------                    ---------------
                                         NET LOANS              183,747,944                        171,855,297
     Premises and equipment -- Note A                             5,150,853                          5,115,691
     Accrued income receivable                                    2,075,387                          1,759,790
     Other assets                                                 3,226,281                          2,677,512
                                                            ---------------                    ---------------
                                      TOTAL ASSETS            $ 281,505,322                      $ 263,203,122
                                                            ===============                    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
       Noninterest bearing                                    $  39,620,454                      $  35,544,595
       NOW Accounts                                              39,882,893                         45,946,435
       Certificates of Deposit and other savings                163,642,277                        149,081,213
       Certificates of Deposit over $100,000                      9,859,419                          7,830,947
                                                             --------------                    ---------------
                                    TOTAL DEPOSITS              253,005,043                        238,403,190
     Accrued interest and other liabilities                       2,695,270                          2,276,350
                                                             --------------                    ---------------
                                 TOTAL LIABILITIES              255,700,313                        240,679,540
     Shareholders' Equity -- Note I
       Common stock -- $6 par value:
        4,000,000 shares authorized;
        703,248 shares issued and outstanding
        (694,247 shares at December 31, 1994)                     4,219,489                          4,165,488
     Capital surplus                                             10,220,114                          9,904,904
     Retained earnings                                           10,856,229                          8,911,876
     Unrealized gain (loss) on securities available for sale,
        net of taxes of $262,000 in 1995 and tax credit of
        $236,000 in 1994                                            509,177                          (458,686)
                                                            ---------------                    ---------------
                        TOTAL SHAREHOLDERS' EQUITY               25,805,009                         22,523,582
                                                            ---------------                    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 281,505,322                      $ 263,203,122
                                                            ===============                    ===============

See notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                          Unrealized
                                                                                           Net Gain/
                                                                                           (Loss) on
                                                                                           Securities         Total
                                           Common           Capital        Retained        Available       Shareholders'
                                           Stock            Surplus        Earnings         For Sale          Equity
                                          ----------       -----------    -----------     -----------       -----------
BALANCE AT JANUARY 1,  1993               $3,673,902       $ 7,389,472    $ 7,586,416      $                $18,649,790
Net income for 1993                                                         2,606,530                         2,606,530
Cash dividends paid--$1.13 per share                                         (837,995)                         (837,995)
Issuance of 10,890 shares of common
  stock under dividend reinvestment plan      65,342           320,943                                          386,285
                                          ----------       -----------    -----------      ----------       -----------

   BALANCE AT DECEMBER 31, 1993            3,739,244         7,710,415      9,354,951                        20,804,610

Adjustment to beginning balance
  for change in accounting method
  net of taxes of $458,000                                                                    889,040           889,040
Net income for 1994                                                         2,801,899                         2,801,899
10% Stock dividend                           373,217         1,928,288     (2,301,505)
Cash dividends paid--$1.24 per share                                         (943,469)                         (943,469)
Issuance of  8,837 shares of common
  stock under dividend reinvestment plan      53,027           266,201                                          319,228
Change in unrealized loss on
  investment securities, net of $694,000
  tax benefits                                                                             (1,347,726)       (1,347,726)
                                          ----------       -----------    -----------      ----------       -----------

    BALANCE AT DECEMBER 31, 1994           4,165,488         9,904,904      8,911,876        (458,686)       22,523,582

Net income for 1995                                                         2,958,065                         2,958,065
Cash dividends paid - $1.32 per share
                                                                           (1,013,712)                       (1,013,712)
Issuance of 9,000 shares of common
  stock under dividend reinvestment plan      54,001           315,210                                          369,211
Change in unrealized gain on investment
  securities, net of taxes of $498,000                                                        967,863           967,863
                                          ----------       -----------    -----------      ----------       -----------
      BALANCE AT DECEMBER 31, 1995        $4,219,489       $10,220,114    $10,856,229      $  509,177       $25,805,009
                                          ==========       ===========    ===========      ==========       ===========




See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                          YEAR ENDED DECEMBER 31
                                                             1995                    1994                      1993
                                                          ----------            -------------             ------------
INTEREST INCOME
  Interest and fees on loans                            $15,880,947              $13,990,446               $13,565,744
  Interest on investment securities:
    Taxable:
     U.S. Treasury and U.S. Government agencies           2,588,935                2,785,201                 3,126,346
     Other                                                   70,667                   38,912                    17,541

    Nontaxable:
     States and political subdivisions                      868,887                  900,857                   913,109
                                                       ------------            -------------             -------------
            TOTAL INTEREST ON INVESTMENT SECURITIES       3,528,489                3,724,970                 4,056,996
  Interest on federal funds sold and other                  442,244                  275,518                   278,664
                                                       ------------            -------------             -------------
                              TOTAL INTEREST INCOME      19,851,680               17,990,934                17,901,404
INTEREST ON DEPOSITS                                      8,996,712                7,711,291                 8,164,464
                                                       ------------             ------------             -------------
                                NET INTEREST INCOME      10,854,968               10,279,643                 9,736,940
Provision for loan losses--Note C                           475,000                  475,000                   400,000
                                                       ------------            -------------             -------------
                          NET INTEREST INCOME AFTER
                          PROVISION FOR LOAN LOSSES      10,379,968                9,804,643                 9,336,940


NONINTEREST INCOME
  Trust fees                                                357,138                  370,724                   330,670
  Service charges on deposit accounts                       297,636                  288,894                   286,329
  Other service charges and fees                          1,030,241                  865,425                   689,865
  Other                                                     300,457                  278,664                   450,091
  Available for sale investment security gains (losses)     (14,503)                 (18,215)                    1,541
                                                         ----------              -----------              ------------
                           TOTAL NONINTEREST INCOME       1,970,969                1,785,492                 1,758,496

NONINTEREST EXPENSE
  Salaries, wages, and employee benefits                  4,231,828                4,057,708                 3,973,684
  Occupancy                                                 578,818                  556,906                   575,734
  Furniture and equipment                                   996,606                  775,387                   650,101
  Other                                                   2,520,620                2,462,235                 2,449,387
                                                         ----------              -----------              ------------
                          TOTAL NONINTEREST EXPENSE       8,327,872                7,852,236                 7,648,906
                                                         ----------              -----------              ------------
INCOME BEFORE FEDERAL INCOME TAXES
  Federal income taxes--Note E                            4,023,065                3,737,899                 3,446,530
                                                          1,065,000                  936,000                   840,000
                                                         ----------              -----------              ------------
                                         NET INCOME      $2,958,065              $ 2,801,899              $  2,606,530
                                                         ==========              ===========              ============

Net income per share--Note A                                  $3.85                    $3.70                     $3.50
                                                              =====                    =====                     =====


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED DECEMBER 31
                                                            1995                    1994                     1993
                                                        -----------              -----------           ---------------
OPERATING ACTIVITIES -- NOTE G
  Interest and fees collected on loans and investments  $19,555,643              $18,211,278              $18,270,877
  Other fees and income received                          1,958,544                1,826,564                1,753,188
  Interest paid                                          (8,898,078)              (7,729,080)              (8,231,193)
  Cash paid to suppliers and employees                   (8,252,915)              (7,431,480)              (6,588,297)
  Federal income taxes paid                              (1,134,961)                (964,000)                (831,000)
                                                        -----------              -----------            -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 3,228,233                3,913,282                4,373,575

INVESTING ACTIVITIES
  Proceeds from maturities and sales of investment
     securities available for sale                       26,997,081               32,295,051
  Proceeds from maturities of investment securities
     held to maturity                                     4,407,685                  876,273               26,020,464
  Purchase of investment securities available for sale  (24,944,425)             (19,833,945)
  Purchase of investment securities held to maturity     (6,834,606)              (6,178,383)             (32,823,068)
  Net increase in loans                                 (12,367,647)             (19,576,020)             (15,747,757)
  Purchase of premises and equipment                       (754,235)                (939,222)              (1,085,245)
                                                        -----------              -----------              -----------
NET CASH USED IN INVESTING ACTIVITIES                   (13,496,147)             (13,356,246)             (23,635,606)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits            4,075,859                4,330,638                3,440,846
  Net increase in interest bearing deposits              10,525,994                7,729,125               10,040,208
  Cash dividends                                         (1,013,712)                (943,469)                (837,995)
  Proceeds from issuance of common stock                    369,211                  319,228                  386,285
                                                        -----------              -----------              -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES      13,957,352               11,435,522               13,029,344
                                                        -----------              -----------              -----------
                    INCREASE (DECREASE) IN CASH AND
                                   CASH EQUIVALENTS
                                                          3,689,438                1,992,558               (6,232,687)

Cash and cash equivalents at beginning of year           18,009,784               16,017,226               22,249,913
                                                        -----------              -----------              -----------
              CASH AND CASH EQUIVALENTS AT YEAR END     $21,699,222              $18,009,784              $16,017,226
                                                        ===========              ===========              ===========

See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation") and its wholly owned subsidiaries, Isabella Bank and Trust, IBT Agency, and IBT Financial Services. All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a registered bank holding company offering a wide array of financial products and services in mid Michigan. Its principal subsidiary, Isabella Bank and Trust, offers banking services through 11 locations to businesses, institutions, and individuals. Lending services offered include commercial real estate and lines of credit, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money markets, and certificates of deposit. Other related financial products include trust services, 24-hour banking services locally and nationally through shared automatic teller machines, safe deposit box rentals, credit life insurance, and direct deposits.

IBT Financial Services is a full service retail brokerage offering stocks, bonds, and mutual funds sales to individuals. IBT Agency, an insurance agency, will not become active until 1996. The agency is authorized to sell life insurance, casualty insurance, and fixed and variable rate annuities.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

CASH AND CASH EQUIVALENTS: For purposes of the Statement of Cash Flows, the Corporation considers cash, demand deposits, due from banks, and federal funds sold as cash and cash equivalents.

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and are stated at fair market value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

The amortized cost of debt securities classified as either held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity or call date, and is computed using a method that approximates the level yield method. Gains or losses on the sale of available for sale securities are calculated using the adjusted cost for the specific securities sold.

ALLOWANCE FOR LOAN LOSSES: Management determines the adequacy of the allowance for loan losses based on evaluation of the loan portfolio, past and recent loan loss experience, current economic conditions and other pertinent factors. The allowance is increased by a charge to income for provisions for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses on loans classified as impaired is based on discounted cash flows using the loans initial interest rate or the fair value of the collateral for certain collateral dependent loans.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, the provision for depreciation is computed principally by the straight line method based upon the useful lives of the assets.

A summary of premises and equipment at December 31 follows:

                                                               1995                    1994
                                                           -----------               ----------
Premises                                                    $5,537,872               $5,537,872
Equipment                                                    5,509,394                4,965,192
                                                            ----------               ----------
                                                            11,047,266               10,503,064
Less accumulated depreciation                                5,896,413                5,387,373
                                                            ----------               ----------
                                                            $5,150,853               $5,115,691
                                                            ==========               ==========

INTEREST ON LOANS: Interest on loans is credited to income based upon the principal outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Loans are placed on nonaccrual status whenever the collectibility of principal or interest is considered doubtful.

FEDERAL INCOME TAXES: Federal income taxes have been provided for based on amounts reported in the Statement of Income (after the exclusion of nontaxable interest income) and include deferred federal income taxes on timing differences between financial statement and income tax accounting. The Corporation and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the 10% stock dividend declared on January 16, 1996, payable on March 15, 1996. The weighted average number of common shares outstanding were 698,071 in 1995; 689,016 in 1994; and 676,723 in 1993.

NOTE B - INVESTMENT SECURITIES

The following is a summary of available for sale and held to maturity securities:

                                   Amortized          Unrealized             Unrealized         Market
                                    Cost               Gains                   Losses           Value
                                ------------        ------------            -----------        -------
December 31, 1995:
  Available for Sale Securities:
    U.S. Treasury and U.S.
      Government agencies         $43,137,308         $  619,228               ($33,583)       $43,722,953
    States and political
      subdivisions                 12,712,422            188,389                 (2,551)        12,898,260
                                  -----------         ----------            -----------        -----------
                         TOTAL    $55,849,730         $  807,617               ($36,134)       $56,621,213
                                  ===========         ==========            ===========        ===========

  Held to Maturity:
    U.S. Treasury and U.S.
      Government agencies         $ 3,851,725         $   49,936                  ($188)       $ 3,901,473
    States and political
      subdivisions                  4,796,496             31,665                 (7,098)         4,821,063

    Other securities                  336,201                  0                      0            336,201
                                  -----------         ----------            -----------        -----------


                         TOTAL    $ 8,984,422          $  81,601                ($7,286)       $ 9,058,737
                                  ===========         ==========            ===========        ===========

                                  Amortized          Unrealized             Unrealized         Market
                                   Cost               Gains                   Losses           Value
                                ------------        ------------            -----------        -------
December 31,1994:
  Available for Sale Securities:
    U.S. Treasury and U.S.
      Government agencies         $43,051,847         $  31,977               ($808,609)      $42,275,215
    States and political
      subdivisions                 14,905,742           177,351                 (95,694)       14,987,399
                                  -----------         ---------             -----------       -----------
                         TOTAL    $57,957,589         $ 209,328               ($904,303)      $57,262,614
                                  ===========         =========             ===========       ===========
  Held to Maturity:
    U.S. Treasury and U.S.
      Government agencies         $ 2,692,945         $   6,226                ($70,037)      $ 2,629,134
    States and political
      subdivisions                  3,493,288             1,466                  (5,431)        3,489,323
    Other securities                  336,201                 0                       0           336,201
                                  -----------         ---------             -----------       -----------
                         TOTAL    $ 6,522,434         $   7,692                ($75,468)      $ 6,454,658
                                  ===========         =========             ===========       ===========


The following table summarizes the fair value, realized gains, and realized losses on sales of available for sale securities:

                                     1995                   1994
                                     ----                   ----
Fair value of securities sold
  at the date of sale:            $3,970,078             $4,992,000
Gross realized gains:
  U.S. Government and U.S.
  Government agencies                  1,118                  5,924
Gross realized losses:
  U.S. Government and U.S.
  Government agencies                (15,621)               (24,139)

The following table shows the amortized cost and estimated fair value of securities owned at December 31, 1995 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                          Held to Maturity                         Available for
                                    Amortized            Market              Amortized            Market
                                      Cost               Value                 Cost               Value
                                   ----------        ----------             ------------      ------------
Due within one year or less        $2,714,099        $2,710,501             $ 20,333,955      $ 20,333,955
Due after 1 year thru 5 years         380,000           381,303               33,608,654        34,279,772
Due after 5 years thru 10 years     1,702,397         1,729,259                1,131,629         1,134,251
Due after 10 years                    336,201           336,201                        0                 0
                                   ----------        ----------             ------------      ------------
                                    5,132,697         5,157,264               54,976,495        55,747,978
Mortgage backed securities          3,851,725         3,901,473                  873,235           873,235
                                   ----------        ----------             ------------      ------------
          TOTAL                    $8,984,422        $9,058,737             $ 55,849,730      $ 56,621,213
                                   ==========        ==========             ============      ============

Investment securities with a carrying value of $2,712,000 and $2,656,000 were pledged to secure public deposits and for other purposes as required by law at December 31, 1995 and 1994, respectively.

NOTE C - LOANS

An analysis of changes in the allowance for loan loss follows:

                                                           1995                      1994                  1993
                                                        ----------                ----------            ----------
Balance at beginning of year                            $2,083,216                $1,854,163            $1,685,805
Net loan charge-offs:
  Loans charged off                                       (498,922)                 (560,809)             (483,340)
  Recoveries                                               188,890                   314,862               251,698
                                                        ----------                ----------            ----------
  Net Charge-offs                                         (310,032)                 (245,947)             (231,642)
  Provision charged to income                              475,000                   475,000               400,000
                                                        ----------                ----------            ----------
BALANCE AT END OF YEAR                                  $2,248,184                $2,083,216            $1,854,163
                                                        ==========                ==========            ==========

The following table summarizes loans considered impaired under FASB 114:

                                                                                               December 31
                                                                                       1995                  1994
                                                                                       ----                  ----
Loans classified as impaired and recorded on a nonaccrual basis                      $262,000              $347,000
Impaired loans for which a specific allowance for loan loss has
   been allocated                                                                      41,000               301,000
Specific allowance for loan losses that have been allocated to
   impaired loan                                                                        5,000                50,000
Impaired loans which, as a result of charge-offs, do not have a
   specific allowance for loan loss                                                   221,000                46,000
Average investment in impaired loans                                                  858,000               491,000
Interest income recognized on average impaired loans using
   cash basis method of income recognition                                             12,000                34,000

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were loan customers of the Bank. Total loans to these customers aggregated $5,550,000 and $5,260,000 at December 31, 1995 and 1994,
respectively. During 1995, $2,604,000 of new loans were made and repayments totalled $2,314,000. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and did not involve more than normal risk of collectibility.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from the Statement's disclosure requirements. Accordingly, the aggregate of the fair value amounts presented do not represent the underlying value of the Corporation.

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and due from banks and federal funds sold approximate those assets' fair value.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments.

Net Loans: Fair values for variable rate loans that reprice at least quarterly and have no significant change in credit risk are assumed to equal recorded book value. Fixed rate loans are valued using present value discounted cash flow techniques. The discount rate used in these calculations was the U.S. Government Bond rate for securities with similar maturities adjusted for servicing costs, credit loss, and prepayment risk.

Deposit liabilities: Demand, savings, and money market deposits have no stated maturities and are payable on demand, thus their estimated fair value is equal to their recorded book balance. Fair values for variable rate certificates of deposit approximate their recorded book balance. Fair values for fixed-rate certificates of deposit are valued using discounted cash flow techniques that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

The following sets forth the estimated fair value, recorded book balance, and the methodology used to determine the fair value of IBT Bancorp's financial instruments as of December 31, 1995 and 1994.

                                                1995                                             1994
                                                ----                                             ----
                                 Estimated Fair       Recorded Book               Estimated Fair     Recorded Book
                                     Value               Balance                     Value              Balance
                                 ---------------      ---------------             -------------      -------------
Cash and due from banks           $15,299,222          $15,299,222                $16,409,784        $16,409,784
Federal funds sold                  6,400,000            6,400,000                  1,600,000          1,600,000
Investment securities              65,679,950           65,605,635                 63,717,272         63,785,048
Net loans                         189,038,657          183,747,944                168,948,487        171,855,297
Accrued income receivable           2,075,387            2,075,387                  1,759,790          1,759,790
Deposits with no stated
  maturities                      145,210,153          145,210,153                145,510,654        145,510,654
Deposits with stated maturities   107,331,341          107,794,890                 92,478,164         92,892,536
Accrued interest payable              623,293              623,293                    524,659            524,659

NOTE E - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities as of December 31 are as follows:



                                                            1995                    1994
                                                        -------------           -------------
Deferred tax assets:
  Allowance for loan losses                              $  526,000              $  461,000
  Deferred directors fees                                   242,000                 199,000
  Employee benefit plan                                     265,000                 198,000
  Net unrealized loss on available for sale securities                              236,000
  Other                                                       1,000
                                                         ----------           -------------
                           TOTAL DEFERRED TAX ASSETS      1,034,000               1,094,000

Deferred tax liabilities:
  Tax over book depreciation                                159,000                 161,000
  Accretion on securities                                    91,000                  58,000
  Prepaid pension expense                                   181,000                 117,000
  Net unrealized gain on available for sale securities      262,000                  16,000
  Other
                                                         ----------           -------------
                      TOTAL DEFERRED TAX LIABILITIES        693,000                 352,000
                                                         ----------           -------------
                             NET DEFERRED TAX ASSETS     $  341,000              $  742,000
                                                         ==========           =============

Significant components of the consolidated provision for income taxes are as follows:

                                                          1995                     1994                      1993
                                                      -------------            -------------             ------------
Current                                                 $1,162,000               $ 984,000                 $ 864,000
Deferred credit                                            (97,000)                (48,000)                 ( 24,000)
                                                        ----------               ---------                 ---------
                                               TOTAL    $1,065,000               $ 936,000                 $ 840,000
                                                        ==========               =========                 =========

The reconciliation of federal income tax and the amount computed at the federal statutory tax rate of 34% to income before federal income tax expense is as follows:

                                                          1995                     1994                     1993
                                                      -------------             ------------            -------------
Income tax on pretax income                             $1,368,000               $1,271,000               $1,172,000
Effect of non-taxable interest income                     (317,000)                (324,000)                (306,000)
Other                                                       14,000                  (11,000)                 (26,000)
                                                        ----------               ----------               ----------
                                               TOTAL    $1,065,000               $  936,000               $  840,000
                                                        ==========               ==========               ==========

The income tax effect of securities gains or (losses) were ($5,000) in 1995, ($6,000) in 1994, and $1,000 in 1993.

NOTE F - BENEFIT PLANS

The Bank has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's average compensation over their last five years of service. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The defined pension plans assets are primarily invested in mutual funds.

Employee benefit plan costs included the following components:


                                                           1995                     1994                     1993
                                                       ------------             ------------             ------------
Service cost - benefits earned
  during the period                                       $ 83,000                 $106,000                 $ 94,000
Interest cost on projected
  benefit obligation                                       235,000                  228,000                  202,000
Actual return on plan assets                              (218,000)                  24,000                 (138,000)
Net amortization and deferral                                7,000                 (222,000)                 (55,000)
                                                          --------                 --------                 --------
Net periodic pension cost of
  defined benefit plan                                     107,000                  136,000                  103,000
Employee stock ownership plan                               85,000                   80,000                   84,000
                                                          --------                 --------                 --------
Total employee benefit plan costs                         $192,000                 $216,000                 $187,000
                                                          ========                 ========                 ========

The following table sets forth the defined benefit pension plan funding status and amounts recognized in the Corporation's consolidated statements of financial position at December 31:


                                                          1995                     1994
                                                      ------------             ------------
Actuarial present value of benefit obligations:
  Vested benefits                                       $2,924,000               $2,372,000
  Nonvested benefits                                        11,000                    5,000
                                                       -----------             ------------
Accumulated benefit obligation                           2,935,000                2,377,000
  Effect of projected future compensation
   levels                                                  628,000                  471,000
                                                       -----------             ------------
  Projected benefit obligation for services
   rendered                                              3,563,000                2,848,000
  Plan assets at fair value                              3,060,000                2,739,000
                                                       -----------             ------------
  Plan assets over (under) projected
    benefit obligation                                    (503,000)                (109,000)
  Unrecognized cost related to plan
    amendment (prior service cost)                         195,000                  211,000
  Unrecognized net loss from past
    experience different from that
    assumed and the effect of changes
    in assumptions                                         972,000                  441,000
  Unrecognized net transition asset being
    recognized over 17 years                              (177,000)                (199,000)
                                                       -----------             ------------
  Prepaid pension cost included in
    other assets                                        $  487,000               $  344,000
                                                       ===========             ============

Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost:

                                                             1995                     1994                     1993
                                                           --------                 --------                 --------
Weighted average discount rate                                7.25%                    8.50%                    7.25%
Rate of increase in future
  compensation                                                4.50%                    4.50%                    4.50%
Expected long-term rate of return                             8.00%                    8.00%                    8.00%


The decrease in the discount rate for 1995 resulted in an increase of $400,000 in the accumulated benefit obligation. The Bank maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and preretirement death benefits to each participant. Insurance policies, designed primarily to fund preretirement benefits, have been purchased on the life of each participant with the Bank as the sole owner and beneficiary of the policies. Expenses related to this program are being recognized over the participants' expected years of service.

The Bank maintains an employee stock ownership plan (ESOP) which covers substantially all of its employees. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. Total shares outstanding at December 31, 1995 and 1994 were 44,491 and 45,028 respectively, and were included in the computation of dividends and earnings per share in the respective years.

The Corporation also maintains a defined benefit health care plan that provides post employment medical benefits to full-time employees who have worked 5 years and attained age 62. The plan is contributory, with retiree contributions adjusted annually, and contains other cost sharing features such as deductibles and coinsurance. Retirees pay the full projected costs of the health care medical benefits under the plan.

NOTE G - CONSOLIDATED STATEMENTS OF CASH FLOWS

The reconciliation of net income to net cash provided by operating activities is as follows:


                                                                         Year Ended December 31
                                                                         ----------------------
                                                           1995                     1994                     1993
                                                       ------------            -------------            -------------
Net Income                                              $2,958,065               $2,801,899               $2,606,530
Reconcilement of net income to
  cash provided by operations:
  Provision for loan losses                                475,000                  475,000                  400,000
  Provision for depreciation                               719,073                  543,026                  491,281
  Net amortization on investment
    securities                                              20,137                  171,486                  273,624
  Deferred income tax credit                               (97,000)                 (48,000)                ( 24,000)
  Decrease in accrued
    income receivable                                     (315,597)                  49,487                   97,767
  Decrease (increase) in other assets                     (950,365)                (164,717)                 444,863
  Increase in accrued interest
    and other liabilities                                  418,920                   85,101                   83,510
                                                       -----------              -----------              -----------
    NET CASH PROVIDED BY OPERATING ACTIVITIES           $3,228,233               $3,913,282               $4,373,575
                                                       ===========              ===========              ===========

NOTE H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is party to financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial position. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instruments.

The Corporation's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Commitments to extend credit, which totalled $22,111,000 at December 31, 1995, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1995, the Corporation had a total of $523,000 in outstanding standby letters of credit.

The Corporation's loan commitments, standby letters of credit, and undisbursed loans have been estimated to have no realizable fair value. Historically, the majority of the loan commitments have not been drawn upon and generally the Corporation does not receive a fee in connection with these agreements.

Generally, these commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other income-producing commercial properties.

NOTE I - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 1995. Included in other expenses are FDIC insurance premiums of approximately $272,000 in 1995, $502,000 in 1994, and $475,000 in 1993.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Bank's requirement was approximately $3,446,000 at December 31, 1995.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 1995, substantially all of the Bank's assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to surplus. At January 1, 1996, the amount available for dividends without regulatory approval was approximately $3,872,000.

The Bank grants commercial, residential, and consumer loans to customers throughout mid Michigan. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate market in this area.

NOTE J - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate mandatory and/or discretionary actions by the Federal Reserve. These actions could have a material effect on the Bank's financial statements. Under the Federal Reserve's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that include quantitative measures of the Bank's assets, certain off-balance sheet items, and capital, as calculated under regulatory accounting standards. The Bank's required capital is also subject to regulatory qualitative judgement regarding the Bank's interest rate risk exposure and credit risk.

Measurements established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of capital to average assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1995, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1995, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain total risk based capital, Tier 1 risk based, and Tier 1 leverage ratio as set forth in the following table. There has been no condition or event since that notification that management believes has changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                             To Be Well Capitalized
                                                                                      For Capital            Under Prompt Corrective
                                                             Actual                Adequacy Purposes            Action Provisions
                                                             ------               --------------------       -----------------------
                                                     Amount       Ratio           Amount         Ratio       Amount            Ratio
                                                     ------       -----           ------         -----       ------            -----
As of December 31, 1995:
    Total capital (to risk weighted assets)           $26,620      16.71%           $12,746       >8.0%       $15,932         >10.0%
    Tier 1 capital (to risk weighted assets)           24,628      15.46              6,373       >4.0%         9,559          >6.0%
    Tier 1 capital (to average assets)                 24,628       9.27             10,626       >4.0%        13,282          >5.0%

NOTE K - PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                          1995               1994
                                                       ----------        ------------
ASSETS
Cash on deposit at subsidiary bank                     $   932,225        $   597,257
  Investments in subsidiaries                           24,705,266         21,727,492
  Premises and Equipment                                   158,710            182,948
  Other assets                                              10,808             15,885
                                                       -----------        -----------
                              TOTAL ASSETS             $25,807,009        $22,523,582
                                                       ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Other Liabilities                                    $     2,000
  Shareholders' Equity                                  25,805,009        $22,523,582
                                                       -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $25,807,009        $22,523,582
                                                       ===========        ===========

CONDENSED STATEMENTS OF INCOME


                                                                          Year Ended December 31
                                                                          ----------------------
                                                          1995                      1994                    1993
                                                      ------------              ------------           --------------
Income
  Dividends from subsidiary                             $1,200,000               $  950,000               $  800,000
  Interest income                                           16,364                   11,735                    8,941
  Other                                                      6,000                    6,000                    3,000
                                                        ----------               ----------               ----------
                                      TOTAL INCOME       1,222,364                  967,735                  811,941
Expenses                                                   176,210                  149,699                  184,958
                                                        ----------               ----------               ----------
  Income before income tax (benefit) and equity in
    undistributed earnings of subsidiary                 1,046,154                  818,036                  626,983
  Federal income tax (benefit)                             (52,000)                 (44,000)                 (77,000)
                                                        ----------               ----------               ----------
                                                         1,098,154                  862,036                  703,983
Undistributed earnings of
  subsidiaries                                           1,859,911                1,939,863                1,902,547
                                                        ----------               ----------               ----------
                                        NET INCOME      $2,958,065               $2,801,899               $2,606,530
                                                        ==========               ==========               ==========

CONDENSED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31
                                                                           ----------------------
                                                          1995                      1994                     1993
                                                      -------------              -----------              ----------
OPERATING ACTIVITIES
  Interest on investments                             $     16,063               $   11,735               $    8,941
  Dividends from subsidiary                              1,200,000                  950,000                  800,000
  Cash paid to suppliers                                  (137,862)                (176,566)                (123,579)
  Other operating activities                                52,000                   34,000                  110,000
                                                      ------------               ----------               ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES        1,130,201                  819,169                  795,362
INVESTING ACTIVITIES
  Investment in IBT Financial Services                    (150,000)
  Purchase of Equipment and Premises                          (732)                ( 15,420)                (191,825)
                                                      ------------               ----------               ----------
            NET CASH USED BY INVESTING ACTIVITIES         (150,732)                 (15,420)                (191,825)
FINANCING ACTIVITIES
  Cash dividends                                        (1,013,712)                (943,469)                (837,995)
  Issuance of common stock                                 369,211                  319,228                  386,285
                                                      ------------               ----------               ----------
            NET CASH USED IN FINANCING ACTIVITIES         (644,501)                (624,241)                (451,710)
                                                      ------------               ----------               ----------
            INCREASE IN CASH AND CASH EQUIVALENTS          334,968                  179,508                  151,827

Cash and cash equivalents at beginning of year             597,257                  417,749                  265,922
                                                      ------------               ----------               ----------
            CASH AND CASH EQUIVALENTS AT YEAR END     $    932,225               $  597,257               $  417,749
                                                      ============               ==========               ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 30, 1996).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)  1.  Financial Statements:
     The following consolidated financial statements of IBT Bancorp are incorporated by reference in Item 8:
                   Reports of Independent Auditors
                   Consolidated Statements of Financial Position
                   Consolidated Statements of Changes in Shareholders'
                         Equity
                   Consolidated Statements of Income
                   Consolidated Statements of Cash Flows
                   Notes to Consolidated Financial Statements

     2.  Financial Statement Schedules:
         All schedules are omitted because they are neither applicable nor required, or because the required information is either included in the consolidated financial statements or related notes.

     3.  Exhibits:

                3(a)  Amended Articles of Incorporation*
                3(b)  Amendment to the Articles of Incorporation
                3(c)  Amended Bylaws**
                3(d)  Amendment to the Bylaws***
                3(e)  Amendment to the Bylaws
               10(a)  Isabella Bank & Trust Executive Supplemental Income
                      Agreement***(1)
               10(b) Isabella Bank & Trust Deferred Compensation Plan***(1) 10(c) Isabella Bank & Trust Deferred Compensation Plan -
                      Restated (1)
               21     Subsidiaries of the Registrant

         23   Consent of Andrews, Hooper & Pavlik, P.L.C.,
              Independent Certified Public Accountants
         27   Financial Data Schedule


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1995.

(c)  The index to exhibits is on page 44 of this report.

(d)  There are no financial statement schedules filed with this report.

* Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 12, 1991, and incorporated herein by reference.

** Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 13, 1990, and incorporated herein by reference.

*** Previously filed as an exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

(1)  Management's Contract or Compensatory Plan or Arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by:/s/David W. Hole                               Date:  March 14, 1996
   -------------------------------------                 --------------
   David W. Hole
   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                                  Capacity                           Date
----------                                  --------                           ----
/s/L. A. Johns                           Chairman of the Board              March 14, 1996
---------------------------------        and Director
L. A. Johns

/s/James R. Bigard                       Director                           March 14, 1996
---------------------------------
James R. Bigard


/s/Frederick L. Bradford                 Director                           March 14, 1996
---------------------------------
Frederick L. Bradford


/s/Gerald D. Cassel                      Director                           March 14, 1996
---------------------------------
Gerald D. Cassel


/s/James C. Fabiano                      Director                           March 14, 1996
---------------------------------
James C. Fabiano

                                         Director
---------------------------------
Robert O. Smith


Signatures                                  Capacity                           Date
----------                                  --------                           ----

/s/Ronald E. Schumacher                   Director                          March 14, 1996
---------------------------------
Ronald E. Schumacher
---------------------------------



/s/Dean Walldorff                         Director                          March 14, 1996
---------------------------------
Dean Walldorff


/s/John E. Weisenburger                   Director                          March 14, 1996
---------------------------------
John E. Weisenburger


/s/David W. Hole                          President                         March 14, 1996
---------------------------------         Chief Executive Officer
David W. Hole                             and Director
                                          (Principal Executive Officer)

/s/Dennis P. Angner                       Treasurer                         March 14, 1996
---------------------------------         (Principal Financial Officer)
Dennis P. Angner



IBT Bancorp
FORM 10-K


Index to Exhibits

Exhibit                                                 Form 10-K
Number                 Exhibit                          Page Number
-------                --------                         -----------

10(c) Isabella Bank and Trust Deferred Director            45-49
      Compensation Plan

21    Subsidiaries of the Registrant                        50

23    Consent of Andrews, Hooper & Pavlik, P.L.C.           51
      Independent Certified Public Accountants

27    Financial Data Schedule                               52