Form 10-Q
period 1996-03-31
IBT BANCORP INC /MI/
filed 1996-05-08
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from                        to
                              ------------------------  ------------------------
Commission File Number:                             0-18415
                       ---------------------------------------------------------
                              IBT Bancorp, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Michigan                        38-2830092
- --------------------------------------------------------------------------------
(State or other jurisdiction of  (I.R.S. Employer
incorporation or organization)   identification No.)

200 East Broadway Mt. Pleasant              48858
- --------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip code)


                               (517) 772-9471
- --------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                     N/A
- --------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes [ ]  No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock  $6 par value, 776,276 as of March 31, 1996
     --------------------------------------------------------

                               IBT BANCORP, INC.
                               Index to Form 10-Q



Part I   Financial Information                                       Page Number

            Item 1    Financial Statements                                3

            Item 2    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                           7


Part II     Other Information

            Item 6    Exhibits and Reports on Form 8-K                   14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------------------
IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


(in thousands)                                                                   March 31       December 31
                                                                                    1996           1995
                                                                                    ----           ----
                                                                                 (Unaudited)
ASSETS
  Cash and demand deposits due from banks...................................    $      11,412  $      15,299
  Federal funds sold........................................................            2,800          6,400
                                                                                -------------  -------------
                                             TOTAL CASH AND CASH EQUIVALENTS           14,212         21,699

  Investment securities:  (Note 3)
     Securities available for sale..........................................           61,000         56,621
     Securities held to maturity (Market value --
       $9,425 in 1996 and $9,059 in 1995)                                               9,470          8,985
                                                                                -------------  -------------
                                                 TOTAL INVESTMENT SECURITIES           70,470         65,606

  Loans:
     Commercial and agricultural............................................           33,628         33,585
     Real estate mortgage...................................................          118,464        115,718
     Installment............................................................           37,044         36,693
                                                                                -------------  -------------
                                                                 TOTAL LOANS          189,136        185,996
  Less allowance for loan losses............................................            2,390          2,248
                                                                                -------------  -------------
                                                                   NET LOANS          186,746        183,748

  Other assets..............................................................           10,681         10,452
                                                                                -------------  -------------
                                                                TOTAL ASSETS    $     282,109  $     281,505
                                                                                =============  =============
LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
     Noninterest bearing....................................................    $      31,777  $      39,620
     NOW accounts...........................................................           40,849         39,883
     Certificates of deposit and other savings..............................          169,501        163,642
     Certificates of deposit over $100,000..................................           10,467          9,860
                                                                                -------------  -------------
                                                              TOTAL DEPOSITS          252,594        253,005
  Accrued interest and other liabilities....................................            3,375          2,695
                                                                                -------------  -------------
                                                           TOTAL LIABILITIES          255,969        255,700

  Shareholders' Equity:
     Common stock -- $6 par value...........................................            4,657          4,220
      4,000,000 authorized; outstanding--
      776,276 in 1996 (703,248 in 1995)
     Capital surplus........................................................           12,982         10,220
     Retained earnings......................................................            8,387         10,856
     Unrealized gain on securities available for
      sale - net of taxes of $58,000 in 1996 and
     $236,000 in 1995.......................................................              114            509
                                                                                -------------  -------------
                                                  TOTAL SHAREHOLDERS' EQUITY           26,140         25,805

                                                                                -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $     282,109  $     281,505
                                                                                =============  =============




See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                                             Three Months Ended
(in thousands)                                                                                    March 31
                                                                                             1996          1995
                                                                                             ----          ----
INTEREST INCOME
  Interest and fees on loans................................................                $4,160        $3,727
  Interest on investment securities:
   Taxable..................................................................                   780           625
   Nontaxable...............................................................                   222           230
                                                                                            ------        ------
                                     TOTAL INTEREST ON INVESTMENT SECURITIES                 1,002           855
  Interest on fed funds sold................................................                   102            98
                                                                                            ------        ------
                                                       Total interest income                 5,264         4,680
INTEREST ON DEPOSITS........................................................                 2,460         2,082
                                                                                            ------        ------
                                                         NET INTEREST INCOME                 2,804         2,598
Provision for loan losses...................................................                   117           113
                                                                                            ------        ------
                                                   NET INTEREST INCOME AFTER
                                                   PROVISION FOR LOAN LOSSES                 2,687         2,485
OTHER INCOME
  Trust Department income...................................................                    78            87
  Service charges on deposit accounts.......................................                    72            70
  Other service charges and fees............................................                   256           231
  Other.....................................................................                    98            61
  Loss on the sale of securities
    available for sale......................................................                                  (3)
                                                                                            ------        ------
                                                          TOTAL OTHER INCOME                   504           446

OPERATING EXPENSES
  Salaries, wages and employee benefits.....................................                 1,132         1,067
  Net occupancy expense.....................................................                   152           148
  Furniture and equipment expense...........................................                   244           207
  Other.....................................................................                   555           677
                                                                                            ------        ------
                                                     TOTAL OPERATING EXPENSE                 2,083         2,099

                                            INCOME BEFORE FEDERAL INCOME TAX                 1,108           832
Federal income tax..........................................................                   296           198
                                                                                            ------        ------
                                                                  NET INCOME                $  812        $  634
                                                                                            ======        ======
Net income per share                                                                        $ 1.05        $ 0.83
                                                                                            ======        ======

Cash dividends                                                                              $ 0.24        $ 0.22
                                                                                            ======        ======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

                                                                                                   Three Months Ended
                                                                                                        March 31
                                                                                                     1996        1995
                                                                                                     ----        ----
OPERATING ACTIVITIES
 Interest and fees collected on loans
  and investments........................................................................          $5,079       $4,567
 Other fees and income received..........................................................             670          434
 Interest paid...........................................................................          (2,359)      (1,967)
 Cash paid to suppliers and employees....................................................          (1,351)      (2,351)
 Income taxes paid.......................................................................              (9)
                                                                                                   ------       ------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   2,030          683

INVESTING ACTIVITIES
 Proceeds from maturities and sale of  investment
   securities available for sale.........................................................           6,420       10,080
 Proceeds from maturities of investment
   securities held to maturity...........................................................             215          246
 Purchase of investment securities
   available for sale....................................................................         (11,147)      (5,684)
 Purchase of investment securities
   held to maturity......................................................................          (1,018)
 Net increase in loans...................................................................          (3,115)      (1,437)
 Purchases of equipment and premises.....................................................            (379)        (132)
                                                                                                   ------        -----
     NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES                                              (9,024)       2,893

FINANCING ACTIVITIES
 Net decrease in non-interest bearing deposits...........................................          (7,844)      (5,099)
 Net increase (decrease) in interest bearing deposits....................................           7,433       (1,621)
 Cash dividends..........................................................................            (191)        (167)
 Sale of common stock....................................................................             109           90
                                                                                                   ------        -----
                  NET CASH  USED BY FINANCING ACTIVITIES                                             (493)      (6,797)
                                                                                                   ------       ------
DECREASE IN CASH AND CASH EQUIVALENTS                                                              (7,487)      (3,221)

     Cash and cash equivalents at beginning of year                                              $ 21,699     $ 18,010
                                                                                                 --------     --------
     CASH AND CASH EQUIVALENTS AT PERIOD END                                                     $ 14,212     $ 14,789
                                                                                                 ========     ========


See notes to consolidated financial statements

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1995.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding, as adjusted for the 10% stock dividend paid in March 1996, were 773,767 as of March 31, 1996 and 763,957 as of March 31, 1995.

NOTE 3  ADOPTION OF SFAS NO. 122

The Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS Statement No. 65 on January 1, 1996. This statement changed the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without servicing rights) and the servicing rights, based on their relative fair values. The cost allocated to mortgage servicing rights must be evaluated periodically for impairment. The adoption of SFAS No. 122 did not have a material impact on the Corporation's consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------
     The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be used in conjunction with the Corporation's 1995 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 6 of this report.

                  THREE MONTHS ENDING MARCH 31, 1996 AND 1995

RESULTS OF OPERATIONS

     Net income equaled $812,000 as of March 31, 1996, compared to $634,000 for the same period in 1995, a 28.1% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.15% during the first quarter of 1996 compared to 0.97% in 1995. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.62% through March 31, 1996 versus 10.76% through March 31, 1995..

SUMMARY OF SELECTED FINANCIAL DATA
- --------------------------------------------
(Dollars in thousands except per share data)

                                                                  March 31
                                                           --------------------
                                                           1996            1995
                                                         -------------------------
       INCOME STATEMENT DATA:
         Net interest income                              $2,804         $2,598
         Provision for loan losses                           117            113
         Net income                                          812            634

       PER SHARE DATA:
         Net income per common share                      $ 1.05         $  .83
         Cash dividend per common share                     0.24           0.22

       RATIOS:
         Average primary capital to average assets          9.87%          9.77%
         Net income to average assets                       1.15           0.97
         Net income to average equity                      12.62          10.76


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with SFAS No. 91, "Accounting for Loan Fees," interest income includes loan fees of $162,000 in
1996 versus $108,000 in 1995.   For analytical purposes, net interest income is
adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
                                                          (continued on page 11)

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
- -------------------------------------------------------
(Dollars in Thousands)

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


                                                                              Three Months Ending
                                                      March 31, 1996                                        March 31, 1995
                                                           Tax          Average                                  Tax        Average
                                          Average       Equivalent       Yield/                 Average       Equivalent     Yield/
                                          Balance        Interest         Rate                  Balance        Interest       Rate
                                          -------        --------         ----                  -------        --------       ----
INTEREST EARNING ASSETS:
 Loans                                   $187,031          $4,186        8.95 %                $174,404         $3,753       8.61 %
 Taxable investment securities             50,582             775        6.13                    43,203            621       5.75
 Nontaxable investment securities          17,397             336        7.73                    17,414            348       7.99
 Federal funds sold                         7,781             102        5.24                     6,674             98       5.87
 Other                                        336               5        5.95                       336              5       5.95
                                         --------          ------       -----                  --------         ------       ----
        Total Earning Assets              263,127           5,404        8.22 %                 242,031          4,825       7.97 %

NONEARNING ASSETS:
 Allowance for loan losses                 (2,320)                                               (2,153)
 Cash and due from banks                    9,951                                                11,199
 Premises and equipment                     5,235                                                 5,143
 Accrued income and other assets            5,947                                                 4,936
                                         --------                                              --------
              Total Assets               $281,940                                              $261,156
                                         ========                                              ========
INTEREST BEARING LIABILITIES:
 Interest bearing demand deposits          41,388             293        2.83 %                  46,380            337       2.91 %
 Savings deposits                          69,165             546        3.16                    60,378            433       2.87
 Time deposits                            109,773           1,621        5.91                    96,029          1,313       5.47
                                         --------          ------        ----                  --------         ------      -----
  Total Interest Bearing Liabilities      220,326           2,460        4.47 %                 202,787          2,083       4.11 %

NONINTEREST BEARING LIABILITIES
 AND SHAREHOLDERS' EQUITY:
 Demand deposits                           32,794                                                32,239
 Other                                      3,075                                                 2,560
 Shareholders' equity                      25,745                                                23,570
                                         --------                                              --------
    Total Liabilities and Equity         $281,940                                              $261,156
                                         ========                                              ========

Net interest income (FTE)                                   $2,944                                              $2,742
                                                            ======                                              ======

Net yield on interest earning assets (FTE)                               4.48 %                                              4.53 %
                                                                         ======                                              ======

TABLE 2

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS
- ---------------------------------
(Dollars in Thousands)

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

                                             Quarter Ended March 31, 1996
                                                      Compared to
                                                     March 31, 1995
                                              Increase (Decrease) Due to
                                            -------------------------------

                                             Volume      Rate       Net
                                             ------      ----       ----
CHANGES IN INTEREST INCOME:
  Loans                                       $   279     $  154    $  433
  Taxable investment securities                   111         43       154
  Nontaxable investment securities                  0        (12)      (12)
  Federal funds sold                               15        (11)        4
  Other investments                                 0          0         0
                                              -------     ------    ------
     Total changes in interest income             405        174       579
     Total changes in interest expense            229        148       377
                                              -------     ------    ------
     Net Change in Interest Margin (FTE)      $   176     $   26    $  202
                                              =======     ======    ======

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
- -------------------------------
(Dollars in Thousands)

                                                       Year to Date
                                                         March 31
                                                    ------------------
                                                    1996          1995
                                                    ----          ----
 Summary of changes in allowance:
   Allowance for loan losses - January 1            $  2,248   $  2,083
      Loans charged off                                  (28)      (101)
      Recoveries of charged off loans                     53         77
                                                    --------   --------
      Net loans (charged off) recoveries                  25        (24)
   Provision charged to operations                       117        113
                                                    --------   --------
   Allowance for loan losses - March 31             $  2,390   $  2,172
                                                    ========   ========

   Allowance to loan losses as a % of loans            1.26%      1.24%
                                                       =====      =====


NONPERFORMING LOANS
- -------------------
(Dollars in thousands)
                                                           March 31
                                                        1996      1995
                                                        ----      ----
  Total amount of loans outstanding for
    the period (net of unearned interest)           $ 189,136  $ 175,351
                                                    =========  =========
  Nonaccrual loans                                  $     136  $   1,078
  Accruing loans past due 90 days or more                 601        351
  Restructured loans                                        0          0
                                                    ---------  ---------
                            Total                   $     737  $   1,429
                                                    =========  =========

  Loans classified as nonperforming to
    outstanding loans                                   0.39%      0.81%
                                                        =====      =====





     There are, to management's knowledge, no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 1996 to the same period in 1995, fully taxable equivalent (FTE) net interest income increased $202,000 or 7.4%. An increase of 8.7% in average interest earning assets provided $405,000 of FTE interest income. The majority of this growth was funded by an 8.6% increase in interest bearing deposits, resulting in $229,000 of additional interest expense. Overall, changes in volume resulted in $176,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.25%, increasing FTE interest income by $174,000 and the average rate paid on deposits increased by 0.36%, increasing interest expense by $148,000. The net result of increased interest rate earned and paid increased FTE net interest income by $26,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.48% during the first three months of 1996 versus 4.53% for the same period in 1995. The 0.06% decline in the net interest yield was primarily a result of a shift in deposits from lower rate demand deposits to savings and certificate of deposits.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 67% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, and overall economic conditions.

Comparing the year to date period of March 31, 1996 to March 31, 1995 average loans outstanding increased 7.2%. The provision for loan losses was increased 3.5% to $117,000 in the first quarter of 1996 when compared to the same period in 1995. The increase in the provision is due to an increase in net loans outstanding. As set forth in Table 3, loans classified as nonperforming were $737,000 as of March 31, 1996, a $692,000 decrease from the prior year. The allowance for loan losses as a percentage of loans equaled 1.26% compared to 1.24% for the same period in 1995. In management's opinion, the allowance for loan losses is adequate as of March 31, 1996.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses from the sale of securities classified as available for sale. The income earned from these sources increased $58,000 for the three month period ending March 31, 1996, compared to the same period in 1995. The most significant changes were an $24,000 increase in ATM fees, a $9,000 increase in brokerage commissions, a $21,000 increase in gains on the sale of residential real estate mortgages, and a $9,000 decrease in trust income.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS 122, (see Note 3 on page 6 for further information) and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $25,000 gain from the sale of $3.1 million in mortgages during the first quarter of 1996 versus a $4,000 gain from the sale of $238,000 in the same period in 1995.

NONINTEREST EXPENSE

Noninterest expense decreased $16,000 or 6.0% for the first three months of 1996 when compared to the same period in 1995. The largest component of noninterest expense is salaries and employee benefits, which increased $65,000 or 6.1%. The majority of this increase is related to increased staffing and normal merit and promotional salary increases. Occupancy and furniture and equipment expenses increased $27,000 or 9.0% in 1996. The majority of this increase was associated with automatic teller machine operating costs and computer operations. Other noninterest expenses decreased $122,000, an 18.0% decrease. The most significant change was a $131,000 decrease in FDIC premiums.

CHANGES IN FINANCIAL POSITION

Since December 31, 1995, total assets increased $604,000 to $282.1 million. During the first quarter of 1996, major changes in asset mix include a $7.5 million decrease in cash and cash equivalents, a $4.9 million increase in investment securities, and a $3.1 million increase in net loans. Interest bearing deposits increased $7.4 million and noninterest-bearing deposits decreased $7.8 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of March 31, 1996, cash and cash equivalents as a percentage of total assets equaled 5.0%, versus 7.7% as of December 31, 1995. During the first three months of 1996, $2.0 million in net cash was provided from operations, investing activities used $9.0 million, and financing activities used $493,000. The accumulated effect of the Corporation's operating, investing, and financing activities was a $7.5 million decrease in cash and cash equivalents during the first three months of 1996.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $61.0 million as of March 31, 1996 and $56.6 million as of December 31, 1995. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and unrealized gain on securities available for sale and increased $335,000 since December 31, 1995.

There are no commitments for significant capital expenditures; however, there are regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses, was 10.0% at March 31, 1996.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 1996:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:


                                       IBT Bancorp
                              Required            03/31/96
                              --------            --------
          Equity Capital         4.00              16.08
          Secondary Capital*     4.00               1.25
                               ------              -----
          Total Capital          8.00              17.21
                               ======              =====


 * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                          PART II - OTHER INFORMATION


Item 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Not Applicable
         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IBT Bancorp, Inc.
                                  -----------------------------

Date:   May 2, 1996               /s/ David W. Hole
     ---------------------        ---------------------------------------------
                                  David W. Hole, President/CEO



                                  /s/ Dennis P. Angner
                                  ---------------------------------------------
                                  Dennis P. Angner, Chief Financial Officer

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
