Form 10-Q
period 1996-06-30
IBT BANCORP INC /MI/
filed 1996-07-29
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended June 30, 1996

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from                      to
                                -------------------    ------------------------
Commission File Number:                      0-18415
                        -------------------------------------------------------

                               IBT Bancorp, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                        38-2830092
- -------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         identification No.)

          200 East Broadway                        48858
- -------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip code)

                                (517) 772-9471
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes         [ ]  No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
          Common Stock  $6 par value, 778,704 as of June 30, 1996

                               IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                       Page Number

                 Item 1   Financial Statements                           3

                 Item 2   Management's Discussion and
                          Analysis of Financial Condition
                          and Results of Operations                      7


Part II  Other Information

                 Item 4   Submission of Matters to a Vote of
                          Security Holders                              18

                 Item 6   Exhibits and Reports on Form 8-K              18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(in thousands)                                                                                   June 30          December 31
                                                                                                  1996                1995
                                                                                            -----------------    --------------
                                                                                               (Unaudited)
ASSETS
  Cash and demand deposits due from banks . . . . . . . . . . . . . . . . . . . . .          $         14,344    $        15,299
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     4,400              6,400
                                                                                             ----------------    ---------------
                                                    TOTAL CASH AND CASH EQUIVALENTS                    18,744             21,699

  Investment securities:
    Securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .                    51,590             56,621
    Securities held to maturity (Market value --
     $6,948 in 1996 and $9,059 in 1995) . . . . . . . . . . . . . . . . . . . . . .                     7,072              8,985
                                                                                             ----------------    ---------------
                                                        TOTAL INVESTMENT SECURITIES                    58,662             65,606

  Loans:
    Commercial and agricultural . . . . . . . . . . . . . . . . . . . . . . . . . .                    37,081             33,585
    Real estate mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   125,400            115,718
    Installment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    37,364             36,693
                                                                                             ----------------    ---------------
                                                                        TOTAL LOANS                   199,845            185,996
  Less allowance for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . .                     2,483              2,248
                                                                                             ----------------    ---------------
                                                                          NET LOANS                   197,362            183,748

  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    10,708             10,452
                                                                                             ----------------    ---------------
                                                                       TOTAL ASSETS          $        285,476    $       281,505
                                                                                             ================    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $         35,032    $        39,620
    NOW accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    37,729             39,883
    Certificates of deposit and other savings . . . . . . . . . . . . . . . . . . .                   169,915            163,642
    Certificates of deposit over $100,000 . . . . . . . . . . . . . . . . . . . . .                    13,021              9,860
                                                                                             ----------------    ---------------
                                                                     TOTAL DEPOSITS                   255,697            253,005
  Accrued interest and other liabilities  . . . . . . . . . . . . . . . . . . . . .                     3,096              2,695
                                                                                             ----------------    ---------------
                                                                  TOTAL LIABILITIES                   258,793            255,700

  Shareholders' Equity:
    Common stock -- $6 par value  . . . . . . . . . . . . . . . . . . . . . . . . .                     4,672              4,220
     4,000,000 authorized; outstanding--
      778,704 in 1996 (703,248 in 1995)
    Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    13,073             10,220
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     9,048             10,856
    Unrealized (loss) gain on securities available for
     sale - net of tax credit of $57,000 in 1996 and
      taxes of $236,000 in 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .                      (110)               509
                                                                                             ----------------    ---------------
                                                         TOTAL SHAREHOLDERS' EQUITY                    26,683             25,805
                                                                                             ----------------    ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $        285,476    $       281,505
                                                                                             ================    ===============

See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                                                         Three Months Ended       Six Months Ended
                                                                                            June 30                  June 30
                                                                                     ----------------------   ---------------------
                                                                                       1996         1995         1996       1995
                                                                                     ----------------------   ---------------------
INTEREST INCOME
  Interest and fees on loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    4,319  $    3,927   $   8,479  $    7,654
  Interest on investment securities:
    Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         740         648       1,520       1,273
    Nontaxable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         210         226         432         456
                                                                                     ----------  ----------   ---------  ----------
                                            TOTAL INTEREST ON INVESTMENT SECURITIES         950         874       1,952       1,729
  Interest on fed funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .          74         103         176         201
                                                                                     ----------  ----------   ---------  ----------
                                                              TOTAL INTEREST INCOME       5,343       4,904      10,607       9,584
INTEREST ON DEPOSITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,422       2,208       4,882       4,290
                                                                                     ----------  ----------   ---------  ----------
                                                                NET INTEREST INCOME       2,921       2,696       5,725       5,294
Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         123         117         240         230
                                                                                     ----------  ----------   ---------  ----------
                                                          NET INTEREST INCOME AFTER
                                                          PROVISION FOR LOAN LOSSES       2,798       2,579       5,485       5,064
OTHER INCOME
  Trust Department income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          75          81         153         168
  Service charges on deposit accounts . . . . . . . . . . . . . . . . . . . . . . .          73          80         145         149
  Other service charges and fees  . . . . . . . . . . . . . . . . . . . . . . . . .         279         260         535         491
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         119          65         217         126
  Gain (loss) on the sale of securities
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4          (8)          4         (11)
                                                                                     ----------  ----------   ---------  ----------
                                                                 TOTAL OTHER INCOME         550         478       1,054         923
OPERATING EXPENSES
  Salaries, wages and employee benefits . . . . . . . . . . . . . . . . . . . . . .       1,158       1,056       2,290       2,123
  Net occupancy expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         172         150         324         297
  Furniture and equipment expense . . . . . . . . . . . . . . . . . . . . . . . . .         287         216         531         423
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         562         699       1,117       1,376
                                                                                     ----------  ----------   ---------  ----------
                                                            TOTAL OPERATING EXPENSE       2,179       2,121       4,262       4,219

                                                   INCOME BEFORE FEDERAL INCOME TAX       1,169         936       2,277       1,768
Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         322         244         618         442
                                                                                     ----------  ----------   ---------  ----------
                                                                         NET INCOME  $      847  $      692       1,659       1,326
                                                                                     ==========  ==========   =========  ==========
Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     1.09  $     0.90   $    2.14  $     1.73
                                                                                     ==========  ==========   =========  ==========
Cash dividends per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.24  $     0.22   $    0.48  $     0.44
                                                                                     ==========  ==========   =========  ==========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                                        Six Months Ended
                                                                                                           June 30
                                                                                                  1996                1995
                                                                                            -----------------    --------------
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $         10,502    $         9,268
  Other fees and income received  . . . . . . . . . . . . . . . . . . . . . . . . .                     1,211                953
  Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (4,888)            (4,231)
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .                    (2,835)            (3,975)
  Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (655)              (442)
                                                                                             ----------------    ---------------
                                          NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,335              1,573

INVESTING ACTIVITIES
  Proceeds from maturities and sale of investment
    securities available for sale . . . . . . . . . . . . . . . . . . . . . . . . .                    15,554             17,124
  Proceeds from maturities of investment
    securities held to maturity . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,650              3,001
  Purchase of investment securities
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (11,317)            (9,039)
  Purchase of investment securities
    held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (1,018)            (3,268)
  Net increase in loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (13,855)            (5,182)
  Purchases of equipment and premises . . . . . . . . . . . . . . . . . . . . . . .                      (834)              (513)
                                                                                             ----------------    ----------------
                                      NET CASH (USED) PROVIDED INVESTING ACTIVITIES                    (8,820)             2,123

FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits . . . . . . . . . . . . . . . . . .                    (4,588)              (539)
  Net increase (decrease) in interest bearing deposits  . . . . . . . . . . . . . .                     7,280              1,761
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (377)              (334)
  Sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       215                179
                                                                                             ----------------    ---------------
                                          NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,530              1,067
                                                                                             ----------------    ---------------
                                   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (2,955)             4,763

                                   Cash and cash equivalents at beginning of period          $         21,699    $        18,010
                                                                                             ----------------    ---------------
                                            CASH AND CASH EQUIVALENTS AT PERIOD END          $         18,744    $        22,773
                                                                                             ================    ===============

See notes to consolidated financial statements

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1995.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding, as adjusted for the 10% stock dividend paid in March 1996, were 775,104 and 765,221 for the six month period ending June 30, 1996 and 1995, respectively.

NOTE 3  ADOPTION OF SFAS NO. 122

The Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS Statement No. 65, on January 1, 1996. This statement changed the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without servicing rights) and the servicing rights, based on their relative fair values. The cost allocated to mortgage servicing rights must be evaluated periodically for impairment. The adoption of SFAS No. 122 did not have a material impact on the Corporation's consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
      The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1995 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 6 of this report.

                    SIX MONTHS ENDING JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

      Net income equaled $1.66 million for the six month period ended June 30, 1996, compared to $1.33 million for the same period in 1995, a 25.1% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.17% for the first six months of 1996 and 1.01% in 1995. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.68% through June 30, 1996 versus 11.25% through June 30, 1995.

SUMMARY OF SELECTED FINANCIAL DATA
- ----------------------------------

(Dollars in thousands except per share data)                                 Year to Date
                                                                                June 30
                                                                   ------------------------------
                                                                      1996                 1995
                                                                   ------------------------------
         INCOME STATEMENT DATA:
           Net interest income                                      $   5,725            $   5,294
           Provision for loan losses                                      240                  230
           Net income                                                   1,659                1,326

         PER SHARE DATA:
           Net income per common share                              $    2.14            $    1.73
           Cash dividend per common share                                0.48                 0.44
         RATIOS:
           Average primary capital to average assets                    10.01%                9.77%
           Net income to average assets                                  1.17                 1.01
           Net income to average equity                                 12.68                11.25

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


                                                                          Six Months Ending
                                                           June 30, 1996                             June 30, 1995
                                                               Tax        Average                        Tax          Average
                                               Average      Equivalent     Yield/         Average     Equivalent       Yield/
                                               Balance       Interest       Rate          Balance      Interest         Rate
                                             ----------      --------     ---------     ----------     --------      ---------
INTEREST EARNING ASSETS:
  Loans                                      $   191,172      $  8,529        8.92%    $   175,406     $  7,703         8.78%
  Taxable investment securities                   49,073         1,510        6.15          42,643        1,273         5.97
  Nontaxable investment securities                16,654           655        7.87          17,102          691         8.08
  Federal funds sold                               6,701           176        5.25           6,776          201         5.93
  Other                                              336            10        5.95             336           10         5.95
                                             -----------      --------    --------     -----------     --------      -------
            Total Earning Assets                 263,936        10,880        8.24%        242,263        9,878         8.15%

NONEARNING ASSETS:
  Allowance for loan losses                       (2,390)                                   (2,197)
  Cash and due from banks                         10,421                                    11,236
  Premises and equipment                           5,361                                     5,186
  Accrued income and other assets                  5,653                                     4,999
                                             -----------                               -----------
                    Total Assets             $   282,981                               $   261,487
                                             ===========                               ===========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits           $    40,411           605        2.99%         43,382          664         3.06%
  Savings deposits                                68,225         1,015        2.98          63,117          886         2.81
  Time deposits                                  111,300         3,262        5.86          96,599        2,740         5.67
                                             -----------      --------    --------     -----------     --------      -------
Total Interest Bearing Liabilities               219,936         4,882        4.44%        203,098        4,290         4.22%

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                                 33,775                                    32,163
  Other                                            3,096                                     2,655
  Shareholders' equity                            26,174                                    23,571
                                             -----------                               -----------
    Total Liabilities and Equity             $   282,981                               $   261,487
                                             ===========                               ===========

Net interest income (FTE)                                     $  5,998                                 $  5,588
                                                              ========                                 ========

Net yield on interest earning assets (FTE)                                    4.55%                                     4.61%
                                                                            ======                                     =====

TABLE 2

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS
- ---------------------------------
(Dollars in Thousands)

  The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

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

                                                      Six Month Period Ended June 30, 1996
                                                                   Compared to
                                                                  June 30, 1995
                                                            Increase (Decrease) Due to
                                                         -------------------------------
                                                           Volume      Rate       Net
                                                           ------      ----      -----
CHANGES IN INTEREST INCOME:
   Loans                                                    $  702   $   124    $   826
   Taxable investment securities                               197        40        237
   Nontaxable investment securities                            (18)      (18)       (36)
   Federal funds sold                                           (2)      (23)       (25)
   Other investments                                             0         0          0
                                                            ------   -------    -------
         Total changes in interest income                      879       123      1,002
         Total changes in interest expense                     458       134        592
                                                            ------   -------    -------
           Net Change in Interest Margin (FTE)              $  421   $   (11)   $   410
                                                            ======   =======    =======

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
- -------------------------------
(Dollars in Thousands)

                                                                          Year to Date
                                                                            June 30
                                                                    ------------------------
                                                                      1996            1995
                                                                      ----            ----
   Summary of changes in allowance:
      Allowance for loan losses - January 1                         $   2,248      $    2,083
         Loans charged off                                               (130)           (218)
         Recoveries of charged off loans                                  125             125
                                                                    ---------      ----------
         Net loans charged off                                             (5)            (93)
         Provision charged to operations                                  240             230
                                                                    ---------      ----------
      Allowance for loan losses - June 30                           $   2,483      $    2,220
                                                                    =========      ==========

   Allowance to loan losses as a % of loans                              1.24%           1.24%
                                                                    =========      ==========

NONPERFORMING LOANS
- -------------------
(Dollars in thousands)

                                                                            June 30
                                                                      1996            1995
                                                                      ----            ----
   Total amount of loans outstanding for
      the period (net of unearned interest)                         $ 199,845      $  179,027
                                                                    =========      ==========

   Nonaccrual loans                                                 $     143      $    1,049
   Accruing loans past due 90 days or more                                660             444
   Restructured loans                                                       0               0
                                                                    ---------      ----------
                          Total                                     $     803      $    1,493
                                                                    =========      ==========

   Loans classified as nonperforming to
      outstanding loans                                                  0.40%           0.83%
                                                                    =========      ==========


   To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with SFAS No. 91, "Accounting for Loan Fees," interest income includes loan fees of $329,000 in
1996 versus $269,000 in 1995.   For analytical purposes, net interest income
is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 1996 to the same period in 1995, fully taxable equivalent (FTE) net interest income increased $410,000. Interest income earned increased $879,000 from an 8.9% increase in average interest earning assets. The majority of this growth was funded by an 8.3% increase in interest bearing deposits, resulting in $458,000 of additional FTE interest expense. Overall, changes in volume resulted in $421,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.09%, increasing FTE interest income by $123,000 and the average rate paid on deposits increased by 0.22%, increasing interest expense by $134,000. The increased interest rates earned and paid reduced FTE net interest income by $11,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.55% during the first six months of 1996 versus 4.61% in 1995. The 0.06% decline in the net interest yield was primarily a result of a shift in deposits from lower rate interest bearing demand deposits to time deposits.

Management expects short term interest rates to increase moderately during the remainder of 1996. Based on this expectation and the Corporation's assets and liability repricing characteristics, management estimates that the Corporation's FTE net interest margin as a percentage of average assets will increase slightly through the remainder of 1996. Due to the many factors that can affect net interest income, the overall effect of changing interest rates on interest income earned cannot be predicted with any certainty.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 70% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 1996 to June 30, 1995, average loans outstanding increased 9.0%. The provision for loan losses was increased
4.3% to $240,000.   The increase in the provision was due to the increase in
net outstanding loans. As shown in Table 3, during the first six months of 1996, net loans charged-off were $5,000, an $88,000 decrease from 1995. Loans classified as nonperforming were 0.40% of loans as of June 30, 1996 versus
0.83% for June 30, 1995.   As of June 30, 1996, the allowance for loan losses
as a percentage of loans equaled 1.24%. In management's opinion, the allowance for loan losses is adequate as of June 30, 1996.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, and fees for other financial services. The income earned from these sources increased $131,000 for the six month period ending June 30, 1996, compared to 1995. The most significant changes were a $40,000 increase in ATM fees, a $17,000 increase in brokerage commissions, a $15,000 decrease in trust fees, a $13,000 increase from income earned on bank owned life insurance, a $21,000 increase from the sale of student loans, and a $26,000 increase in gains on the sale of residential real estate mortgages.

The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS 122, (see Note 3 on page 6 for further information) and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in 1996 other operating income is a $48,000 gain (net of a $19,000 impairment allowance) from the sale of $6.8 million in mortgages versus a $22,000 gain on the sale of $1.7 million in 1995.

NONINTEREST EXPENSE

Noninterest expense increased $43,000 or 1.0% for the first six months of 1996 when compared to 1995. The largest component of noninterest expense is salaries and employee benefits, which increased $167,000. The majority of this increase is related to an increase in staff and normal merit and promotional salary increases. Occupancy and furniture and equipment expenses increased $135,000. The increase in these expenses are associated with automatic teller machine operating costs, computer operations, and building and equipment depreciation. Other expenses decreased $259,000, the most significant change attributable to a $262,000 decrease in FDIC premiums.

                      QUARTER ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS

Net income equaled $847,000 for the second quarter in 1996 compared to $692,000 for the same period in 1995, a 22.4% increase. Return on average assets equaled 1.19% for the second quarter in 1996 compared to 1.06% in 1995. Return on average equity equaled 12.74% for the second quarter in 1996, versus 11.64% for the second quarter in 1995.

SUMMARY OF SELECTED FINANCIAL DATA
- ----------------------------------

(Dollars in thousands except per share data)                             Quarter Ended
                                                                            June 30
                                                                    ------------------------
                                                                      1996            1995
                                                                    ------------------------
   INCOME STATEMENT DATA:
      Net interest income                                           $   2,921      $    2,696
      Provision for loan losses                                           123             117
      Net income                                                          847             692

   PER SHARE DATA:
      Net income per common share                                   $    1.09      $     0.90
      Cash dividend per common share                                     0.24            0.22

   RATIOS:
      Net income to average assets                                       1.19%           1.06%
      Net income to average equity                                      12.74           11.64

NET INTEREST INCOME

When comparing the second quarter of 1996 to 1995, net FTE interest income increased $208,000. An increase of 9.2% in average interest-earning assets
provided $470,000 of FTE interest income.   The asset growth was funded
primarily by a 7.9% increase in interest-bearing deposits, resulting in $219,000 of increased interest expense. Overall, increased volume resulted in $251,000 of additional FTE interest income. During the second quarter of 1996, the average FTE interest rate earned on assets decreased by 0.07% and the average rate paid on deposits increased by 0.07%. The changes in interest rates earned and paid resulted in a $43,000 decrease in FTE interest income.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended June 30, 1996 and 1995, average total loans outstanding increased 10.7%. The allowance for loan losses as a percentage of total outstanding loans was 1.24% as of June 30, 1996 and 1995. The amount provided for loan losses in the second quarter of 1996 was $123,000 versus $117,000 in 1995. The increase in the provision is due to the increase in net outstanding loans.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 1996, compared to the same period in 1995, increased $72,000. The most significant changes were a $15,000 increase in ATM fees, a $21,000 increase in gains on the sale of student loans, an $11,000 increase in brokerage commissions, a $12,000 increase in gains and losses on available for sale securities sold, and a $9,000 increase from income earned on bank owned life insurance.

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


                                                                        Quarter Ending
                                                         June 30, 1996                          June 30, 1995
                                                              Tax        Average                     Tax        Average
                                               Average    Equivalent     Yield/         Average   Equivalent     Yield/
                                               Balance     Interest       Rate          Balance     Interest      Rate
                                             ----------    --------     ---------     ----------   --------    ---------
INTEREST EARNING ASSETS:
  Loans                                      $   195,313  $  4,343        8.89%    $   176,407   $  3,950         8.96%
  Taxable investment securities                   47,563       735        6.18          42,083        652         6.20
  Nontaxable investment securities                15,911       319        8.02          16,789        343         8.17
  Federal funds sold                               5,621        74        5.27           6,877        103         5.99
  Other                                              336         5        5.95             336          5         5.95
                                             -----------  --------    --------     -----------   --------      -------
            Total Earning Assets                 264,744     5,476        8.27%        242,492      5,053         8.34%


NONEARNING ASSETS:
  Allowance for loan losses                       (2,460)                               (2,240)
  Cash and due from banks                         10,891                                11,272
  Premises and equipment                           5,486                                 5,246
  Accrued income and other assets                  5,369                                 5,245
                                             -----------                           -----------
                    Total Assets             $   284,030                           $   262,015
                                             ===========                           ===========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits           $    39,434       312        3.16%    $    42,331        327         3.09%
  Savings deposits                                67,284       469        2.79          62,621        453         2.89
  Time deposits                                  112,828     1,641        5.82          98,457      1,427         5.80
                                             -----------  --------    --------     -----------   --------      -------
    Total Interest Bearing Liabilities           219,546     2,422        4.41%        203,409      2,207         4.34%

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY:
  Demand deposits                                 34,756                                32,086
  Other                                            3,130                                 2,749
  Shareholders' equity                            26,598                                23,771
                                             -----------                           -----------
    Total Liabilities and Equity             $   284,030                           $   262,015
                                             ===========                           ===========

Net interest income (FTE)                                 $  3,054                               $  2,846
                                                          ========                               ========

Net yield on interest earning assets (FTE)                                4.61%                                   4.69%
                                                                      ========                                 =======

TABLE 5

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS
- ---------------------------------
(Dollars in Thousands)

The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

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


                                                              Quarter Ended June 30, 1996
                                                                      Compared to
                                                                     June 30, 1995
                                                               Increase (Decrease) Due to
                                                            --------------------------------
                                                            Volume        Rate        Net
                                                            ------        ----        ---
CHANGES IN INTEREST INCOME:
    Loans                                                   $    421         (28)        393
    Taxable investment securities                                 85          (2)         83
    Nontaxable investment securities                             (18)         (6)        (24)
    Federal funds sold                                           (18)        (11)        (29)
    Other investments                                              0           0           0
                                                            --------   ---------   ---------
         Total changes in interest income                        470         (47)        423
         Total changes in interest expense                       219          (4)        215
                                                            --------   ---------   ---------
    Net Change in Interest Margin (FTE)                          251         (43)        208
                                                            ========   =========   =========

NONINTEREST EXPENSE

Noninterest expense increased $58,000 for the second quarter of 1996 when compared to 1995. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Salaries and employee benefits increased $102,000 due to an increase in staffing and normal merit and promotional salary increases. Occupancy expense and furniture and equipment expense increased $93,000. The majority of this increase is related to increased building and equipment depreciation, computer expenses, and marketing expenses. Other operating expenses decreased $137,000, the most significant change attributable to a decrease in F.D.I.C. insurance premiums of $130,000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1995, total assets increased $4.0 million to $285.5 million. As of June 30, 1996, the loan portfolio increased $13.8 million, fed funds sold decreased $2.0 million, and investment securities decreased $6.9 million when compared to December 31, 1995. Asset growth was funded primarily by a $2.7 million increase in deposits, and an $878,000 increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 1996, cash and cash equivalents as a percentage of total assets equaled 6.6%, versus 7.7% as of December 31, 1995. During the first six months of 1996, $3.3 million in net cash was provided from operations, and $2.5 million was provided by financing activities. Investing activities used $8.8 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $3.0 million decrease in cash and cash equivalents during the first six months of 1996.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $51.6 million as of June 30, 1996 and $56.6 million as of December 31, 1995. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, and retained earnings, and increased approximately $878,000 since December 31, 1995. As of June 30, 1996, the Corporation's capital included $110,000 of unrealized losses on securities available for sale.

There are no commitments for significant capital expenditures; however, there are regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses, was 10.1% at June 30, 1996.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1996:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:

                                                IBT Bancorp
                                                            Actual
                                         Required         06/30/96
                                         --------         --------
         Equity Capital                   4.00              15.67
         Secondary Capital*               4.00               1.25
         Total Capital                    8.00              16.92

  * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                          PART II - OTHER INFORMATION


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The registrant's annual meeting of shareholders was held on April 23, 1996. At that meeting the shareholders voted upon the election of directors.

                                                             VOTES CAST
            Election of Directors                        For         Withheld
            ---------------------                        ---         --------
            All nominees for director were elected:

            Gerald D. Cassel                             556,232      1,491
            Ronald E. Schumacher                         557,723          0
            Robert O. Smith                              557,723          0
            John E. Weisenburger                         557,614        109

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Not Applicable
            (b) Form 8-K Item 4. Changes in Registrant's Certifying Accountant was filed on May 20, 1996 and an amendment thereto was filed on May 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IBT Bancorp, Inc.
                                        -------------------------


Date:   July 24, 1996                   /s/ David W. Hole
      --------------------              ------------------------------------
                                        David W. Hole, President/CEO



                                        /s/ Dennis P. Angner
                                        ------------------------------------
                                        Dennis P. Angner, Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION
- -----------                             -----------
    27                             FINANCIAL DATA SCHEDULE