Form 10-Q
period 1996-09-30
IBT BANCORP INC /MI/
filed 1996-11-12
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended September 30, 1996
                               ------------------

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from                       to
                                --------------------    ---------------------

Commission File Number:                        0-18415
                        -----------------------------------------------------

                               IBT Bancorp, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                        38-2830092
-----------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)         identification No.)

          200 East Broadway          Mt. Pleasant, MI       48858
-----------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                (517) 772-9471
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

         Common Stock  $6 par value, 781,182 as of October 31, 1996

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(dollars in thousands)                                                                    September 30         December 31
                                                                                              1996                 1995
                                                                                         -------------         ------------
                                                                                         (Unaudited)
ASSETS
  Cash and demand deposits due from banks   . . . . . . . . . . . . . . . . . . . .      $      13,928         $    15,299
  Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,500               6,400
                                                                                         -------------         -----------
                                                    TOTAL CASH AND CASH EQUIVALENTS             23,428              21,699

  Investment securities:
    Securities available for sale   . . . . . . . . . . . . . . . . . . . . . . . .             49,828              56,621
    Securities held to maturity (Market value --
      $8,729 in 1996 and $9,059 in 1995)  . . . . . . . . . . . . . . . . . . . . .              8,796               8,985
                                                                                         -------------         -----------
                                                        TOTAL INVESTMENT SECURITIES             58,624              65,606

  Loans:
    Commercial and agricultural   . . . . . . . . . . . . . . . . . . . . . . . . .             38,185              33,585
    Real estate mortgage  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            131,676             115,718
    Installment   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37,311              36,693
                                                                                         -------------         -----------
                                                                        TOTAL LOANS            207,172             185,996
  Less allowance for loan losses  . . . . . . . . . . . . . . . . . . . . . . . . .              2,634               2,248
                                                                                         -------------         -----------
                                                                          NET LOANS            204,538             183,748

  Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             11,136              10,452
                                                                                         -------------         -----------
                                                                       TOTAL ASSETS      $     297,726         $   281,505
                                                                                         =============         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest bearing   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      40,689         $    39,620
    NOW accounts  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             38,653              39,883
    Certificates of deposit and other savings   . . . . . . . . . . . . . . . . . .            172,728             163,642
    Certificates of deposit over $100,000   . . . . . . . . . . . . . . . . . . . .             14,999               9,860
                                                                                         -------------         -----------
                                                                     TOTAL DEPOSITS            267,069             253,005
  Accrued interest and other liabilities  . . . . . . . . . . . . . . . . . . . . .              3,115               2,695
                                                                                         -------------         -----------
                                                                  TOTAL LIABILITIES            270,184             255,700

  Shareholders' Equity:
    Common stock -- $6 par value  . . . . . . . . . . . . . . . . . . . . . . . . .              4,686               4,220
      4,000,000 authorized; outstanding--
      781,073 in 1996 (703,248 in 1995)
    Capital surplus   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,168              10,220
    Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,713              10,856
    Unrealized (loss) gain on securities available for
      sale - net of tax credit of $12 in 1996 and taxes
      of $236 in 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                (25)                509
                                                                                         -------------         -----------
                                                         TOTAL SHAREHOLDERS' EQUITY             27,542              25,805

                                                                                         -------------         -----------
                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     297,726         $   281,505
                                                                                         =============         ===========

See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands, except per share data)
                                                                            Three Months Ended      Nine Months Ended
                                                                               September 30            September 30
                                                                            ------------------      ------------------
                                                                              1996      1995          1996      1995
                                                                            ------------------      ------------------
INTEREST INCOME
  Interest and fees on loans  . . . . . . . . . . . . . . . . . . .         $  4,522   $ 4,098      $ 13,001   $11,752
  Interest on investment securities:
    Taxable . . . . . . . . . . . . . . . . . . . . . . . . . . . .              683       678         2,203     1,951
    Nontaxable  . . . . . . . . . . . . . . . . . . . . . . . . . .              176       200           608       656
                                                                            --------   -------      --------   -------
                            TOTAL INTEREST ON INVESTMENT SECURITIES              859       878         2,811     2,607
  Interest on fed funds sold  . . . . . . . . . . . . . . . . . . .              117       117           292       318
                                                                            --------   -------      --------   -------
                                              TOTAL INTEREST INCOME            5,498     5,093        16,104    14,677
INTEREST ON DEPOSITS  . . . . . . . . . . . . . . . . . . . . . . .            2,506     2,305         7,388     6,595
                                                                            --------   -------      --------   -------
                                                NET INTEREST INCOME            2,992     2,788         8,716     8,082
Provision for loan losses . . . . . . . . . . . . . . . . . . . . .              128       121           368       351
                                                                            --------   -------      --------   -------
                                          NET INTEREST INCOME AFTER
                                          PROVISION FOR LOAN LOSSES            2,864     2,667         8,348     7,731
OTHER INCOME
  Trust Department income . . . . . . . . . . . . . . . . . . . . .               78        92           231       260
  Service charges on deposit accounts . . . . . . . . . . . . . . .               70        75           215       224
  Other service charges and fees  . . . . . . . . . . . . . . . . .              282       265           817       756
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              126        82           344       208
  Gain (loss) on the sale of securities
    available for sale  . . . . . . . . . . . . . . . . . . . . . .                0        (5)            4       (16)
                                                                            --------   -------      --------   -------
                                                 TOTAL OTHER INCOME              556       509         1,611     1,432

OPERATING EXPENSES
  Salaries, wages and employee benefits . . . . . . . . . . . . . .            1,147     1,068         3,437     3,191
  Net occupancy expense . . . . . . . . . . . . . . . . . . . . . .              185       145           509       442
  Furniture and equipment expense . . . . . . . . . . . . . . . . .              288       272           819       695
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              612       563         1,729     1,939
                                                                            --------   -------      --------   -------
                                           TOTAL OPERATING EXPENSES            2,232     2,048         6,494     6,267

                                   INCOME BEFORE FEDERAL INCOME TAX            1,188     1,128         3,465     2,896
Federal income tax  . . . . . . . . . . . . . . . . . . . . . . . .              335       307           953       749
                                                                            --------   -------      --------   -------
                                                         NET INCOME         $    853   $   821      $  2,512   $ 2,147
                                                                            ========   =======      ========   =======

Net income per share  . . . . . . . . . . . . . . . . . . . . . . .         $   1.10   $  1.07      $   3.24   $  2.80
                                                                            ========   =======      ========   =======

Cash dividends per share  . . . . . . . . . . . . . . . . . . . . .         $   0.24   $  0.22      $   0.72   $  0.66
                                                                            ========   =======      ========   =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)                                                                            Nine Months Ended
                                                                                                    September 30
                                                                                              1996                 1995
                                                                                         -------------         ------------
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      16,134         $    14,331
  Other fees and income received  . . . . . . . . . . . . . . . . . . . . . . . . .              1,613               1,457
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (7,291)             (6,427)
  Cash paid to suppliers and employees  . . . . . . . . . . . . . . . . . . . . . .             (5,259)             (5,579)
  Income taxes paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (1,141)               (726)
                                                                                         -------------         -----------
                                          NET CASH PROVIDED BY OPERATING ACTIVITIES              4,056               3,056

INVESTING ACTIVITIES
  Proceeds from maturities and sale of investment
    securities available for sale   . . . . . . . . . . . . . . . . . . . . . . . .             20,563              22,399
  Proceeds from maturities of investment
    securities held to maturity   . . . . . . . . . . . . . . . . . . . . . . . . .              2,866               3,154
  Purchase of investment securities
    available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (13,314)            (14,981)
  Purchase of investment securities
    held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (4,136)             (5,829)
  Net increase in loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (21,158)             (8,806)
  Purchases of equipment and premises   . . . . . . . . . . . . . . . . . . . . . .               (971)               (599)
                                                                                         -------------         -----------
                                              NET CASH USED BY INVESTING ACTIVITIES            (16,150)             (4,662)

FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits   . . . . . . . . . . . . . . . . .              1,069              (4,196)
  Net increase (decrease) in interest bearing deposits  . . . . . . . . . . . . . .             12,995               5,415
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (564)               (502)
  Sale of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                323                 273
                                                                                         -------------         -----------
                                          NET CASH PROVIDED BY FINANCING ACTIVITIES             13,823                 990
                                                                                         -------------         -----------

                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,729                (616)

                                   Cash and cash equivalents at beginning of period      $      21,699         $    18,010
                                                                                         -------------         -----------

                                         CASH AND CASH EQUIVALENTS AT END OF PERIOD      $      23,428         $    17,394
                                                                                         =============         ===========

See notes to consolidated financial statements

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1995.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding, as adjusted for the 10% stock dividend paid in March 1996, were 776,390 and 766,456 for the nine month periods ending September 30, 1996 and 1995, respectively.

NOTE 3  ADOPTION OF SFAS NO. 122

The Corporation adopted Statement of Financial Accounting Standard ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS Statement No. 65, on January 1, 1996. This statement changed the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without servicing rights) and the servicing rights, based on their relative fair values. The cost allocated to mortgage servicing rights must be evaluated periodically for impairment. The adoption of SFAS No. 122 did not have a material impact on the Corporation's consolidated financial statements. Effective January 1, 1997, the Corporation expects to adopt SFAS No. 125, and although this statement supercedes SFAS No. 122, it retains the accounting for mortgage servicing rights.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1995 annual report and with the unaudited financial statements and notes thereto, as set forth on pages 3 through 6 of this report.

                 NINE MONTHS ENDING SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

         Net income equaled $2.51 million for the nine month period ended September 30, 1996, compared to $2.15 million for the same period in 1995, a 17.0% increase. The increase in net income was due primarily to higher net interest income. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.17% for the first nine months of 1996 and 1.09% in 1995. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.61% through September 30, 1996 versus 11.95% through September 30, 1995.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)                 Year to Date
                                                             September 30
                                                           -----------------
                                                             1996      1995
                                                           -----------------
         INCOME STATEMENT DATA:
           Net interest income                             $8,716     $8,082
           Provision for loan losses                          368        351
           Net income                                       2,512      2,147

         PER SHARE DATA:
           Net income per common share                     $ 3.24     $ 2.80
           Cash dividend per common share                    0.72       0.66
         RATIOS:
           Average primary capital to average assets        10.07%      9.87%
           Net income to average assets                      1.17       1.09
           Net income to average equity                     12.61      11.95

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with SFAS No. 91, "Accounting for Loan Fees," interest income includes amortization of net deferred loan fees of $472,000 and $430,000 for 1996 and 1995 respectively. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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


                                                                                 Nine Months Ending
                                                                 September 30, 1996             September  30, 1995
                                                                        Tax      Average                 Tax      Average
                                                            Average  Equivalent   Yield/     Average  Equivalent   Yield/
                                                            Balance   Interest     Rate      Balance   Interest     Rate
                                                           ---------  ---------   ------    --------- ----------  -------
INTEREST EARNING ASSETS:
  Loans . . . . . . . . . . . . . . . . . . . . . .        $ 195,410   $ 13,076    8.92%    $ 177,464   $ 11,831     8.89%
  Taxable investment securities . . . . . . . . . .           47,310      2,188    6.17        42,670      1,951     6.10
  Nontaxable investment securities  . . . . . . . .           15,798        921    7.77        16,321        994     8.12
  Federal funds sold  . . . . . . . . . . . . . . .            7,438        293    5.25         7,197        303     5.61
  Other . . . . . . . . . . . . . . . . . . . . . .              344         15    5.81           336         15     5.95
                                                           ---------   --------   -----     ---------   --------   ------
                               Total Earning Assets          266,300     16,493    8.26%      243,988     15,094     8.25%

NONEARNING ASSETS:
  Allowance for loan losses . . . . . . . . . . . .           (2,444)                          (2,223)
  Cash and due from banks . . . . . . . . . . . . .           10,876                           10,971
  Premises and equipment  . . . . . . . . . . . . .            5,433                            5,223
  Accrued income and other assets . . . . . . . . .            5,504                            5,079
                                                           ---------                        ---------
                                       Total Assets        $ 285,669                        $ 263,038
                                                           =========                        =========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits  . . . . . . . .        $  39,711        813    2.73%       42,399        973     3.06%
  Savings deposits  . . . . . . . . . . . . . . . .           68,363      1,610    3.14        63,361      1,385     2.91
  Time deposits . . . . . . . . . . . . . . . . . .          113,027      4,965    5.86        98,329      4,250     5.76
                                                           ---------   --------   -----     ---------   --------   ------
                 Total Interest Bearing Liabilities          221,101      7,388    4.46%      204,089      6,608     4.32%

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits . . . . . . . . . . . . . . . . .           34,888                           32,256
  Other . . . . . . . . . . . . . . . . . . . . . .            3,121                            2,732
  Shareholders' equity  . . . . . . . . . . . . . .           26,559                           23,961
                                                           ---------                        ---------
                       Total Liabilities and Equity        $ 285,669                        $ 263,038
                                                           =========                        =========

Net interest income (FTE) . . . . . . . . . . . . .                    $  9,105                         $  8,486
                                                                       ========                         ========

Net yield on interest earning assets (FTE)  . . . .                                4.56%                             4.64%
                                                                                   ====                            =======

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

                                                  Nine Month Period Ended September 30, 1996
                                                                 Compared to
                                                              September 30, 1995
                                                          Increase (Decrease) Due to
                                                      ---------------------------------
                                                       Volume        Rate         Net
                                                      ---------    --------     -------
CHANGES IN INTEREST INCOME:
   Loans                                              $  1,201     $     44     $ 1,245
   Taxable investment securities                           215           22         237
   Nontaxable investment securities                        (31)         (42)        (73)
   Federal funds sold                                       10          (20)        (10)
      Total changes in interest income                   1,395            4       1,399
      Total changes in interest expense                    699           81         780
                                                      --------     --------     -------
       Net Change in Interest Margin (FTE)            $    696     $    (77)    $   619
                                                      ========     ========     =======

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)

                                                                            Year to Date
                                                                            September 30
                                                                 ----------------------------------
                                                                    1996                    1995
                                                                 ----------              ----------
   Summary of changes in allowance for loan losses:
      Allowance for loan losses - January 1                      $    2,248              $    2,083
         Loans charged off                                             (208)                   (280)
         Recoveries of charged off loans                                226                     157
                                                                 ----------              ----------
         Net loans recovered (charged off)                               18                    (123)
      Provision charged to operations                                   368                     351
                                                                 ----------              ----------
      Allowance for loan losses - Sepember 30                    $    2,634              $    2,311
                                                                 ==========              ==========

   Allowance to loan losses as a % of loans                           1.27%                   1.27%
                                                                 ==========              ==========

NONPERFORMING LOANS
(Dollars in thousands)

                                                                            September 30
                                                                    1996                    1995
                                                                 ----------              ----------
   Total amount of loans outstanding for
      the period (net of unearned interest)                      $  207,172              $  182,622
                                                                 ==========              ==========

   Nonaccrual loans                                              $       35              $      861
   Accruing loans past due 90 days or more                              532                   1,011
   Restructured loans                                                     0                       0
                                                                 ----------              ----------
                               Total                             $      567              $    1,872
                                                                 ==========              ==========

   Loans classified as nonperforming to
      outstanding loans                                               0.27%                   1.03%
                                                                 ==========              ==========

   Loans classified as substandard to
   Allowance for loan losses - September 30                          21.53%                  81.00%
                                                                 ==========              ==========


     To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 1996 to the same period in 1995, fully taxable equivalent (FTE) net interest income increased $619,000 or 7.3%. An increase of 9.1% in average interest earning assets provided $1,395,000 of FTE interest income. The majority of this increase was funded by an 8.3% increase in interest bearing deposits, resulting in $699,000 of additional interest expense. Overall, changes in volume resulted in $696,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.01%, increasing FTE interest income by $4,000 and the average rate paid on deposits increased by 0.14%, increasing interest expense by $81,000. The increased interest rates earned and paid reduced FTE net interest income by $77,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.56% during the first nine months of 1996 versus 4.64% in 1995. The 0.08% decrease in the net interest yield was primarily a result of the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. The percentage of assets funded with these deposits increased from 42.1% in 1995 to 46.7%. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

In addition to changes in asset and liability mix, changes in rates have an impact on the Corporation's interest income. Management expects short term interest rates to remain steady during the remainder of 1996. Based on this expectation, the Corporation's assets and liability repricing characteristics and its increased use of higher cost deposits to fund asset growth, management calculates that the Corporation's FTE net interest margin as a percentage of average assets will decrease slightly through the remainder of 1996. Due to the many factors that can affect net interest income, interest income earned cannot be predicted with any certainty.

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

Comparing the year to date period of September 30, 1996 to the same period in 1995, average loans outstanding increased 10.1%. The provision for loan losses was increased 4.8% to $368,000. The increase in the provision was due to the increase in net outstanding loans. During the first nine months of 1996, the Corporation had a net recovery of loans previously charged-off of $18,000 compared to net loans charged off in 1995 of $123,000. Loans classified as nonperforming were 0.27% of loans as of September 30, 1996 versus 1.03% for
1995.   As of September 30, 1996, the allowance for loan losses as a percentage of loans equaled 1.27%. In management's opinion, the allowance for loan losses is adequate as of September 30, 1996.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses from the sale of securities available for sale. The income earned from these sources increased $179,000 for the nine month period ending September 30, 1996, compared to the same period in 1995. Significant changes were a $55,000 increase in ATM fees, a $29,000 increase in brokerage commissions, a $29,000 decrease in trust fees, a $20,000 increase from income earned on bank owned life insurance, a $38,000 increase from the sale of student loans, net gain on sale of investment securities of $20,000, and a $22,000 increase in gains on the sale of residential real estate mortgages.

The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS 122, (see Note 3 on page 6 for further information) and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in 1996 other operating income is a $70,000 gain from the sale of $9.7 million in mortgages during the first nine months of 1996 versus a $48,000 gain from the sale of $4.5 million in 1995.

NONINTEREST EXPENSE

Noninterest expense increased $227,000 or 3.6% for the first nine months of 1996 when compared to 1995. The largest component of noninterest expense is salaries and employee benefits, which increased $246,000 or 7.7%. The majority of this increase is related to an increase in staff, normal merit and promotional salary increases, and accruals for early retirement incentives. Occupancy and furniture and equipment expenses increased $191,000. The increase in these expenses is associated with automatic teller machine operating costs, computer operations, and building and equipment depreciation. Other non-operating expenses decreased $210,000, the most significant change was a $248,000 decrease in FDIC insurance premiums.

Congress recently passed legislation requiring commercial banks to pay an assessment for the retirement of debt incurred as part of the FDIC insurance payments for insolvent and troubled savings and loans. The assessment is effective for periods beginning after January 1, 1997. Management calculates that the 1997 cost to the Corporation's subsidiary bank will be immaterial.
The legislation also required the payment of a one-time assessment for banks with SAIF insured deposits. The Corporation's subsidiary bank has no liability under this provision.

                   QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

RESULTS OF OPERATIONS

Net income equaled $853,000 for the third quarter in 1996 compared to $821,000 for the same period in 1995, a 3.9% increase. The increase in net income was due primarily to higher net interest income. Return on average assets equaled 1.17% for the third quarter in 1996 compared to 1.23% in 1995. Return on average equity equaled 12.48% for the third quarter in 1996, versus 13.34% for the third quarter in 1995.

SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                                           Quarter Ended
                                                                            September 30
                                                                 ----------------------------------
                                                                    1996                    1995
                                                                 ----------              ----------
   INCOME STATEMENT DATA:
      Net interest income                                        $    2,992              $    2,788
      Provision for loan losses                                         128                     121
      Net income                                                        853                     821

   PER SHARE DATA:
      Net income per common share                                $     1.10              $     1.07
      Cash dividend per common share                                   0.24                    0.22

   RATIOS:
      Net income to average assets                                     1.17%                   1.23%
      Net income to average equity                                    12.48                   13.34

NET INTEREST INCOME

When comparing net interest income for the third quarter of 1996 to the same period in 1995, a 9.5% increase in average interest-earning assets provided
$514,000 of additional FTE interest income.   The average rate of
interest-earning assets decreased 0.15%, resulting in a $117,000 decrease in FTE interest income. The changes in average balances and rates of earning assets provided an additional $397,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest-bearing deposits, which increased by 8.4% in 1996. The average cost of these deposits decreased by 0.01%. The changes in the average balances and rate paid on interest-bearing deposits resulted in $188,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $209,000 in the third quarter of 1996 when compared to the same period in 1995.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended September 30, 1996 and 1995, average total loans outstanding increased 12.3%. The allowance for loan losses as a percentage of total outstanding loans was 1.27% as of September 30, 1996 and 1995. During the third quarter of 1996, the Corporation had net $23,000 recovery of loans previously charged off compared to net charge-offs of $30,000 in 1995. The amount provided for loan losses in the third quarter of 1996 was $128,000 versus $121,000 in 1995. The increase in the provision was due to the increase in net outstanding loans.

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


                                                                                   Quarter Ending

                                                                September  30, 1996              September 30, 1995
                                                                        Tax      Average                 Tax      Average
                                                            Average  Equivalent   Yield/     Average  Equivalent   Yield/
                                                            Balance   Interest     Rate      Balance   Interest     Rate
                                                           ---------  ---------   ------    --------- ----------  -------
INTEREST EARNING ASSETS:
  Loans . . . . . . . . . . . . . . . . . . . . . .        $ 203,887   $  4,547    8.92%    $ 181,581   $  4,128     9.09%
  Taxable investment securities . . . . . . . . . .           43,786        678    6.19        42,726        678     6.35
  Nontaxable investment securities  . . . . . . . .           14,085        266    7.55        14,759        303     8.21
  Federal funds sold  . . . . . . . . . . . . . . .            8,911        117    5.25         8,039        102     5.08
  Other . . . . . . . . . . . . . . . . . . . . . .              361          5    5.54           336          5     5.95
                                                           ---------   --------   -----     ---------   --------   ------
                               Total Earning Assets          271,030      5,613    8.28%      247,441      5,216     8.43%

NONEARNING ASSETS:
  Allowance for loan losses . . . . . . . . . . . .           (2,552)                          (2,275)
  Cash and due from banks . . . . . . . . . . . . .           11,785                           10,442
  Premises and equipment  . . . . . . . . . . . . .            5,578                            5,279
  Accrued income and other assets . . . . . . . . .            5,207                            5,228
                                                           ---------                        ---------
                                       Total Assets        $ 291,048                        $ 266,115
                                                           =========                        =========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits  . . . . . . . .        $  38,310        258    2.69%    $  40,434        309     3.06%
  Savings deposits  . . . . . . . . . . . . . . . .           68,641        545    3.18        63,941        499     3.12
  Time deposits . . . . . . . . . . . . . . . . . .          116,479      1,703    5.85       101,790      1,510     5.93
                                                           ---------   --------   -----     ---------   --------   ------
                 Total Interest Bearing Liabilities          223,430      2,506    4.49%      206,165      2,318     4.50%

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY:
  Demand deposits . . . . . . . . . . . . . . . . .           37,114                           32,452
  Other . . . . . . . . . . . . . . . . . . . . . .            3,173                            2,882
  Shareholders' equity  . . . . . . . . . . . . . .           27,331                           24,616
                                                           ---------                        ---------
                       Total Liabilities and Equity        $ 291,048                        $ 266,115
                                                           =========                        =========

Net interest income (FTE) . . . . . . . . . . . . .                    $  3,107                         $  2,898
                                                                       ========                         ========

Net yield on interest earning assets (FTE)  . . . .                                4.59%                             4.68%
                                                                                  ======                           =======

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

                                                       Quarter Ended September 30, 1996
                                                                 Compared to
                                                             September  30, 1995
                                                          Increase (Decrease) Due to
                                                      ---------------------------------
                                                       Volume        Rate         Net
                                                      ---------    --------     -------
CHANGES IN INTEREST INCOME:
   Loans                                              $    499          (80)        419
   Taxable investment securities                            17          (17)          0
   Nontaxable investment securities                        (13)         (24)        (37)
   Federal funds sold                                       11            4          15
      Total changes in interest income                     514         (117)        397
      Total changes in interest expense                    237          (49)        188
                                                      --------     --------     -------
   Net Change in Interest Margin (FTE)                $    277          (68)    $   209
                                                      ========     ========     =======

NONINTEREST INCOME

Noninterest income earned in the third quarter of 1996, compared to the same period in 1995, increased $47,000. The most significant changes were a $16,000 increase in ATM fees, a $17,000 increase in gains on the sale of student loans, a $15,000 increase in brokerage commissions, a $ 9,000 increase from income earned on bank owned life insurance, and a $14,000 decrease in trust fees.

NONINTEREST EXPENSE

Noninterest expense increased $184,000 for the third quarter of 1996 when compared to the same period in 1995. Salaries and employee benefits increased $79,000 due to normal merit and promotional salary increases and accruals for early retirement incentives. Occupancy and furniture and equipment expense increased $56,000. The majority of this increase is related to increases in computer operating expenses, building depreciation, building repairs, and ATM operating expenses. Other operating expenses increased $49,000 due to increases in FDIC deposit insurance expense of $14,000 (a partial refund of 1995's second quarter premium was received in September 1995), printing and office supplies, and donations.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1995, total assets increased $16.2 million to $297.7 million. As of September 30, 1996, the loan portfolio increased $21.2 million, fed funds sold increased $3.1million, and investment securities decreased $7.0 million when compared to December 31, 1995. Asset growth was funded primarily by a $14.1 million increase in deposits and a $1.7 million increase in shareholders' equity. Interest bearing deposits increased $13.0 million and non-interest bearing deposits increased $1.1 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 1996, cash and cash equivalents as a percentage of total assets equaled 7.9%, versus 7.7% as of December 31, 1995. During the first nine months of 1996, $4.1 million in net cash was provided from operations, and $13.8 million was provided by financing activities. Investing activities used $16.2 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $1.7 million increase in cash and cash equivalents during the first nine months of 1996.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $49.8 million as of September 30, 1996 and $56.6 million as of December 31, 1995. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and unrealized gains or (losses) on securities available for sale; and increased approximately $1.7 million since December 31, 1995. As of September 30, 1996, the Corporation's capital included $25,000 of unrealized losses on securities available for sale.

There are no commitments for significant capital expenditures; however, there are regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses, was 10.0% at September 30, 1996.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1996:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:

                                                IBT Bancorp
                                                            Actual
                                         Required          09/30/96
                                        -----------      -----------
        Equity Capital                     4.00            15.60
        Secondary Capital*                 4.00             1.25
        Total Capital                      8.00            16.85

* IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                          PART II - OTHER INFORMATION


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IBT Bancorp, Inc.



Date:   November 5, 1996                /s/ David W. Hole
      -----------------------           -------------------------------------
                                        David W. Hole, President/CEO



                                        /s/ Dennis P. Angner
                                        -------------------------------------
                                        Dennis P. Angner, Treasurer
                                        (Principal Financial and Accounting
                                        Officer)

                                EXHIBIT INDEX
                                -------------



Exhibit No.             Description
-----------             -----------

    27                  Financial Data Schedule