Form 10-K405
period 1996-12-31
IBT BANCORP INC /MI/
filed 1997-03-17
CIK 842517

                                  FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1996
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ____________________
Commission File Number:               0-18415
                        ---------------------------------------------------
                              IBT BANCORP, INC.
            (Exact name of registrant as specified in its charter)

                   Michigan                                   38-2830092
         -------------------------------                  -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   identification No.)

           200 East Broadway Street, Mt. Pleasant, Michigan  48858
------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (517) 772-9471
                                                  ---------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class               Name of each exchange on which registered

_______________________________        _________________________________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.           [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $37,628,000 as of March 14, 1997.

The number of shares outstanding of the registrant's Common Stock ($6 par value) was 783,921 as of March 14, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                        Part of Form 10-K Incorporated into
         ---------                        -----------------------------------
IBT Bancorp, Inc. Proxy Statement
  for its Annual Meeting of                Part III
  Shareholders to be held
  April 23, 1997

                                    PART I
________________________________________________________________________________
ITEM 1.  BUSINESS
________________________________________________________________________________
GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered bank holding company incorporated under Michigan law in September 1988. The Corporation has three subsidiaries: Isabella Bank and Trust, IBT Financial Services, and IBT Agency. Its principal subsidiary, Isabella Bank and Trust has eleven banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. IBT Financial Services is a full service retail brokerage offering stocks, bonds and mutual funds to individuals. IBT agency is authorized to sell life insurance, casualty insurance, and fixed and variable annuities. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 23,500. Central Michigan University, with enrollment of 16,000 students, is the area's largest employer and provides a stable source of employment and income. Mount Pleasant, as a result of having a large state supported university within its boundaries and being centrally located between 4 cities of similar size, has a sizable retail shopping industry. Mt. Pleasant is also the base for the state's oil and gas production; Michigan is the 12th largest producer of oil and gas in the United States. Other economic activity in Isabella County includes farming, light industrial manufacturing and gaming at the Saginaw Chippewa Indian Tribe Reservation. The area's unemployment rate is approximately 2.8% and the average household income is $34,500.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank and focuses on providing high-quality, personalized service at a fair price. Based on deposits maintained by all financial institutions, the Bank's market share exceeded 50% of the total for Isabella County in both 1996 and 1995. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and charge card loans. Other financial related products include trust services, stocks, investment securities, bond, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The Bank limits lending activity to its local market and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and no corporate debt securities. The general lending philosophy of the Bank is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Bank's loan portfolio, as of December 31, 1996.

LOANS BY MAJOR LENDING CATEGORY:
 (in thousands)                                    Amount            %
                                                   ------            -

Real Estate:
         One to four family residential          $ 82,692          38.4
         Commercial and other                      43,707          20.3
         Construction & Land Development           11,599           5.3
                                                 --------          ----
                           Total Real Estate      137,998          64.0
Commercial:
      Farmland & Agricultural Prod.                 7,695           3.5
      State and political subdivisions              3,372           1.6
      Commercial and other                         29,001          13.5
                                                 --------          ----
                           Total Commercial        40,068          18.6

Personal:
      Credit Cards                                  1,941           0.9
      Student Loans                                 4,166           2.0
      Other                                        31,281          14.5
                                                 --------        ------
                           Total Personal          37,388          17.4

                           TOTAL                 $215,454        100.00
                                                 ========        ======


First and second residential mortgages are the single largest category of loans (38.4% of total loans). The Bank offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgement about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. The Corporation has a policy that these loans may not exceed 5% of its total assets.

The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the Bank's loans have a loan-to-value ratio of less than 80%. When underwriting residential real estate loans, the Bank evaluates the borrower's ability to make monthly payments and the value of the property securing the loan. The Bank requires that the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income and that all debt servicing does not exceed 36% of income. In addition to the above requirements, the Bank reviews credit reports and verifies employment, income, and financial information. Appraisals are performed by independent appraisers. The Bank requires an escrow account for taxes and insurance on all 15 and 30 year fixed rate mortgages. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $200,000 require the approval of either the Bank's Board of Directors or its loan committee.

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

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial loans equaled 18.6% of the Bank's loan portfolio at December 31, 1996. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Bank minimizes its risk by limiting the amount of loans to any one borrower to $2.5 million. Borrowers with credit needs of more than $2.5 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Bank may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Bank requires annual financial statements, prepares cash flow analysis, and reviews credit reports. All commercial loan requests require the approval of two senior loan officers if the amount exceeds $100,000. Loan requests in excess of $175,000 require the approval of either the Bank's Board of Directors or its loan committee.

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

The Bank is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. The Bank is a member of the Federal Reserve System, its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, and is a member of the Federal Home Loan Bank of Indianapolis. (See Regulation below)

The Corporation's non-banking subsidiary, IBT Financial Services, Inc., is a broker-dealer, registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. This subsidiary is also subject to regulation under state securities laws.

The Bank's non-banking subsidiary, IBT Agency, is a licensed insurance agency and is subject to regulation by the Michigan Insurance Bureau.

PERSONNEL

As of December 31, 1996, the Corporation had one full-time employee, the Bank had 146 full-time equivalent employees, IBT Financial Services had three full-time employees, and IBT Agency has a dual employee arrangement with IBT Financial Services. The Corporation and the Bank provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and law suits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incident to the Bank's business. However, neither the Corporation nor the Bank is involved in any material pending litigation.

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and the earnings of the Bank are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Treasury securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the Bank cannot be predicted.

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

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on pages 21 and 22, and "Note I - Commitments and Other Matters" and "Note J - Regulatory Capital Matters" on page 40 and 41, respectively.

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

ITEM 2.  PROPERTIES

The Corporation's offices are located in the main office building of the Bank. The Bank owns and operates all of its 12 facilities, which are located in Isabella, Montcalm and Clare counties in the State of Michigan. The Corporation's facilities current, planned, and best use is for transacting commercial and retail banking with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 1996.


                                      Year                           Net
                                    Facility       Approximate    Book Value
                                     Opened        Sq. Footage    12/31/96 (1)
                                    ---------      -----------    -----------

Main Office:
 200 East Broadway (2)
 Mt. Pleasant, Michigan                1903           27,640        247,747

Main Office Extension:
 Customer Service Center
 139 East Broadway
 Mt. Pleasant, Michigan                1985           16,736        585,963

Isabella County Branch Offices:
 1416 East Pickard (3)
 Mt. Pleasant, Michigan                1983            1,450        551,451

 2133 South Mission (6)
 Mt. Pleasant, Michigan                1976            1,560        444,426

 200 South University (4)
 Mt. Pleasant, Michigan                1964            1,795         66,688

 1402 West High
 Mt. Pleasant, Michigan                1973            2,150         49,734

 401 East Main Street (5)
 Blanchard, Michigan                   1911            6,561         32,745

500 East Wright Avenue
Shepherd, Michigan                     1980            1,830        207,419

3388 N. Woodruff Road                  1975            5,400         97,928
Weidman, Michigan

                                       Year                        Net
                                      Facility   Approximate    Book Value
                                      Opened     Sq. Footage    12/31/96 (1)
                                      --------   -----------    -----------

1867 Winn Road
Beal City, Michigan                   1977         1,100          56,355

Montcalm County Branch Office:
313 W. Bridge Street (6)
Six Lakes, Michigan                   1966         1,527         470,089

Clare County Branch Office:
532 N. McEwan Street
Clare, Michigan                       1993         7,300         500,527


(1)  includes land and buildings
(2)  substantially remodeled in 1986
(3)  substantially remodeled in 1990
(4)  partially remodeled in 1986 and 1988
(5) substantially remodeled in 1976 and partially remodeled in 1986
(6)  substantially remodeled in 1992 and 1996


ITEM 3.  LEGAL PROCEEDINGS

The Corporation and the Bank are not involved in any material pending legal proceedings. The Bank, because of the nature of its business, is at times subject to numerous pending and threatened legal actions which arises out of the normal course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.





                                       10
r

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on April 23, 1997.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:

                                                              YEARS OF
         NAME     AGE               POSITION                  SERVICE
         ----     ---               --------                  --------

David W. Hole     59              President and CEO              37
Mary Ann Breuer   57              Secretary                      37
Dennis P. Angner  41              Treasurer                      13


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS'
         MATTERS

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 1995 through December 31, 1996 there were, so far as management knows, 40 sales of the Corporation's common stock. These sales involved 21,156 shares, as adjusted for a 10 percent stock dividend paid in March of 1996. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $48.00 per share in the fourth quarter of 1996, and the lowest price was $38.18 per share in the first quarter of 1995. The following is a summary of all known transfers since January 1, 1995. All of the information has been adjusted to reflect the stock dividend referred to above.

                              Number of     Number of        Low        High
                Date            Sales         Shares         Bid         Bid
                ----          ---------     ---------        ---        ----
                1995:

        First Quarter            2            1,940        $38.18      $38.18
       Second Quarter            6            1,004         38.18       39.55
        Third Quarter            8            2,099         38.18       40.00
       Fourth Quarter            6              736         40.00       40.00


                1996:

        First Quarter            3            1,317        $45.00      $45.00
       Second Quarter            8           12,857         45.00       46.00
        Third Quarter            6            1,062         45.00       48.00
       Fourth Quarter            1              141         48.00       48.00


The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10 percent stock dividend.

                                               1996        1995
                                               ----        ----
        First Quarter                         $0.24        $0.22
       Second Quarter                          0.24         0.22
        Third Quarter                          0.24         0.22
       Fourth Quarter                          0.80         0.66
                                              -----        -----

                               Total          $1.52        $1.32
                                              =====        =====

IBT Bancorp's authorized stock consists of 4,000,000 shares, of which 783,457 shares are issued with a par value of $6 per share. As of year end 1996, there were 842 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                      SUMMARY OF SELECTED FINANCIAL DATA

                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                              1996             1995             1994            1993          1992
 INCOME STATEMENT DATA:                       ----             ----             ----            ----          ----
  Total interest income                     $ 21,698         $ 19,852        $ 17,991         $ 17,901      $ 18,350
   Net interest income                        11,741           10,855          10,280            9,737         9,150
   Provision for loan losses                     500              475             475              400           360
   Net income                                  3,340            2,958           2,802            2,607         2,291

BALANCE SHEET DATA:
   End of period assets                     $298,742         $281,505        $263,203         $249,367      $233,690
   Daily average assets                      289,308          265,860         255,399          240,342       223,767
   Daily average deposits                    259,240          238,761         230,598          217,954       203,870
   Daily average loans/net                   196,783          177,109         159,556          142,970       132,081
   Daily average equity                       26,954           24,313          22,316           19,892        17,873


PER SHARE DATA: (1)
   Net income                                $  4.30          $  3.85        $   3.70          $  3.50      $   3.14
   Cash dividends                               1.52             1.32            1.24             1.13          1.04
   Book value (at year end)                    35.74            33.36           29.49            27.59         25.17


FINANCIAL RATIOS:
  Shareholders' equity to assets                9.37%            9.17%           8.56%            8.34%         7.98%
  Net income to average equity                 12.39            12.17           12.56            13.10         12.82
  Cash dividend payout to net income           35.60            34.27           33.67            32.15         33.36
  Net income to average assets                  1.15             1.11            1.10             1.08          1.02



                                                          1996                                                1995

                                          Fourth     Third    Second     First                Fourth     Third     Second    First
                                          ------     -----    ------     -----                ------     -----     ------    -----
QUARTERLY OPERATING RESULTS:
  Total interest income                   $5,593    $5,498    $5,343    $5,264                $5,175    $5,093    $4,904    $4,680
  Interest on deposits                     2,569     2,506     2,422     2,460                 2,402     2,305     2,208     2,082
  Net interest income                      3,024     2,992     2,921     2,804                 2,773     2,788     2,696     2,598
  Provision for loan losses                  132       128       123       117                   124       121       117       113
  Noninterest income                         580       556       550       504                   538       509       478       446
  Noninterest expense                      2,302     2,232     2,179     2,083                 2,060     2,048     2,121     2,099
  Net income                                 828       853       847       812                   811       821       692       634

PER SHARE OF COMMON STOCK: (1)
  Net income                              $ 1.06    $ 1.10    $ 1.09     $1.05                $ 1.05    $ 1.07    $ 0.90    $ 0.83
  Cash dividends                            0.80      0.24      0.24      0.24                  0.66      0.22      0.22      0.22
  Book value                               35.74     35.23     34.27     33.67                 33.36     32.79     31.84     30.61






(1) Retroactively restated in 1995 for the 10% stock dividend declared on January 16, 1996, and paid in March 1996

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


                                        1996                                     1995                                1994
                                        ----                                     ----                                ----
                                        Tax          Average                     Tax        Average                  Tax     Average
                          Average     Equivalent     Yield/      Average       Equivalent   Yield/    Average     Equivalent  Yield/
                          Balance     Interest       Rate        Balance       Interest     Rate      Balance      Interest    Rate
                          -------     ----------     ------      -------       ----------   ------    -------     ----------  ------
INTEREST EARNING ASSETS:
  Loans                   $199,277    $17,690         8.88 %     $179,355       $15,972     8.91 %   $161,669      $14,079    8.71%
  Taxable investment        46,505      3,280         7.05         43,329         2,660     6.14       52,435        2,803    5.35
  securities
  Nontaxable investment     15,524        788         5.08         16,271         1,258     7.73       16,467        1,311    7.96
  securities
  Federal funds sold         7,983        419         5.25          7,564           422     5.58        6,771          276    4.08
  Other                        431         27         6.26            336            20     5.95          336           20    5.95
                          --------    -------         ----       --------       -------     ----      -------      -------    ----
   TOTAL EARNING ASSETS    269,720     22,204         8.23        246,855        20,332     8.24      237,678       18,489    7.78

 NON EARNING ASSETS:
  Allowance for loan
  losses                    (2,494)                               ( 2,247)                             (2,113)
  Cash and due from banks   11,136                                 10,945                              10,375
  Premises and equipment     5,449                                  5,218                               4,786
  Accrued income and
   other assets              5,497                                  5,089                               4,673
                          --------                               --------                            --------

        TOTAL ASSETS      $289,308                               $265,860                            $255,399
                          ========                               ========                            ========

INTEREST BEARING
 LIABILITIES:
  Interest bearing
    demand deposits       $ 39,876      1,091         2.74 %     $ 42,010         1,277     3.04 %   $ 40,318        1,052    2.61%
  Savings deposits          68,667      2,165         3.15         63,825         1,865     2.92       70,128        1,834    2.62
  Time deposits            114,279      6,701         5.86        100,064         5,855     5.85       89,010        4,825    5.42
                          --------    -------         ----       --------       -------     ----      -------      -------    ----

  TOTAL INTEREST
   BEARING
   LIABILITIES             222,822      9,957         4.47        205,899         8,997     4.37      199,456        7,711    3.87

NONINTEREST BEARING
  LIABILITIES AND
  SHAREHOLDERS' EQUITY:
  Demand deposits           36,418                                 32,862                              31,142
  Other                      3,114                                  2,786                               2,485
  Shareholders' equity      26,954                                 24,313                              22,316
                          --------                               --------                            --------

  TOTAL LIABILITIES
   AND EQUITY             $289,308                               $265,860                            $255,399
                          ========                               ========                            ========

NET INTEREST INCOME (FTE)              $12,247                                  $11,335                            $10,778
                                       =======                                  =======                            =======

NET YIELD ON INTEREST
 EARNING ASSETS (FTE)                                 4.54%                                 4.59%                             4.53%
                                                      =====                                 ======                            ====

RESULTS OF OPERATIONS

The Corporation achieved record net income for the tenth consecutive year in 1996 with earnings of $3,340,198, a 12.9% increase over 1995. Earnings per share were $4.30, an increase of $0.45 over 1995 and $0.60 over 1994.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity.
Return on average assets measures the ability of a bank to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.15% in 1996, 1.11% in 1995, and 1.10% in 1994. Return on average equity indicates how effectively a bank is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 12.39% in 1996, 12.17% in 1995, and 12.56% in 1994.

NET INTEREST INCOME

The Corporation derives the majority of its income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities, and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, interest income includes loan fees of $754,000 in 1996; $601,000 in 1995; and $639,000 in 1994. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                      1996 Compared to 1995                   1995 Compared to 1994
                                               ------------------------------------       -------------------------------
                                                    Increase (Decrease) Due to              Increase (Decrease) Due to
                                               ------------------------------------       -------------------------------
                                                  Volume        Rate         Net           Volume        Rate         Net
CHANGES IN INTEREST INCOME:
     Loans                                     $  1,769      $   (51)      $1,718         $1,569        $ 324     $1,893
     Taxable investment securities                  205          415          620           (526)         383       (143)
     Nontaxable investment securities               (55)        (415)        (470)           (15)         (38)       (53)
     Federal funds sold                              23          (26)          (3)            35          111        146
     Other                                            6            1            7
                                               --------      -------       ------         ------        ------    -------
          TOTAL CHANGES IN INTEREST INCOME        1,948          (76)       1,872          1,063          780      1,843

CHANGES IN INTEREST EXPENSE:
     Interest bearing demand deposits               (63)        (123)        (186)            46          179        225
     Savings deposits                               147          153          300           (173)         204         31
     Time deposits                                  834           12          846            628          402      1,030
                                               --------      -------       ------         ------        -----     ------
         TOTAL CHANGES IN INTEREST EXPENSE          918          42           960            501          785      1,286
                                               --------      -------       ------         ------        -----     ------
  NET CHANGE IN FTE NET INTEREST INCOME          $1,030       $ (118)      $  912         $  562        $  (5)    $  557
                                               ========      =======       ======         ======        ======    ======

Changes in net interest income from period to period result from changes in the average balances (volume) of interest earning assets and interest bearing liabilities and the average rate earned and paid on such assets and liabilities. As shown in Tables 1 and 2, when comparing 1996 to 1995 fully taxable equivalent (FTE) interest income increased $912,000 or 8.0%. A 9.3% increase in interest earning assets provided $1,948,000 of FTE interest income. The majority of this growth was funded by an 8.2% increase in interest bearing deposits, resulting in $918,000 of additional interest expense. Overall, changes in volume resulted in $1,030,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.01%, decreasing FTE interest income by $76,000 and the average rate paid on deposits increased by 0.10%, increasing interest expense by $42,000. The net change related to interest rates earned and paid was a $118,000 reduction in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.54% during 1996 versus 4.59% in 1995. The 0.05% decrease in the net interest yield was primarily a result of the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money
market accounts to fund asset growth.   The percentage of assets funded with
these deposits increased from 46.8% in 1995 to 49.6%. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

In addition to changes in asset and liability mix, changes in rates have an impact on the Corporation's interest income. Management expects interest rates to remain steady during 1997. Based on this expectation and the Corporation's asset and liability repricing characteristics, management calculates that the Corporation's FTE net interest margin as a percentage of average assets will not change significantly in 1997. Due to the many factors that can affect net interest income, interest income cannot be predicted with any certainty.

Net interest income increased $557,000 to $11.3 million in 1995 from $10.8 million in 1994. As shown in Tables 1 and 2, in 1995 (FTE) interest income increased $1,063,000, from a 3.9% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 3.2% increase in interest bearing deposits that resulted in additional interest expense of $501,000. Overall, the Corporation earned an additional $562,000 in FTE interest income as a result of volume. The average rate earned in 1995 increased by 46 basis points, increasing FTE interest income by $780,000 and the average rate paid on deposits increased by 50 basis points, increasing interest expense by $785,000. The net result of increased interest rate earned and paid reduced FTE net interest income by $5,000.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 80.5% of the Corporation's total year end deposits, and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result in the failure to control this credit risk. Given the importance of maintaining sound underwriting practices, both the Board of Directors and senior management spend a large portion of their time and effort in loan review.

The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb
potential future losses.   Evaluation of the allowance for loan losses and the
provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 15.8% in 1996 and 6.9% in 1995. The allowance for loan losses as a percentage of total outstanding loans at year end 1996 was 1.22% compared to 1.21% at December 31, 1995. The Corporation's net charged off loans as a percentage of average loans decreased to 0.06% in 1996 from 0.17% in 1995. The decline in net charged off loans is attributable to the strong economic conditions in our principal markets.

                   TABLE 3.  SUMMARY OF LOAN LOSS EXPERIENCE
                   -----------------------------------------
                             (Dollars in Thousands)

The following is a summary of loan balances at the end of each period and their daily average balance, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.


                                                                               December 31
                                                    1996           1995           1994           1993            1992
                                                    ----           ----           ----           ----            ----
Amount of loans outstanding
  at the end of period                            $215,454       $185,996        $173,939       $154,608       $139,092
                                                  ========       ========        ========       ========       ========
Average amount of loans
  outstanding for the period                      $199,277       $179,355        $161,669       $144,905       $133,859
                                                  ========       ========        ========       ========       ========
Summary of changes in allowance:
  Allowance for loan losses - January 1           $  2,248       $  2,083         $ 1,854        $ 1,686       $  1,553
    Loans charged off:
      Commercial and agricultural                      166            334             375            350            308
      Real estate mortgage                              36              4               5             10             26
      Installment                                      173            161             181            123            141
                                                  --------       --------        --------        -------      ---------
                       TOTAL LOANS CHARGED OFF         375            499             561            483            475
    Recoveries:
      Commercial and agricultural                      146            109             247            158            132
      Real estate mortgage                                                              2             19              1
      Installment                                      102             80              66             74            115
                                                  --------       --------       ---------        -------      ---------
                              TOTAL RECOVERIES         248            189             315            251            248
                                                  --------       --------       ---------        -------      ---------
    Net charge offs                                    127            310             246            232            227
    Provision charged to income                        500            475             475            400            360
                                                  --------       --------       ---------        -------      ---------
       ALLOWANCE FOR LOAN LOSSES - DECEMBER 31    $  2,621       $  2,248       $   2,083        $ 1,854       $  1,686
                                                  ========       ========       =========        =======       ========
  Ratio of net charge offs during the
    year to average loans outstanding                 0.06%          0.17%           0.15%          0.16%          0.17%
                                                      ====           ====            ====           ====           ====
  Ratio of the allowance for loan losses
    to loans outstanding at year end                  1.22%          1.21%           1.20%          1.20%          1.21%
                                                      ====           ====            ====           ====           ====

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 1996 and 1995 equaled 0.25% and 0.46% of total loans, respectively. The Bank's policy, including a loan impaired under SFAS No. 114, is to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, it is determined that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                         TABLE 4.  NONPERFORMING LOANS
                         -----------------------------
                             (Dollars in Thousands)

The following loans are all the credits which require classification for state or federal regulatory purposes.


                                                         December 31

                                         1996     1995     1994    1993    1992

Nonaccrual loans                        $        $ 262    $  347  $ 205   $ 122
Accruing loans past due 90 days or more   441      590       183    303     508
Restructured loans                        107                        19     280
                                        -----    -----    ------  -----   -----

       TOTAL NONPERFORMING LOANS        $ 548    $ 852    $  530  $ 527   $ 910
                                        =====    =====    ======  =====   =====

As of December 31, 1996, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 1996. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 42.4% to commercial and agricultural loans; 14.6% to real estate loans; 35.4% to installment loans; and 7.6% unallocated. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

             TABLE 5.  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
             -----------------------------------------------------
                            (Dollars in Thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:

                                                         December 31
                                       1996                 1995                   1994
                                       ----                 ----                   ----
                                           % of Each            % of Each              % of Each
                                           Category             Category               Category
                                Allowance  to Total  Allowance  to Total    Allowance  to Total
                                 Amount     Loans      Amount    Loans       Amount      Loans
                                 ------     -----      ------    -----       ------      -----
Commercial and agricultural      $1,110     18.60%     $1,079    18.06%     $   915      19.01%
Real estate mortgage                384     64.05         278    62.22          249      60.91
Installment                         928     17.35         707    19.72          706      20.08
Impaired loans                                              5                    50
Unallocated                         199                   179                   163
                                 ------    -------     ------   -------     -------     -------
                TOTAL            $2,621    100.00%     $2,248   100.00%     $ 2,083     100.00%
                                 ======    =======     ======   =======     =======     =======





                                              December 31
                                       1993                 1992
                                       ----                 ----
                                           % of Each            % of Each
                                           Category             Category
                                Allowance  to Total  Allowance  to Total
                                Amount      Loans      Amount    Loans
                                ------      -----      ------    -----
Commercial and agricultural     $   745      21.94%   $   667    22.53%
Real estate mortgage                318      60.97        317    62.37
Installment                         644      17.09        567    15.10
Impaired loans
Unallocated                         147                   135
                                -------     -------   -------   -------
                TOTAL           $ 1,854     100.00%   $ 1,686   100.00%
                                =======     =======   =======   =======

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, and fees for other financial services. Noninterest income increased $219,000 or 11.1% in 1996 when compared to 1995. The most significant changes were a $65,000 increase in automatic teller machine fees, a $48,000 gain on the sale of $2.9 million in student loans, a $44,000 increase in brokerage fees, and a $28,000 decrease in trust fees. In December 1996, a major contract for providing ATM services was not renewed. During 1996, services provided under this contract generated $300,000 in revenue. The decline in revenue is expected to be partially offset by decreases in ATM operating cost, depreciation expense, and additional interest income due to a substantial decrease in vault cash. In anticipation of this event, the Bank offset the majority of its 1996 net earnings related to this contract through the establishment and funding of a charitable foundation.

Included in other operating income is a $120,000 gain from the sale of $18.8 million in mortgages during 1996 versus a $73,000 gain on the sale of $8.1 million for 1995. The Corporation has established a policy that all 30-year amortized fixed rate mortgage loans will be sold. During 1996, all 15 and 30 year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained. The gain on sale in 1996 was calculated under the provisions of SFAS No. 122. For further information regarding SFAS No. 122, refer to Note A, Business and Significant Accounting Policies, and Note C, Loans, of the audited financial statements.

Total noninterest income increased $185,000 or 10.4% in 1995 when compared to 1994. The most significant changes were a $111,000 increase in automatic teller machine fees, a $51,000 increase in overdraft charges, a $44,000 increase in brokerage fees, and a $14,000 decrease in trust fees.

NONINTEREST EXPENSES

Controlling noninterest expenses is important to maintain adequate and satisfactory profitability. Noninterest expenses declined from 3.13% of average assets in 1995 to 3.04% in 1996. The largest component of noninterest expense is salaries and employee benefits, which increased $373,000 or 8.8%. The majority of this increase was related to normal merit and promotional salary increases and the addition of three full-time equivalent employees. Salaries and benefits equaled 1.59% of average assets during 1996, 1995 and 1994.

Occupancy and furniture and equipment expenses increased $215,000 or 13.7% in 1996. The majority of this increase was associated with a $30,000 increase in automatic teller machine operating costs, a $60,000 increase in computer operations expenses, a $66,000 increase in depreciation, and a $32,000 increase in building repairs.

Other noninterest expenses decreased $121,000, or 4.8%. The most significant change was a decrease in FDIC insurance premiums from $272,000 in 1995 to $2,000 in 1996. Federal legislation approved in September 1996 requires commercial banks to assist in the repayment of debts issued by the Savings Association Insurance Fund. These debts were authorized by Congress in prior years as part of the savings and loan industry bailout. FDIC insurance premium expense for 1997 is expected to increase by approximately $34,000 as a result of this legislation. Additional significant changes in other operating expenses included increases in donations of $108,000, State of Michigan single business tax of $35,000, printing and office supplies of $95,000, marketing of $46,000, and a decrease in other real estate expense of $138,000. The majority of the increase in donations is related to establishment of a charitable foundation by the Bank.

Noninterest expense increased $476,000 or 6.1% in 1995 when compared with 1994. Salaries and employee benefits increased $174,000 or 4.3%. The majority of this increase was related to normal merit and promotional salary increases and the addition of the brokerage subsidiary. Occupancy and furniture and equipment expenses increased $243,000 or 18.2% in 1995. The majority of this increase was associated with automatic teller machine operating costs, computer operations, and furniture and equipment depreciation. Other noninterest expenses increased $58,000, a 2.4% increase. The most significant change was a decrease in FDIC insurance premiums effective June 1, 1995 from 23 cents per hundred dollars in deposits to 4 cents. FDIC expense decreased $229,000 in 1995. Significant increases in other operating expenses included legal expenses, other losses, armored car services, and other real estate expenses.

FEDERAL INCOME TAXES

Federal income tax expense for 1996 was $1,295,000 or 27.9% of pre-tax income compared to $1,065,000 and 26.5% in 1995 and $936,000 and 25.0% in 1994. The
increase in tax expense as a percentage of income is attributable to a decrease in non-taxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note E, Federal Income Taxes.

ANALYSIS OF CHANGES IN THE STATEMENT OF CONDITION

Total assets were $298.7 million at December 31, 1996, an increase of $17.2 million or 6.1% over year end 1995. Asset growth was primarily funded by a $14.6 million increase in deposits and a $2.2 million increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activity is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 1996, the Corporation's net holding of investment securities decreased $5.6 million. The proceeds from the reduction in investment securities were invested in loans. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, long term U.S. government and agency notes, and mortgage backed securities. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation and pay regular monthly amortized principal and interest. These investments have less than 10 years to final maturity. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                         TABLE 6.  INVESTMENT PORTFOLIO
                         ------------------------------
                             (Dollars in Thousands)

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:


                                                                     December 31
       Available for sale:                                 1996       1995        1994
                                                           ----       ----        ----
       U.S. Treasury and U.S. government agencies        $37,905     $43,723     $42,275
       States and political subdivisions                  12,579      12,898      14,988
                                                         -------     -------     -------
                                                         $50,484     $56,621     $57,263
                                                         =======     =======     =======

       Held to maturity
                                                           1996       1995        1994
                                                           ----       ----        ----
       U.S. Treasury and U.S. government agencies         $4,163      $3,852      $2,693
       States and political subdivisions                   3,963       4,796       3,493
       Other securities                                    1,369         336         336
                                                           -----      ------      ------
                                                          $9,495      $8,984      $6,522
                                                          ======      ======      ======

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. government agency securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity. Other securities consist solely of Federal Reserve Bank Stock. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, collateralized mortgage obligations, zero coupon bonds, nongovernment agency asset backed securities, corporate bonds, and structured notes.

The following is a schedule of maturities of each category of investment securities (at book value) and their weighted average yield as of December 31, 1996. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

        TABLE 7.  SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND
        -------------------------------------------------------------
                           WEIGHTED AVERAGE YIELDS
                           -----------------------
                            (Dollars in Thousands)

                                                                   Maturing
                           --------------------------------------------------------------------------------------------
                                                          After One                After Five
                                                          Year but                 Years but
                                 Within                    Within                    Within                  After
                                One Year                 Five Years                Ten Years               Ten Years
                           Amount      Yield         Amount      Yield          Amount    Yield         Amount    Yield
                           ------      -----         ------      -----          ------    -----         ------    -----
Available for sale:
U.S. Treasury and U.S.
  government agencies      $12,564     5.92%         $24,435     6.28%         $  906     6.50%
States and political
  subdivisions               4,770     8.09            6,103     7.49           1,706     7.40
                           -------                   -------                   ------
      TOTAL                $17,334     6.51%         $30,538     6.53%         $2,612     7.09%
                           =======                   =======                   ======
Held to maturity:
U.S. Treasury and U.S.
  government agencies      $                         $ 3,481     6.38%         $  540     8.28%         $  142    8.49%
States and political
  subdivisions               2,160     6.60%             562     7.69           1,241     7.50
Other securities                                                                                         1,369    7.08
                           -------                   -------                   ------                   ------
      TOTAL                $ 2,160     6.60%         $ 4,043     6.56%         $1,781     7.74%         $1,511    7.21%
                           =======                   =======                   ======                   ======

LOANS

The largest component of earning assets is loans. The proper management of credit and market risk inherent in loans is critical to the financial well-being of the Corporation. To control these risks, the Corporation has adopted strict underwriting standards. The standards include prohibitions against lending outside the Corporation's defined market area, lending limits to a single borrower, and strict loan to collateral value limits. The Corporation also monitors and limits loan concentrations extended to volatile industries. The Corporation has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in Table 8.

                            TABLE 8.  LOAN PORTFOLIO
                            ------------------------
                             (Dollars in Thousands)


                                                                           December 31
                                                 1996           1995           1994            1993           1992
                                                 ----           ----           ----            ----           ----
Commercial and agricultural                   $  40,068      $  33,585      $  33,062       $  33,926      $  31,336
Real estate mortgage                            137,998        115,718        105,953          94,264         86,749
Installment                                      37,388         36,693         34,924          26,418         21,007
                                              ---------      ---------      ---------       ---------      ---------
      TOTAL LOANS                              $215,454       $185,996       $173,939        $154,608       $139,092
                                               ========       ========       ========        ========       ========

Total loans increased $29.5 million in 1996. The increase was primarily in commercial operating loans, commercial real estate loans, and residential mortgages. Loan growth was funded solely from new deposits and the liquidation of investments. During 1996, a total of 5,819 new loans were granted for a total of $114.6 million.

DEPOSITS

Total deposits were $267.6 million at year end 1996, a 5.8% increase over 1995. Average deposits increased 8.6% in 1996 and 3.5% in 1995. During 1996, average noninterest bearing deposits increased 10.8%, interest bearing demand deposits decreased 5.1%, savings deposits increased 7.6%, and time deposits increased 14.2%. Time deposits over $100,000 as a percentage of total deposits equaled 5.2% and 3.9% as of December 31, 1996 and 1995, respectively.


                           TABLE 9.  AVERAGE DEPOSITS
                           --------------------------
                             (Dollars in Thousands)



                                                   1996                     1995                  1994

                                            Amount      Rate         Amount      Rate      Amount       Rate
                                            ------      -----       -------      ----      -------      -----
Noninterest bearing demand deposits       $ 36,418                  $ 32,862               $  31,142
Interest bearing demand deposits            39,876       2.74%        42,010     3.04%        40,318      2.61%
Savings deposits                            68,667       3.15         63,825     2.92         70,128      2.62
Time deposits                              114,279       5.86        100,064     5.85         89,010      5.42
                                          --------                  --------               ---------

                              TOTAL       $259,240                  $238,761                $230,598
                                          ========                  ========                ========



      TABLE 10.  MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000
      -------------------------------------------------------------------
                            (Dollars in Thousands)

<Caption
                                                                    December 31
                                             1996                      1995                    1994
                                             ----                      ----                    ----
Maturity:
     Within 3 months                      $  5,095                    $2,043                  $2,105
     Within 3 to 6 months                    2,825                     1,504                   1,363
     Within 6 to 12 months                     418                     2,138                     759
     Over 12 months                          5,666                     4,174                   3,604
                                          --------                    ------                  ------
                              TOTAL        $14,004                    $9,859                  $7,831
                                          ========                    ======                  ======

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to its customers. The Bank's trust department also offers a variety of financial products in addition to traditional estate services. Competition from other financial institutions in Isabella County has an impact on both the amount of and the cost of deposits. Isabella County has a population of less than 60,000 people and is serviced by eight financial institutions with 24 locations. This competition results in a higher cost of funds than would otherwise exist. Generally, deposit rates in Isabella County are higher than in the major metropolitan areas in the state. Currently, the Bank's market share of deposits in Isabella County is slightly in excess of 50%.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and unrealized net gains on securities available for sale. Total capital increased approximately $2.2 million in 1996. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of the Plan, the Corporation issued 9,966 shares of common stock generating $432,000 of capital during 1996, and 9,000 common shares generating $369,000 of capital in 1995.

Since year end 1993, equity capital growth has averaged 10.5% annually versus average annual asset growth of 6.4%. The principal sources of capital growth are retained earnings and cash dividends reinvested. As a result of the differential between internal capital growth and asset growth since 1993, the equity to asset ratio has increased by 1.03% and return on equity has decreased by approximately .50%. The Board of Directors has determined that the Corporation's capital ratio of 9.37% is sufficient and is reviewing options to stabilize the capital ratio at a level below 10.0%. Options being considered include acquisitions, branch expansion, a common stock repurchase program, and a curtailment of the dividend reinvestment plan combined with an increase in cash dividend payouts. The Board may act on any one or all of these options in 1997. Any actions taken in regard to a common stock repurchase plan or curtailment of the dividend reinvestment plan will be preceded by an announcement to the Corporation's shareholders.

There are no commitments for significant capital expenditures. The Federal Reserve Board's current recommended mini-mum primary capital to average assets requirement is 6.0%. The Corporation's primary capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, was 10.49% at year end 1996.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 1996:


                 Percentage of Capital to Risk Adjusted Assets:

                               Required           IBT Bancorp
                               --------           -----------
             Equity Capital       4.00%             15.26%

          Secondary Capital       4.00               1.25
                                  ----              -----

              Total Capital       8.00%             16.51%
                                  ====              =====

         *IBT Bancorp's secondary capital includes only the allowance for loan losses. entage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary bank, Isabella Bank and Trust. At December 31, 1996, Isabella Bank and Trust exceeded these minimums. For further information regarding Isabella Bank and Trust's capital requirements, refer to Note J, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 1996 and 1995, cash and cash equivalents equaled 5.1% and 7.7% of total assets, respectively. Net cash provided from operations was $5.7 million in 1996 and $3.2 million in 1995. Net cash provided by financing activities equaled $13.9 million in 1996 and $14.0 million in 1995. The Corporation's investing activities consumed $26.1 million in 1996 and $13.5 million in 1995. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $6.6 million decrease in 1996 and a $3.7 million increase in 1995.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $50.5 million as of December 31, 1996 and $56.6 million at year end 1995. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at the Federal Reserve Bank. The Corporation did not borrow from either of these secondary sources during 1996 or 1995. The Corporation's liquidity is considered adequate by the management of the Corporation.

INTEREST RATE SENSITIVITY

Interest rate sensitivity management aims at achieving reasonable stability in the net interest margin through periods of changing interest rates. Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. One tool used by management to measure interest rate sensitivity is gap analysis. As shown in Table 11, the gap analysis depicts the Corporation's position for specific time periods and the cumulative gap as a percentage of total assets.

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $215.5 million in total loans, $19.8 million are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1.1 million which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 1996, the Corporation had $11.6 million more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

In addition to the GAP analysis, the Corporation utilizes a computer simulation to project interest margins into the future. These projections are based on the repricing characteristics and cash flows of the Corporation's interest earning assets and interest bearing deposits. By using different prepayment assumptions and interest rate and balance sheet scenarios, the Corporation can measure the effect of changes in interest rates on its net intererst margin and adjust its position to minimize any change. The GAP and interest rate risk reports are reviewed regularly by the Corporation's Asset and Liability Management Committee. The Corporation does not use interest rate swaps or derivatives in the management of interest rate risk.

                      TABLE 11. INTEREST RATE SENSITIVITY
                      -----------------------------------
                             (Dollars in Thousands)

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 1996. For purposes of this analysis, nonaccrual loans, the allowance for loan losses, and the market value adjustment on investment securities available for sale are included in nonearning assets.

                                                 0 to 3        4 to 12     1 to 5        Over 5
                                                 Months         Months      Years        Years       Total
                                                 --------     --------     --------     -------     --------
INTEREST SENSITIVE ASSETS:
  Federal funds sold                             $ 3,175                                              $  3,175
  Investment securities                            3,819       $16,481     $ 34,430      $ 5,065        59,795
  Loans                                           41,609        35,171      131,403        7,271       215,454
  Nonearning                                                                                            20,318
                                                 -------       -------     --------      -------      --------
                                      TOTAL      $48,603       $51,652     $165,833      $12,336      $298,742
                                                 -------       -------     --------      -------      --------

INTEREST SENSITIVE LIABILITIES:
  Time deposits                                  $19,627       $36,436     $60,483     $  1,352       $117,898
  Savings                                         39,268         2,210      11,909       14,556         67,943
  Interest bearing demand                         10,803         3,530      15,462       10,090         39,885
  Noninterest bearing                                                                                   73,016
                                                 -------       -------     --------      -------      --------
                                     TOTAL       $69,698       $42,176     $87,854      $25,998       $298,742
                                                 -------       -------     -------      -------       --------

Cumulative gap                                  $(21,095)     $(11,619)    $66,360      $52,698
Cumulative gap as a % of assets                    (7.06)%       (3.89)%     22.21%       17.64%



               TABLE 12.  LOAN MATURITY AND INTEREST SENSITIVITY
               -------------------------------------------------
                            (Dollars in Thousands)

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 1996. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.


                                                  Due in
                                                  1 Year        1 to 5         Over 5
                                                 or Less        Years          Years          Total
                                                 -------       ------          ------         -----
Commercial and agricultural                      $25,588       $13,406         $1,074         $40,068
                                                 =======       =======         ======         =======
Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                       $12,300         $1,048
    Variable interest rates                                      1,106             26
                                                               -------         ------
                                  TOTAL                        $13,406         $1,074
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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 26 through 42 of this report:

         Reports of Independent Auditors
         Consolidated Balance Sheet
         Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations set forth under the table named "Summary of Selected Financial Data" on Page 12 of this report.

                         Report of Independent Auditors




Board of Directors and Shareholders
IBT Bancorp

We have audited the accompanying consolidated balance sheet of IBT Bancorp and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As described in Note A to the consolidated financial statements, in 1996 IBT Bancorp and subsidiaries changed their method of accounting for originated mortgage servicing rights.


Saginaw, Michigan
February 6, 1997

                                                           Rehmann Robson P.C.

                        ANDREWS, HOOPER & PAVLIK, P.L.C.
                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
IBT Bancorp


We have audited the accompanying consolidated statement of financial position of IBT Bancorp and subsidiaries as of December 31, 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp and subsidiaries at December 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                        ANDREWS HOOPER & PAVLIK, P.L.C.


February 2, 1996

                          CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31

                                                                                1996                              1995
                                                                                ----                              ----
ASSETS
     Cash and demand deposits due from banks -- Note I                       $ 11,944,739                     $ 15,299,222
     Federal funds sold                                                         3,175,000                        6,400,000
                                                                             ------------                     ------------
                                      CASH AND CASH EQUIVALENTS                15,119,739                       21,699,222
     Investment securities -- Note B
       Securities available for sale (Amortized cost of
         $50,299,984  in 1996 and $55,849,730 in 1995)                         50,483,580                       56,621,213
       Securities held to maturity (Fair value of
         $9,509,025 in 1996 and $9,058,737 in 1995)                             9,495,293                        8,984,422
                                                                             ------------                     ------------
                                    TOTAL INVESTMENT SECURITIES                59,978,873                       65,605,635

     Loans -- Notes C and H
       Commercial                                                              40,067,951                       33,584,662
       Real estate mortgage                                                   137,997,951                      115,717,820
       Installment                                                             37,388,521                       36,693,646
                                                                             ------------                     ------------
                                                    TOTAL LOANS               215,454,423                      185,996,128
     Less allowance for loan losses -- Note C                                   2,620,570                        2,248,184
                                                                             ------------                     ------------
                                                      NET LOANS               212,833,853                      183,747,944
     Premises and equipment -- Note A                                           5,622,955                        5,150,853
     Accrued interest receivable                                                2,059,236                        2,075,387
     Other assets                                                               3,126,946                        3,226,281
                                                                             ------------                     ------------
                                                   TOTAL ASSETS              $298,741,602                     $281,505,322
                                                                             ============                     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
       Noninterest bearing                                                   $ 41,922,878                     $ 39,620,454
       NOW accounts                                                            39,885,743                       39,882,893
       Certificates of deposit and other savings                              171,835,681                      163,642,277
       Certificates of deposit over $100,000                                   14,004,225                        9,859,419
                                                                             ------------                     ------------
                                                 TOTAL DEPOSITS               267,648,527                      253,005,043
     Accrued interest and other liabilities                                     3,092,659                        2,695,270
                                                                             ------------                     ------------
                                              TOTAL LIABILITIES               270,741,186                      255,700,313
     Shareholders' Equity -- Note I
       Common stock -- $6 par value:
        4,000,000 shares authorized;
        783,457 shares issued and outstanding
        (703,248 shares at December 31, 1995)                                   4,700,741                        4,219,489
     Capital surplus                                                           13,261,911                       10,220,114
     Retained earnings                                                          9,916,593                       10,856,229
     Unrealized gain on securities available for sale, net
       of taxes of $62,000 in 1996 and $262,000 in 1995
                                                                                  121,171                          509,177
                                                                             ------------                     ------------
                                     TOTAL SHAREHOLDERS' EQUITY                28,000,416                       25,805,009
                                                                             ------------                     ------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $298,741,602                     $281,505,322
                                                                             ============                     ============

See notes to consolidated financial statements.


                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Unrealized
                                                                                                       Net Gain
                                                                                                      (Loss) on
                                                                                                      Securities           Total
                                                     Common          Capital         Retained          Available       Shareholders'
                                                     Stock           Surplus         Earnings          For Sale           Equity
                                                  -----------      -----------      ----------       ------------     --------------
BALANCE AT JANUARY 1,  1994                       $3,739,244       $ 7,710,415      $ 9,354,951      $   889,040      $21,693,650
Net income for 1994                                                                   2,801,899                         2,801,899
10% stock dividend                                   373,217         1,928,288       (2,301,505)
Cash dividends paid -- $1.24 per share                                                 (943,469)                         (943,469)
Issuance of  8,837 shares of common
  stock under dividend reinvestment plan              53,027           266,201                                            319,228
Change in unrealized loss on securities
  available for sale, net of $694,000
  tax benefits                                                                                        (1,347,726)      (1,347,726)
                                                  ----------       -----------      -----------      -----------      -----------
     BALANCE AT DECEMBER 31, 1994                  4,165,488         9,904,904        8,911,876         (458,686)      22,523,582

Net income for 1995                                                                   2,958,065                         2,958,065
Cash dividends paid -- $1.32 per share                                               (1,013,712)                       (1,013,712)
Issuance of 9,000 shares of common
  stock under dividend reinvestment plan              54,001           315,210                                            369,211
Change in unrealized gain on securities
  available for sale, net of taxes of $498,000                                                           967,863          967,863
                                                  ----------       -----------      -----------      -----------      -----------
     BALANCE AT DECEMBER 31, 1995                  4,219,489        10,220,114       10,856,229          509,177       25,805,009

Net income for 1996                                                                   3,340,198                         3,340,198
Cash dividends paid -- $1.52 per share                                               (1,189,141)                       (1,189,141)
10% stock dividend                                   421,458         2,669,235       (3,090,693)
Issuance of 9,966 shares of common
  stock under dividend reinvestment plan              59,794           372,562                                            432,356
Change in unrealized gain on securities
  available for sale, net of taxes of $200,000                                                          (388,006)        (388,006)
                                                  ----------       -----------      -----------      -----------      -----------
     BALANCE AT DECEMBER 31, 1996                 $4,700,741       $13,261,911      $ 9,916,593      $   121,171      $28,000,416
                                                  ==========       ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME


YEAR ENDED DECEMBER 31
                                                                        1996                   1995                     1994
                                                                        ----                   ----                     ----
INTEREST INCOME
  Loans                                                              $17,589,379             $15,880,947              $13,990,446
  Investment Securities
    Taxable:
      U.S. Treasury and U.S. government agencies                       2,755,495               2,588,935                2,785,201
      Other                                                              146,915                  70,667                   38,912
    Nontaxable:
      States and political subdivisions                                  787,954                 868,887                  900,857
                                                                     -----------             -----------              -----------
                        TOTAL INTEREST ON INVESTMENT SECURITIES        3,690,364               3,528,489                3,724,970
  Federal funds sold and other                                           418,591                 442,244                  275,518
                                                                     -----------             -----------              -----------
                                          TOTAL INTEREST INCOME       21,698,334              19,851,680               17,990,934
INTEREST EXPENSE ON DEPOSITS                                           9,957,039               8,996,712                7,711,291
                                                                     -----------             -----------              -----------
                                            NET INTEREST INCOME       11,741,295              10,854,968               10,279,643
Provision for loan losses -- Note C                                      500,000                 475,000                  475,000
                                                                     -----------             -----------              -----------
                                      NET INTEREST INCOME AFTER
                                      PROVISION FOR LOAN LOSSES       11,241,295              10,379,968                9,804,643

NONINTEREST INCOME
  Trust fees                                                             329,413                 357,138                  370,724
  Service charges on deposit accounts                                    281,240                 297,636                  288,894
  Other service charges and fees                                       1,131,953               1,030,241                  865,425
  Other                                                                  438,888                 300,457                  278,664
  Net realized gains (losses) on securities available for sale             8,061                 (14,503)                 (18,215)
                                                                     -----------             -----------              -----------
                                       TOTAL NONINTEREST INCOME        2,189,555               1,970,969                1,785,492

NONINTEREST EXPENSE
  Salaries, wages, and employee benefits                               4,604,915               4,231,828                4,057,708
  Occupancy                                                              686,661                 578,818                  556,906
  Furniture and equipment                                              1,104,166                 996,606                  775,387
  Other                                                                2,399,910               2,520,620                2,462,235
                                                                     -----------             -----------              -----------
                                      TOTAL NONINTEREST EXPENSE        8,795,652               8,327,872                7,852,236

                                                                     -----------             -----------              -----------
                             INCOME BEFORE FEDERAL INCOME TAXES        4,635,198               4,023,065                3,737,899
  Federal income taxes -- Note E                                       1,295,000               1,065,000                  936,000
                                                                     -----------             -----------              -----------
                                                     NET INCOME      $ 3,340,198             $ 2,958,065              $ 2,801,899
                                                                     ===========             ===========              ===========
Net income per share -- Note A                                             $4.30                   $3.85                    $3.70
                                                                           =====                   =====                    =====


                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31
                                                                         1996                     1995                    1994
                                                                         ----                     ----                    ----
OPERATING ACTIVITIES -- NOTE G
  Interest and fees collected on loans and investments               $ 21,953,938             $ 19,555,643            $ 18,211,278
  Other fees and income received                                        2,082,301                1,958,544               1,826,564
  Interest paid                                                        (9,987,503)              (8,898,078)             (7,729,080)
  Cash paid to suppliers and employees                                 (6,916,070)              (8,252,915)             (7,431,480)
  Federal income taxes paid                                            (1,474,500)              (1,134,961)               (964,000)
                                                                     ------------             ------------            ------------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES         5,658,166                3,228,233               3,913,282

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale                                      24,663,892               26,997,081              32,295,051
  Proceeds from maturities of securities
    held to maturity                                                    3,095,371                4,407,685                 876,273
  Purchase of securities available for sale                           (18,070,826)             (24,944,425)            (19,833,945)
  Purchase of securities held to maturity                              (4,893,051)              (6,834,606)             (6,178,383)
  Net increase in loans                                               (29,585,909)             (12,367,647)            (19,576,020)
  Purchase of premises and equipment                                   (1,333,825)                (754,235)               (939,222)
                                                                     ------------             ------------            ------------
                          NET CASH USED IN INVESTING ACTIVITIES       (26,124,348)             (13,496,147)            (13,356,246)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits                          2,302,424                4,075,859               4,330,638
  Net increase in interest bearing deposits                            12,341,060               10,525,994               7,729,125
  Cash dividends                                                       (1,189,141)              (1,013,712)               (943,469)
  Proceeds from issuance of common stock                                  432,356                  369,211                 319,228
                                                                     ------------             ------------            ------------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES        13,886,699               13,957,352              11,435,522

                                (DECREASE) INCREASE IN CASH AND      ------------             ------------            ------------
                                               CASH EQUIVALENTS        (6,579,483)               3,689,438               1,992,558
Cash and cash equivalents at beginning of year                         21,699,222               18,009,784              16,017,226
                                                                     ------------             ------------            ------------
                          CASH AND CASH EQUIVALENTS END OF YEAR      $ 15,119,739             $ 21,699,222            $ 18,009,784
                                                                    =============             ============            ============


See notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation") and its wholly owned subsidiaries, Isabella Bank and Trust (the "Bank"), IBT Agency, and IBT Financial Services. All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a registered bank holding company offering a wide array of financial products and services in mid Michigan. Its principal subsidiary, Isabella Bank and Trust, offers banking services through 11 locations to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, residential real estate loans, consumer loans, student loans, and credit cards. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate in the Bank's principal market area. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, 24-hour banking services locally and nationally through shared automatic teller machines, safe deposit box rentals, credit life insurance, and
direct deposits.   Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank's principal markets. The Corporation's results of operations can be signficantly affected by changes in interest rates or changes in the local economic environment.

IBT Financial Services is a full service retail brokerage offering stocks, bonds, and mutual fund sales to individuals. IBT Agency, an insurance agency, is authorized to sell life insurance, casualty insurance, and fixed and variable rate annuities.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Corporation considers cash, demand deposits due from banks, and federal funds sold as cash and cash equivalents.

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of shareholders' equity.

The amortized cost of debt securities classified as either held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity, and is computed using a method that approximates the level yield method. Gains or losses on the sale of securities available for sale are calculated using the adjusted cost for the specific securities sold.

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

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, the provision for depreciation is computed principally by the straight line method based upon the useful lives of the assets which generally range from 5 to 30 years. Maintenance repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

 A summary of premises and equipment at December 31 follows:

                                               1996                    1995

Premises                                  $ 6,052,005              $ 5,537,872
Equipment                                   5,004,068                5,509,394
                                          -----------              -----------
                                           11,056,073               11,047,266
Less accumulated depreciation               5,433,118                5,896,413
                                          -----------              -----------
           Net premises and equipment     $ 5,622,955              $ 5,150,853
                                          ===========              ===========

INTEREST ON LOANS: Interest on loans is credited to income based upon the principal outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Loans are placed on nonaccrual status whenever the collectibility of principal or interest is considered doubtful.

MORTGAGE SERVICING RIGHTS: In 1996, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 provides for the recognition of originated mortgage servicing rights ("OMSR") retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Previously, the value of OMSR was not recognized as an asset when the related loan was sold. Mortgage servicing rights ("MSR") are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of MSR, the Corporation estimates the present value of future cash flows incorporating a number of assumptions including servicing income, cost of servicing, discount rates, and prepayment rates.

SFAS No. 122 requires the establishment of a valuation allowance for the excess of book value of the capitalized MSR over estimated fair value. For purposes of measuring impairment, the rights are stratified based on their predominant risk characteristics, primarily period of origination, interest rate, and current prepayment rates.

FEDERAL INCOME TAXES: Federal income taxes have been provided based on amounts reported in the statement of income (after the exclusion of nontaxable interest income) and include deferred federal income taxes on temporary differences between financial statement and income tax reporting. The Corporation and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the 10% stock dividend paid on March 15, 1996. The weighted average number of common shares outstanding were 777,619 in 1996, 767,878 in 1995; and 757,918 in 1994.

NOTE B - INVESTMENT SECURITIES
The following is a summary of securities available for sale and held to maturity:

                                            Amortized            Unrealized         Unrealized          Fair
                                              Cost                 Gains              Losses            Value
                                          ------------          ------------       -----------         -------
December 31,1996:
  Securities available for sale:
    U.S. Treasury and U.S.
      government agencies                 $37,759,549           $220,941            ($75,904)          $37,904,586
    States and political
      subdivisions                         12,540,435             73,763             (35,204)           12,578,994
                                          -----------           --------           ---------           -----------
                 TOTAL                    $50,299,984           $294,704           ($111,108)          $50,483,580
                                          ===========           ========           =========           ===========

  Securities held to maturity:
    U.S. Treasury and U.S.
      government agencies                 $ 4,163,442           $ 23,040            ($29,484)          $ 4,156,998
    States and political
      subdivisions                          3,963,050             23,241              (3,065)            3,983,226
    Other securities                        1,368,801                                                    1,368,801
                                          -----------           --------           ---------           -----------
                         TOTAL            $ 9,495,293           $ 46,281            ($32,549)          $ 9,509,025
                                          ===========           ========           =========           ===========

                                          Amortized             Unrealized         Unrealized           Fair
                                            Cost                  Gains              Losses            Value
                                          ---------             ----------         ----------          -----
December 31, 1995:
  Securities available for sale:
    U.S. Treasury and U.S.
      government agencies                 $43,137,308           $619,228           ($33,583)           $43,722,953
  States and political
      subdivisions                         12,712,422            188,389             (2,551)            12,898,260
                                          -----------           --------           --------            -----------
          TOTAL                           $55,849,730           $807,617           ($36,134)           $56,621,213
                                          ===========           ========           ========            ===========

  Securities held to maturity:
    U.S. Treasury and U.S.
      government agencies                 $ 3,851,725           $ 49,936              ($188)           $ 3,901,473
    States and political
      subdivisions                          4,796,496             31,665             (7,098)             4,821,063
    Other securities                          336,201                                                      336,201
                                          -----------           --------           --------            -----------
          TOTAL                           $ 8,984,422           $ 81,601           $ (7,286)           $ 9,058,737
                                          ===========           ========           ========            ===========


The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale:


                                                             1996                1995                1994
                                                             ----                ----                ----
              Fair value of securities sold
                at the date of sale:                      $4,973,892          $3,970,078          $4,992,000
              Gross realized gains:
                U.S. Treasury and U.S.
                government agencies                            8,850               1,118               5,924
              Gross realized losses:
                U.S. Treasury and U.S.
                government agencies                              789              15,621              24,139


The following table shows the amortized cost and estimated fair value of securities owned at December 31, 1996 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

                                               Available for sale                        Held to maturity
                                          Amortized              Fair              Amortized            Fair
                                             Cost               Value                 Cost             Value
                                          ---------             -----              ---------           -----
Due within one year or less               $17,300,352           $17,333,727        $2,160,000          $2,162,973
Due after 1 year thru 5 years              28,438,193            28,595,333           561,979             567,781
Due after 5 years thru 10 years             1,704,892             1,706,084         1,241,071           1,252,472
Due after 10 years                                                                  1,368,801           1,368,801
                                          -----------           -----------        ----------          ----------
                                           47,443,437            47,635,144         5,331,851           5,352,027
Mortgage backed securities                  2,856,547             2,848,436         4,163,442           4,156,998
                                          -----------           -----------        ----------          ----------
         TOTAL                            $50,299,984           $50,483,580        $9,495,293          $9,509,025
                                          ===========           ===========        ==========          ==========


Investment securities with a carrying value of approximately $4,019,000 and $2,712,000 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 1996 and 1995, respectively.

NOTE C - LOANS

An analysis of changes in the allowance for loan losses follows:

                                         1996            1995            1994
                                         ----            ----            ----
Balance at beginning of year         $2,248,184      $2,083,216      $1,854,163
  Loans charged off                    (375,561)       (498,922)       (560,809)
  Recoveries                            247,947         188,890         314,862
  Provision charged to income           500,000         475,000         475,000
                                     ----------      ----------      ----------
BALANCE AT END OF YEAR               $2,620,570      $2,248,184      $2,083,216
                                     ==========      ==========      ==========

The following table summarizes loans considered impaired under SFAS No. 114:


                                                                                       December 31
                                                                              1996                    1995
                                                                              ----                    ----
Impaired loans which, as a result of charge-offs, do not have a
  specific allowance for loan loss                                           $107,000                $221,000
Average investment in impaired loans                                          153,000                 858,000
Interest income recognized on average impaired loans using
  cash basis method of income recognition                                      35,000                  12,000
Loans classified as impaired and recorded on a nonaccrual basis                                       262,000
Impaired loans for which a specific allowance for loan loss has
  been allocated                                                                                       41,000
Specific allowance for loan losses that have been allocated to
  impaired loan                                                                                         5,000


Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were loan customers of the Bank. Total loans to these customers aggregated $5,400,000 and $5,550,000 at December 31, 1996 and 1995,
respectively. During 1996, $3,523,000 of new loans were made and repayments totalled $3,673,000. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and in the opinion of management do not involve more than normal risk of collectibility.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $48,744,000 at December 31, 1996. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing. Loan servicing income is accounted for under the provisions of SFAS No. 122.

Mortgage servicing rights of $35,000 were capitalized in 1996. The fair value of these rights was $27,000 at December 31, 1996 after amortization of $1,000 and recording a $7,000 impairment valuation allowance.

Residential mortgages committed for sale were $906,000 as of December 31, 1996 and $285,000 as of December 31, 1995.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation utilized quoted market prices, where available, to compute the
fair value of its financial instruments.   In cases where quoted market prices
are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate of the fair value amounts presented are not necessarily indicative of the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments:

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

Deposit liabilities: Demand, savings, and money market deposits have no stated maturities and are payable on demand, thus their estimated fair value is equal to their recorded book balance. Fair values for variable rate certificates of deposit approximate their recorded book balance. Fair values for fixed-rate certificates of deposit are determined using discounted cash flow techniques that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Off-balance sheet instruments: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Bank does not charge fees for lending commitments, thus it is not practicable to estimate the fair value of these instruments.

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.

                                                      1996                                            1995
                                                      ----                                            ----
                                        Estimated Fair      Recorded Book               Estimated Fair    Recorded Book
                                             Value             Balance                       Value           Balance
                                        --------------      -------------               --------------    -------------
Cash and due from banks                 $ 11,944,739        $ 11,944,739                $ 15,299,222      $ 15,299,222

Federal funds sold                         3,175,000           3,175,000                   6,400,000         6,400,000

Investment securities                     59,992,605          59,978,873                  65,679,950        65,605,635

Net Loans                                216,668,376         212,833,853                 189,038,657       183,747,944

Accrued interest receivable                2,059,236           2,059,236                   2,075,387         2,075,387

Deposits with no stated
  maturities                             149,750,963         149,750,963                 145,210,153       145,210,153

Deposits with stated maturities          117,583,681         117,897,564                 107,331,341       107,794,890

Accrued interest payable                     593,065             593,065                     623,293           623,923


NOTE E - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                                    1996                     1995
                                                                    ----                     ---
Deferred tax assets:
  Allowance for loan losses                                      $  644,000               $  526,000
  Deferred directors fees                                           293,000                  242,000
  Employee benefit plans                                            254,000                  265,000
  Other                                                              11,000                    1,000
                                                                 ----------               ----------
                                  TOTAL DEFERRED TAX ASSETS       1,202,000                1,034,000

Deferred tax liabilities:
  Tax over book depreciation                                        142,000                  159,000
  Accretion on securities                                           112,000                   91,000
  Prepaid pension expense                                           206,000                  166,000
  Net unrealized gain on available for sale securities               62,000                  262,000
  Other                                                               9,000                   15,000
                                                                 ----------               ----------
                             TOTAL DEFERRED TAX LIABILITIES         531,000                  693,000
                                                                 ----------               ----------
                                    NET DEFERRED TAX ASSETS      $  671,000               $  341,000
                                                                 ==========               ==========


Components of the consolidated provision for income taxes are as follows:

                                                           1996                    1995                    1994
                                                           ----                    ----                    ----
Current                                                  $1,425,000              $1,162,000              $  984,000
Deferred credit                                            (130,000)                (97,000)                (48,000)
                                                         ----------              ----------              ----------
                          PROVISION FOR INCOME TAXES     $1,295,000              $1,065,000              $  936,000
                                                         ==========              ==========              ==========


The reconciliation of federal income tax and the amount computed at the federal statutory tax rate of 34% to income before federal income tax expense is as follows:

                                                           1996                    1995                    1994
                                                           ----                    ----                    ----
Income tax on pretax income                              $1,576,000              $1,368,000              $1,271,000
Effect of nontaxable interest income                       (334,000)               (317,000)               (324,000)
Other                                                        53,000                  14,000                 (11,000)
                                                         ----------              ----------              ----------
                          PROVISION FOR INCOME TAXES     $1,295,000              $1,065,000              $  936,000
                                                         ==========              ==========              ==========


The income tax effects on securities gains or (losses) were $3,000 in 1996, ($5,000) in 1995, and ($6,000) in 1994.

NOTE F - BENEFIT PLANS

The Bank has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's average compensation over their last five years of service. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. The defined pension plan's assets are primarily invested in mutual funds.

Defined benefit pension plan costs included the following components:

                                         1996                    1995                   1994
                                         ----                    ----                   ----
Service cost - benefits earned
  during the year                      $ 110,000               $  83,000              $ 106,000
Interest cost on projected
  benefit obligation                     263,000                 235,000                228,000
Actual return on plan assets            (229,000)               (218,000)                24,000
Net amortization and deferral             17,000                   7,000               (222,000)
                                       --------                ---------              ---------
Net periodic pension cost of
  defined benefit plan                 $ 161,000               $ 107,000              $ 136,000
                                       =========               =========              =========


The following table sets forth the defined benefit pension plan funding status and a reconciliation to the amounts recognized in the Corporation's consolidated balance sheets at December 31:

                                                                           1996                    1995
                                                                           ----                    ----
Actuarial present value of benefit obligations:
  Vested benefits                                                        $3,085,000              $2,924,000
  Nonvested benefits                                                         18,000                  11,000
                                                                         ----------              ----------
Accumulated benefit obligation                                            3,103,000               2,935,000
  Effect of projected future compensation levels                            710,000                 628,000
                                                                         ----------              ----------
  Projected benefit obligation for services rendered                      3,813,000               3,563,000
  Plan assets at fair value                                               3,409,000               3,060,000
                                                                         ----------              ----------
  Plan assets under projected benefit obligation                           (404,000)               (503,000)
  Unrecognized cost related to plan amendment (prior service cost)          215,000                 195,000
  Unrecognized net loss from past experience different from that
    assumed and the effect of changes in assumptions                        951,000                 972,000
  Unrecognized net transition asset being recognized over 17 years         (155,000)               (177,000)
                                                                         ----------              ----------
  Prepaid pension cost included in other assets                          $  607,000              $  487,000
                                                                         ==========              ==========


Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost:


                                                                            1996                    1995                 1994
                                                                            ----                    ----                 ----

Weighted average discount rate                                              7.50%                   7.25%                8.50%

Rate of increase in future compensation                                     4.50%                   4.50%                4.50%

Expected long-term rate of return                                           8.00%                   8.00%                8.00%



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

The Bank maintains an employee stock ownership plan (ESOP) which covers substantially all of its employees. Contributions to the Plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to this Plan for 1996, 1995 and 1994 was $70,000, $85,000 and $80,000 respectively. Total shares outstanding at December 31, 1996 and 1995 were 49,034 and 44,491 respectively, and were included in the computation of dividends and earnings per share in each of the respective years.



NOTE G - CONSOLIDATED STATEMENTS OF CASH FLOWS

The reconciliation of net income to net cash provided by operating activities is as follows:


                                                                                          Year Ended December 31

                                                                            1996                   1995                     1994
                                                                            ----                   ----                     ----
Net Income                                                               $3,340,198             $2,958,065               $2,801,899
Reconcilement of net income to
  cash provided by operations:

  Provision for loan losses                                                 500,000                475,000                  475,000

  Provision for depreciation                                                861,723                719,073                  543,026

  Net amortization on investment
    securities                                                              243,488                 20,137                  171,486

   Deferred income tax benefit                                             (130,000)               (97,000)                 (48,000)

   Decrease (increase) in:

   Accrued income receivable                                                 16,151               (315,597)                  49,487

    Other assets                                                            429,217               (950,365)                (164,717)

   Increase in accrued interest
    and other liabilities                                                   397,389                418,920                   85,101
                                                                         ----------             ----------               ----------
             NET CASH PROVIDED BY OPERATING  ACTIVITIES                  $5,658,166             $3,228,233               $3,913,282
                                                                         ==========             ==========               ==========



NOTE H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is party to financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the statements of financial position. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Commitments to extend credit, which totalled $26,165,000 at December 31, 1996, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1996, the Corporation had a total of $185,000 in outstanding standby letters of credit.

Generally, these commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other income producing commercial properties.

NOTE I - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December
31, 1996.   Included in other expenses are FDIC insurance premiums of
approximately $2,000 in 1996, $272,000 in 1995, and $502,000 in 1994.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Bank's requirement was approximately $3,800,000 at December 31, 1996 and $3,446,000 at December 31, 1995.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 1996, substantially all of the Bank's assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 1997, the amount available for dividends without regulatory approval was approximately $2,540,000.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $30,000 per year of claims made by a covered individual and a maximum of $397,000. Claims in excess of these amounts are insured through an "excess loss" policy up to $1,000,000. Medical claims are subject to a lifetime maximum of $2,000,000 per covered individual.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were deposit customers of the Bank. Total deposits of these customers' aggregated approximately $3,701,000 at December 31, 1996.

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

Measurements established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of capital to average assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain total risk based capital, Tier 1 risk based, and Tier 1 leverage ratio as set forth in the following table. There has been no condition or event since that notification that management believes has changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table (in thousands).


                                                                                               To Be Well Capitalized
                                                                    For Capital                Under Prompt Corrective
                                                Actual            Adequacy Purposes              Action Provisions
                                                ------            -----------------              -----------------
                                            Amount     Ratio      Amount          Ratio        Amount           Ratio
                                            ------     -----      ------          -----        ------           -----

As of December 31, 1996:
 Total capital (to risk weighted assets)    $28,485    15.62%      $14,592         >8.0%        $18,240         >10.0%
 Tier  1 capital (to risk weighted assets)   26,199    14.55         7,204         >4.0          10,807         > 6.0
 Tier 1 capital (to average assets)          26,199     9.06        11,565         >4.0          14,456         > 5.0


NOTE K - PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED BALANCE SHEET

                                                      1996              1995
                                                      ----              ----
ASSETS
  Cash on deposit at subsidiary bank              $ 1,464,287       $   932,225
  Investments in subsidiaries                      26,405,285        24,705,266
  Premises and equipment                              133,730           158,710
  Other assets                                          3,114            10,808
                                                  -----------       -----------
                              TOTAL ASSETS        $28,006,416       $25,807,009
                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                               $     6,000       $     2,000
  Shareholders' equity                             28,000,416        25,805,009
                                                  -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $28,006,416       $25,807,009
                                                  ===========       ===========
CONDENSED STATEMENTS OF INCOME



                                                                                   Year Ended December 31
                                                                   1996                    1995                     1994
                                                                   ----                    ----                     ----
Income
  Dividends from subsidiary                                      $1,400,000              $1,200,000               $  950,000
  Interest income                                                    31,962                  16,364                   11,735
  Other                                                               6,000                   6,000                    6,000
                                                                 ----------              ----------               ----------
                                        TOTAL INCOME              1,437,962               1,222,364                  967,735
Expenses                                                            186,789                 176,210                  149,699
                                                                 ----------              ----------               ----------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiary                          1,251,173               1,046,154                  818,036
  Federal income tax benefit                                        (51,000)                (52,000)                 (44,000)
                                                                 ----------              ----------               ----------
                                                                  1,302,173               1,098,154                  862,036
Undistributed earnings of
  subsidiaries                                                    2,038,025               1,859,911                1,939,863
                                                                 ----------              ----------               ----------
                                        NET INCOME               $3,340,198              $2,958,065               $2,801,899
                                                                 ==========              ==========               ==========
CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31
                                                                   1996                    1995                     1994
                                                                   ----                    ----                     ----
OPERATING ACTIVITIES
  Interest on investments                                        $   32,027              $   16,063               $   11,735
  Dividends from subsidiary                                       1,400,000               1,200,000                  950,000
  Cash paid to suppliers                                           (144,180)               (137,862)                (176,566)
  Other operating activities                                         51,000                  52,000                   34,000
                                                                 ----------              ----------               ----------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                        1,338,847               1,130,201                  819,169
INVESTING ACTIVITIES
  Investment in IBT Financial Services                              (50,000)               (150,000)
  Purchase of equipment and premises                                                           (732)                ( 15,420)
                                                                 ----------              ----------               ----------
               NET CASH USED IN INVESTING ACTIVITIES                (50,000)               (150,732)                 (15,420)
FINANCING ACTIVITIES
  Cash dividends                                                 (1,189,141)             (1,013,712)                (943,469)
  Issuance of common stock                                          432,356                 369,211                  319,228
                                                                 ----------              ----------               ----------
               NET CASH USED IN FINANCING ACTIVITIES               (756,785)               (644,501)                (624,241)
                                                                 ----------              ----------               ----------
               INCREASE IN CASH AND CASH EQUIVALENTS                532,062                 334,968                  179,508

Cash and cash equivalents at beginning of year                      932,225                 597,257                  417,749
                                                                 ----------              ----------               ----------
               CASH AND CASH EQUIVALENTS AT YEAR END             $1,464,287              $  932,225               $  597,257
                                                                 ==========              ==========               ==========

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 30, 1997).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)     1.   Financial Statements:
        The following consolidated financial statements of IBT
        Bancorp are incorporated by reference in Item 8:
                 Reports of Independent Auditors Consolidated Balance Sheets Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Income
                 Consolidated Statements of Cash Flows
                 Notes to Consolidated Financial Statements

        2.    Financial Statement Schedules:
              All schedules are omitted because they are neither applicable nor required, or because the required information is either included in the consolidated financial statements or related notes.

        3.   Exhibits:

              3(a)             Amended Articles of Incorporation*
              3(b)             Amendment to the Articles of Incorporation***
              3(c)             Amended Bylaws*
              3(d)             Amendment to the Bylaws**
              3(e)             Amendment to the Bylaws***
             10(a)             Isabella Bank & Trust Executive Supplemental
                               Income Agreement***(1)
             10(b)             Isabella Bank & Trust Deferred Compensation
                               Plan****(1)
             21                Subsidiaries of the Registrant

                23(a)       Consent of Rehmann Robson, P.C., Independent
                            Certified Public Accountants
                23(b)       Consent of  Andrews, Hooper & Pavlik,
                            P.L.C., Independent Certified Public Accountants
                27          Financial Data Schedule


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1996.

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

*** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

**** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein.

(1)      Management's Contract or Compensatory Plan or Arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by: /s/David W. Hole                                Date:  March 5, 1997
    ------------------------------
    David W. Hole
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                        Capacity                   Date
         ----------                        --------                   ----

/s/ L. A. Johns                       Chairman of the Board      March 5, 1997
----------------------------------    and Director
L. A. Johns

/s/ James R. Bigard                   Director                   March 5, 1997
----------------------------------
James R. Bigard

/s/ Frederick L. Bradford             Director                   March 5, 1997
----------------------------------
Frederick L. Bradford

/s/ Gerald D. Cassel                  Director                   March 5, 1997
----------------------------------
 Gerald D. Cassel

/s/ James C. Fabiano                  Director                   March 5, 1997
----------------------------------
James C. Fabiano

/s/ Ronald E. Schumacher              Director                   March 5, 1997
----------------------------------
Ronald E. Schumacher

         Signatures                        Capacity                   Date
         ----------                        --------                   ----

/s/ Robert O. Smith                   Director                   March 5, 1997
----------------------------------
 Robert O. Smith



/s/ Dean Walldorff                    Director                   March 5, 1997
----------------------------------
Dean Walldorff



/s/ David W. Hole                     President                  March 5, 1997
----------------------------------    Chief Executive Officer
 David W. Hole                        and Director
                                      (Principal Executive Officer)

/s/ Dennis P. Angner                  Treasurer                  March 5, 1997
----------------------------------    (Principal Financial Officer)
Dennis P. Angner

IBT Bancorp
FORM 10-K

Index to Exhibits

Exhibit                                                            Form 10-K
Number                    Exhibit                                  Page Number
-------                   -------                                  -----------
21               Subsidiaries of the Registrant                        48

23(a)            Consent of Rehmann Robson P.C.                        49
                 Independent Certified Public Accountants

23(b)            Consent of Andrews, Hooper & Pavlik, P.L.C.           50
                 Independent Certified Public Accountants

27               Financial Data Schedule                               51