Form 10-Q
period 1997-03-31
IBT BANCORP INC /MI/
filed 1997-05-08
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                       to
                               ---------------------    -----------------------

Commission File Number:                           0-18415
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

           Common Stock  $6 par value, 786,073 as of April 29, 1997
           --------------------------------------------------------

                               IBT BANCORP, INC.
                               Index to Form 10-Q



Part I   Financial Information                                     Page Number

            Item 1    Financial Statements                              3

            Item 2    Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                         8


Part II  Other Information

            Item 6    Exhibits and Reports on Form 8-K                 15

                      Signatures                                       16

                      Exhibit Index                                    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEET


(in thousands)                                                           March 31      December 31
                                                                           1997           1996
                                                                       -----------     -----------
                                                                       (Unaudited)
ASSETS
  Cash and demand deposits due from banks.................              $ 11,272        $ 11,945
  Federal funds sold......................................                 6,500           3,175
                                                                        --------        --------
                           TOTAL CASH AND CASH EQUIVALENTS                17,772          15,120
  Investment securities:
     Securities available for sale(Amortized cost of
       $51,886 in 1997 and $50,300 in 1996)...............                51,876          50,484
     Securities held to maturity (Fair value --
       $9,350 in 1997 and $9,509 in 1996).................                 9,369           9,495
                                                                        --------        --------
                               TOTAL INVESTMENT SECURITIES                61,245          59,979


  Loans:
     Commercial and agricultural..........................                38,890          40,068
     Real estate mortgage.................................               137,045         137,998
     Installment..........................................                36,511          37,389
                                                                        --------        --------
                                               TOTAL LOANS               212,446         215,455
  Less allowance for loan losses..........................                 2,768           2,621
                                                                        --------        --------
                                                 NET LOANS               209,678         212,834

  Other assets............................................                11,330          10,809
                                                                        --------        --------
                                              TOTAL ASSETS              $300,025        $298,742
                                                                        ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing..................................              $ 35,792        $ 41,923
     NOW accounts.........................................                38,556          39,886
     Certificates of deposit and other savings............               179,440         171,836
     Certificates of deposit over $100,000................                14,039          14,004
                                                                        --------        --------
                                            TOTAL DEPOSITS               267,827         267,649
  Accrued interest and other liabilities..................                 3,552           3,093
                                                                        --------        --------
                                         TOTAL LIABILITIES               271,379         270,742

  Shareholders' Equity:
     Common stock -- $6 par value.........................                 4,716           4,701
       4,000,000 shares authorized; outstanding--
       786,073 in 1997 (783,457 in 1996)
     Capital surplus......................................                13,368          13,262
     Retained earnings....................................                10,568           9,916
     Unrealized (loss) gain on securities available for
       sale - net of a tax benefit of $4 in 1997 and
       taxes of $62 in 1996...............................                    (6)            121
                                                                        --------        --------
                                TOTAL SHAREHOLDERS' EQUITY                28,646          28,000
                                                                        --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $300,025        $298,742
                                                                        ========        ========

See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands)


                                                          Three Month Period Ended March 31, 1996
                                 -------------------------------------------------------------------------------------------
                                                                                                 Unrealized
                                                                                                  Net Gain
                                                                                                 (Loss) on
                                         Number of                                               Securities         Total
                                          Shares         Common       Capital     Retained       Available      Shareholders'
                                        Outstanding       Stock       Surplus     Earnings        For Sale         Equity
                                        -----------      ------       -------     --------       ---------      ------------
BALANCE AT JANUARY 1,  1996               703,248        $4,220       $10,220     $10,856          $509           $25,805
  Net income                                                                          812                             812
  Cash dividends paid - $0.24                                                        (191)                           (191)
  10% stock dividend                       70,243           421         2,669      (3,090)
  Issuance of common stock                  2,785            16            93                                         109
  Change in unrealized gain on
   securities available for sale,
   net of $203 tax benefits                                                                        (395)             (395)
                                          -------        ------       -------     -------          ----           -------
        BALANCE AT MARCH 31, 1996         776,276        $4,657       $12,982     $ 8,387          $114           $26,140
                                          =======        ======       =======     =======          ====           =======

                                                          Three Month Period Ended March 31, 1997
                                 -------------------------------------------------------------------------------------------
                                                                                                 Unrealized
                                                                                                  Net Gain
                                                                                                 (Loss) on
                                         Number of                                               Securities         Total
                                          Shares         Common       Capital     Retained       Available      Shareholders'
                                        Outstanding       Stock       Surplus     Earnings        For Sale         Equity
                                        -----------      ------       -------     --------       ---------      ------------
BALANCE AT JANUARY 1, 1997               783,457         $4,701       $13,262     $ 9,916          $121            $28,000
  Net income                                                                          848                              848
  Cash dividends paid - $0.25                                                        (196)                            (196)
  Issuance of common Stock                 2,616             15           106                                          121
  Change in unrealized gain on
    securities available for sale,
    net of $65 tax benefit                                                                         (127)              (127)
                                          -------        ------       -------     -------          ----            -------
        BALANCE AT MARCH 31, 1997         786,073        $4,716       $13,368     $10,568          $ (6)           $28,646
                                          =======        ======       =======     =======          ====            =======






See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands)                                            Three Months Ended
                                                               March 31
                                                        ----------------------
                                                         1997            1996
                                                        ----------------------
INTEREST INCOME
  Loans.........................................        $4,548          $4,160
  Investment securities:
    Taxable.....................................           700             780
    Nontaxable..................................           164             222
                                                        ------          ------
         TOTAL INTEREST ON INVESTMENT SECURITIES           864           1,002
  Federal funds sold............................           119             102
                                                        ------          ------
                           TOTAL INTEREST INCOME         5,531           5,264
INTEREST EXPENSE ON DEPOSITS....................         2,551           2,460
                                                        ------          ------
                             NET INTEREST INCOME         2,980           2,804
Provision for loan losses.......................           123             117
                                                        ------          ------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES         2,857           2,687
NONINTEREST INCOME
  Trust Fees....................................            87              78
  Service charges on deposit accounts...........            71              72
  Other service charges and fees................           218             256
  Other.........................................           136              98
  Net realized loss of securities
    available for sale..........................            (8)
                                                        ------          ------
                        TOTAL NONINTEREST INCOME           504             504

NONINTEREST EXPENSES
  Salaries, wages and employee benefits.........         1,192           1,132
  Occupancy ....................................           161             152
  Furniture and equipment ......................           233             244
  Other.........................................           589             555
                                                        ------          ------
                       TOTAL NONINTEREST EXPENSE         2,175           2,083

              INCOME BEFORE FEDERAL INCOME TAXES         1,186           1,108
Federal income taxes............................           338             296
                                                        ------          ------
                                      NET INCOME        $  848          $  812
                                                        ======          ======

Net income per share                                    $ 1.08          $ 1.05
                                                        ======          ======

Cash dividends per share                                $ 0.25          $ 0.24
                                                        ======          ======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                    Three Months Ended
                                                                       March 31
                                                                ----------------------
                                                                 1997            1996
                                                                ----------------------
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments.......................................      $ 5,377         $ 5,079
  Other fees and income received..........................          498             670
  Interest paid...........................................       (2,519)         (2,359)
  Cash paid to suppliers and employees....................       (2,013)         (1,351)
  Federal income taxes paid...............................                           (9)
                                                                -------         -------
                 NET CASH PROVIDED BY OPERATING ACTIVITIES        1,343           2,030

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale.........................        3,840           6,420
  Proceeds from maturities of
    securities held to maturity...........................                          215
  Purchase of securities available for sale...............       (5,349)        (11,147)
  Purchase of securities held to maturity.................                       (1,018)
  Net decrease (increase) in loans........................        3,033          (3,115)
  Purchases of equipment and premises.....................         (318)           (379)
                                                                -------         -------
          NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES        1,206          (9,024)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits............       (6,131)         (7,844)
  Net increase in interest bearing deposits...............        6,309           7,433
  Cash dividends..........................................         (196)           (191)
  Proceeds from issuance of common stock..................          121             109
                                                                -------         -------
          NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES          103            (493)
          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,652          (7,487)
          Cash and cash equivalents at beginning of period      $15,120         $21,699
                                                                -------         -------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD      $17,772         $14,212
                                                                =======         =======

See notes to consolidated financial statements.

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1996.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

     The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 783,823 as of March 31, 1997, and 773,767 as of March 31, 1996.

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) and makes them comparable to international EPS standards. It also replaces the presentation of primary EPS with a presentation of basic EPS. Since the Corporation has a simple capital structure, implementation of SFAS No. 128 is not expected to have an impact on the Corporation's reporting of EPS. SFAS No. 128 is required to be implemented for periods ending after December 15, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1996 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 7 of this report.

                  THREE MONTHS ENDING MARCH 31, 1997 AND 1996

RESULTS OF OPERATIONS

     Net income equaled $848,000 for the three month period ended March 31, 1997, compared to $812,000 for the same period in 1996, a 4.4% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.13% for the first three months of 1997 and 1.15% for 1996. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.96% through March 31, 1997 versus 12.62% for the same period in 1996.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                          March 31
                                                    --------------------
                                                     1997          1996
                                                    --------------------
       INCOME STATEMENT DATA:
         Net interest income                        $2,980        $2,804
         Provision for loan losses                     123           117
         Net income                                    848           812

       PER SHARE DATA:
         Net income per common share                $ 1.08        $ 1.05
         Cash dividend per common share               0.25          0.24

       RATIOS:
         Average primary capital to average assets   10.24%         9.87%
         Net income to average assets                 1.13          1.15
         Net income to average equity                11.96         12.62


NET INTEREST INCOME

     Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with Statement of Financial Accounting Standards No. 91 "Accounting for Loan Fees," interest income includes loan fees of $131,000 in 1997 versus $162,000 in 1996. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                                          Three Months Ending
                                                         March 31, 1997                           March 31, 1996
                                                               Tax       Average                        Tax       Average
                                                 Average    Equivalent   Yield/           Average    Equivalent   Yield/
                                                 Balance     Interest     Rate            Balance     Interest     Rate
                                                 -------    ----------   -------          -------    ----------   -------
INTEREST EARNING ASSETS:
  Loans                                         $213,674     $4,573      8.56%           $187,031     $4,186      8.95%
  Taxable investment securities                   43,478        676      6.22              50,582        775      6.13
  Nontaxable investment securities                14,189        249      7.02              17,397        336      7.73
  Federal funds sold                               9,339        119      5.10               7,781        102      5.24
  Other                                            1,369         24      7.01                 336          5      5.95
                                                --------     ------      ----            --------     ------      ----
              Total Earning Assets               282,049      5,641      8.00 %           263,127      5,404      8.22%

NONEARNING ASSETS:
  Allowance for loan losses                       (2,721)                                  (2,320)
  Cash and due from banks                         10,178                                    9,951
  Premises and equipment                           5,718                                    5,235
  Accrued income and other assets                  5,521                                    5,947
                                                --------                                 --------
                      Total Assets              $300,745                                 $281,940
                                                ========                                 ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits              $ 40,310        268      2.66%             41,388        293      2.83%
  Savings deposits                                72,082        578      3.21              69,165        546      3.16
  Time deposits                                  119,383      1,705      5.71             109,773      1,621      5.91
                                                --------     ------      ----            --------     ------      ----
Total Interest Bearing Liabilities               231,775      2,551      4.40%            220,326      2,460      4.47%

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                                 37,303                                   32,794
  Other                                            3,302                                    3,075
  Shareholders' equity                            28,365                                   25,745
                                                --------                                 --------
      Total Liabilities and Equity              $300,745                                 $281,940
                                                ========                                 ========
Net interest income (FTE)                                    $3,090                                   $2,944
                                                             ======                                   ======
Net yield on interest earning assets (FTE)                               4.38%                                    4.48%
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


                                  Three Month Period Ended March 31, 1997
                                               Compared to
                                              March 31, 1996
                                        Increase (Decrease) Due to
                                        --------------------------
                                          Volume    Rate    Net
                                          ------    ----    ---

CHANGES IN INTEREST INCOME:
  Loans                                   $ 577    $(190)  $387
  Taxable investment securities            (110)      11    (99)
  Nontaxable investment securities          (58)     (29)   (87)
  Federal funds sold                         20       (3)    17
  Other investments                          18        1     19
                                          -----    -----   ----
     Total changes in interest income       447     (210)   237
     Total changes in interest expense      154      (63)    91
                                          -----    -----   ----
     Net Change in Interest Margin (FTE)  $ 293    $(147)  $146
                                          =====    =====   ====

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)


                                                 Year to Date
                                                   March 31
                                                --------------
                                                 1997    1996
                                                ------  ------
  Summary of changes in allowance:
    Allowance for loan losses - January 1       $2,621  $2,248
      Loans charged off                            (94)    (28)
      Recoveries of charged off loans              118      53
                                                ------  ------

      Net loans charged off                         24      25
  Provision charged to operations                  123     117
                                                ------  ------
    Allowance for loan losses - March 31        $2,768  $2,390
                                                ======  ======

  Allowance for loan losses as a % of loans      1.30%   1.26%
                                                ======  ======


NONPERFORMING LOANS

(Dollars in thousands)

                                                    March 31
                                                 1997      1996
                                               --------  --------
  Total amount of loans outstanding for
    the period (net of unearned interest)      $212,446  $189,136
                                               ========  ========

  Nonaccrual loans                             $    191  $    136
  Accruing loans past due 90 days or more           413       601
  Restructured loans                                  0         0
                                               --------  --------
                             Total             $    604  $    737
                                               ========  ========

  Loans classified as nonperforming as a
    % of outstanding loans                        0.28%     0.39%
                                               ========  ========


     To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

     As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 1997 to the same period in 1996, fully taxable equivalent
(FTE) net interest income increased $146,000 or 5.0%. An increase of 7.2% in average interest earning assets provided $447,000 of FTE interest income. The majority of this growth was funded by a 5.2% increase in interest bearing deposits, resulting in $154,000 of additional interest expense. Overall, changes in volume resulted in $293,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.22%, decreasing FTE interest income by $210,000 and the average rate paid on deposits decreased by 0.07%, decreasing interest expense by $63,000. The net change related to interest rates earned and paid was a $147,000 decrease in FTE net interest income.

     The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.38% during 1997 versus 4.48% in 1996. The 0.10% decrease in the net interest yield was primarily a result of a $31,000 decrease in loan fees and the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. In addition to increased reliance on these funds, the cost of obtaining these funds has risen in relation to other interest rates. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

PROVISION FOR LOAN LOSSES

     The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 71% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

     Comparing the year to date period of March 31, 1997 to March 31, 1996, loans outstanding increased 12.3%. The provision for loan losses was increased 5.1% to $123,000 in the first quarter of 1997 when compared to the same quarter of 1996. The increase in the provision is due to an increase in total loans outstanding. As set forth in Table 3, loans classified as nonperforming were $604,000 as of March 31, 1997, a $133,000 decrease over the prior year. The allowance for loan losses as a percentage of loans equaled 1.30% compared to 1.26% for the same period in 1996. In management's opinion, the allowance for loan losses is adequate as of March 31, 1997.

NONINTEREST INCOME

     Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses on investment securities available for sale. There was no change in total income earned from these sources during the three month period ending March 31, 1997, compared to the same period in 1996. Significant individual account changes during this period include a $24,000 increase in brokerage commissions, a $20,000 increase in gains on the sale of residential real estate mortgages and student loans, a $9,000 increase in trust income, a $10,000 increase in overdraft fees, and a $58,000 decrease in ATM fees.

     The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to Statement of Financial Accounting Standards No. 125 and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $36,000 gain on the sale of $4.0 million in mortgages during the first quarter of 1997 versus a $25,000 gain on the sale of $3.1 million in the same period in 1996.

NONINTEREST EXPENSE

     Noninterest expense increased $92,000 for the first three months of 1997 when compared to the same period in 1996. The largest component of noninterest expense is salaries and employee benefits, which increased $60,000 or 5.3%.
The majority of this increase is related to increased staffing and normal merit and promotional salary increases. Occupancy and furniture and equipment expenses decreased $2,000 or 0.5% in 1997. The most significant changes were a $32,000 decrease in automatic teller machine operating costs, a $25,000 increase in equipment depreciation, and a $6,000 increase in telephone expense. Other noninterest expenses increased $34,000, a 6.1% increase. The most significant changes were a $17,000 increase in printing and office supplies, a $7,000 increase in postage, and a $5,000 increase in FDIC insurance premiums.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Since December 31, 1996, total assets increased $1.3 million to $300.0 million. During the first quarter of 1997, major changes in asset mix include a $2.7 million increase in cash and cash equivalents, a $1.3 million increase in investment securities, and a $3.0 million decrease in total loans. Deposits during this period increased $178,000. Interest bearing deposits increased $6.3 million and noninterest bearing deposits decreased $6.1 million.

LIQUIDITY

     Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

     As of March 31, 1997, cash and cash equivalents as a percentage of total assets equaled 5.9%, versus 5.1% as of December 31, 1996. During the first three months of 1997, $1.3 million in net cash was provided from operations, investing activities provided $1.2 million, and financing activities provided $103,000. The accumulated effect of the Corporation's operating, investing, and financing activities was a $2.7 million increase in cash and cash equivalents during the first three months of 1997.

     In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $51.9 million as of March 31, 1997 and $50.5 million as of December 31, 1996. The Corporation's liquidity is considered adequate by management.

CAPITAL

     The capital of the Corporation consists solely of common stock, surplus, retained earnings, and unrealized net loss on investment securities available for sale; and increased approximately $646,000 since December 31, 1996. As of March 31, 1997, the Corporation's capital included $6,000 unrealized loss on securities available for sale.

     There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses, was 10.2% at March 31, 1997.

     The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 1997:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:


                          IBT Bancorp
                                   Actual
                      Required    03/31/97
                      --------    --------
    Equity Capital      4.00      15.78
    Secondary Capital*  4.00       1.25
                        ----      -----
    Total Capital       8.00      17.03
                        ====      =====


* IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                          PART II - OTHER INFORMATION



Item 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule
     (b) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IBT Bancorp, Inc.
                                ----------------------------------



Date:   April 29, 1997          /s/ David W. Hole
     ----------------------     -----------------------------------------
                                David W. Hole, President/CEO



                                /s/ Dennis P. Angner
                                -----------------------------------------
                                Dennis P. Angner, Treasurer
                                (Principal Financial Officer)

                               IBT BANCORP, INC.

                                 EXHIBIT INDEX



Exhibit
  No.               Description                         Page Number
-------      -------------------------                  -----------

  27         Financial Data Schedule                         18