Form 10-Q
period 1997-06-30
IBT BANCORP INC /MI/
filed 1997-08-12
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 1997
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from               to
                               -------------    ------------
Commission File Number:                    0-18415
                        --------------------------------------------------------
                              IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Michigan                          38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          identification No.)


          200 East Broadway                      48858
--------------------------------------------------------------------------------
(Address of principal executive offices)       (Zip code)


                               (517) 772-9471
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                     N/A
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes [ ]  No


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
     Common Stock  $6 par value, 788,440 as of July 31, 1997
     -------------------------------------------------------

                               IBT BANCORP, INC.
                               Index to Form 10-Q



Part I   Financial Information                                     Page Number

         Item 1    Financial Statements                                3

         Item 2    Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                           8


Part II  Other Information

         Item 4    Submission of Matters to a Vote of
                   Security Holders                                   19

         Item 6    Exhibits and Reports on Form 8-K                   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEET



(in thousands)                                                                    June 30            December 31
                                                                                    1997                1996
                                                                                    ----                ----
                                                                                 (Unaudited)
ASSETS
  Cash and demand deposits due from banks.....................................  $  13,499            $  11,945
  Federal funds sold..........................................................      4,800                3,175
                                                                                ---------            ---------
                                               TOTAL CASH AND CASH EQUIVALENTS     18,299               15,120

  Investment securities:
     Securities available for sale (Amortized cost of
     $47,903 in 1997 and $50,300 in 1996).....................................     48,073               50,484
     Securities held to maturity (Fair value --
       $6,948 in 1996 and $9,059 in 1995).....................................      7,218                9,495
                                                                                ---------            ---------
                                                   TOTAL INVESTMENT SECURITIES     55,291               59,979

  Loans:
     Commercial and agricultural..............................................     40,738               40,068
     Real estate mortgage.....................................................    137,078              137,998
     Installment..............................................................     37,937               37,388
                                                                                ---------            ---------
                                                                   TOTAL LOANS    215,753              215,454
  Less allowance for loan losses..............................................      2,884                2,620
                                                                                ---------            ---------
                                                                     NET LOANS    212,869              212,834

  Other assets................................................................     10,984               10,809
                                                                                ---------            ---------
                                                                  TOTAL ASSETS  $ 297,443            $ 298,742
                                                                                =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
     Noninterest bearing......................................................  $  39,059            $  41,923
     NOW accounts.............................................................     36,971               39,886
     Certificates of deposit and other savings................................    174,933              171,836
     Certificates of deposit over $100,000....................................     13,833               14,004
                                                                                ---------            ---------
                                                                TOTAL DEPOSITS    264,796              267,649
  Accrued interest and other liabilities......................................      3,071                3,093
                                                                                ---------            ---------
                                                             TOTAL LIABILITIES    267,867              270,742

  Shareholders' Equity:
     Common stock -- $6 par value.............................................      4,730                4,701
      4,000,000 shares authorized; outstanding--
       788,366 in 1997 (783,457 in 1996)
     Capital surplus..........................................................     13,472               13,262
     Retained earnings........................................................     11,262                9,916
     Unrealized gain on securities available for
      sale - net of taxes of $58,000 in 1997 and
     $62,000 in 1996..........................................................        112                  121
                                                                                ---------            ---------
                                                    TOTAL SHAREHOLDERS' EQUITY     29,576               28,000
                                                                                ---------            ---------
                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 297,443            $ 298,742
                                                                                =========            =========


See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                                                          Three Months Ended       Six Months Ended
                                                                                             June 30                 June 30
                                                                                             -------                 -------
                                                                                         1997       1996        1997        1996
                                                                                        -------------------    --------------------
INTEREST INCOME
  Loans..............................................................................   $4,702       $4,319    $ 9,250      $ 8,479
 Investment securities:
    Taxable..........................................................................      699          740      1,399        1,520
    Nontaxable.......................................................................      165          210        330          432
                                                                                        ------       ------    -------      -------

                                              TOTAL INTEREST ON INVESTMENT SECURITIES      864          950      1,729        1,952

  Federal funds sold.................................................................       63           74        182          176
                                                                                        ------       ------    -------      -------
                                                                TOTAL INTEREST INCOME    5,629        5,343     11,161       10,607
INTEREST EXPENSE ON DEPOSITS.........................................................    2,563        2,422      5,115        4,882
                                                                                        ------       ------    -------      -------
                                                                  NET INTEREST INCOME    3,066        2,921      6,046        5,725
Provision for loan losses............................................................      129          123        252          240
                                                                                        ------       ------    -------      -------
                                                            NET INTEREST INCOME AFTER
                                                            PROVISION FOR LOAN LOSSES    2,937        2,798      5,794        5,485
NONINTEREST INCOME
  Trust fees.........................................................................       87           75        174          153
  Service charges on deposit accounts................................................       71           73        142          145
  Other service charges and fees.....................................................      214          279        432          535
  Other..............................................................................      102          119        239          217
  Net realized (loss) gain on securities
    available for sale...............................................................       (2)           4        (11)           4
                                                                                        ------       ------    -------      -------
                                                             TOTAL NONINTEREST INCOME      472          550        976        1,054


NONINTEREST EXPENSES
  Salaries, wages and employee benefits..............................................    1,195        1,158      2,388        2,290
  Occupancy..........................................................................      158          172        315          324
  Furniture and equipment............................................................      224          287        461          531
  Other..............................................................................      576          562      1,165        1,117
                                                                                        ------       ------    -------      -------
                                                            TOTAL NONINTEREST EXPENSE    2,153        2,179      4,329        4,262

                                                   INCOME BEFORE FEDERAL INCOME TAXES    1,256        1,169      2,441        2,277
Federal income taxes.................................................................      365          322        703          618
                                                                                        ------       ------    -------      -------
                                                                           NET INCOME   $  891       $  847    $ 1,738      $ 1,659
                                                                                        ======       ======    =======      =======

Net income per share                                                                    $ 1.13       $ 1.09    $  2.21      $  2.14
                                                                                        ======       ======    =======      =======

Cash dividends per share                                                                $ 0.25       $ 0.24    $  0.50      $  0.48
                                                                                        ======       ======    =======      =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                               Six Months Ended
                                                                                                 June 30
                                                                                           1997            1996
                                                                                           ----            ----
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments.....................................................................  $11,130         $10,502
  Other fees and income received........................................................    1,025           1,211
  Interest paid.........................................................................   (5,118)         (4,888)
  Cash paid to suppliers and employees..................................................   (3,964)         (2,835)
  Federal income taxes paid.............................................................     (753)           (655)
                                                                                          -------         -------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES    2,320           3,335

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale.......................................................   10,066          15,554
  Proceeds from maturities of
    securities held to maturity.........................................................    2,297           2,650
  Purchase of securities available for sale.............................................   (7,576)        (11,317)
  Purchase of securities held to maturity...............................................     (202)         (1,018)
  Net increase in loans.................................................................     (287)        (13,855)
  Purchases of equipment and premises...................................................     (434)           (834)
                                                                                          -------         -------
                                        NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES    3,864          (8,820)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits..........................................   (2,864)         (4,588)
  Net increase in interest bearing deposits.............................................       12           7,280
  Cash dividends........................................................................     (392)           (377)
  Proceeds from issuance of common stock................................................      239             215
                                                                                          -------         -------
                                       NET CASH (USED)  PROVIDED BY FINANCING ACTIVITIES   (3,005)          2,530
                                                                                          -------         -------

                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    3,179          (2,955)

                                        Cash and cash equivalents at beginning of period   15,120         $21,699
                                                                                          -------         -------

                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD  $18,299         $18,744
                                                                                          =======         =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands)
                                                              Six Month Period Ended June 30, 1996
                                     -------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                           Net Gain
                                                                                           (Loss) on
                                      Number of                                           Securities        Total
                                       Shares       Common      Capital     Retained       Available    Shareholders'
                                     Outstanding    Stock       Surplus     Earnings        For Sale       Equity
                                     -----------    -----       -------     --------        --------       ------
BALANCE AT JANUARY 1,  1996             703,248         $4,220     $10,220     $10,856        $ 509       $25,805
 Net income                                                                      1,659                      1,659
 Cash dividends paid - $0.24                                                      (377)                      (377)
 10% stock dividend                      70,243            421       2,669      (3,090)
 Issuance of common stock                 5,213             31         184                                    215
 Change in unrealized gain on
  securities available for sale,
  net of $203 tax benefits                                                                     (619)         (619)
                                        -------         ------     -------     -------        -----       -------
       BALANCE AT JUNE 30, 1996         778,704         $4,672     $13,073     $ 9,048        $(110)      $26,683
                                        =======         ======     =======     =======        =====       =======

                                                              Six Month Period Ended June 30, 1996
                                     -------------------------------------------------------------------------
                                                                                          Unrealized
                                                                                           Net Gain
                                                                                           (Loss) on
                                      Number of                                           Securities        Total
                                       Shares       Common      Capital      Retained      Available    Shareholders'
                                     Outstanding    Stock       Surplus      Earnings       For Sale       Equity
                                     -----------    -----       -------      --------       --------       ------
BALANCE AT JANUARY 1, 1997              783,457         $4,701     $13,262     $ 9,916        $ 121       $28,000
 Net income                                                                      1,738                      1,738
 Cash dividends paid - $0.25                                                      (392)                      (392)
 Issuance of common stock                 4,879             29         210                                    239
 Change in unrealized gain on
  securities available for sale,
  net of $65 tax benefit                                                                         (9)           (9)
                                        -------         ------     -------     -------        -----       -------
       BALANCE AT JUNE 30, 1997         788,336         $4,730     $13,472     $11,262        $ 112       $29,576
                                        =======         ======     =======     =======        =====       =======



See notes to consolidated financial statements.

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1996.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 785,702 and 775,104 for the six month period ending June 30, 1997 and 1996, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1996 annual report and with the unaudited financial statements and notes thereto, as set forth on pages 3 through 7 of this report.

                    SIX MONTHS ENDING JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS

Net income equaled $1.74 million for the six month period ended June 30, 1997, compared to $1.66 million for the same period in 1996, a 4.8% increase. The $79,000 increase in net income is attributable to a $266,000 increase in FTE net interest income due to increased assets, a $78,000 decrease in noninterest income resulting from a decrease in ATM fees, and a $67,000 increase in noninterest expense. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.16% for the first six months of 1997 and 1.17% in 1996. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.09% through June 30, 1997 versus 12.68% for the same period in 1996.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)               Year to Date
                                                             June 30
                                                        -------------------
                                                        1997           1996
                                                        -------------------
      INCOME STATEMENT DATA:
         Net interest income                            $6,046        $5,725
         Provision for loan losses                         252           240
         Net income                                      1,738         1,659

      PER SHARE DATA:
         Net income per common share                    $ 2.21        $ 2.14
         Cash dividends per common share                  0.50          0.48
      RATIOS:
         Average primary capital to average assets       10.43%        10.01%
         Net income to average assets                     1.16          1.17
         Net income to average equity                    12.09         12.68


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with Statement of Accounting Financial Accounting Standards (SFAS) No. 91, "Accounting for Loan Fees," interest income includes loan fees of $287,000 in 1997 versus $376,000 in 1996. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

                                   (Continued on page 12)

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


                                                                                     Six Months Ending
                                                                June 30, 1997                               June 30, 1996
                                                                    Tax           Average                        Tax         Average
                                                  Average        Equivalent        Yield/       Average       Equivalent      Yield/
                                                  Balance         Interest          Rate        Balance        Interest        Rate
                                                  -------         --------          ----        -------        --------        ----
INTEREST EARNING ASSETS:
 Loans                                            $215,376         $ 9,298          8.63%       $191,172        $ 8,529       8.92%
 Taxable investment securities                      43,258           1,350          6.24          49,073          1,510       6.15
 Nontaxable investment securities                   14,026             500          7.13          16,654            655       7.87
 Federal funds sold                                  6,998             182          5.20           6,701            176       5.25
 Other                                               1,416              49          6.92             336             10       5.95
                                                  --------         -------          ----        --------        -------       ----
                     Total Earning Assets          281,074          11,379          8.10%        263,936         10,880       8.24%

NONEARNING ASSETS:
 Allowance for loan losses                          (2,785)                                       (2,390)
 Cash and due from banks                            10,122                                        10,421
 Premises and equipment                              5,734                                         5,361
 Accrued income and other assets                     5,512                                         5,653
                                                  --------                                      --------
                             Total Assets         $299,657                                      $282,981
                                                  ========                                      ========

INTEREST BEARING LIABILITIES:
 Interest bearing demand deposits                 $ 40,008             534          2.67%       $ 40,411            605       2.99%
 Savings deposits                                   71,147           1,144          3.22          68,225          1,015       2.98
 Time deposits                                     119,254           3,437          5.76         111,300          3,262       5.86
                                                  --------         -------          ----        --------        -------       ----
       Total Interest Bearing Liabilities          230,409           5,115          4.44%        219,936          4,882       4.44%

NONINTEREST BEARING LIABILITIES
 AND SHAREHOLDERS' EQUITY:
 Demand deposits                                    37,234                                        33,775
 Other                                               3,269                                         3,096
 Shareholders' equity                               28,745                                        26,174
                                                  --------                                      --------
             Total Liabilities and Equity         $299,657                                      $282,981
                                                  ========                                      ========
Net interest income (FTE)                                          $ 6,264                                      $ 5,998
                                                                   =======                                      =======
Net yield on interest earning assets (FTE)                                          4.46%                                     4.55%
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

                                    Six Month Period Ended June 30, 1997
                                               Compared to
                                               June 30, 1996
                                         Increase (Decrease) Due to
                                      --------------------------------
                                           Volume   Rate    Net
                                           ------   ----    ---
CHANGES IN INTEREST INCOME:
  Loans                                    $1,052  $(283)  $ 769
  Taxable investment securities              (181)    21    (160)
  Nontaxable investment securities            (98)   (57)   (155)
  Federal funds sold                            8     (2)      6
  Other                                        37      2      39
                                             ----  -----    ----
  Total changes in interest income            818   (319)    499
      Total changes in interest expense       233            233
                                             ----  -----    ----
        Net Change in Interest Margin (FTE)  $585  $(319)   $266
                                             ====  =====    ====

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                            Year to Date
                                                               June 30
                                                         --------------------
                                                         1997            1996
                                                         ----            ----

        Summary of changes in allowance:
          Allowance for loan losses - January 1       $  2,621        $  2,248
             Loans charged off                            (174)           (130)
             Recoveries of charged off loans               185             125
                                                      --------        --------
             Net loans recovered (charged off)              11              (5)
             Provision charged to operations               252             240
                                                      --------        --------
          Allowance for loan losses - June 30         $  2,884        $  2,483
                                                      ========        ========
        Allowance for loan losses as a % of loans        1.34%           1.24%
                                                         =====           =====

NONPERFORMING LOANS

(Dollars in thousands)

                                                               June 30
                                                         1997            1996
                                                         ----            ----
        Total amount of loans outstanding for
          the period (net of unearned interest)       $215,753        $199,845
                                                      ========        ========

        Nonaccrual loans                              $    162        $    143
        Accruing loans past due 90 days or more            629             660
        Restructured loans                                   0               0
                                                      --------        --------
                                Total                 $    791        $    803
                                                      ========        ========

        Loans classified as nonperforming as a
          % of outstanding loans                         0.37%           0.40%
                                                         =====           =====



     To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 1997 to the same period in 1996, fully taxable equivalent (FTE) net interest income increased $266,000 or 4.4%. An increase of 6.5% in average interest earning assets provided $818,000 of FTE interest income. The majority of this growth was funded by a 4.8% increase in interest bearing deposits, resulting in $233,000 of additional FTE interest expense. Overall, changes in volume resulted in $585,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.14%, decreasing FTE interest income by $319,000. The average rate paid on deposits remained unchanged.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.46% during the first six months of 1997 versus 4.55% in 1996. The 0.09% decrease in the FTE net interest yield was primarily a result of an $89,000 decrease in loan fees. The reduction in loan fees earned accounted for 0.05% of the total decrease. Another factor in the decline was average mortgage loans outstanding as a percent of average loans increased from 62.5% in 1996 to 64.5% in 1997. The yield on mortgage loans is 1.15% less than rates earned on the combined average of other types of lending. The overall effect of the increased position in mortgage loans was a 0.03% decrease in the Corporation FTE interest yield.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 73% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 1997 to June 30, 1996, the provision for loan losses was increased 5.0% to $252,000. The increase in the provision was due to the increase in outstanding loans of 8.0%. During the first six months of 1997, the Corporation had a net recovery of loans previously charged-off of $11,000. Loans classified as nonperforming were
0.37% of loans as of June 30, 1997 versus 0.40% for June 30, 1996.   As of June
30, 1997, the allowance for loan losses as a percentage of loans equaled 1.34%. In management's opinion, the allowance for loan losses is adequate as of June 30, 1997.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, and fees for other financial services and gains and losses on investment securities available for sale. There was a $78,000 decrease in fees earned from these sources during the first six months of 1997 when compared to the same period in 1996. Significant individual account changes during this period include a $135,000 decrease in ATM fees earned, a $26,000 increase in brokerage commissions, a $21,000 increase in trust income, a $14,000 increase in overdraft fees, and a $15,000 decrease in gains/losses on the sale of investment securities available for sale.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS 125, and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $52,000 gain from the sale of $7.6 million in mortgages during the second quarter of 1997 versus a $48,000 gain on the sale of $6.8 million for the same period in 1996.

NONINTEREST EXPENSE

Noninterest expense increased $67,000 or 1.6% for the first six months of 1997 when compared to 1996. The largest component of noninterest expense is salaries and employee benefits, which increased by $98,000. The majority of this increase is related to an increase in staff and normal merit and promotional salary increases. Occupancy and furniture and equipment expenses decreased $79,000. The majority of this decrease is related to the operating expenses associated with automatic teller machines. Other operating expenses increased $48,000, with the most significant change attributable to increases in printing and office supplies, postage, and FDIC insurance premiums.

                      QUARTER ENDED JUNE 30, 1997 AND 1996

RESULTS OF OPERATIONS

Net income equaled $891,000 for the second quarter in 1997 compared to $847,000 for the same period in 1996, a 5.2% increase. Return on average assets equaled 1.19% for the second quarters in both 1997 and 1996. Return on average equity equaled 12.24% for the second quarter in 1997, versus 12.74% for the second quarter in 1996.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)


                                                  Quarter Ended
                                                     June 30
                                                -----------------
                                                1997         1996
                                                -----------------
     INCOME STATEMENT DATA:
       Net interest income                      $2,563    $ 2,422
       Provision for loan losses                   129        123
       Net income                                  891        847

     PER SHARE DATA:
       Net income per common share              $ 1.13    $  1.09
       Cash dividend per common share             0.25       0.24

     RATIOS:
       Net income to average assets               1.19%      1.19%
       Net income to average equity              12.24      12.74

NET INTEREST INCOME

When comparing the second quarter of 1997 to 1996, net FTE interest income increased $120,000. An increase of 5.8% in average interest earning assets
provided $373,000 of FTE interest income.   The asset growth was funded
primarily by a 4.3% increase in interest bearing deposits, resulting in $116,000 of increased interest expense. Overall, increased volume provided $257,000 of additional FTE interest income. During the second quarter of 1997, the average FTE interest rate earned on assets decreased by 0.08% and the average rate paid on deposits increased by 0.07%. The changes in interest rates earned and paid resulted in a $137,000 decrease in FTE interest income.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 1997 was $129,000 versus $123,000 in 1996. The 4.9% increase in the provision is due to the 8.0% increase in net outstanding loans. The allowance for loan losses as a percentage of total outstanding loans was 1.34% as of June 30, 1997 versus 1.24% in 1996.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 1997, compared to the same period in 1996, decreased $78,000. The most significant changes were a $77,000 decrease in ATM fees, a $19,000 decrease in gains on the sale of student loans, a $12,000 increase in trust fees, and a $6,000 decrease in gains and losses from the sale of investment securities available for sale.

NONINTEREST EXPENSE

Noninterest expense decreased $26,000 during the second quarter of 1997 when compared to 1996. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Salaries and employee benefits increased $37,000 due to an increase in staffing and normal merit and promotional salary increases. Occupancy expense and furniture and equipment expense decreased $77,000. The majority of this decrease is related to the operating expenses associated with automatic teller machines. Other operating expenses increased $14,000, the most significant change attributable to an increase in F.D.I.C. insurance premiums of $8,000.

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


                                                                        Quarter Ending
                                                        June 30, 1997                   June 30, 1996
                                                              Tax       Average             Tax      Average
                                                 Average   Equivalent   Yield/  Average  Equivalent  Yield/
                                                 Balance   Interest     Rate    Balance   Interest   Rate
                                                 -------   --------     ----    -------   --------   ----
INTEREST EARNING ASSETS:
 Loans                                            $217,077   $4,725      8.71%  $195,313   $4,343    8.89%
 Taxable investment securities                      43,037      674      6.26     47,563      735    6.18
 Nontaxable investment securities                   13,863      251      7.24     15,911      319    8.02
 Federal funds sold                                  4,657       63      5.41      5,621       74    5.27
 Other                                               1,463       25      6.84        336        5    5.95
                                                  --------   ------      ----   --------   ------    ----
                          Total Earning Assets     280,097    5,738      8.19%   264,744    5,476    8.27%
NONEARNING ASSETS:
 Allowance for loan losses                          (2,848)                       (2,460)
 Cash and due from banks                            10,065                        10,891
 Premises and equipment                              5,749                         5,486
 Accrued income and other assets                     5,504                         5,369
                                                  --------                      --------
                                  Total Assets    $298,567                      $284,030
                                                  ========                      ========

INTEREST BEARING LIABILITIES:
 Interest bearing demand deposits                 $ 39,706      266      2.68%  $ 39,434      312    3.16%
 Savings deposits                                   70,212      566      3.22     67,284      469    2.79
 Time deposits                                     119,125    1,732      5.82    112,828    1,641    5.82
                                                  --------   ------      ----   --------   ------    ----
            Total Interest Bearing Liabilities     229,043    2,564      4.48%   219,546    2,422    4.41%

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY:
 Demand deposits                                    37,164                        34,756
 Other                                               3,325                         3,130
 Shareholders' equity                               29,125                        26,598
                                                  --------                      --------
                  Total Liabilities and Equity    $298,567                      $284,030
                                                  ========                      ========
Net interest income (FTE)                                    $3,174                        $3,054
                                                             ======                        ======
Net yield on interest earning assets (FTE)                               4.53%                       4.61%
                                                                         =====                       =====

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

                                           Quarter Ended June 30, 1997
                                                   Compared to
                                                  June 30, 1996
                                           Increase (Decrease) Due to
                                        --------------------------------
                                          Volume       Rate        Net
                                          ------       ----        ---
CHANGES IN INTEREST INCOME:
  Loans                                    $476      $ (94)       $382
  Taxable investment securities             (71)        10         (61)
  Nontaxable investment securities          (38)       (30)        (68)
  Federal funds sold                        (13)         2         (11)
  Other                                      19          1          20
                                           ----      -----        ----
    Total changes in interest income        373       (111)        262
    Total changes in interest expense       116         26         142
                                           ----      -----        ----
  Net Change in Interest Margin (FTE)      $257      $(137)       $120
                                           ====      =====        ====

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1996, total assets increased $1.3 million to $297.4 million. As of June 30, 1997, the loan portfolio increased $299,000, fed funds sold increased $1.6 million, and investment securities decreased $4.7 million when compared to December 31, 1996. The decrease in assets was primarily due to a $2.9 million decrease in noninterest bearing deposits.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 1997, cash and cash equivalents as a percentage of total assets equaled 6.2%, versus 5.1% as of December 31, 1996. During the first six months of 1997, $2.3 million in net cash was provided from operations, and $3.9 million was provided by investing activities. Financing activities used $3.0 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $3.2 million increase in cash and cash equivalents during the first six months of 1997.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $48.1 million as of June 30, 1997 and $50.5 million as of December 31, 1996. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, and retained earnings, and unrealized net gain on investment securities available for sale; and increased approximately $1.6 million since December 31, 1996. As of June 30, 1997, the Corporation's capital included $112,000 of unrealized gains on securities available for sale.

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses, was 10.8% at June 30, 1997.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1997:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:


                                 IBT Bancorp
                                          Actual
                           Required      06/30/97
                           --------      --------
   Equity Capital            4.00         15.98
   Secondary Capital*        4.00          1.25
   Total Capital             8.00         17.23


 * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                          PART II - OTHER INFORMATION


Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The registrant's annual meeting of shareholders was held on April
       23, 1997. At that meeting the shareholders voted upon the election of directors.


                                                    VOTES CAST
       Election of Directors                      For       Withheld
                                                  ---       --------
       All nominees for director were elected:

            James C. Fabiano                     584,384     3,427
            James R. Bigard                      584,691     3,120
            Frederick L. Bradford                583,031     4,780
            Dean E. Walldorff                    583,680     4,131


Item 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit 27 - Financial Data Schedule
       (b) No reports on Form 8-K were filed or required to be filed during the quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IBT Bancorp, Inc.
                             -----------------------------------------


Date:   August 5, 1997       /s/ David W. Hole
        ------------------   -----------------------------------------
                             David W. Hole, President/CEO



                             /s/ Dennis P. Angner
                             -----------------------------------------
                             Dennis P. Angner, Treasurer
                             (Principal Financial Officer)

                                  IBT BANCORP

                                 EXHIBIT INDEX


Exhibit
  No.                            Description                  Page Number
-------                   -----------------------             -----------
  27                      Financial Data Schedule                 22

