Form 10-Q
period 1997-09-30
IBT BANCORP INC /MI/
filed 1997-11-12
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from            to
                               -----------   ------------
Commission File Number:          0-18415
                       -------------------------------------

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                              38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               identification No.)

         200 East Broadway  Mt. Pleasant, MI             48858
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

            Common Stock $6 par value, 790,383 as of October 31, 1997
           ----------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEET


(dollars in thousands)                                                      September 30     December 31
                                                                                1997             1996
                                                                                ----             ----
                                                                             (Unaudited)
ASSETS
  Cash and demand deposits due from banks .................................   $ 10,423         $ 11,945
  Federal funds sold ......................................................      8,400            3,175
                                                                              --------         --------
                                            TOTAL CASH AND CASH EQUIVALENTS     18,823           15,120

  Investment securities:
     Securities available for sale  (amortized cost of
       $47,732 in 1997 and $50,300 in 1996) ...............................     48,052           50,484
     Securities held to maturity (Fair value --
       $7,507 in 1997 and $9,509 in 1996) .................................      7,446            9,495
                                                                              --------         --------
                                                TOTAL INVESTMENT SECURITIES     55,498           59,979

  Loans:
     Commercial and agricultural ..........................................     39,303           40,068
     Real estate mortgage .................................................    141,259          137,998
     Installment ..........................................................     37,367           37,388
                                                                              --------         --------
                                                                TOTAL LOANS    217,929          215,454
  Less allowance for loan losses ..........................................      2,965            2,620
                                                                              --------         --------
                                                                  NET LOANS    214,964          212,834

  Other assets ............................................................     11,189           10,809
                                                                              --------         --------
                                                               TOTAL ASSETS   $300,474         $298,742
                                                                              ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing .................................................. $   38,822         $ 41,923
     NOW accounts .........................................................     35,692           39,886
     Certificates of deposit and other savings ............................    177,583          171,836
     Certificates of deposit over $100,000 ................................     14,787           14,004
                                                                              --------         --------
                                                             TOTAL DEPOSITS    266,884          267,649
  Accrued interest and other liabilities ..................................      3,089            3,093
                                                                              --------         --------
                                                          TOTAL LIABILITIES    269,973          270,742

  Shareholders' Equity:
     Common stock -- $6 par value .........................................      4,742            4,701
       4,000,000 shares authorized; outstanding--
       790,321 in 1997 (783,457 in 1996)
     Capital surplus ......................................................     13,574           13,262
     Retained earnings ....................................................     11,974            9,916
     Unrealized gain on securities available for
       sale - net of taxes of $109 in 1997 and $62 in
       1996 ...............................................................        211              121
                                                                              --------         --------
                                                 TOTAL SHAREHOLDERS' EQUITY     30,501           28,000
                                                                              --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $300,474         $298,742
                                                                              ========         ========



See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands)

                                                    Nine Month Period Ended September 30, 1996
                                     -------------------------------------------------------------------------------
                                                                                      Unrealized
                                                                                       Net Gain
                                                                                      (Loss) on
                                       Number of                                      Securities           Total
                                        Shares       Common    Capital     Retained    Available        Shareholders'
                                     Outstanding     Stock     Surplus     Earnings    For Sale            Equity
                                     -----------     ------    -------     --------   ----------         -----------
BALANCE AT JANUARY 1, 1996             703,248      $ 4,220   $ 10,220    $ 10,856    $   509             $25,805
  Net income                                                                 2,512                          2,512
  Cash dividends paid - $0.72                                                 (565)                          (565)
  10% stock dividend                    70,243          421      2,669      (3,090)
  Issuance of common stock               7,582           45        279                                        324
  Change in unrealized loss on
    securities available for sale,
    net of tax benefit of $275,000                                                       (534)               (534)
                                       -------    ---------   --------    --------    -------             -------
BALANCE AT SEPTEMBER 30, 1996          781,073    $   4,686   $ 13,168    $  9,713    $   (25)            $27,542
                                       =======    =========   ========    ========    =======             =======




                                                          Nine Month Period Ended September 30, 1997
                                             --------------------------------------------------------------------------------
                                                                                                Unrealized
                                                                                                 Net Gain
                                                                                                    on
                                              Number of                                          Securities        Total
                                               Shares         Common    Capital    Retained      Available      Shareholders'
                                             Outstanding      Stock     Surplus    Earnings       For Sale        Equity
                                             -----------      ------    -------    --------     -----------     ------------
BALANCE AT JANUARY 1, 1997                     783,457        $4,701   $13,262     $ 9,916        $ 121          $ 28,000
  Net income                                                                         2,648                          2,648
  Cash dividends paid - $0.75                                                         (590)                          (590)
  Issuance of common stock                       6,864            41       312                                        353
  Change in unrealized gain on
    securities available for sale,
    net of $65 tax benefit                                                                           90                90
                                               -------      --------  --------    --------      -------          --------
BALANCE AT SEPTEMBER 30, 1997                  790,321      $  4,742  $ 13,574    $ 11,974      $   211          $ 30,501
                                               =======      ========  ========    ========      =======          ========


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(dollars in thousands, except per share data)
                                                                      Three Months Ended     Nine Months Ended
                                                                         September 30          September 30
                                                                      ------------------     -----------------
                                                                       1997        1996       1997        1996
                                                                      ------------------     -----------------
INTEREST INCOME
  Loans..............................................................  $4,744    $ 4,522   $ 13,994    $13,001
  Investment securities:
    Taxable .........................................................     662        683      2,061      2,203
    Nontaxable ......................................................     166        176        496        608
                                                                       ------    -------   --------    -------
                             TOTAL INTEREST ON INVESTMENT SECURITIES      828        859      2,557      2,811

  Federal funds sold ................................................     122        117        304        292
                                                                       ------    -------   --------    -------
                                                TOTAL INTEREST INCOME   5,694      5,498     16,855     16,104

INTEREST EXPENSE ON DEPOSITS ........................................   2,625      2,506      7,740      7,388
                                                                       ------    -------   --------    -------
                                                  NET INTEREST INCOME   3,069      2,992      9,115      8,716

Provision for loan losses ...........................................     134        128        386        368
                                                                       ------    -------   --------    -------
                                            NET INTEREST INCOME AFTER
                                            PROVISION FOR LOAN LOSSES   2,935      2,864      8,729      8,348

NONINTEREST INCOME
  Trust fees ........................................................      87         78        261        231
  Service charges on deposit accounts ...............................      72         70        214        215
  Other service charges and fees ....................................     233        282        665        817
  Other..............................................................     155        126        394        344
  Net realized (loss) gain on securities sold .......................      (4)         0        (15)         4
                                                                       ------    -------   --------    -------
                                             TOTAL NONINTEREST INCOME     543        556      1,519      1,611

NONINTEREST EXPENSES
  Salaries, wages and employee benefits .............................   1,208      1,147      3,596      3,437
  Occupancy..........................................................     162        185        477        509
  Furniture and equipment............................................     242        288        703        819
  Other .............................................................     585        612      1,750      1,729
                                                                       ------    -------   --------    -------
                                            TOTAL NONINTEREST EXPENSE   2,197      2,232      6,526      6,494

          INCOME BEFORE FEDERAL INCOME TAXES ........................   1,281      1,188      3,722      3,465
Federal income taxes ................................................     371        335      1,074        953
                                                                       ------    -------   --------    -------
                                                           NET INCOME  $  910    $   853   $  2,648    $ 2,512
                                                                       ======    =======   ========    =======

Net income per share ................................................  $ 1.16    $  1.10   $   3.37    $  3.24
                                                                       ======    =======   ========    =======

Cash dividends per share ............................................  $ 0.25    $  0.24   $   0.75    $  0.72
                                                                       ======    =======   ========    =======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)                                                                        Nine Months Ended
                                                                                                September 30
                                                                                             1997          1996
                                                                                             ----          ----
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments...........................................................             $ 16,853      $ 16,134
  Other fees and income received..............................................                1,503         1,613
  Interest paid...............................................................               (7,689)       (7,291)
  Cash paid to suppliers and employees........................................               (6,244)       (5,259)
  Income taxes paid...........................................................               (1,167)       (1,141)
                                                                                           --------      --------
                                     NET CASH PROVIDED BY OPERATING ACTIVITIES                3,256         4,056

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale.............................................               14,499        20,563
  Proceeds from maturities of
    securities held to maturity...............................................                2,297         2,866
  Purchase of securities available for sale...................................              (11,607)      (13,314)
  Purchase of securities held to maturity.....................................                 (702)       (4,136)
  Net increase in loans.......................................................               (2,517)      (21,158)
  Purchases of equipment and premises.........................................                 (521)         (971)
                                                                                           --------      --------
                              NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                1,449       (16,150)

FINANCING ACTIVITIES
  Net (decrease) increase in non-interest bearing deposits....................               (3,101)        1,069
  Net increase in interest bearing deposits...................................                2,336        12,995
  Cash dividends..............................................................                 (590)         (564)
  Proceeds from issuance of common stock......................................                  353           323
                                                                                           --------      --------

                            NET CASH  PROVIDED (USED) BY FINANCING ACTIVITIES                (1,002)       13,823
                                                                                           --------      --------

                                        INCREASE IN CASH AND CASH EQUIVALENTS                 3,703         1,729

                             Cash and cash equivalents at beginning of period                15,120        21,699
                                                                                           --------      --------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 18,823      $ 23,428
                                                                                           ========      ========

See notes to consolidated financial statements

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1996.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 786,210 and 776,390 for the nine month periods ending September 30, 1997 and 1996, respectively.

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

                 NINE MONTHS ENDING SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS

         Net income equaled $2.65 million for the nine month period ended September 30, 1997, compared to $2.51 million for the same period in 1996, a 5.4% increase. The increase in net income was due primarily to higher net interest income. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.18% for the first nine months of 1997 and 1.17% in 1996. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.11% through September 30, 1997 versus 12.61% through September 30, 1996.

SUMMARY OF SELECTED FINANCIAL DATA


(Dollars in thousands except per share data)         Year to Date
                                                     September 30
                                                 ------------------
                                                  1997         1996
                                                 ------------------
INCOME STATEMENT DATA:
   Net interest income .....................     $9,115      $8,716
   Provision for loan losses ...............        386         368
   Net income ..............................      2,648       2,512

PER SHARE DATA:
   Net income per common share .............     $ 3.37      $ 3.24
   Cash dividend per common share ..........       0.75        0.72

RATIOS:
   Average primary capital to average assets      10.57%      10.07
   Net income to average assets ............       1.18        1.17
   Net income to average equity ............      12.11       12.61


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with SFAS No. 91, "Accounting for Loan Fees," interest income includes amortization of net deferred loan fees of $444,000 in 1997 versus $472,000 in 1996. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
                                                          (continued on page 12)

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


                                                                             Nine Months Ending
                                                   September 30, 1997                                 September 30, 1996
                                                         Tax              Average                            Tax         Average
                                         Average      Equivalent          Yield/          Average         Equivalent      Yield/
                                         Balance       Interest            Rate           Balance           Interest       Rate
                                         -------       --------            ----           -------           --------       ----
INTEREST EARNING ASSETS:
  Loans                                $ 215,906        $ 14,064           8.69%         $ 195,410          $13,076        8.92%
  Taxable investment securities           42,297           1,988           6.27             47,310            2,188        6.17
  Nontaxable investment securities        13,975             752           7.17             15,798              921        7.77
  Federal funds sold                       7,613             303           5.31              7,438              293        5.25
  Other                                    1,433              73           6.79                344               15        5.81
                                       ---------        --------         ------          ---------          -------      ------
                  Total Earning Assets   281,224          17,180           8.15            266,300           16,493        8.26

NONEARNING ASSETS:
  Allowance for loan losses               (2,827)                                           (2,444)
  Cash and due from banks                 10,251                                            10,876
  Premises and equipment                   5,712                                             5,433
  Accrued income and other assets          5,586                                             5,504
                                       ---------                                         ---------
                  Total Assets           299,946                                         $ 285,669
                                       =========                                         =========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits        39,376             788           2.67          $  39,711              813        2.73
  Savings deposits                        70,237           1,698           3.22             68,363            1,610        3.14
  Time deposits                          120,299           5,254           5.82            113,027            4,965        5.86
                                       ---------        --------         ------          ---------          -------      ------
    Total Interest Bearing Liabilities   229,912           7,740           4.49            221,101            7,388        4.46

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                         37,656                                            34,888
  Other                                    3,211                                             3,121
  Shareholders' equity                    29,167                                            26,559
                                       ---------                                         ---------
      Total Liabilities and Equity     $ 299,946                                         $ 285,669
                                       =========                                         =========

Net interest income (FTE)                               $  9,440                                            $ 9,105
                                                        ========                                            =======

Net yield on interest
  earning assets (FTE)                                                     4.48%                                           4.56%
                                                                         ======                                          ======


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


                                                                Nine Month Period Ended September 30, 1997
                                                                                Compared to
                                                                            September 30, 1996
                                                                        Increase (Decrease) Due to
                                                         -----------------------------------------------------------
                                                           Volume                  Rate                  Net
                                                           ------                  ----                  ---
CHANGES IN INTEREST INCOME:
    Loans                                                  $ 1,342               $ (354)               $  988
    Taxable investment securities                             (235)                  35                  (200)
    Nontaxable investment securities                          (101)                 (68)                 (169)
    Federal funds sold                                           7                    3                    10
    Other investments                                           55                    3                    58
                                                           -------               ------                ------
         Total changes in interest income                    1,068                 (381)                  687
         Total changes in interest expense                     348                    4                   352
                                                           -------               ------                ------
            Net Change in Interest Margin (FTE)            $   720                 (385)               $  335
                                                           =======               ======                ======


TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)


                                                                                  Year to Date
                                                                                  September 30
                                                                       -------------------------------
                                                                         1997                   1996
                                                                       -------                 -------
   Summary of changes in allowance for loan losses:
      Allowance for loan losses - January 1                            $  2,621             $   2,248
         Loans charged off                                                 (266)                 (208)
         Recoveries of previously charged off loans                         224                   226
                                                                       --------             ---------
         Net loans (charged off) recovered                                  (42)                   18
      Provision charged to operations                                       386                   368
                                                                       --------             ---------
      Allowance for loan losses - Sepember 30                          $  2,965             $   2,634
                                                                       ========             =========

   Allowance for loan losses as a % of loans                               1.36%                 1.27%
                                                                       ========             =========

NONPERFORMING LOANS

(Dollars in thousands)

                                                                                 September 30
                                                                         1997                  1996
                                                                       --------              --------
   Total amount of loans outstanding for
      the period (net of unearned interest)                            $217,929              $207,172
                                                                       ========              ========

   Nonaccrual loans                                                    $    332              $     35
   Accruing loans past due 90 days or more                                  649                   532
   Restructured loans                                                       105                     0
                                                                       --------              --------
                                    Total                              $  1,086              $    567
                                                                       ========              ========

   Loans classified as nonperforming as
      a % of outstanding loans                                             0.50%                 0.27%
                                                                       ========              ========
   Loans classified as substandard to
   Allowance for loan losses - September 30                               36.63%                21.53%
                                                                       ========              ========



To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 1997 to the same period in 1996, fully taxable equivalent (FTE) net interest income increased $335,000 or 3.7%. An increase of 5.6% in average interest earning assets provided $1,068,000 of FTE interest income. The majority of this increase was funded by a 4.0% increase in interest bearing deposits, resulting in $348,000 of additional interest expense. Overall, changes in volume resulted in $720,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.11%, decreasing FTE interest income by $381,000 and the average rate paid on deposits increased by 0.03%, increasing interest expense by $4,000. The increased interest rates earned and paid reduced FTE net interest income by $335,000.

The Corporation's FTE net interest yield as a percentage of average earning assets during the first nine months of 1997 decreased 0.08% to 4.48%. The decrease was primarily a result of three factors: the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth; an increase in the percentage of earning assets invested in lower yielding mortgage loans; and lower rates earned on other loan types due to competition.

In addition to changes in asset and liability mix, changes in rates have an impact on the Corporation's interest income. Management expects short term interest rates to remain steady during the remainder of 1997. Based on this expectation, the Corporation's assets and liability repricing characteristics and its increased use of higher cost deposits to fund asset growth, management projects that the Corporation's FTE net interest margin as a percentage of average assets will decrease slightly through the remainder of 1997. Due to the many factors that can affect net interest income, interest income earned cannot be predicted with any certainty.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 72% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 1997 to the same period in 1996, average loans outstanding increased 10.5%. The provision for loan losses was increased 4.9% to $386,000. The increase in the provision was due to the increase in net outstanding loans. During the first nine months of 1997, net loans charged off equaled $42,000 or 0.02% of average loans, compared to net recoveries of $18,000 in 1996. Loans classified as nonperforming were 0.50% of loans as of September 30, 1997 versus 0.27% for 1996. As of September 30, 1997, the allowance for loan losses as a percentage of loans equaled 1.36%. In management's opinion, the allowance for loan losses is adequate as of September 30, 1997.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses from the sale of securities available for sale. The income earned from these sources decreased $92,000 for the nine month period ending September 30, 1997, compared to the same period in 1996. Significant changes were a $216,000 decrease in ATM fees, a $31,000 increase in brokerage commissions, a $30,000 decrease in trust fees, a $29,000 increase in overdraft fees, a $22,000 increase in gains on the sale of residential real estate mortgages, and a $19,000 decrease in the gains and losses on the sale of securities available for sale.

The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS 125, and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $104,000 gain from the sale of $12.1 million in mortgages during the first nine months of 1997 versus a $70,000 gain from the sale of $9.7 million in 1996.

NONINTEREST EXPENSE

Noninterest expense increased $32,000 or 0.5% during the first nine months of 1997 when compared to 1996. The largest component of noninterest expense is salaries and employee benefits, which increased $159,000 or 4.6%. The majority of this increase is related to an increase in staff and normal merit and promotional salary increases. Occupancy and furniture and equipment expenses decreased $148,000. The decrease in these expenses is associated with automatic teller machine operating costs, computer operations, and building and equipment depreciation. Other noninterest expenses increased $21,000. The most significant changes were increases in postage, FDIC insurance premiums, other losses, and loan documentation expenses.


                  QUARTER ENDED SEPTEMBER 30, 1997 AND 1996

RESULTS OF OPERATIONS

Net income equaled $910,000 for the third quarter in 1997 compared to $853,000 for the same period in 1996, a 6.7% increase. The increase in net income was due primarily to higher net interest income. Return on average assets equaled 1.21% for the third quarter in 1997 compared to 1.17% for the same period in 1996. Return on average equity equaled 12.13% for the third quarter in 1997, versus 12.48% for the third quarter in 1996.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)


                                                                               Quarter Ended
                                                                               September 30
                                                                       ------------------------------
                                                                           1997                1996
                                                                       ------------------------------
   INCOME STATEMENT DATA:
      Net interest income                                                $ 3,069              $ 2,992
         Provision for loan losses                                           134                  128
         Net income                                                          910                  853

   PER SHARE DATA:
         Net income per common share                                     $  1.16              $  1.10
         Cash dividend per common share                                     0.25                 0.24

   RATIOS:
         Net income to average assets                                       1.21%                1.17%
         Net income to average equity                                      12.13                12.48


NET INTEREST INCOME

When comparing net interest income for the third quarter of 1997 to the same period in 1996, a 3.9% increase in average interest-earning assets provided $248,000 of additional FTE interest income. The average rate of interest-earning assets decreased 0.04%, resulting in a $60,000 decrease in FTE interest income. The changes in average balances and rates of earning assets provided an additional $188,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest-bearing deposits, which increased by 2.5% in 1997. The average cost of these deposits decreased by 0.10%. The changes in the average balances and rate paid on interest-bearing deposits resulted in $119,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $69,000 in the third quarter of 1997 when compared to the same period in 1996.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended September 30, 1997 and 1996, average total loans outstanding increased 6.4%. The allowance for loan losses as a percentage of total outstanding loans was 1.36% as of September 30, 1997 and 1.27% in 1996. During the third quarter of 1997, the Corporation had net charge offs of $53,000. The amount provided for loan losses in the third quarter of 1997 was $134,000 versus $128,000 in 1996. The increase in the provision was due to the increase in outstanding loans.

NONINTEREST INCOME

Noninterest income earned in the third quarter of 1997 compared to the same period in 1996, decreased $13,000. The most significant changes were an $81,000 decrease in ATM fees, a $21,000 increase in gains on the sale of mortgage loans, a $16,000 increase in overdraft fees, a $9,000 increase in trust fees, and a $9,000 increase on income earned from the sale of credit life insurance.

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



                                                                             Quarter Ending
                                                September  30, 1997                           September 30, 1996
                                                         Tax           Average                          Tax         Average
                                         Average      Equivalent       Yield/          Average       Equivalent     Yield/
                                         Balance       Interest        Rate            Balance       Interest        Rate
                                         -------       --------        -----           --------      ----------     -------
INTEREST EARNING ASSETS:
  Loans                                $ 216,967       $  4,766         8.79%        $  203,887       $ 4,547        8.92%
  Taxable investment securities           40,376            638         6.32             43,786           678        6.19
  Nontaxable investment securities        13,874            252         7.27             14,085           266        7.55
  Federal funds sold                       8,844            121         5.47              8,911           117        5.25
  Other                                    1,466             24         6.55                361             5        5.54
                                       ---------       --------         ----           --------       -------        ----
                  Total Earning Assets   281,527          5,801         8.24            271,030         5,613        8.28

NONEARNING ASSETS:
  Allowance for loan losses               (2,912)                                        (2,552)
  Cash and due from banks                 10,510                                         11,785
  Premises and equipment                   5,669                                          5,578
  Accrued income and other assets          5,732                                          5,207
                                       ---------                                       --------
                  Total Assets         $ 300,526                                       $291,048
                                       =========                                       ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits     $  38,112            254         2.67           $ 38,310           258        2.69
  Savings deposits                        68,415            554         3.24             68,641           545        3.18
  Time deposits                          122,390          1,817         5.94            116,479         1,703        5.85
                                       ---------       --------         ----           --------       -------        ----
    Total Interest Bearing Liabilities   228,917          2,625         4.59            223,430         2,506        4.49

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY:
  Demand deposits                         38,500                                         37,114
  Other                                    3,097                                          3,173
  Shareholders' equity                    30,012                                         27,331
                                       ---------                                       --------
       Total Liabilities and Equity    $ 300,526                                       $291,048
                                       =========                                       ========

Net interest income (FTE)                              $  3,176                                       $ 3,107
                                                       ========                                       =======

Net yield on interest earning assets (FTE)                              4.51%                                        4.59%
                                                                        ====                                         ====


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



                                                                  Quarter Ended September 30, 1997
                                                                            Compared to
                                                                        September  30, 1996
                                                                    Increase (Decrease) Due to
                                                                ----------------------------------
                                                                 Volume         Rate         Net
CHANGES IN INTEREST INCOME:
     Loans                                                        $288          $(69)       $219
     Taxable investment securities                                 (54)           14         (40)
     Nontaxable investment securities                               (3)          (11)        (14)
     Federal funds sold                                             (1)            5           4
     Other Investments                                              18             1          19
                                                                  ----          ----        ----
         Total changes in interest income                          248           (60)        188
         Total changes in interest expense                          84            35         119
                                                                  ----          ----        ----
         Net Change in Interest Margin (FTE)                      $164          $ 95        $ 69
                                                                  ====          ====        ====


NONINTEREST EXPENSE

Noninterest expense decreased $35,000 for the third quarter of 1997 when compared to the same period in 1996. Noninterest expense includes salary and , occupancy, and other operating expenses. Salaries and employee benefits increased $61,000 due to normal merit and promotional salary increases. Occupancy and equipment expense decreased $69,000. The majority of this decrease is related to the operating expenses associated with automatic teller machines. Other operating expenses decreased $27,000. The most significant changes were decreases in printing and office supplies, correspondent bank charges, audit fees, consultant fees, and an increase in FDIC deposit insurance premiums and legal fees.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1996, total assets increased $1.7 million to $300.5 million. During this period the loan porftolio increased $2.5 million, fed funds sold increased $5.2 million, and investment securities decreased $4.5 million. Changes in funding sources include a $3.1 decrease in noninterest bearing deposits, an increase in interest bearing deposits of $23 million and a $2.5 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 1997, cash and cash equivalents as a percentage of total assets equaled 6.3%, versus 5.1% as of December 31, 1996. During the first nine months of 1997, $3.3 million in net cash was provided from operations, and $1.4 million was provided by financing activities. Financing activities used $1.0 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $3.7 million increase in cash and cash equivalents during the first nine months of 1997.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $48.1 million as of September 30, 1997 and $50.5 million as of December 31, 1996. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and unrealized gains or (losses) on securities available for sale; and increased approximately $2.5 million since December 31, 1996. As of September 30, 1997, the Corporation's capital included $211,000 of unrealized gain on securities available for sale.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, was 11.0% at September 30, 1997.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1997:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:


                                                    IBT Bancorp
                                                                  Actual
                                          Required               09/30/97
                                         ------------          ------------
         Equity Capital                     4.00                   15.79
         Secondary Capital*                 4.00                    1.25
         Total Capital                      8.00                   17.04


  * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

                         PART II - OTHER INFORMATION


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IBT Bancorp, Inc.
                                 --------------------------------------------


Date:   November 7, 1997         /s/ David W. Hole
      --------------------       --------------------------------------------
                                 David W. Hole, President/CEO



                                 /s/ Dennis P. Angner
                                 --------------------------------------------
                                 Dennis P. Angner, Treasurer
                                 (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX


  EXHIBIT
    NO.                        DESCRIPTION
  -------                      -----------

    27                    FINANCIAL DATA SCHEDULE