Form 10-K405
period 1997-12-31
IBT BANCORP INC /MI/
filed 1998-03-23
CIK 842517

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                              -----------------   -----------------

Commission File Number:               0-18415
                        --------------------------------------------------------
                                IBT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                       38-2830092
     ------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       identification No.)

             200 East Broadway Street, Mt. Pleasant, Michigan      48858
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (517) 772-9471
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered

-------------------------------      -------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock - $6.00 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56,667,000 as of March 16, 1998.

The number of shares outstanding of the registrant's Common Stock ($6 par value) was 871,800 as of March 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                           Part of Form 10-K Incorporated into
         ---------                           -----------------------------------
IBT Bancorp, Inc. Proxy Statement
  for its Annual Meeting of                  Part III
  Shareholders to be held
  May 5, 1998

                                     PART I

ITEM 1.  BUSINESS
GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered bank holding company incorporated under Michigan law in September 1988. The Corporation has two subsidiaries: Isabella Bank and Trust and IBT Financial Services. Isabella Bank and Trust has one wholly owned subsidiary, IBT Agency. Its principal subsidiary, Isabella Bank and Trust has twelve banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. IBT Financial Services is a full service retail brokerage offering stocks, bonds and mutual funds to individuals. IBT agency is authorized to sell life insurance, casualty insurance, and fixed and variable annuities. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 24,000. Central Michigan University, with enrollment of 16,000 students, is the area's largest employer and provides a stable source of employment and income. Mount Pleasant, as a result of having a large state supported university within its boundaries and being centrally located between 4 cities of similar size, has a sizable retail shopping industry. Mt. Pleasant is also the base for the state's oil and gas production; Michigan is the 12th largest producer of oil and gas in the United States. Other economic activity in Isabella County includes farming, light industrial manufacturing and gaming at the Saginaw Chippewa Indian Tribe Reservation. The area's unemployment rate is approximately 3.0% and the average household income is $34,500.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank and focuses on providing high-quality, personalized service at a fair price. Based on deposits maintained by all financial institutions, the Bank's market share exceeded 50% of the total for Isabella County in both 1997 and 1996. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and charge card loans. Other financial related products include trust services, stocks, investment securities, bond, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The Bank limits lending activity to its local market and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and no corporate debt securities. The general lending philosophy of the Bank is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Bank's loan portfolio, as of December 31, 1997.

LOANS BY MAJOR LENDING CATEGORY:
  (in thousands)                                             Amount           %
                                                            --------         -----
Real Estate:
      One to four family residential                        $ 89,870          41.4
      Commercial and other                                    42,880          19.7
      Construction & Land Development                         10,674           4.9
                                                            --------         -----
                        Total Real Estate                    143,424          66.0

Commercial:
      Farmland & Agricultural Prod                             8,012           3.7
      State and political subdivisions                         2,706           1.2
      Commercial and other                                    26,260          12.1
                                                            --------         -----
                        Total Commercial                      36,978          17.0

Personal:
      Credit Cards                                             1,862           0.9
      Student Loans                                            2,457           1.1
      Other                                                   32,528          15.0
                                                            --------         -----
                        Total Personal                        36,847          17.0

                        TOTAL                               $217,249         100.0
                                                            ========         =====

First and second residential mortgages are the single largest category of loans (41.4% of total loans). The Bank offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgement about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. The Corporation has a policy that these loans may not exceed 5% of its total assets.

The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the Bank's loans have a loan-to-value ratio of less than 80%. When underwriting residential real estate loans, the Bank evaluates the borrower's ability to make monthly payments and the value of the property securing the loan. The Bank requires that the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income and that all debt servicing does not exceed 36% of income. In addition to the above requirements, the Bank reviews credit reports and verifies employment, income, and financial information. Appraisals are performed by independent appraisers. The Bank requires an escrow account for taxes and insurance on all loans with loan-to-value in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $200,000 require the approval of either the Bank's Board of Directors or its loan committee.

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

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial loans equaled 17.0% of the Bank's loan portfolio at December 31, 1997. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Bank minimizes its risk by limiting the amount of loans to any one borrower to $2.5 million. Borrowers with credit needs of more than $2.5 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Bank may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Bank requires annual financial statements, prepares cash flow analysis, and reviews credit reports. All commercial loan requests require the approval of two senior loan officers if the amount exceeds $200,000. Loan requests in excess of $200,000 require the approval of either the Bank's Board of Directors or its loan committee.

Consumer loans granted by the Bank include automobile loans, second mortgages, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. The Bank does not offer revolving home equity loans nor does it purchase dealer paper. Loan amortization is generally for a period of up to 5 years; except home improvement loans, which are amortized for up to 10 years. The Bank places underwriting emphasis on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold in the secondary market. All student loans are sold on the secondary market upon reaching a payout status.

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

PERSONNEL

As of December 31, 1997, the Corporation had one full-time employee, the Bank had 150 full-time equivalent employees, IBT Financial Services had three full-time employees, and IBT Agency has a dual employee arrangement with IBT Financial Services. The Corporation and the Bank provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

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

THE CORPORATION

The Corporation, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Corporation is registered as a bank holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board requires. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiaries.

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

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 22 and "Note I - Commitments and Other Matters" and "Note J - Regulatory Capital Matters" on pages 43 and 44, respectively.

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

ITEM 2.  PROPERTIES
The Corporation's offices are located in the main office building of the Bank. The Bank owns and operates all of its 12 facilities, which are located in Isabella, Montcalm and Clare counties in the State of Michigan. The Corporation's facilities current, planned, and best use is for transacting commercial and retail banking with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 1997.

                                                 Year                                           Net
                                               Facility              Approximate             Book Value
                                                Opened               Sq. Footage            12/31/97 (1)
                                              -----------         ------------------     ----------------
Main Office:
 200 East Broadway (2)
 Mt. Pleasant, Michigan                          1903                  27,640                 236,300

Main Office Extension:
 Customer Service Center
 139 East Broadway
 Mt. Pleasant, Michigan                          1985                  16,736                 573,298

Isabella County Branch Offices:
 1416 East Pickard (3)
 Mt. Pleasant, Michigan                          1983                   1,450                 535,638

 2133 South Mission (6)
 Mt. Pleasant, Michigan                          1976                   1,560                 428,851

 200 South University (4)
 Mt. Pleasant, Michigan                          1964                   1,795                  64,093

 1402 West High
 Mt. Pleasant, Michigan                          1973                   2,150                  49,734

 401 East Main Street (5)
 Blanchard, Michigan                             1911                   6,561                  26,684

500 East Wright Avenue
Shepherd, Michigan                               1980                   1,830                 199,677

3388 N. Woodruff Road                            1975                   5,400                  89,948
Weidman, Michigan

                                                 Year                                           Net
                                               Facility              Approximate            Book Value
                                                Opened               Sq. Footage           12/31/97 (1)
                                              -----------         ------------------    -----------------
1867 Winn Road
Beal City, Michigan                              1977                   1,100                 54,419

Montcalm County Branch Office:
313 W. Bridge Street (6)
Six Lakes, Michigan                              1966                   1,527                453,815

Clare County Branch Offices:
  532 N. McEwan Street
  Clare, Michigan                                1993                   7,300                481,938

  1125 N. McEwan Street
  Clare, Michigan                                1997                     525                433,446

(1) includes land and buildings
(2) substantially remodeled in 1986
(3) substantially remodeled in 1990
(4) partially remodeled in 1986 and 1988
(5) substantially remodeled in 1976 and partially remodeled in 1986
(6) substantially remodeled in 1992 and 1996


ITEM 3.  LEGAL PROCEEDINGS
The Corporation and the Bank are not involved in any material pending legal proceed ings. The Bank, because of the nature of its business, is at times subject to numerous pending and threatened legal actions which arises out of the normal course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on May 5, 1998.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:

                                                                            YEARS OF
      NAME                  AGE                      POSITION               SERVICE
      ----                  ---                      --------               --------

David W. Hole               60                   President and CEO             38
Mary Ann Breuer             58                   Secretary                     38
Dennis P. Angner            42                   Treasurer                     14

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 1996 through December 31, 1997 there were, so far as management knows, 51 sales of the Corporation's common stock. These sales involved 20,303 shares, as adjusted for a 10 percent stock dividend declared in December 1997 to be paid in March of 1998. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $59.09 per share in both the third and fourth quarters of 1997, and the lowest price was $40.91 per share in the first three quarters of 1996. The following is a summary of all known transfers since January 1, 1996. All of the information has been adjusted to reflect the stock dividend referred to above.


                                          Number of        Number of       Low         High
                        Date               Sales            Shares         Bid         Bid
                      1996:
              First Quarter                  3              1,449       $ 40.91     $ 40.91
             Second Quarter                  8             14,143         40.91       41.82
              Third Quarter                  6              1,168         40.91       43.64
             Fourth Quarter                  1                155         43.64       43.64

                      1997:
              First Quarter                  9                582         45.45       50.00
             Second Quarter                  9                800         45.45       57.27
              Third Quarter                  7                701         57.27       59.09
             Fourth Quarter                  8              1,525         59.09       59.09

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10 percent stock dividend.

                                                               1997               1996
                                                            --------            --------
              First Quarter                                 $   0.23            $   0.21
             Second Quarter                                     0.23                0.22
              Third Quarter                                     0.23                0.22
             Fourth Quarter                                     0.79                0.73
                                                           ---------            --------
                                           Total           $    1.48            $   1.38
                                                           =========            ========

IBT Bancorp's authorized stock consists of 4,000,000 shares, of which 792,455 shares are issued (871,800 after the stock dividend payable March 2, 1998) with a par value of $6 per share. As of year end 1997, there were 875 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA


                       SUMMARY OF SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                         1997         1996         1995         1994         1993
                                         ----         ----         ----         ----         ----
INCOME STATEMENT DATA:
Total interest income                 $ 22,730     $ 21,698     $ 19,852     $ 17,991     $ 17,901
Net interest income                     12,196       11,741       10,855       10,280        9,737
Provision for loan losses                  386          500          475          475          400
Net income                               3,609        3,340        2,958        2,802        2,607


BALANCE SHEET DATA:
End of year assets                    $318,731     $298,742     $281,505     $263,203     $249,367
Daily average assets                   303,088      289,308      265,860      255,399      240,342
Daily average deposits                 270,311      259,240      238,761      230,598      217,954
Daily average loans/net                213,757      196,783      177,109      159,556      142,970
Daily average equity                    29,591       26,954       24,313       22,316       19,892

PER SHARE DATA: (1)
Net income                            $   4.17     $   3.90     $   3.50     $   3.36     $   3.18
Cash dividends                            1.48         1.38         1.20         1.13         1.03
Book value (at year end)                 35.52        32.49        30.33        26.81        25.08

FINANCIAL RATIOS:
Shareholders' equity to assets            9.71%        9.37%        9.17%        8.56%        8.34%
Net income to average equity             12.20        12.39        12.17        12.56        13.10
Cash dividend payout to net income       35.38        35.60        34.27        33.67        32.15
Net income to average assets              1.19         1.15         1.11         1.10         1.08



(1) Retroactively restated in 1997 for the 10% stock dividend declared on December 15, 1997, payable March 2, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following schedules present the daily average amount outstanding for each major category (at historical cost) of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding.

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY:
                     INTEREST RATE AND INTEREST DIFFERENTIAL

                                                   1997                               1996                           1995
                                                   ----                               ----                           ----
                                                   Tax        Average                  Tax     Average                Tax    Average
                                     Average    Equivalent    Yield/     Average    Equivalent  Yield/  Average    Equivalent Yield/
                                     Balance     Interest      Rate      Balance     Interest    Rate   Balance     Interest   Rate
                                     -------    ----------    -------    -------    ----------  ------  -------    ---------- ------
INTEREST EARNING ASSETS:
  Loans                             $216,612   $  18,865      8.71%     $199,277     $17,690    8.88%  $179,355     $15,972   8.91%
  Taxable investment securities       42,438       2,688      6.33        46,505       3,280    7.05     43,329       2,660   6.14
  Nontaxable investment securities    14,053         967      6.88        15,524         788    5.08     16,271       1,258   7.73
  Federal funds sold                   9,700         524      5.40         7,983         419    5.25      7,564         422   5.58
  Other                                1,441         108      7.49           431          27    6.26        336          20   5.95
                                    --------   ---------      ----      --------     -------    ----   --------     -------   ----
            TOTAL EARNING ASSETS     284,244      23,152      8.15       269,720      22,204    8.23    246,855      20,332   8.24

NONEARNING ASSETS:
  Allowance for loan losses           (2,855)                             (2,494)                        (2,247)
  Cash and due from banks             10,380                              11,136                         10,945
  Premises and equipment               5,727                               5,449                          5,218
  Accrued income and other assets      5,592                               5,497                          5,089
                                    --------                            --------                       --------
                    TOTAL ASSETS    $303,088                            $289,308                       $265,860
                                    ========                            ========                       ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits  $ 38,875       1,044      2.69      $ 39,876       1,091    2.74     42,010       1,277   3.04
  Savings deposits                    70,517       2,291      3.25        68,667       2,165    3.15     63,825       1,865   2.92
  Time deposits                      122,525       7,199      5.88       114,279       6,701    5.86    100,064       5,855   5.85
                                    --------   ---------      ----      --------     -------    ----   --------    --------  -----
      TOTAL INTEREST BEARING
      LIABILITIES                    231,917      10,534      4.54       222,822       9,957    4.47    205,899       8,997   4.37

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                       38,394                         36,418                            32,862
  Other                                  3,186                          3,114                             2,786
  Shareholders' equity                  29,591                         26,954                            24,313
                                     ---------                      ---------                          --------
       TOTAL LIABILITIES AND EQUITY   $303,088                       $289,308                          $265,860
                                      ========                       ========                          ========

NET INTEREST INCOME (FTE)                      $  12,618                             $12,247                         $ 11,335
                                               =========                             =======                         ========

NET YIELD ON INTEREST EARNING ASSETS (FTE)                    4.44%                              4.54%                        4.59%
                                                              ====                               ====                         ====

RESULTS OF OPERATIONS

The Corporation achieved record net income for the eleventh consecutive year in 1997 with earnings of $3,609,000, an 8.1% increase over 1996. Earnings per share were $4.17, an increase of $0.27 over 1996 and $0.67 over 1995.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a bank to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.19% in 1997, 1.15% in 1996, and 1.11% in 1995. Return on average equity indicates how effectively a bank is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 12.20% in 1997, 12.39% in 1996, and 12.17% in 1995.

NET INTEREST INCOME

The Corporation derives the majority of its income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities, and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. In accordance with Statement of Financial Accounting Standards (SFAS) No. 91, interest income includes loan fees of $599,000 in 1997; $754,000 in 1996; and $601,000 in 1995. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                       1997 Compared to 1996            1996 Compared to 1995
                                                     Increase (Decrease) Due to      Increase (Decrease) Due to
                                                     --------------------------      --------------------------

                                                   Volume      Rate        Net       Volume      Rate       Net
                                                  -------    ------     -------     -------     -----     -------
CHANGES IN INTEREST INCOME:
     Loans                                        $ 1,515    $ (340)    $ 1,175     $ 1,769     $ (51)    $ 1,718
     Taxable investment securities                   (273)     (319)       (592)        205       415         620
     Nontaxable investment securities                 (80)      259         179         (55)     (415)       (470)
     Federal funds sold                                92        13         105          23       (26)         (3)
     Other                                             75         6          81           6         1           7
                                                  -------    ------     -------     -------     -----     -------
          TOTAL CHANGES IN INTEREST INCOME          1,329      (381)        948       1,948       (76)      1,872

CHANGES IN INTEREST EXPENSE:
     Interest bearing demand deposits                 (27)      (20)        (47)        (63)     (123)       (186)
     Savings deposits                                  59        67         126         147       153         300
     Time deposits                                    484        14         498         834        12         846
                                                  -------    ------     -------     -------     -----     -------
         TOTAL CHANGES IN INTEREST EXPENSE            516        61         577         918        42         960

  NET CHANGE IN FTE NET INTEREST INCOME$          $   813    $ (442)    $   371     $ 1,030     $(118)    $   912
                                                  =======    ======     =======     =======     =====     =======

Changes in net interest income from period to period result from changes in the average balances (volume) of interest earning assets and interest bearing liabilities and the average rate earned and paid on such assets and liabilities. As shown in Tables 1 and 2, when comparing 1997 to 1996 fully taxable equivalent
(FTE) net interest income increased $371,000 or 3.0%. A 5.4% increase in interest earning assets provided $1,329,000 of FTE interest income. The majority of this growth was funded by a 4.1% increase in interest bearing deposits, resulting in $516,000 of additional interest expense. Overall, changes in volume resulted in $813,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.08%, decreasing FTE interest income by $381,000 and the average rate paid on deposits increased by 0.7%, increasing interest expense by $61,000. The net change related to interest rates earned and paid was a $442,000 reduction in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.44% in 1997 versus 4.54% in 1996. The 0.10% decrease in the net interest yield was primarily a result of the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. The percentage of assets funded with these deposits increased from 49.6% in 1996 to 51.6%. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue. An additional factor in the decline of interest rate margins is the intense interest rate competition for new commercial and consumer loans. Rates charged for loans in relation to deposit costs has continually declined over the past several years.

In January 1998, Isabella Bank and Trust entered into an agreement to purchase these deposits of three Old Kent Bank branches. The details of the purchase can be found in Note K - Subsequent Events. The impact of this purchase on net interest margin yield will be significant. Management calculates that the yield will decline approximately 40 basis points in 1998. The primary factor for the decline is that the Bank will invest the majority of the proceeds from the purchase in investment securities, which have significantly lower yields than loans. Management does not expect the majority of these deposits to be invested in loans for three to five years. The purchase will also have an adverse impact on the Corporation's net income, return on equity, and per share income over the next two to three years. Long term, the management of the Corporation expects the impact on operating results to be positive.

In addition to the impacts of changes in asset and liability mix and the purchase of the branches will have on the Corporation's interest income, changes in interest rates also exert considerable influence. Management expects interest rates to remain steady during 1998. Based on this expectation and the Corporation's asset and liability repricing characteristics, management calculates that the Corporation's FTE net interest margin as a percentage of average assets will be further decreased by lower rates. Due to the many factors that can affect net interest income, interest income earned cannot be predicted with any certainty.

Net interest income increased $912,000 to $12.2 million in 1996 from $11.3 million in 1995. As shown in Tables 1 and 2, in 1996 (FTE) interest income increased $1,948,000, from a 9.2% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by an 8.2% increase in interest bearing deposits that resulted in additional interest expense of $918,000. Overall, the Corporation earned an additional $1,030,000 in FTE interest income as a result of volume. The average rate earned in 1996 decreased by .01%, decreasing FTE interest income by $76,000 and the average rate paid on deposits increased by 10 basis points, increasing interest expense by $42,000. The net result of increased interest rates earned and paid reduced FTE net interest income by $118,000.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 76.3% of the Corporation's total year end deposits, and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, both the Board of Directors and senior management spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential future losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 0.8% in 1997 and 15.8% in 1996. The allowance for loan losses as a percentage of total outstanding loans at year end 1997 was 1.23% compared to 1.22% at December 31, 1996. The Corporation's net charged off loans as a percentage of average loans was 0.15% in 1997 and 0.06% in 1996.

                    TABLE 3. SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in Thousands)

The following is a summary of loan balances at the end of each period and their daily average balances, changes in the allowance for possible loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                                   December 31

                                                      1997            1996           1995            1994            1993
                                                      ----            ----           ----            ----            ----
Amount of loans outstanding
  at the end of period                            $  217,249      $  215,455       $ 185,996        $173,939       $ 154,608
                                                  ==========      ==========       =========        ========       =========
Average amount of loans
  outstanding for the period                      $  216,612      $  199,277       $ 179,355        $161,669       $ 144,905
                                                  ==========      ==========       =========        ========       =========
Summary of changes in allowance:
  Allowance for loan losses - January 1           $    2,621      $    2,248       $   2,083        $  1,854       $   1,686
    Loans charged off:
      Commercial and agricultural                        230             166             334             375             350
      Real estate mortgage                               181              36               4               5              10
      Installment                                        164             173             161             181             123
                                                  ----------     -----------       ---------        --------       ---------
                         TOTAL LOANS CHARGED OFF         575             375             499             561             483
    Recoveries:
      Commercial and agricultural                        124             146             109             247             158
      Real estate mortgage                                 2                                               2              19
      Installment                                        119             102              80              66              74
                                                  ----------     -----------       ---------        --------       ---------
                                TOTAL RECOVERIES         245             248             189             315             251
                                                  ----------     -----------       ---------        --------       ---------
    Net charge offs                                      330             127             310             246             232
    Provision charged to income                          386             500             475             475             400
                                                  ----------     -----------       ---------        --------       ---------
         ALLOWANCE FOR LOAN LOSSES - DECEMBER 31  $    2,677     $     2,621       $   2,248        $  2,083       $   1,854
                                                  ==========     ===========       =========        ========       =========

  Ratio of net charge offs during the
    year to average loans outstanding                   0.15%           0.06%           0.17%          0.15%            0.16%
                                                        ====            ====            ====           ====             ====
  Ratio of the allowance for loan losses
    to loans outstanding at year end                    1.23%           1.22%           1.21%          1.20%            1.20%
                                                        ====            ====            ====           ====             ====

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 1997 and 1996 equaled 0.24% and 0.25% of total loans, respectively. The Bank's policy, including a loan considered impaired under SFAS No. 118, is to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, it is determined that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                          TABLE 4. NONPERFORMING LOANS
                             (Dollars in Thousands)

The following loans are all the credits which require classification for state or federal regulatory purposes.

                                                                              December 31
                                                                1997    1996    1995    1994    1993
                                                                ----    ----    ----    ----    ----

Nonaccrual loans                                                $292            $262    $347    $205
Accruing loans past due 90 days or more                          235    $441     590     183     303
Restructured loans                                                       107                      19
                                                                ----    ----    ----    ----    ----

                              TOTAL NONPERFORMING LOANS         $527    $548    $852    $530    $527
                                                                ====    ====    ====    ====    ====


As of December 31, 1997, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 1997. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 40.8% to commercial and agricultural loans; 21.8% to real estate loans; 29.2% to installment loans; and 8.2% unallocated. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in Thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:


                                                                        December 31
                                   1997                   1996                 1995                  1994               1993
                                   ----                   ----                 ----                  ----               ----
                                     % of Each             % of Each             % of Each             % of Each          % of Each
                                      Category             Category              Category              Category            Category
                            Allowance to Total  Allowance   to Total   Allowance  to Total   Allowance  to Total  Allowance to Total
                             Amount   Loans      Amount      Loans      Amount     Loans       Amount    Loans     Amount     Loans
                            --------- --------  ---------   ---------  ---------  ---------  ---------  --------- --------- --------
Commercial and agricultural  $1,093   17.02%    $1,110       18.60%    $1,079      18.06%    $  915     19.01%    $  745      21.94%
Real estate mortgage            584   66.02        384       64.05        278      62.22        249     60.91        318      60.97
Installment                     782   16.96        928       17.35        707      19.72        706     20.08        644      17.09
Impaired loans                                                              5                    50
Unallocated                     218                199                     179                   163                  147
                             ------  ------    -------      ------     ------     ------     ------    ------     ------     ------

                  TOTAL      $2,677  100.00%   $ 2,621      100.00%    $2,248     100.00%    $2,083    100.00%   $1,854      100.00%
                             ======  ======    =======      ======     ======     ======     ======    ======    ======      ======

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, and fees for other financial services. Noninterest income decreased $90,000 or 4.1% in 1997 when compared to 1996. The most significant change was a $295,000 decrease in automatic teller machine fees. In December 1996, a major contract for providing ATM services was not renewed. During 1996, services provided under this contract generated $300,000 in revenue. The decline in revenue was partially offset by decreases in ATM operating costs, depreciation expense, and additional interest income due to a substantial decrease in vault cash. Other changes in noninterest income included a $37,000 increase in brokerage commissions, a $41,000 increase in trust fees, a $42,000 increase in overdraft fees, a $52,000 gain on the sale of ATM equipment, and a $34,000 increase in gains on the sale of residential real estate mortgages.

Included in other operating income is a $154,000 gain from the sale of $15.8 million in mortgages during 1997 versus a $120,000 gain on the sale of $18.8 million for 1996. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 1997, all 15 and 30 year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained. The gain on sale in 1997 and 1996 was calculated under the provisions of SFAS No. 125.

Total noninterest income increased $219,000 or 11.1% in 1996 when compared to 1995. The most significant changes were a $65,000 increase in automatic teller machine fees, a $48,000 gain on sale of student loans, a $44,000 increase in brokerage fees, and a $27,000 decrease in trust fees.

NONINTEREST EXPENSES

Controlling noninterest expenses is important to maintain adequate and satisfactory profitability. Noninterest expenses increased $15,000 or 0.2% in 1997 when compared with 1996. Noninterest expense declined from 3.04% of average assets in 1996 to 2.91% in 1997. The largest component of noninterest expense is salaries and employee benefits, which increased $241,000 or 5.2%. The majority of this increase was related to normal merit and promotional salary increases and additional staff. Salaries and benefits equaled 1.60% of average assets during 1997, and 1.59% during 1996 and 1995.

Occupancy and furniture and equipment expenses decreased $243,000 or 13.6% in 1997. The majority of this decrease was associated with a $72,000 decrease in automatic teller machine operating costs, a $61,000 decrease in computer operations expenses, and a $77,000 decline in building and equipment depreciation.

Other noninterest expenses increased $17,000, or 0.7%. The most significant increases were $31,000 in FDIC insurance premiums and $86,000 in other real estate expenses. These increases were offset by a $73,000 decrease in donations and a $20,000 decrease in printing and office supplies.

Noninterest expense increased $468,000 or 5.6% in 1996 when compared with 1995. Salaries and employee benefits increased $373,000 or 8.8%. The majority of this increase was related to normal merit and promotional salary increases and additional staff. Occupancy and furniture and equipment expenses increased $217,000 or 13.7% in 1996. The majority of this increase was associated with automatic teller machine operating costs, computer operations, furniture and equipment depreciation, and building repairs. Other noninterest expenses decreased $121,000, a 4.8% decrease. The most significant increases were in donations, printing and supplies, State of Michigan single business tax, and marketing. These increases were offset by decreases in FDIC premiums and other real estate expenses.

FEDERAL INCOME TAXES

Federal income tax expense for 1997 was $1,490,000 or 29.2% of pre-tax income compared to $1,295,000 or 27.9% of pre-tax income in 1996 and $1,065,000 or 26.5% in 1995. The continuing increase in income tax expense as a percentage of income is attributable to a decrease in non taxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note E, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF CONDITION

Total assets were $318.7 million at December 31, 1997, an increase of $20.0 million or 6.7% over year end 1996. Asset growth was primarily funded by a $16.9 million increase in deposits and a $3.0 million increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 1997, the Corporation's net holding of investment securities increased $4.6 million. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, long term U.S. government and agency notes, and mortgage backed securities. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation and pay regular monthly amortized principal and interest. These investments have less than 10 years to final maturity. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO
                             (Dollars in Thousands)

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                        December 31
       Available for sale:                      1997       1996       1995
                                              -------    -------    -------

U.S. Treasury and U.S. government agencies    $42,682    $37,905    $43,723
States and political subdivisions              14,709     12,579     12,898
                                              -------    -------    -------
                                              $57,391    $50,484    $56,621
                                              =======    =======    =======



Held to maturity                                1997       1996       1995
                                              -------    -------    -------

U.S. Treasury and U.S. government agencies     $3,306     $4,163     $3,852
States and political subdivisions               2,388      3,963      4,796
Other securities                                1,466      1,369        336
                                              -------    -------    -------
                                               $7,160     $9,495     $8,984
                                              =======    =======    =======

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. government agency securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity. Other securities consist solely of Federal Reserve Bank and Federal Home Loan Bank stock, which are restricted investments and have no contractual maturity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, collateralized mortgage obligations, zero coupon bonds, nongovernment agency asset backed securities, corporate bonds, and structured notes.

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 1997. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.


TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE YIELDS
                             (Dollars in Thousands)

                                                                            Maturing
                                        -------------------------------------------------------------------------------------
                                                                  After One            After Five
                                                                  Year but              Years but
                                            Within                  Within               Within         Investments with no
                                           One Year               Five Years            Ten Years       contractual maturity
                                        Amount   Yield        Amount     Yield       Amount    Yield      Amount    Yield
                                        ------   -----        ------     -----       ------    -----      ------    -----
Available for sale:
U.S. Treasury and U.S.
  government agencies                  $11,969    6.08%      $28,617      6.31%     $2,096      6.51%
States and political
  subdivisions                           4,021    6.99         7,804      7.54       2,884      7.29
                                       -------               -------                ------
                         TOTAL         $15,990    6.31%      $36,421      6.57%     $4,980      6.96%
                                       =======               =======                ======

Held to maturity:
U.S. Treasury and U.S                  $ 1,347    6.88%      $ 1,506      5.98%     $  453      8.31%
  government agencies
States and political                       560    6.99           947      7.51         881      7.64
  subdivisions
Other securities                                                                                        $1,466       7.47%
                                       -------               -------                ------              ------
                         TOTAL         $ 1,907    6.91%      $ 2,453      6.57%     $1,334      7.87%   $1,466       7.47%
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

                             TABLE 8. LOAN PORTFOLIO
                             (Dollars in Thousands)

                                                                                December 31
                                                   1997            1996           1995            1994            1993
                                                   ----            ----           ----            ----            ----
Commercial and agricultural                      $ 36,978       $  40,068      $  33,585       $  33,062       $  33,926
Real estate mortgage                              143,424         137,998        115,718         105,953          94,264
Installment                                        36,847          37,389         36,693          34,924          26,418
                                                ---------       ---------      ---------       ---------       ---------
                        TOTAL LOANS              $217,249        $215,455       $185,996        $173,939        $154,608
                                                 ========        ========       ========        ========        ========

Total loans increased $1.8 million in 1997. The increase was primarily in residential real estate mortgages. During 1997, a total of 4,782 new loans were granted for a total of $101.1 million.

DEPOSITS

Total deposits were $284.6 million at year end 1997, a 6.3% increase over 1996. Average deposits increased 4.3% in 1997 and 8.6% in 1996. During 1997, average noninterest bearing deposits increased 5.4%, interest bearing demand deposits decreased 2.5%, savings deposits increased 2.7%, and time deposits increased 7.2%. Time deposits over $100,000 as a percentage of total deposits equaled 7.4% and 5.2% as of December 31, 1997 and 1996, respectively.


                            TABLE 9. AVERAGE DEPOSITS
                             (Dollars in Thousands)

                                                           1997                       1996                   1995
                                                           ----                       ----                   ----
                                                     Amount    Rate          Amount     Rate         Amount     Rate
                                                   --------    ----       ---------     ----       ---------    ----
Noninterest bearing demand deposits                $ 38,394               $  36,418                $  32,862
Interest bearing demand deposits                     38,875    2.69%         39,876     2.74%         42,010    3.04%
Savings deposits                                     70,517    3.25          68,667     3.15          63,825    2.92
Time deposits                                       122,525    5.88         114,279     5.86         100,064    5.85
                                                   --------                 ---------                ---------

                                           TOTAL   $270,311                 $ 259,240                $ 238,761
                                                   ========                 =========                =========



       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000
                             (Dollars in Thousands)

                                                                             December 31
                                                      1997                      1996                     1995
                                                      ----                      ----                     ----
Maturity:
     Within 3 months                               $  9,406                  $  5,095                   $2,043
     Within 3 to 6 months                             6,523                     2,825                    1,504
     Within 6 to 12 months                            2,439                       418                    2,138
     Over 12 months                                   2,777                     5,666                    4,174
                                                   --------                  --------                   ------
                                           TOTAL   $ 21,145                  $ 14,004                   $9,859
                                                   ========                  ========                   ======

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to its customers. The Bank's trust department also offers a variety of financial products in addition to traditional estate services. Competition from other financial institutions in Isabella County, the Bank's primary market, has an impact on both the amount of and the cost of deposits. Isabella County has a population of less than 60,000 people and is serviced by eight financial institutions with 24 locations. This competition results in a higher cost of funds than would otherwise exist. Generally, deposit rates in Isabella County are higher than in the major metropolitan areas in the state. Currently, the Bank's market share of deposits in Isabella County is slightly in excess of 50%.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and unrealized net gains on securities available for sale. Total capital increased approximately $3.0 million in 1997. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of the Plan, the Corporation issued 8,998 shares of common stock generating $479,000 of capital during 1997, and 9,966 shares of common stock generating $433,000 of capital in 1996.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses, was 10.5% at year end 1997. The purchase of the three branches from Old Kent Bank is a significant capital expenditure. The addition of approximately $52 million in assets and the subtraction from regulatory capital of the $5.2 million in deposit premiums will result in a 2.7% reduction in primary capital.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 1997:

                 Percentage of Capital to Risk Adjusted Assets:

                              Required               IBT Bancorp
                              --------               -----------
           Equity Capital         4.00%                    16.13%
        Secondary Capital         4.00                      1.25
                             ---------               -----------

            Total Capital         8.00%                    17.38%
                             =========               ===========

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary bank, Isabella Bank and Trust. At December 31, 1997, Isabella Bank and Trust exceeded these minimums. For further information regarding Isabella Bank and Trust's capital requirements, refer to Note J, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 1997 and 1996, cash and cash equivalents equaled 8.9% and 5.1% of total assets, respectively. Net cash provided from operations was $4.8 million in 1997 and $5.7 million in 1996. Net cash provided by financing activities equaled $16.1 million in 1997 and $13.9 million in 1996. The Corporation's investing activities used $7.5 million in 1997 and $26.1 million in 1996. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $13.4 million increase in 1997 and a $6.6 million decrease in 1996.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $57.4 million as of December 31, 1997 and $50.5 million as of December 31, 1996. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation did not borrow from any of these secondary sources during 1997 or 1996. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $217.2 million in total loans, $15.7 million are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1.0 million which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 1997, the Corporation had $22.1 million more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

In addition to the gap analysis, the Corporation utilizes a computer simulation to project interest margins into the future. These projections are based on the repricing characteristics and cash flows of the Corporation's interest earning assets and interest bearing deposits. By using different prepayment assumptions and interest rate and balance sheet scenarios, the Corporation can measure the effect of changes in interest rates on its net interest margin and adjust its position to minimize any change. The gap and interest rate risk reports are reviewed regularly by the Corporation's Asset and Liability Management Committee. The Corporation does not use interest rate swaps or derivatives in the management of interest rate risk.

                       TABLE 11. INTEREST RATE SENSITIVITY
                             (Dollars in Thousands)

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 1997. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.


                                                     0 to 3       4 to 12       1 to 5         Over 5
                                                     Months       Months         Years         Years
                                                   --------      --------      ---------     --------
INTEREST SENSITIVE ASSETS:
  Federal funds sold                               $ 17,500
  Investment securities                               7,719      $ 10,178      $  38,874     $  7,780
  Loans                                              34,962        42,409        130,964        8,622
                                                   --------      --------      ---------     --------
                                       TOTAL       $ 60,181      $ 52,587      $ 169,838     $ 16,402
                                                   --------      --------      ---------     --------

INTEREST SENSITIVE LIABILITIES:
  Time deposits                                    $ 21,731      $ 53,084      $  57,725     $    178
  Savings                                            43,838         2,061         11,303       13,539
  Interest bearing demand                            10,908         3,273         14,491        9,220
                                                   --------      --------      ---------     --------
                                       TOTAL       $ 76,477      $ 58,418      $  83,519     $ 22,937
                                                   --------      --------      ---------     --------

Cumulative gap                                     $(16,296)     $(22,127)     $  64,192     $ 57,657
Cumulative gap as a % of assets                       (5.11)%       (6.94)%        20.14%       18.09%



                TABLE 12. LOAN MATURITY AND INTEREST SENSITIVITY
                             (Dollars in Thousands)

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 1997. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                                   Due in
                                                                    1 Year        1 to 5    Over 5
                                                                   or Less        Years     Years     Total
                                                                   -------      --------   ------   --------
Commercial and agricultural                                        $ 22,788     $ 13,222   $  968   $ 36,978
                                                                   ========     ========   ======   ========

Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                           $ 12,138     $    836
    Variable interest rates                                           1,084          132
                                                                   --------     --------
                                    TOTAL                          $ 13,222     $    968
                                                                   ========     ========

THE YEAR 2000

The year 2000 poses a significant risk to financial institutions because of their reliance on automation to manage information. If an automated computer application failed to work properly, it would be difficult, if not impossible, to conduct business. There are three basic risk areas: (1) application software and hardware, (2) spillover business risk, and (3) systemic.

APPLICATION SOFTWARE AND HARDWARE

Isabella Bank and Trust relies solely on outside vendors to provide its main operating system. The main operating system processes customer information and internal accounting information. The failure of any one of its components to be year 2000 compliant could result in financial loss and/or the loss of customer and investor confidence. Primary components of the system include an IBM AS400, an NCR sorter and reader, bank application software from the Peerless Group, and trust services software from Sunguard. Secondary components of the system include an ATM (automatic teller machine) controller and ATMs, automatic clearing house interface system (direct deposit), and loan and deposit documentation software.

The AS400 was updated in 1997 and is year 2000 compliant. Other primary and secondary components of the system are at various stages of compliance. The Bank's management is closely monitoring the progress of all its vendors in becoming compliant. The Bank has on file the progress, plans, and timetable for each vendor to complete their year 2000 upgrades. Based on this information, the Bank expects all vendors to be substantially compliant by December 1998. These systems not only need to be made compliant, but must also be thoroughly tested. The Bank's internal audit department, with the assistance of its independent outside auditors, will perform testing. Testing is scheduled to begin in the summer of 1998 with a target completion date of March 1999.

In addition to the above systems, the Bank utilizes stand alone personal computers and programs in its day to day activities. The Bank is currently in the process of testing the software and hardware of each personal computer for year 2000 compliance. Any computer or software that fails to be compliant will be replaced in 1998.

SPILLOVER BUSINESS RISK

Many of the Bank's loan customers utilize computers in their day to day operations. Failure of customers to make the necessary adjustments could lead to a loss of business and loss of asset value and could create credit risk for the Bank. Management is reviewing all commercial extensions of credit over $50,000 to identify customers, based on the products or services that are most likely to have year 2000 compliance issues. These customers will be individually contacted to assess their current state of readiness. Customers that are found to have year 2000 compliance issues will be asked to provide the Bank with periodic updates on their progress in becoming compliant.

Additionally, a survey has been developed to assist other commercial borrowers in identifying their year 2000 risks. The Bank is currently developing plans to make resources available to businesses that request our assistance in assessing their risks.

SYSTEMIC

Banks have extensive institutional linkages. Critical linkages include the correspondent relationships for Federal funds sales and purchases, investment security book safekeeping, the Federal Reserve wire transfer and automatic clearing house systems, and check processing systems. Each one of these is an important component of the payment system. The failure of any one of these systems could create an inability for the Bank to conduct business as usual. The Bank exerts no control over these systems and/or the organizations that provide these linkages. A problem in one part of the payment or settlement systems would quickly affect the entire system. Other less critical linkages include ATM networks, credit reporting systems, mortgage loans sold delivery systems, and credit card processing networks. The Bank is requesting that providers of the above services furnish periodic updates of progress in updating their systems for the year 2000 and is reviewing its options if any one of the above systems fail.

Based on the information currently available, the cost of becoming year 2000 compliant will not have a material impact on the Corporation's financial position or results of operation. However, if the Corporation's vendors or customers are unable to resolve this issue in a timely manner, it could result in a material financial risk. Accordingly, the Corporation plans to devote all necessary resources to becoming year 2000 compliant in a timely manner.

SUPERVISION AND REGULATION

IBT Bancorp is subject to supervision and regulation by the Federal Reserve Board, under the Bank Holding Company Act of 1956, as amended. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it.

Isabella Bank and Trust is chartered by the State of Michigan and is supervised and regulated by the Financial Institutions Bureau of the State of Michigan. The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law.

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


ITEM 7(A)  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to agricultural and oil and gas concerns, and holds no trading account assets. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows.

Interest rate risk ("IRR") is the exposure to the Corporation's net interest income, its primary source of income, to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest bearing liabilities. Interest rate risk is the fundamental method in which financial institutions earn income and create shareholder value. Excessive exposure to interest rate risk could pose a significant risk to the Corporation's earnings and capital.

The Federal Reserve, the Corporation's primary Federal regulator, has adopted a policy requiring the Board of Directors and senior management to effectively manage the various risks that can have a material impact on the safety and soundness of the Corporation. The risks include credit, interest rate, liquidity, operational, and reputational. The Corporation has policies, procedures and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to the Board of Directors.

The Corporation uses several techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and mortgage backed securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates, for residential mortgages the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits are estimated based on historical experience. Time deposits have penalties which discourage early withdrawals.

The second technique used in the management of interest rate risk is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows and projected future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 1997 the Corporation's interest income would decline during a period of decreasing interest rates.

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 1997. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.


Quantitative Disclosures of Market Risk

                                                                                                                        Fair Value
                                              1998       1999      2000       2001        2002    Thereafter    Total    12/31/97
                                            --------------------------------------------------------------------------------------
Rate sensitive assets:
  Other interest bearing assets            $17,500                                                           $ 17,500   $ 17,500
    Average interest rates                    5.45%                                                              5.45%
  Fixed interest rate securities           $17,897     $11,932   $10,199   $ 8,857     $ 7,886     $ 7,780   $ 64,551   $ 64,622
    Average interest rates                    5.76%       6.16%     6.07%     5.94%       5.71%       6.57%      5.93%
  Fixed interest rate loans                $61,674     $48,840   $43,464   $26,482     $14,629     $ 6,438   $201,527   $202,603
    Average interest rates                    8.29%       8.25%     8.39%     8.10%       7.54%       8.00%      8.21%
  Variable interest rate loans             $12,425     $ 2,099   $   949   $    91     $    26     $   132   $ 15,722   $ 15,722
    Average interest rates                   10.23%       9.93%     9.42%    10.05%      10.76%      10.16%     10.23%

Rate sensitive liabilities:
  Savings and NOW accounts                 $44,560     $13,382   $10,922   $ 9,686     $ 8,976     $21,107   $108,633   $108,633
    Average interest rates                    3.73%       2.81%     2.80%     2.79%       2.78%       2.65%      3.15%
  Fixed interest rate time deposits        $73,813     $21,918   $12,132   $12,862     $10,818     $   179   $131,722   $131,325
    Average interest rates                    5.65%       6.10%     6.40%     6.52%       6.54%       7.13%      5.96%
  Variable interest rate time deposits        $640     $   357                                               $    997   $    997
    Average interest rates                    5.58%       5.58%                                                  5.58%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 29 through 45 of this report:

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

                         Report of Independent Auditors




Board of Directors and Shareholders
IBT Bancorp

We have audited the accompanying consolidated balance sheets of IBT Bancorp and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.




                              Rehmann Robson, P.C.
Saginaw, Michigan
January 23, 1998

                        Andrews, Hooper & Pavlik, P.L.C.
                         Report of Independent Auditors



Board of Directors
IBT Bancorp


We have audited the accompanying consolidated statement of income, changes in shareholders' equity, and cash flows of IBT Bancorp and subsidiaries as of December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements of IBT Bancorp and subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.



                                    Andrews Hooper & Pavlik, P.L.C.


February 2, 1996

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                           DECEMBER 31
                                                                       1997         1996
                                                                       ----         ----
ASSETS
     Cash and demand deposits due from banks -- Note I                $11,005     $11,945
     Federal funds sold                                                17,500       3,175
                                                                     --------    --------
                      CASH AND CASH EQUIVALENTS                        28,505      15,120


     Investment securities -- Note B
       Securities available for sale (Amortized cost of
         $56,985 in 1997 and $50,300 in 1996)                          57,391      50,484
       Securities held to maturity (Fair value of
         $7,231 in 1997 and $9,509 in 1996)                             7,160       9,495
                                                                     --------    --------
                      TOTAL INVESTMENT SECURITIES                      64,551      59,979

     Loans -- Notes C and H
       Commercial                                                      36,978      40,068
       Real estate mortgage                                           143,424     137,998
       Installment                                                     36,847      37,389
                                                                     --------    --------
                                    TOTAL LOANS                       217,249     215,455
     Less allowance for loan losses -- Note C                           2,677       2,621
                                                                     --------    --------
                                      NET LOANS                       214,572     212,834
     Premises and equipment -- Note A                                   5,831       5,623
     Accrued interest receivable                                        2,000       2,059
     Other assets                                                       3,272       3,127
                                                                     --------    --------
                                   TOTAL ASSETS                      $318,731    $298,742
                                                                     ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
       Noninterest bearing                                            $43,207     $41,923
       NOW accounts                                                    37,892      39,886
       Certificates of deposit and other savings                      182,314     171,836
       Certificates of deposit over $100                               21,145      14,004
                                                                     --------    --------
                                 TOTAL DEPOSITS                       284,558     267,649
     Accrued interest and other liabilities                             3,215       3,093
                                                                     --------    --------
                              TOTAL LIABILITIES                       287,773     270,742

     Shareholders' Equity -- Note I Common stock -- $6 par value:
        4,000,000 shares authorized;
        792,455 shares issued and outstanding
        (783,457 shares at December 31, 1996)                           4,755       4,701
     Capital surplus                                                   13,687      13,262
     Retained earnings                                                 12,248       9,916
     Unrealized gain on securities available for sale, net
        of deferred income taxes of $138 in 1997 and $62
        in 1996                                                           268         121
                                                                     --------    --------
                     TOTAL SHAREHOLDERS' EQUITY                        30,958      28,000
                                                                     --------    --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $318,731    $298,742
                                                                     ========    ========

See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)

                                                                                                           Unrealized
                                                                                                            Net Gain
                                                                                                            (Loss) on
                                                  Number of                                                 Securities     Total
                                                    Shares         Common       Capital          Retained   Available  Shareholders'
                                                 Outstanding       Stock        Surplus          Earnings   For Sale       Equity
                                                 -----------    ---------     ----------      -----------  ----------- ------------
BALANCES AT JANUARY 1, 1995                         694,248     $   4,165     $    9,905      $    8,912   $  (459)    $  22,523
Net income for 1995                                                                                2,958                   2,958
Cash dividends paid -- $1.20 per
  share                                                                                           (1,014)                 (1,014)
Issuance of common stock under
  dividend reinvestment plan                          9,000            54            315                                     369
Change in unrealized loss on
  securities available for sale, net
  of deferred income taxes of $498                                                                             968           968
                                                -----------     ---------    -----------     -----------   -------     ---------
BALANCES AT DECEMBER 31, 1995                       703,248         4,219         10,220          10,856       509        25,804

Net income for 1996                                                                                3,340                   3,340
Cash dividends paid -- $1.38 per
  share                                                                                           (1,189)                 (1,189)
10% stock dividend                                   70,243           422         2,669           (3,091)
Issuance of common stock under
  dividend reinvestment plan                          9,966            60           373                                      433
Change in unrealized gain on
  securities available for sale, net
  of deferred income taxes of $200                                                                             (388)        (388)
                                                -----------     ---------   -----------       ----------   --------    ---------
BALANCES AT DECEMBER 31, 1996                       783,457         4,701        13,262            9,916        121       28,000

Net income for 1997                                                                                3,609                   3,609
Cash dividends paid -- $1.48 per
  share                                                                                           (1,277)                 (1,277)
Issuance of common stock under
  dividend reinvestment plan                          8,998            54           425                                      479
Change in unrealized gain on
  securities available for sale, net
  of deferred income taxes of $76                                                                               147          147
                                                -----------     ---------    -----------     -----------   --------   ----------
BALANCES AT DECEMBER 31, 1997                       792,455     $   4,755    $    13,687     $    12,248   $    268   $   30,958
                                                ===========     =========    ===========     ===========   ========   ==========






See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                                        YEARS ENDED DECEMBER 31

                                                                    1997         1996        1995
                                                                    ----         ----        ----
INTEREST INCOME
  Loans                                                           $ 18,772     $17,589    $ 15,881
  Investment Securities
    Taxable:
     U.S. Treasury and U.S. government agencies                      2,559       2,755       2,589
     Other                                                             237         147          71
    Nontaxable:
     States and political subdivisions                                 638         788         869
                                                                  --------     -------    --------
                TOTAL INTEREST ON INVESTMENT SECURITIES              3,434       3,690       3,529
  Federal funds sold and other                                         524         419         442
                                                                  --------     -------    --------
                                  TOTAL INTEREST INCOME             22,730      21,698      19,852
INTEREST EXPENSE ON DEPOSITS                                        10,534       9,957       8,997
                                                                  --------     -------    --------
                                    NET INTEREST INCOME             12,196      11,741      10,855
Provision for loan losses -- Note C                                    386         500         475
                                                                  --------     -------    --------
                              NET INTEREST INCOME AFTER
                              PROVISION FOR LOAN LOSSES             11,810      11,241      10,380

NONINTEREST INCOME
  Trust fees                                                           371         330         357
  Service charges on deposit accounts                                  285         281         298
  Other service charges and fees                                       902       1,132       1,030
  Other                                                                557         439         300
  Net realized (losses) gains on securities available for sale         (15)          8         (14)
                                                                  --------     -------    --------
                               TOTAL NONINTEREST INCOME              2,100       2,190       1,971

NONINTEREST EXPENSE
  Salaries, wages, and employee benefits                             4,846       4,605       4,232
  Occupancy                                                            628         687         579
  Furniture and equipment                                              920       1,104         996
  Other                                                              2,417       2,400       2,521
                                                                  --------     -------    --------
                              TOTAL NONINTEREST EXPENSE              8,811       8,796       8,328

                INCOME BEFORE FEDERAL INCOME TAXES                   5,099       4,635       4,023
  Federal income taxes -- Note E                                     1,490       1,295       1,065
                                                                  --------     -------    --------
                                             NET INCOME           $  3,609     $ 3,340    $  2,958
                                                                  ========     =======    ========

Net income per share of common stock -- Note A                    $   4.17     $  3.90    $   3.50
                                                                  ========     =======    ========







See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                YEARS ENDED DECEMBER 31
                                                            1997         1996         1995
                                                          --------     --------     --------
OPERATING ACTIVITIES -- NOTE G
  Interest and fees collected on loans and investments    $ 22,957     $ 21,954     $ 19,556
  Other fees and income received                             2,052        2,082        1,958
  Interest paid                                            (10,465)      (9,988)      (8,898)
  Cash paid to suppliers and employees                      (8,173)      (6,916)      (8,253)
  Federal income taxes paid                                 (1,557)      (1,474)      (1,135)
                                                          --------     --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES              4,814        5,658        3,228

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
     securities available for sale                          19,889       24,664       26,997
  Proceeds from maturities of securities
     held to maturity                                        3,036        3,095        4,408
  Purchases of securities available for sale               (26,745)     (18,071)     (24,944)
  Purchases of securities held to maturity                    (702)      (4,893)      (6,835)
  Net increase in loans                                     (2,124)     (29,586)     (12,368)
  Purchases of premises and equipment                         (894)      (1,333)        (754)
                                                          --------     --------     --------
          NET CASH USED IN INVESTING ACTIVITIES             (7,540)     (26,124)     (13,496)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits               1,284        2,303        4,076
  Net increase in interest bearing deposits                 15,625       12,341       10,526
  Cash dividends                                            (1,277)      (1,189)      (1,014)
  Proceeds from issuance of common stock                       479          432          369
                                                          --------     --------     --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES             16,111       13,887       13,957


          INCREASE (DECREASE) IN  CASH AND CASH           --------     --------     --------
                                    EQUIVALENTS             13,385       (6,579)       3,689

Cash and cash equivalents beginning of year                 15,120       21,699       18,010
                                                          --------     --------     --------
          CASH AND CASH EQUIVALENTS END OF YEAR           $ 28,505     $ 15,120     $ 21,699
                                                          ========     ========     ========











See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation") and its wholly owned subsidiaries, Isabella Bank and Trust (the "Bank") and IBT Financial Services. All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a registered bank holding company offering a wide array of financial products and services in mid Michigan. Its principal subsidiary, Isabella Bank and Trust, offers banking services through 12 locations to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, residential real estate loans, consumer loans, student loans, and credit cards. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate in the Bank's principal market areas. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, 24-hour banking services locally and nationally through shared automatic teller machines, safe deposit box rentals, credit life insurance, and direct deposits. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank's principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

IBT Financial Services is a full service retail brokerage offering stocks, bonds, and mutual fund sales to individuals. IBT Agency, an insurance agency, is authorized to sell life insurance, casualty insurance, and fixed and variable rate annuities.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

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

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, the provision for depreciation is computed principally by the straight line method based upon the useful lives of the assets which generally range from 5 to 30 years. Maintenance repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

A summary of premises and equipment at December 31 follows:

                                                                     1997                 1996
                                                                  --------              -------
Premises                                                          $  6,162              $ 6,052
Equipment                                                            5,508                5,004
                                                                  --------              -------
                                                                    11,670               11,056
Less accumulated depreciation                                        5,839                5,433
                                                                  --------              -------
                       NET PREMISES AND EQUIPMENT                 $  5,831              $ 5,623
                                                                  ========              =======

INTEREST ON LOANS: Interest on loans is credited to income based upon the principal outstanding. The accrual of interest income is generally discontinued when a loan is considered impaired under SFAS No. 118 or becomes 90 days past due as to principal or interest. Loans are placed on nonaccrual status whenever the collectibility of principal or interest is considered doubtful.

MORTGAGE SERVICING RIGHTS: In 1996, the Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 122, Accounting for Mortgage Servicing Rights, which was amended by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" in 1997. SFAS No. 125 provides for the recognition of originated mortgage servicing rights ("OMSR") retained for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Previously, the value of OMSR was not recognized as an asset when the related loan was sold. Mortgage servicing rights ("MSR") are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of MSR, the Corporation estimates the present value of future cash flows incorporating a number of assumptions including servicing income, cost of servicing, discount rates, and prepayment rates.

SFAS No. 125 requires the establishment of a valuation allowance for the excess of book value of the capitalized MSR over estimated fair value. For purposes of measuring impairment, the rights are stratified based on their predominant risk characteristics, primarily period of origination, interest rate, and current prepayment rates.

FEDERAL INCOME TAXES: Federal income taxes have been provided based on amounts reported in the statement of income (after the exclusion of nontaxable interest income) and include deferred federal income taxes on temporary differences between financial statement and income tax reporting. The Corporation and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the 10% stock dividend declared on December 15, 1997 and payable March 2, 1998. The weighted average number of common shares outstanding were 787,311 in 1997; 777,619 in 1996; and 767,878 in 1995. Taking
into consideration the 10% stock dividend, the weighted average number of shares of common shares outstanding would be 866,042 in 1997; 855,381 in 1996; and 844,666 in 1995. During 1997, the Corporation adopted SFAS No. 128, "Earnings Per Share", which establishes new standards for the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Given the simple capital structure of the Corporation, adoption of this standard had no effect on the EPS calculations and the restatement of prior EPS data.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The statement defines comprehensive income as "all changes in equity during a period, with exception of stock issuance and dividends." The new pronouncement establishes standards for the disclosure of comprehensive income and its components in the financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 requires companies to define and report financial and descriptive information about its operating segments. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

Both standards will be adopted in 1998. The adoption of these new standards is not expected to have a material impact on the Corporation's financial position or results of operation.

NOTE B - INVESTMENT SECURITIES
The following is a summary of securities available for sale and held to maturity. Other securities include only the stock of the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted investments and have no contractual maturities.


                                   Amortized  Unrealized Unrealized    Fair
                                     Cost       Gains      Losses      Value
                                   ---------  ---------- ----------  --------
December 31, 1997:
  Securities available for sale:
    U.S. Treasury and U.S.
      government agencies           $42,410    $  284    $    (12)    $42,682
    States and political
      subdivisions                   14,575       142          (8)     14,709
                                    -------    ------    --------     -------
                         TOTAL      $56,985    $  426    $    (20)    $57,391
                                    =======    ======    ========     =======

  Securities held to maturity:
    U.S. Treasury and U.S.
      government agencies           $ 3,306    $   20    $     (7)    $ 3,319
    States and political
      subdivisions                    2,388        59          (1)      2,446
    Other securities                  1,466     1,466
                                    -------    ------    --------     -------
                         TOTAL      $ 7,160    $   79    $     (8)    $ 7,231
                                    =======    ======    ========     =======


December 31,1996:
  Securities available for sale:
    U.S. Treasury and U.S.
      government agencies           $37,760    $  221    $    (76)    $37,905
    States and political
      subdivisions                   12,540        74         (35)     12,579
                                    -------    ------    --------     -------
                         TOTAL      $50,300    $  295    $   (111)    $50,484
                                    =======    ======    ========     =======

  Securities held to maturity:
    U.S. Treasury and U.S.
      government agencies           $ 4,163    $   23     $   (29)    $ 4,157
    States and political
      subdivisions                    3,963        23          (3)      3,983
    Other securities                  1,369     1,369
                                    -------    ------    --------     -------
                         TOTAL      $ 9,495    $   46     $   (32)    $ 9,509
                                    =======    ======    ========     =======

The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.

                                                         1997         1996         1995
                                                         ----         ----         ----
         Fair value of securities sold
           at the date of sale                          $5,016       $4,974       $3,970
         Gross realized gains
           U.S. Treasury and U.S.
           government agencies                                            9            1
         Gross realized losses
           U.S. Treasury and U.S.
           government agencies                              15            1           15

The following table shows the amortized cost and estimated fair value of securities owned at December 31, 1997 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.

                                                  Available for Sale        Held to Maturity
                                               Amortized         Fair      Amortized       Fair
                                                  Cost           Value       Cost          Value
                                               ---------        -------    ---------      ------
Due within one year or less                    $ 15,956         $15,990     $  560        $  561
Due after 1 year thru 5 years                    33,692          33,988        947           973
Due after 5 years thru 10 years                   2,833           2,884        881           912
                                               --------         -------     ------        ------
                                                 52,481          52,862      2,388         2,446
Other securities                                                             1,466         1,466
Mortgage backed securities                        4,504           4,529      3,306         3,319
                                               --------         -------     ------        ------
                   TOTAL                       $ 56,985         $57,391     $7,160        $7,231
                                               ========         =======     ======        ======

Investment securities with a carrying value of approximately $5,010 and $4,019 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 1997 and 1996, respectively.

NOTE C - LOANS

An analysis of changes in the allowance for loan losses follows:

                                                  1997                      1996                      1995
                                                -------                   -------                   -------
Balance at beginning of year                     $2,621                    $2,248                    $2,083
  Loans charged off                                (575)                     (375)                    ( 499)
  Recoveries                                        245                       248                       189
  Provision charged to income                       386                       500                       475
                                                -------                   -------                   -------
BALANCE AT END OF YEAR                           $2,677                    $2,621                    $2,248
                                                 ======                    ======                    ======

At December 31, 1997 and 1996, nonaccrual and other impaired loans were not significant. Based on collateral values, no specific allowance for loan losses has been allocated to these loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were loan customers of the Bank. Total loans to these customers aggregated $7,196 and $5,400 at December 31, 1997 and 1996, respectively. During 1997, $4,593 of new loans were made and repayments totalled $2,797. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and in the opinion of management do not involve more than normal risk of collectibility.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $63,982 and $48,744 at December 31, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing. Loan servicing income is accounted for under the provisions of SFAS No. 125.

The following table summarizes the fair value of mortgage servicing rights as of December 31:

                                                1997            1996
                                                -----           ----
Balance at beginning of year                    $ 27
   Mortgage servicing rights capitalized          87            $ 35
   Amortization                                   (9)             (1)
   Impairment valuation allowance                (55)             (7)
                                                ----            ----
BALANCE AT END OF YEAR                          $ 50            $ 27
                                                ====            ====

Residential mortgages committed for sale were $911 as of December 31, 1997 and $906 as of December 31, 1996.

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation utilizes quoted market prices, where available, to compute the fair value of its financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate of the fair value amounts presented are not necessarily indicative of the underlying value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and demand deposits due from banks and federal funds sold approximate those assets' fair value.

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

Deposit liabilities: Demand, savings, and money market deposits have no stated maturities and are payable on demand, thus their estimated fair value is equal to their recorded book balance. Fair values for variable rate certificates of deposit approximate their recorded book balance. Fair values for fixed rate certificates of deposit are determined using discounted cash flow techniques that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Off balance sheet instruments: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Bank does not charge fees for lending commitments, thus it is not practicable to estimate the fair value of these instruments.

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.


                                             1997                            1996
                                             ----                            ----
                                 Estimated Fair Recorded Book  Estimated Fair   Recorded Book
                                     Value        Balance         Value             Balance
                                 -------------- -------------  --------------   -------------
Cash and demand deposits due
  from banks                     $   11,005     $    11,005     $     11,945    $    11,945
Federal funds sold                   17,500          17,500            3,175          3,175
Investment securities                64,622          64,551           59,993         59,979
Net loans                           218,325         214,572          216,668        212,834
Accrued interest receivable           2,000           2,000            2,059          2,059
Deposits with no stated
  maturities                        151,839         151,839          149,751        149,751
Deposits with stated maturities     132,322         132,719          117,584        117,898
Accrued interest payable                662             662              593            593

NOTE E - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows.

                                                            1997    1996
                                                            ----    ----
Deferred tax assets:
  Allowance for loan losses                               $  671   $  644
  Deferred directors' fees                                   329      293
  Employee benefit plans                                     287      254
  Other                                                       20       11
                                                          ------   ------
                             TOTAL DEFERRED TAX ASSETS     1,307    1,202

Deferred tax liabilities:
  Tax depreciation in excess of book                         162      142
  Accretion on securities                                    131      112
  Prepaid pension expense                                    268      206
  Net unrealized gain on available for sale securities       138       62
  Other                                                        8        9
                                                          ------   ------
                         TOTAL DEFERRED TAX LIABILITIES      707      531
                                                          ------   ------
                                NET DEFERRED TAX ASSETS   $  600   $  671
                                                          ======   ======

Components of the consolidated provision for income taxes are as follows.

                                                            1997    1996     1995
                                                           ------  ------   ------
Current                                                    $1,492  $1,425   $1,162
Deferred credit                                                (2)   (130)     (97)
                                                          -------  ------   ------
                     PROVISION FOR FEDERAL INCOME TAXES    $1,490  $1,295   $1,065
                                                          =======  ======   ======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows.

                                                            1997     1996    1995
                                                          -------  -------  -------
Income tax on pretax income                               $ 1,734  $ 1,576  $ 1,368
Effect of nontaxable interest income                         (277)    (334)    (317)
Other                                                          33       53       14
                                                          -------  -------  -------
                     PROVISION FOR FEDERAL INCOME TAXES   $ 1,490  $ 1,295  $ 1,065
                                                          =======  =======  =======


The income tax effects on securities gains or (losses) were $(5) in 1997, $3 in 1996, and ($5) in 1995.

NOTE F - BENEFIT PLANS

The Bank has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees' average compensation over their last five years of service. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date but also for those expected to be earned in the future. The defined pension plan's assets are primarily invested in mutual funds.

Defined benefit pension plan costs included the following components:

                                                      1997     1996     1995
                                                     -----    -----    -----
Service cost - benefits earned
  during the year                                    $ 115    $ 110    $  83
Interest cost on projected
  benefit obligation                                   285      263      235
Actual return on plan assets                          (403)    (229)    (218)
Net amortization and deferral                          153       17        7
                                                     -----    -----    -----
NET PENSION COST OF DEFINED
  BENEFIT PLAN                                       $ 150    $ 161    $ 107
                                                     =====    =====    =====

The following table sets forth the defined benefit pension plan funding status and a reconciliation to the amounts recognized in the Corporation's consolidated balance sheets at December 31:


                                                         1997       1996
                                                       -------    -------
Actuarial present value of benefit obligations:
  Vested benefits                                      $ 3,471    $ 3,085
  Nonvested benefits                                        24         18
                                                       -------    -------
Accumulated benefit obligation                           3,495      3,103
  Effect of projected future compensation
   levels                                                  897        710
                                                       -------    -------
Projected benefit obligation for services
   rendered                                              4,392      3,813
  Plan assets at fair value                              3,947      3,409
                                                       -------    -------
Plan assets under projected
    benefit obligation                                    (445)      (404)
  Unrecognized cost related to plan
    amendment (prior service cost)                         197        215
  Unrecognized net loss from past
    experience different from that
    assumed and the effects of changes
    in assumptions                                       1,168        951
  Unrecognized net transition asset being
    recognized over 17 years                              (133)      (155)
                                                       -------    -------
PREPAID PENSION COST INCLUDED IN
    OTHER ASSETS                                       $   787    $   607
                                                       =======    =======

Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost:

                                                        1997    1996    1995
                                                        ----    ----    ----
Weighted average discount rate                          7.00%   7.50%   7.25%

Rate of increase in future  compensation                4.50%   4.50%   4.50%

Expected long-term rate of return                       8.00%   8.00%   8.00%

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and preretirement death benefits to each participant. Insurance policies, designed primarily to fund preretirement benefits, have been purchased on the life of each participant with the Bank as the sole owner and beneficiary of the policies. Expenses related to this program are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) which covers substantially all of its employees. Contributions to the Plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to this Plan for 1997, 1996 and 1995 was $70, $70, and $85 respectively. Total shares outstanding at December 31, 1997 and 1996 were 44,597 and 49,034 respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE G - CONSOLIDATED STATEMENTS OF CASH FLOWS

The reconciliation of net income to net cash provided by operating activities is as follows.

                                                               Year Ended December 31
                                                             1997       1996       1995
                                                            ------     ------     ------

Net Income                                                  $3,609     $3,340     $2,958
Reconcilement of net income to net
  cash provided by operations:
  Provision for loan losses                                    386        500        475
  Provision for depreciation                                   685        862        719
  Net amortization on investment
    securities                                                 173        244         20
  Deferred income tax benefit                                   (5)      (130)       (97)
Decrease (increase) in:
    Accrued interest receivable                                 59         16       (316)
    Other assets                                              (216)       429       (950)
  Increase in accrued interest
    and other liabilities                                      123        397        419
                                                           -------    -------    -------
               NET CASH PROVIDED BY OPERATING ACTIVITIES    $4,814     $5,658     $3,228
                                                           =======    =======    =======

NOTE H - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is party to financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Commitments to extend credit, which totalled $29,761 at December 31, 1997, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1997, the Corporation had a total of $367 in outstanding standby letters of credit.

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

NOTE I - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 1997.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Bank's requirement was approximately $3,563 at December 31, 1997 and $3,800 at December 31, 1996.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 1997, substantially all of the Bank's assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 1998, the amount available for dividends without regulatory approval was approximately $746.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $30 per year of claims made by a covered individual with a maximum of $397. Claims in excess of these amounts are insured through an "excess loss" policy up to $1,000. Medical claims are subject to a lifetime maximum of $2,000 per covered individual.

During 1997 the Bank obtained approval to borrow up to $21.7 million from the Federal Home Loan Bank (FHLB) of Indianapolis. The Bank has limited, by Board resolution, the amount that it may borrow to $5.0 million. Under the terms of the agreement, the Bank may obtain advances at the stated rate at the time of the borrowings. The Bank has agreed to pledge eligible mortgage loans as collateral for any such borrowings. No borrowings were outstanding at December 31, 1997.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were deposit customers of the Bank. Total deposits of these customers' aggregated approximately $4,190 and $3,701 at December 31, 1997 and 1996, respectively.

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

Measurements established by regulation to ensure capital adequacy require the Bank to maintain minimum total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain total risk based capital, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes has changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table (in thousands).


                                                                                       To Be Well Capitalized
                                                                   For Capital         Under Prompt Corrective
                                                Actual          Adequacy Purposes        Action Provisions
                                                ------          -----------------        -----------------
                                           Amount       Ratio     Amount      Ratio     Amount      Ratio
                                           -------      -----     -------     ------    -------     -----
As of December 31, 1997:
  Total capital (to risk weighted assets)  $ 28,731     15.17     $15,156     >8.0%     $18,945     >10.0%
                                                                              -                     -
  Tier 1 capital (to risk weighted assets)   26,359     13.91       7,578     >4.0       11,367     > 6.0
                                                                              -                     -
  Tier 1 capital (to average assets)         26,359      8.72      12,084     >4.0       15,105     > 5.0
                                                                              -                     -


                                                                                       To Be Well Capitalized
                                                                   For Capital         Under Prompt Corrective
                                                Actual          Adequacy Purposes         Action Provisions
                                                ------          -----------------         -----------------
                                           Amount     Ratio     Amount      Ratio       Amount        Ratio
                                           ------     -----     ------      -----       ------        -----
As of December 31, 1996:
  Total capital (to risk weighted assets)   $28,485    15.62%   $14,592     >8.0%       $18,240       >10.0%
                                                                            -                         -
  Tier 1 capital (to risk weighted assets)   26,199    14.55      7,204     >4.0         10,807       > 6.0
                                                                            -                         -
  Tier 1 capital (to average assets)         26,199     9.06     11,565     >4.0         14,456       > 5.0
                                                                            -                         -

NOTE K - SUBSEQUENT EVENT

On January 13, 1998, Isabella Bank and Trust entered into an agreement to purchase the deposits, premises, equipment, and deposit related loans, of three Old Kent Bank branches. The branches are located in Barryton, Remus, and Stanwood (Canadian Lakes). All three branches are located in Mecosta County. Management expects the purchase to be completed by March 27, 1998. The purchase is subject to Federal Reserve approval. At the time the agreement was entered into, there was approximately $52 million of deposits.

NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS

                                                            December 31
                                                    1997                  1996
                                                  -------               -------
ASSETS
  Cash on deposit at subsidiary bank              $ 2,189               $ 1,464
  Securities available for sale                     1,915
  Investments in subsidiaries                      26,689                26,405
  Premises and equipment                              137                   134
  Other assets                                         36                     3
                                                  -------               -------
                                   TOTAL ASSETS   $30,966               $28,006
                                                  =======               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                                    $8                    $6
  Shareholders' equity                             30,958                28,000
                                                  -------               -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $30,966               $28,006
                                                  =======               =======

CONDENSED STATEMENTS OF INCOME

                                                               Years Ended December 31
                                                    1997                 1996             1995
                                                   ------               ------           ------
Income
  Dividends from subsidiary                        $3,550               $1,400           $1,200
  Interest income                                      97                   32               16
  Other                                                 6                    6                6
                                                   ------               ------           ------
                                   TOTAL INCOME     3,653                1,438            1,222
Expenses                                              173                  187              176
                                                   ------               ------           ------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries          3,480                1,251            1,046
  Federal income tax benefit                           36                   51               52
                                                   ------               ------           ------
                                                    3,516                1,302            1,098
Undistributed earnings of
  subsidiaries                                         93                2,038            1,860
                                                   ------               ------           ------
                                     NET INCOME    $3,609               $3,340           $2,958
                                                   ======               ======           ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31
                                                            1997         1996         1995
                                                          -------       ------      -------
OPERATING ACTIVITIES
  Interest on investments                                 $    62       $   32      $    16
  Dividends from subsidiaries                               3,550        1,400        1,200
  Cash paid to suppliers                                     (142)        (144)        (137)
  Other operating activities                                   35           51           52
                                                          -------       ------      -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES             3,505        1,339        1,131
 INVESTING ACTIVITIES
  Purchases of investment securities available for sale    (1,906)
  Investment in IBT Financial Services                        (50)         (50)        (150)
  Purchases of equipment and premises                         (26)                       (1)
                                                          -------       ------      -------
          NET CASH USED IN INVESTING ACTIVITIES            (1,982)         (50)        (151)
FINANCING ACTIVITIES
  Cash dividends                                           (1,278)       (1,189)     (1,014)
  Issuance of common stock                                    480           432         369
                                                          -------       -------     -------
          NET CASH USED IN FINANCING ACTIVITIES              (798)         (757)       (645)
                                                          -------       -------     -------
          INCREASE IN CASH AND CASH EQUIVALENTS               725           532         335

Cash and cash equivalents at beginning of year              1,464           932         597
                                                          -------       -------    --------
          CASH AND CASH EQUIVALENTS AT YEAR END           $ 2,189       $ 1,464    $    932
                                                          =======       =======    ========

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 30, 1998).

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


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c) The index to exhibits is on page 50 of this report.

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

IBT BANCORP, INC.
(Registrant)


by:/s/David W. Hole                                  Date:  March 17, 1998
   --------------------------------------                 -------------------
    David W. Hole
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                                        Capacity                              Date
-----------------                                   ------------                            ----


/s/L. A. Johns                                      Chairman of the Board              March 17, 1998
-----------------------------------------           and Director
L. A. Johns


/s/James R. Bigard                                  Director                           March 17, 1998
-----------------------------------------
James R. Bigard


/s/Frederick L. Bradford                            Director                           March 17, 1998
-----------------------------------------
Frederick L. Bradford


/s/Gerald D. Cassel                                 Director                           March 17, 1998
------------------------------------------
Gerald D. Cassel


/s/James C. Fabiano                                 Director                           March 17, 1998
----------------------------------------
James C. Fabiano


/s/Ronald E. Schumacher                             Director                           March 17, 1998
-------------------------------------
Ronald E. Schumacher

   Signatures                                            Capacity                         Date
-----------------                                        --------                         ----

/s/Robert O. Smith                                  Director                           March 17, 1998
------------------------------------------
Robert O. Smith



/s/Dean Walldorff                                   Director                           March 17, 1998
------------------------------------------
Dean Walldorff



/s/David W. Hole                                    President                          March 17, 1998
------------------------------------------          Chief Executive Officer
David W. Hole                                       and Director
                                                    (Principal Executive Officer)


/s/Dennis P. Angner                                 Treasurer                          March 17, 1998
------------------------------------------          (Principal Financial Officer)
Dennis P. Angner

IBT Bancorp
FORM 10-K


Index to Exhibits

Exhibit                                                               Form 10-K
Number                         Exhibit                               Page Number
-------                        -------                               -----------

21                Subsidiaries of the Registrant                          51

23(a)             Consent of Rehmann Robson P.C.                          52
                  Independent Certified Public Accountants

23(b)             Consent of Andrews, Hooper & Pavlik, P.L.C.             53
                  Independent Certified Public Accountants

27                Financial Data Schedule                                 54