Form 10-Q
period 1998-03-31
IBT BANCORP INC /MI/
filed 1998-05-11
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number:                           0-18415
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

             Common Stock $6 par value, 873,960 as of April 30, 1998
            --------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                     Page Numbers

             Item 1   Consolidated Financial Statements                3-8

             Item 2   Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations                       9-15

             Item 3   Quantitative and Qualitative                   16-17
                      Disclosures About Market Risk

Part II      Other Information

             Item 6   Exhibits and Reports on Form 8-K                  18

                      Signatures                                        19

                      Exhibit Index                                     20

                         ITEM I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                 March 31         December 31
                                                                                 1998              1997
                                                                               --------          --------
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks........................              $ 12,834          $ 11,005
  Federal funds sold.............................................                10,000            17,500
                                                                               --------          --------
                                  TOTAL CASH AND CASH EQUIVALENTS                22,834            28,505

  Investment securities:
     Securities available for sale  (Amortized cost of
       $97,619 in 1998 and $56,985 in 1997)......................                98,146            57,391
     Securities held to maturity (Fair value --
       $8,363 in 1998 and $7,231 in 1997)........................                 8,287             7,160
                                                                               --------          --------
                                      TOTAL INVESTMENT SECURITIES               106,433            64,551

  Loans:
     Commercial and agricultural.................................                36,873            36,978
     Real estate mortgage........................................               143,759           143,424
     Installment.................................................                35,809            36,847
                                                                               --------          --------
                                                      TOTAL LOANS               216,441           217,249
  Less allowance for loan losses.................................                 2,871             2,677
                                                                               --------          --------
                                                        NET LOANS               213,570           214,572

  Other assets...................................................                17,599            11,103
                                                                               --------          --------
                                                     TOTAL ASSETS              $360,436          $318,731
                                                                               ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing.........................................              $ 39,807          $ 43,207
     NOW accounts................................................                47,343            37,892
     Certificates of deposit and other savings...................               219,868           182,314
     Certificates of deposit over $100,000.......................                17,927            21,145
                                                                               --------          --------
                                                   TOTAL DEPOSITS               324,945           284,558
  Accrued interest and other liabilities.........................                 3,679             3,215
                                                                               --------          --------
                                                TOTAL LIABILITIES               328,624           287,773

  Shareholders' Equity:
     Common stock -- $6 par value................................                 5,244             4,755
       4,000,000 shares authorized; outstanding--
        873,960 in 1998 (871,700 in 1997)
     Capital surplus.............................................                18,481            13,687
     Retained earnings...........................................                 7,740            12,248
     Accumulated other comprehensive income......................                   347               268
                                                                               --------          --------
                                       TOTAL SHAREHOLDERS' EQUITY                31,812            30,958

                                                                               --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $360,436          $318,731
                                                                               ========          ========

See notes to consolidated financial statements.

IBT BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)
                                                                                    Three Months Ended
                                                                                         March 31
                                                                                -------------------------
                                                                                  1998             1997
                                                                                -------           -------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
  Balance at beginning of period                                                792,455           783,457
  10% stock dividend                                                             79,155
  Issuance of common stock                                                        2,350             2,616
                                                                                -------           -------
  Balance end of period                                                         873,960           786,073
                                                                                =======           =======

COMMON STOCK:
  Balance at beginning of period                                                $ 4,755           $ 4,701
  10% stock dividend                                                                475
  Issuance of common stock                                                           14                15
                                                                                -------           -------
  Balance end of period                                                           5,244             4,716

CAPITAL SURPLUS:
  Balance at beginning of period                                                 13,687            13,262
  10% stock dividend                                                              4,670
  Issuance of common stock                                                          124               106
                                                                                -------           -------
  Balance end of period                                                          18,481            13,368

RETAINED EARNINGS:
  Balance at beginning of period                                                 12,248             9,916
  Net income                                                                        862               848
  10% stock dividend                                                             (5,145)
  Cash dividends ($0.25 per share in 1998 and $0.23 in 1997)                       (225)             (196)
                                                                                -------           -------
  Balance end of period                                                           7,740            10,568

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period                                                    268               121
  Unrealized gains (losses) on securities available for sale,
     net of income taxes and reclassification adjustment                             79              (127)
                                                                                -------           -------
  Balance end of period                                                             347                (6)

                                                                                -------           -------
TOTAL SHAREHOLDERS EQUITY END OF PERIOD                                         $31,812           $28,646
                                                                                =======           =======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                                                      Three Months Ended
                                                                                         March 31
                                                                                 ------------------------
                                                                                  1998              1997
                                                                                 ------            ------
INTEREST INCOME
  Loans..........................................................                $4,676            $4,548
  Investment securities:
    Taxable......................................................                   908               700
    Nontaxable...................................................                   203               164
                                                                                 ------            ------
                          TOTAL INTEREST ON INVESTMENT SECURITIES                 1,111               864
  Federal funds sold.............................................                   110               119
                                                                                 ------            ------
                                            TOTAL INTEREST INCOME                 5,897             5,531
INTEREST EXPENSE ON DEPOSITS.....................................                 2,859             2,551
                                                                                 ------            ------
                                              NET INTEREST INCOME                 3,038             2,980
Provision for loan losses........................................                    98               123
                                                                                 ------            ------
              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 2,940             2,857

NONINTEREST INCOME
  Trust Fees.....................................................                   103                87
  Service charges on deposit accounts............................                    74                71
  Other service charges and fees.................................                   232               218
  Other..........................................................                   167               136
  Net realized loss of securities
     available for sale..........................................                                      (8)
                                                                                 ------            ------
                                         TOTAL NONINTEREST INCOME                   576               504


NONINTEREST EXPENSES
  Salaries, wages and employee benefits..........................                 1,285             1,192
  Occupancy .....................................................                   163               161
  Furniture and equipment .......................................                   258               233
  Other..........................................................                   625               589
                                                                                 ------            ------
                                        TOTAL NONINTEREST EXPENSE                 2,331             2,175

                               INCOME BEFORE FEDERAL INCOME TAXES                 1,185             1,186
Federal income taxes.............................................                   323               338
                                                                                 ------            ------
                                                       NET INCOME                $  862            $  848
                                                                                 ======            ======

Basic net income per share                                                       $ 0.99            $ 0.98
                                                                                 ======            ======

Cash dividends per share                                                         $ 0.25            $ 0.23
                                                                                 ======            ======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(dollars in thousands)                                                              Three Months Ended
                                                                                          March 31
                                                                                   ----------------------
                                                                                   1998              1997
                                                                                   ----              ----
NET INCOME...........................................................              $862              $848
  Other comprehensive income before income taxes:
     Unrealized gains (losses) on securities available for sale:
         Unrealized holding gains (losses) arising during period.....               120              (200)
         Reclassification adjustment for realized (gains) losses
            included in net income...................................                                   8
                                                                                   ----              ----

  Total comprehensive income before income taxes                                    120              (192)
         Income tax expense (benefit) related to comprehensive
            income...................................................                41               (65)
                                                                                   ----              ----

OTHER COMPREHENSIVE INCOME NET OF INCOME TAXES.......................                79              (127)
                                                                                   ----              ----
                                           TOTAL COMPREHENSIVE INCOME              $941              $721
                                                                                   ====              ====


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                    Three Months Ended
                                                                                        March 31
                                                                                 1998              1997
                                                                                -------           -------
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments..................................................           $ 5,507           $ 5,377
  Other fees received................................................               563               498
  Interest paid......................................................            (2,849)           (2,519)
  Cash paid to suppliers and employees...............................            (3,221)           (2,013)
  Federal income taxes paid..........................................
                                                                                -------           -------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES               140             1,343

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale....................................             2,953             3,840
  Proceeds from maturities of
    securities held to maturity......................................             3,036
  Purchase of securities available for sale..........................           (47,093)           (5,349)
  Purchase of securities held to maturity............................              (702)
  Net decrease in loans..............................................             1,136             3,033
  Purchases of equipment and premises................................              (356)             (318)
  Acquisition of branch offices, less cash received..................            38,178
                                                                                -------           -------
                     NET CASH (USED) PROVIDED IN INVESTING ACTIVITIES            (2,848)            1,206

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits.......................            (6,644)           (6,131)
  Net increase in interest bearing deposits..........................             3,908             6,309
  Cash dividends.....................................................              (225)             (196)
  Proceeds from issuance of common stock.............................               138               121
                                                                                -------           -------
                            NET CASH PROVIDED IN FINANCING ACTIVITIES            (2,823)              103
                                                                                -------           -------
                     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (5,671)            2,652

                     Cash and cash equivalents at beginning of period           $28,505           $15,120
                                                                                -------           -------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD           $22,834           $17,772
                                                                                =======           =======



See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1997.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 871,814 as of March 31, 1998, and 862,205 as of March 31, 1997. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  ADOPTION OF SFAS NO. 130

         The Corporation adopted SFAS No. 130, Reporting Comprehensive Income, on January 1, 1998. The Statement establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. For the Corporation, comprehensive income includes net income and changes in unrealized gains and losses on securities available for sale.

NOTE 4  BRANCH ACQUISITION

         The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 30, 1998. The purchase included approximately $43.0 million in deposits and $225,000 in loans. The Results of Operations and Changes in Financial Condition include the operating results from the date of purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1997 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

                   THREE MONTHS ENDING MARCH 31, 1998 AND 1997

RESULTS OF OPERATIONS

         Net income equaled $862,000 for the three month period ended March 31, 1998, compared to $848,000 for the same period in 1997, a 1.7% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.07% for the first three months of 1998 and 1.13% for 1997. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.09% through March 31, 1998 versus 11.96% for the same period in 1997.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                                   March 31
                                                            ---------------------
                                                              1998         1997
                                                            ---------------------
         INCOME STATEMENT DATA:
            Net interest income                             $ 3,038       $ 2,980
            Provision for loan losses                            98           123
            Net income                                          862           848

         PER SHARE DATA:
            Net income per common share                     $  0.99       $  0.98
            Cash dividend per common share                     0.25          0.23

         RATIOS:
            Average primary capital to average assets         10.46%        10.24%
            Net income to average assets                       1.07          1.13
            Net income to average equity                      11.09         11.96

NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with Statement of Financial Accounting Standards Board (SFAS) No. 91, "Accounting for Loan Fees," interest income includes loan fees of $163,000 in 1998 versus $131,000 in 1997. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

IBT BANCORP, INC.
TABLE 1:  AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

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

                                                                         Three Months Ending
                                                      March 31, 1998                             March 31, 1997
                                                           Tax         Average                        Tax        Average
                                            Average     Equivalent     Yield/          Average     Equivalent    Yield/
                                            Balance      Interest       Rate           Balance      Interest      Rate
                                            -------      --------       ----           -------      --------      ----
INTEREST EARNING ASSETS:
  Loans                                     $216,284      $4,704        8.70%          $213,674      $4,573       8.56%
  Taxable investment securities               52,110         799        6.13             43,478         676       6.22
  Nontaxable investment securities            17,465         308        7.05             14,189         249       7.02
  Federal funds sold                           8,103         110        5.43              9,339         119       5.10
  Other investments                            6,910         108        6.25              1,369          24       7.01
                                            --------      ------        ----           --------      ------       ----
                  Total Earning Assets       300,872       6,029        8.02            282,049       5,641       8.00

NONEARNING ASSETS:
  Allowance for loan losses                   (2,794)                                    (2,721)
  Cash and due from banks                     10,907                                     10,178
  Premises and equipment                       5,804                                      5,718
  Accrued income and other assets              6,271                                      5,521
                                            --------                                   --------
                          Total Assets      $321,060                                   $300,745
                                            ========                                   ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits            39,400         276        2.80             40,310         268       2.66
  Savings deposits                            75,210         621        3.30             72,082         578       3.21
  Time deposits                              133,211       1,947        5.85            119,383       1,705       5.71
  Fed funds purchased                          1,031          15        5.82
                                            --------      ------        ----           --------      ------       ----
    Total Interest Bearing Liabilities       248,852       2,859        4.60            231,775       2,551       4.40

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                             37,749                                     37,303
  Other                                        3,380                                      3,302
  Shareholders' equity                        31,079                                     28,365
                                            --------                                   --------
          Total Liabilities and Equity      $321,060                                   $300,745
                                            ========                                   ========

Net interest income (FTE)                                 $3,170                                     $3,090
                                                          ======                                     ======

Net yield on interest earning assets (FTE)                              4.21%                                     4.38%
                                                                        ====                                      ====

IBT BANCORP, INC.

TABLE 2:  VOLUME AND RATE VARIANCE ANALYSIS

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

                                                          Quarter Ended March 31, 1998
                                                                   Compared to
                                                                  March 31, 1997
                                                           Increase (Decrease) Due to
                                                       ----------------------------------
                                                       Volume         Rate            Net
                                                       ------         ----            ---
CHANGES IN INTEREST INCOME:
    Loans                                               $ 56          $ 75           $131
    Taxable investment securities                        133           (10)           123
    Nontaxable investment securities                      58             1             59
    Federal funds sold                                   (17)            8             (9)
    Other investments                                     87            (3)            84
                                                        ----          ----           ----
         Total changes in interest income                317            71            388
         Total changes in interest expense               236            72            308
                                                        ----          ----           ----
            Net Change in Interest Margin (FTE)         $ 81          $ (1)          $ 80
                                                        ====          ====           ====

IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                                     Year to Date
                                                                       March 31
                                                               ------------------------
                                                                1998              1997
                                                               ------            ------
   Summary of changes in allowance:
      Allowance for loan losses - January 1                    $2,677            $2,621
         Loans charged off                                        (36)              (94)
         Recoveries of charged off loans                          132               118
                                                               ------            ------
         Net loans charged off                                     96                24
   Provision charged to operations                                 98               123
                                                               ------            ------
      Allowance for loan losses - March 31                     $2,871            $2,768
                                                               ======            ======

   Allowance for loan losses as a % of loans                    1.33%             1.30%
                                                               ======            ======

NONPERFORMING LOANS

(Dollars in thousands)

                                                                      March 31
                                                                1998             1997
                                                              --------         --------
   Total amount of loans outstanding for
      the period                                              $216,441         $212,446
                                                              ========         ========

   Nonaccrual loans                                           $    205         $    191
   Accruing loans past due 90 days or more                         569              413
   Restructured loans
                                                              --------         --------
                            Total                             $    774         $    604
                                                              ========         ========

   Loans classified as nonperforming as a
      % of outstanding loans                                     0.36%            0.28%
                                                              ========         ========


      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

          As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 1998 to the same period in 1997, fully taxable equivalent (FTE) net interest income increased $80,000 or 2.6%. An increase of 6.7% in average interest earning assets provided $317,000 of FTE interest income. The majority of this growth was funded by a 7.4% increase in interest bearing deposits, resulting in $236,000 of additional interest expense. Overall, changes in volume resulted in $81,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.02%, increasing FTE interest income by $71,000 and the average rate paid on deposits increased by 0.20%, increasing interest expense by $72,000. The net change related to interest rates earned and paid was a $1,000 decrease in FTE net interest income.

          The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.21% during 1998 versus 4.38% in 1997. The 0.17% decrease in the net interest yield was primarily a result of the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. In addition to increased reliance on these funds, the cost of obtaining these funds has risen in relation to other interest rates. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

          The FTE net interest yield will be substantially impacted by the Bank's purchase of the Old Kent branches. The net proceeds (due to the assumption of the deposit liabilities) were invested in investment securities. The investing of these funds was begun in late January 1998. The overall net FTE interest yield on these additional funds is estimated to be 2.20% versus the 4.21% earned by the Corporation in the first quarter of 1998. Management expects the Corporation's overall net FTE interest yield as a percentage of average assets to decline by an average of 0.25% for the remainder of 1998. The combination of lower interest margins and the write-off related to the $4.2 million deposit premium paid for the Old Kent branch deposits will result in the Corporation's overall profitability as a percentage of assets (return on assets) to decline by approximately 0.20% in 1998.

PROVISION FOR LOAN LOSSES

          The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 60% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

          Comparing the year to date period of March 31, 1998 to March 31, 1997, average loans outstanding increased 1.2%. The provision for loan losses was decreased 20.3% to $98,000 in the first quarter of 1998 when compared to the same quarter of 1997. As set forth in Table 3, loans classified as nonperforming were $774,000 as of March 31, 1998, a $170,000 increase over the prior year. The allowance for loan losses as a percentage of loans equaled 1.33% compared to 1.30% in 1997. In management's opinion, the allowance for loan losses is adequate as of March 31, 1998.

NONINTEREST INCOME

          Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses on investment securities available for sale. Income earned from these sources increased $72,000 during the three month period ending March 31, 1998, compared to the same period in 1997. Significant individual account changes during this period include a $46,000 increase in gains on the sale of residential real estate mortgages and student loans, a $16,000 increase in trust income, a $9,000 increase in mortgage servicing fees, a $9,000 decrease in ATM fees, and a $16,000 decrease in income earned from the sale of credit life.

          The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to Statement of Financial Accounting Standards No. 125 and 128 and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $77,000 gain on the sale of $11.8 million in mortgages during the first quarter of 1998 versus a $36,000 gain on the sale of $4.0 million in the same period in 1997.

NONINTEREST EXPENSE

          Noninterest expense increased $156,000 for the first three months of 1998 when compared to the same period in 1997. Noninterest expense was adversely impacted during the first quarter of 1998 due to the purchase of Old Kent branches. Specifically, management estimates that conversion related expenses, which include salaries, postage, and supplies of about $35,000 were charged to earnings in the first quarter of 1998.

          The largest component of noninterest expense is salaries and employee benefits, which increased $93,000 or 7.8%. In addition to increases due to additional staffing and normal merit and promotional salary increases, the Corporation incurred additional salary expenses due to an across the board increase in hourly wages to retain its current technical and clerical employees and to attract qualified workers in a tight labor market.

         Occupancy and furniture and equipment expenses increased $27,000 or 6.9% in 1998. The most significant changes were increases in automatic teller machine operating costs, equipment depreciation, and computer expenses. Other operating expenses increased $36,000, a 6.1% increase. The most significant increases were in printing and office supplies, postage, and loan acquisition expenses.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

          Since December 31, 1997, total assets increased $41.7 million to $360.4 million. During the first quarter of 1998, major changes in asset mix included a $1.8 million increase in cash and cash equivalents, a $41.9 million increase in investment securities, and an $800,000 decrease in net loans. Deposits during this period increased $40.4 million. Interest bearing deposits increased $37.0 million and noninterest bearing deposits decreased $3.4 million. The majority of increases in the balance sheet were a result of Isabella Bank and Trust's purchase of the three Old Kent branches.

LIQUIDITY

          Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment oppor-tunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

          As of March 31, 1998, cash and cash equivalents as a percentage of total assets equaled 6.3%, versus 8.9% as of December 31, 1997. During the first three months of 1998, investing activities used $2.9 million and financing activity used $2.8 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $5.7 million decrease in cash and cash equivalents during the first three months of 1998.

          In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $98.1 million as of March 31, 1998 and $57.4 million as of December 31, 1997. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

          The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income, and increased approximately $854,000 since December 31, 1997.

          There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses, was 9.5% at March 31, 1998.

          The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 1998:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:

                                           IBT Bancorp
                                                        Actual
                                  Required             03/31/98
                                  --------             --------
         Equity Capital             4.00                 13.28
         Secondary Capital*         4.00                  1.25
                                    ----                 -----
         Total Capital              8.00                 14.50
                                    ====                 =====

* IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 1998. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates.
Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                            March 31                                    Fair Value
                                           ---------------------------------------------------------------------------------------
                                             1999       2000       2001       2002       2003    Thereafter    Total     03/31/98
                                           ---------------------------------------------------------------------------------------
Rate sensitive assets:
  Other interest bearing assets            $10,000                                                            $10,000     $10,000
    Average interest rates                    5.45%                                                              5.45%
  Fixed interest rate securities           $17,894    $18,928    $25,419    $11,572    $14,186    $18,434    $106,443    $106,508
    Average interest rates                    5.59%      6.11%      5.87%      5.86%      5.89%      6.57%       5.84%
  Fixed interest rate loans                $64,156    $47,050    $43,016    $25,268    $15,427     $6,415    $201,332    $203,014
    Average interest rates                    8.25%      8.31%      8.35%      8.13%      8.35%      7.84%       8.27%
  Variable interest rate loans             $12,166     $1,858       $851        $89        $14       $131     $15,109     $15,109
    Average interest rates                   10.24%     10.21%      9.38%      9.88%     11.00%     10.16%      10.27%

Rate sensitive liabilities:
  Savings and NOW accounts                 $55,710    $16,254    $13,085    $11,115    $10,273    $27,405    $133,842    $133,842
    Average interest rates                    3.66%      2.62%      2.62%      2.61%      2.60%      2.52%       3.03%
  Fixed interest rate time deposits        $87,877    $24,385    $12,851    $13,838    $11,186       $125    $150,262    $149,750
    Average interest rates                    5.56%      6.05%      6.25%     6.61%       6.48%      6.70%       5.87%
  Variable interest rate time deposits        $640       $394                                                  $1,034      $1,034
    Average interest rates                    5.29%      5.29%                                                   5.29%

                           PART II - OTHER INFORMATION



Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IBT Bancorp, Inc.
                              -----------------------------


Date:  April 30, 1998         /s/ David W. Hole
     ------------------       ---------------------------------------------
                              David W. Hole, President/CEO



                              /s/ Dennis P. Angner
                              ---------------------------------------------
                              Dennis P. Angner, Treasurer
                              (Principal Financial Officer)

                                IBT BANCORP, INC.

                                  EXHIBIT INDEX


Exhibit
  No.                               Description                    Page Number
-------                       ---------------------------          -----------
  27                          Financial Data Schedule                  18