Form 10-Q
period 1998-06-30
IBT BANCORP INC /MI/
filed 1998-08-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 1998

                                     or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from --------------------- to ----------------------
Commission File Number:
                                           0-18415
                       ------------------------------------------------
                                   IBT Bancorp, Inc.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                    38-2830092
------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    identification No.)

       200 East Broadway                                  48858
------------------------------------------------------------------------
(Address of principal executive offices)                (Zip code)

                                 (517) 772-9471
------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock  $6 par value, 877,302 as of July 31, 1998
                  -------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                      Page Numbers

           Item 1            Financial Statements                       3-8

           Item 2            Management's Discussion and
                             Analysis of Financial Condition
                             and Results of Operations                 9-19

           Item 3            Quantitative and Qualitative
                             Disclosures About Market Risk            20-21

Part II    Other Information

           Item 4            Submission of Matters to a Vote of
                             Security Holders                            22

           Item 6            Exhibits and Reports on Form 8-K            22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                                        June 30    December 31
                                                                                1998       1997
                                                                                ----       ----
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks .................................   $ 16,521   $ 11,005
  Federal funds sold ......................................................      3,000     17,500
                                                                              --------   --------

                                            TOTAL CASH AND CASH EQUIVALENTS     19,521     28,505

  Investment securities:
     Securities available for sale (Amortized cost of
       $89,217 in 1998 and $56,985 in 1997) ...............................     89,634     57,391
     Securities held to maturity (Fair value --
       $5,595 in 1998 and  $7,231 in 1997) ................................      5,525      7,160
                                                                              --------   --------

                                                TOTAL INVESTMENT SECURITIES     95,159     64,551

  Loans:
     Commercial and agricultural ..........................................     42,060     36,978
     Real estate mortgage .................................................    150,552    143,424
     Installment ..........................................................     39,862     36,847
                                                                              --------   --------

                                                                TOTAL LOANS    232,474    217,249
  Less allowance for loan losses ..........................................      2,975      2,677
                                                                              --------   --------

                                                                  NET LOANS    229,499    214,572

  Other assets ............................................................     18,040     11,103
                                                                              --------   --------

                                                               TOTAL ASSETS   $362,219   $318,731
                                                                              ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing ..................................................   $ 45,430   $ 43,207
     NOW accounts .........................................................     43,831     37,892
     Certificates of deposit and other savings ............................    219,503    182,314
     Certificates of deposit over $100,000 ................................     17,182     21,145
                                                                              --------   --------

                                                             TOTAL DEPOSITS    325,946    284,558
  Accrued interest and other liabilities ..................................      3,714      3,215
                                                                              --------   --------

                                                          TOTAL LIABILITIES    329,660    287,773
                                                                              ========   ========

  Shareholders' Equity:
     Common stock -- $6 par value .........................................      5,263      4,755
       4,000,000 shares authorized; outstanding--
       877,252 in 1998 (871,701 in 1997)
     Capital surplus ......................................................     18,636     13,687
     Retained earnings ....................................................      8,386     12,248
     Accumulated other comprehensive income ...............................        274        268
                                                                              --------   --------

                                                 TOTAL SHAREHOLDERS' EQUITY     32,559     30,958

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................   $362,219   $318,731
                                                                              ========   ========


See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                         -------
                                                                                  1998              1997
                                                                                  ----              ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
  Balance at beginning of period                                                792,455           783,457
  10% stock dividend                                                             79,155
  Issuance  of common stock                                                       5,642             4,879
                                                                             ----------         ---------
                                                 BALANCE END OF PERIOD          877,252           788,336
                                                                             ==========         =========
COMMON STOCK:
  Balance at beginning of period                                             $    4,755         $   4,701
  10% stock dividend                                                                475
  Issuance of common stock                                                           33                29
                                                                             ----------         ---------
  Balance end of period                                                           5,263             4,730

CAPITAL SURPLUS:
  Balance at beginning of period                                                 13,687            13,262
  10% stock dividend                                                              4,670
  Issuance of common stock                                                          279               210
                                                                             ----------         ---------
  Balance end of period                                                          18,636            13,472

RETAINED EARNINGS:
  Balance at beginning of period                                                 12,248             9,916
  Net income                                                                      1,726             1,738
  10% stock dividend                                                             (5,145)
  Cash dividends ($0.25 per share in 1998 and $0.23 in 1997)                       (443)             (392)
                                                                             ----------         ---------
  Balance end of period                                                           8,386            11,262

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period                                                    268               121
  Unrealized gains (losses) on securities available for sale,
  net of income taxes and reclassification adjustment                                 6                (9)
                                                                             ----------         ---------
  Balance end of period                                                             274               112
                                                                             ----------         ---------

                            TOTAL SHAREHOLDERS EQUITY END OF PERIOD          $   32,559         $  29,576
                                                                             ==========         =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands)                                                             Three Months Ended    Six Months Ended
                                                                                 June 30              June 30
                                                                                 -------              -------
                                                                               1998      1997      1998     1997
                                                                            -----------------     ----------------
INTEREST INCOME
  Loans...................................................................   $  4,912   $4,702  $ 9,588    $ 9,250
  Investment securities:
    Taxable ..............................................................      1,251      699    2,159      1,399
                                                                                -----    ------   -----      -----
    Nontaxable ...........................................................        226      165      429        330

                                   TOTAL INTEREST ON INVESTMENT SECURITIES      1,477      864    2,588      1,729
  Federal funds sold .....................................................         96       63      206        182
                                                                                -----    -----    -----      -----
                                                     TOTAL INTEREST INCOME      6,485    5,629   12,382     11,161
INTEREST EXPENSE ON DEPOSITS .............................................      3,176    2,563    6,035      5,115
                                                                                -----    -----    -----      -----
                                                       NET INTEREST INCOME      3,309    3,066    6,347      6,046
Provision for loan losses ................................................        108      129      206        252
                                                                                -----    -----    -----      -----
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          3,201    2,937    6,141      5,794

NONINTEREST INCOME
  Trust fees .............................................................        103       87      206        174
  Service charges on deposit accounts ....................................         79       71      153        142
  Other service charges and fees .........................................        264      214      496        432
  Other...................................................................        195      102      362        239
  Net realized gain (loss) on securities
     available for sale ..................................................         46       (2)      46        (11)
                                                                                -----    -----    -----      -----
                                                  TOTAL NONINTEREST INCOME        687      472    1,263        976

NONINTEREST EXPENSES
  Salaries, wages and employee benefits ..................................      1,463    1,195    2,748      2,388
  Occupancy...............................................................        181      158      344        315
  Furniture and equipment.................................................        279      224      537        461
  Other ..................................................................        781      576    1,406      1,165
                                                                                -----    -----    -----      -----
                                                 TOTAL NONINTEREST EXPENSE      2,704    2,153    5,035      4,329

                                        INCOME BEFORE FEDERAL INCOME TAXES      1,184    1,256    2,369      2,441
Federal income taxes .....................................................        320      365      643        703
                                                                                -----    -----    -----      -----
                                                                NET INCOME   $    864   $  891  $ 1,726   $  1,738
                                                                                =====    =====    =====      =====

Net income per share .....................................................   $   0.99   $ 1.03    $1.98   $   2.01
                                                                                =====    =====    =====      =====

Cash dividends per share .................................................   $   0.25   $ 0.23    $0.50   $   0.46
                                                                                =====    =====    =====      =====


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                                     Three Months Ended        Six Months Ended
                                                                                          June 30                   June 30
                                                                                          -------                   -------
                                                                                       1998        1997         1998        1997
                                                                                     --------------------      -----------------

NET INCOME ........................................................................   $   864    $   891       $ 1,726    $ 1,738
Other comprehensive income before income taxes:
  Unrealized gains (losses) on securities available for sale:
         Unrealized holding (losses) gains arising
            during period .........................................................       (65)       176            55        (25)
         Reclassification adjustment for realized
            (gains) losses included in net income .................................       (46)         2           (46)        11
                                                                                      -------    -------       -------    -------
Total comprehensive (loss) income before income
     taxes.........................................................................      (111)       178             9        (14)
         Income tax (benefit) expense related to
            comprehensive income ..................................................       (38)        60             3         (5)
                                                                                      -------    -------       -------    -------

OTHER COMPREHENSIVE (LOSS) INCOME NET OF
                           INCOME TAXES ...........................................       (73)       118             6         (9)
                                                                                      -------    -------       -------    -------
                          TOTAL COMPREHENSIVE INCOME ..............................   $   791    $ 1,009       $ 1,732    $ 1,729
                                                                                      =======    =======       =======    =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                             Six Months Ended
                                                                                                  June 30
                                                                                            1998         1997
                                                                                          --------      -------
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments ....................................................................  $ 11,901      $11,130
  Other fees and income received .......................................................     1,231        1,025
  Interest paid.........................................................................    (6,076)      (5,118)
  Cash paid to suppliers and employees .................................................    (4,612)      (3,964)
  Federal income taxes paid ............................................................      (638)        (753)
                                                                                          --------      -------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES     1,806        2,320

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale ......................................................    21,198       10,066
  Proceeds from maturities of
    securities held to maturity.........................................................     2,328        2,297
  Purchases of securities available for sale............................................   (53,982)      (7,576)
  Purchases of securities held to maturity..............................................      (260)        (202)
  Net increase in loans.................................................................   (14,901)        (287)
  Purchases of equipment and premises ..................................................      (746)        (434)
  Acquisition of branch offices, less cash received ....................................    38,178
                                                                                          --------      -------
                                        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES    (8,185)       3,864

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits .........................................    (1,759)      (2,864)
  Net (decrease) increase in interest bearing deposits .................................      (715)          12
  Cash dividends........................................................................      (443)        (392)
  Proceeds from issuance of common stock ...............................................       312          239
                                                                                          --------      -------
                                                   NET CASH USED BY FINANCING ACTIVITIES    (2,605)      (3,005)

                                        (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS    (8,984)       3,179
                                        Cash and cash equivalents at beginning of period    28,505       15,120
                                                                                          --------      -------
                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 19,521      $18,299
                                                                                          ========      =======


See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1997.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding was 873,178 and 864,272 for the six month period ending June 30, 1998 and 1997, respectively.

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

NOTE 4  BRANCH ACQUISITION

The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 30, 1998. The purchase included approximately $43.0 million in deposits and $225,000 in loans. The Results of Operations and Changes in financial condition include the operating results of the acquired branches from the date of purchase.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1997 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report. The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 30, 1998. The purchase included approximately $43.0 million in deposits and $225,000 in loans. The Results of Operations and Changes in Financial Condition include the operating results of the acquired branches from the date of purchase.

                    SIX MONTHS ENDING JUNE 30, 1998 AND 1997

RESULTS OF OPERATIONS

Net income equaled $1.73 million for the six month period ended June 30, 1998, compared to $1.74 million for the same period in 1997, a 0.07% decrease. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.01% for the first six months of 1998 and 1.16% in 1997. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 10.96 % through June 30, 1998 versus 12.09% for the same period in 1997.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------

(Dollars in thousands except per share data)                                       Year to Date
                                                                                      June 30
                                                                                 -------------------
                                                                                  1998        1997
                                                                                 -------------------
         INCOME STATEMENT DATA:
            Net interest income                                                  $6,347       $6,046
            Provision for loan losses                                               206          252
            Net income                                                            1,726        1,738

         PER SHARE DATA:
            Net income per common share                                          $ 1.98       $ 2.01
            Cash dividends per common share                                        0.50         0.46

         RATIOS:
            Average primary capital to average assets                              9.98%       10.43%
            Net income to average assets                                           1.01         1.16
            Net income to average equity                                          10.96        12.09

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with Statement of Accounting Financial Accounting Standards (SFAS) No. 91, "Accounting for Loan Fees," interest income includes loan fees of $393,000 in 1998 versus $287,000 in 1997. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

                                            (Continued on page 13)

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
-------------------------------------------------------
(Dollars in Thousands)

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


                                                                   Six Months Ending
                                                 June 30, 1998                               June 30, 1997
                                                      Tax     Average                             Tax       Average
                                      Average      Equivalent  Yield/             Average      Equivalent    Yield/
                                      Balance      Interest    Rate               Balance      Interest      Rate
                                      -------      --------    ----               -------      --------      ----
INTEREST EARNING ASSETS:
  Loans                               $220,612       $9,644    8.74%              $215,376     $ 9,298      8.63%
  Taxable investment securities         69,236        2,104    6.08                 43,258       1,350      6.24
  Nontaxable investment securities      18,469          637    6.90                 14,026         500      7.13
  Federal funds sold                     7,558          206    5.45                  6,998         182      5.20
  Other                                  1,495           55    7.36                  1,416          49      6.92
                                     ----------       ------    ----             ----------     -------      ----
              Total Earning Assets     317,370       12,646    7.97                281,074      11,379      8.10

NONEARNING ASSETS:
  Allowance for loan losses             (2,862)                                     (2,785)
  Cash and due from banks               12,057                                      10,122
  Premises and equipment                 6,330                                       5,734
  Accrued income and other assets        8,605                                       5,512
                                      --------                                    --------
                  Total Assets        $341,500                                    $299,657
                                      ========                                    ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits    $ 43,437          588    2.71               $ 40,008         534      2.67
  Savings deposits                      80,285        1,304    3.25                 71,147       1,144      3.22
  Time deposits                        142,185        4,127    5.81                119,254       3,437      5.76
  Fed funds purchased                      537           16    5.96
                                      --------       ------    ----               --------      ------      ----
   Total Interest Bearing Liabilities  266,444        6,035    4.53                230,409       5,115      4.44

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                       40,108                                      37,234
  Other                                  3,447                                       3,269
  Shareholders' equity                  31,501                                      28,745
                                     ---------                                    --------
       Total Liabilities and Equity  $ 341,500                                    $299,657
                                     =========                                    ========

Net interest income (FTE)                            $6,611                                    $ 6,264
                                                     ======                                    =======

Net yield on interest earning assets (FTE)                     4.17%                                        4.46%
                                                               ====                                         ====


TABLE 2

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS
---------------------------------
(Dollars in Thousands)

  The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

    Volume Variance-change in volume multiplied by the previous year's rate. Rate Variance - change in the fully taxable equivalent (FTE) rate multiplied by the prior year's volume.


  The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                                        Six Month Period Ended June 30, 1998
                                                                                    Compared to
                                                                                   June 30, 1997
                                                                          Increase (Decrease) Due to
                                                                 ------------------------------------------------
                                                                       Volume         Rate              Net
                                                                       ------         ----              ---
CHANGES IN INTEREST INCOME:
    Loans                                                               $   228        $ 118          $  346
    Taxable investment securities                                           941         (187)            754
    Nontaxable investment securities                                        153          (16)            137
    Federal funds sold                                                       15            9              24
    Other                                                                     3            3               6
                                                                        -------        -----          ------
    Total changes in interest income                                      1,340          (73)          1,267
         Total changes in interest expense                                  877           43             920
                                                                        -------        -----          ------
            Net Change in Interest Margin (FTE)                         $   463        $(116)         $  347
                                                                        =======        =====          ======


TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
(Dollars in Thousands)

                                                                             Year to Date
                                                                                 June 30
                                                                        -------------------------
                                                                          1998           1997
                                                                        -------        -------
   Summary of changes in allowance:
      Allowance for loan losses - January 1                             $   2,677     $   2,621
         Loans charged off                                                    (82)         (174)
         Recoveries of charged off loans                                      174           185
                                                                        ---------     ---------
         Net loans recovered                                                   92            11
         Provision charged to operations                                      206           252
                                                                        ---------     ---------
      Allowance for loan losses - June 30                               $   2,975     $   2,884
                                                                        =========     =========

   Allowance for loan losses as a % of loans                                 1.28%         1.34%
                                                                        =========     =========



NONPERFORMING LOANS
-------------------
(Dollars in thousands)


                                                                 June 30
                                                             1998          1997
                                                          ---------     ---------
   Total amount of loans outstanding for
      the period (net of unearned interest)               $ 232,474     $ 215,753
                                                          =========     =========

   Nonaccrual loans                                       $     241     $     162
   Accruing loans past due 90 days or more                      803           629
   Restructured loans                                             0             0
                                                          ---------     ---------
                                    Total                 $   1,044     $     791
                                                          =========     =========

   Loans classified as nonperforming as a
      % of outstanding loans                                   0.45%         0.37%
                                                          =========     =========


   To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 1998 to the same period in 1997, fully taxable equivalent (FTE) net interest income increased $347,000 or 5.5%. An increase of 12.9% in average interest earning assets provided $1.34 million of FTE interest income. The majority of this growth was funded by a 15.6% increase in interest bearing deposits, resulting in $877,000 of additional FTE interest expense. Overall, changes in volume resulted in $463,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.13%, decreasing FTE interest income by $73,000. The average rate paid on deposits increased by 0.09%, increasing interest expense by $43,000. The net change related to interest rates earned and paid was a $116,000 decrease in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.17% during the first six months of 1998 versus 4.46% in 1997. The 0.29% decrease in the net interest yield was primarily a result of two factors. The primary factor was the Bank's purchase of the Old Kent branches. The net proceeds (due to the assumption of the deposit liabilities) were invested in investment securities. The investing of these funds was begun in late January 1998. The overall net FTE interest yield on these additional funds is estimated to be 2.20%. Management expects the Corporation's overall net FTE interest yield as a percentage of average assets to decline by an average of 0.25% for the remainder of 1998. The other factor affecting the Corporation's net interest margin is the increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. In addition to increased reliance on these funds, the cost of obtaining these funds has risen in relation to other interest rates. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

The combination of lower interest margins and the write-off related to the $4.2 million deposit premium paid for the Old Kent branch deposits will result in the Corporation's overall profitability as a percentage of assets (return on assets) to decline by approximately 0.20% in 1998.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 64% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 1998 to June 30, 1997, the provision for loan losses was decreased $46,000 to $206,000. The provision was reduced due to a decrease of $92,000 in charged off loans during the first six months of 1998 when compared to the prior year. Year to date 1998, the Corporation had a net recovery of loans previously charged-off of $92,000 versus $11,000 in 1997. Loans classified as nonperforming were 0.45% of loans as of June 30, 1998 versus 0.37% for June 30, 1997. As of June 30, 1998, the allowance for loan losses as a percentage of loans equaled 1.28%. In management's opinion, the allowance for loan losses is adequate as of June 30, 1998.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses on investment securities available for sale. There was a $287,000 increase in fees earned from these sources during the first six months of 1998 when compared to the same period in 1997. Significant individual account changes during this period include a $20,000 increase in brokerage commissions, a $32,000 increase in trust income, a $57,000 increase in gains on the sale of investment securities available for sale, and a $119,000 increase in gains on the sale of mortgage and student loans.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS 125 and 122, and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $162,000 gain from the sale of $24.7 million in mortgages during the second quarter of 1998 versus a $52,000 gain on the sale of $7.6 million for the same period in 1997.

NONINTEREST EXPENSES

Noninterest expenses increased $706,000 or 16.3% during the first six months of 1998 when compared to 1997. The purchase of Old Kent branches had a significant impact on these expenses. Specifically, of the $706,000 increase in noninterest expense, $410,000 is related to the conversion and operations of the Old Kent branches. Excluding these costs, noninterest expense would have increased approximately $296,000 or 6.8%.

The largest component of noninterest expense is salaries and employee benefits, which increased $360,000 or 15.1%. Salary expenses related to the acquisition are estimated to equal $170,000. The remaining increase is related to normal merit and promotional salary increases, and to an across the board increase in hourly wages to retain its current technical and clerical employees and to attract qualified workers in a tight labor market.

Occupancy and furniture and equipment expenses increased $105,000 or 13.5% in 1998. Approximately half of the increase is related to the acquisition. Other significant changes include automatic teller machine operating costs, equipment depreciation and computer expenses. Other operating expenses increased $241,000, a 20.7% increase. The amortization of deposit premium recorded in connection with the Old Kent branch acquisition accounted for $131,000 of the increase. Printing and office supplies, postage, and loan acquisi-tion expenses accounted for the majority of the remaining increase.

                      QUARTER ENDED JUNE 30, 1998 AND 1997

RESULTS OF OPERATIONS

Net income equaled $864,000 for the second quarter in 1998 compared to $891,000 for the same period in 1997, a 3.0% decrease. Return on average assets equaled 0.95% for the second quarter of 1998 versus 1.19% for the same period in 1997. Return on average equity equaled 10.83% for the second quarter in 1998, versus 12.24% for the second quarter in 1997.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------

(Dollars in thousands except per share data)

                                                                                   Quarter Ended
                                                                                      June 30
                                                                          ----------------------------
                                                                          1998                 1997
                                                                          ----------------------------
   INCOME STATEMENT DATA:
      Net interest income                                                 $3,309               $3,066
      Provision for loan losses                                              108                  129
      Net income                                                             864                  891

   PER SHARE DATA:
      Net income per common share                                        $  0.99              $  1.03
      Cash dividend per common share                                        0.25                 0.23

   RATIOS:
      Net income to average assets                                          0.95%                1.19%
      Net income to average equity                                         10.83                12.24

NET INTEREST INCOME

When comparing the second quarter of 1998 to 1997, net FTE interest income increased $268,000. An increase of 19.2% in interest earning assets (of which 12.0% is related to the acquisition) provided $1.03 million of FTE interest income. The asset growth was funded primarily by a 24.0% increase in interest bearing deposits, resulting in $634,000 of increased interest expense. Overall, increased volume resulted in $391,000 of additional FTE interest income. During the second quarter of 1998, the average FTE interest rate earned on assets decreased by 0.26% and the average rate paid on deposits decreased by 0.01%. The changes in interest rates earned and paid resulted in a $123,000 decrease in FTE interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.12% during the second quarter of 1998 versus 4.53% in 1997. The 0.41% decrease was primarily a result of the same factors that have affected the year to date net interest yield.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 1998 was $108,000 versus $129,000 in 1997. The decrease in the provision resulted from a decrease in loans charged of $92,000 during the first six months of 1998. During 1998 the Corporation had a net recovery of loans previously charged-off of $92,000 versus $11,000 in 1997.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 1998, when compared to the same period in 1997, increased $215,000. The most significant changes were a $72,000 increase in gains on the sale of loans, a $16,000 increase in trust fees, and a $48,000 increase in gains from the sale of investment securities available for sale, and a $30,000 increase in deposit account service and overdraft fees.

TABLE 4

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
-------------------------------------------------------

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

                                                                   Quarter Ending
                                                  June 30, 1998                               June 30, 1997
                                                       Tax      Average                           Tax      Average
                                       Average      Equivalent   Yield/            Average     Equivalent   Yield/
                                       Balance       Intest      Rate              Balance      Interest    Rate
                                       -------       ------      ----              -------      --------    ----
  INTEREST EARNING ASSETS:
  Loans                                $224,939      $4,940      8.78%            $217,077      $4,725      8.71%
  Taxable investment securities          80,918       1,224      6.05               43,037         674      6.26
  Nontaxable investment securities       19,472         329      6.76               13,863         251      7.24
  Federal funds sold                      7,012          96      5.48                4,657          63      5.41
  Other                                   1,524          28      7.35                1,463          25      6.84
                                       --------      ------      ----             --------      ------      ----
           Total Earning Assets         333,865       6,617      7.93              280,097       5,738      8.19%

NONEARNING ASSETS:
  Allowance for loan losses              (2,929)                                    (2,848)
  Cash and due from banks                13,206                                     10,065
  Premises and equipment                  6,855                                      5,749
  Accrued income and other assets        10,940                                      5,504
                                       --------                                   --------
                  Total Assets         $361,937                                   $298,567
                                       ========                                   ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits     $ 47,474         312      2.63              $39,706         266      2.68
  Savings deposits                       85,359         683      3.20               70,212         566      3.22
  Time deposits                         151,160       2,180      5.77              119,125       1,732      5.82
                                       --------      ------      ----             --------      ------      ----
   Total Interest Bearing Liabilities   283,993       3,175      4.47              229,043       2,564      4.48

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY:
  Demand deposits                        42,466                                     37,164
  Other                                   3,556                                      3,325
  Shareholders' equity                   31,922                                     29,125
                                       --------                                   --------
       Total Liabilities and Equity    $361,937                                   $298,567
                                       ========                                   ========

Net interest income (FTE)                            $3,442                                     $3,174
                                                     ======                                     ======

Net yield on interest earning assets (FTE)                       4.12%                                      4.53%
                                                                 ====                                       ====



TABLE 5

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS
---------------------------------
(Dollars in Thousands)

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

                                                                Quarter Ended June 30, 1998
                                                                       Compared to
                                                                     June 30, 1997
                                                                 Increase (Decrease) Due to
                                                               -------------------------------
                                                                 Volume       Rate         Net
                                                                -------      ------       -----
CHANGES IN INTEREST INCOME:
     Loans                                                       $  173        $  42         $215
     Taxable investment securities                                  723         (173)         550
     Nontaxable investment securities                                96          (18)          78
     Federal funds sold                                              32            1           33
     Other                                                            1            2            3
                                                                 ------        -----         ----
         Total changes in interest income                         1,025         (146)         879
         Total changes in interest expense                          634           23          611
                                                                 ------        -----         ----
     Net Change in Interest Margin (FTE)                         $  391        $(123)        $268
                                                                 ======        =====         ====

NONINTEREST EXPENSES

Noninterest expenses increased $551,000 during the second quarter of 1998 when compared to 1997. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The purchase of the Old Kent branches had a significant impact on these costs. Management estimates that of the $551,000 increase in noninterest expense, $385,000 is related to the conversion and operations of the Old Kent branches. Excluding these costs, noninterest expense would have increased approximately $166,000. Comparing 1998 to 1997, salaries and employee benefits increased $268,000, occupancy expense and furniture and equipment expense increased $78,000 and other operating expenses increased $205,000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1997, total assets decreased $43.5 million to $362.2 million. As of June 30, 1998, the loan portfolio increased $15.2 million, fed funds sold decreased $14.5 million, and investment securities increased $30.6 million when compared to December 31, 1997. Deposits during this period increased $41.4 million. The majority of the increase in deposits was a result of Isabella Bank and Trust's acquisition of the three Old Kent branches.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 1998, cash and cash equivalents as a percentage of total assets equaled 5.4%, versus 8.9% as of December 31, 1997. During the first six months of 1998, $1.8 million in net cash was provided from operations. Investing activities used $8.2 million and financing activities used $2.6 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $9.0 million decrease in cash and cash equivalents during the first six months of 1998.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $89.6 million as of June 30, 1998 and $57.4 million as of December 31, 1997. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $1.6 million since December 31, 1997.

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses, was 10.0% at June 30, 1998.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1998:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:

                                                 IBT Bancorp
                                                                Actual
                                           Required            06/30/98
                                           ------------      ------------
         Equity Capital                     4.00               13.29
         Secondary Capital*                 4.00                1.25
         Total Capital                      8.00               14.54

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 1998. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                                 June 30                            Fair Value
                                          ------------------------------------------------------------------------------------------
                                            1999      2000     2001      2002        2003   Thereafter     Total      06/30/98
                                          ------------------------------------------------------------------------------------------
Rate sensitive assets:
  Other interest bearing assets             $3,000                                                          $3,000       $3,000
    Average interest rates                    5.45%                                                           5.45%
  Fixed interest rate secur                $10,350  $18,605   $22,817   $15,081     $13,887    $14,419     $95,159      $95,229
    Average interest rates                    5.63%    5.93%     5.85%     5.83%       6.08%      6.65%       5.82%
  Fixed interest rate loans                $72,258  $45,742   $48,931   $22,219     $19,516     $7,871    $216,537     $218,252
    Average interest rates                    7.98%    8.39%     8.17%     8.19%       8.15%      7.73%       8.14%
  Variable interest rate loans             $12,560   $2,116      $902      $258          $1       $100     $15,937      $15,937
    Average interest rates                   10.24%   10.24%     9.56%    10.37%      10.75%     10.00%      10.26%

Rate sensitive liabilities:
  Savings and NOW accounts                 $54,564  $15,351   $12,368   $10,539      $9,761    $28,236    $130,819     $130,819
    Average interest rates                    3.68%    2.57%     2.57%     2.55%       2.55%      2.63%       3.04%
  Fixed interest rate time deposits        $85,278  $24,541   $11,872   $15,672     $11,109       $157    $148,629     $149,128
    Average interest rates                    5.46%    6.11%     6.10%     6.62%       6.32%      6.32%       5.81%
  Variable interest rate time deposits        $760     $302        $5                                       $1,067       $1,067
    Average interest rates                    5.29%    5.29%     5.29%                                        5.29%


                           PART II - OTHER INFORMATION


Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The registrant's annual meeting of shareholders was held on May 5, 1998. At that meeting the shareholders voted upon the election of directors.

                                                                      VOTES CAST
             Election of Directors                               For            Withheld
             ---------------------                               ---            --------
             All nominees for director were elected:

                  James C. Fabiano                             679,601           10,999
                  David W. Hole                                682,668            7,932
                  L. A. Johns                                  680,585           10,015

Item 6       EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibit 27 - Financial Data Schedule
            (b) Form 8-K, Item 5, Other Events, was filed April 6, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IBT Bancorp, Inc.
                                            ----------------------------


Date:   August 5, 1998                      /s/ David W. Hole
     -------------------------              ----------------------------
                                            David W. Hole, President/CEO



                                            /s/ Dennis P. Angner
                                            ----------------------------
                                            Dennis P. Angner, Treasurer
                                            (Principal Financial Officer)

                                   IBT BANCORP

                                  EXHIBIT INDEX


Exhibit
  No.                              Description             Page Number
  ---                              -----------             -----------

  27                          Financial Data Schedule          22