Form 10-Q
period 1998-09-30
IBT BANCORP INC /MI/
filed 1998-11-12
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 1998
                               ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                           to
                               -------------------------    --------------------
Commission File Number:                         0-18415
                       ---------------------------------------------------------
                               IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                        38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              identification No.)

          200 East Broadway          Mt. Pleasant, MI       48858
--------------------------------------------------------------------------------
(Address of principal executive offices)                   Zip code)

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

            Common Stock $6 par value, 879,477 as of October 31, 1998
            ---------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q



Part I   Financial Information                                                Page Numbers
                  Item 1            Financial Statements                           3-8

                  Item 2            Management's Discussion and                   9-19
                                    Analysis of Financial Condition
                                    and Results of Operations

                  Item 3            Quantitative and Qualitative                 20-22
                                    Disclosures About Market Risk

Part II  Other Information

                  Item 6            Exhibits and Reports on Form 8-K                23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                            September 30 December 31
                                                                      1998        1997
                                                                      ----        ----
                                                                  (Unaudited)
ASSETS
  Cash and demand deposits due from banks ....................     $ 10,230     $ 11,005
  Federal funds sold .........................................        9,800       17,500
                                                                   --------     --------
                               TOTAL CASH AND CASH EQUIVALENTS       20,030       28,505

  Investment securities:
     Securities available for sale  (amortized cost of
       $87,373 in 1998 and $56,985 in 1997) ..................       88,744       57,391
     Securities held to maturity (fair value --
       $6,764 in 1998 and $7,231 in 1997) ....................        6,649        7,160
                                                                   --------     --------
                                   TOTAL INVESTMENT SECURITIES       95,393       64,551

  Loans:
     Commercial and agricultural .............................       39,539       36,978
     Real estate mortgage ....................................      157,538      143,424
     Installment .............................................       41,365       36,847
                                                                   --------     --------
                                                   TOTAL LOANS      238,442      217,249
  Less allowance for loan losses .............................        3,088        2,677
                                                                   --------     --------
                                                     NET LOANS      235,354      214,572

  Other assets ...............................................       18,904       11,103
                                                                   --------     --------
                                                  TOTAL ASSETS     $369,681     $318,731
                                                                   ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Noninterest bearing .....................................     $ 45,162     $ 43,207
     NOW accounts ............................................       50,608       37,892
     Certificates of deposit and other savings ...............      219,387      182,314
     Certificates of deposit over $100,000 ...................       17,064       21,145
                                                                   --------     --------
                                                TOTAL DEPOSITS      332,221      284,558
  Accrued interest and other liabilities .....................        3,499        3,215
                                                                   --------     --------
                                             TOTAL LIABILITIES      335,720      287,773

  Shareholders' Equity:
     Common stock -- $6 par value ............................        5,276        4,755
       4,000,000 shares authorized; outstanding--
       879,367 in 1998 (792,455 in 1997)
     Capital surplus..........................................       18,760       13,687
     Retained earnings .......................................        9,020       12,248
     Accumulated other comprehensive income ..................          905          268
                                                                   --------     --------
                                    TOTAL SHAREHOLDERS' EQUITY       33,961       30,958
                                                                   --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................     $369,681     $318,731
                                                                   ========     ========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands)                                                         Nine Months Ended
                                                                                 September  30
                                                                                 -------------
                                                                              1998           1997
                                                                              ----           ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
  Balance at beginning of period                                             792,455        783,457
  10% stock dividend                                                          79,155
  Issuance  of common stock                                                    7,757          6,864
                                                                           ---------      ---------
                                                 BALANCE END OF PERIOD       879,367        790,321
                                                                           =========      =========
COMMON STOCK:
  Balance at beginning of period                                           $   4,755      $   4,701
  10% stock dividend                                                             475
  Issuance of common stock                                                        46             41
                                                                           ---------      ---------
  Balance end of period                                                        5,276          4,742

CAPITAL SURPLUS:
  Balance at beginning of period                                              13,687         13,262
  10% stock dividend                                                           4,670
  Issuance of common stock                                                       403            312
                                                                           ---------      ---------
  Balance end of period                                                       18,760         13,574

RETAINED EARNINGS:
  Balance at beginning of period                                              12,248          9,916
  Net income                                                                   2,580          2,648
  10% stock dividend                                                          (5,145)
  Cash dividends ($0.25 per share in 1998 and $0.23 in 1997)                    (663)          (590)
                                                                           ---------      ---------
  Balance end of period                                                        9,020         11,974

ACCUMULATED OTHER COMPREHENSIVE INCOME:
  Balance at beginning of period                                                 268            121
  Unrealized gains (losses) on securities available for sale,
    net of income taxes and reclassification adjustment                          637             90
                                                                           ---------      ---------
  Balance end of period                                                          905            211

                               TOTAL SHAREHOLDERS EQUITY END OF PERIOD     $  33,961      $  30,501
                                                                           =========      =========



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands, except per share data)
                                                                   Three Months Ended          Nine Months Ended
                                                                       September 30               September 30
                                                                       ------------               ------------
                                                                     1998         1997         1998         1997
                                                                  ---------------------      ---------------------
INTEREST INCOME
  Loans .....................................................       $5,126       $4,744       $14,714      $13,994
  Investment securities:
    Taxable .................................................        1,141          662         3,300        2,061
    Nontaxable ..............................................          219          166           648          496
                                                                    ------       ------       -------      -------
                      TOTAL INTEREST ON INVESTMENT SECURITIES        1,360          828         3,948        2,557
  Federal funds sold ........................................          138          122           344          304
                                                                    ------       ------       -------      -------
                                        TOTAL INTEREST INCOME        6,624        5,694        19,006       16,855

INTEREST EXPENSE ON DEPOSITS ................................        3,226        2,625         9,261        7,740
                                                                    ------       ------       -------      -------
                                          NET INTEREST INCOME        3,398        3,069         9,745        9,115

Provision for loan losses ...................................          115          134           321          386
                                                                    ------       ------       -------      -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .......        3,283        2,935         9,424        8,729


NONINTEREST INCOME
  Trust fees ................................................          103           87           309          261
  Service charges on deposit accounts .......................           79           72           232          214
  Other service charges and fees ............................          269          233           765          665
  Other .....................................................          275          155           637          394
  Net realized gain (loss) on securities available
     for sale ...............................................            2           (4)           48          (15)
                                                                    ------       ------       -------      -------
                                     TOTAL NONINTEREST INCOME          728          543         1,991        1,519


NONINTEREST EXPENSES
  Salaries, wages and employee benefits .....................        1,523        1,208         4,271        3,596
  Occupancy .................................................          185          162           529          477
  Furniture and equipment ...................................          306          242           843          703
  Other .....................................................          837          585         2,243        1,750
                                                                    ------       ------       -------      -------
                                    TOTAL NONINTEREST EXPENSE        2,851        2,197         7,886        6,526

                           INCOME BEFORE FEDERAL INCOME TAXES        1,160        1,281         3,529        3,722
Federal income taxes ........................................          306          371           949        1,074
                                                                    ------       ------       -------      -------

                                                   NET INCOME       $  854       $  910       $ 2,580      $ 2,648
                                                                    ======       ======       =======      =======

Net income per share ........................................       $ 0.97       $ 1.05       $  2.95      $  3.06
                                                                    ======       ======       =======      =======

Cash dividends per share ....................................       $ 0.25       $ 0.23       $  0.75      $  0.72
                                                                    ======       ======       =======      =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                   Three Months Ended       Nine Months Ended
                                                                       September 30            September 30
                                                                       ------------            ------------
                                                                    1998         1997        1998        1997
                                                                  --------------------     --------------------
NET INCOME ..................................................      $  854       $  910      $2,580       $2,648
Other comprehensive income before income taxes:
  Unrealized gains (losses) on securities available for sale:
         Unrealized holding gains arising during
            period ..........................................         958          146       1,013          121
         Reclassification adjustment for realized
            (gains) losses included in net income ...........          (2)           4         (48)          15
                                                                   ------       ------      ------       ------
Total comprehensive (loss) income before income
     taxes ..................................................         956          150         965          136
         Income tax expense related to comprehen-
            sive income .....................................         325           51         328           46
                                                                   ------       ------      ------       ------
OTHER COMPREHENSIVE INCOME NET OF INCOME
  TAXES .....................................................         631           99         637           90
                                                                   ------       ------      ------       ------
                                   TOTAL COMPREHENSIVE INCOME      $1,485       $1,009      $3,217       $2,738
                                                                   ======       ======      ======       ======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)                                                     Nine Months Ended
                                                                              September 30
                                                                           1998          1997
                                                                           ----          ----
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments ...............................................     $ 18,277      $ 16,853
  Other fees and income received ..................................        1,976         1,503
  Interest paid ...................................................       (9,262)       (7,689)
  Cash paid to suppliers and employees ............................       (7,983)       (6,244)
  Income taxes paid ...............................................         (971)       (1,167)
                                                                        --------      --------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES        2,037         3,256

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale .................................       25,131        14,499
  Proceeds from maturities of
    securities held to maturity ...................................        2,502         2,297
  Purchase of securities available for sale .......................      (57,450)      (11,607)
  Purchase of securities held to maturity .........................         (260)         (702)
  Net increase in loans ...........................................      (20,871)       (2,517)
  Purchases of equipment and premises .............................         (619)         (521)
  Acquisition of branch offices, less cash received ...............       38,178
  Acquisition of title company ....................................       (1,450)
                                                                        --------      --------
                   NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES      (14,839)        1,449


FINANCING ACTIVITIES
  Net decrease in non-interest bearing deposits ...................       (1,288)       (3,101)
  Net increase in interest bearing deposits .......................        5,829         2,336
  Cash dividends ..................................................         (663)         (590)
  Proceeds from issuance of common stock ..........................          449           353
                                                                        --------      --------
                   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        4,327        (1,002)
                                                                        --------      --------

                   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (8,475)        3,703

                   Cash and cash equivalents at beginning of period       28,505        15,120
                                                                        --------      --------

                         CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 20,030      $ 18,823
                                                                        ========      ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1997.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 874,625 and 864,831 for the nine month periods ending September 30, 1998 and 1997, respectively.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1997 annual report and with the unaudited financial statements and notes thereto, as set forth on pages 3 through 8 of this report. The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 30, 1998. The purchase included approximately $43.0 in deposits and $225,000 in loans. On July 31, 1998, IBT Title, a wholly owned subsidiary of Isabella Bank and Trust, acquired Isabella County Abstract Company. The acquisition included premises, equipment, and an abstract title plant. The purchase price was less than 1% of the Corporation's assets. The Results of Operations and Changes in Financial Position included in the operating results is from the dates of purchase.

                 NINE MONTHS ENDING SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

         Net income equaled $2.58 million for the nine month period ended September 30, 1998, compared to $2.65 million for the same period in 1997, a 2.6% decrease. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 0.98% for the first nine months of 1998 and 1.18% in 1997. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 10.78% through September 30, 1998 versus 12.11% through September 30, 1997.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------

(Dollars in thousands except per share data)                Year to Date
                                                            September 30
                                                       ---------------------
                                                        1998           1997
                                                       ---------------------
INCOME STATEMENT DATA:
   Net interest income                                 $9,745         $9,115
   Provision for loan losses                              321            386
   Net income                                           2,580          2,648

PER SHARE DATA:
   Net income per common share                         $ 2.95         $ 3.06
   Cash dividend per common share                        0.75           0.72


RATIOS:
   Average primary capital to average assets             9.85%         10.57%
   Net income to average assets                          0.98           1.18
   Net income to average equity                         10.78          12.11

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

                                                                            Nine Months Ending
                                                        September 30, 1998                      September  30, 1997
                                                                Tax          Average                     Tax         Average
                                               Average       Equivalent       Yield/    Average       Equivalent      Yield/
                                               Balance        Interest        Rate      Balance        Interest       Rate
                                               -------        --------        ----      -------        --------       ----
INTEREST EARNING ASSETS:
  Loans                                         $225,814        $14,808        8.74%    $215,906        $14,064        8.69%
  Taxable investment securities                   70,755          3,217        6.06       42,297          1,988        6.27
  Nontaxable investment securities                18,554            982        7.06       13,975            752        7.17
  Federal funds sold                               8,373            344        5.48        7,613            303        5.31
  Other                                            1,507             83        7.34        1,433             73        6.79
                                                --------        -------        ----     --------        -------        ----
                 Total Earning Assets            325,003         19,434        7.97      281,224         17,180        8.15

NONEARNING ASSETS:
  Allowance for loan losses                       (2,919)                                 (2,827)
  Cash and due from banks                         12,596                                  10,251
  Premises and equipment                           6,757                                   5,712
  Accrued income and other assets                  9,485                                   5,586
                                                --------                                --------
                         Total Assets           $350,922                                 299,946
                                                ========                                ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits              $ 45,479            918        2.69       39,376            788        2.67
  Savings deposits                                83,019          2,015        3.24       70,237          1,698        3.22
  Time deposits                                  144,993          6,312        5.80      120,299          5,254        5.82
  Fed funds purchased                                358             16        5.96
                                                --------        -------        ----     --------        -------        ----
   Total Interest Bearing Liabilities            273,849          9,261        4.51      229,912          7,740        4.49

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                                 41,676                                  37,656
  Other                                            3,474                                   3,211
  Shareholders' equity                            31,923                                  29,167
                                                --------                                --------
         Total Liabilities and Equity           $350,922                                $299,946
                                                ========                                ========

Net interest income (FTE)                                       $10,173                                 $ 9,440
                                                                =======                                 =======
Net yield on interest earning assets (FTE)                                     4.17%                                   4.48%
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

                                                                   Nine Month Period Ended September 30, 1998
                                                                                    Compared to
                                                                                September 30, 1997
                                                                            Increase (Decrease) Due to
                                                                   ------------------------------------------
                                                                        Volume          Rate          Net
                                                                        ------          ----          ---
CHANGES IN INTEREST INCOME:
    Loans                                                              $  650          $  94        $  744
    Taxable investment securities                                       1,431           (202)        1,229
    Nontaxable investment securities                                      253            (23)          230
    Federal funds sold                                                     31             10            41
    Other investments                                                       4              6            10
                                                                       ------          -----        ------
         Total changes in interest income                               2,369           (115)        2,254
         Total changes in interest expense                              1,534            (13)        1,521
                                                                       ------          -----        ------
            Net Change in Interest Margin (FTE)                        $  835          $ 102        $  733
                                                                       ======          =====        ======

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

(Dollars in Thousands)

                                                             Year to Date
                                                             September 30
                                                        ---------------------
                                                         1998          1997
                                                         ----          ----
   Summary of changes in allowance for loan losses:
      Allowance for loan losses - January 1             $ 2,677       $ 2,621
         Loans charged off                                 (134)         (266)
         Recoveries of previously charged off loans         224           224
                                                        -------       -------
         Net loans recovered (charged off)                   90           (42)
      Provision charged to operations                       321           386
                                                        -------       -------
      Allowance for loan losses - September 30          $ 3,088       $ 2,965
                                                        =======       =======

   Allowance for loan losses as a % of loans               1.30%         1.36%
                                                           ====          ====


NONPERFORMING LOANS
-------------------

(Dollars in thousands)

                                                                September 30
                                                            1998           1997
                                                            ----           ----
   Total amount of loans outstanding for
      the period (net of unearned interest)                $238,442      $217,929
                                                           ========      ========

   Nonaccrual loans                                        $    278      $    332
   Accruing loans past due 90 days or more                      964           649
   Restructured loans                                                         105
                                                           --------      --------
                                       Total               $  1,242      $  1,086
                                                           ========      ========

   Loans classified as nonperforming as
      a % of outstanding loans                                 0.52%         0.50%
                                                               ====          ====

   Loans classified as substandard to
   Allowance for loan losses - September 30                   40.22%        36.63%
                                                              =====         =====

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. In accordance with SFAS No. 91, "Accounting for Loan Fees," interest income includes amortization of net deferred loan fees of $585,000 in the first nine months of 1998 versus $444,000 for the same period in 1997. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.


As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 1998 to the same period in 1997, fully taxable equivalent (FTE) net interest income increased $733,000 or 7.8%. An increase of 15.6% in average interest earning assets provided $2.37 million of FTE interest income. The majority of this increase was funded by a 19.1% increase in interest bearing deposits, resulting in $1.53 million of additional interest expense. Overall, changes in volume resulted in $835,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.18%, decreasing FTE interest income by $115,000 and the average rate paid on deposits increased by 0.02%, increasing interest expense by $13,000. The increased interest rates earned and paid reduced FTE net interest income by $102,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.17% during 1998 versus 4.48% in 1997. The 0.31% decrease in the net interest yield was primarily a result of two factors. The primary factor was the Bank's purchase of the Old Kent branches. The net proceeds (due to the assumption of the deposit liabilities) were invested in investment securities. The overall net FTE interest yield on these additional funds is estimated to be 2.20%. Management expects the Corporation's overall net FTE interest yield as a percentage of average assets to decline by an average of 0.25% for the remainder of 1998. The other factor affecting the Corporation's net interest margin is the increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. In addition to increased reliance on these funds, the cost of obtaining these funds has risen in relation to other interest rates. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

The combination of lower interest margins and the write-off related to the $4.2 million deposit premium paid for the Old Kent branch deposits will result in the Corporation's overall profitability as a percentage of assets (return on assets) to decline by approximately 0.20% in 1998.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 64% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 1998 to September 30, 1997, the provision for loan losses was decreased by $65,000 to $321,000. The provision was reduced due to a decrease of $134,000 in charged off loans during the first nine months of 1998. Year to date

1998, the Corporation had a net recovery of loans previously charged off of $90,000 versus net charge-offs of $42,000 in 1997. Loans classified as nonperforming were 0.52% of loans as of September 30, 1998 versus 0.50% for September 30, 1997. The allowance for loan losses as a percentage of loans equaled 1.30%. In management's opinion, the allowance for loan losses is adequate as of September 30, 1998.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses on investment securities available for sale. There was a $472,000 increase in fees earned from these sources during the nine months of 1998 when compared to 1997. Significant individual account changes during this period include a $33,000 increase in brokerage commissions, a $48,000 increase in trust income, a $63,000 increase in gains on the sale of investment securities available for sale, a $136,000 increase in gains on the sale of mortgage and student loans, and $92,000 in revenue from the sale of title insurance.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS No. 125 and are sold without recourse. The Corporation retains the servicing of these loans. Included in other operating income is a $254,000 gain from the sale of $34.6 million in mortgages through the third quarter of 1998 versus a $104,000 gain on the sale of $12.1 million for the same period in 1997.

NONINTEREST EXPENSE

Noninterest expense increased $1.36 million or 20.3% during the first nine months of 1998 when compared to 1997. The acquisition of the Old Kent branches and IBT Title had a significant impact on these expenses. Specifically, of the increase in noninterest expense, $787,000 is related to their conversion and operation. Excluding these costs, noninterest expense would have increased approximately $573,000 or 8.8%.

The largest component of noninterest expense is salaries and employee benefits, which increased $675,000 or 18.8%. Salary expenses related to the acquisitions are estimated to equal $354,000. The remaining increase is related to normal merit and promotional salary increases, and to an across the board increase in hourly wages to retain its current technical and clerical employees and to attract qualified workers in a tight labor market.

Occupancy and Furniture and equipment expenses increased $192,000 or 16.3% in 1998. Approximately half of the increase is related to the acquisition. Other significant changes include automatic teller machine operating costs, equipment depreciation, and computer expenses. Other operating expenses increased $493,000, a 28.2% increase. The periodic amortization of the premium resulting from the acquisitions accounted for $285,000 of the increase. Printing and office supplies, postage, and loan acquisition expenses accounted for the majority of the remaining increase.

                    QUARTER ENDED SEPTEMBER 30, 1998 AND 1997

RESULTS OF OPERATIONS

Net income equaled $854,000 for the third quarter in 1998 compared to $910,000 for the same period in 1997, a 6.2% decrease. Return on average assets equaled 0.92% for the third quarter in 1998 compared to 1.21% for the same period in 1997. Return on average equity equaled 10.42% for the third quarter in 1998, versus 12.13% for the third quarter in 1997.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------

(Dollars in thousands except per share data)

                                                               Quarter Ended
                                                               September 30
                                                          -----------------------
                                                          1998               1997
                                                          -----------------------
   INCOME STATEMENT DATA:
         Net interest income                              $3,398           $3,069
         Provision for loan losses                           115              134
         Net income                                          854              910
   PER SHARE DATA:
         Net income per common share                      $ 0.97           $ 1.16
         Cash dividend per common share                     0.25             0.25
   RATIOS:
         Net income to average assets                       0.92%            1.21%
         Net income to average equity                      10.42            12.13

NET INTEREST INCOME

When comparing net interest income for the third quarter of 1998 to the same period in 1997, a 20.8% increase in average interest-earning assets provided $1.03 million of additional FTE interest income. The average rate of interest-earning assets decreased 0.26%, resulting in a $46,000 decrease in FTE interest income. The changes in average balances and the rates earned provided an additional $987,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest-bearing deposits, which increased by 26.1% in 1998. The average cost of these deposits decreased by 0.12%. The changes in the average balances and rate paid on interest-bearing deposits resulted in $601,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $386,000 in the third quarter of 1998 when compared to the same period in 1997.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended September 30, 1998 and 1997, average total loans outstanding increased 8.9%. The allowance for loan losses as a percentage of total outstanding loans was 1.30% as of September 30, 1998 and 1.36% in 1997. During the third quarter of 1998, the Corporation had net charge offs of $2,000. The amount provided for loan losses was $115,000 in 1998 versus $134,000 in 1997. The decrease in the provision was due to a decrease in loans charged off.

NONINTEREST INCOME

Noninterest income earned in the third quarter of 1998 compared to the same period in 1997, increased $185,000. The most significant changes were a $24,000 increase in gains on the sale of mortgage loans, a $15,000 increase in overdraft fees, a $16,000 increase in trust fees, a $12,000 increase in brokerage commissions, and a $92,000 increase in title insurance premiums.

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


                                                                               Quarter Ending
                                                      September  30, 1998                          September 30, 1997
                                                             Tax       Average                            Tax      Average
                                                Average   Equivalent    Yield/            Average      Equivalent   Yield/
                                                Balance    Interest     Rate              Balance       Interest     Rate
                                                -------    --------     ----              -------       --------     ----
INTEREST EARNING ASSETS:
  Loans                                        $236,220      5,164      8.74%             $216,967       $4,766      8.79%
  Taxable investment securities                  73,794      1,113      6.03                40,376          638      6.32
  Nontaxable investment securities               18,726        345      7.37                13,874          252      7.27
  Federal funds sold                             10,005        138      5.52                 8,844          121      5.47
  Other                                           1,532         28      7.31                 1,466           24      6.55
                                               --------     ------      ----              --------       ------      ----
             Total Earning Assets               340,277      6,788      7.98               281,527        5,801      8.24

NONEARNING ASSETS:
  Allowance for loan losses                      (3,033)                                    (2,912)
  Cash and due from banks                        13,676                                     10,510
  Premises and equipment                          7,612                                      5,669
  Accrued income and other assets                11,240                                      5,732
                                               --------                                   --------
                   Total Assets                $369,772                                   $300,526
                                               ========                                   ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits             $ 49,563        330      2.66               $38,112          254      2.67
  Savings deposits                               88,489        711      3.21                68,415          554      3.24
  Time deposits                                 150,609      2,185      5.80               122,390        1,817      5.94
                                               --------     ------      ----              --------       ------      ----
    Total Interest Bearing Liabilities          288,661      3,226      4.47               228,917        2,625      4.59

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY:
  Demand deposits                                44,813                                     38,500
  Other                                           3,530                                      3,097
  Shareholders' equity                           32,768                                     30,012
                                               --------                                   --------
       Total Liabilities and Equity            $369,772                                   $300,526
                                               ========                                   ========

Net interest income (FTE)                                   $3,562                                       $3,176
                                                            ======                                       ======

Net yield on interest earning assets
  (FTE)                                                                 4.19%                                        4.51%
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

                                                               Quarter Ended September 30, 1998
                                                                          Compared to
                                                                     September  30, 1997
                                                                   Increase (Decrease) Due to
                                                               -------------------------------
                                                               Volume         Rate         Net
                                                               ------         ----         ---
CHANGES IN INTEREST INCOME:
     Loans                                                    $  421          (23)         398
     Taxable investment securities                               505          (30)         475
     Nontaxable investment securities                             90            3           93
     Federal funds sold                                           16            1           17
     Other Investments                                             1            3            4
                                                              ------          ---          ---
         Total changes in interest income                      1,033          (46)         987
         Total changes in interest expense                       647          (46)         601
                                                              ------          ---          ---
         Net Change in Interest Margin (FTE)                  $  386            0          386
                                                              ======          ===          ===

NONINTEREST EXPENSE

Noninterest expense increased $654,000 during the third quarter of 1998 when compared to 1997. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Acquisitions had a significant impact on these costs; management estimates that $377,000 of the increase is related to the acquired businesses. Excluding these costs, non-interest expense would have increased approximately $277,000. Comparing 1998 to 1997, salaries and employee benefits increased $315,000, occupancy expense and furniture and equipment expense increased $87,000, and other operating expenses increased $252,000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1997, total assets increased $51.0 million to $369.7 million. During this period the loan portfolio increased $21.2 million, fed funds sold decreased $7.7 million, and investment securities increased $30.8 million. Changes in funding sources include a $2.0 increase in noninterest bearing deposits, an increase in interest bearing deposits of $45.7 million and a $3.0 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 1998, cash and cash equivalents as a percentage of total assets equaled 5.4%, versus 8.9% as of December 31, 1997. During the first nine months of 1998, $2.0 million in net cash was provided from operations, and $4.3 million was provided by financing activities. Financing activities used $14.8 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $8.5 million decrease in cash and cash equivalents during the first nine months of 1998.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $88.7 million as of September 30, 1998 and $57.4 million as of December 31, 1997. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $3.0 million since December 31, 1997.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, was 9.9% at September 30, 1998.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1998:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS:

                                                   IBT Bancorp
                                                               Actual
                                           Required           09/30/98
                                           --------           --------
         Equity Capital                     4.00               13.25
         Secondary Capital*                 4.00                1.25
         Total Capital                      8.00               14.50

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 1998. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
                                                                       September 30                                      Fair Value
                                        --------------------------------------------------------------------------------------------
                                            1999        2000       2001      2002       2003    Thereafter      Total    09/30/98
                                        --------------------------------------------------------------------------------------------
Rate sensitive assets:
  Other interest bearing assets           $ 9,800                                                             $  9,800    $  9,800
    Average interest rates                   5.45%                                                               5.45%
  Fixed interest rate securities          $ 9,553    $25,742    $17,966   $ 16,290    $ 8,020     $ 17,822    $ 95,393    $ 95,508
    Average interest rates                   5.33%      5.87%      5.90%      5.85%      5.95%        6.63%       5.77%
  Fixed interest rate loans               $69,937    $48,029    $52,191   $ 19,450    $23,707     $  9,592    $222,906    $226,227
    Average interest rates                   8.46%      8.37%      8.09%      8.27%      7.98%        7.58%       8.25%
  Variable interest rate loans            $12,179    $ 2,308    $   714   $    235                $    100    $ 15,536    $ 15,536
    Average interest rates                   9.02%     10.17%      9.60%     10.15%                   8.12%       9.29%

Rate sensitive liabilities:
  Savings and NOW accounts                $59,103    $15,856    $12,736   $ 10,774    $ 9,931     $ 29,683    $138,083    $138,083
    Average interest rates                   3.60%      2.56%      2.56%      2.54%      2.54%        2.67%       3.02%
  Fixed interest rate time deposits       $89,032    $19,898    $11,639   $ 16,202    $11,006     $    129    $147,906    $147,337
    Average interest rates                   5.50%      6.05%      6.08%      6.62%      6.07%        6.50%       5.79%
  Variable interest rate time deposits    $   762    $   303    $     5                                       $  1,070    $  1,070
    Average interest rates                   5.29%      5.29%      5.29%                                          5.29%

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

                           PART II - OTHER INFORMATION


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule
         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IBT Bancorp, Inc.
                               -----------------


Date:      November 6, 1998        /s/David W. Hole
     ----------------------------  --------------------------------------------
                                   David W. Hole, President/CEO



                                   /s/Dennis P. Angner
                                   --------------------------------------------
                                   Dennis P. Angner, Treasurer
                                   (Principal Financial and Accounting Officer)

                                 Exhibit Index


Exhibit
Number                      Description
-------                     -----------
  27                Financial Data Schedule