Form 10-K405
period 1998-12-31
IBT BANCORP INC /MI/
filed 1999-03-17
CIK 842517

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1998
                          -----------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    ------------------
Commission File Number:         0-18415
                         ----------------------
                                IBT BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Michigan                                    38-2830092
       -------------------------------                  -------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   identification No.)

             200 East Broadway Street, Mt. Pleasant, Michigan 48858
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (517) 772-9471
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class          Name of each exchange on which registered

         -------------------          -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock - $6.00 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $67,905,000 as of March 5, 1999.

The number of shares outstanding of the registrant's Common Stock ($6 par value) was 881,885 as of March 5, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                          Part of Form 10-K Incorporated into
         ---------                          -----------------------------------
IBT Bancorp, Inc. Proxy Statement
  for its Annual Meeting of                 Part III
  Shareholders to be held
  April 20, 1999

                                     PART I

ITEM 1.  BUSINESS
GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered bank holding company incorporated under Michigan law in September 1988. The Corporation has two subsidiaries: Isabella Bank and Trust and IBT Financial Services. Isabella Bank and Trust has two wholly owned subsidiaries, IBT Agency and IBT Title. Its principal subsidiary, Isabella Bank and Trust has fifteen banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. IBT Financial Services is a full service retail brokerage offering stocks, bonds and mutual funds to individuals. IBT agency is authorized to sell life insurance, casualty insurance, and fixed and variable annuities. IBT Title provides title insurance, abstract searches, and closes loans in Isabella County. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 24,000. Central Michigan University, with enrollment of 16,000 students, is the area's largest employer and provides a stable source of employment and income. Mount Pleasant, as a result of having a large state supported university within its boundaries and being centrally located between 4 cities of similar size, has a sizable retail shopping industry. Mt. Pleasant is also the base for the state's oil and gas production; Michigan is the 12th largest producer of oil and gas in the United States. Other economic activity in Isabella County includes farming, light industrial manufacturing and gaming at the Saginaw Chippewa Indian Tribe Reservation. The area's unemployment rate is approximately 2.4% and the average household income is $34,500.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank and focuses on providing high-quality, personalized service at a fair price. Based on deposits maintained by all financial institutions, the Bank's market share exceeded 50% of the total for Isabella County in both 1998 and 1997. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and charge card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bond, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The Bank limits lending activity to its local market and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and no corporate debt securities. The general lending philosophy of the Bank is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Bank's loan portfolio, as of December 31, 1998.

LOANS BY MAJOR LENDING CATEGORY:
  (in thousands)                                           Amount          %
                                                           ------        -----
Real Estate:
         One to four family residential                   $111,114        45.0
         Commercial and other                               38,341        15.6
         Construction & land development                    16,098         6.5
                                                          --------     -------
                                    Total Real Estate      165,553        67.1

Commercial:
         Farmland & agricultural production                 10,750         4.3
         State and political subdivisions                    4,842         2.0
         Commercial and other                               29,325        11.9
                                                          --------     -------
                                    Total Commercial        44,917        18.2

Personal:
         Credit cards                                        1,987         0.8
         Student loans                                       1,043         0.4
         Other                                              33,208        13.5
                                                          --------     -------
                                    Total Personal          36,238        14.7

                                                          --------     -------
                                    TOTAL                 $246,708       100.0
                                                          ========     =======

First and second residential mortgages are the single largest category of loans (45.0% of total loans). The Bank offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgement about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. The Corporation has a policy that these loans may not exceed 5% of its total assets.

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

Construction and land development loans consisted mostly of 1 to 4 family residential properties. These loans have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are either converted to permanent loans at the completion of construction or are paid off from financing through another financial institution.

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial loans equaled 18.2% of the Bank's loan portfolio at December 31, 1998. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Bank minimizes its risk by limiting the amount of loans to any one borrower to $2.5 million. Borrowers with credit needs of more than $2.5 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Bank may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Bank requires annual financial statements, prepares cash flow analysis, and reviews credit reports. All commercial loan requests require the approval of two senior loan officers if the amount exceeds $200,000. Loan requests in excess of $200,000 require the approval of either the Bank's Board of Directors or its loan committee.

Consumer loans granted by the Bank include automobile loans, second mortgages, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. The Bank does not offer revolving home equity loans nor does it purchase dealer paper. Loan amortization is generally for a period of up to 5 years; except home improvement loans, which are amortized for up to 10 years. The Bank places underwriting emphasis on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold in the secondary market. All student loans are sold in the secondary market upon reaching a payout status.

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

The Bank's non-banking subsidiaries, IBT Agency and IBT Title, are licensed insurance agencies and are subject to regulation by the Michigan Insurance Bureau.

PERSONNEL

As of December 31, 1998, the Corporation had one full-time employee, the Bank had 182 full-time equivalent employees, IBT Financial Services had three full-time employees, IBT Agency has a dual employee arrangement with IBT Financial Services, and IBT Title had five full-time employees. The Corporation and the Bank provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

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

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 23 and "Note I - Commitments and Other Matters" and "Note J - Regulatory Capital Matters" on pages 45 and 46, respectively.

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

ITEM 2. PROPERTIES
The Corporation's offices are located in the main office building of the Bank. The Bank owns and operates 15 facilities and leases one. IBT Title owns one facility. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 1998.

                                    Year     Approximate      Net
                                  Facility     Square      Book Value
                                   Opened      Footage    12/31/98 (1)
                                  --------   -----------  ------------
Isabella Bank and Trust:
Main Office:
  200 East Broadway (2)
  Mt. Pleasant, Michigan            1903       27,640     $224,850

Main Office Extension:
  Customer Service Center
  139 East Broadway
  Mt. Pleasant, Michigan            1985       16,736      535,273

Isabella County Branch Offices:
  1416 East Pickard (3)
  Mt. Pleasant, Michigan            1983        1,450      519,825

  2133 South Mission (6)
  Mt. Pleasant, Michigan            1976        1,560      413,277

  200 South University (4)
  Mt. Pleasant, Michigan            1964        1,795       61,499

  1402 West High
  Mt. Pleasant, Michigan            1973        2,150       49,734

  401 East Main Street (5)
  Blanchard, Michigan               1911        6,561       20,623

  500 East Wright Avenue
  Shepherd, Michigan                1980        1,830      191,935

  3388 N. Woodruff Road
  Weidman, Michigan                 1975        5,400       81,967

                                    Year     Approximate      Net
                                  Facility     Square      Book Value
                                   Opened      Footage    12/31/98 (1)
                                  --------   -----------  ------------
  1867 Winn Road
  Beal City, Michigan              1977        1,100       $ 52,484

Montcalm County Branch Office:
  313 W. Bridge Street (6)
  Six Lakes, Michigan              1966        1,527        437,541

Clare County Branch Offices:
  532 N. McEwan Street
  Clare, Michigan                  1993        7,300        463,351

  1125 N. McEwan Street
  Clare, Michigan                  1997          525        424,350

Mecosta County Branch Offices:
  220 W. Wheatland Street
  Remus, Michigan                  1998        4,273        318,855

  240 E. Northern Avenue
  Barryton, Michigan               1998        4,273        265,030

  8529 - 100th Avenue
  Stanwood, Michigan               1998        2,665         28,437

IBT Title:
  209 E. Broadway
  Mt. Pleasant, Michigan           1998        2,640        232,222

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 1998 to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on April 20, 1999.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:

                                                                           YEARS OF
         NAME              AGE                     POSITION                SERVICE
         ----              ---                     --------                -------
David W. Hole               61                   President and CEO            39
Mary Ann Breuer             59                   Secretary                    39
Dennis P. Angner            43                   Treasurer                    15

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 1997 through December 31, 1998 there were, so far as management knows, 59 sales of the Corporation's common stock. These sales involved 9,024 shares, as adjusted for a 10 percent stock dividend declared in December 1997 paid in March of 1998. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $77.00 per share in both the third and fourth quarters of 1998, and the lowest price was $45.45 per share in the first and second quarters of 1997. The following is a summary of all known transfers since January 1, 1997. All of the information has been adjusted to reflect the stock dividend referred to above.

                    Number of  Number of     Low        High
           Date       Sales     Shares       Bid        Bid
           ----       -----     ------       ---        ---
           1997:
   First Quarter         9       582     $   45.45  $   50.00
  Second Quarter         9       800         45.45      57.27
   Third Quarter         7       701         57.27      59.09
  Fourth Quarter         8     1,525         59.09      59.09

           1998:
   First Quarter         3       225     $   59.09  $   59.09
  Second Quarter         5     2,133         72.00      72.00
   Third Quarter        11     2,178         72.00      77.00
  Fourth Quarter         7       880         77.00      77.00

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10 percent stock dividend.

                               1998           1997
                               ----           ----
   First Quarter               $0.25         $0.23
  Second Quarter                0.25          0.23
   Third Quarter                0.25          0.23
  Fourth Quarter                0.80          0.79
                               -----         -----
                      TOTAL    $1.55         $1.48
                               =====         =====

IBT Bancorp's authorized stock consists of 4,000,000 shares, of which 881,573 shares are issued as of December 31, 1998 (after the stock dividend paid March 2, 1998) with a par value of $6 per share. As of year end 1998, there were 870 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)

                                              1998          1997          1996          1995             1994
                                              ----          ----          ----          ----             ----
INCOME STATEMENT DATA:
  Total interest income                  $    25,799      $ 22,730      $ 21,698      $ 19,852      $    17,991
  Net interest income                         13,317        12,196        11,741        10,855           10,280
  Provision for loan losses                      321           386           500           475              475
  Net income                                   3,634         3,609         3,340         2,958            2,802

BALANCE SHEET DATA:
  End of year assets                     $   388,783      $318,731      $298,742      $281,505      $   263,203
  Daily average assets                       358,207       303,088       289,308       265,860          255,399
  Daily average deposits                     322,297       270,311       259,240       238,761          230,598
  Daily average loans/net                    226,997       213,757       196,783       177,109          159,556
  Daily average equity                        32,349        29,591        26,954        24,313           22,316

PER SHARE DATA: (1)
  Net income                             $      4.15      $   4.17      $   3.90      $   3.50      $      3.36
  Cash dividends                                1.55          1.48          1.38          1.20             1.13
  Book value (at year end)                     39.16         35.52         32.49         30.33            26.81

FINANCIAL RATIOS:
  Shareholders' equity to assets                8.88%         9.71%         9.37%         9.17%            8.56%
  Net income to average equity                 11.23         12.20         12.39         12.17            12.56
  Cash dividend payout to net income           37.64         35.38         35.60         34.27            33.67
  Net income to average assets                  1.01          1.19          1.15          1.11             1.10

(1) Retroactively restated for the 10% stock dividend declared on December 15, 1997, paid March 2, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management's discussion and analysis of the financial condition and results of operations for IBT Bancorp (the Corporation). This discussion and analysis is intended to provide a better understanding of the financial statements and statistical data included elsewhere in the Annual Report.

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

                                                    1998                                    1997                 1996
                                                    ----                                    ----                 ----
                                                    Tax      Average                         Tax     Average      Tax      Average
                                    Average      Equivalent   Yield/   Average   Equivalent Yield/   Average   Equivalent  Yield/
                                    Balance        Interest   Rate     Balance    Interest   Rate    Balance    Interest    Rate
                                    -------        --------   ----     -------    --------   ----    -------    --------    ----
INTEREST EARNING ASSETS:
  Loans                               $229,966     $20,112   8.75%   $216,612      $18,865   8.71%   $199,277     $17,690   8.88%
  Taxable investment securities         71,104       4,305   6.05      42,438        2,688   6.33      46,505       3,280   7.05
  Nontaxable investment securities      18,677       1,318   7.06      14,053          967   6.88      15,524         788   5.08
  Federal funds sold                     9,828         520   5.29       9,700          524   5.40       7,983         419   5.25
  Other                                  1,610         117   7.27       1,441          108   7.49         431          27   6.26
                                      --------     -------   ----    --------    ---------   ----    --------     -------  -----
            TOTAL EARNING ASSETS       331,185      26,372   7.96     284,244       23,152   8.15     269,720      22,204   8.23

NONEARNING ASSETS:
  Allowance for loan losses             (2,969)                        (2,855)                         (2,494)
  Cash and due from banks               12,984                         10,380                          11,136
  Premises and equipment                 7,044                          5,727                           5,449
  Accrued income and other assets        9,963                          5,592                           5,497
                                      --------                       --------                        --------
                    TOTAL ASSETS      $358,207                       $303,088                        $289,308
                                      ========                       ========                        ========

INTEREST BEARING LIABILITIES:
  Interest bearing demand deposits    $ 47,364       1,259   2.66     $38,875        1,044   2.69    $ 39,876       1,091   2.74
  Savings deposits                      85,541       2,738   3.20      70,517        2,291   3.25      68,667       2,165   3.15
  Time deposits                        146,417       8,485   5.80     122,525        7,199   5.88     114,279       6,701   5.86
                                       -------     -------   ----    --------      -------   ----    --------       -----   ----
      TOTAL INTEREST BEARING
      LIABILITIES                      279,322      12,482   4.47     231,917       10,534   4.54     222,822       9,957   4.47

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY:
  Demand deposits                       42,975                         38,394                          36,418
  Other                                  3,561                          3,186                           3,114
  Shareholders' equity                  32,349                         29,591                          26,954
                                      --------                       --------                        --------
       TOTAL LIABILITIES AND EQUITY   $358,207                       $303,088                        $289,308
                                      ========                       ========                        ========
NET INTEREST INCOME (FTE)                          $13,890                         $12,618                        $12,247
                                                   =======                         =======                        =======
NET YIELD ON INTEREST EARNING ASSETS (FTE)                   4.19%                           4.44%                          4.54%
                                                             ====                            ====                           ====

RESULTS OF OPERATIONS

The Corporation achieved record net income for the twelfth consecutive year in 1998 with earnings of $3,634,000, versus $3,609,000 in 1997. Earnings per share was $4.15, a decrease of $0.02 from 1997 and a $0.25 increase over 1996.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a bank to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.01% in 1998, 1.19% in 1997, and 1.15% in 1996. Return on average equity indicates how effectively a bank is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 11.23% in 1998, 12.20% in 1997, and 12.39% in 1996.

The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 31, 1998. The purchase included approximately $43.1 million in deposits and $233,000 in loans. On July 31, 1998, IBT Title, a wholly owned subsidiary of Isabella Bank and Trust, acquired Isabella County Abstract Company. The acquisition included premises, equipment, and an abstract title plant. The purchase price was less than 1% of the Corporation's assets. The Results of Operations and Changes in Financial Position include the operating results from the dates of purchase.

NET INTEREST INCOME

The Corporation derives the majority of its income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities, and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $848,000 in 1998, $599,000 in 1997, and $754,000 in 1996. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

                   TABLE 2. VOLUME AND RATE VARIANCE ANALYSIS
                             (Dollars in thousands)

The following table details the dollar amount of changes in FTE net interest income for each major category of interest earning assets and interest bearing liabilities and the amount of change attributable to changes in average balances (volume) or average rates. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                               1998 Compared to 1997            1997 Compared to 1996
                                             Increase (Decrease) Due to       Increase (Decrease) Due to
                                             ---------------------------      --------------------------

                                             Volume      Rate        Net      Volume     Rate        Net
                                             ------      ----        ---      ------     ----        ---
CHANGES IN INTEREST INCOME:
     Loans                                   $ 1,168   $    79    $ 1,247    $ 1,515    $  (340)   $ 1,175
     Taxable investment securities             1,740      (123)     1,617       (273)      (319)      (592)
     Nontaxable investment securities            326        25        351        (80)       259        179
     Federal funds sold                            7       (11)        (4)        92         13        105
     Other                                        12        (3)         9         75          6         81
                                             -------   -------    -------    -------    -------    -------
          TOTAL CHANGES IN INTEREST INCOME     3,253       (33)     3,220      1,329       (381)       948

CHANGES IN INTEREST EXPENSE:
     Interest bearing demand deposits            226       (11)       215        (27)       (20)       (47)
     Savings deposits                            481       (34)       447         59         67        126
     Time deposits                             1,386      (100)     1,286        484         14        498
                                             -------   -------    -------    -------    -------    -------
         TOTAL CHANGES IN INTEREST EXPENSE     2,093      (145)     1,948        516         61        577

  NET CHANGE IN FTE NET INTEREST INCOME      $ 1,160   $   112    $ 1,272    $   813    $  (442)   $   371
                                             =======   =======    =======    =======    =======    =======

As shown in Tables 1 and 2, when comparing year ending December 31, 1998 to 1997, fully taxable equivalent (FTE) net interest income increased $1.27 million or 10.1%. An increase of 16.5% in average interest earning assets provided $3.25 million of FTE interest income. The majority of this growth was funded by a 20.4% increase in interest bearing deposits, resulting in $2.09 million of additional interest expense. Overall, changes in volume resulted in $1.16 million in additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.19%, decreasing FTE interest income by $33,000, and the average rate paid on deposits decreased by 0.07%, decreasing interest expense by $145,000. The net change related to interest rates earned and paid was a $112,000 increase in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.19% during 1998 versus 4.44% in 1997. The 0.25% decrease in the net interest yield was primarily a result of the Bank's purchase of the Old Kent branches. The net proceeds (due to the assumption of the deposit liabilities) were invested in investment securities. The overall net FTE interest yield on these additional funds was approximately 2.20%, and lowered the yield by an estimated 0.18% in 1998. Other factors affecting the Corporation's net interest margin are the increasing reliance on higher cost deposits such as Certificates of Deposit and money market accounts to fund asset growth, and intense rate competition for new commercial and installment loans. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue and for rates charged for loans in relation to deposit costs to continue declining.

In addition to the impact of changes in asset and liability mix on the Corporation's interest income, changes in interest rates also exert considerable influence. Management expects interest rates to decline during 1999. Based on this expectation and the Corporation's asset and liability repricing characteristics, management calculates that the Corporation's FTE net interest margin as a percentage of average assets will be further decreased by lower rates. Due to the many factors that can affect net interest income, interest income earned cannot be predicted with any certainty.

Net interest income increased $371,000 to $12.6 million in 1997 from $12.2 million in 1996. As shown in Tables 1 and 2, in 1996 (FTE) interest income increased $1,329,000, from a 5.4% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 4.1% increase in interest bearing deposits that resulted in additional interest expense of $516,000. Overall, the Corporation earned an additional $813,000 in FTE interest income as a result of volume. The average rate earned in 1997 decreased by 0.08%, decreasing FTE interest income by $381,000 and the average rate paid on deposits increased by 0.07%, increasing interest expense by $61,000. The net result of increased interest rates earned and paid reduced FTE net interest income by $442,000.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 70.48% of the Corporation's total year end deposits, and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, both the Board of Directors and senior management spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential future losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 13.6% in 1998 and 0.8% in 1997. The provision for loan losses in 1998 was $321,000, a $65,000 decrease from 1997 and a $179,000 decrease from 1996. The principal reason for the decline in 1998 was a $309,000 decrease in net charged-off loans. The allowance for loan losses as a percentage of total outstanding loans at year end 1998 was 1.21% compared to 1.23% at December 31, 1997. The Corporation's net charged off loans as a percentage of average loans was 0.01% in 1998 and 0.15% in 1997.

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

                                                                       December 31

                                                    1998        1997       1996       1995       1994
                                                    ----        ----       ----       ----       ----
Amount of loans outstanding
  at the end of year                               $246,708   $217,249   $215,455   $185,996   $173,939
                                                   ========   ========   ========   ========   ========
Average amount of loans
  outstanding for the year                         $229,966   $216,612   $199,277   $179,355   $161,669
                                                   ========   ========   ========   ========   ========
Summary of changes in allowance:
  Allowance for loan losses - January 1            $  2,677   $  2,621   $  2,248   $  2,083   $  1,854
    Loans charged off:
      Commercial and agricultural                        42        230        166        334        375
      Real estate mortgage                               70        181         36          4          5
      Installment                                       152        164        173        161        181
                                                   --------   --------   --------   --------   --------
                         TOTAL LOANS CHARGED OFF        264        575        375        499        561
    Recoveries:
      Commercial and agricultural                       128        124        146        109        247
      Real estate mortgage                               13          2         --         --          2
      Installment                                       102        119        102         80         66
                                                   --------   --------   --------   --------   --------
                                TOTAL RECOVERIES        243        245        248        189        315
                                                   --------   --------   --------   --------   --------
    Net charge offs                                      21        330        127        310        246
    Provision charged to income                         321        386        500        475        475
                                                   --------   --------   --------   --------   --------
         ALLOWANCE FOR LOAN LOSSES - DECEMBER 31   $  2,977   $  2,677   $  2,621   $  2,248   $  2,083
                                                   ========   ========   ========   ========   ========

Ratio of net charge offs during the
  year to average loans outstanding                    0.01%      0.15%      0.06%      0.17%      0.15%
                                                       ====       ====       ====       ====       ====
Ratio of the allowance for loan losses
  to loans outstanding at year end                     1.21%      1.23%      1.22%      1.21%      1.20%
                                                       ====       ====       ====       ====       ====

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 1998 and 1997 equaled 0.38% and 0.24% of total loans, respectively. The Bank's policy, including a loan considered impaired under SFAS No. 118, is to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, it is determined that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                          TABLE 4. NONPERFORMING LOANS
                             (Dollars in thousands)

 The following loans are all the credits which require classification for state or federal regulatory purposes.


                                                                              December 31
                                                           1998       1997       1996       1995      1994
                                                           ----       ----       ----       ----      ----
Nonaccrual loans                                           $ 99       $292       $ --       $262       $347
Accruing loans past due 90 days or more                     847        235        441        590        183
Restructured loans                                           --         --        107         --         --
                                                           ----       ----       ----       ----       ----

                           TOTAL NONPERFORMING LOANS       $946       $527       $548       $852       $530
                                                           ====       ====       ====       ====       ====

As of December 31, 1998, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 1998. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 34.1% to commercial and agricultural loans; 29.0% to real estate loans; 29.2% to installment loans; and 7.7% unallocated. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:

                                                                            December 31
                                        1998               1997                1996                1995              1994
                                        ----               ----                ----                ----              ----
                                         % of Each          % of Each          % of Each            % of Each           % of Each
                                          Category           Category           Category            Category            Category
                               Allowance  to Total Allowance to Total Allowance  to Total Allowance to Total  Allowance to Total
                                  Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans       Amount   Loans
                                  ------   -----     ------   -----     ------   -----     ------   -----       ------   -----
Commercial and agricultural       $1,014   18.21%   $1,093   17.02%    $1,110   18.60%    $1,079    18.06%     $  915   19.01%
Real estate mortgage                 864   67.10       584   66.02        384   64.05        278    62.22         249   60.91
Installment                          869   14.69       782   16.96        928   17.35        707    19.72         706   20.08
Impaired loans                       ---     ---       ---     ---        ---     ---          5      ---          50     ---
Unallocated                          230     ---       218     ---        199     ---        179      ---         163     ---
                                  ------  -------   ------  ------     ------  ------     ------   ------      ------  ------
                  TOTAL           $2,977  100.00%   $2,677  100.00%    $2,621  100.00%    $2,248   100.00%     $2,083  100.00%
                                  ======  =======   ======  ======     ======  ======     ======   ======      ======  ======

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gain on the sale of mortgage loans, and gains and losses on investment securities available for sale. There was an $851,000 increase in fees earned from these sources during 1998. Significant individual account changes during 1998 include $320,000 of revenue from IBT Title, a $49,000 increase in brokerage commissions, a $38,000 increase in trust income, a $64,000 increase in gains on the sale of investment securities available for sale, and a $214,000 increase in gains on the sale of mortgage loans.

Included in noninterest income is a $345,000 gain from the sale of $55.8 million in mortgages during 1998 versus a $131,000 gain on the sale of $24.8 million for 1997. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 1998, all 15 and 30 year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained. The gain on sale in 1998 and 1997 was calculated under the provisions of SFAS No. 125.

Noninterest income decreased $90,000 or 4.1% in 1997 when compared to 1996. The most significant change was a $295,000 decrease in automatic teller machine fees. In December 1997, a major contract for providing ATM services was not renewed. During 1996, services provided under this contract generated $300,000 in revenue. The decline in revenue was partially offset by decreases in ATM operating costs, depreciation expense, and additional interest income due to a substantial decrease in vault cash. Other changes in noninterest income included a $37,000 increase in brokerage commissions, a $41,000 increase in trust fees, a $42,000 increase in overdraft fees, a $52,000 gain on the sale of ATM equipment, and a $38,000 increase in gains on the sale of residential real estate mortgages.

NONINTEREST EXPENSES

Noninterest expense increased $2.13 million or 24.2% during 1998. The purchase of the Old Kent branches and Isabella County Abstract had a significant impact on these expenses. Specifically, of the $2.13 million increase in noninterest expense, $1.30 million is related to the conversion and operations of these subsidiaries. Excluding these costs, noninterest expense would have increased approximately $830,000 or 9.4%.

The largest component of noninterest expense is salaries and employee benefits, which increased $1.15 million or 23.8%. Salary expenses related to the acquisitions are estimated to equal $575,000. The remaining increase is related to normal merit and promotional salary increases, and to an across the board increase in hourly wages to retain its current technical and clerical employees and to attract qualified workers in a tight labor market.

Occupancy and furniture and equipment expenses increased $288,000 or 18.6% in 1998. Approximately half of the increase is related to the acquisitions. Other significant changes include automatic teller machine operating costs, equipment depreciation, and computer expenses. All other operating expenses increased $691,000, a 28.6% increase. The deposit premium amortization accounted for $433,000 of the increase. Telephone, printing and office supplies, postage, and loan acquisition expenses accounted for the majority of the remaining increase.

Noninterest expense increased $15,000 or 0.2% in 1997 when compared with 1996. Salaries and employee benefits increased $241,000 or 5.2%. The majority of this increase was related to normal merit and promotional salary increases and additional staff. Occupancy and furniture and equipment expenses decreased $243,000 or 13.6% in 1997. The majority of this decrease was associated with reduced operating costs in the following expense categories: automatic teller machine, computer operations, and furniture and equipment depreciation. Other noninterest expenses increased $17,000, or 0.7%. The most significant increases were in FDIC premiums and other real estate expenses.

FEDERAL INCOME TAXES

Federal income tax expense for 1998 was $1,371,000 or 27.4% of pre-tax income compared to $1,490,000 or 29.2% of pre-tax income in 1997 and $1,295,000 or 27.9% in 1996. The decrease in income tax expense as a percentage of income in 1998 is attributable to an increase in non taxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note E, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF CONDITION

Total assets were $388.8 million at December 31, 1998, an increase of $70.1 million or 22.0% over year end 1997. Asset growth was primarily funded by a $65.5 million increase in deposits and a $3.6 million increase in shareholders' equity.
A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 1998, the Corporation's net holding of investment securities increased $31.5 million. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, long term U.S. government and agency notes, and mortgage backed securities. The mortgage backed securities are issues of the Federal Home Loan Mortgage Corporation and pay regular monthly amortized principal and interest. These investments have less than 10 years to final maturity. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO
                             (Dollars in thousands)

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                                      December 31
       Available for sale:                                 1998          1997          1996
                                                           ----          ----          ----
U.S. Treasury and U.S. government agencies                $59,630       $42,682       $37,905
States and political subdivisions                          27,842        14,709        12,579
Commercial paper                                            2,014            --            --
                                                          -------       -------       -------
                                              TOTAL       $89,486       $57,391       $50,484
                                                          =======       =======       =======


Held to maturity

U.S. Treasury and U.S. government agencies                $ 1,425       $ 3,306       $ 4,163
States and political subdivisions                           3,509         2,388         3,963
Other securities                                            1,614         1,466         1,369
                                                          -------       -------       -------
                                             TOTAL        $ 6,548       $ 7,160       $ 9,495
                                                          =======       =======       =======

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. government agency securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity. Other securities consist solely of Federal Reserve Bank and Federal Home Loan Bank stock, which are restricted investments and have no contractual maturity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, collateralized mortgage obligations, zero coupon bonds, nongovernment agency asset backed securities, and structured notes.

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 1998. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.


TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE
         YIELDS
                             (Dollars in thousands)

                                                                             Maturing
                                  -------------------------------------------------------------------------------------------------
                                                                After One                 After Five              After Ten
                                                                 Year but                 Years but                    Years or
                                        Within                    Within                   Within               Investments with no
                                       One Year                 Five Years                Ten Years            contractual maturity
                                  Amount      Yield         Amount      Yield        Amount      Yield           Amount     Yield
                                  ------      -----         ------      -----        ------      -----           ------     -----
Available for sale:
U.S. Treasury and U.S.
  government agencies             $12,179      5.86%        $44,166      6.03%        $ 3,286     5.94%            $ ---      ---
States and political
  subdivisions                      2,919      7.78          16,398      8.26           8,193     7.16                331     9.09%
Commercial paper                    2,014      5.71           ---        ---             ---      ---                ---      ---
                                  -------                   -------                   -------                      ------
                       TOTAL      $17,112      6.17%        $60,564      6.63%        $11,479     6.80%            $  331     9.09%
                                  =======                   =======                   =======                      ======


Held to maturity:
U.S. Treasury and U.S
  government agencies            $  ---        ---           $1,139      6.11%         $  286     8.22%            $ ---      ---
States and political
  subdivisions                      1,560      6.33%            872      7.51           1,077     7.58               ---      ---
Other securities                    ---                       ---                       ---                         1,614     7.62%
                                   ------                    ------                    ------                      ------
                    TOTAL          $1,560      6.33%         $2,011      6.72%         $1,363     7.72%            $1,614     7.62%
                                   ======                    ======                    ======                      ======

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

                             TABLE 8. LOAN PORTFOLIO
                             (Dollars in thousands)

                                                                                December 31
                                                   1998            1997           1996            1995            1994
                                                   ----            ----           ----            ----            ----
Commercial and agricultural                      $ 44,917        $ 36,978       $ 40,068        $ 33,585        $ 33,062
Real estate mortgage                              165,553         143,424        137,998         115,718         105,953
Installment                                        36,238          36,847         37,389          36,693          34,924
                                                 --------        --------       --------        --------        --------
                        TOTAL LOANS              $246,708        $217,249       $215,455        $185,996        $173,939
                                                 ========        ========       ========        ========        ========

Total loans increased $29.5 million in 1998. The increase was primarily in residential real estate mortgages. During 1998, a total of 5,698 new loans were granted for a total of $179.3 million.

DEPOSITS

Total deposits increased $65.5 million and were $350.0 million at year end 1998, a 23.0% increase over 1997. Average deposits increased 19.2% in 1998 and 4.3% in 1997. During 1998, average noninterest bearing deposits increased 11.9%, interest bearing demand deposits increased 21.8%, savings deposits increased 21.3%, and time deposits increased 19.5%. Time deposits over $100,000 as a percentage of total deposits equaled 5.4% and 7.4% as of December 31, 1998 and 1997, respectively.


                            TABLE 9. AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                            1998                      1997                     1996
                                                            ----                      ----                     ----
                                                     Amount       Rate         Amount      Rate         Amount        Rate
                                                     ------       ----         ------      ----         ------        ----
Noninterest bearing demand deposits                $ 42,975                    $ 38,394                 $ 36,418
Interest bearing demand deposits                     47,364       2.66%          38,875     2.69%         39,876       2.74%
Savings deposits                                     85,541       3.20           70,517     3.25          68,667       3.15
Time deposits                                       146,417       5.80          122,525     5.88         114,279       5.86
                                                   --------                    --------                 --------
                                      TOTAL        $322,297                    $270,311                 $259,240
                                                   ========                    ========                 ========


       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000
                             (Dollars in thousands)

                                                                            December 31
                                                      1998                      1997                     1996
                                                      ----                      ----                     ----
Maturity:
     Within 3 months                                $ 5,651                   $ 9,406                  $ 5,095
     Within 3 to 6 months                             5,471                     6,523                    2,825
     Within 6 to 12 months                            4,530                     2,439                      418
     Over 12 months                                   3,119                     2,777                    5,666
                                                    -------                   -------                  -------
                                      TOTAL         $18,771                   $21,145                  $14,004
                                                    =======                   =======                  =======

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to their customers. The Bank's trust department also offers a variety of financial products in addition to traditional estate services. Competition from other financial institutions in Isabella County, the Bank's primary market, has an impact on both the amount of and the cost of deposits. Isabella County has a population of less than 60,000 people and is serviced by eight financial institutions with 24 locations. This competition results in a higher cost of funds than would otherwise exist. Generally, deposit rates in Isabella County are higher than in the major metropolitan areas in the state. Currently, the Bank's market share of deposits in Isabella County is slightly in excess of 50%.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $3.6 million in 1998. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 9,963 shares of common stock generating $597,000 of capital during 1998, and 8,998 shares of common stock generating $479,000 of capital in 1997.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 8.5% at year end 1998. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 1998:

                 Percentage of Capital to Risk Adjusted Assets:

                                         Required             IBT Bancorp
                       Equity Capital       4.00%                 12.87%
                    Secondary Capital       4.00                   1.25
                                           ------                -------

                        Total Capital       8.00%                 14.12%
                                           ======                 ======

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary bank, Isabella Bank and Trust. At December 31, 1998, Isabella Bank and Trust exceeded these minimums. For further information regarding Isabella Bank and Trust's capital requirements, refer to Note J, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 1998 and 1997, cash and cash equivalents equaled 7.8% and 8.9% of total assets, respectively. Net cash provided from operations was $853,000 in 1998 and $4.8 million in 1997. Net cash provided by financing activities equaled $21.6 million in 1998 and $16.1 million in 1997. The Corporation's investing activities used $20.4 million in 1998 and $7.5 million in 1997. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $2.0 million increase in 1998 and a $13.4 million increase in 1997.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $89.5 million as of December 31, 1998 and $57.4 million as of December 31, 1997. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation did not borrow from any of these secondary sources during 1998 or 1997. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $246.7 million in total loans, $16.0 million are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1.1 million which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 1998, the Corporation had $47.8 million more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

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

                       TABLE 11. INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 1998. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                                      0 to 3      4 to 12       1 to 5         Over 5
                                                      Months       Months        Years         Years
                                                      ------      -------       ------         ------
INTEREST SENSITIVE ASSETS:
  Federal funds sold                                  $15,000      $  ---        $  ---        $  ---
  Investment securities                                 3,197       15,475        62,575        14,787
  Loans                                                48,084       43,039       143,706        11,780
                                                      -------      -------      --------       -------
                                       TOTAL          $66,281      $58,514      $206,281       $26,567
                                                      =======      =======      ========       =======

INTEREST SENSITIVE LIABILITIES:
  Time deposits                                       $28,369      $56,905       $63,595       $   122
  Savings                                              61,184        2,872        18,098        14,556
  Interest bearing demand                              18,494        4,749        25,794         8,953
                                                     --------      -------      --------       -------
                                       TOTAL         $108,047      $64,526      $107,487       $23,631
                                                     ========      =======      ========       =======

Cumulative gap                                       $(41,766)    $(47,778)      $51,016       $53,952
Cumulative gap as a % of assets                       (10.74)%     (12.29)%       13.12%        13.88%


              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 1998. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                                           Due in
                                                       1 Year       1 to 5        Over 5
                                                      or Less        Years        Years         Total
                                                      -------       ------        ------        -----
Commercial and agricultural                            $20,368      $23,297       $1,252       $44,917
                                                       =======      =======       ======       =======

Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                            $21,645       $1,252
    Variable interest rates                                           1,652         ---
                                                                    -------       ------
                                       TOTAL                        $23,297       $1,252
                                                                    =======       ======

THE YEAR 2000

The year 2000 poses a significant risk to financial institutions because of their reliance on automation to manage information. If an automated computer application failed to work properly, it would be difficult, if not impossible, to conduct business. There are three basic risk areas: (1) application software and hardware, (2) spillover business risk, and (3) systemic.

APPLICATION SOFTWARE AND HARDWARE

Isabella Bank and Trust relies solely on outside vendors to provide its main operating system. The main operating system processes customer information and internal accounting information. The failure of any one of its components to be year 2000 compliant could result in financial loss and/or the loss of customer and investor confidence. The Bank has assessed each component of its information systems. The various hardware and software components were risk rated for year 2000 compliance risk as either high, moderate or low. The ratings were based on management's assessment as to the importance of a system in performing its mission critical functions. Systems and applications that were rated as a high risk include the AS 400, NCR sorter and reader, bank application software, and trust services software. As of December 31, 1998, these systems have been upgraded and tested for year 2000 compliance. These systems will be validated throughout 1999.

Systems that are not mission critical or which have functions which can be done manually were risk rated as either low or moderate and include ATM systems, ACH software, loan and deposit documentation software, and personal computers and their related software. With the exception of ATM nationwide network linkage software, these systems have been upgraded and tested for year 2000 compliance.

SPILLOVER BUSINESS RISK

Many of the Bank's loan customers and suppliers utilize computers in their day to day operations. Failure of customers or suppliers to make the necessary adjustments could lead to a loss of business and loss of asset value and could create credit risk for the Bank. Management has reviewed its list of customers and suppliers to identify those who, based on their products or services, are most likely to have year 2000 compliance issues. These customers and providers were individually contacted to assess their current state of readiness. The Bank will continue to monitor progress of customers and suppliers that it identified as having a material year 2000 compliance risk.

SYSTEMIC

Banks have extensive institutional linkages. Critical linkages include the correspondent relationships for Federal funds sales and purchases, investment security safekeeping, the Federal Reserve wire transfer and automatic clearing house systems, and check processing systems. Each one of these is an important component of the payment system. The failure of any one of these systems could create an inability for the Bank to conduct business as usual. The Bank exerts no control over these systems and/or the organizations that provide these linkages. A problem in one part of the payment or settlement systems would quickly affect the entire system. Other less critical linkages include ATM networks, credit reporting systems, mortgage loans sold delivery systems, and credit card processing networks. The Bank is requesting that providers of the above services furnish periodic updates of progress in updating their systems for the year 2000 and is reviewing its options if any one of the above systems fail.

The Corporation has prepared, and will continue to upgrade as necessary, a contingency plan in case any component of its service providing system fails as a result of year 2000. These plans include utilizing information processing backup sites, identifying replacement software vendors, and manually processing, where it may be done cost effectively.

Based on the information currently available, the cost of becoming year 2000 compliant will not have a material impact on the Corporation's financial position or results of operation. The overall budget for the Corporation's year 2000 compliance effort is $89,000, of which $25,000 is scheduled to be expended in 1999. However, if the Corporation's vendors or customers are unable to resolve this issue in a timely manner, it could result in a material financial risk. Accordingly, the Corporation plans to devote all necessary resources to becoming year 2000 compliant in a timely manner.

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

The Corporation uses several techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and mortgage backed securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates, for residential mortgages the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits are estimated based on historical experience. Time deposits have penalties which discourage early withdrawals.

The second technique used in the management of interest rate risk is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows and projected future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 1998, the Corporation's net interest income would increase during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 1998 and 1997. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                                                                      Fair Value
                                            1998      1999       2000       2001      2002     Thereafter    Total     12/31/98
                                         -------------------------------------------------------------------------------------------
Rate sensitive assets:
  Other interest bearing assets          $15,000         --         --         --         --         --    $ 15,000    $ 15,000
    Average interest rates                  4.70%        --         --         --         --         --        4.70%
  Fixed interest rate securities         $18,672    $22,641    $16,576    $13,662    $ 9,696    $14,787    $ 96,034    $ 96,151
    Average interest rates                  5.59%      5.90%      5.81%      5.83%      5.91%      5.44%       5.74%
  Fixed interest rate loans              $75,146    $45,466    $53,079    $18,705    $26,555    $11,780    $230,731    $236,328
    Average interest rates                  7.97%      8.37%      8.00%      8.24%      7.80%      7.38%       8.03%
  Variable interest rate loans           $12,937    $ 2,241    $   628    $   171       --           --    $ 15,977    $ 15,977
    Average interest rates                  9.04%     10.04%      8.96%      9.39%      --           --        9.18%

Rate sensitive liabilities:
  Savings and NOW accounts               $87,299    $14,374    $11,448    $ 9,472    $ 8,598    $23,509    $154,700    $154,700
    Average interest rates                  3.38%      2.24%      2.24%      2.24%      2.24%      2.23%       2.88%
  Fixed interest rate time deposits      $84,180    $20,895    $17,261    $13,342    $12,097    $   122    $147,897    $149,859
    Average interest rates                  5.35%      5.95%      6.33%      6.35%      5.75%      6.38%       5.67%
  Variable interest rate time deposits   $   770    $   319    $     5         --         --         --    $  1,094    $  1,094
    Average interest rates                  4.67%      4.67%      4.67%        --         --         --       5.29%


                                                                                                                      Fair Value
                                            1997      1998       1999       2000      2001     Thereafter    Total     12/31/97
                                         -------------------------------------------------------------------------------------------
Rate sensitive assets:
  Other interest bearing assets          $17,500         --         --         --         --         --    $ 17,500    $ 17,500
    Average interest rates                  5.45%        --         --         --         --         --       5.45%
  Fixed interest rate securities         $17,897    $11,932    $10,199    $ 8,857    $ 7,886    $ 7,780    $ 64,551    $ 64,622
    Average interest rates                  5.76%      6.16%      6.07%      5.94%      5.71%      6.57%       5.93%
  Fixed interest rate loans              $61,674    $48,840    $43,464    $26,482    $14,629    $ 6,438    $201,527    $202,603
    Average interest rates                  8.29%      8.25%      8.39%      8.10%      7.54%      8.00%       8.21%
  Variable interest rate loans           $12,425    $ 2,099    $   949    $    91    $    26    $   132    $ 15,722    $ 15,722
    Average interest rates                 10.23%      9.93%      9.42%     10.05%     10.76%     10.16%      10.23%

Rate sensitive liabilities:
  Savings and NOW accounts               $44,560    $13,382    $10,922    $ 9,686    $ 8,976    $21,107    $108,633    $108,633
    Average interest rates                  3.73%      2.81%      2.80%      2.79%      2.78%      2.65%       3.15%
  Fixed interest rate time deposits      $73,813    $21,918    $12,132    $12,862    $10,818    $   179    $131,722    $131,325
    Average interest rates                  5.65%      6.10%      6.40%      6.52%      6.54%      7.13%       5.96%
  Variable interest rate time deposits   $   640    $   357         --         --         --         --    $    997    $    997
    Average interest rates                  5.58%      5.58%        --         --         --         --       5.58%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 30 through 47 of this report:

         Reports of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Income
         Consolidated Statements of Comprehensive Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations set forth under the table named "Summary of Selected Financial Data" on Page 13 of this report.

                         Report of Independent Auditors




Board of Directors and Shareholders
IBT Bancorp

We have audited the accompanying consolidated balance sheets of IBT Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                              Rehmann Robson, P.C.

Saginaw, Michigan
January 28, 1999

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                               DECEMBER 31
                                                                       1998                   1997
                                                                       ----                   ----
ASSETS
     Cash and demand deposits due from banks -- Note I              $ 15,497                $ 11,005
     Federal funds sold                                               15,000                  17,500
                                                                    --------                --------
                                    CASH AND CASH EQUIVALENTS         30,497                  28,505

     Investment securities -- Note B
       Securities available for sale (amortized cost of
         $88,015 in 1998 and $56,985 in 1997)                         89,486                  57,391
       Securities held to maturity (fair value of
         $6,665 in 1998 and $7,231 in 1997)                            6,548                   7,160
                                                                    --------                --------
                                  TOTAL INVESTMENT SECURITIES         96,034                  64,551

     Loans -- Notes C and H
       Commercial                                                     44,917                  36,978
       Real estate mortgage                                          165,553                 143,424
       Installment                                                    36,238                  36,847
                                                                    --------                --------
                                                  TOTAL LOANS        246,708                 217,249
     Less allowance for loan losses -- Note C                          2,977                   2,677
                                                                    --------                --------
                                                    NET LOANS        243,731                 214,572
     Premises and equipment -- Note A                                  7,890                   5,831
     Accrued interest receivable                                       2,571                   2,000
     Acquisition intangibles -- Note A                                 4,327                    --
     Other assets                                                      3,733                   3,272
                                                                    --------                --------
                                                 TOTAL ASSETS       $388,783                $318,731
                                                                    ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
       Noninterest bearing                                          $ 46,348                $ 43,207
       NOW accounts                                                   57,990                  37,892
       Certificates of deposit and other savings                     226,930                 182,314
       Certificates of deposit over $100                              18,771                  21,145
                                                                    --------                --------
                                               TOTAL DEPOSITS        350,039                 284,558
     Accrued interest and other liabilities                            4,221                   3,215
                                                                    --------                --------
                                            TOTAL LIABILITIES        354,260                 287,773
     Shareholders' Equity -- Note I
       Common stock -- $6 par value:
        4,000,000 shares authorized;
        881,573 shares issued and outstanding
        (792,455 shares at December 31, 1997)                          5,290                   4,755
     Capital surplus                                                  18,894                  13,687
     Retained earnings                                                 9,369                  12,248
     Accumulated other comprehensive income                              970                     268
                                                                    --------                --------
                                   TOTAL SHAREHOLDERS' EQUITY         34,523                  30,958
                                                                    --------                --------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $388,783                $318,731
                                                                    ========                ========



The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                        YEARS ENDED DECEMBER 31

                                                                    1998        1997           1996
                                                                    ----        ----           ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING:
   Balance at beginning of year                                    792,455      783,457      703,248
   10% stock dividend                                               79,155           --       70,243
   Issuance  of common stock                                         9,963        8,998        9,966
                                                                 ---------    ---------    ---------
                                          BALANCE END OF YEAR      881,573      792,455      783,457
                                                                 =========    =========    =========

COMMON STOCK:
   Balance at beginning of year                                  $   4,755    $   4,701    $   4,219
   10% stock dividend                                                  475           --          422
   Issuance of common stock                                             60           54           60
                                                                 ---------    ---------    ---------
                                          BALANCE END OF YEAR        5,290        4,755        4,701

CAPITAL SURPLUS:
   Balance at beginning of year                                     13,687       13,262       10,220
   10% stock dividend                                                4,670           --        2,669
   Issuance of common stock                                            537          425          373
                                                                 ---------    ---------    ---------
                                          BALANCE END OF YEAR       18,894       13,687       13,262

RETAINED EARNINGS:
   Balance at beginning of year                                     12,248        9,916       10,856
   Net income                                                        3,634        3,609        3,340
   10% stock dividend                                               (5,145)          --       (3,091)
   Cash dividends  ($1.55 per share in 1998,
     $1.48 in 1997, and $1.38 in 1996)                              (1,368)      (1,277)      (1,189)
                                                                 ---------    ---------    ---------
                                          BALANCE END OF YEAR        9,369       12,248        9,916


ACCUMULATED OTHER COMPREHENSIVE INCOME:
   Balance at beginning of year                                        268          121          509
   Unrealized gains (losses) on securities available for sale,
     net of income taxes and reclassification adjustment               702          147         (388)
                                                                 ---------    ---------    ---------
                                          BALANCE END OF YEAR          970          268          121
                                                                 ---------    ---------    ---------
                        TOTAL SHAREHOLDERS' EQUITY END OF YEAR   $  34,523    $  30,958    $  28,000
                                                                 =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)



                                                                               YEARS ENDED DECEMBER 31
                                                                        1998             1997            1996
                                                                        ----             ----            ----
INTEREST INCOME
  Loans                                                             $ 19,986          $ 18,772        $ 17,589
  Investment Securities
    Taxable:
     U.S. Treasury and U.S. government agencies                        3,707             2,559           2,755
     Other                                                               715               237             147
    Nontaxable:
     States and political subdivisions                                   871               638             788
                                                                    --------          --------        --------
                          TOTAL INTEREST ON INVESTMENT SECURITIES      5,293             3,434           3,690
  Federal funds sold and other                                           520               524             419
                                                                    --------          --------        --------
                                            TOTAL INTEREST INCOME     25,799            22,730          21,698
INTEREST EXPENSE ON DEPOSITS                                          12,482            10,534           9,957
                                                                    --------          --------        --------
                                              NET INTEREST INCOME     13,317            12,196          11,741
Provision for loan losses -- Note C                                      321               386             500
                                                                    --------          --------        --------
                                        NET INTEREST INCOME AFTER
                                        PROVISION FOR LOAN LOSSES     12,996            11,810          11,241


NONINTEREST INCOME
  Trust fees                                                             409               371             330
  Service charges on deposit accounts                                    316               285             281
  Other service charges and fees                                       1,076               902           1,132
  Other                                                                  756               426             346
  Gain on sale of mortgage loans                                         345               131              93
  Net realized gains (losses) on securities available for sale            49               (15)              8
                                                                    --------          --------        --------
                                         TOTAL NONINTEREST INCOME      2,951             2,100           2,190

NONINTEREST EXPENSES
  Salaries, wages, and employee benefits                               5,998             4,846           4,605
  Occupancy                                                              735               628             687
  Furniture and equipment                                              1,101               920           1,104
  Amortization of acquisition intangibles                                433                --              --
  Other                                                                2,675             2,417           2,400
                                                                    --------          --------        --------
                                       TOTAL NONINTEREST EXPENSES     10,942             8,811           8,796
                                                                    --------          --------        --------
                               INCOME BEFORE FEDERAL INCOME TAXES      5,005             5,099           4,635
  Federal income taxes -- Note E                                       1,371             1,490           1,295
                                                                    --------          --------        --------
                                                       NET INCOME   $  3,634          $  3,609        $  3,340
                                                                    ========          ========        ========
Net income per basic share of common stock -- Note A                $   4.15          $   4.17        $   3.90
                                                                    ========          ========        ========






The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)




                                                                    Years Ended December 31

                                                            1998            1997               1996
                                                            ----            ----               ----



NET INCOME                                                $ 3,634           $ 3,609           $ 3,340

Other comprehensive income before income taxes:
      Unrealized gains (losses) on securities available
      for sale:
   Unrealized holding gains (losses)
      arising during year:                                  1,113               208              (580)
   Reclassification adjustment for realized (gains)
      losses included in net income:                          (49)               15                (8)
                                                          -------           -------           -------
Other comprehensive income (loss) before income
      taxes:                                                1,064               223              (588)
   Income tax expense (benefit) related to compre-
      hensive income:                                         362                76              (200)
                                                          -------           -------           -------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF
    INCOME TAXES:                                             702               147              (388)
                                                          -------           -------           -------
                              COMPREHENSIVE INCOME        $ 4,336           $ 3,756           $ 2,952
                                                          =======           =======           =======











The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                          YEARS ENDED DECEMBER 31

                                                                 1998              1997               1996
OPERATING ACTIVITIES -- NOTE G
  Interest and fees collected on loans and investments        $ 25,515          $ 22,957           $ 21,954
  Other fees and income received                                 2,877             2,052              2,082
  Interest paid                                                (12,517)          (10,465)            (9,988)
  Cash paid to suppliers and employees                          (9,676)           (8,173)            (6,916)
  Increase in loans originated for sale                         (4,032)               (5)              (621)
  Federal income taxes paid                                     (1,314)           (1,557)            (1,474)
                                                              --------          --------           --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                    853             4,809              5,037

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
     securities available for sale                              30,669            19,889             24,664
  Proceeds from maturities of securities
     held to maturity                                            2,591             3,036              3,095
  Purchases of securities available for sale                   (63,617)          (26,745)           (18,071)
  Purchases of securities held to maturity                        (350)             (702)            (4,893)
  Net increase in loans                                        (25,216)           (2,119)           (28,965)
  Purchases of premises and equipment                             (929)             (894)            (1,333)
  Acquisition of branch offices, less cash received             37,874                --                 --
  Acquisition of title office                                   (1,471)               --                 --
                                                              --------          --------           --------
                NET CASH USED IN INVESTING ACTIVITIES          (20,449)           (7,535)           (25,503)

FINANCING ACTIVITIES
  Net (decrease) increase in noninterest bearing deposits         (103)            1,284              2,303
  Net increase in interest bearing deposits                     22,462            15,625             12,341
  Cash dividends                                                (1,368)           (1,277)            (1,189)
  Proceeds from issuance of common stock                           597               479                432
                                                              --------          --------           --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 21,588            16,111             13,887

             INCREASE (DECREASE) IN  CASH AND CASH
                                       EQUIVALENTS            --------          --------           --------
                                                                 1,992            13,385             (6,579)

Cash and cash equivalents beginning of year                     28,505            15,120             21,699
                                                              --------          --------           --------
          CASH AND CASH EQUIVALENTS END OF YEAR               $ 30,497          $ 28,505           $ 15,120
                                                              ========          ========           ========







The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation") and its wholly owned subsidiaries, Isabella Bank and Trust (the "Bank"), IBT Title, IBT Agency, and IBT Financial Services. All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a registered bank holding company offering a wide array of financial products and services in mid Michigan. Its principal subsidiary, Isabella Bank and Trust, offers banking services through 15 locations to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, residential real estate loans, consumer loans, student loans, and credit cards. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the real estate market in the Bank's principal market areas. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, 24-hour banking services locally and nationally through shared automatic teller machines, safe deposit box rentals, credit life insurance, and direct deposits. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank's principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

IBT Title does business under the name Isabella County Abstract and Title. IBT Title provides title insurance, abstract searches, and closes real estate loans in Isabella County.

IBT Financial Services is a full service retail brokerage offering stocks, bonds, and mutual fund sales to individuals.

IBT Agency, an insurance agency, is authorized to sell life insurance, casualty insurance, and fixed and variable rate annuities.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS: For purposes of the statement of cash flows, the Corporation considers cash, demand deposits due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are sold for a one day period. The Corporation maintains deposit accounts in various financial institutions which at times may exceed FDIC insured limits or not be insured. Management believes the Corporation is not exposed to any significant interest rate or other financial risk on these deposits.

SECURITIES HELD TO MATURITY AND AVAILABLE FOR SALE: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income.

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

 A summary of premises and equipment at December 31 follows:

                                                                      1998                1997
                                                                      ----                ----

                           Premises                                 $ 7,024              $6,162
                           Equipment                                  7,467               5,508
                                                                    -------             -------
                                                                     14,491              11,670
                           Less accumulated depreciation              6,601               5,839
                                                                    -------             -------
                           NET PREMISES AND EQUIPMENT               $ 7,890             $ 5,831
                                                                    =======             =======


LOANS AND RELATED INCOME: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as scheduled. When the accrual of interest is discontinued, all uncollected accrued interest is reversed. Interest income on such loans is subsequently recognized only to the extent cash payment is received. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

Loan origination fees and certain direct loan origination costs are capitalized and recognized as interest income over the term of the loan using the constant yield method.

MORTGAGE BANKING ACTIVITIES: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Gains or losses on sales of such loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold, adjusted for any yield differential, servicing fees, and servicing costs applicable to future years. Net unrealized losses are recognized in a valuation allowance by charges to income. Mortgage servicing rights ("MSR") are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of MSR, the Corporation estimates the present value of future cash flows incorporating a number of assumptions including servicing income, cost of servicing, discount rates, and prepayment rates.

The Corporation has established a valuation allowance for the excess of book value of the capitalized MSR over estimated fair value. For purposes of measuring impairment, the rights are stratified based on their predominant risk characteristics, primarily period of origination, interest rate, and current prepayment rates.

FEDERAL INCOME TAXES: Federal income taxes have been provided based on amounts reported in the consolidated statements of income (after the exclusion of nontaxable interest income) and include deferred federal income taxes on temporary differences between financial statement and income tax reporting. The Corporation and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

STATEMENT OF COMPREHENSIVE INCOME: In 1998 the Corporation adopted the Financial Accounting Standards Board SFAS No. 130, "Reporting Comprehensive Income." This statement establishes presentation standards for the reporting and display of comprehensive income and its components. Comprehensive income for the Corporation consists of net income and net unrealized gains and losses on available for sale securities and is presented in a separate Consolidated Statement of Comprehensive Income. The adoption of SFAS No. 130 had no impact on net income or shareholders' equity. Prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the 10% stock dividend declared on December 15, 1997 and paid March 2, 1998. The weighted average number of common shares outstanding were 875,892 in 1998; 866,042 in 1997; and 855,381 in 1996.

ACQUISITION INTANGIBLES: The Bank acquired branch facilities and related deposits in a business combination accounted for as a purchase. Results of operations are included in the accompanying consolidated financial statements since March 31, 1998, the date of acquisition and are not significant. The allocation of the purchase price of assets acquired and liabilities assumed is as follows:


         Deposits acquired                                                             $43,123
         Accrued interest payable                                                          144
         Purchased loans                                                                  (233)
         Core deposit premium paid and acquisition expenses                             (4,484)
         Purchases of equipment and premises                                              (676)
                                                                                      --------
                                                      Cash received                    $37,874
                                                                                      ========


The acquisition of the branches includes amounts related to the value of customer deposit relationships (core deposit intangibles). The deposit intangible of $4,180 is amortized over the expected life of the acquired relationship.

RECLASSIFICATION: Certain amounts reported in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

NOTE B - INVESTMENT SECURITIES
The following is a summary of securities available for sale and held to maturity. Other securities include only the stock of the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted investments and have no contractual maturities.


                                               Amortized          Unrealized          Unrealized          Fair
                                                 Cost               Gains               Losses            Value
                                               ---------          ----------          ----------          -----
December 31, 1998:
  Securities available for sale:
    U.S. Treasury and U.S.
    government agencies                        $58,716           $   924            $   (10)           $59,630
  States and political
    subdivisions                                27,281               568                 (7)            27,842
  Commercial paper                               2,018                --                 (4)             2,014
                                               -------           -------            -------            -------
                       TOTAL                   $88,015           $ 1,492            $   (21)           $89,486
                                               =======           =======            =======            =======

Securities held to maturity:
  U.S. Treasury and U.S.
    government agencies                        $ 1,425           $    19            $    --            $ 1,444
  States and political
    subdivisions                                 3,509                98                 --              3,607
  Other securities                               1,614                --                 --              1,614
                                               -------           -------            -------            -------
                       TOTAL                   $ 6,548           $   117            $    --            $ 6,665
                                               =======           =======            =======            =======

                                     Amortized        Unrealized         Unrealized            Fair
                                       Cost             Gains              Losses              Value
                                     ---------        ----------         ----------            -----
December 31, 1997:
  Securities available for sale:
    U.S. Treasury and U.S.
    government agencies              $42,410           $   284            $   (12)            $42,682
  States and political
    subdivisions                      14,575               142                 (8)             14,709
                                     -------           -------            -------             -------
                       TOTAL         $56,985           $   426            $   (20)            $57,391
                                     =======           =======            =======             =======

Securities held to maturity:
  U.S. Treasury and U.S.
    government agencies              $ 3,306           $    20            $    (7)            $ 3,319
  States and political
    subdivisions                       2,388                59                 (1)              2,446
  Other securities                     1,466                --                 --               1,466
                                     -------           -------            -------             -------
                       TOTAL         $ 7,160           $    79            $    (8)            $ 7,231
                                     =======           =======            =======             =======


The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.


                                                          1998             1997                1996
                                                          ----             ----                ----
         Fair value of securities sold
           at the date of sale                         $11,055           $5,016              $4,974
         Gross realized gains
           U.S. Treasury and U.S.
           government agencies                              54               --                   9
         Gross realized losses
           U.S. Treasury and U.S.
           government agencies                               5               15                   1


The following table shows the amortized cost and estimated fair value of securities owned at December 31, 1998 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.



                                                     Available for Sale                           Held to Maturity
                                                Amortized             Fair                   Amortized           Fair
                                                   Cost               Value                    Cost              Value
                                                ---------             -----                  ---------           -----
Due within one year or less                     $17,021             $17,112                 $1,560              $1,571
Due after 1 year thru 5 years                    53,218              54,315                    872                 905
Due after 5 years thru 10 years                   7,973               8,193                  1,077               1,131
Due after 10 years                                  328                 331                     --                  --
                                              ---------           ---------              ---------           ---------
                                                 78,540              79,951                  3,509               3,607
Other securities                                     --                  --                  1,614               1,614
Mortgage backed securities                        9,475               9,535                  1,425               1,444
                                              ---------           ---------              ---------           ---------
                              TOTAL             $88,015             $89,486                 $6,548              $6,665
                                              =========           =========              =========           =========


Investment securities with a carrying value of approximately $5,133 and $5,010 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 1998 and 1997, respectively.

NOTE C - LOANS

An analysis of changes in the allowance for loan losses follows:

                                                                         1998            1997             1996
                                                                         ----            ----             ----
                     Balance at beginning of year                       $2,677          $2,621           $2,248
                     Loans charged off                                    (264)           (575)            (375)
                     Recoveries                                            243             245              248
                     Provision charged to income                           321             386              500
                                                                       -------         -------          -------
                            BALANCE AT END OF YEAR                      $2,977          $2,677           $2,621
                                                                       =======         =======          =======


At December 31, 1998 and 1997, nonaccrual and other impaired loans were not significant. Based on collateral values, no specific allowance for loan losses has been allocated to these loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were loan customers of the Bank. Total loans to these customers aggregated $7,167 and $7,196 at December 31, 1998 and 1997, respectively. During 1998, $4,834 of new loans were made and repayments totalled $4,863. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and in the opinion of management do not involve more than normal risk of collectibility.

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $86,299 and $63,982 at December 31, 1998 and 1997, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the fair value of mortgage servicing rights as of December 31:


                                                                   1998           1997
                                                                   ----           ----

         Balance at beginning of year                               $50           $27
         Mortgage servicing rights capitalized                      210            87
         Amortization                                               (64)           (9)
         Impairment valuation allowance                             (96)          (55)
                                                                   ----           ---
                          BALANCE AT END OF YEAR                   $100           $50
                                                                   ====           ===


Residential mortgages committed for sale were $4,943 as of December 31, 1998 and $911 as of December 31, 1997.

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

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.


                                                         1998                                              1997
                                                         ----                                              ----
                                         Estimated Fair        Recorded Book              Estimated Fair      Recorded Book
                                              Value               Balance                     Value              Balance
                                              -----               -------                     -----              -------
Cash and demand deposits due
  from banks                                   $15,497              $15,497                   $11,005           $ 11,005
Federal funds sold                              15,000               15,000                    17,500             17,500
Investment securities                           96,151               96,034                    64,622             64,551
Net loans                                      252,305              243,731                   218,325            214,572
Accrued interest receivable                      2,571                2,571                     2,000              2,000
Deposits with no stated
  maturities                                   201,048              201,048                   151,839            151,839
Deposits with stated maturities                150,953              148,991                   132,322            132,719
Accrued interest payable                           771                  771                       662                662


NOTE E - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:



                                                                          1998                     1997
                                                                          ----                     ----
Deferred tax assets:
  Allowance for loan losses                                              $ 772                   $  671
  Deferred directors' fees                                                 366                      329
  Employee benefit plans                                                   352                      287
  Core deposit premium and acquisition expenses                             70                     ---
  Other                                                                     24                       20
                                                                        ------                  -------
                                      TOTAL DEFERRED TAX ASSETS          1,584                    1,307

                                                                          1998                     1997
                                                                          ----                     ----
Deferred tax liabilities:
  Premises and equipment                                                   196                      162
  Accretion on securities                                                   51                      131
  Prepaid pension expense                                                  338                      268
  Net unrealized gain on available for sale securities                     500                      138
  Other                                                                      5                        8
                                                                        ------                   ------
                                 TOTAL DEFERRED TAX LIABILITIES          1,090                      707
                                                                        ------                   ------
                                        NET DEFERRED TAX ASSETS         $  494                   $  600
                                                                        ======                   ======


Components of the consolidated provision for income taxes are as follows:


                                                                         1998               1997                1996
                                                                         ----               ----                ----
Current                                                                 $1,627              $1,492             $1,425
Deferred credit                                                           (256)                 (2)              (130)
                                                                       -------            --------            -------
                             PROVISION FOR FEDERAL INCOME TAXES         $1,371              $1,490             $1,295
                                                                       =======            ========            =======


The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows.




                                                                        1998                 1997                  1996
                                                                        ----                 ----                  ----
Income tax on pretax income                                             $1,702              $1,734               $1,576
Effect of nontaxable interest income                                      (378)               (277)                (334)
Other                                                                       47                  33                   53
                                                                       -------             -------               ------
                             PROVISION FOR FEDERAL INCOME TAXES         $1,371              $1,490               $1,295
                                                                        ======             =======               ======


The income tax effects on securities gains or (losses) were $17 in 1998, $(5) in 1997, and $3 in 1996.

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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's balance sheet are summarized as follows at December 31:




                                                                       1998               1997
                                                                       ----               ----

         PROJECTED BENEFIT OBLIGATION:
           Accumulated benefit obligation                             $3,883             $3,495
           Effects of projected salary increases                       1,069                897
                                                                      ------             ------
                              PROJECTED BENEFIT OBLIGATIONS           $4,952             $4,392
                                                                      ======             ======

         CHANGE IN PROJECTED BENEFIT OBLIGATION:
           Benefit obligation January 1                               $4,392             $3,813
              Service cost                                               145                115
              Interest cost                                              310                285
              Actuarial loss                                             320                375
              Benefits paid                                             (215)              (196)
                                                                      ------             ------
                              BENEFIT OBLIGATION, DECEMBER 31         $4,952             $4,392
                                                                      ======             ======

                                                                         1998                     1997
                                                                         ----                     ----
         CHANGE IN PLAN ASSETS:
           Fair value of plan assets, January 1                         $4,001                   $3,409
              Investment return                                            433                      457
              Corporation contribution                                     371                      331
              Benefits paid                                               (215)                    (196)
                                                                       -------                  -------
                    FAIR VALUE OF PLAN ASSETS, DECEMBER 31              $4,590                   $4,001
                                                                        ======                   ======

         RECONCILIATION OF FUNDED STATUS:
           Funded status                                                $ (362)                  $ (391)
           Unrecognized net transition asset                              (111)                    (133)
           Unrecognized prior service cost                                 179                      197
           Unrecognized net loss from experience
              different than that assumed and
              effects of changes in assumptions                          1,288                    1,114
                                                                        ------                   ------
                                             PREPAID PENSION COST       $  994                   $  787
                                                                        ======                   ======


Net pension expense consists of the following components for the years ended December 31:


                                                                         1998                      1997                      1996
                                                                         ----                      ----                      ----
         Service cost on benefits earned for
              services rendered during the year                           $145                     $115                      $110
         Interest cost on projected benefit
              obligation                                                   310                      285                       263
         Expected return on plan assets                                   (329)                    (279)                     (245)
         Amortization of unrecognized transition asset                     (22)                     (22)                      (22)
         Amortization of unrecognized prior service cost                    18                       18                        16
         Amortization of unrecognized actuarial net loss                    43                       33                        39
                                                                         -----                    -----                     -----
                                             NET PENSION EXPENSE          $165                     $150                      $161
                                                                          ====                     ====                      ====


Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost:

                                                                          1998                     1997                      1996
                                                                          ----                     ----                      ----
Weighted average discount rate                                            6.75%                    7.00%                     7.50%

Rate of increase in future  compensation                                  4.50%                    4.50%                     4.50%

Expected long-term rate of return                                         8.00%                    8.00%                     8.00%


The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and preretirement death benefits to each participant. Insurance policies, designed primarily to fund preretirement benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 1998, 1997, and 1996 were $48, $35, and $30, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) which covers substantially all of its employees. Contributions to the Plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to this Plan for 1998, 1997, and 1996 was $40, $70, and $70 respectively. Total shares outstanding at December 31, 1998 and 1997 were 48,691 and 44,597 respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE G - CONSOLIDATED STATEMENTS OF CASH FLOWS

The reconciliation of net income to net cash provided by operating activities is as follows.

                                                                    Year Ended December 31
                                                        1998                1997                 1996
                                                        ----                ----                 ----
Net income                                           $  3,634           $  3,609              $  3,340
Reconcilement of net income to net
  cash provided by operations:
     Provision for loan losses                            321                386                   500
     Provision for depreciation                           790                685                   862
     Net amortization on investment
        securities                                        288                173                   244
     Amortization of acquisition intangibles              433               --                    --
     Deferred income tax benefit                         (256)                (5)                 (130)
     Gain on sale of mortgages                           (345)              (131)                  (93)
     Proceeds from sale of mortgage loans              55,808             24,758                15,798
     Loans originated for sale                        (59,495)           (24,632)              (16,326)
Decrease (increase) in:
    Accrued interest receivable                          (571)                59                    16
    Other assets                                         (566)              (216)                  429
Accrued interest and other liabilities                    812                123                   397
                                                     --------           --------              --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES   $    853           $  4,809              $  5,037
                                                     ========           ========              ========

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

Commitments to extend credit, which totalled $34,897 at December 31, 1998, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1998, the Corporation had a total of $365 in outstanding standby letters of credit.

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

NOTE I - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 1998.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Bank's requirement was approximately $5,717 at December 31, 1998 and $3,563 at December 31, 1997.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 1998, substantially all of the Bank's assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 1999, the amount available for dividends without regulatory approval was approximately $2,348.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $30 per year of claims made by a covered individual with a maximum of $677. Claims in excess of these amounts are insured through an "excess loss" policy up to $1,000. Medical claims are subject to a lifetime maximum of $2,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $619 in 1998, $378 in 1997, and $360 in 1996.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issue under the plan is 47,000 with 40,699 shares unissued.

During 1998, the Bank obtained approval to borrow up to $22,850 from the Federal Home Loan Bank (FHLB) of Indianapolis. The Bank has limited, by Board resolution, the amount that it may borrow to $20,000. Under the terms of the agreement, the Bank may obtain advances at the stated rate at the time of the borrowings. The Bank has agreed to pledge eligible mortgage loans as collateral for any such borrowings. No borrowings were outstanding at December 31, 1998 or 1997.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were deposit customers of the Bank. Total deposits of these customers aggregated approximately $3,223 and $4,190 at December 31, 1998 and 1997, respectively.

NOTE J - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate mandatory and/or discretionary actions by the Federal Reserve. These actions could have a material effect on the Bank's financial statements. Under the Federal Reserve's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that include quantitative measures of the Bank's assets, certain off-balance-sheet items, and capital, as calculated under regulatory accounting standards. The Bank's required capital is also subject to regulatory qualitative judgement regarding the Bank's interest rate risk exposure and credit risk.

Measurements established by regulation to ensure capital adequacy require the Bank to maintain minimum total capital to risk weighted assets, Tier 1 capital to risk weighted assets, and Tier 1 capital to average assets. Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain total risk based capital, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes has changed the institution's category.

The Bank's actual capital amounts (in thousands) and ratios are also presented in the table.




                                                                                                       To Be Well Capitalized
                                                                                 For Capital          Under Prompt Corrective
                                                     Actual                   Adequacy Purposes          Action Provisions
                                                     ------                   -----------------       ----------------------
                                                Amount    Ratio                Amount    Ratio            Amount    Ratio
                                                ------    -----                ------    -----            ------    -----

As of December 31, 1998:
    Total capital (to risk weighted assets)     $30,060      13.32%
                                                                               $18,048   >8.0%            $22,560   >10.0%
    Tier 1 capital (to risk weighted assets)     27,238      12.07                       -                          -
                                                                                 9,024   >4.0              13,536   > 6.0
    Tier 1 capital (to average assets)           27,238       7.70                       -                          -
                                                                                14,158   >4.0              17,697   > 5.0
                                                                                         -                          -
As of December 31, 1997:
     Total capital (to risk weighted assets)    $28,731      15.17%
                                                                               $15,156   >8.0%            $18,945   >10.0%
     Tier 1 capital (to risk weighted assets)    26,359      13.91                       -                          -
                                                                                 7,578   >4.0              11,367   > 6.0
     Tier 1 capital (to average assets)          26,359       8.72                       -                          -
                                                                                12,084   >4.0              15,105   > 5.0
                                                                                         -                          -


NOTE K - PARENT COMPANY ONLY FINANCIAL INFORMATION
CONDENSED BALANCE SHEET


                                                                                 December 31
                                                                         1998                     1997
                                                                         ----                     ----
ASSETS
  Cash on deposit at subsidiary bank                                  $ 1,307                   $ 2,189
  Securities available for sale                                           519                     1,915
  Investments in subsidiaries                                          32,580                    26,689
  Premises and equipment                                                  114                       137
  Other assets                                                             12                        36
                                                                      -------                   -------
                                                TOTAL ASSETS          $34,532                   $30,966
                                                                      =======                   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                                                   $     9                   $     8
  Shareholders' equity                                                 34,523                    30,958
                                                                       -------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $34,532                   $30,966
                                                                      =======                   =======

CONDENSED STATEMENTS OF INCOME

                                                                                        Years Ended December 31
                                                                         1998                    1997                     1996
                                                                         ----                    ----                     ----
Income
  Dividends from subsidiary                                             $1,500                 $  3,550                  $  1,400
  Interest income                                                           78                       97                        32
  Other                                                                      6                        6                         6
                                                                      --------               ----------                ----------
                                                TOTAL INCOME             1,584                    3,653                     1,438
Expenses                                                                   191                      173                       187
                                                                       -------                ---------                 ---------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                               1,393                    3,480                     1,251
  Federal income tax benefit                                                48                       36                        51
                                                                      --------               ----------                ----------
                                                                         1,441                    3,516                     1,302
Undistributed earnings of
  subsidiaries                                                           2,193                       93                     2,038
                                                                      --------               ----------                 ---------
                                                  NET INCOME            $3,634                 $  3,609                  $  3,340
                                                                      ========               ==========                 =========


CONDENSED STATEMENTS OF CASH FLOWS





                                                                                   Years Ended December 31
                                                                           1998             1997            1996
                                                                           ----             ----            ----
OPERATING ACTIVITIES
  Interest on investments                                                $   113          $    62          $    32
  Dividends from subsidiaries                                              1,500            3,550            1,400
  Cash paid to suppliers                                                    (166)            (142)            (144)
  Other operating activities                                                  43               35               51
                                                                         -------          -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,490            3,505            1,339
 INVESTING ACTIVITIES
  Proceeds from the maturities of investments
     available for sale                                                    1,500               --               --
  Purchases of investment securities available for sale                     (101)          (1,906)              --
  Investment in subsidiaries                                              (3,000)             (50)             (50)
  Purchases of equipment and premises                                         --              (26)              --
                                                                         -------          -------          -------
                       NET CASH USED IN INVESTING ACTIVITIES              (1,601)          (1,982)             (50)
FINANCING ACTIVITIES
  Cash dividends                                                          (1,368)          (1,278)          (1,189)
  Issuance of common stock                                                   597              480              432
                                                                         -------          -------          -------
                       NET CASH USED IN FINANCING ACTIVITIES                (771)            (798)            (757)
                                                                         -------          -------          -------
                        (DECREASE) INCREASE IN CASH AND CASH
                                                 EQUIVALENTS                (882)             725              532


Cash and cash equivalents at beginning of year                             2,189            1,464              932
                                                                         -------          -------          -------
                       CASH AND CASH EQUIVALENTS AT YEAR END             $ 1,307          $ 2,189          $ 1,464
                                                                         =======          =======          =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 30, 1999).

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)     1.   Financial Statements:
         The following consolidated financial statements of IBT Bancorp are incorporated by reference in Item 8:
                           Report of Independent Auditors
                           Consolidated Balance Sheets
                           Consolidated Statements of Changes in Shareholders'
                                    Equity
                           Consolidated Statements of Income
                           Consolidated Statements of Comprehensive Income Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

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

            23         Consent of Rehmann Robson, P.C., Independent Certified
                       Public Accountants
            27         Financial Data Schedule


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1998.

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

IBT BANCORP, INC.
(Registrant)


by:/s/David W. Hole                                  Date:  March 9, 1999
   ------------------------------------                   --------------------
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



    Signatures                           Capacity                      Date
    ----------                           --------                      ----


/s/L. A. Johns                       Chairman of the Board         March 9, 1999
---------------------------------    and Director
L. A. Johns

/s/James R. Bigard                   Director                      March 9, 1999
---------------------------------
James R. Bigard


/s/Frederick L. Bradford             Director                      March 9, 1999
---------------------------------
Frederick L. Bradford


/s/Gerald D. Cassel                  Director                      March 9, 1999
---------------------------------
Gerald D. Cassel


/s/James C. Fabiano                  Director                      March 9, 1999
---------------------------------
James C. Fabiano


/s/Ronald E. Schumacher              Director                      March 9, 1999
---------------------------------
Ronald E. Schumacher

     Signatures                               Capacity                 Date
     ----------                               --------                 ----


/s/Robert O. Smith                   Director                      March 9, 1999
--------------------------------
Robert O. Smith



/s/Dean Walldorff                    Director                      March 9, 1999
--------------------------------
Dean Walldorff



/s/David W. Hole                     President                     March 9, 1999
--------------------------------     Chief Executive Officer
David W. Hole                        and Director
                                     (Principal Executive Officer)


/s/Dennis P. Angner                  Treasurer                     March 9, 1999
--------------------------------     (Principal Financial Officer)
Dennis P. Angner

IBT Bancorp
FORM 10-K


Index to Exhibits

Exhibit                                                               Form 10-K
Number                          Exhibit                              Page Number
------                          -------                              -----------

21            Subsidiaries of the Registrant                              53

23            Consent of Rehmann Robson P.C.                              54
              Independent Certified Public Accountants

27            Financial Data Schedule                                     55