Form 10-Q
period 1999-03-31
IBT BANCORP INC /MI/
filed 1999-05-11
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             Common Stock $6 par value, 884,017 as of April 30, 1999
            --------------------------------------------------------



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





                         ITEM I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                   March 31        December 31
                                                                                   1999              1998
                                                                                   ----              ----
                                                                                (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                       $  13,789        $  15,497
  Federal funds sold                                                                6,000           15,000
                                                                                ----------       ---------
                                       TOTAL CASH AND CASH EQUIVALENTS             19,789           30,497

  Investment securities
     Securities available for sale  (Amortized cost of
       $93,809 in 1999 and $88,015 in 1998)                                        94,643           89,486
     Securities held to maturity (Fair value --
       $5,448 in 1999 and $6,665 in 1998)                                           5,352            6,548
                                                                                ---------        ---------
                                           TOTAL INVESTMENT SECURITIES             99,995           96,034

  Loans:
     Commercial and agricultural                                                   44,943           44,917
     Real estate mortgage                                                         166,326          165,553
     Installment                                                                   36,075           36,238
                                                                                ---------        ---------
                                                           TOTAL LOANS            247,344          246,708
  Less allowance for loan losses                                                    3,061            2,977
                                                                                ---------        ---------
                                                             NET LOANS            244,283          243,731
  Other assets                                                                     19,256           18,521
                                                                                ---------        ---------
                                                          TOTAL ASSETS          $ 383,323        $ 388,783
                                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                        $  40,820        $  46,348
     NOW accounts                                                                  49,728           57,990
     Certificates of deposit and other savings                                    228,276          226,930
     Certificates of deposit over $100,000                                         25,110           18,771
                                                                                ---------        ---------
                                                        TOTAL DEPOSITS            343,934          350,039
  Accrued interest and other liabilities                                            4,375            4,221
                                                                                ---------        ---------
                                                     TOTAL LIABILITIES            348,309          354,260

  Shareholders' Equity
     Common stock -- $6 par value
       4,000,000 shares authorized; outstanding--
       883,744 in 1999 (881,573 in 1998)                                            5,302            5,290
     Capital surplus                                                               19,028           18,894
     Retained earnings                                                             10,133            9,369
     Accumulated other comprehensive income                                           551              970
                                                                                ---------        ---------
                                            TOTAL SHAREHOLDERS' EQUITY             35,014           34,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 383,323        $ 388,783
                                                                                =========        =========

See notes to consolidated financial statements.



IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)
                                                                                  Three Months Ended
                                                                                        March 31
                                                                                -----------------------
                                                                                  1999             1998
                                                                                  ----             ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                  881,573          792,455
  10% stock dividend                                                                    0           79,155
  Issuance of common stock                                                          2,171            2,350
                                                                                ---------        ---------
                                        BALANCE END OF PERIOD                     883,744          873,960
                                                                                =========        =========

COMMON STOCK
  Balance at beginning of period                                                $   5,290        $   4,755
  10% stock dividend                                                                    0              475
  Issuance of common stock                                                             12               14
                                                                                ---------        ---------
                                        BALANCE END OF PERIOD                       5,302            5,244

CAPITAL SURPLUS
  Balance at beginning of period                                                   18,894           13,687
  10% stock dividend                                                                    0            4,670
  Issuance of common stock                                                            134              124
                                                                                ---------        ---------
                                        BALANCE END OF PERIOD                      19,028           18,481

RETAINED EARNINGS
  Balance at beginning of period                                                    9,369           12,248
  Net income                                                                          993              862
  10% stock dividend                                                                    0           (5,145)
  Cash dividends
      ($0.26 per share in 1999 and $0.25 in 1998)                                    (229)            (225)
                                                                                ---------        ---------
                                        BALANCE END OF PERIOD                      10,133            7,740

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                      970              268
  Other comprehensive (loss) income                                                  (419)              79
                                                                                ---------        ---------
                                        BALANCE END OF PERIOD                         551              347

                      TOTAL SHAREHOLDERS EQUITY END OF PERIOD                   $  35,014        $  31,812
                                                                                =========        =========





See notes to consolidated financial statements.




IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                                                    Three Months Ended
                                                                                        March 31
                                                                                        --------
                                                                                  1999        1998
                                                                                --------------------
INTEREST INCOME
  Loans                                                                         $5,212       $4,676
  Investment securities
    Taxable                                                                      1,141          908
    Nontaxable                                                                     229          203
                                                                                ------       ------
              TOTAL INTEREST ON INVESTMENT SECURITIES                            1,370        1,111
  Federal funds sold                                                               148          110
                                                                                ------       ------
                                TOTAL INTEREST INCOME                            6,730        5,897
INTEREST EXPENSE ON DEPOSITS                                                     3,182        2,859
                                                                                ------       ------
                                  NET INTEREST INCOME                            3,548        3,038
Provision for loan losses                                                           94           98
                                                                                ------       ------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           3,454        2,940

NONINTEREST INCOME
  Trust fees                                                                       113          103
  Service charges on deposit accounts                                               85           74
  Other service charges and fees                                                   289          232
  Other                                                                            316          106
  Gain on sale of mortgage loans                                                   108           61
  Net realized gain on securities available for sale                                 1            0
                                                                                ------       ------
                             TOTAL NONINTEREST INCOME                              912          576

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                                          1,613        1,285
  Occupancy                                                                        205          163
  Furniture and equipment                                                          301          258
  Other                                                                            888          625
                                                                                ------       ------
                           TOTAL NONINTEREST EXPENSES                            3,007        2,331

                   INCOME BEFORE FEDERAL INCOME TAXES                            1,359        1,185
Federal income taxes                                                               366          323
                                                                                ------       ------
                                           NET INCOME                           $  993       $  862
                                                                                ======       ======

Net income per share on common stock                                            $ 1.13       $ 0.99
                                                                                ======       ======

Cash dividends per share                                                        $ 0.26       $ 0.25
                                                                                ======       ======

See notes to consolidated financial statements.



IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(dollars in thousands)                                                          Three Months Ended
                                                                                      March 31
                                                                                -------------------
                                                                                   1999       1998
                                                                                   ----       ----


NET INCOME                                                                      $ 993         $ 862
  Other comprehensive income before income taxes:
     Unrealized (losses) gains on securities available for sale:
         Unrealized holding (losses) gains arising during period                 (634)          120
         Reclassification adjustment for realized gains
            included in net income                                                 (1)

  Total comprehensive (loss) income before income taxes                          (635)          120
         Income tax (benefit) expense related to comprehensive
            (loss) income                                                        (216)           41
                                                                                -----         -----

OTHER COMPREHENSIVE (LOSS) INCOME NET OF INCOME TAXES                            (419)           79
                                                                                -----         -----
                                             COMPREHENSIVE INCOME               $ 574         $ 941
                                                                                =====         =====


See notes to consolidated financial statements.




IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                    Three Months Ended
                                                                                         March 31
                                                                                   1999            1998
                                                                                   ----            ----
OPERATING ACTIVITIES
  Interest and fees collected on loans and investments                          $  6,512        $  5,811
  Other fees received                                                                833             563
  Interest paid                                                                   (3,183)         (2,849)
  Cash paid to suppliers and employees                                            (2,914)         (3,221)
  Decrease (increase) in loans originated for sale                                 1,385            (156)
  Federal income taxes paid                                                         (220)              0
                                                                                --------        --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                              2,413             148

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale                                                  7,005           2,953
  Proceeds from maturities of securities held to maturity                            192           3,036
  Purchase of securities available for sale                                      (11,888)        (47,093)
  Purchase of securities held to maturity                                              0            (702)
  Net (increase) decrease in loans                                                (2,031)          1,292
  Purchases of equipment and premises                                               (211)           (356)
  Acquisition of branch offices, less cash received                                    0          37,874
                                                                                --------        --------
                NET CASH USED IN INVESTING ACTIVITIES                             (6,933)         (2,996)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                    (5,528)         (6,644)
  Net (decrease) increase in interest bearing deposits                              (577)          3,908
  Cash dividends                                                                    (229)           (225)
  Proceeds from issuance of common stock                                             146             138
                                                                                --------        --------
               NET CASH  USED IN FINANCING ACTIVITIES                             (6,188)         (2,823)
                                                                                --------        --------

              (DECREASE) IN CASH AND CASH EQUIVALENTS                            (10,708)         (5,671)

            Cash and cash equivalents at beginning of period                      30,497          28,505

          CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 19,789        $ 22,834
                                                                                ========        ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1998.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 881,798 as of March 31, 1999, and 871,814 as of March 31, 1998. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1998 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

                   THREE MONTHS ENDING MARCH 31, 1999 AND 1998

RESULTS OF OPERATIONS

         Net income equaled $993,000 for the three month period ended March 31, 1999, compared to $862,000 for the same period in 1998, a 15.2% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.02% for the first three months of 1999 and 1.07% for 1998. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.81% through March 31, 1999 versus 11.09% for the same period in 1998.

SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------
(Dollars in thousands except per share data)

                                                                                       March 31
                                                                                1999             1998
                                                                                -----------------------
INCOME STATEMENT DATA
   Net interest income                                                          $   3,548     $   3,038
   Provision for loan losses                                                           94            98
   Net income                                                                         993           862

PER SHARE DATA
   Net income                                                                   $    1.13     $    0.99
   Cash dividend                                                                     0.26          0.25

RATIOS
   Average primary capital to average assets                                         9.38         10.46%
   Net income to average assets                                                      1.02          1.07
   Net income to average equity                                                     11.81         11.09

NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $203,000 in 1999 versus $168,000 in 1998. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

IBT BANCORP, INC.
TABLE 1:  AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
=================================================================
(Dollars in Thousands)

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



                                                                      Three Months Ending
                                                                March 31, 1999                        March 31, 1998
                                                                      Tax       Average                       Tax         Average
                                                        Average    Equivalent    Yield/         Average     Equivalent     Yield/
                                                        Balance     Interest     Rate           Balance      Interest      Rate
                                                      ---------   -----------   -------         ---------   ----------    -------
INTEREST EARNING ASSETS
  Loans                                               $246,959      $5,203       8.43%           $216,284     $4,704       8.70%
  Taxable investment securities                         75,297       1,113       5.91              57,554        880       6.12
  Nontaxable investment securities                      19,439         347       7.14              17,465        308       7.05
  Federal funds sold                                    16,298         190       4.66               8,103        110       5.43
  Other investments                                      1,613          28       6.94               1,466         27       7.37
                                                      --------      ------       ----            --------     ------       ----
               Total Earning Assets                    359,606       6,881       7.65             300,872      6,029       8.02

NONEARNING ASSETS
  Allowance for loan losses                             (3,051)                                    (2,794)
  Cash and due from banks                               13,219                                     10,907
  Premises and equipment                                 7,854                                      5,804
  Accrued income and other assets                        9,811                                      6,271
                                                      --------                                   --------
                      Total Assets                    $387,439                                   $321,060
                                                      ========                                   ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                    $ 55,714         337        2.42           $ 39,400        276       2.80
  Savings deposits                                     101,010         764        3.03             75,210        621       3.30
  Time deposits                                        151,690       2,081        5.49            133,211      1,947       5.85
  Fed funds purchased                                        0           0        0.00              1,031         15       5.82
                                                      --------      ------        ----           --------     ------       ----
   Total Interest Bearing Liabilities                  308,414       3,182        4.13            248,852      2,859       4.60

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                       41,215                                     37,749
  Other                                                  4,195                                      3,380
  Shareholders' equity                                  33,615                                     31,079
                                                      --------                                   --------
                  Total Liabilities and Equity        $387,429                                   $321,060
                                                      ========                                   ========

Net interest income (FTE)                                           $3,699                                    $3,170
                                                                    ======                                    ======


Net yield on interest earning assets (FTE)                                        4.11%                                    4.21%
                                                                                 =====                                     ====

IBT BANCORP, INC.

TABLE 2:  VOLUME AND RATE VARIANCE ANALYSIS
=============================================================================
(Dollars in Thousands)

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

                                                                                Quarter Ended March 31, 1999
                                                                                        Compared to
                                                                                       March 31, 1998
                                                                                 Increase (Decrease) Due to
                                                                                -----------------------------
                                                                                Volume      Rate        Net

CHANGES IN INTEREST INCOME
    Loans                                                                       $  650      $ (151)     $  499
    Taxable investment securities                                                  263         (30)        233
    Nontaxable investment securities                                                35           4          39
    Federal funds sold                                                              97         (17)         80
    Other investments                                                                3          (2)          1
                                                                                ------      ------      ------
         Total changes in interest income                                        1,048        (196)        852
         Total changes in interest expense                                         553        (230)        323
                                                                                ------      ------      ------
            Net Change in Interest Margin (FTE)                                 $  495      $   34      $  529
                                                                                ======      ======      ======

IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE
=========================================
(Dollars in Thousands)

                                                                                      Year to Date
                                                                                        March 31
                                                                                -----------------------
                                                                                1999             1998
                                                                                ----             ----
Summary of changes in allowance
   Allowance for loan losses - January 1                                        $ 2,977         $ 2,677
      Loans charged off                                                            (100)            (36)
      Recoveries of charged off loans                                                90             132
                                                                                -------         -------
      Net loans (charged off) recovered                                             (10)             96
      Provision charged to operations                                                94              98
                                                                                -------         -------
   Allowance for loan losses - March 31                                         $ 3,061         $ 2,871
                                                                                =======         =======

Allowance for loan losses as a % of loans                                          1.24%           1.33%
                                                                                =======         =======

NONPERFORMING LOANS
===================
(Dollars in thousands)
                                                                                       March 31
                                                                                1999             1998
                                                                                ----             ----
   Total amount of loans outstanding for
      the period                                                                $247,344        $216,441
                                                                                ========        ========

   Nonaccrual loans                                                             $    366        $    205
   Accruing loans past due 90 days or more                                           739             569
   Restructured loans                                                                  0               0
                                                                                --------        --------
                                    Total                                       $  1,105        $    774
                                                                                ========        ========

   Loans classified as nonperforming as a
      % of outstanding loans                                                        0.45%           0.36%
                                                                                ========        ========


      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 1999 to the same period in 1998, fully taxable equivalent (FTE) net interest income increased $529,000 or 16.7%. An increase of 19.5% in average interest earning assets provided $1.05 million of FTE interest income. The majority of this growth was funded by a 23.9% increase in interest bearing liabilities resulting in $553,000 of additional interest expense. Overall, changes in volume resulted in $495,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.37%, decreasing FTE interest income by $196,000 and the average rate paid on deposits decreased by 0.47%, decreasing interest expense by $230,000. The net change related to interest rates earned and paid was a $34,000 increase in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.11% during 1999 versus 4.21% in 1998. The 0.10% decrease in the FTE interest margin was primarily a result of changes in the Corporation's earning asset mix. During the first quarter of 1999, the loan to earning asset ratio decreased by 3.2% with a corresponding increase in the lower yielding investment categories. Other factors affecting the Corporation's net interest margin are the increasing reliance on higher cost deposits such as Certificates of Deposit and Money Market accounts to fund asset growth, and intense rate competition for new commercial and installment loans. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue and for rates charged for loans in relation to deposit costs to continue declining.


PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 64.5% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 1999 to March 31, 1998, average loans outstanding increased 14.3%. The provision for loan losses was decreased 4.1% to $94,000 in the first quarter of 1999 when compared to the same quarter of 1998. As set forth in Table 3, loans classified as nonperforming were $1,105,000 as of March 31, 1999, a $331,000 increase over the prior year. The allowance for loan losses as a percentage of loans equaled 1.24% compared to 1.33% in 1998. In management's opinion, the allowance for loan losses is adequate as of March 31, 1999.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and gains and losses on investment securities available for sale. Income earned from these sources increased $336,000 during the three month period ending March 31, 1999, compared to the same period in 1998. Significant individual account changes during this period include $188,000 income from the sale of title insurance and related services, a $47,000 increase in gains on the sale of residential real estate mortgage loans, a $10,000 increase in trust income, a $15,000 increase in mortgage servicing fees, a $35,000 increase in ATM fees, and a $17,000 increase in NSF and overdraft fees.

      The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $108,000 gain from the sale of $16.1 million in mortgages during the first quarter of 1999 versus a $61,000 gain on the sale of $11.8 million in the same period in 1998.

NONINTEREST EXPENSE

      Noninterest expense increased $676,000 for the first three months of 1999 when compared to the same period in 1998. The largest component of noninterest expense is salaries and employee benefits, which increased $328,000 or 25.5%. In addition to increases due to additional staffing and normal merit and promotional salary increases, the Corporation incurred additional salary and benefit expenses due to the acquisition of three branches on March 31, 1998, the acquisition of IBT Title on July 31, 1998, and the startup of a loan production company (IBT Loan) in the first quarter of 1999.

   Occupancy and furniture and equipment expenses increased $85,000 or 20.2% in 1999. Approximately two-thirds of this is related to the Corporation's acquisitions during the past year. All other operating expenses increased $263,000, a 42.1% increase. The amortization of acquisition intangibles and expenses related to covenants not to compete accounted for $157,000 of the increase. Telephone, printing and office supplies, postage, State of Michigan taxes, and the cost of title insurance accounted for the majority of the remaining increase.


ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 1998, total assets decreased $5.5 million to $383.3 million. During the first quarter of 1999, major changes in asset mix included a $10.7 million decrease in cash and cash equivalents, a $4.0 million increase in investment securities, and a $636,000 increase in net loans. Deposits during this period decreased $6.1 million. Interest bearing deposits decreased $577,000 and noninterest bearing deposits decreased $5.5 million.

LIQUIDITY

      Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

      As of March 31, 1999, cash and cash equivalents as a percentage of total assets equaled 5.2%, versus 7.8% as of December 31, 1998. During the first three months of 1999, cash provided by operating activities was $2.4 million, investing activities used $6.9 million, and financing activity used $6.2 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $10.7 million decrease in cash and cash equivalents during the first three months of 1999.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $94.6 million as of March 31, 1999 and $89.5 million as of December 31, 1998. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income, and increased approximately $491,000 since December 31, 1998.

      There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 8.9% at March 31, 1999.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 1999:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                  IBT Bancorp
                                                              Actual
                                           Required          03/31/99
                                           --------          --------
         Equity Capital                     4.00%             13.38%
         Secondary Capital*                 4.00               1.25
                                            ----              -----
         Total Capital                      8.00%             14.63%
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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 1999. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.



Quantitative Disclosures of Market Risk
         (dollars in thousands)                                                 March 31                                  Fair Value
                                            ----------------------------------------------------------------------------------------
                                            1999       2000        2001        2002       2003     Thereafter    Total      03/31/98
                                            ----------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets             $10,000        ---         ---         ---        ---        ---    $ 10,000    $ 10,000
    Average interest rates                     5.45%       ---         ---         ---        ---        ---        5.45%
  Fixed interest rate securities            $17,894    $18,928     $25,419     $11,572    $14,186    $18,434    $106,443    $106,508
    Average interest rates                     5.59%      6.11%       5.87%       5.86%      5.89%      6.57%       5.84%
  Fixed interest rate loans                 $64,156    $47,050     $43,016     $25,268    $15,427    $ 6,415    $201,332    $203,014
    Average interest rates                     8.25%      8.31%       8.35%       8.13%      8.35%      7.84%       8.27%
  Variable interest rate loans              $12,166    $ 1,858        $851         $89        $14       $131    $ 15,109    $ 15,109
    Average interest rates                   10.24%      10.21%       9.38%       9.88%     11.00%     10.16%      10.27%

Rate sensitive liabilities
  Savings and NOW accounts                  $55,710    $16,254     $13,085     $11,115    $10,273    $27,405    $133,842    $133,842
    Average interest rates                     3.66%      2.62%       2.62%       2.61%      2.60%      2.52%       3.03%
  Fixed interest rate time deposits         $87,877    $24,385     $12,851     $13,838    $11,186       $125    $150,262    $149,750
    Average interest rates                     5.56%      6.05%       6.25%       6.61%      6.48%      6.70%       5.87%
  Variable interest rate time deposits      $   640       $394         ---         ---        ---        ---    $  1,034    $  1,034
    Average interest rates                     5.29%      5.29%        ---         ---        ---        ---        5.29%



Quantitative Disclosures of Market Risk
         (dollars in thousands)
                                                                                March 31                                  Fair Value
                                            ----------------------------------------------------------------------------------------
                                            2000       2001        2002        2003       2004     Thereafter    Total      03/31/99
                                            ----------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets             $ 6,000         ---        ---         ---        ---        ---    $ 6,000    $  6,000
    Average interest rates                     4.70%        ---        ---         ---        ---        ---       5.45%
  Fixed interest rate securities            $18,860     $24,270    $14,808     $19,257    $ 8,980    $13,820    $ 99,995   $100,091
    Average interest rates                     5.72%       5.84%      5.71%       5.59%      5.73%      6.61%       5.85%
  Fixed interest rate loans                 $72,279     $45,050    $52,866     $19,583    $31,542    $11,447    $232,767   $235,818
    Average interest rates                     8.00%       8.32%      7.87%       8.51%      7.68%      7.61%       8.01%
  Variable interest rate loans              $12,253     $ 2,002       $277         $45         $0         $0    $ 14,577   $ 14,577
    Average interest rates                     9.71%      10.57%      8.15%       8.54%      0.00%      0.00%       9.79%

Rate sensitive liabilities
  Savings and NOW accounts                  $81,982     $12,342    $ 9,845     $ 7,271    $ 7,672    $28,614   $147,726    $147,726
    Average interest rates                    3.40%        2.15%      2.15%       2.15%      2.15%      2.15%      2.84%
  Fixed interest rate time deposits         $90,224     $20,523    $17,228     $14,044    $12,151       $129   $154,299    $151,046
    Average interest rates                    5.17%        5.84%      6.36%       6.27%      5.58%      6.34%      5.53%
  Variable interest rate time deposits        $799         $279        $11         ---        ---        ---        ---    $  1,089
    Average interest rates                    4.67%        4.67%      4.67%        ---        ---        ---       4.67%


                           PART II - OTHER INFORMATION



Item 6       EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule
            (b) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IBT Bancorp, Inc.
                                    -----------------



Date:   April 30, 1999              /s/ David W. Hole
     ------------------------       --------------------------------------------
                                    David W. Hole, President/CEO



                                    /s/ Dennis P. Angner
                                    --------------------------------------------
                                    Dennis P. Angner, Treasurer
                                    (Principal Financial Officer)

                                IBT BANCORP, INC.

                                  EXHIBIT INDEX


Exhibit
  No.                                Description               Page Number
------                      ------------------------------     -----------

  27                        Financial Data Schedule                18