Form 10-Q
period 1999-06-30
IBT BANCORP INC /MI/
filed 1999-08-10
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 1999
                               -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                         to
                              -------------------------   ----------------------
Commission File Number:                     0-18415
                       ---------------------------------------------------------
                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                        38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              identification No.)

          200 East Broadway                    48858
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
             Common Stock $6 par value, 881,788 as of July 31, 1999
             ------------------------------------------------------

                                BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                    Page Numbers

                  Item 1    Financial Statements                      3-8

                  Item 2    Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                9-19

                  Item 3    Quantitative and Qualitative
                            Disclosures About Market Risk           20-21

Part II           Other Information

                  Item 2    Changes in Securities and Use of
                            Proceeds                                  22

                  Item 4    Submission of Matters to a Vote of
                            Security Holders                          22

                  Item 6    Exhibits and Reports on Form 8-K          22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                                          June 30         December 31
                                                                                  1999             1998
                                                                                  ----             ----
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                     $  15,912         $  15,497
  Federal funds sold                                                             18,200            15,000
                                                                              ---------         ---------
                                      TOTAL CASH AND CASH EQUIVALENTS            34,112            30,497

  Investment securities
     Securities available for sale (Amortized cost of
       $93,593 in 1999 and $88,015 in 1998)                                      93,323            89,486
     Securities held to maturity (Fair value --
       $4,239 in 1999 and  $6,665 in 1998)                                        4,204             6,548
                                                                              ---------         ---------
                                          TOTAL INVESTMENT SECURITIES            97,527            96,034

  Loans
     Commercial and agricultural                                                 47,120            44,917
     Real estate mortgage                                                       168,259           165,553
     Installment                                                                 36,876            36,238
                                                                              ---------         ---------
                                                          TOTAL LOANS           252,255           246,708
  Less allowance for loan losses                                                  3,135             2,977
                                                                              ---------         ---------
                                                            NET LOANS           249,120           243,731

  Other assets                                                                   20,261            18,521
                                                                              ---------         ---------
                                                         TOTAL ASSETS         $ 401,020         $ 388,783
                                                                              =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                     $   46,122          $ 46,348
     NOW accounts                                                                56,313            57,990
     Certificates of deposit and other savings                                  229,853           226,930
     Certificates of deposit over $100,000                                       28,453            18,771
                                                                             ----------         ---------
                                                       TOTAL DEPOSITS           360,741           350,039
  Accrued interest and other liabilities                                          4,008             4,221
                                                                             ----------        ----------
                                                    TOTAL LIABILITIES           364,749           354,260

  Shareholders' Equity
     Common stock -- $6 par value
       4,000,000 shares authorized; outstanding--
       899,083 in 1999 (881,573 in 1998)                                          5,395             5,290
     Capital surplus                                                             20,128            18,894
     Retained earnings                                                           10,926             9,369
     Accumulated other comprehensive (loss) income                                 (178)              970
                                                                             ----------        ----------
                                           TOTAL SHAREHOLDERS' EQUITY            36,271            34,523
                                                                             ----------        ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  401,020        $  388,783
                                                                             ==========        ==========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                         -------
                                                                                 1999               1998
                                                                                 ----               ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                881,573              792,455
  10% stock dividend                                                                                  79,155
                                                                              ---------            ---------
  Issuance  of common stock                                                      17,510                5,642
                                                                              ---------            ---------
                                            BALANCE END OF PERIOD               899,083              877,252
                                                                              =========            =========
COMMON STOCK
  Balance at beginning of period                                              $   5,290            $   4,755
  10% stock dividend                                                                                     475
  Issuance of common stock                                                          105                   33
                                                                              ---------            ---------
                                            BALANCE END OF PERIOD                 5,395                5,263

CAPITAL SURPLUS
  Balance at beginning of period                                                 18,894               13,687
  10% stock dividend                                                                                   4,670
  Issuance of common stock                                                        1,234                  279
                                                                              ---------            ---------
                                            BALANCE END OF PERIOD                20,128               18,636

RETAINED EARNINGS
  Balance at beginning of period                                                  9,369               12,248
  Net income                                                                      2,016                1,726
  10% stock dividend                                                                                  (5,145)
  Cash dividends ($0.52 per share in 1999 and $0.50 in 1998)                       (459)                (443)
                                                                              ---------            ---------
                                            BALANCE END OF PERIOD                10,926                8,386

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Balance at beginning of period                                                    970                  268
  Unrealized (losses) gains on securities available for sale,
    net of income taxes and reclassification adjustment                          (1,148)                   6
                                                                              ---------            ---------
                                            BALANCE END OF PERIOD                  (178)                 274
                                                                              ---------            ---------
                          TOTAL SHAREHOLDERS EQUITY END OF PERIOD             $  36,271            $  32,559
                                                                              =========            =========


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30                   June 30
                                                                            -------                   -------
                                                                       1999        1998         1999         1998
                                                                    --------------------       -------------------
INTEREST INCOME
  Loans                                                               $ 5,197    $ 4,912        $10,409    $ 9,588
  Investment securities
    Taxable                                                             1,161      1,251          2,302      2,159
    Nontaxable                                                            232        226            461        429
                                                                      -------    -------        -------    -------
                        TOTAL INTEREST ON INVESTMENT SECURITIES         1,393      1,477          2,763      2,588
  Federal funds sold                                                      241         96            389        206
                                                                      -------    -------        -------    -------
                                          TOTAL INTEREST INCOME         6,831      6,485         13,561     12,382
  INTEREST EXPENSE ON DEPOSITS                                          3,216      3,176          6,398      6,035
                                                                      -------    -------        -------    -------
                                            NET INTEREST INCOME         3,615      3,309          7,163      6,347
Provision for loan losses                                                  98        108            192        206
                                                                      -------    -------        -------    -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 3,517      3,201          6,971      6,141

NONINTEREST INCOME
  Trust fees                                                              115        103            228        206
  Service charges on deposit accounts                                      80         79            165        153
  Other service charges and fees                                          314        264            603        496
  Other                                                                   307        117            623        223
  Gain on sale of mortgage loans                                           86         78            194        139
  Net realized gain on securities available for sale                       10         46             11         46
                                                                      -------    -------        -------    -------
                                       TOTAL NONINTEREST INCOME           912        687          1,824      1,263

NONINTEREST EXPENSE
  Salaries, wages and employee benefits                                 1,586      1,463          3,199      2,748
  Occupancy                                                               193        181            398        344
  Furniture and equipment                                                 329        279            630        537
  Other                                                                   911        781          1,799      1,406
                                                                      -------    -------        -------    -------
  TOTAL NONINTEREST EXPENSE                                             3,019      2,704          6,026      5,035

                             INCOME BEFORE FEDERAL INCOME TAXES         1,410      1,184          2,769      2,369
Federal income taxes                                                      387        320            753        643
                                                                      -------    -------        -------    -------
                                                     NET INCOME       $ 1,023    $   864        $ 2,016    $ 1,726
                                                                      =======    =======        =======    =======

Net income per share                                                  $  1.16    $  1.00        $  2.28    $  1.98
                                                                      =======    =======        =======    =======

Cash dividends per share                                              $  0.26    $  0.25        $  0.52    $  0.50
                                                                      =======    =======        =======    =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)


                                                                        Three Months Ended          Six Months Ended
                                                                           June 30                      June 30
                                                                           -------                      -------
                                                                         1999        1998          1999         1998
                                                                      ---------------------       -------------------
NET INCOME                                                           $ 1,023      $   864          $ 2,016    $ 1,726
Other comprehensive income before income taxes:
  Unrealized (losses) gains on securities available for sale:
         Unrealized holding (losses) gains arising
            during period                                               (893)         (65)          (1,527)        55
         Reclassification adjustment for realized
            gains included in net income                                 (10)         (46)             (11)       (46)
                                                                     -------      -------          -------    -------
Comprehensive (loss) income before income
     taxes                                                              (903)        (111)          (1,538)         9
         Income tax (benefit) expense related to
            comprehensive income                                        (174)         (38)            (390)         3
                                                                     -------      -------          -------    -------

OTHER COMPREHENSIVE (LOSS) INCOME NET OF
                           INCOME TAXES                                 (729)         (73)          (1,148)         6
                                                                     -------      -------          -------    -------
                                COMPREHENSIVE INCOME                 $   294      $   791          $   868    $ 1,732
                                                                     =======      =======          =======    =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

                                                                          Six Months Ended
                                                                               June 30
                                                                          1999          1998
                                                                          ----          ----
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments                                                     $ 13,611      $ 12,205
  Other fees and income received                                           1,819         1,231
  Interest paid                                                           (6,445)       (6,076)
  Cash paid to suppliers and employees                                    (5,359)       (4,612)
  Decrease (increase) in loans originated for sale                         1,541        (1,608)
  Federal income taxes paid                                               (1,059)         (638)
                                                                        --------      --------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES             4,108           502

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale                                         12,055        21,198
  Proceeds from maturities of securities held to maturity                    722         2,328
  Purchases of securities available for sale                             (16,081)      (53,982)
  Purchases of securities held to maturity                                  (122)         (260)
  Net increase in loans                                                   (7,122)      (13,293)
  Purchases of equipment and premises                                       (427)         (746)
  Acquisition of title office                                             (1,100)
  Acquisition of branch offices, less cash received                                     37,874
                                                                        --------      --------
                          NET CASH USED BY INVESTING ACTIVITIES          (12,075)       (6,881)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                              (226)       (1,759)
  Net increase (decrease) in interest bearing deposits                    10,928          (715)
  Cash dividends                                                            (459)         (443)
  Proceeds from issuance of common stock                                   1,339           312
                                                                        --------      --------
              NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            11,582        (2,605)

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                3,615        (8,984)
              Cash and cash equivalents at beginning of period            30,497        28,505
                                                                        --------      --------
                CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 34,112      $ 19,521
                                                                        ========      ========


See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1998.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 882,995 and 873,178 for the six month period ending June 30, 1999 and 1998, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1998 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report. On June 30, 1999, IBT Title, a wholly owned subsidiary of Isabella Bank and Trust, acquired Mecosta County Abstract and Title. The acquisition was accounted for as a purchase and included equipment and abstract title plant. The acquisition was less than 1% of the Corporation's assets.

                    SIX MONTHS ENDING JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS

Net income equaled $2.02 million for the six month period ended June 30, 1999, compared to $1.73 million for the same period in 1998, a 16.8% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.02% for the first six months of 1999 and 1.01% in 1998. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.83% through June 30, 1999 versus 10.96% for the same period in 1998.

SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                                                     Year to Date
                                                                                        June 30
                                                                                ---------------------
                                                                                  1999         1998
                                                                                ---------------------
         INCOME STATEMENT DATA
            Net interest income                                                  $7,163       $6,347
            Provision for loan losses                                               192          206
            Net income                                                            2,016        1,726

         PER SHARE DATA
            Net income per common share                                           $2.28        $1.98
            Cash dividends per common share                                        0.52         0.50

         RATIOS
            Average primary capital to average assets                              9.41%        9.98%
            Net income to average assets                                           1.02         1.01
            Net income to average equity                                          11.83        10.96


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $417,000 in 1999 versus $393,000 in 1998. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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


                                                                             Six Months Ending
                                                       June 30, 1999                            June 30, 1998
                                                            Tax          Average                     Tax         Average
                                            Average      Equivalent       Yield/    Average       Equivalent      Yield/
                                            Balance        Interest        Rate     Balance        Interest       Rate
                                            -------        --------        ----     -------        --------       ----
INTEREST EARNING ASSETS
  Loans                                   $ 248,759       $10,472          8.42%   $220,612       $ 9,644         8.74%
  Taxable investment securities              76,021         2,241          5.90      69,236         2,104         6.08
  Nontaxable investment securities           19,608           698          7.12      18,469           637         6.90
  Federal funds sold                         16,632           389          4.68       7,558           206         5.45
  Other                                       1,675            61          7.28       1,495            55         7.36
                                          ---------       -------          ----    --------       -------         ----
                  Total Earning Assets      362,695        13,861          7.64     317,370        12,646         7.97

NONEARNING ASSETS
  Allowance for loan losses                  (3,086)                                 (2,862)
  Cash and due from banks                    13,717                                  12,057
  Premises and equipment                      7,869                                   6,330
  Accrued income and other assets            10,620                                   8,605
                                          ---------                                --------
                  Total Assets            $ 391,815                                $341,500
                                          =========                                ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits        $  55,652           663          2.38    $  43,437          588         2.71
  Savings deposits                          100,843         1,518          3.01       80,285        1,304         3.25
  Time deposits                             154,208         4,215          5.47      142,185        4,127         5.81
  Fed funds purchased                           ---           ---           ---          537           16         5.96
                                          ---------       -------        ------    ---------      -------         ----
   Total Interest Bearing Liabilities       310,703         6,396          4.12      266,444        6,035         4.53

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                            42,836                                  40,108
  Other                                       4,198                                   3,447
  Shareholders' equity                       34,078                                  31,501
                                          ---------                                --------
       Total Liabilities and Equity       $ 391,815                                $341,500
                                          =========                                ========

Net interest income (FTE)                                 $ 7,465                                 $ 6,611
                                                          =======                                 =======
Net yield on interest earning assets (FTE)                                 4.12%                                  4.17%
                                                                         ======                                   ====

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

                                                               Six Month Period Ended June 30, 1999
                                                                          Compared to
                                                                         June 30, 1998
                                                                     Increase (Decrease) Due to
                                                               -------------------------------------
                                                                  Volume        Rate            Net
                                                                  ------        ----            ---
CHANGES IN INTEREST INCOME
    Loans                                                        $1,195       $ (367)         $  828
    Taxable investment securities                                   201          (64)            137
    Nontaxable investment securities                                 40           21              61
    Federal funds sold                                              216          (33)            183
    Other                                                             7           (1)              6
                                                                 ------       ------          ------
    Total changes in interest income                              1,659         (444)          1,215
         Total changes in interest expense                          796         (435)            361
                                                                 ------       ------          ------
            Net Change in Interest Margin (FTE)                  $  863       $   (9)         $  854
                                                                 ======       ======          ======

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                                               Year to Date
                                                                                  June 30
                                                                        ------------------------
                                                                        1999                1998
                                                                        ----                ----
Summary of changes in allowance
   Allowance for loan losses - January 1                              $ 2,977             $ 2,677
      Loans charged off                                                  (176)                (82)
      Recoveries of charged off loans                                     142                 174
                                                                      -------             -------
      Net loans (charged off) recovered                                   (34)                 92
        Provision charged to operations                                   192                 206
                                                                      -------             -------
   Allowance for loan losses - June 30                                $ 3,135             $ 2,975
                                                                      =======             =======

Allowance for loan losses as a % of loans                                1.24%               1.28%
                                                                      =======             =======


NONPERFORMING LOANS

(Dollars in thousands)
                                                                                   June 30
                                                                        1999                1998
                                                                        ----                ----
Total amount of loans outstanding for
   the period (net of unearned interest)                              $252,255            $232,474
                                                                      ========            ========

Nonaccrual loans                                                      $    793            $    241
Accruing loans past due 90 days or more                                    836                 803
Restructured loans
                                                                      --------            --------
                                 Total                                $  1,629            $  1,044
                                                                      ========            ========

Loans classified as nonperforming as a
   % of outstanding loans                                                 0.65%               0.45%
                                                                      ========            ========



    To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 1999 to the same period in 1998, fully taxable equivalent (FTE) net interest income increased $854,000 or 12.9%. An increase of 14.3% in average interest earning assets provided $1.66 million of FTE interest income. The majority of this growth was funded by a 16.6% increase in interest bearing deposits, resulting in $796,000 of additional interest expense. Overall, changes in volume resulted in $1.22 million of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.33%, decreasing FTE interest income by $444,000. The average rate paid on deposits decreased by 0.41%, decreasing interest expense by $435,000. The net change related to interest rates earned and paid was a $9,000 decrease in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.12% during the first six months of 1999 versus 4.17% for the same period in 1998. The primary factor affecting the Corporation's net interest margin was the increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. In addition to increased reliance on these funds, the cost of obtaining these funds has risen in relation to other interest rates. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 63% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 1999 to June 30, 1998, the provision for loan losses was decreased $14,000 to $192,000. Year to date 1999, the Corporation had net charged off loans of $34,000 versus net recovery of $92,000 in 1998. Loans classified as nonperforming were 0.65% of loans as of June 30, 1999 versus 0.45% for June 30, 1998. As of June 30, 1999, the allowance for loan losses as a percentage of loans equaled 1.24%. In management's opinion, the allowance for loan losses is adequate as of June 30, 1999.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, and gains and losses on investment securities available for sale. There was a $561,000 increase in fees earned from these sources during the first six months of 1999 when compared to the same period in 1998. Significant individual account changes during this period include a $362,000 increase from the sale of title insurance and related services, a $13,000 increase in brokerage commissions, a $22,000 increase in trust income, a $75,000 increase in ATM transaction fees, a $35,000 decrease in gains on the sale of investment securities available for sale, and a $55,000 increase in gains on the sale of mortgage loans.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are accounted for according to SFAS No. 125 and 122, and are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $194,000 gain from the sale of $28.9 million in mortgages during the second quarter of 1999 versus a $139,000 gain on the sale of $24.7 million in mortgages for the same period in 1998.

NONINTEREST EXPENSES

Noninterest expenses increased $991,000 or 19.7% during the first six months of 1999 when compared to 1998. The largest component of noninterest expense is salaries and employee benefits, which increased $451,000 or 16.4%. In addition to increases resulting from additional staffing and normal merit and promotional salary adjustments, the Corporation incurred additional expenses related to its acquisition of three branches in March 1998, the acquisition of IBT Title in July 1998, and the start-up of a loan production company (IBT Loan) in the first quarter of 1999.

Occupancy and furniture and equipment expenses increased $147,000 or 16.7% in 1999. Approximately two-thirds of the increase is related to the acquisitions. Other significant changes include equipment depreciation related to the bank's teller terminal computer system and automatic teller machine operating expenses. Other operating expenses increased $393,000, a 28.0% increase. The majority of this increase is related to the amortization of acquisition intangibles of $287,000 and $74,000 for the cost of title insurance sold. Printing and office supplies accounted for the majority of the remaining increase.

                      QUARTER ENDED JUNE 30, 1999 AND 1998

RESULTS OF OPERATIONS

Net income equaled $1.02 million for the second quarter in 1999 compared to $864,000 for the same period in 1998, an 18.40% increase. Return on average assets equaled 1.03% for the second quarter of 1999 versus 0.95% for the same period in 1998. Return on average equity equaled 11.84% for the second quarter in 1999, versus 10.83% for the second quarter in 1998.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                                              Quarter Ended
                                                                                 June 30
                                                                          --------------------
                                                                          1999            1998
                                                                          --------------------
   INCOME STATEMENT DATA
   Net interest income                                                    $3,615        $3,309
      Provision for loan losses                                               98           108
      Net income                                                           1,023           864

   PER SHARE DATA
      Net income per common share                                          $1.16        $ 0.99
      Cash dividend per common share                                        0.26          0.25

   RATIOS
      Net income to average assets                                          1.03%         0.95%
      Net income to average equity                                         11.84         10.83

NET INTEREST INCOME

When comparing the second quarter of 1999 to 1998, net FTE interest income increase $324,000. An increase of 9.6% in interest earning assets provided $611,000 of FTE interest income. The asset growth was funded primarily by a 10.2% increase in interest bearing deposits, resulting in $245,000 of increased interest expense. Overall, increased volume resulted in $366,000 of additional FTE interest income. During the second quarter of 1999, the average FTE interest rate earned on assets decreased by 0.30% and the average rate paid on deposits decreased by 0.36%. The changes in interest rates earned and paid resulted in a $42,000 decrease in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.12% for both the second quarter of 1998 and 1999.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 1999 was $98,000 versus $108,000 in 1998. During the second quarter of 1999 the Corporation had net charged off loans of $24,000 versus $4,000 in the same period of 1998.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 1999, when compared to the same period in 1998, increased $225,000 or 32.8%. The most significant changes were a $187,000 increase from the sale of title insurance and related services, a $38,000 increase in ATM transaction fees, a $36,000 decrease in gains on the sale of investment securities available for sale, an $8,000 increase in gains on the sale of mortgage loans, and a $12,000 increase in trust income.

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

                                                                           Quarter Ending
                                                   June 30, 1999                           June 30, 1998
                                                            Tax         Average                  Tax         Average
                                            Average     Equivalent      Yield/     Average   Equivalent      Yield/
                                            Balance       Interest      Rate       Balance    Interest       Rate
                                            -------       --------      ----       -------    --------       ----
  INTEREST EARNING ASSETS
  Loans                                  $  250,559       $5,269        8.41%       $224,939    $  4,940      8.78%
  Taxable investment securities              76,745        1,128        5.88          80,918       1,224      6.05
  Nontaxable investment securities           19,777          351        7.10          19,472         329      6.76
  Federal funds sold                         16,965          199        4.69           7,012          96      5.48
  Other                                       1,735           33        7.61           1,524          28      7.35
                                         ----------       ------        ----        --------    --------      ----
             Total Earning Assets           365,781        6,980        7.63         333,865       6,617      7.93

NONEARNING ASSETS
  Allowance for loan losses                  (3,120)                                  (2,929)
  Cash and due from banks                    14,215                                   13,206
  Premises and equipment                      7,883                                    6,855
  Accrued income and other assets            11,430                                   10,940
                                         ----------                                 --------
                     Total Assets        $  396,189                                 $361,937
                                         ==========                                 ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits       $   55,590          326        2.35        $ 47,474         312      2.63
  Savings deposits                          100,676          754        3.00          85,359         683      3.20
  Time deposits                             156,725        2,134        5.45         151,160       2,180      5.77
                                         ----------       ------        ----        --------    --------      ----
    Total Interest Bearing Liabilities      312,991        3,214        4.11         283,993       3,175      4.47

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                            44,457                                   42,466
  Other                                       4,201                                    3,556
  Shareholders' equity                       34,540                                   31,922
                                          ---------                                 --------
         Total Liabilities and Equity    $  396,189                                 $361,937
                                         ==========                                 ========

Net interest income (FTE)                             $    3,766                                $  3,442
                                                      ==========                                ========

Net yield on interest earning assets (FTE)                              4.12%                                 4.12%
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

                                                                Quarter Ended June 30, 1999
                                                                        Compared to
                                                                       June 30, 1998
                                                                 Increase (Decrease) Due to
                                                               -------------------------------
                                                                 Volume       Rate        Net
                                                                 ------       ----        ---
CHANGES IN INTEREST INCOME
     Loans                                                        $ 546       $(217)      $329
     Taxable investment securities                                  (63)        (33)       (96)
     Nontaxable investment securities                                 6          16         22
     Federal funds sold                                             118         (15)       103
     Other                                                            4           1          5
                                                                  -----       -----       ----
         Total changes in interest income                           611        (248)       363
         Total changes in interest expense                          245        (206)        39
                                                                  -----       -----       ----
     Net Change in Interest Margin (FTE)                          $ 366       $ (42)      $324
                                                                  =====       =====       ====

NONINTEREST EXPENSES

Noninterest expenses increased $315,000 or 11.6% during the second quarter of 1999 when compared to 1998. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The purchase of IBT Title and the start-up of IBT Loan had a significant impact on these costs. Total noninterest expense related to these operations during the second quarter were $176,000. The majority of the remaining increase is related to additional staffing, normal merit and promotional salary adjustments, and increased medical insurance expenses.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1998, total assets increased $12.2 million to $401.0 million. As of June 30, 1999, the loan portfolio increased $5.5 million, fed funds sold increased $3.2 million, and investment securities increased $1.5 million when compared to December 31, 1998. Deposits during this period increased $10.7 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 1999, cash and cash equivalents as a percentage of total assets equaled 8.5%, versus 7.8% as of December 31, 1998. During the first six months of 1999, $4.1 million in net cash was provided from operations and $11.6 was provided from financing activities. Investing activities used $12.1 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $3.6 million increase in cash and cash equivalents during the first six months of 1999.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $93.3 million as of June 30, 1999 and $89.5 million as of December 31, 1998. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $1.7 million since December 31, 1998. In conjunction with the Corporation's acquisition of Mecosta County Abstract and Title, the Corporation issued 14,014 shares valued at $1.1 million.

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 8.8% as of June 30, 1999.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 1999:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                      IBT Bancorp
                                                                       Actual
                                           Required                   06/30/99
                                           --------                   --------
         Equity Capital                     4.00%                      13.60%
         Secondary Capital*                 4.00                        1.25
         Total Capital                      8.00                       14.85

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 1999. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                      June 30                                             Fair Value
                                         -------------------------------------------------------------------------------------------
                                            2000       2001       2002     2003     2004     Thereafter     Total          06/30/99
                                         ------------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets          $18,200         --         --         --          --         --    $ 18,200    $ 18,200
    Average interest rates                  4.95%        --         --         --          --         --        4.95%
  Fixed interest rate securities         $21,458    $20,442    $20,522    $15,315    $  9,377    $10,413    $ 97,527    $ 97,562
    Average interest rates                  5.78%      5.84%      5.58%      5.74%      5.62%       6.57%       5.81%
  Fixed interest rate loans              $72,357    $50,359    $50,196    $22,658    $30,776     $10,751    $237,097    $239,671
    Average interest rates                  7.97%      8.15%      7.92%      8.06%      7.64%       7.62%       7.95%
  Variable interest rate loans           $13,094    $ 1,638    $   344    $    80    $     2     $     0    $ 15,158    $ 15,158
    Average interest rates                  9.65%     10.48%      8.31%      8.32%      7.75%       0.00%       9.70%

Rate sensitive liabilities
  Savings and NOW accounts               $88,294    $13,534    $10,715    $ 7,876    $ 7,810     $ 30,712   $158,941    $158,941
    Average interest rates                  3.40%      2.15%      2.15%      2.15%      2.15%        2.15%      2.84%
  Fixed interest rate time deposits      $88,819    $20,381    $18,773    $13,777    $12,746     $     83   $154,579    $155,016
    Average interest rates                  5.10%      5.59%      5.59%      6.15%      5.46%        6.72%      5.44%
  Variable interest rate time deposits   $   695    $   395    $     9         --         --           --   $  1,099    $  1,099
    Average interest rates                  4.67%      4.67%      4.67%        --         --           --       4.67%



Quantitative Disclosures of Market Risk
                                                                      June 30                                             Fair Value
                                         -------------------------------------------------------------------------------------------
                                            1999       2000       2001     2002     2003     Thereafter     Total           06/30/98
                                         -------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets          $ 3,000                                                       $  3,000           $  3,000
    Average interest rates                  5.45%                                                          5.45%
  Fixed interest rate securities         $10,350     $18,605   $22,817   $15,081   $13,887   $14,419   $ 95,159           $ 95,229
    Average interest rates                  5.63%       5.93%     5.85%     5.83%     6.08%     6.65%      5.82%
  Fixed interest rate loans              $72,258     $45,742   $48,931   $22,219   $19,516   $ 7,871   $216,537           $218,252
    Average interest rates                  7.98%       8.39%     8.17%     8.19%     8.15%     7.73%      8.14%
  Variable interest rate loans           $12,560     $ 2,116   $   902   $   258   $     1   $   100   $ 15,937           $ 15,937
    Average interest rates                 10.24%      10.24%     9.56%    10.37%    10.75%    10.00%     10.26%

Rate sensitive liabilities
  Savings and NOW accounts               $54,564     $15,351   $12,368   $10,539   $ 9,761   $28,236   $130,819           $130,819
    Average interest rates                  3.68%       2.57%     2.57%     2.55%     2.55%     2.63%      3.04%
  Fixed interest rate time deposits      $85,278     $24,541   $11,872   $15,672   $11,109   $   157   $148,629           $149,128
    Average interest rates                  5.46%       6.11%     6.10%     6.62%     6.32%     6.32%      5.81%
  Variable interest rate time deposits   $   760     $   302   $     5                                 $  1,067           $  1,067
    Average interest rates                  5.29%       5.29%     5.29%                                    5.29%


The Year 2000

As of June 30, 1999 the Corporation had completed the renovation and testing of all its mission critical software and hardware. Management is confident that all mission critical systems will operate properly after December 31, 1999. Management is also confident that the Corporation's significant depositors and loan customers are aware of, and are addressing year 2000 issues.

There are several risks that management cannot control. These risks include the preparedness of government agencies, utilities, communication services, and security settlement systems. Additionally, the public response to the year 2000 issues is a concern. In response to these concerns and in accordance with regulatory requirements, the Corporation has developed a contingency operating and liquidity plan.

                           PART II - OTHER INFORMATION

Item 2       CHANGES IN SECURITIES AND USE OF PROCEEDS

            (c) On June 30, 1999, IBT Title, a wholly owned subsidiary of Isabella Bank and Trust, acquired Mecosta County Abstract and Title pursuant to a statutory merger of Mecosta County Abstract and Title with and into IBT Title. In conjunction with the merger, IBT Bancorp issued 14,014 shares of its common stock, valued at $1.1 million, to Shawn M. Downey and Keith F. Lobert, the shareholders of Mecosta County Abstract and Title. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to
                 Section 4(2) of the Act which exempts transactions by an issuer not involving any public offering.

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The registrant's annual meeting of shareholders was held on April 20, 1999. At that meeting the shareholders voted upon the election of directors.

                                                             VOTES CAST
             Election of Directors                     For               Withheld
             ---------------------                     ---               --------
             All nominees for director were elected:

                  Gerald D. Cassel                     650,143            7,846
                  Ronald E. Schumacher                 649,686            8,303
                  Robert O. Smith                      649,513            8,476

Item 6       EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibit 27 - Financial Data Schedule

            (b) No reports on form 8-K were filed or required to be filed during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IBT Bancorp, Inc.



Date:   August 10, 1999                 /s/ David W. Hole
     -------------------------          ----------------------------------------
                                        David W. Hole, President/CEO



                                        /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner, Treasurer
                                        (Principal Financial Officer)

                                   IBT BANCORP

                                  EXHIBIT INDEX


Exhibit
  No.                         Description                Page Number
-------               ---------------------------        -----------

  27                  Financial Data Schedule                22