Form 10-Q
period 1999-09-30
IBT BANCORP INC /MI/
filed 1999-11-09
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
                              ----------------------  --------------------------
Commission File Number:                           0-18415
                       ---------------------------------------------------------
                               IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                        38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              identification No.)

          200 East Broadway                Mt. Pleasant, MI      48858
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

            Common Stock $6 par value, 900,412 as of October 31, 1999
           ----------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                      Page Numbers

               Item 1        Financial Statements and Notes              3-8

               Item 2        Management's Discussion and                9-20
                             Analysis of Financial Condition
                             and Results of Operations

               Item 3        Quantitative and Qualitative              21-22
                             Disclosures About Market Risk

Part II  Other Information

               Item 6        Exhibits and Reports on Form 8-K             23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                        September 30         December 31
                                                                                  1999                 1998
                                                                                  ----                 ----
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                       $  15,328            $ 15,497
  Federal funds sold                                                                   --              15,000
                                                                                ---------            --------
                          TOTAL CASH AND CASH EQUIVALENTS                          15,328              30,497

  Investment securities
     Securities available for sale  (amortized cost of
       $90,335 in 1999 and $88,015 in 1998)                                        89,711              89,486
     Securities held to maturity (fair value --
       $6,890 in 1999 and $6,665 in 1998)                                           6,870               6,548
                                                                                ---------            --------
                              TOTAL INVESTMENT SECURITIES                          96,581              96,034

  Loans
     Commercial and agricultural                                                   46,957              44,917
     Real estate mortgage                                                         176,903             165,553
     Installment                                                                   39,033              36,238
                                                                                ---------            --------
                                              TOTAL LOANS                         262,893             246,708
  Less allowance for loan losses                                                    3,206               2,977
                                                                                ---------            --------
                                                NET LOANS                         259,687             243,731

  Other assets                                                                     20,638              18,521
                                                                                ---------            --------
                                             TOTAL ASSETS                       $ 392,234            $388,783
                                                                                =========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                        $  48,393            $ 46,348
     NOW accounts                                                                  51,990              57,990
     Certificates of deposit and other savings                                    222,999             226,930
     Certificates of deposit over $100,000                                         27,790              18,771
                                                                                ---------            --------
                                           TOTAL DEPOSITS                         351,172             350,039
  Accrued interest and other liabilities                                            4,137               4,221
                                                                                ---------            --------
                                        TOTAL LIABILITIES                         355,309             354,260

  Shareholders' Equity
     Common stock -- $6 par value
       4,000,000 shares authorized; outstanding--
       900,302 in 1999 (881,573 in 1998)                                            5,402               5,290
     Capital surplus                                                               20,210              18,894
     Retained earnings                                                             11,725               9,369
     Accumulated other comprehensive (loss) income                                   (412)                970
                                                                                ---------            --------
                               TOTAL SHAREHOLDERS' EQUITY                          36,925              34,523
                                                                                ---------            --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 392,234            $388,783
                                                                                =========            ========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


(dollars in thousands)                                                              Nine Months Ended
                                                                                       September 30
                                                                                       -------------
                                                                                    1999           1998
                                                                                    ----           ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                  881,573         792,455
  10% stock dividend                                                                  ---          79,155
  Issuance  of common stock                                                        18,729           7,757
                                                                                ---------       ---------
                                             BALANCE END OF PERIOD                900,302         879,367
                                                                                =========       =========

COMMON STOCK
  Balance at beginning of period                                                $   5,290       $   4,755
  10% stock dividend                                                                  ---             475
  Issuance of common stock                                                            112              46
                                                                                ---------       ---------
                                             BALANCE END OF PERIOD                  5,402           5,276

CAPITAL SURPLUS
  Balance at beginning of period                                                   18,894          13,687
  10% stock dividend                                                                  ---           4,670
  Issuance of common stock                                                          1,316             403
                                                                                ---------       ---------
                                             BALANCE END OF PERIOD                 20,210          18,760

RETAINED EARNINGS
  Balance at beginning of period                                                    9,369          12,248
  Net income                                                                        3,049           2,580
  10% stock dividend                                                                  ---          (5,145)
  Cash dividends ($0.78 per share in 1999 and $0.75 in 1998)                         (693)           (663)
                                                                                ---------       ---------
                                             BALANCE END OF PERIOD                 11,725           9,020

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                      970             268
  Unrealized (losses) gains on securities available for sale,
    net of income taxes and reclassification adjustment                            (1,382)            637
                                                                                ---------       ---------
                                             BALANCE END OF PERIOD                   (412)            905
                                                                                ---------       ---------

                           TOTAL SHAREHOLDERS EQUITY END OF PERIOD              $  36,925       $  33,961
                                                                                =========       =========



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands, except per share data)


                                                                         Three Months Ended        Nine Months Ended
                                                                            September 30             September 30
                                                                            ------------             ------------
                                                                            1999     1998           1999      1998
                                                                         ------------------       ------------------
INTEREST INCOME
  Loans                                                                  $ 5,316     $5,126       $15,725    $14,714
  Investment securities
    Taxable                                                                1,151      1,141         3,453      3,300
    Nontaxable                                                               259        219           720        648
                                                                         -------     ------       -------    -------
                 TOTAL INTEREST ON INVESTMENT SECURITIES                   1,410      1,360         4,173      3,948
  Federal funds sold                                                         252        138           641        344
                                                                         -------     ------       -------    -------
                                   TOTAL INTEREST INCOME                   6,978      6,624        20,539     19,006

Interest expense on deposits                                               3,313      3,226         9,711      9,261
                                                                         -------     ------       -------    -------
                                     NET INTEREST INCOME                   3,665      3,398        10,828      9,745

Provision for loan losses                                                    102        115           294        321
                                                                         -------     ------       -------    -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      3,563      3,283        10,534      9,424

NONINTEREST INCOME
  Trust fees                                                                 108        103           336        309
  Service charges on deposit accounts                                         79         79           244        232
  Other service charges and fees                                             327        269           930        765
  Other                                                                      524        205         1,147        428
  Gain on sale of mortgage loans                                              52         70           246        209
  Net realized (loss) gain on securities available
     for sale                                                                 (4)         2             7         48
                                                                         -------     ------       -------    -------
                                TOTAL NONINTEREST INCOME                   1,086        728         2,910      1,991

NONINTEREST EXPENSE
  Salaries, wages and employee benefits                                    1,717      1,523         4,916      4,271
  Occupancy                                                                  209        185           607        529
  Furniture and equipment                                                    345        306           975        843
  Other                                                                      966        837         2,765      2,243
                                                                         -------     ------       -------    -------
                               TOTAL NONINTEREST EXPENSE                   3,237      2,851         9,263      7,886

                      INCOME BEFORE FEDERAL INCOME TAXES                   1,412      1,160         4,181      3,529
Federal income taxes                                                         379        306         1,132        949
                                                                         -------     ------       -------    -------

                                              NET INCOME                 $ 1,033     $  854       $ 3,049    $ 2,580
                                                                         =======     ======       =======    =======

Net income per share                                                     $  1.15     $ 0.97       $  3.43    $  2.95
                                                                         =======     ======       =======    =======

Cash dividends per share                                                 $  0.26     $ 0.25       $  0.78    $  0.75
                                                                         =======     ======       =======    =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)


                                                                       Three Months Ended       Nine Months Ended
                                                                           September 30           September 30
                                                                           ------------           ------------
                                                                          1999      1998         1999       1998
                                                                        -----------------       ----------------
NET INCOME                                                              $ 1,033   $   854      $ 3,049    $ 2,580
Other comprehensive income before income taxes
  Unrealized (losses) gains on securities available for sale:
         Unrealized holding (losses) gains arising
            during period                                                  (560)      958       (2,087)     1,013
         Reclassification adjustment for realized
            losses (gains) included in net income                             4        (2)          (7)       (48)
                                                                        -------   -------      -------    -------
Comprehensive (loss) income before income
     taxes                                                                 (556)      956       (2,094)       965
         Income tax (benefit) expense related to
            comprehensive income                                           (322)      325         (712)       328
                                                                        -------   -------      -------    -------
OTHER COMPREHENSIVE (LOSS) INCOME                                          (234)      631       (1,382)       637
                                                                        -------   -------      -------    -------
                                 COMPREHENSIVE INCOME                   $   799   $ 1,485      $ 1,667    $ 3,217
                                                                        =======   =======      =======    =======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)                                                            Nine Months Ended
                                                                                     September 30
                                                                                  1999        1998
                                                                                  ----        ----
OPERATING ACTIVITIES
  Interest and fees collected on loans and investments                          $ 20,598    $ 18,807
  Other fees and income received                                                   2,841       1,976
  Interest paid                                                                   (9,737)     (9,262)
  Cash paid to suppliers and employees                                            (8,337)     (7,983)
  Decrease (increase) in loans originated for sale                                 2,828      (1,921)
  Income taxes paid                                                               (1,536)       (971)
                                                                                --------    --------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES                6,657         646

INVESTING ACTIVITIES
  Proceeds from maturities and sales of
    securities available for sale                                                 19,890      25,131
  Proceeds from maturities of securities held to maturity                            786       2,502
  Purchase of securities available for sale                                      (23,380)    (57,450)
  Purchase of securities held to maturity                                           (222)       (260)
  Net increase in loans                                                          (19,078)    (18,950)
  Purchases of equipment and premises                                               (590)       (824)
  Acquisition of branch offices, less cash received                                  ---      37,874
  Acquisition of title company                                                       ---      (1,471)
                                                                                --------    --------
                              NET CASH USED BY INVESTING ACTIVITIES              (22,594)    (13,448)

FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing deposits                          2,045      (1,288)
  Net (decrease) increase in interest bearing deposits                              (912)      5,829
  Cash dividends                                                                    (693)       (663)
  Proceeds from issuance of common stock                                             328         449
                                                                                --------    --------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES                  768       4,327
                                                                                --------    --------

                              DECREASE IN CASH AND CASH EQUIVALENTS              (15,169)     (8,475)

                   Cash and cash equivalents at beginning of period               30,497      28,505
                                                                                --------    --------

                         CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 15,328    $ 20,030
                                                                                ========    ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1998.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 888,499 and 874,625 for the nine month periods ending September 30, 1999 and 1998, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1998 annual report and with the unaudited consolidated financial statements and notes thereto, as set forth on pages 3 through 8 of this report. On June 30, 1999, IBT Title, a wholly owned subsidiary of Isabella Bank and Trust, acquired Mecosta County Abstract and Title Company. The acquisition was accounted for as a purchase and included premises, equipment, and an abstract title plant. The purchase price was less than 1% of the Corporation's assets. The Results of Operations and Changes in Financial Position included in the operating results is from the date of purchase.

                 NINE MONTHS ENDING SEPTEMBER 30, 1999 AND 1998

RESULTS OF OPERATIONS

         Net income equaled $3.05 million for the nine month period ended September 30, 1999, compared to $2.58 million for the same period in 1998, an 18.2% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.02% for the first nine months of 1999 and 0.98% in 1998. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.73% through September 30, 1999 versus 10.78% through September 30, 1998.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------

(Dollars in thousands except per share data)                             Year to Date
                                                                         September 30
                                                                   ------------------------
                                                                     1999            1998
                                                                   ------------------------
         INCOME STATEMENT DATA
            Net interest income                                    $10,828         $9,745
            Provision for loan losses                                  294            321
            Net income                                               3,049          2,580

         PER SHARE DATA
            Net income per common share                            $  3.43         $ 2.95
            Cash dividends per common share                           0.78           0.75

         RATIOS
            Average primary capital to average assets                 9.44%          9.85%
            Net income to average assets                              1.02           0.98
            Net income to average equity                             11.73          10.78

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands)

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


                                                                                 Nine Months Ending
                                                          September 30, 1999                        September 30, 1998
                                                                 Tax          Average                         Tax      Average
                                                   Average    Equivalent       Yield/         Average      Equivalent   Yield/
                                                   Balance     Interest        Rate           Balance       Interest    Rate
                                                   -------     --------        ----           -------       --------    ----
INTEREST EARNING ASSETS
  Loans                                            $251,298     $15,818        8.39%          $225,814     $14,808       8.74%
  Taxable investment securities                      75,881       3,360        5.90             70,755       3,217       6.06
  Nontaxable investment securities                   20,283       1,091        7.17             18,554         982       7.06
  Federal funds sold                                 17,720         641        4.82              8,373         344       5.48
  Other                                               1,826          93        6.79              1,507          83       7.34
                                                   --------     -------        ----           --------     -------       ----
                  Total Earning Assets              367,008      21,003        7.63            325,003      19,434       7.97

NONEARNING ASSETS
  Allowance for loan losses                          (3,127)                                    (2,919)
  Cash and due from banks                            14,114                                     12,596
  Premises and equipment                              8,225                                      6,757
  Accrued income and other assets                    10,891                                      9,485
                                                   --------                                   --------
                  Total Assets                     $397,111                                   $350,922
                                                   ========                                   ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                 $ 56,595       1,027        2.42           $ 45,479         918       2.69
  Savings deposits                                  101,399       2,312        3.04             83,019       2,015       3.24
  Time deposits                                     156,119       6,372        5.44            144,993       6,312       5.80
  Fed funds purchased                                   ---         ---         ---                358          16       5.96
                                                   --------     -------        ----           --------     -------       ----
   Total Interest Bearing Liabilities               314,113       9,711        4.12            273,849       9,261       4.51

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                    43,745                                     41,676
  Other                                               4,583                                      3,474
  Shareholders' equity                               34,670                                     31,923
                                                   --------                                   --------
                  Total Liabilities and Equity     $397,111                                   $350,922
                                                   ========                                   ========
Net interest income (FTE)                                       $11,292                                    $10,173
                                                                =======                                    =======
Net yield on interest earning assets (FTE)                                     4.10%                                     4.17%
                                                                               =====                                     =====

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

                                                    Nine Month Period Ended September 30, 1999
                                                                   Compared to
                                                                September 30, 1998
                                                             Increase (Decrease) Due to
                                                    ------------------------------------------
                                                          Volume        Rate         Net
                                                          ------        ----         ---
CHANGES IN INTEREST INCOME
    Loans                                                  $1,622       $(612)      $1,010
    Taxable investment securities                             229         (86)         143
    Nontaxable investment securities                           93          16          109
    Federal funds sold                                        343         (46)         297
    Other investments                                          17          (7)          10
                                                           ------       -----       ------
         Total changes in interest income                   2,304        (735)       1,569
         Total changes in interest expense                  1,094        (644)         450
                                                           ------       -----       ------
            Net Change in Interest Margin (FTE)            $1,210       $ (91)      $1,119
                                                           ======       =====       ======

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
(Dollars in Thousands)


                                                                             Year to Date
                                                                             September 30
                                                                       --------------------------
                                                                          1999           1998
                                                                          ----           ----
   Summary of changes in allowance for loan losses
      Allowance for loan losses - January 1                            $   2,977       $   2,677
         Loans charged off                                                  (283)           (134)
         Recoveries of previously charged off loans                          218             224
                                                                       ---------       ---------
         Net loans (charged off) recovered                                   (65)             90
      Provision charged to operations                                        294             321
                                                                       ---------       ---------
      Allowance for loan losses - September 30                         $   3,206       $   3,088
                                                                       =========       =========

   Allowance for loan losses as a % of loans                               1.22%           1.30%
                                                                       =========       =========


NONPERFORMING LOANS
-------------------
(Dollars in thousands)
                                                                              September 30
                                                                          1999           1998
                                                                          ----           ----
   Total amount of loans outstanding at the
      end of period                                                    $ 262,893       $ 238,442
                                                                       =========       =========

   Nonaccrual loans                                                    $     373       $     278
   Accruing loans past due 90 days or more                                   617             964
   Restructured loans                                                        ---             ---
                                                                       ---------       ---------
                                                 Total                 $     990       $   1,242
                                                                       =========       =========

   Loans classified as nonperforming as
      a % of outstanding loans                                             0.38%           0.52%
                                                                       =========       =========

   Loans classified as substandard to
   Allowance for loan losses - September 30                               30.88%          40.22%
                                                                       =========       =========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $565,000 in the first nine months of 1999 versus $585,000 for the same period in 1998. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 1999 to the same period in 1998, fully taxable equivalent (FTE) net interest income increased $1.12 million or 11.0%. An increase of 12.9% in average interest earning assets provided $2.3 million of FTE interest income. The majority of this increase was funded by a 14.7% increase in interest bearing deposits, resulting in $1.09 million of additional interest expense. Overall, changes in volume resulted in $1.2 million of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.34%, decreasing FTE interest income by $735,000 and the average rate paid on deposits decreased by 0.39%, decreasing interest expense by $644,000. The decreased interest rates earned and paid reduced FTE net interest income by $91,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.10% during 1999 versus 4.17% in 1998. The 0.07% decrease in the net interest yield was primarily a result of the Corporation's increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth. In addition to increased reliance on these funds, the cost of obtaining these funds has risen in relation to other interest rates. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 66% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 1999 to September 30, 1998, the provision for loan losses was decreased by $27,000 to $294,000. The provision was reduced due to a decrease in nonperforming loans and extremely moderate amount of net charge-offs of $65,000 or 0.03% of average outstanding loans. The provision for loan losses equaled 0.12% of average outstanding loans. Loans classified as nonperforming were 0.38% of gross loans at the end of third quarter 1999 versus 0.52% in 1998. As of September 30, 1999 the allowance for loan losses was $3.2 million or 1.22% of outstanding loans. Based on management's internal analysis, the allowance for loan losses is believed to be adequate as of September 30, 1999.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on sale of mortgage loans sold, and gains and losses on investment securities available for sale. There was a $919,000 increase in fees earned from these sources during the nine months of 1999 when compared to the same period in 1998. Significant individual account changes during this period include a $654,000 increase in revenue generated for the sale of title insurance and related services, a $162,000 increase in overdraft fees, a $77,000 increase in ATM access fees, a $35,000 increase in brokerage commissions, a $27,000 increase in trust income, a $41,000 decrease in gains on the sale of investment securities available for sale, and a $37,000 increase in gains on the sale of mortgage loans.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other noninterest income is a $246,000 gain from the sale of $32.9 million in mortgages through the third quarter of 1999 versus a $209,000 gain on the sale of $33.0 million for the same period in 1998.

NONINTEREST EXPENSE

Noninterest expense increased $1.4 million or 17.5% during the first nine months of 1999 when compared to 1998. Since March 31, 1998 the Corporation purchased three branches from Old Kent Bank, acquired Isabella County Abstract and Title in July 1998, started IBT Loan Production in January 1999, and acquired Mecosta County Title and Abstract in June 1999. These acquisitions have had a significant impact on noninterest expense.

The largest component of noninterest expense is salaries and employee benefits, which increased $645,000 or 15.1%. Salary expenses related to the acquisitions are estimated to equal $415,000. The remaining increase is related to normal merit and promotional salary increases and to increased staffing.

Occupancy and Furniture and equipment expenses increased $210,000 or 15.3% in 1999. Approximately two-thirds of the increase is related to acquisitions. Other significant changes include automatic teller machine operating costs and equipment depreciation related to the installation of the bank's teller terminal computer system. Other operating expenses increased $522,000, a 23.3% increase. The majority of this increase is related to the amortization of acquisition intangibles of $146,000, and $132,000 for the cost of title insurance sold. Printing and office supplies, postage, marketing, and State of Michigan taxes accounted for the majority of the remaining increase.

                    QUARTER ENDED SEPTEMBER 30, 1999 AND 1998

RESULTS OF OPERATIONS

Net income equaled $1.03 million for the third quarter in 1999 compared to $854,000 for the same period in 1998, a 21.0% increase. Return on average assets equaled 1.01% for the third quarter in 1999 compared to 0.92% for the same period in 1998. Return on average equity equaled 11.52% for the third quarter in 1999, versus 10.42% for the third quarter in 1998.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------
(Dollars in thousands except per share data)


                                                               Quarter Ended
                                                                September 30
                                                          ----------------------
                                                            1999          1998
                                                          ----------------------
   INCOME STATEMENT DATA
         Net interest income                                $3,665       $3,398
         Provision for loan losses                             102          115
         Net income                                          1,033          854
   PER SHARE DATA
         Net income per common share                         $1.15        $0.97
         Cash dividends per common share                      0.26         0.25
   RATIOS
         Net income to average assets                         1.01%        0.92%
         Net income to average equity                        11.52        10.42


NET INTEREST INCOME

When comparing net interest income for the third quarter of 1999 to the same period in 1998, a 10.4% increase in average interest-earning assets provided $642,000 of additional FTE interest income. The average rate of interest-earning assets decreased 0.37%, resulting in a $288,000 decrease in FTE interest income. The changes in average balances and the rates earned provided an additional $354,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest-bearing deposits, which increased by 11.2% in 1999. The average cost of these deposits decreased by 0.34%. The changes in the average balances and rate paid on interest-bearing deposits resulted in $89,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $265,000 in the third quarter of 1999 when compared to the same period in 1998.

The Corporation's average assets and net interest income were impacted during the third quarter due to a deposit in July 1999 of $23.0 million. This deposit increased the Corporation's quarterly average assets by $5.75 million and decreased its FTE net interest income yield by 0.06%. Without this deposit, the Corporation's average asset growth would have equaled 8.7% and its interest margin 4.14%.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended September 30, 1999 and 1998, average total loans outstanding increased 8.5%. The allowance for loan losses as a percentage of total outstanding loans was 1.22% as of September 30, 1999 and 1.30% in 1998. During the third quarter of 1999, the Corporation had net charge offs of $31,000. The amount provided for loan losses was $102,000 in 1999 versus $115,000 in 1998. The decrease in the provision was due to a decrease in loans classified as substandard to 0.38% as of September 30, 1999 compared to 0.52% in 1998.

NONINTEREST INCOME

Noninterest income earned in the third quarter of 1999 compared to the same period in 1998, increased $358,000. The most significant change was a $350,000 increase in revenue generated for the sale of title insurance and related services. Other changes include an $18,000 decrease in gains on the sale of loans, and a $41,000 increase in ATM access fees.

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


                                                                                          Quarter Ending
                                                                  September 30, 1999                         September 30, 1998
                                                                        Tax         Average                        Tax       Average
                                                         Average     Equivalent      Yield/          Average    Equivalent    Yield/
                                                         Balance      Interest       Rate            Balance     Interest     Rate
                                                         -------      --------       ----            -------     --------     ----
INTEREST EARNING ASSETS
  Loans                                                  $256,377      $5,346        8.34%           $236,220     $5,164      8.74%
  Taxable investment securities                            75,999       1,119        5.89              73,794      1,113      6.03
  Nontaxable investment securities                         21,632         393        7.27              18,726        345      7.37
  Federal funds sold                                       19,897         252        5.07              10,005        138      5.52
  Other                                                     1,736          32        7.37               1,532         28      7.31
                                                         --------      ------        ----            --------     ------      ----
                  Total Earning Assets                    375,641       7,142        7.61             340,277      6,788      7.98

NONEARNING ASSETS
  Allowance for loan losses                                (3,211)                                     (3,033)
  Cash and due from banks                                  14,909                                      13,676
  Premises and equipment                                    8,939                                       7,612
  Accrued income and other assets                          11,428                                      11,240
                                                         --------                                    --------
                  Total Assets                           $407,706                                    $369,772
                                                         ========                                    ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                       $ 58,481         364        2.49            $ 49,563        330      2.66
  Savings deposits                                        102,514         794        3.10              88,489        711      3.21
  Time deposits                                           159,941       2,157        5.39             150,609      2,185      5.80
                                                         --------      ------        ----            --------     ------      ----
                  Total Interest Bearing Liabilities      320,936       3,315        4.13             288,661      3,226      4.47

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
  Demand deposits                                          45,562                                      44,813
  Other                                                     5,354                                       3,530
  Shareholders' equity                                     35,854                                      32,768
                                                         --------                                    --------
                  Total Liabilities and Equity           $407,706                                    $369,772
                                                         ========                                    ========
Net interest income (FTE)                                              $3,827                                     $3,562
                                                                       ======                                     ======
Net yield on interest earning assets (FTE)                                           4.08%                                    4.19%
                                                                                     =====                                    =====

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


                                                            Quarter Ended September 30, 1999
                                                                       Compared to
                                                                   September  30, 1998
                                                               Increase (Decrease) Due to
                                                               --------------------------
                                                               Volume      Rate      Net
                                                               ------      ----      ---
CHANGES IN INTEREST INCOME
     Loans                                                     $428        $(246)    $182
     Taxable investment securities                               32          (26)       6
     Nontaxable investment securities                            53           (5)      48
     Federal funds sold                                         126          (12)     114
     Other Investments                                            3            1        4
                                                               ----        -----     ----
         Total changes in interest income                       642         (288)     354
         Total changes in interest expense                      297         (208)      89
                                                               ----        -----     ----
         Net Change in Interest Margin (FTE)                   $345        $ (80)    $265
                                                               ====        =====     ====

NONINTEREST EXPENSE

Noninterest expense increased $386,000 during the third quarter of 1999 when compared to 1998. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The previously discussed acquisitions account for $217,000 of the increase in these expenses. Comparing 1999 to 1998, salaries and employee benefits increased $194,000, occupancy expense and furniture and equipment expense increased $63,000, and other operating expenses increased $129,000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1998, total assets increased $3.5 million to $392.2 million. During this period the loan portfolio increased $16.2 million, fed funds sold decreased $15.0 million, and investment securities increased $0.5 million. Changes in funding sources include a $2.0 increase in noninterest bearing deposits, a decrease in interest bearing deposits of $0.9 million and a $2.4 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 1999, cash and cash equivalents as a percentage of total assets equaled 3.9%, versus 7.8% as of December 31, 1998. During the first nine months of 1999, $6.7 million in net cash was provided from operations, and $768,000 was provided by financing activities. Investing activities used $22.6 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $15.2 million decrease in cash and cash equivalents during the first nine months of 1999.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $89.7 million as of September 30, 1999 and $89.5 million as of December 31, 1998. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $2.4 million since December 31, 1998. In conjunction with the acquisition of Mecosta County Abstract and Title Corporation, the Corporation issued 14,014 shares valued at $1.1 million.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, less unamortized acquisition intangible, was 9.3% at September 30, 1999.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 1999:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                   IBT Bancorp
                                                                Actual
                                           Required            09/30/99
                                           --------            --------
         Equity Capital                     4.00%               13.59%
         Secondary Capital*                 4.00                 1.25
         Total Capital                      8.00%               14.84%

  * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

THE YEAR 2000

The year 2000 (Y2K) poses a significant risk to financial institutions because of their reliance on automation to manage information. If an automated computer application failed to work properly, it would be difficult, if not impossible, to conduct business. There are three basic risk areas: (1) application software and hardware, (2) spillover business risk, and (3) systemic. As of September 30, 1999, the management of the Bank believes that it is in compliance with all regulatory Y2K requirements.

APPLICATION SOFTWARE AND HARDWARE

Isabella Bank and Trust relies solely on outside vendors to provide its main operating system. The main operating system processes customer information and internal accounting information. The failure of any one of its components to be year 2000 compliant could result in financial loss and/or the loss of customer and investor confidence. The Bank has assessed each component of its information systems. The various hardware and software components were risk rated for year 2000 compliance risk as either high, moderate or low. The ratings were based on management's assessment as to the importance of a system in performing its mission critical functions. Systems and applications that were rated as a high risk include the AS 400, NCR sorter and reader, bank application software, and trust services software. As of September 30, 1999, these systems have been upgraded, tested, and validated for year 2000 compliance.

Systems that are not mission critical or which have functions which can be done manually were risk rated as either low or moderate and include ATM systems, ACH software, loan and deposit documentation software, and personal computers and their related software. These systems have been upgraded, tested, and validated for year 2000 compliance.

SPILLOVER BUSINESS RISK

Many of the Bank's loan customers and suppliers utilize computers in their day to day operations. Failure of customers or suppliers to make the necessary adjustments could lead to a loss of business and loss of asset value and could create risk for the Bank. Management has reviewed its list of customers and suppliers to identify those who, based on their products or services, are most likely to have year 2000 compliance issues. These customers and providers were individually contacted to assess their current state of readiness. The Bank will continue to monitor progress of customers and suppliers that it identified as having a material year 2000 compliance risk.

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

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are based on management's current expectation regarding economic, legislative and regulatory issues that may impact the Corporation's earnings in future periods. Factors that could cause future results to vary from current management's expectations include, but are not limited to general economic conditions: changes in accounting principles, policies or guidelines; changes in legislation and regulation; changes in the ability of the Corporation, its vendors and customers to respond effectively to the year 2000 issue; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation's operations, pricing, products and services.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 1999. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.


Quantitative Disclosures of Market Risk


                                                                    September 30                                          Fair Value
                                        --------------------------------------------------------------------------------------------
                                            2000       2001       2002        2003        2004   Thereafter     Total      09/30/99
                                        --------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets            $     0       ---        ---         ---        ---        ---     $      0      $      0
    Average interest rates                    0.00%      ---        ---         ---        ---        ---         0.00%
  Fixed interest rate securities           $25,117    $18,406    $18,984     $15,044    $ 8,739    $10,291    $ 96,581      $ 96,601
    Average interest rates                    5.63%      5.84%      5.57%       5.65%      5.77%      6.33%       5.75%
  Fixed interest rate loans                $74,190    $53,468    $47,724     $26,659    $35,213    $10,070    $247,324      $247,842
    Average interest rates                    8.00%      8.10%      7.79%       7.96%      7.61%      7.66%       7.91%
  Variable interest rate loans             $13,442    $ 1,768    $   306     $    53       ---        ---     $ 15,569      $ 15,569
    Average interest rates                   10.00%     10.37%      8.69%       8.52%      ---        ---        10.01%

Rate sensitive liabilities
  Savings and NOW accounts                 $80,122    $13,238    $10,509     $ 7,721    $ 7,713    $30,050    $149,353      $149,353
    Average interest rates                    3.50%      2.15%      2.15%       2.15%      2.15%      2.15%       2.87%
  Fixed interest rate time deposits        $83,211    $20,191    $22,946     $13,123    $12,822    $     5    $152,298      $152,341
    Average interest rates                    5.01%      5.58%      6.23%       5.97%      5.47%      5.34%       5.39%
  Variable interest rate time deposits     $   670    $   449    $     9        ---        ---        ---     $  1,128      $  1,128
    Average interest rates                    4.96%      4.96%      4.96%       ---        ---        ---         4.96%


Quantitative Disclosures of Market Risk

                                                                    September 30                                          Fair Value
                                        --------------------------------------------------------------------------------------------
                                            1999       2000       2001        2002        2003   Thereafter     Total       09/30/98
                                        --------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets            $ 9,800        ---        ---         ---        ---        ---     $  9,800     $  9,800
    Average interest rates                    5.45%       ---        ---         ---        ---        ---         5.45%
  Fixed interest rate securities           $ 9,553     $25,742    $17,966     $16,290    $ 8,020    $17,822    $ 95,393     $ 95,508
    Average interest rates                    5.33%       5.87%      5.90%       5.85%      5.95%      6.63%       5.77%
  Fixed interest rate loans                $69,937     $48,029    $52,191     $19,450    $23,707    $ 9,592    $222,906     $226,227
    Average interest rates                    8.46%       8.37%      8.09%       8.27%      7.98%      7.58%       8.25%
  Variable interest rate loans             $12,179     $ 2,308    $   714     $   235       ---     $   100    $ 15,536     $ 15,536
    Average interest rates                    9.02%      10.17%      9.60%      10.15%      ---        8.12%       9.29%

Rate sensitive liabilities
  Savings and NOW accounts                 $59,103     $15,856    $12,736     $10,774    $ 9,931    $29,683    $138,083     $138,083
    Average interest rates                    3.60%       2.56%      2.56%       2.54%      2.54%      2.67%       3.02%
  Fixed interest rate time deposits        $89,032     $19,898    $11,639     $16,202    $11,006    $   129    $147,906     $147,337
    Average interest rates                    5.50%       6.05%      6.08%       6.62%      6.07%      6.50%       5.79%
  Variable interest rate time deposits     $   762     $   303    $     5        ---        ---        ---     $  1,070     $  1,070
    Average interest rates                    5.29%       5.29%      5.29%       ---        ---        ---         5.29%

                           PART II - OTHER INFORMATION


Item 6          EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit 27 - Financial Data Schedule
        (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IBT Bancorp, Inc.
                             -----------------------



Date:   11-9-99                     /s/David W. Hole
     ----------------------------   --------------------------------------------

                                    David W. Hole, President/CEO



                                    /s/Dennis P. Angner
                                    --------------------------------------------
                                    Dennis P. Angner, Treasurer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO                    DESCRIPTION
----------                    -----------

EX 27                         FINANCIAL DATA SCHEDULE