Form 10-K405
period 1999-12-31
IBT BANCORP INC /MI/
filed 2000-03-22
CIK 842517

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 1999
                          -----------------
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to
                              -----------------    ----------------
Commission File Number:      0-18415
                       --------------------------------------------------------
                                IBT BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                  38-2830092
-------------------------------                 ----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  identification No.)

             200 East Broadway Street, Mt. Pleasant, Michigan 48858
-------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (517) 772-9471
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
         Title of each class         Name of each exchange on which registered

-----------------------------        -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock - $0.00 Par Value
------------------------------------------------------------------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89,309,000 as of March 3, 2000.

The number of shares outstanding of the registrant's Common Stock ($6 par value) was 2,976,975 as of March 3, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                          Part of Form 10-K Incorporated into
         ---------                          -----------------------------------
IBT Bancorp, Inc. Proxy Statement
  for its Annual Meeting of                 Part III
  Shareholders to be held
  April 18, 2000

                                     PART I

ITEM 1.  BUSINESS
GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered bank holding company incorporated under Michigan law in September 1988. The Corporation has three subsidiaries: Isabella Bank and Trust, IBT Financial Services, and IBT Loan Production. Isabella Bank and Trust has two wholly owned subsidiaries, IBT Agency and IBT Title. Its principal subsidiary, Isabella Bank and Trust has fifteen banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. IBT Financial Services is a full service retail brokerage offering stocks, bonds and mutual funds to individuals. IBT Agency is authorized to sell life insurance, casualty insurance, and fixed and variable annuities. IBT Title provides title insurance, abstract searches, and closes loans in Isabella County and Mecosta County. IBT Loan Production originates residential real estate mortgages. Its principle products are 15 and 30 year fixed rate loans. All loans originated are sold with servicing to Isabella Bank and Trust. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 24,000. Central Michigan University, with enrollment of 18,000 students, is the area's largest employer and provides a stable source of employment and income. Mount Pleasant, as a result of having a large state supported university within its boundaries and being centrally located between 4 cities of similar size, has a sizable retail shopping industry. Mt. Pleasant is also the base for the state's oil and gas production; Michigan is the 12th largest producer of oil and gas in the United States. Other economic activity in Isabella County includes farming, light industrial manufacturing and gaming at the Saginaw Chippewa Indian Tribe Reservation. The area's unemployment rate is approximately 1.9% and the average household income is $34,500.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank and focuses on providing high-quality, personalized service at a fair price. Based on deposits maintained by all financial institutions, the Bank's market share exceeded 50% of the total for Isabella County in both 1999 and 1998. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and charge card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bond, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The Bank limits lending activity to its local market and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and no corporate debt securities. The general lending philosophy of the Bank is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Bank's loan portfolio, as of December 31, 1999.

LOANS BY MAJOR LENDING CATEGORY
  (in thousands)



                                                                          Amount                 %
                                                                          ------                ---

Real Estate
         One to four family residential                                  $127,115              46.0
         Commercial and other                                              62,897              22.7
         Construction & land development                                   17,525               6.3
                                                                        ---------            ------
                                    Total Real Estate                     207,537              75.0

Commercial
         Farmland & agricultural production                                10,885               3.9
         State and political subdivisions                                   4,272               1.5
         Commercial and other                                              28,650              10.4
                                                                        ---------             -----
                                    Total Commercial                       43,807              15.8

Personal
         Credit cards                                                       2,023               0.7
         Other                                                             23,355               8.5
                                                                        ---------            ------
                                    Total Personal                         25,378               9.2
                                                                        ---------            ------
                                    TOTAL                                $276,722             100.0
                                                                        =========            ======


First and second residential mortgages are the single largest category of loans (46.0% of total loans). The Bank offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgement about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. The Corporation has a policy that these loans may not exceed 5% of its total assets.

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

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial loans equaled 15.8% of the Bank's loan portfolio at December 31, 1999. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Bank minimizes its risk by generally limiting the amount of loans to any one borrower to $3.5 million. Borrowers with credit needs of more than $3.5 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Bank may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Bank requires annual financial statements, prepares cash flow analysis, and reviews credit reports. All commercial loan requests require the approval of two senior loan officers if the amount exceeds $200,000. Loan requests in excess of $200,000 require the approval of either the Bank's Board of Directors or its loan committee.

Consumer loans granted by the Bank include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. The Bank does not offer revolving home equity loans nor does it purchase dealer paper. Loan amortization is generally for a period of up to 5 years; except home improvement loans, which are amortized for up to 10 years. The Bank places underwriting emphasis on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold in the secondary market. All student loans are sold in the secondary market upon reaching a payout status.

SUPERVISION AND REGULATION

The Corporation is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it. (See Regulation below.)

Isabella Bank is chartered by the State of Michigan. The Bank is a member of the Federal Reserve System, its deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, and is a member of the Federal Home Loan Bank of Indianapolis. The Bank and IBT Loan Production are supervised and regulated by the Financial Institutions Bureau of the State of Michigan and the Federal Reserve Board. (See Regulation below)

IBT Financial Services, Inc., is a broker-dealer, registered and subject to regulation by the Securities and Exchange Commission under federal securities laws. This subsidiary is also subject to regulation under state securities laws.

The Bank's non-banking subsidiaries, IBT Agency and IBT Title, are licensed insurance agencies and are subject to regulation by the Michigan Insurance Bureau.

PERSONNEL

As of December 31, 1999, the Corporation had one full-time employee, the Bank had 180 full-time equivalent employees, IBT Financial Services had four full-time employees, IBT Agency has a dual employee arrangement with IBT Financial Services, IBT Title had fourteen full-time equivalent employees, and IBT Loan Production had two full-time employees. The Corporation and the Bank provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and law suits in which the Bank is periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incident to the Bank's business. However, neither the Corporation nor the Bank is involved in any material pending litigation.

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and the earnings of the Bank are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Treasury securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the Bank cannot be predicted.

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

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 23 and "Note I - Commitments and Other Matters" and "Note K - Regulatory Capital Matters" on pages 44, 45, and 46, respectively.

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

ITEM 2. PROPERTIES
The Corporation's offices are located in the main office building of the Bank. The Bank owns and operates 15 facilities and leases one. IBT Title owns one facility. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 1999.





                                                   Year            Approximate             Net
                                                 Facility             Square            Book Value
                                                 Opened              Footage           12/31/99 (1)
                                                 --------        ----------------      ------------

Isabella Bank and Trust
  Main Office
  200 East Broadway (2)
  Mt. Pleasant, Michigan                         1903                  27,640            $213,401

Main Office Extension
  Customer Service Center
  139 East Broadway
  Mt. Pleasant, Michigan                         1985                  16,736             498,266

Isabella County Branch Offices
  1416 East Pickard (3)
  Mt. Pleasant, Michigan                         1983                   1,450             504,013

  2133 South Mission (6)
  Mt. Pleasant, Michigan                         1976                   1,560             397,702

  200 South University (4)
  Mt. Pleasant, Michigan                         1964                   1,795              58,905

  1402 West High
  Mt. Pleasant, Michigan                         1973                   2,150              49,734

  401 East Main Street (5)
  Blanchard, Michigan                            1911                   6,561              14,562

  500 East Wright Avenue
  Shepherd, Michigan                             1980                   1,830             184,194

  3388 N. Woodruff Road
  Weidman, Michigan                              1975                   5,400              73,987




                                                   Year                                     Net
                                                 Facility          Approximate           Book Value
                                                 Opened            Sq. Footage           12/31/99 (1)
                                                 --------        ---------------         ------------


  1867 Winn Road
  Beal City, Michigan                            1977                   1,100             $50,548

Montcalm County Branch Office
  313 W. Bridge Street (6)
  Six Lakes, Michigan                            1966                   1,527             421,267

Clare County Branch Offices
  532 N. McEwan Street
  Clare, Michigan                                1993                   7,300             387,119

  1125 N. McEwan Street
  Clare, Michigan                                1997                     525             415,253

Mecosta County Branch Offices
  220 W. Wheatland Street
  Remus, Michigan                                1998                   4,273             313,184

  240 E. Northern Avenue
  Barryton, Michigan                             1998                   4,273             257,337

  8529 - 100th Avenue
  Stanwood, Michigan                             1998                   2,665              22,687

IBT Title
  209 E. Broadway
  Mt. Pleasant, Michigan                         1998                   2,640             225,556


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted during the fourth quarter of 1999 to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on April 18, 2000.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:


                                                                           YEARS OF
     NAME                  AGE                     POSITION                SERVICE
     ----                  ---                     --------                -------

David W. Hole               62                   President and CEO            40
Mary Ann Breuer             60                   Secretary                    40
Dennis P. Angner            44                   Treasurer                    16


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 1998 through December 31, 1999 there were, so far as management knows, 78 sales of the Corporation's common stock. These sales involved 58,807 shares, as adjusted for a 3.3 for 1 stock split declared in December 1999 paid in February 2000. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $27.27 per share in both the third and fourth quarters of 1999, and the lowest price was $17.91 per share in the first quarter of 1998. The following is a summary of all known transfers since January 1, 1998. All of the information has been adjusted to reflect the stock dividend referred to above.



                                                  Number of          Number of             Low                 High
                                Date                Sales             Shares               Bid                 Bid
                                ----              ---------          ---------             ---                 ----

                                1998
                       First Quarter                  3                 743              $17.91              $17.91
                      Second Quarter                  5               7,039               21.82               21.82
                       Third Quarter                 11               7,187               21.82               23.33
                      Fourth Quarter                  7               2,904               23.33               23.33

                                1999
                       First Quarter                 12              27,430              $23.33              $24.85
                      Second Quarter                  7               4,376               23.79               25.76
                       Third Quarter                 18               4,704               24.24               27.27
                      Fourth Quarter                 15               3,704               27.27               27.27


The following table sets forth the cash dividends paid for the following quarters, adjusted for the 3.3 for 1 stock split.



                                                                       1999                1998
                                                                       ----                ----
                       First Quarter                                  $0.08               $0.08
                      Second Quarter                                   0.08                0.08
                       Third Quarter                                   0.08                0.08
                      Fourth Quarter                                   0.26                0.23
                                                                      -----               -----
                                                  TOTAL               $0.50               $0.47
                                                                      =====               =====



IBT Bancorp's authorized common stock consists of 4,000,000 shares, of which 2,976,436 shares are issued and outstanding as of December 31, 1999 (as adjusted for the stock split paid February 18, 2000). As of year end 1999, there were 895 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (Dollars in thousands except per share data)



                                                 1999              1998              1997            1996               1995
                                                 ----              ----              ----            ----               ----

INCOME STATEMENT DATA
  Total interest income                        $27,501          $ 25,799         $ 22,730          $ 21,698         $ 19,852
  Net interest income                           14,603            13,317           12,196            11,741           10,855
  Provision for loan losses                        309               321              386               500              475
  Net income                                     4,051             3,634            3,609             3,340            2,958

BALANCE SHEET DATA
  End of year assets                          $402,018          $388,783         $318,731          $298,742         $281,505
  Daily average assets                         397,194           358,207          303,088           289,308          265,860
  Daily average deposits                       356,596           322,297          270,311           259,240          238,761
  Daily average loans/net                      252,755           226,997          213,757           196,783          177,109
  Daily average equity                          35,356            32,349           29,591            26,954           24,313

PER SHARE DATA (1)
  Net income                                     $1.38            $ 1.26          $  1.26           $  1.18          $  1.06
  Cash dividends                                  0.50              0.47             0.45              0.42             0.36
  Book value (at year end)                       12.32             11.87            10.76              9.85             9.19

FINANCIAL RATIOS
  Shareholders' equity to assets                  9.12%             8.88%            9.71%             9.37%            9.17%
  Net income to average equity                   11.46             11.23            12.20             12.39            12.17
  Cash dividend payout to net income             36.24             37.64            35.38             35.60            34.27
  Net income to average assets                    1.02              1.01             1.19              1.15             1.11


(1) Retroactively restated for the 3.3 for 1 stock split declared on December 14, 1999, paid February 18, 2000.

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




                                                    1999                           1998                           1997
                                      ------------------------------  ----------------------------  ------------------------------
                                                     Tax    Average                Tax     Average                Tax      Average
                                      Average    Equivalent  Yield/   Average   Equivalent  Yield/  Average    Equivalent   Yield/
                                      Balance      Interest  Rate     Balance    Interest   Rate    Balance     Interest     Rate
                                      -------    ----------  ----     -------    --------   ----    -------     --------     ----

INTEREST EARNING ASSETS
  Loans                               $255,907     $21,486   8.40%   $229,966    $20,112   8.75%      $216,612     $18,865    8.71%
  Taxable investment securities         73,997       4,363   5.90      71,104      4,305   6.05         42,438       2,688    6.33
  Nontaxable investment securities      21,118       1,494   7.07      18,677      1,318   7.06         14,053         967    6.88
  Federal funds sold                    13,679         662   4.84       9,828        520   5.29          9,700         524    5.40
  Other                                  1,804         125   6.93       1,610        117   7.27          1,441         108    7.49
                                      --------     -------   ----    --------    -------   ----       --------     -------    ----
            TOTAL EARNING ASSETS       366,505      28,130   7.68     331,185     26,372   7.96        284,244      23,152    8.15

NONEARNING ASSETS
  Allowance for loan losses             (3,152)                        (2,969)                          (2,855)
  Cash and due from banks               14,480                         12,984                           10,380
  Premises and equipment                 8,395                          7,044                            5,727
  Accrued income and other assets       10,966                          9,963                            5,592
                                      --------                       --------                         --------
                    TOTAL ASSETS      $397,194                       $358,207                         $303,088
                                      ========                       ========                         ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits     $55,797       1,343   2.41    $ 47,364      1,259    2.66      $ 38,875       1,044    2.69
  Savings deposits                     100,988       3,085   3.05      85,541      2,738    3.20        70,517       2,291    3.25
  Time deposits                        155,212       8,440   5.44     146,143      8,469    5.80       122,525       7,199    5.88
  Federal funds purchased                  543          30   5.52         274         16    5.84          ---         ---     ---
                                      --------     -------   ----    --------     ------    ----      --------     -------  ------
TOTAL INTEREST BEARING LIABILITIES     312,540      12,898   4.13     279,322     12,482    4.47       231,917      10,534    4.54

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                       44,599                         42,975                           38,394
  Other                                  4,699                          3,561                            3,186
  Shareholders' equity                  35,356                         32,349                           29,591
                                      --------                       --------                         --------
       TOTAL LIABILITIES AND EQUITY   $397,194                       $358,207                         $303,088
                                      ========                       ========                         ========
NET INTEREST INCOME (FTE)
                                                   $15,232                       $13,890                           $12,618
                                                   =======                       =======                           =======
NET YIELD ON INTEREST EARNING ASSETS (FTE)                   4.16%                          4.19%                             4.44%
                                                             =====                          =====                             =====


RESULTS OF OPERATIONS

The Corporation achieved record net income for the thirteenth consecutive year in 1999 with earnings of $4,051,000, versus $3,634,000 in 1998. Earnings per share was $1.38, an increase of $0.12 from 1998 and 1997.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.02% in 1999, 1.01% in 1998, and 1.19% in 1997. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 11.46% in 1999, 11.23% in 1998, and 12.20% in 1997.

The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 31, 1998. The purchase included approximately $43.1 million in deposits and $233,000 in loans. IBT Title, a wholly owned subsidiary of Isabella Bank and Trust, acquired Isabella County Abstract Company on July 31, 1998 and Mecosta County Abstract and Title on June 30, 1999. The acquisitions included premises, equipment, and abstract title plants. The purchase prices were less than 1% of the Corporation's assets. The Results of Operations and Changes in Financial Position include the operating results from the dates of purchase.

NET INTEREST INCOME

The Corporation derives the majority of its income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities, and market interest rates. Management exerts some control over these factors however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $789,000 in 1999; $879,000 in 1998; and $599,000 in 1997. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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



                                                        1999 Compared to 1998                     1998 Compared to 1997
                                                      Increase (Decrease) Due to                Increase (Decrease) Due to
                                                   --------------------------------           ------------------------------
                                                   Volume         Rate          Net           Volume        Rate         Net
                                                   ------         ----          ---           ------        ----         ---
CHANGES IN INTEREST INCOME
     Loans                                          $2,202       $(828)       $1,374           $1,168       $  79     $1,247
     Taxable investment securities                     172        (114)           58            1,740        (123)     1,617
     Nontaxable investment securities                  173           3           176              326          25        351
     Federal funds sold                                189         (47)          142                7         (11)        (4)
     Other                                              14          (6)            8               12          (3)         9
                                                    ------       -----        ------           ------       -----     ------
          TOTAL CHANGES IN INTEREST INCOME           2,750        (992)        1,758            3,253         (33)     3,220

CHANGES IN INTEREST EXPENSE
     Interest bearing demand deposits                  210        (126)           84              226         (11)       215
     Savings deposits                                  476        (129)          347              481         (34)       447
     Time deposits                                     509        (538)          (29)           1,370        (100)     1,270
     Federal funds purchased                            15          (1)           14               16          --         16
                                                    ------       -----        ------           ------       -----     ------
         TOTAL CHANGES IN INTEREST EXPENSE           1,210        (794)          416            2,093        (145)     1,948
                                                    ------       -----        ------           ------       -----     ------
  NET CHANGE IN FTE NET INTEREST INCOME             $1,540       $(198)       $1,342           $1,160       $ 112     $1,272
                                                    ======       ======       ======           ======       =====     ======


As shown in Tables 1 and 2, when comparing year ending December 31, 1999 to 1998, fully taxable equivalent (FTE) net interest income increased $1.34 million or 9.7%. An increase of 10.7% in average interest earning assets provided $2.75 million of FTE interest income. The majority of this growth was funded by a 11.9% increase in interest bearing deposits, resulting in $1.21 million of additional interest expense. Overall, changes in volume resulted in $1.54 million in additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.28%, decreasing FTE interest income by $992,000, and the average rate paid on deposits decreased by 0.34%, decreasing interest expense by $794,000 The net change related to interest rates earned and paid was a $198,000 decrease in FTE net interest income.

The Corporation's FTE net yield as a percentage of average assets declined 0.03% to 4.16% in 1999. A $90,000 decrease in loan fees included in interest income accounted for 0.02% of the decline. Other factors affecting the Corporation's net interest margin are the increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth, and intense rate competition for new commercial and installment loans. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue and for rates charged for loans in relation to deposit costs to continue declining.

Net interest income increased $1.27 million to $13.9 million in 1998 from $12.6 million in 1997. As shown in Tables 1 and 2, in 1998 (FTE) interest income increased $3.25 million, from a 16.5% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 20.4% increase in interest bearing deposits that resulted in additional interest expense of $2.09 million. Overall, the Corporation earned an additional $1.16 million in FTE interest income as a result of volume. The average rate earned in 1998 decreased by 0.19%, decreasing FTE interest income by $33,000 and the average rate paid on deposits decreased by 0.07%, decreasing interest expense by $145,000. The net result of the lower interest rates earned and paid increased FTE net interest income by $112,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.19% during 1998 versus 4.44% in 1997. The 0.25% decrease in the net interest yield was primarily a result of the Bank's purchase of the Old Kent branches. The net proceeds (due to the assumption of the deposit liabilities) were invested in investment securities. The overall net FTE interest yield on these additional funds was approximately 2.20%, and lowered the yield by an estimated 0.18% in 1999.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 77.8% of the Corporation's total year end deposits, and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, both the Board of Directors and senior management spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential future losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 12.2% in 1999 and 13.6% in 1998. The provision for loan losses in 1999 was $309,000, a $12,000 decrease from 1998 and a $77,000 decrease from 1997. The allowance for loan losses as a percentage of total outstanding loans at year end 1999 was 1.16% compared to 1.21% at December 31, 1998. The Corporation's net charged off loans as a percentage of average loans was 0.03% in 1999 and 0.01% in 1998. The provision was reduced in 1999 due to a decrease in nonperforming loans, as shown in Table 4, and an extremely moderate amount of net charged off loans of $76,000.

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




                                                                                  December 31


                                                      1999            1998           1997            1996            1995
                                                      ----            ----           ----            ----            ----
Amount of loans outstanding
  at the end of year                                $276,722        $246,708        $217,249       $215,455        $185,996
                                                    ========        ========        ========       ========        ========
Average amount of gross loans
  outstanding for the year                          $255,907        $229,966        $216,612       $199,277        $179,355
                                                    ========        ========        ========       ========        ========
Summary of changes in allowance
  Allowance for loan losses - January 1             $  2,977          $2,677        $  2,621       $  2,248        $  2,083
    Loans charged off
      Commercial and agricultural                         93              42             230            166             334
      Real estate mortgage                                62              70             181             36               4
      Personal                                           208             152             164            173             161
                                                    --------        --------        --------       --------        --------
                    TOTAL LOANS CHARGED OFF              363             264             575            375             499
    Recoveries
      Commercial and agricultural                         57             128             124            146             109
      Real estate mortgage                                92              13               2            ---             ---
      Personal                                           138             102             119            102              80
                                                    --------        --------        --------       --------        --------
                                TOTAL RECOVERIES         287             243             245            248             189
                                                    --------        --------        --------       --------        --------
    Net charge offs                                       76              21             330            127             310
    Provision charged to income                          309             321             386            500             475
                                                    --------        --------        --------       --------        --------
ALLOWANCE FOR LOAN LOSSES - DECEMBER 31             $  3,210        $  2,977        $  2,677       $  2,621        $  2,248
                                                    ========        ========        ========       ========        ========

  Ratio of net charge offs during the
    year to average loans outstanding                  0.03%           0.01%           0.15%          0.06%           0.17%
                                                       =====           =====           =====          =====           =====
  Ratio of the allowance for loan losses
    to loans outstanding at year end                   1.16%           1.21%           1.23%          1.22%           1.21%
                                                       =====           =====           =====          =====           =====





As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 1999 and 1998 equaled 0.28% and 0.38% of total loans, respectively. The Bank's policy, including a loan considered impaired under SFAS No. 118, is to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, it is determined that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                          TABLE 4. NONPERFORMING LOANS
                             (Dollars in thousands)

The following loans are all the credits which require classification for state or federal regulatory purposes.



                                                                                       December 31
                                                         1999            1998            1997           1996             1995
                                                         ----            ----            ----           ----             ----

Nonaccrual loans                                        $279            $ 99             $292           $---             $262
Accruing loans past due 90 days or more                  505             847              235            441              590
Restructured loans                                       ---             ---              ---            107              ---
                                                        -----           -----            -----          -----            -----
               TOTAL NONPERFORMING LOANS                $784            $946             $527           $548             $852
                                                        =====           =====            =====          =====            =====



As of December 31, 1999, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 1999. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 57.1% to commercial and agricultural loans; 24.5% to real estate loans; 14.1% to installment loans; and 4.3% unallocated. When analyzing the adequacy of the allowance for loan losses at December 31, 1999, management reclassified commercial installment loans from the installment category to the commercial category, resulting in a shift of allocated allowance from installment to commercial and agricultural loans. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:


                                                                           December 31

                                     1999                 1998                 1997                 1996                 1995
                             -------------------  -------------------  -------------------  -------------------- -------------------
                                       % of Each            % of Each            % of Each             % of Each           % of Each
                                        Category             Category             Category             Category             Category
                             Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
                              Amount     Loans     Amount     Loans     Amount     Loans     Amount      Loans     Amount    Loans
                             --------- --------- ---------- ---------  --------- ---------  ---------  --------- ---------- --------
Commercial and agricultural   $1,832     17.4%     $1,014     18.2%     $1,093     17.0%     $1,110      18.6%     $1,079     18.1%
Real estate mortgage             788     67.9         864     67.1         584     66.0         384      64.0         278     62.2
Installment                      452     14.7         869     14.7         782     17.0         928      17.4         707     19.7
Impaired loans                   ---      ---         ---      ---         ---      ---         ---       ---           5      ---
Unallocated                      138      ---         230      ---         218      ---         199       ---         179      ---
                              ------   ------      ------    ------     ------   ------      ------    ------      ------    ------

               TOTAL          $3,210    100.0%     $2,977     100.0%     2,677    100.0%    $22,621     100.0%     $2,248    100.0%
                              ======   ======      ======    ======     ======   ======     =======    ======      ======    ======


NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. There was an $893,000 increase in fees earned from these sources during 1999. Significant changes during 1999 include a $670,000 increase in the sale of title insurance and related services, a $101,000 increase in ATM access fees, a $42,000 increase in brokerage commissions, a $35,000 increase in overdraft fees, a $64,000 increase in mortgage servicing fees, a $68,000 decline in gains on the sale of real estate mortgages, and a $37,000 decline in gains on the sale of investment securities available for sale.

Included in noninterest income is a $277,000 gain from the sale of $35.8 million in mortgages during 1999 versus a $345,000 gain on the sale of $55.8 million for 1998. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 1999, most 15 and 30 year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained.

Noninterest income increased $851,000 or 40.5% in 1998 when compared to 1997. Significant changes in 1998 include $318,000 of revenue from IBT Title, a $49,000 increase in brokerage commissions, a $38,000 increase in trust fees, a $64,000 increase in gains on the sale of investment securities available for sale, and a $214,000 increase in the gain on the sale of mortgage loans.

NONINTEREST EXPENSES

Noninterest expense increased $1.66 million or 15.1% during 1999. The dollar amount and percent of increase, but not the overall operating efficiency of the Corporation were significantly impacted by the acquisition of the Old Kent branches in March 1998, Isabella County Abstract in July 1998, and Mecosta County Abstract in July 1999. Net noninterest expense less noninterest income divided by average total assets equalled 2.20% in 1999, 2.23% in 1998, and 2.21% in 1997.

The largest component of noninterest expense is salaries and employee benefits, which increased $620,000 or 10.3%. Salary expenses related to the acquisitions are estimated to equal $300,000. The remaining increase is related to normal merit and promotional salary increases and additional staffing.

Occupancy and furniture and equipment expenses increased $301,000 or 16.4% in 1999. Approximately half of the increase is related to depreciation, service contracts, and computer costs related to the installation of a teller terminal system late in 1998. Other significant increases include property taxes and utilities related to the aforementioned acquisitions. All other operating expenses increased $734,000, a 23.6% increase. The amortization of acquisition intangibles accounted for $142,000 of the increase. Telephone, consultant fees, donations, printing and office supplies, marketing, and educational expenses accounted for the majority of the remaining increase.

Noninterest expense increased $2.13 million or 24.2% in 1998. The additional expenses related to the 1998 acquisition was approximately $1.3 million. During 1998, salaries and benefits increased $1.15 million, occupancy and furniture and equipment expenses increased $288,000 and all other operating expenses increased $691,000.

FEDERAL INCOME TAXES

Federal income tax expense for 1999 was $1.49 million or 26.9% of pre-tax income compared to $1.37 million or 27.4% of pre-tax income in 1998 and $1.49 million or 29.2% in 1997. The decrease in income tax expense as a percentage of income in 1999 is attributable to an increase in non taxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note E, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF CONDITION

Total assets were $402.0 million at December 31, 1999, an increase of $13.2 million or 3.4% over year end 1998. Asset growth was primarily funded by a $5.6 million increase in deposits, a $5.0 million increase in federal funds borrowing, and a $2.2 million increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 1999, the Corporation's net holding of investment securities decreased $6.4 million. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, U.S. Agencies, and restricted securities. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO
                             (Dollars in thousands)

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:



                                                                                       December 31
                                                                       1999             1998             1997
                                                                       ----             ----             ----
       Available for sale
         U.S. Treasury and U.S. government agencies                   $52,151           $59,630         $42,682
         States and political subdivisions                             30,677            27,842          14,709
         Commercial paper                                               ---               2,014           ---
                                                                      -------           -------         -------
                                                   TOTAL              $82,828           $89,486         $57,391
                                                                      =======           =======         =======


       Held to maturity
         U.S. Treasury and U.S. government agencies                    $  656            $1,425          $3,306
         States and political subdivisions                              4,430             3,509           2,388
         Restricted securities                                          1,736             1,614           1,466
                                                                       ------            ------          ------
                                                  TOTAL                $6,822            $6,548          $7,160
                                                                       ======            ======          ======


Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. government agency securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity. Restricted securities consist solely of Federal Reserve Bank and Federal Home Loan Bank stock, which have no contractual maturity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, collateralized mortgage obligations, zero coupon bonds, nongovernment agency asset backed securities, and structured notes.

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 1999. The weighted average interest rates have been computed on a fully taxable equivalent basis, based on amortized cost. The rates shown on securities issued by states and political subdivisions are stated on a taxable equivalent basis using a 34% tax rate.

TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE
         YIELDS
                             (Dollars in thousands)






                                                                               Maturing
                                   -----------------------------------------------------------------------------------------------
                                     After Ten                 After One                After Five
                                     Years But                 Years But                 Years But
                                       Within                    Within                    Within              Investments with no
                                      One Year                 Five Years                Ten Years            contractual maturity
                                   Amount   Yield           Amount     Yield          Amount    Yield           Amount    Yield
                                   ------   -----           ------     -----          ------    -----           ------    -----
Available for sale
  U.S. Treasury and U.S.
    government agencies           $10,971      5.83%        $40,178      5.83%        $1,002       6.06%          $ ---      ---%
  States and political
    subdivisions                    2,665      6.58          18,211      6.58          8,886       7.17             915     6.40
                                  -------      -----        -------      -----        ------       -----           ----     -----
                       TOTAL      $13,636      5.98%        $58,389      6.06%        $9,888       7.06%           $915     6.40%
                                  =======      =====        =======      =====        ======       =====           ====     =====


Held to maturity
  U.S. Treasury and U.S
    government agencies            $  308      5.48%         $  293      6.31%          $ 56       7.52%          $ ---      ---%
  States and political
    subdivisions                    2,400      6.09           1,865      7.51            164       7.58             ---      ---
  Restricted securities               ---       ---             ---       ---                       ---           1,736     7.46
                                   ------      -----         ------      -----          ----       -----         ------     -----
                       TOTAL       $2,708      6.02%         $2,158      7.35%          $220       7.56%         $1,736     7.46%
                                   ======      =====         ======      =====          ====       =====         ======     =====


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

                             TABLE 8. LOAN PORTFOLIO
                             (Dollars in thousands)



                                                                               December 31
                                                   1999            1998           1997            1996            1995
                                                   ----            ----           ----            ----            ----

Commercial and agricultural                      $ 48,156        $ 44,917       $ 36,978        $ 40,068       $  33,585
Real estate mortgage                              188,016         165,553        143,424         137,998         115,718
Installment                                        40,550          36,238         36,847          37,389          36,693
                                                 --------       ---------      ---------       ---------       ---------
                        TOTAL LOANS              $276,722        $246,708       $217,249        $215,455        $185,996
                                                 ========        ========       ========        ========        ========


Total loans increased $30.0 million in 1999. The increase was primarily in residential real estate mortgages. During 1999, a total of 6,493 new loans were granted for a total of $171.9 million.

DEPOSITS

Total deposits increased $5.6 million and were $355.6 million at year end 1999, a 1.6% increase over 1998. Average deposits increased 10.6% in 1999 and 19.3% in 1998. During 1999, average noninterest bearing deposits increased 3.8%, interest bearing demand deposits increased 17.8%, savings deposits increased 18.1%, and time deposits increased 6.0%. Time deposits over $100,000 as a percentage of total deposits equaled 7.0% and 5.4% as of December 31, 1999 and 1998, respectively.


                            TABLE 9. AVERAGE DEPOSITS
                             (Dollars in thousands)



                                                           1999                       1998                     1997
                                                           ----                       ----                     ----
                                                     Amount     Rate           Amount     Rate          Amount       Rate
                                                     ------     ----           ------     ----          ------       ----

Noninterest bearing demand deposits                $ 44,599                  $ 42,975                 $ 38,394
Interest bearing demand deposits                     55,797     2.41%          47,364     2.66%         38,875       2.69%
Savings deposits                                    100,988     3.05           85,541     3.20          70,517       3.25
Time deposits                                       155,212     5.44          146,417     5.80         122,525       5.88
                                                   --------                  --------                 --------
                                            TOTAL  $356,596                  $322,297                 $270,311
                                                   ========                  ========                 ========


       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000
                             (Dollars in thousands)

                                                                              December 31
                                                       1999                      1998                     1997
                                                       ----                      ----                     ----
Maturity
     Within 3 months                                $10,163                   $ 5,651                 $  9,406
     Within 3 to 6 months                             4,039                     5,471                    6,523
     Within 6 to 12 months                            3,106                     4,530                    2,439
     Over 12 months                                   7,702                     3,119                    2,777
                                                    -------                   -------                  -------
                                            TOTAL   $25,010                   $18,771                  $21,145
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

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $2.2 million in 1999. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 19,917 shares of common stock generating $429,000 of capital during 1999, and 32,878 shares of common stock generating $597,000 of capital in 1998. An additional 47,328 shares were issued in conjunction with the acquisition of Mecosta County Abstract and Title Company. These shares were valued at $1.13 million. Total capital decreased $1.98 million due to unrealized losses on investment securities available for sale in 1999.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 9.0% at year end 1999. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 1999:



                 Percentage of Capital to Risk Adjusted Assets:



                                      Required        IBT Bancorp
                    Equity Capital       4.00%           13.31%
                 Secondary Capital       4.00             1.25
                                       -------         --------
                     Total Capital       8.00%           14.56%
                                       =======         ========



IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary bank, Isabella Bank and Trust. At December 31, 1999, Isabella Bank and Trust exceeded these minimums. For further information regarding Isabella Bank and Trust's capital requirements, refer to Note K, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 1999 and 1998, cash and cash equivalents equaled 4.4% and 7.8% of total assets, respectively. Net cash provided from operations was $9.5 million in 1999 and $853,000 in 1998. Net cash provided by financing activities equaled $10.7 million in 1999 and $21.6 million in 1998. The Corporation's investing activities used $33.1 million in 1999 and $20.4 million in 1998. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $12.9 million decrease in 1999 and a $2.0 million increase in 1998.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $82.8 million as of December 31, 1999 and $89.5 million as of December 31, 1998. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $276.7 million in total loans, $17.7 million are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1.2 million which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 1999, the Corporation had $68.0 million more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.


                       TABLE 11. INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 1999. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.



                                                       0 to 3       4 to 12       1 to 5        Over 5
                                                       Months       Months        Years         Years
Interest Sensitive Assets
  Investment securities                              $  1,402       $14,942      $ 60,547       $12,759
  Loans                                                48,197        45,925       172,060        10,540
                                                      -------       -------      --------       -------
                                       TOTAL          $49,599       $60,867      $232,607       $23,299
                                                      =======       =======      ========       =======


Interest Sensitive Liabilities
  Federal funds purchased                             $ 5,000       $  ---       $    ---       $  ---
  Time Deposits                                        31,520        52,946        66,867             5
  Savings                                              64,360         2,902        18,255        14,949
  Interest bearing demand                              16,742         5,010        26,097         6,779
                                                     --------       -------      --------       -------
                                       TOTAL         $117,622       $60,858      $111,219       $21,733
                                                     ========       =======      ========       =======

Cumulative gap                                       $(68,023)     $(68,014)     $ 53,374       $54,940
Cumulative gap as a % of assets                       (16.92)%      (16.92)%       13.28%        13.67%


              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 1999. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.



                                                                            Due in
                                                       1 Year        1 to 5       Over 5
                                                      or Less        Years        Years         Total
                                                      --------      -------       ------       -------

Commercial and agricultural                            $21,825      $25,193       $1,138       $48,156
                                                      ========      =======       ======       =======
Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                            $24,583       $1,138
    Variable interest rates                                             610         ---
                                                                    -------       ------
                                    TOTAL                           $25,193       $1,138
                                                                    =======       ======



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to agricultural and oil and gas concerns, holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows.

Interest rate risk ("IRR") is the exposure to the Corporation's net interest income, its primary source of income, to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest bearing liabilities. IRR is the fundamental method in which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to the Corporation's earnings and capital.

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

The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and mortgage backed securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits are estimated based on historical experience. Time deposits have penalties which discourage early withdrawals.

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows and projected future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 1999 the Corporation's net interest income would increase during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 1999 and 1998. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK


                                                                                                                         Fair Value
                                            2000         2001      2002       2003       2004    Thereafter    Total     12/31/99
                                            -------------------------------------------------------------------------------------
Rate sensitive assets
  Fixed interest rate securities            $16,344    $17,988   $24,745     $11,448     $6,366     $12,759    $89,650      $89,641
    Average interest rates                    5.46%       5.79%     5.59%       5.76%      5.42%       5.33%      5.58%
  Fixed interest rate loans                 $76,470    $55,921   $48,556     $32,078    $35,505     $10,540   $259,070     $258,106
    Average interest rates                     8.04%      8.01%     7.89%       7.82%      7.71%       7.68%      7.92%
  Variable interest rate loans              $15,526     $1,826      $249        $51         ---         ---    $17,652      $17,652
    Average interest rates                   10.05%      10.55%     8.89%       9.27%       ---         ---      10.08%

Rate sensitive liabilities
  Federal funds purchased                   $5,000       ---        ---       ---        ---            ---     $5,000       $5,000
    Average interest rates                    5.50%      ---        ---       ---        ---            ---       5.50%
  Savings and NOW accounts                 $89,014     $14,340   $11,226    $10,077     $8,710      $21,728   $155,095     $155,095
    Average interest rates                    3.54%       2.15%     2.15%      2.15%      2.15%        2.15%      2.95%
  Fixed interest rate time deposits        $83,251     $24,102   $19,858    $12,196    $10,711          $5    $150,123     $149,980
    Average interest rates                    5.10%       5.97%     6.01%      5.76%      5.63%        5.34%      5.45%
  Variable interest rate time deposits        $814        $392        $9       ---        ---          ---      $1,215       $1,215
   Average interest rates                     5.29%       5.29%     5.29%      ---        ---          ---        5.29%


                                                                                                                         Fair Value
                                            1999         2000      2001       2002       2003    Thereafter    Total     12/31/98
                                            -------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets            $15,000         ---       ---        ---        ---         ---     $15,000      $15,000
    Average interest rates                    4.70%        ---       ---        ---        ---         ---        4.70%
  Fixed interest rate securities           $18,672     $22,641   $16,576    $13,662     $9,696      $14,787    $96,034      $96,151
    Average interest rates                    5.59%       5.90%     5.81%      5.83%      5.91%        5.44%      5.74%
  Fixed interest rate loans                $75,146     $45,466   $53,079    $18,705    $26,555      $11,780   $230,731     $236,328
    Average interest rates                    7.97%       8.37%     8.00%     8.24%       7.80%        7.38%      8.03%
  Variable interest rate loans             $12,937      $2,241      $628      $171         ---         ---     $15,977      $15,977
    Average interest rates                    9.04%      10.04%     8.96%     9.39%        ---         ---        9.18%

Rate sensitive liabilities
  Savings and NOW accounts                 $87,299     $14,374   $11,448     $9,472     $8,598      $23,509   $154,700     $154,700
    Average interest rates                    3.38%       2.24%     2.24%      2.24%      2.24%        2.23%      2.88%
  Fixed interest rate time deposits        $84,180     $20,895   $17,261    $13,342    $12,097         $122   $147,897     $149,859
    Average interest rates                    5.35%       5.95%     6.33%     6.35%       5.75%        6.38%      5.67%
  Variable interest rate time deposits        $770        $319        $5        ---        ---         ---      $1,094       $1,094
    Average interest rates                    4.67%       4.67%     4.67%       ---        ---         ---        5.29%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 28 through 47 of this report:

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

                         Report of Independent Auditors




Board of Directors and Shareholders
IBT Bancorp

We have audited the accompanying consolidated balance sheets of IBT Bancorp and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




                              Rehmann Robson, P.C.

Saginaw, Michigan
January 21, 2000

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                 DECEMBER 31


                                                                                   1999                                1998
                                                                                   ----                                ----

ASSETS
     Cash and demand deposits due from banks                                  $  17,610                           $  15,497
     Federal funds sold                                                            ---                               15,000
                                                                              ---------                           ---------
                                    CASH AND CASH EQUIVALENTS                    17,610                              30,497

     Investment securities
       Securities available for sale (amortized cost of
         $84,363 in 1999 and $88,015 in 1998)                                    82,828                              89,486
       Securities held to maturity (fair value of
         $6,813 in 1999 and $6,665 in 1998)                                       6,822                               6,548
                                                                              ---------                           ---------
                                  TOTAL INVESTMENT SECURITIES                    89,650                              96,034

     Loans
       Commercial                                                                48,156                              44,917
       Real estate mortgage                                                     188,016                             165,553
       Installment                                                               40,550                              36,238
                                                                              ---------                           ---------
                                                  TOTAL LOANS                   276,722                             246,708
       Less allowance for loan losses                                             3,210                               2,977
                                                                              ---------                           ---------
                                                    NET LOANS                   273,512                             243,731
     Premises and equipment                                                       8,980                               7,890
     Accrued interest receivable, net                                             2,588                               2,571
     Acquisition intangibles, net                                                 3,752                               4,327
     Other assets                                                                 5,926                               3,733
                                                                              ---------                           ---------
                                                 TOTAL ASSETS                  $402,018                            $388,783
                                                                              =========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                                    $  49,203                           $  46,348
       NOW accounts                                                              54,628                              57,990
       Certificates of deposit and other savings                                226,794                             226,930
       Certificates of deposit over $100                                         25,010                              18,771
                                                                              ---------                           ---------
                                               TOTAL DEPOSITS                   355,635                             350,039
     Federal funds purchased                                                      5,000                                ---
     Accrued interest and other liabilities                                       4,705                               4,221
                                                                              ---------                           ---------
                                               TOTAL LIABILITIES                365,340                             354,260
     Shareholders' equity
      Common stock -- no par value:
        4,000,000 shares authorized;
        2,976,436 shares issued and outstanding
        (2,909,191 shares at December 31, 1998)                                  25,739                              24,184
     Retained earnings                                                           11,952                               9,369
     Accumulated other comprehensive (loss) income                               (1,013)                                970
                                                                              ---------                           ---------
                                   TOTAL SHAREHOLDERS' EQUITY                    36,678                              34,523
                                                                              ---------                           ---------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $402,018                            $388,783
                                                                              =========                           =========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                                 YEAR ENDED DECEMBER 31

                                                                         1999             1998            1997
                                                                         ----             ----            ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
Balance at beginning of year                                         2,909,191        2,615,102         2,585,408
   10% stock dividend                                                     ---           261,211              ---
   Issuance  of common stock                                            67,245           32,878            29,694
                                                                     ---------        ---------         ---------
                                 BALANCE END OF YEAR                 2,976,436        2,909,191         2,615,102
                                                                     =========        =========         =========

COMMON STOCK
   Balance at beginning of year                                        $24,184          $18,442           $17,963
   10% stock dividend                                                     ---             5,145              ---
   Issuance of common stock                                              1,555              597               479
                                                                       -------          -------          --------
                                 BALANCE END OF YEAR                    25,739           24,184            18,442

RETAINED EARNINGS
   Balance at beginning of year                                          9,369           12,248             9,916
   Net income                                                            4,051            3,634             3,609
   10% stock dividend                                                     ---            (5,145)             ---
   Cash dividends  ($0.50 per share in 1999,
     $0.47 in 1998, and $0.45 in 1997)                                  (1,468)          (1,368)           (1,277)
                                                                       -------          -------          --------
                                 BALANCE END OF YEAR                    11,952            9,369            12,248


ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
    Balance at beginning of year                                           970              268               121
    Unrealized (losses) gains on securities available
    for sale, net of income taxes and reclassification
    adjustment                                                          (1,983)             702               147
                                                                       -------          -------          --------
                                 BALANCE END OF YEAR                    (1,013)             970               268

                 TOTAL SHAREHOLDERS' EQUITY END OF YEAR                $36,678          $34,523           $30,958
                                                                       =======          =======           =======



The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)



                                                                                     YEAR ENDED DECEMBER 31
                                                                             1999             1998             1997
                                                                             ----             ----             ----
INTEREST INCOME
  Loans, including fees                                                     $21,364          $19,986          $18,772

  Investment securities
    Taxable                                                                   4,488            4,422            2,796
    Tax exempt                                                                  987              871              638
  Federal funds sold and other                                                  662              520              524
                                                                            -------          -------          -------
                                             TOTAL INTEREST INCOME           27,501           25,799           22,730
                                                                            -------          -------          -------
INTEREST EXPENSE
  Deposits                                                                   12,868           12,466           10,534
  Federal funds purchased                                                        30               16             --
                                                                            -------          -------          -------
                                            TOTAL INTEREST EXPENSE           12,898           12,482           10,534
                                                                            -------          -------          -------
                                               NET INTEREST INCOME           14,603           13,317           12,196
Provision for loan losses                                                       309              321              386
                                                                            -------          -------          -------
                                         NET INTEREST INCOME AFTER
                                         PROVISION FOR LOAN LOSSES           14,294           12,996           11,810

NONINTEREST INCOME
  Trust fees                                                                    436              409              371
  Service charges on deposit accounts                                           317              316              285
  Other service charges and fees                                              1,283            1,076              902
  Gain on sale of mortgage loans                                                277              345              131
  Title insurance revenue                                                       988              318             --
  Other                                                                         543              487              411
                                                                            -------          -------          -------
                                          TOTAL NONINTEREST INCOME            3,844            2,951            2,100

NONINTEREST EXPENSES
  Salaries, wages, and employee benefits                                      6,618            5,998            4,846
  Occupancy                                                                     811              735              628
  Furniture and equipment                                                     1,326            1,101              920
  Amortization of acquisition intangibles                                       575              433             --
  Other                                                                       3,267            2,675            2,417
                                                                            -------          -------          -------
                                        TOTAL NONINTEREST EXPENSES           12,597           10,942            8,811
                                                                            -------          -------          -------
                                INCOME BEFORE FEDERAL INCOME TAXES            5,541            5,005            5,099
  Federal income taxes                                                        1,490            1,371            1,490
                                                                            -------          -------          -------
                                                        NET INCOME          $ 4,051          $ 3,634          $ 3,609
                                                                            =======          =======          =======
Net income per basic share of common stock                                  $  1.38          $  1.26          $  1.26
                                                                            =======          =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                                         Year Ended December 31

                                                                 1999               1998              1997
                                                                 ----               ----              ----
NET INCOME                                                     $ 4,051           $ 3,634           $ 3,609

Other comprehensive (loss) income before income taxes
  Unrealized (losses) gains on securities
       available for sale
           Unrealized holding (losses) gains arising
              during year                                       (3,018)            1,113               208
           Reclassification adjustment for realized
             (gain) loss included in net income                    (12)              (49)               15
                                                               -------           -------           -------
Other comprehensive (loss) income before income
     taxes                                                      (3,006)            1,064               223
         Income tax (benefit) expense related to
            comprehensive (loss) income                         (1,023)              362                76
                                                               -------           -------           -------
OTHER COMPREHENSIVE (LOSS) INCOME NET OF
  INCOME TAXES                                                  (1,983)              702               147
                                                               -------           -------           -------
                           TOTAL COMPREHENSIVE INCOME          $ 2,068           $ 4,336           $ 3,756
                                                               =======           =======           =======


The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                  YEAR ENDED DECEMBER 31

                                                                     1999               1998               1997
                                                                     ----               ----               ----
OPERATING ACTIVITIES
  Interest and fees collected on loans and investments             $ 27,844           $ 25,515           $ 22,957
  Other fees and income received                                      3,720              2,877              2,052
  Interest paid                                                     (12,943)           (12,517)           (10,465)
  Cash paid to suppliers and employees                              (11,129)            (9,676)            (8,173)
  Decrease (increase) in loans originated for sale                    3,992             (4,032)                (5)
  Federal income taxes paid                                          (1,971)            (1,314)            (1,557)
                                                                   --------           --------           --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                         9,513                853              4,809

INVESTING ACTIVITIES
  Activity in available for sale securities
     Maturities, calls, and sales                                    27,940             30,669             19,889
     Purchases                                                      (25,527)           (63,617)           (26,745)
  Activity in held to maturity securities
     Maturities and calls                                               829              2,591              3,036
     Purchases                                                         (222)              (350)              (702)
  Net increase in loans                                             (34,081)           (25,216)            (2,119)
  Purchases of premises and equipment                                  (922)              (929)              (894)
  Acqusitions of branch offices, less cash received                    --               37,874               --
  Acquisition of title office                                          --               (1,471)              --
                                                                   --------           --------           --------
              NET CASH USED IN INVESTING ACTIVITIES                 (31,983)           (20,449)            (7,535)

FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing deposits             2,856               (103)             1,284
  Net increase in interest bearing deposits                           2,740             22,462             15,625
  Federal funds purchased                                             5,000               --                 --
  Cash dividends                                                     (1,468)            (1,368)            (1,277)
  Proceeds from issuance of common stock                                455                597                479
                                                                   --------           --------           --------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                         9,583             21,588             16,111

              (DECREASE) INCREASE IN CASH AND CASH                 --------           --------           --------
                                       EQUIVALENTS                  (12,887)             1,992             13,385

Cash and cash equivalents beginning of year                          30,497             28,505             15,120
                                                                   --------           --------           --------
             CASH AND CASH EQUIVALENTS END OF YEAR                 $ 17,610           $ 30,497           $ 28,505
                                                                   ========           ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation") and its wholly owned subsidiaries, Isabella Bank and Trust (the "Bank"), IBT Title, IBT Agency, IBT Financial Services, and IBT Loan Production. All intercompany transactions and accounts have been eliminated.

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

IBT Title does business under the names Isabella County Abstract and Title, and Mecosta County Abstract and Title. IBT Title provides title insurance, abstract searches, and closes real estate loans. The Corporation purchased the assets of Mecosta County Abstract and Title in a non-cash transaction for $1.1 million (14,014 shares) of IBT Bancorp common stock on June 30, 1999.

IBT Financial Services is a full service retail brokerage offering stocks, bonds, and mutual fund sales to individuals.

IBT Agency, an insurance agency, is authorized to sell life insurance, casualty insurance, and fixed and variable rate annuities.

IBT Loan Production is a mortgage loan origination company. Principal loan products include 15 and 30 year fixed rate mortgage loans. All loans originated are sold to Isabella Bank and Trust.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK. Most of the Corporation's activities are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate. Other than real estate, there is no significant concentration to any other industry or customer.

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

SECURITIES: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and are stated at fair value, with the unrealized gains and losses, net of taxes, reported in other comprehensive income.

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

 A summary of premises and equipment at December 31 follows:


                                                                  1999                      1998
                                                                --------                  --------
                  Premises                                       $7,207                    $7,024
                  Equipment                                       9,275                     7,467
                                                                 ------                    ------
                                                                 16,482                    14,491
                  Less accumulated depreciation                   7,502                     6,601
                                                                 ------                    ------
                   NET PREMISES AND EQUIPMENT                    $8,980                    $7,890
                                                                 ======                    ======


Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $933, $790, and $685, respectively.

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

Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the constant yield method.

CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such instruments are recorded when funded.

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

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All shares and per share amounts have been adjusted for the 3.3 for 1 stock split declared on December 14, 1999 and paid February 18, 2000. The weighted average number of common shares outstanding were 2,942,422 in 1999; 2,890,444 in 1998; and 2,857,939 in 1997.

ACQUISITION INTANGIBLES: The Bank acquired branch facilities and related deposits in a business combination accounted for as a purchase. Results of operations are included in the accompanying consolidated financial statements since March 31, 1998, the date of acquisition and are not significant. The allocation of the purchase price of assets acquired and liabilities assumed in 1998 is as follows:

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

RECLASSIFICATION: Certain amounts reported in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS #133") in June 1998. SFAS #133 requires companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for changes in value of derivatives will depend upon the use of derivatives and whether they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier applications allowed and is to be applied prospectively. The Corporation does not use interest rate swaps or other derivatives in its management of risk and accordingly this statement is not expected to have a material impact on the Corporation's financial statements.

NOTE B - INVESTMENT SECURITIES
The following is a summary of securities available for sale and held to maturity. Other securities include only the stock of the Federal Reserve Bank and the Federal Home Loan Bank, which are restricted investments and have no contractual maturities.


                                      Amortized       Unrealized       Unrealized           Fair
                                        Cost             Gains           Losses             Value
                                      ---------       ----------       ----------          -------
DECEMBER 31, 1999
Securities available for sale
    U.S. Treasury and U.S.
      government agencies              $53,298          $    17          $(1,164)          $52,151
    States and political
      subdivisions                      31,065               38             (426)           30,677
                                       -------          -------          -------           -------
                     TOTAL             $84,363          $    55          $(1,590)          $82,828
                                       =======          =======          =======           =======


  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies              $   656             $---          $   (21)          $   635
    States and political
      subdivisions                       4,430               29              (17)            4,442
    Restricted investments               1,736              ---              ---             1,736
                                       -------          -------          -------           -------
                     TOTAL             $ 6,822          $    29          $   (38)          $ 6,813
                                       =======          =======          =======           =======

                                       Amortized        Unrealized        Unrealized          Fair
                                         Cost              Gains            Losses            Value
                                       ---------        ----------        ----------          -----
DECEMBER 31,1998
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies                $58,716          $   924          $   (10)          $59,630
    States and political
      subdivisions                        27,281              568               (7)           27,842
    Commercial paper                       2,018              ---               (4)            2,014
                                         -------          -------          -------           -------
                         TOTAL           $88,015          $ 1,492          $   (21)          $89,486
                                         =======          =======          =======           =======


  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies                $ 1,425          $    19          $   ---            $1,444

    States and political
      subdivisions                         3,509               98              ---             3,607
    Restricted investments                 1,614              ---              ---             1,614
                                         -------          -------          -------           -------
                                         $ 6,548          $   117          $   ---           $ 6,665
                                         =======          =======          =======           =======

The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.

                                                    1999                   1998             1997
                                                    ----                   ----             ----
Fair value of securities sold
  at the date of sale                             $8,372                $11,055           $5,016
Gross realized gains
  U.S. Treasury and U.S.
  government agencies                                 23                     54              ---
Gross realized losses
  U.S. Treasury and U.S.
  government agencies                                 11                      5               15


The following table shows the amortized cost and estimated fair value of securities owned at December 31, 1999 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.


                                            Available for Sale                 Held to Maturity
                                        Amortized          Fair           Amortized          Fair
                                           Cost            Value             Cost            Value
                                        --------          -------         ---------        --------
Due within one year or less              $12,674          $12,652          $ 2,400          $ 2,394
Due after 1 year thru 5 years             48,989           47,814            1,864            1,882
Due after 5 years thru 10 years           15,733           15,530              165              166
Due after 10 years                           461              451             --               --
                                         -------          -------          -------          -------
                                          77,857           76,447            4,429            4,442
Restricted investments                      --               --              1,736            1,736
Mortgage backed securities                 6,506            6,381              657              635
                                         -------          -------          -------          -------
                       TOTAL             $84,363          $82,828          $ 6,822          $ 6,813
                                         =======          =======          =======          =======


Investment securities with a carrying value of approximately $9,512 and $5,133 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 1999 and 1998, respectively.

NOTE C - LOANS

An analysis of changes in the allowance for loan losses follows:


                                                          1999                      1998                       1997
                                                          ----                      ----                       ----
  Balance at beginning of year                           $2,977                    $2,677                    $2,621
    Loans charged off                                      (363)                     (264)                     (575)
    Recoveries                                              287                       243                       245
    Provision charged to income                             309                       321                       386
                                                         ------                    ------                    ------
        BALANCE AT END OF YEAR                           $3,210                    $2,977                    $2,677
                                                         ======                    ======                    ======

At December 31, 1999 and 1998, nonaccrual and other impaired loans were not significant. Based on collateral values, no specific allowance for loan losses has been allocated to these loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were loan customers of the Bank. Total loans to these customers aggregated $6,659 and $7,293 at December 31, 1999 and 1998, respectively. During 1999, $4,527 of new loans were made and repayments totalled $5,161. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and in the opinion of management do not involve more than normal risk of collectibility.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $103,024 and $86,299 at December 31, 1999 and 1998, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the fair value of mortgage servicing rights included in other assets as of December 31:

                                                      1999            1998            1997
                                                      ----            ----            ----
  Balance at beginning of year                        $ 100           $  50           $  27
    Mortgage servicing rights capitalized               237             210              87
    Amortization                                        (99)            (64)             (9)
    Impairment valuation allowance                      (98)            (96)            (55)
                                                      -----           -----           -----
                    BALANCE AT END OF YEAR            $ 140           $ 100           $  50
                                                      =====           =====           =====

Residential mortgages committed for sale were $951 as of December 31, 1999 and $4,943 as of December 31, 1998.

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

Deposit liabilities: Demand, savings, and money market deposits have no stated maturities and are payable on demand; thus their estimated fair value is equal to their recorded book balance. Fair values for variable rate certificates of deposit approximate their recorded book balance. Fair values for fixed rate certificates of deposit are determined using discounted cash flow techniques that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Off balance sheet instruments: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Bank does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments. The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.


                                                    1999                                 1998
                                                    ----                                 ----
                                      Estimated Fair     Recordede Book    Estimated Fair    Recorded Book
                                           Value            Balance            Value            Balance
                                      --------------     --------------    --------------    -------------
Cash and demand deposits
  due from banks                         $ 17,610          $ 17,610          $ 15,497          $ 15,497
Federal funds sold                           --                --              15,000            15,000
Investment securities                      89,641            89,650            96,151            96,034
Net loans                                 275,758           273,512           252,305           243,731
Accrued interest receivable                 2,588             2,588             2,571             2,571
Deposits with no stated
  maturities                              204,297           204,297           201,048           201,048
Deposits with stated maturities           151,195           151,338           150,953           148,991
Federal funds purchased                     5,000             5,000              --                --
Accrued interest payable                      725               725               771               771

NOTE E - FEDERAL INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                                           1999                    1998
                                                                           ----                    ----
         Deferred tax assets
           Allowance for loan losses                                     $  851                   $ 772
           Deferred directors' fees                                         426                     366
           Employee benefit plans                                           387                     352
           Core deposit premium and acquisition expenses                    157                      70
           Net unrealized loss on available for sale securities             522                     ---
           Other                                                             47                      24
                                                                         ------                  ------
                                      TOTAL DEFERRED TAX ASSETS           2,390                   1,584
         Deferred tax liabilities
           Premises and equipment                                           225                     196
           Accretion on securities                                           38                      51
           Prepaid pension expense                                          418                     338
           Net unrealized gain on available for sale securities             ---                     500
           Other                                                             19                       5
                                                                         ------                  ------
                                 TOTAL DEFERRED TAX LIABILITIES             700                   1,090
                                                                         ------                  ------
                                        NET DEFERRED TAX ASSETS          $1,690                  $  494
                                                                         ======                  ======

         Components of the consolidated provision for income taxes are as follows:

                                                                 1999               1998              1997
                                                                 ----               ----              ----
Current                                                         $ 1,664           $ 1,627             1,495
Deferred credit                                                    (174)             (256)               (5)
                                                                -------           -------           -------
                    PROVISION FOR FEDERAL INCOME TAXES          $ 1,490           $ 1,371           $ 1,490
                                                                =======           =======           =======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows.


                                                                 1999              1998              1997
                                                                 ----              ----              ----
Income tax on pretax income                                     $ 1,884           $ 1,702           $ 1,734
Effect of nontaxable interest income                               (415)             (378)             (277)
Other                                                                21                47                33
                                                                -------           -------           -------
                    PROVISION FOR FEDERAL INCOME TAXES          $ 1,490           $ 1,371           $ 1,490
                                                                =======           =======           =======

The income tax effects on realized securities gains or (losses) were $4 in 1999, $17 in 1998, and $(5) in 1997.

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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                              1999             1998              1997
                                                              ----             ----              ----
 Change in projected benefit obligation
   Benefit obligation January 1                            $ 4,952           $ 4,392           $ 3,813
  Service cost                                                 189               145               115
  Interest cost                                                337               310               285
  Actuarial (gain) loss                                       (419)              320               375
  Benefits paid                                               (220)             (215)             (196)
                                                           -------           -------           -------
                  BENEFIT OBLIGATION, DECEMBER 31          $ 4,839           $ 4,952           $ 4,392
                                                           =======           =======           =======

Change in plan assets
  Fair value of plan assets, January 1                     $ 4,590           $ 4,001           $ 3,409
  Investment return                                            436               433               457
  Corporation contribution                                     424               371               331
  Benefits paid                                               (220)             (215)             (196)
                                                           -------           -------           -------
           FAIR VALUE OF PLAN ASSETS, DECEMBER 31          $ 5,230           $ 4,590           $ 4,001
                                                           =======           =======           =======

Reconciliation of funded status
  Funded status                                            $   390           $  (362)             (391)
  Unrecognized net transition asset                            (88)             (111)             (133)
  Unrecognized prior service cost                              161               179               197
  Unrecognized net loss from experience
    different than that assumed and
    effects of changes in assumptions                          766             1,288             1,114
                                                           -------           -------           -------
                             PREPAID PENSION COST          $ 1,229           $   994           $   787
                                                           =======           =======           =======

         Net pension expense consists of the following components for the years ended December 31:

                                                              1999            1998            1997
                                                              ----            ----            ----
Service cost on benefits earned for
    services rendered during the year                        $ 189           $ 145           $ 115
Interest cost on projected benefit
   obligation                                                  337             310             285
Expected return on plan assets                                (381)           (329)           (279)
Amortization of unrecognized transition asset                  (23)            (22)            (22)
Amortization of unrecognized prior service cost 18              18              18
Amortization of unrecognized actuarial net loss                 48              43              33
                                                             -----           -----           -----
                                NET PENSION EXPENSE          $ 188           $ 165           $ 150
                                                             =====           =====           =====

Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost are as follows:

                                                             1999          1998           1997
                                                             ----          ----           ----
         Weighted average discount rate                     7.50%         6.75%          7.00%
         Rate of increase in future compensation            4.50%         4.50%          4.50%
         Expected long-term rate of return                  8.00%         8.00%          8.00%

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and preretirement death benefits to each participant. Insurance policies, designed primarily to fund preretirement benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 1999, 1998, and 1997 were $37, $48, and $35, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) which covers substantially all of its employees. Contributions to the Plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to this Plan for 1999, 1998, and 1997 was $100, $40, and $70 respectively. Total shares outstanding at December 31, 1999 and 1998 were 164,399 and 160,680 respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE G - CONSOLIDATED STATEMENTS OF CASH FLOWS

The reconciliation of net income to net cash provided by operating activities is as follows.

                                                                     Year Ended December 31
                                                           1999               1998               1997
                                                           ----               ----               ----
Net income                                                4,051           $  3,634           $  3,609
Reconciliation of net income to net
  cash provided by operations:
    Provision for loan losses                               309                321                386
    Provision for depreciation                              933                790                685
    Net amortization on investment
      securities                                            358                288                173
    Amortization of acquisition intangibles                 575                433               --
    Deferred income tax benefit                            (174)              (256)                (5)
    Gain on sale of mortgage loans                         (277)              (345)              (131)
    Proceeds from sale of mortgage loans                 35,798             55,808             24,758
    Loans originated for sale                           (31,529)           (59,495)           (24,632)
(Increase) decrease in:
    Accrued interest receivable                             (17)              (571)                59
    Other assets                                           (998)              (566)              (216)
Accrued interest and other liabilities                      484                812                123
                                                       --------           --------           --------
    Net cash provided by operating activities          $  9,513           $    853           $  4,809
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

Commitments to extend credit, which totalled $34,603 at December 31, 1999, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 1999, the Corporation had a total of $636 in outstanding standby letters of credit.

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

NOTE I - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 1999.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Bank's requirement was approximately $6,246 at December 31, 1999 and $5,717 at December 31, 1998.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 1999, substantially all of the Bank's assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2000, the amount available for dividends without regulatory approval was approximately $3,433.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $30 per year of claims made by a covered individual with a maximum of $654. Claims in excess of these amounts are insured through an "excess loss" policy up to $1,000. Medical claims are subject to a lifetime maximum of $2,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $565 in 1999, $619 in 1998, and $378 in 1997.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issue under the plan is 155,000 with 114,392 shares unissued.

During 1998, the Bank obtained approval to borrow up to $50,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Bank may obtain advances at the stated rate at the time of the borrowings. The Bank has agreed to pledge eligible mortgage loans as collateral for any such borrowings. No borrowings were outstanding at December 31, 1999 or 1998.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Bank were deposit customers of the Bank. Total deposits of these customers aggregated approximately $2,963 and $3,223 at December 31, 1999 and 1998, respectively.

During 1999, the Corporation eliminated the par value of its common stock. As a result, amounts previously recorded as capital surplus were reclassified to common stock in the accompanying balance sheets.

NOTE J - DEPOSITS

At December 31, 1999, the scheduled maturities of time deposits are as follows:


           YEAR                   AMOUNT
           ----                  -------
           2000                  $84,065
           2001                   24,494
           2002                   19,867
           2003                   12,196
           2004                   10,711
     Thereafter                        5


NOTE K - REGULATORY CAPITAL MATTERS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by their primary regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate mandatory and/or discretionary actions by the Federal Reserve. These actions could have a material effect on the Corporation's and Bank's financial statements. Under the Federal Reserve's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that include quantitative measures of their assets, certain off-balance-sheet items, and capital, as calculated under regulatory accounting standards. The Bank's required capital is also subject to regulatory qualitative judgement regarding the Bank's interest rate risk exposure and credit risk. Prompt corrective action provisions are not applicable to bank holding companies.

Measurements established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized. To be categorized as well capitalized, the Bank must maintain total risk based capital, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes has changed the institution's category.

The Corporation's and Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                                           Minimum
                                                                                                   To Be Well Capitalized
                                                                              Minimum Capital      Under Prompt Corrective
                                                       Actual                  Requirements           Action Provisions
                                                       ------                  ------------           -----------------
                                                Amount          Ratio      Amount         Ratio      Amount         Ratio
                                                ------          -----      ------         -----      ------         -----
AS OF DECEMBER 31, 1999
  TOTAL capital to risk weighted assets
      Isabella Bank and Trust                  $32,210          12.70%    $20,349          8.0%     $25,436         10.0%
      Consolidated                              37,111          14.6       20,389          8.0          N/A          N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                   29,030          11.4       10,175          4.0       15,262          6.0
      Consolidated                              33,925          13.3       10,195          4.0          N/A          N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                   29,030           7.4       15,687          4.0       19,608          5.0
      Consolidated                              33,925           8.6       15,863          4.0          N/A          N/A


AS OF DECEMBER 31, 1998
  Total capital to risk weighted assets
      Isabella Bank and Trust                  $30,060          13.30%    $18,048          8.0%     $22,560         10.0%
      Consolidated                              32,056          14.2       18,086          8.0          N/A          N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                   27,238          12.1        9,024          4.0       13,536          6.0
      Consolidated                              29,216          12.9        9,043          4.0          N/A          N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                   27,238           7.7       14,158          4.0       17,697          5.0
      Consolidated                              29,216           8.2       14,195          4.0          N/A          N/A


NOTE L - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                       December 31
                                                   1999          1998
                                                   ----          ----
ASSETS
  Cash on deposit at subsidiary bank             $ 2,674       $ 1,307
  Securities available for sale                    1,511           519
  Investments in subsidiaries                     32,373        32,580
  Premises and equipment                              93           114
  Other assets                                        36            12
                                                 -------       -------
                         TOTAL ASSETS            $36,687       $34,532
                                                 =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                              $     9       $     9
  Shareholders' equity                            36,678        34,523
                                                 -------       -------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $36,687       $34,532
                                                 =======       =======

CONDENSED STATEMENTS OF INCOME

                                                             Year Ended December 31
                                                         1999        1998          1997
                                                         ----        ----          ----
INCOME
  Dividends from subsidiary                            $2,900       $1,500       $3,550
  Interest income                                          82           78           97
  Other                                                     6            6            6
                                                       ------       ------       ------
                                   TOTAL INCOME         2,988        1,584        3,653
Expenses                                                  203          191          173
                                                       ------       ------       ------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries              2,785        1,393        3,480
  Federal income tax benefit                               56           48           36
                                                       ------       ------       ------
                                                        2,841        1,441        3,516
Undistributed earnings of subsidiaries                  1,210        2,193           93
                                                       ------       ------       ------
                                   NET INCOME          $4,051       $3,634       $3,609
                                                       ======       ======       ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31
                                                              1999           1998            1997
                                                              ----           ----            ----
OPERATING ACTIVITIES
 Interest on investments                                    $    71        $   113        $    62
 Dividends from subsidiaries                                  2,900          1,500          3,550
 Cash paid to suppliers                                        (172)          (166)          (142)
 Other operating activities                                      59             43             35
                                                            -------        -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,858          1,490          3,505
 INVESTING ACTIVITIES
  Proceeds from the maturities of investments
    available for sale                                          650          1,500           --
  Purchases of investment securities available for sale      (1,678)          (101)        (1,906)
  Investment in subsidiaries                                   (550)        (3,000)           (50)
  Purchases of equipment and premises                          --             --              (26)
                                                            -------        -------        -------
NET CASH USED IN INVESTING ACTIVITIES                        (1,578)        (1,601)        (1,982)
FINANCING ACTIVITIES
  Cash dividends                                             (1,468)        (1,368)        (1,279)
  Issuance of common stock                                    1,555            597            479
                                                            -------        -------        -------
 NET CASH USED IN FINANCING ACTIVITIES                           87           (771)          (798)
                                                            -------        -------        -------
  INCREASE (DECREASE) IN CASH AND CASH
                           EQUIVALENTS                        1,367           (882)           725
Cash and cash equivalents at beginning of year                1,307          2,189          1,464
                                                            -------        -------        -------
CASH AND CASH EQUIVALENTS AT YEAR END                       $ 2,674        $ 1,307        $ 2,189
                                                            =======        =======        =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 29, 2000).

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

         3.   Exhibits:

                  3(a)              Amended Articles of Incorporation*
                  3(b)              Amendment to the Articles of Incorporation***
                  3(c)              Amendment to the Articles of Incorporation
                  3(d)              Amended Bylaws*
                  3(e)              Amendment to the Bylaws**
                  3(f)              Amendment to the Bylaws***
                 10(a)              Isabella Bank & Trust Executive Supplemental Income
                                    Agreement***(1)
                 10(b)              Isabella Bank & Trust Deferred Compensation Plan****(1)
                 21                 Subsidiaries of the Registrant

               23         Consent of Rehmann Robson, P.C., Independent Certified
                          Public Accountants
               27         Financial Data Schedule


(b) No reports on Form 8-K were filed for the quarter ended December 31, 1999.

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

IBT BANCORP, INC.
(Registrant)


by:/s/David W. Hole                    Date:  March 9, 2000
   -------------------------                -----------------------------
    David W. Hole
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                            Capacity                  Date
    ----------                            --------                  ----
/s/L.A. Johns                        Chairman of the Board       March 9, 2000
------------------------------       and Director
L.A. Johns


/s/Frederick L. Bradford             Director                    March 9, 2000
------------------------------
Frederick L. Bradford


/s/Gerald D. Cassel                  Director                    March 9, 2000
------------------------------
Gerald D. Cassel


/s/James C. Fabiano                  Director                    March 9, 2000
------------------------------
James C. Fabiano


/s/Ronald E. Schumacher              Director                    March 9, 2000
------------------------------
Ronald E. Schumacher


     Signatures                      Capacity                       Date
     ----------                      --------                       ----
/s/Robert O. Smith                   Director                      March 9, 2000
------------------------------
Robert O. Smith



/s/Dean Walldorff                    Director                      March 9, 2000
------------------------------
Dean Walldorff



/s/David W. Hole                    President                      March 9, 2000
------------------------------      Chief Executive Officer
David W. Hole                       and Director
                                    (Principal Executive Officer)


/s/Dennis P. Angner                 Treasurer                      March 9, 2000
------------------------------      (Principal Financial Officer)
Dennis P. Angner


IBT Bancorp
FORM 10-K


Index to Exhibits

Exhibit                                                                     Form 10-K
Number                     Exhibit                                         Page Number
-------                    -------                                         -----------
3(c)              Amendment to the Articles Incorporation                      49

21                Subsidiaries of the Registrant                               54

23                Consent of Rehmann Robson P.C.                               55
                  Independent Certified Public Accountants

27                Financial Data Schedule                                      56