Form 10-Q
period 2000-03-31
IBT BANCORP INC /MI/
filed 2000-05-08
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
                              ---------------------   -------------------------
Commission File Number:            0-18415
                       --------------------------------------------------------
                          IBT Bancorp, Inc.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Michigan                        38-2830092
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           identification No.)

          200 East Broadway                          48858
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock No par value, 2,985,084 as of April 30, 2000
                  ---------------------------------------------------------

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


                         ITEM I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                    March 31       December 31
                                                                                    2000             1999
                                                                                    ----             ----
                                                                                         (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                       $  15,519          $   17,610
  Federal funds sold                                                                  ---                 ---
                                                                                ---------          ----------
                               TOTAL CASH AND CASH EQUIVALENTS                     15,519              17,610

  Investment securities
     Securities available for sale (Amortized cost of
       $82,199 in 2000 and $84,363 in 1999)                                        80,737              82,828
     Securities held to maturity (Fair value --
       $6,737 in 2000 and $6,813 in 1999)                                           6,772               6,822
                                                                                ---------          ----------
                                   TOTAL INVESTMENT SECURITIES                     87,509              89,650

  Loans
     Commercial and agricultural                                                   48,111              48,156
     Real estate mortgage                                                         190,560             188,016
     Installment                                                                   41,389              40,550
                                                                                ---------          ----------
                                                   TOTAL LOANS                    280,060             276,722
  Less allowance for loan losses                                                    3,336               3,210
                                                                                ---------          ----------
                                                     NET LOANS                    276,724             273,512
  Other assets                                                                     21,358              21,246
                                                                                ---------          ----------
                                                  TOTAL ASSETS                  $ 401,110          $  402,018
                                                                                =========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                        $  43,289          $   49,203
     NOW accounts                                                                  56,368              54,628
     Certificates of deposit and other savings                                    229,703             226,794
     Certificates of deposit over $100,000                                         27,667              25,010
                                                                                ---------          ----------
                                                TOTAL DEPOSITS                    357,027             355,635
  Federal funds purchased                                                           2,000               5,000
  Accrued interest and other liabilities                                            4,479               4,705
                                                                                ---------          ----------
                                             TOTAL LIABILITIES                    363,506             365,340

  Shareholders' Equity
     Common stock -- No par value
       4,000,000 shares authorized; outstanding--
       2,985,083 in 2000 (2,976,436 in 1999)                                       25,894              25,739
     Retained earnings                                                             12,675              11,952
     Accumulated other comprehensive loss                                            (965)             (1,013)
                                                                                ---------          ----------
                             TOTAL SHAREHOLDERS' EQUITY                            37,604              36,678
                                                                                ---------          ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 401,110          $  402,108
                                                                                =========          ==========

See notes to consolidated financial statements.


IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                                   -------------------
                                                                                   2000           1999
                                                                                   ----           ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                2,976,307      2,909,191
  Issuance of common stock                                                          8,776          7,164
                                                                                ---------      ---------
                                           BALANCE END OF PERIOD                2,985,083      2,916,355
                                                                                =========      =========

COMMON STOCK
  Balance at beginning of period                                                $  25,739      $  24,184
  Issuance of common stock                                                            155            146
                                                                                ---------      ---------
                                            BALANCE END OF PERIOD                  25,894         24,330

RETAINED EARNINGS
  Balance at beginning of period                                                   11,952          9,369
  Net income                                                                          996            993
  Cash dividends ($0.09 per share in 2000 and $0.08 in 1999)                         (273)          (229)
                                                                                ---------      ---------
                                           BALANCE END OF PERIOD                   12,675         10,133

ACCUMULATED OTHER COMPREHENSIVE (LOSS)INCOME
  Balance at beginning of period                                                   (1,013)           970
  Other comprehensive income(loss)                                                     48           (419)
                                                                                ---------      ---------
                                           BALANCE END OF PERIOD                     (965)           551

                         TOTAL SHAREHOLDERS EQUITY END OF PERIOD                $  37,604     $   35,014
                                                                                =========      =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands)                                                                       Three Months Ended
                                                                                         March 31
                                                                                         --------
                                                                                    2000         1999
                                                                                    ----         ----
INTEREST INCOME
  Loans, including fees                                                            $5,740       $5,212
  Investment securities
    Taxable                                                                           952        1,141
    Nontaxable                                                                        289          229
  Federal funds sold                                                                   40          148
                                                                                   ------       ------
                                  TOTAL INTEREST INCOME                             7,021        6,730
INTEREST EXPENSE
    Deposits                                                                        3,275        3,182
    Federal funds purchased                                                            19           --
                                                                                   ------       ------
                                 TOTAL INTEREST EXPENSE                             3,294        3,182
                                                                                   ------       ------
                                    NET INTEREST INCOME                             3,727        3,548
Provision for loan losses                                                              50           94
                                                                                   ------       ------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             3,677        3,454

NONINTEREST INCOME
  Trust fees                                                                          114          113
  Service charges on deposit accounts                                                  69           85
  Other service charges and fees                                                      357          289
  Title insurance revenue                                                             211          186
  Other                                                                               143          130
  Gain on sale of mortgage loans                                                       16          108
  Net realized gain on securities available for sale                                  ---            1
                                                                                   ------       ------
                               TOTAL NONINTEREST INCOME                               910          912

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                                             1,749        1,613
  Occupancy                                                                           218          205
  Furniture and equipment                                                             342          301
  Other                                                                               938          888
                                                                                   ------       ------
                             TOTAL NONINTEREST EXPENSES                             3,247        3,007

                     INCOME BEFORE FEDERAL INCOME TAXES                             1,340        1,359
Federal income taxes                                                                  344          366
                                                                                   ------       ------
                                             NET INCOME                            $  996       $  993
                                                                                   ======       ======

Net income per share on common stock                                               $ 0.33       $ 0.34
                                                                                   ======       ======

Cash dividends per share                                                           $ 0.09       $ 0.08
                                                                                   ======       ======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(dollars in thousands)                                                              Three Months Ended
                                                                                         March 31
                                                                                         --------
                                                                                     2000         1999
                                                                                     ----         ----


NET INCOME                                                                         $  996       $  993
Other comprehensive income (loss) before income taxes
     Unrealized gains (losses) on securities available for sale
         Unrealized holding gains (losses) arising during period                       72         (634)
         Reclassification adjustment for realized gains
            included in net income                                                     --           (1)
                                                                                   ------       ------

  Total comprehensive income (loss) before income taxes                                72         (635)
         Income tax expense (benefit) related to comprehensive
            income (loss)                                                              24         (216)
                                                                                   ------       ------

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAXES                                  48         (419)
                                                                                   ------       ------
                                        TOTAL COMPREHENSIVE INCOME                 $1,044       $  574
                                                                                   ======       ======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                                Three Months Ended
                                                                                                    March 31
                                                                                             2000                 1999
                                                                                             ----                 ----
OPERATING ACTIVITIES
  Interest and fees collected on loans and investments                                    $  7,108             $  6,512
  Other fees received                                                                          929                  833
  Interest paid                                                                             (3,251)              (3,183)
  Cash paid to suppliers and employees                                                      (3,874)              (2,914)
  Decrease in loans originated for sale                                                        175                1,385
  Federal income taxes paid                                                                   --                   (220)
                                                                                          --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    1,087                2,413

INVESTING ACTIVITIES
  Activity in available for sale securities
      Maturities, calls, and sales                                                           3,239                7,005
      Purchases                                                                             (1,080)             (11,888)
  Activity in held to maturity securities
      Maturities, calls, and sales                                                             --                   192
      Purchases                                                                                --                   --
  Net increase in loans                                                                     (3,437)              (2,031)
  Purchases of equipment and premises                                                         (174)                (211)
                                                                                          --------             --------
                      NET CASH USED IN INVESTING ACTIVITIES                                 (1,452)              (6,933)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                              (5,914)              (5,528)
  Net increase (decrease) in interest bearing deposits                                       7,306                 (577)
  Net decrease in federal funds borrowed                                                    (3,000)                --
  Cash dividends paid                                                                         (273)                (229)
  Proceeds from issuance of common stock                                                       155                  146
                                                                                          --------             --------
                      NET CASH USED IN FINANCING ACTIVITIES                                 (1,726)              (6,188)
                                                                                          --------             --------

             DECREASE IN CASH AND CASH EQUIVALENTS                                          (2,091)             (10,708)

               Cash and cash equivalents at beginning of period                             17,610               30,497
                                                                                          --------             --------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 15,519             $ 19,789
                                                                                          ========             ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1999.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. All share and per share amounts have been adjusted for the 3.3 for 1 stock split declared on December 14, 1999 and paid February 18, 2000. The weighted number of common shares outstanding were 2,980,169 as of March 31, 2000, and 2,909,933 as of March 31, 1999. The
Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  ACQUISITION

         On April 7, 2000 IBT Bancorp ("IBT")and FSB Bancorp ("FSB") signed a Definitive Agreement to combine companies. IBT is the holding company for Isabella Bank and Trust and FSB is the holding company for Farmers State Bank. The transaction will involve FSB merging with and into IBT and Farmers State Bank becoming a wholly owned subsidiary of IBT. The merger will be accounted for a "pooling of interest", and is subject to regulatory and FSB Shareholder approval.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1999 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

                   THREE MONTHS ENDING MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

         Net income equaled $996,000 for the three month period ended March 31, 2000, compared to $993,000 for the same period in 1999. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 0.99% for the first three months of 2000 and 1.02% for 1999. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 10.46% through March 31, 2000 versus 11.81% for the same period in 1999.

SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------
(Dollars in thousands except per share data)

                                                                               March 31
                                                                         -----------------
                                                                         2000         1999
                                                                         ----         ----
     INCOME STATEMENT DATA

          Net interest income                                        $   3,727     $  3,548
          Provision for loan losses                                         50           94
          Net income                                                       996          993

     PER SHARE DATA
          Net income                                                 $    0.33     $   0.34
          Cash dividend                                                   0.09         0.08

     RATIOS
          Average primary capital to average assets                      10.22%        9.38%
          Net income to average assets                                    0.99         1.02
          Net income to average equity                                   10.46        11.81

NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $132,000 in 2000 versus $203,000 in 1999. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

IBT BANCORP, INC.
TABLE 1:  AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
-------------------------------------------------------------------------------
(Dollars in Thousands)

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

                                                                     Three Months Ending
                                                      March 31, 2000                          March 31, 1999
                                                             Tax           Average                      Tax         Average
                                            Average      Equivalent         Yield/         Average    Equivalent     Yield/
                                            Balance        Interest          Rate          Balance     Interest       Rate
                                            -------        --------          ----          -------     --------       ----
INTEREST EARNING ASSETS

  Loans                                   $ 277,105      $   5,768           8.33%       $246,959    $ 5,203          8.43%
  Taxable investment securities              62,675            919           5.87          75,297      1,113          5.91
  Nontaxable investment securities           24,858            438           7.05          19,439        347          7.14
  Federal funds sold                          2,822             40           5.67          16,298        190          4.66
  Other investments                           1,736             33           7.60           1,613         28          6.94
                                          ---------      ---------           ----        --------    -------          ----
               Total Earning Assets         369,196          7,198           7.80         359,606      6,881          7.65

NONEARNING ASSETS
  Allowance for loan losses                  (3,281)                                       (3,051)
  Cash and due from banks                    14,610                                        13,219
  Premises and equipment                      8,967                                         7,854
  Accrued income and other assets            12,004                                         9,811
                                          ---------                                      --------
                      Total Assets        $ 401,496                                      $387,439
                                          =========                                      ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits        $  56,334            358           2.54        $ 55,714        337          2.42
  Savings deposits                          105,051            845           3.22         101,010        764          3.03
  Time deposits                             152,140          2,072           5.45         151,690      2,081          5.49
  Federal funds purchased                     1,274             19           5.97              --         --           --
                                          ---------          -----           ----        --------      -----          ----
 Total Interest Bearing Liabilities         314,799          3,294           4.19         308,414      3,182          4.13

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                            43,246                                        41,215
  Other                                       5,353                                         4,195
  Shareholders' equity                       38,098                                        33,615
                                          ---------                                      --------
      Total Liabilities and Equity        $ 401,496                                      $387,439
                                          =========                                      ========

Net interest income (FTE)                                $   3,904                                   $ 3,699
                                                         =========                                   =======

Net yield on interest earning assets (FTE)                                   4.23%                                    4.11%
                                                                             =====                                    =====

IBT BANCORP, INC.

TABLE 2:  VOLUME AND RATE VARIANCE ANALYSIS
-------------------------------------------
(Dollars in Thousands)

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

                                                        Quarter Ended March 31, 2000
                                                                  Compared to
                                                                March 31, 1999
                                                         Increase (Decrease) Due to
                                                         --------------------------
                                                         Volume       Rate      Net
                                                         ------       ----      ---

CHANGES IN INTEREST INCOME
    Loans                                                $628         $(63)    $565
    Taxable investment securities                        (185)          (9)    (194)
    Nontaxable investment securities                       96           (5)      91
    Federal funds sold                                   (184)          34     (150)
    Other investments                                       2            3        5
                                                        -----        -----    -----
         Total changes in interest income                 357          (40)     317
         Total changes in interest expense                 61           51      112
                                                        -----        -----    -----
         Net Change in Interest Margin (FTE)             $296         $(91)   $ 205
                                                        =====        =====    =====

IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------------
(Dollars in Thousands)

                                                                              Year to Date
                                                                                 March 31
                                                                       --------------------------
                                                                        2000                 1999
                                                                        ----                 ----
   Summary of changes in allowance
      Allowance for loan losses - January 1                           $3,210                 $2,977
         Loans charged off                                               (36)                  (100)
         Recoveries of charged off loans                                 112                     90
                                                                   ---------              ---------
         Net loans recovered (charged off)                                76                    (10)
         Provision charged to operations                                  50                     94
                                                                   ---------              ---------
      Allowance for loan losses - March 31                            $3,336                 $3,061
                                                                   =========              =========

   Allowance for loan losses as a % of loans                           1.19%                  1.24%
                                                                   =========              =========

NONPERFORMING LOANS
-------------------
(Dollars in thousands)

                                                                                 March 31
                                                                       --------------------------
                                                                       2000                  1999
                                                                       ----                  ----
   Total amount of loans outstanding for
      the period                                                    $280,060               $247,344
                                                                   =========              =========

   Nonaccrual loans                                                    $ 282                  $ 366
   Accruing loans past due 90 days or more                               782                    739
   Restructured loans                                                     --                     --
                                                                   ---------              ---------
                                    Total                             $1,064                 $1,105
                                                                   =========              =========

   Loans classified as nonperforming as a
      % of outstanding loans                                           0.38%                  0.45%
                                                                   =========              =========

      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 2000 to the same period in 1999, fully taxable equivalent (FTE) net interest income increased $205,000 or 5.5%. An increase of 2.7% in average interest earning assets provided $357,000 of FTE interest income. The majority of this growth was funded by a 2.1% increase in interest bearing liabilities resulting in $61,000 of additional interest expense. Overall, changes in volume resulted in $296,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.15%, while the amount of interest earned as a result of changes in rate decreased $40,000. The paradox of an increase in the total average rate earned while the total dollar amount earned declined was created from a substantial change in earning asset mix. Loans, which have the highest average rate of all earning assets, increased as a percent of total earning assets from 68.7% in 1999 to 75.1% in 2000. The change in mix resulted in the average rate of all earning assets increasing while the average rates of loans, investment securities, and nontaxable investment securities declined. The average rate paid on deposits increased 0.06%, increasing interest expense by $51,000. The net change related to interest rate earned and paid was a $91,000 decrease in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.23% during 2000 versus 4.11% in 1999. The 0.12% increase in the FTE interest margin was primarily a result of changes in the Corporation's earning asset mix as previously discussed. Other factors affecting the Corporation's net interest margin are the increasing reliance on higher cost deposits such as Certificates of Deposit and Money Market accounts to fund asset growth, and intense rate competition for new commercial and installment loans. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue and for rates charged for loans in relation to deposit costs to continue declining.


PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent 69.8% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 2000 to March 31, 1999, average loans outstanding increased 12.2%. The provision for loan losses was decreased $44,000 to $50,000 in the first quarter of 2000 when compared to 1999. The decrease in the provision of loan losses resulted from a net recovery of loans charged off in prior periods of $76,000 in 2000 versus net charge offs of $10,000 in 1999. As set forth in Table 3, loans classified as nonperforming were $1,064,000 as of March 31, 2000, a $41,000 decrease over the prior year. The allowance for loan losses as a percentage of loans equaled 1.19% compared to 1.24% in 1999. In management's opinion, the allowance for loan losses is adequate as of March 31, 2000.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. Income earned from these sources decreased $2,000 during the three month period ending March 31, 2000, compared to the same period in 1999. Significant individual account changes during this period include $25,000 increase in income from the sale of title insurance and related services, a $92,000 decrease in gains on the sale of residential real estate mortgage loans, a $53,000 increase in mortgage servicing fees, an $11,000 decrease in ATM fees, and a $20,000 increase in net brokerage commissions.

      The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $16,000 gain from the sale of $2.3 million in mortgages during the first quarter of 2000 versus a $108,000 gain on the sale of $16.1 million in the same period in 1999.

NONINTEREST EXPENSE

      Noninterest expense increased $240,000 for the first three months of 2000 when compared to the same period in 1999. The largest component of noninterest expense is salaries and employee benefits, which increased $136,000 or 8.4%. Approximately one-half of the increase is due to additional staffing and normal merit and promotional salary increases, and the remainder is related to the acquisition of Mecosta County Abstract and Title in July 1999.

      Occupancy and furniture and equipment expenses increased $54,000 or 10.7% in 2000. Approximately $14,000 is related to the Corporation's acquisition during the past year. The remainder of the increase is related to telephone expense, service contracts, and computer operator expense. All other operating expenses increased $50,000, a 5.6% increase. Of the increase, $35,000 was related to the cost of title insurance and the aforementioned acquisition. There were no other significant changes in the operating expenses.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 1999, total assets decreased $908,000 to $401.1 million. During the first quarter of 2000, major changes in asset mix included a $2.1 million decrease in cash and cash equivalents, a $2.1 million decrease in investment securities, and a $3.3 million increase in gross loans. Deposits during this period increased $1.4 million. Interest bearing deposits increased $7.3 million and noninterest bearing deposits decreased $5.9 million. Federal funds purchased declined $3.0 million.

LIQUIDITY

      Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

      As of March 31, 2000, cash and cash equivalents as a percentage of total assets equaled 3.9%, versus 4.4% as of December 31, 1999. During the first three months of 2000, cash provided by operating activities was $1.1 million, investing activities used $1.5 million, and financing activity used $1.7 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $2.1 million decrease in cash and cash equivalents during the first three months of 2000.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $80.7 million as of March 31, 2000 and $82.8 million as of December 31, 1999. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss), and increased approximately $926,000 since December 31, 1999.

      There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 9.3% at March 31, 2000.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2000:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                   IBT Bancorp

                                                                Actual
                                           Required            03/31/00
                                           --------            --------
         Equity Capital                       4.00%              13.60%
         Secondary Capital*                   4.00                1.25
                                              ----               -----
         Total Capital                        8.00%              14.85%
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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2000. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                                    March 31                              Fair Value
                                                    2001       2002       2003       2004      2005    Thereafter   Total   3/31/00

Rate sensitive assets
  Other interest bearing assets                       --         --         --         --        --         --         --        --
    Average interest rates                            --         --         --         --        --         --         --        --
  Fixed interest rate securities                 $20,356    $17,809    $19,425    $11,721    $6,111    $12,087    $87,509   $87,474
    Average interest rates                          5.57%      5.79%      5.48%      5.76%     5.40%      5.21%      5.56%
  Fixed interest rate loans                      $73,863    $57,380    $51,800    $36,237   $34,259    $10,268   $263,807  $263,047
    Average interest rates                          8.17%      7.97%      7.98%      7.75%     7.76%      7.71%      7.96%
  Variable interest rate loans                   $14,244     $1,732       $226        $51        --         --    $16,253   $16,253
    Average interest rates                         10.43%     10.20%      8.89%     10.04%       --         --      10.39%

Rate sensitive liabilities
  Federal funds purchased                         $2,000         --         --         --        --         --     $2,000    $2,000
     Average interest rates                         6.25%        --         --         --        --         --       6.25%
  Savings and NOW accounts                       $93,073    $14,007    $10,982     $9,869    $8,554    $21,643   $158,128  $158,128
    Average interest rates                          3.68%      2.15%      2.15%      2.15%     2.15%      2.15%      3.05%
  Fixed interest rate time deposits              $85,292    $24,152    $22,241    $12,274   $10,393         --   $154,352  $154,352
    Average interest rates                          5.31%      6.04%      6.02%      5.71%     5.88%        --       5.59%
  Variable interest rate time deposits              $842       $412         $4         --        --         --     $1,258    $1,258
    Average interest rates                          6.01%      6.01%      6.01%        --        --         --       6.01%

Quantitative Disclosures of Market Risk
         (dollars in thousands)                                                     March 31                              Fair Value
                                                    2000       2001       2002       2003      2004    Thereafter   Total  03/31/99

Rate sensitive assets
  Other interest bearing assets                  $10,000         --         --         --        --         --    $10,000   $10,000
    Average interest rates                          5.45%        --         --         --        --         --       5.45%
  Fixed interest rate securities                 $17,894    $18,928    $25,419    $11,572   $14,186    $18,434   $106,443  $106,508
    Average interest rates                          5.59%      6.11%      5.87%      5.86%     5.89%      6.57%      5.84%
  Fixed interest rate loans                      $64,156    $47,050    $43,016    $25,268   $15,427     $6,415   $201,332  $203,014
    Average interest rates                          8.25%      8.31%      8.35%      8.13%     8.35%      7.84%      8.27%
  Variable interest rate loans                    12,166     $1,858       $851        $89       $14       $131    $15,109   $15,109
    Average interest rates                         10.24%     10.21%      9.38%      9.88%    11.00%     10.16%     10.27%

Rate sensitive liabilities
  Savings and NOW accounts                       $55,710    $16,254    $13,085    $11,115   $10,273    $27,405   $133,842  $133,842
    Average interest rates                          3.66%      2.62%      2.62%      2.61%     2.60%      2.52%      3.03%
  Fixed interest rate time deposits              $87,877    $24,385    $12,851    $13,838   $11,186       $125   $150,262  $149,750
    Average interest rates                          5.56%      6.05%      6.25%      6.61%     6.48%      6.70%      5.87%
  Variable interest rate time deposits              $640       $394         --         --        --         --     $1,034    $1,034
    Average interest rates                          5.29%      5.29%        --         --        --         --       5.29%

                           PART II - OTHER INFORMATION



Item 6     EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibit 27 - Financial Data Schedule
          (b) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IBT Bancorp, Inc.



Date:   April 30, 2000        /s/ David W. Hole
     ------------------------ ---------------------------------------
                                    David W. Hole, President/CEO



                                   /s/ Dennis P. Angner
                                   ----------------------------------------
                                   Dennis P. Angner, Treasurer
                                   (Principal Financial Officer)

                                IBT BANCORP, INC.

                                  EXHIBIT INDEX


Exhibit
  No.                      Description                         Page Number
-------                 -----------------                      -----------
  27                    Financial Data Schedule                    18