Form 10-Q
period 2000-06-30
IBT BANCORP INC /MI/
filed 2000-08-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2000
                                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from                      to
                                    --------------------   ---------------------
     Commission File Number: 0-18415
                             -------

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

            Common Stock no par value, 2,989,323 as of July 21, 2000
            --------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                         June 30          December 31
                                                                 2000               1999
                                                                 ----               ----
                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks                      $  13,920          $  17,610
  Federal funds sold                                                  --                 --
                                                               ---------          ---------
                    TOTAL CASH AND CASH EQUIVALENTS               13,920             17,610

  Investment securities
     Securities available for sale (Amortized cost of
       $75,797 in 2000 and $84,363 in 1999)                       74,651             82,828
     Securities held to maturity (Fair value --
       $6,710 in 2000 and $6,813 in 1999)                          6,732              6,822
                                                               ---------          ---------
                        TOTAL INVESTMENT SECURITIES               81,383             89,650

  Loans
     Commercial and agricultural                                  53,081             48,156
     Real estate mortgage                                        196,384            188,016
     Installment                                                  44,127             40,550
                                                               ---------          ---------
                                        TOTAL LOANS              293,592            276,722
  Less allowance for loan losses                                   3,450              3,210
                                                               ---------          ---------
                                          NET LOANS              290,142            273,512

  Other assets                                                    21,264             21,246
                                                               ---------          ---------
                                       TOTAL ASSETS            $ 406,709          $ 402,018
                                                               =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                       $  45,815          $  49,203
     NOW accounts                                                 60,286             54,628
     Certificates of deposit and other savings                   227,596            226,794
     Certificates of deposit over $100                            30,087             25,010
                                                               ---------          ---------
                                     TOTAL DEPOSITS              363,784            355,635
  Federal funds purchased                                             --              5,000
  Accrued interest and other liabilities                           4,257              4,705
                                                               ---------          ---------
                                  TOTAL LIABILITIES              368,041            365,340

  Shareholders' Equity
     Common stock -- no par value
       10,000,000 shares authorized; outstanding--
       2,989,109 in 2000 (2,976,436 in 1999)                      25,997             25,739
     Retained earnings                                            13,427             11,952
     Accumulated other comprehensive loss                           (756)            (1,013)
                                                               ---------          ---------
                         TOTAL SHAREHOLDERS' EQUITY               38,668             36,678
                                                               ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 406,709          $ 402,018
                                                               =========          =========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


(dollars in thousands)                                                                Six Months Ended
                                                                                          June 30
                                                                                          -------
                                                                                    2000             1999
                                                                                    ----             ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                  2,976,307         2,909,191
  Issuance  of common stock                                                          12,802            57,783
                                                                                -----------       -----------
                                         BALANCE END OF PERIOD                    2,989,109         2,966,974
                                                                                ===========       ===========

COMMON STOCK
  Balance at beginning of period                                                $    25,739       $    24,184
  Issuance of common stock                                                              258             1,339
                                                                                -----------       -----------
                                         BALANCE END OF PERIOD                       25,997            25,523

RETAINED EARNINGS
  Balance at beginning of period                                                     11,952             9,369
  Net income                                                                          2,016             2,016
  Cash dividends ($0.18 per share in 2000 and $0.16 in 1999)                           (541)             (459)
                                                                                -----------       -----------
                                         BALANCE END OF PERIOD                       13,427            10,926

ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of period                                                     (1,013)              970
  Unrealized gains (losses) on securities available for sale,
    net of income taxes and reclassification adjustment                                 257            (1,148)
                                                                                -----------       -----------
                                         BALANCE END OF PERIOD                         (756)             (178)
                                                                                -----------       -----------
                       TOTAL SHAREHOLDERS EQUITY END OF PERIOD                  $    38,668       $    36,271
                                                                                ===========       ===========


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                                     Three Months Ended         Six Months Ended
                                                                         June 30                   June 30
                                                                         -------                   -------
                                                                     2000       1999           2000        1999
                                                                  --------------------       -------------------
INTEREST INCOME
  Loans                                                           $  5,959    $  5,197       $ 11,699   $ 10,409
  Investment securities
    Taxable                                                            886       1,161          1,838      2,302
    Nontaxable                                                         359         232            648        461
  Federal funds sold                                                     1         241             41        389
                                                                  --------    --------       --------   --------
                                 TOTAL INTEREST INCOME               7,205       6,831         14,226     13,561
INTEREST EXPENSE
  Deposits                                                           3,353       3,216          6,628      6,398
  Federal funds purchased                                              126          --            145         --
                                                                  --------    --------       --------   --------
                                TOTAL INTEREST EXPENSE               3,479       3,216          6,773      6,398
                                                                  --------    --------       --------   --------
                                   NET INTEREST INCOME               3,726       3,615          7,453      7,163
  Provision for loan losses                                            104          98            154        192
                                                                  --------    --------       --------   --------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               3,622       3,517          7,299      6,971

NONINTEREST INCOME
  Trust fees                                                           117         115            231        228
  Service charges on deposit accounts                                   73          80            142        165
  Other service charges and fees                                       368         314            725        603
  Other                                                                155         108            298        265
  Gain on sale of mortgage loans                                        19          86             35        194
  Title insurance revenue                                              296         199            507        358
  Net realized (loss) gain on securities available for sale             (4)         10             (4)        11
                                                                  --------    --------       --------   --------
                              TOTAL NONINTEREST INCOME               1,024         912          1,934      1,824

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                              1,763       1,586          3,512      3,199
  Occupancy                                                            210         193            428        398
  Furniture and equipment                                              358         329            700        630
  Other                                                                927         911          1,865      1,799
                                                                  --------    --------       --------   --------
                            TOTAL NONINTEREST EXPENSES               3,258       3,019          6,505      6,026


                    INCOME BEFORE FEDERAL INCOME TAXES               1,388       1,410          2,728      2,769
Federal income taxes                                                   368         387            712        753
                                                                  --------    --------       --------   --------
                                            NET INCOME            $  1,020    $  1,023       $  2,016   $  2,016
                                                                  ========    ========       ========   ========

Net income per share                                              $   0.35    $   0.35       $   0.68   $   0.69
                                                                  ========    ========       ========   ========

Cash dividends per share                                          $   0.09    $   0.08       $   0.18   $   0.16
                                                                  ========    ========       ========   ========


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)



                                                                   Three Months Ended         Six Months Ended
                                                                         June 30                  June 30
                                                                         -------                  -------
                                                                     2000        1999         2000       1999
                                                                   -------------------      -------------------
NET INCOME                                                         $ 1,020     $ 1,023      $ 2,016    $ 2,016
Other comprehensive income (loss) before income taxes:
  Unrealized gains (losses) on securities available for sale:
         Unrealized holding gains (losses) arising
            during period                                              314        (893)         386     (1,527)
         Reclassification adjustment for realized
            loss (gains) included in net income                          4         (10)           4        (11)
                                                                   -------     -------      -------    -------
Other comprehensive gain income (loss) before income
       taxes                                                           318        (903)         390     (1,538)
         Income tax (benefit) expense related to other
            comprehensive income                                       109        (174)         133       (390)
                                                                   -------     -------      -------    -------

OTHER COMPREHENSIVE INCOME                                             209        (729)         257     (1,148)
                                                                   -------     -------      -------    -------
                                COMPREHENSIVE INCOME               $ 1,299     $   294      $ 2,273    $   868
                                                                   =======     =======      =======    =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


(in thousands)                                                                    Six Months Ended
                                                                                      June 30
                                                                                  2000         1999
                                                                                  ----         ----
OPERATING ACTIVITIES
  Interest and fees collected on loans
    and investments                                                             $ 14,279     $ 13,611
  Other fees and income received                                                   1,926        1,819
  Interest paid                                                                   (6,750)      (6,445)
  Cash paid to suppliers and employees                                            (6,623)      (5,359)
  Decrease in loans originated for sale                                               78        1,541
  Federal income taxes paid                                                         (700)      (1,059)
                                                                                --------     --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                      2,210        4,108

INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities Calls, and sales                                                   12,639       12,055
    Purchases                                                                     (3,978)     (16,081)
  Activity in held to maturity securities
    Maturities Calls, and sales                                                       --          722
    Purchases                                                                       (105)        (122)
  Net increase in loans                                                          (16,862)      (7,122)
  Purchases of equipment and premises                                               (460)        (427)
                                                                                --------     --------
                        NET CASH USED BY INVESTING ACTIVITIES                     (8,766)     (10,975)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                    (3,388)        (226)
  Net increase in interest bearing deposits                                       11,537       10,928
  Net decrease in federal funds borrowed                                          (5,000)          --
  Cash dividends paid                                                               (541)        (459)
  Proceeds from issuance of common stock                                             258          239
                                                                                --------     --------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,866       10,482

            (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (3,690)       3,615
                Cash and cash equivalents at beginning of period                  17,610       30,497
                                                                                --------     --------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 13,920     $ 34,112
                                                                                ========     ========


See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1999.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. All shares and per share amounts have been adjusted for the 3.3 for 1 stock split declared on December 14, 1999 and paid February 18, 2000. The weighted average number of common shares outstanding was 2,983,033 and 2,913,884 for the six month period ending June 30, 2000 and 1999, respectively.

NOTE 3  ACQUISITION

On April 7, 2000, IBT Bancorp ("IBT") and FSB Bancorp ("FSB") signed a definitive agreement to combine companies. IBT is the holding company for Isabella Bank and Trust and FSB is the holding company for Farmers State Bank. The transaction will involve FSB merging with and into IBT and Farmers State Bank becoming a wholly owned subsidiary of IBT. The merger will be accounted for as a "pooling of interest." All regulatory approvals have been received. On August 2, 2000, the shareholders of FSB approved the transaction.

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

                    SIX MONTHS ENDING JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS

Net income equaled $2.02 million for the six month period ended June 30, 2000, and 1999. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.00% for the first six months of 2000 and 1.02% in 1999. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 10.46% through June 30, 2000 versus 11.83% for the same period in 1999.

SUMMARY OF SELECTED FINANCIAL DATA


(Dollars in thousands except per share data)                    Year to Date
                                                                   June 30
                                                            --------------------
                                                             2000          1999
                                                            --------------------
         INCOME STATEMENT DATA
            Net interest income                             $7,453        $7,163
            Provision for loan losses                          154           192
            Net income                                       2,016         2,016

         PER SHARE DATA
            Net income per common share                     $ 0.68        $ 0.69
            Cash dividends per common share                   0.18          0.16

         RATIOS
            Average primary capital to average assets        10.28%         9.41%
            Net income to average assets                      1.00          1.02
            Net income to average equity                     10.46         11.83

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $298,000 in 2000 versus $417,000 in 1999. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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


                                                                                Six Months Ending
                                                           June 30, 2000                                June 30, 1999
                                                                Tax        Average                           Tax        Average
                                                   Average   Equivalent     Yield/            Average     Equivalent     Yield/
                                                   Balance    Interest      Rate              Balance      Interest      Rate
                                                   -------    --------      ----              -------      --------      ----
INTEREST EARNING ASSETS
  Loans                                           $281,574    $ 11,754      8.35%            $ 248,759     $ 10,472      8.42%
  Taxable investment securities                     60,469       1,772      5.86                76,021        2,241      5.90
  Nontaxable investment securities                  26,000         980      7.54                19,608          698      7.12
  Federal funds sold                                 1,440          41      5.69                16,632          389      4.68
  Other                                              1,787          67      7.50                 1,675           61      7.28
                                                  --------    --------      ----             ---------     --------      ----
                 Total Earning Assets              371,270      14,614      7.87               362,695       13,861      7.64


NONEARNING ASSETS
  Allowance for loan losses                         (3,336)                                     (3,086)
  Cash and due from banks                           14,901                                      13,717
  Premises and equipment                             8,965                                       7,869
  Accrued income and other assets                   12,109                                      10,620
                                                  --------                                   ---------
                         Total Assets             $403,909                                   $ 391,815
                                                  ========                                   =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                $ 55,154         714      2.59             $  55,652          663      2.38
  Savings deposits                                 100,759       1,609      3.19               100,843        1,518      3.01
  Time deposits                                    155,135       4,305      5.55               154,208        4,215      5.47
  Federal funds purchased                            4,500         145      6.44                    --           --        --
                                                  --------    --------      ----             ---------     --------      ----
   Total Interest Bearing Liabilities              315,548       6,773      4.29               310,703        6,396      4.12

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                   44,601                                      42,836
  Other                                              5,224                                       4,198
  Shareholders' equity                              38,536                                      34,078
                                                  --------                                   ---------
         Total Liabilities and Equity             $403,909                                   $ 391,815
                                                  ========                                   =========

Net interest income (FTE)                                     $  7,841                                     $  7,465
                                                              ========                                     ========

Net yield on interest earning assets (FTE)                                  4.22%                                        4.12%
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


                                                        Six Month Period Ended June 30, 2000
                                                                    Compared to
                                                                   June 30, 1999
                                                            Increase (Decrease) Due to
                                                        ------------------------------------
                                                           Volume       Rate        Net
                                                           ------       ----        ---
CHANGES IN INTEREST INCOME
    Loans                                                  $1,371      $ (89)     $1,282
    Taxable investment securities                            (456)       (13)       (469)
    Nontaxable investment securities                          239         43         282
    Federal funds sold                                       (418)        70        (348)
    Other                                                       4          2           6
                                                           ------      -----      ------
    Total changes in interest income                          740         13         753
         Total changes in interest expense                    164        213         377
                                                           ------      -----      ------
            Net Change in Interest Margin (FTE)            $  576      $(200)     $  376
                                                           ======      =====      ======

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 2000 to the same period in 1999, fully taxable equivalent (FTE) net interest income increased $376,000 or 5.0%. An increase of 2.4% in average interest earning assets provided $740,000 of FTE interest income. The majority of this growth was funded by a 1.6% increase in interest bearing liabilities, resulting in $164,000 of additional interest expense. Overall, changes in volume resulted in $576,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.23%, but resulted in only a $13,000 increase in FTE interest income. The FTE interest income earned from the increase in the average rate was reduced by a decrease in the average rate earned on loans. Loans which bear the highest overall average yield of any asset increased from 68.6% of average earning assets to 75.8% in 2000. The change in mix resulted in the average rate of all earning assets to increase despite the decline in the average rate of loans and taxable investment securities. The average rate paid on deposits increased by 0.17%, increasing interest expense by $213,000. The net change related to interest rates earned and paid was a $200,000 decrease in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.22% during the first six months of 2000 versus 4.12% for the same period in 1999. The 0.10% increase in the FTE interest margin was primarily a result of changes in the Corporation's earning asset mix as previously discussed. Other factors affecting the Corporation's net interest margin are the increasing reliance on high cost funding sources such as certificates of deposit and borrowed federal funds, and interest rate competition for all types of loans. Management expects both trends to continue into the foreseeable future.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 71% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 2000 to June 30, 1999, the provision for loan losses was decreased $38,000 to $154,000. Year to date 2000, the Corporation had net recoveries of $86,000 versus net charge-offs of $34,000 in 1999. Loans classified as nonperforming were 0.43% of loans as of June 30, 2000 versus 0.65% for June 30, 1999. As of June 30, 2000, the allowance for loan losses as a percentage of loans equaled 1.18%. In management's opinion, the allowance for loan losses is adequate as of June 30, 2000.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)


                                                              Year to Date
                                                                 June 30
                                                         -----------------------
                                                           2000            1999
                                                         -------         -------
   Summary of changes in allowance
      Allowance for loan losses - January 1              $  3,210       $  2,977
         Loans charged off                                    (74)          (176)
         Recoveries of charged off loans                      160            142
                                                         --------       --------
         Net loans recovered (charged off)                     86            (34)
           Provision charged to operations                    154            192
                                                         --------       --------
      Allowance for loan losses - June 30                $  3,450       $  3,135
                                                         ========       ========

   Allowance for loan losses as a % of loans                 1.18%          1.24%
                                                         ========       ========

NONPERFORMING LOANS
(Dollars in thousands)

                                                                June 30
                                                           2000          1999
                                                          ------        ------
   Total amount of loans outstanding for
      the period (net of unearned interest)              $293,592       $252,255
                                                         ========       ========

   Nonaccrual loans                                      $    302       $    793
   Accruing loans past due 90 days or more                    970            836
   Restructured loans                                          --             --
                                                         --------       --------
                                    Total                $  1,272       $  1,629
                                                         ========       ========


   Loans classified as nonperforming as a
      % of outstanding loans                                 0.43%          0.65%
                                                         ========       ========


   To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. There was a $110,000 increase in fees earned from these sources during the first six months of 2000 when compared to the same period in 1999. Significant individual account changes during this period include a $149,000 increase from the sale of title insurance and related services, a $35,000 increase in brokerage commissions, a $159,000 decrease in gains on the sale of mortgage loans, a $97,000 increase in mortgage servicing fees, and a $21,000 decrease in ATM fees.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other operating income is a $35,000 gain from the sale of $3.9 million in mortgages during the second quarter of 2000 versus a $194,000 gain on the sale of $28.9 million in mortgages for the same period in 1999.

NONINTEREST EXPENSES

Noninterest expenses increased $479,000 or 7.9% during the first six months of 2000 when compared to 1999. The largest component of noninterest expense is salaries and employee benefits, which increased $313,000 or 9.8%. In addition to increases resulting from additional staffing and normal merit and promotional salary adjustments, the Corporation incurred additional expenses related to its acquisition of Mecosta County Abstract and Title.

Occupancy and furniture and equipment expenses increased $99,000 or 12.9% in 2000. Approximately $30,000 of the increase is related to the acquisition. Other significant changes include computer expenses, service contracts, and automatic teller machine operating expenses. Other operating expenses increased $66,000, a 3.7% increase. The majority of this increase is related to the cost of title insurance. There were no other significant changes in other operating expenses.

                      QUARTER ENDED JUNE 30, 2000 AND 1999

RESULTS OF OPERATIONS

Net income equaled $1.02 million for the second quarter in 2000 and 1999. Return on average assets equaled 1.00% for the second quarter of 2000 versus 1.03% for the same period in 1999. Return on average equity equaled 10.47% for the second quarter in 2000, versus 11.84% for the second quarter in 1999.

SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                                  Quarter Ended
                                                                     June 30
                                                            -------------------------
                                                             2000               1999
                                                            -------------------------
   INCOME STATEMENT DATA
      Net interest income                                   $3,726             $3,615
      Provision for loan losses                                104                 98
      Net income                                             1,020              1,023

   PER SHARE DATA
      Net income per common share                           $ 0.35             $ 0.35
      Cash dividend per common share                          0.09               0.08

   RATIOS
      Net income to average assets                            1.00%              1.03%
      Net income to average equity                           10.47              11.84

NET INTEREST INCOME

When comparing the second quarter of 2000 to 1999, net FTE interest income increase $171,000. An increase of 2.1% in interest earning assets provided $355,000 of FTE interest income. The asset growth was funded primarily by a 1.1% increase in interest bearing liabilities, resulting in $105,000 of increased interest expense. Overall, increased volume resulted in $250,000 of additional FTE interest income. During the second quarter of 2000, the average FTE interest rate earned on assets increased by 0.32% and the average rate paid on deposits increased by 0.29%. The changes in interest rates earned and paid resulted in a $79,000 decrease in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets increased 0.10% to 4.22% in the second quarter of 2000. The primary factor for the increase was a change in asset mix.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 2000 was $104,000 versus $98,000 in 1999. During the second quarter of 2000 the Corporation had net recoveries of $10,000 versus $24,000 net charge-offs during the same period of 1999.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 2000, when compared to the same period in 1999, increased $112,000 or 12.3%. The most significant changes were a $97,000 increase from the sale of title insurance and related services, a $14,000 decrease in gains/losses on the sale of investment securities available for sale, a $67,000 decrease in gains on the sale of mortgage loans, and a $43,000 increase in income from servicing sold mortgage loans.

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


                                                                         Quarter Ending
                                                      June 30, 2000                             June 30, 1999
                                                           Tax       Average                         Tax        Average
                                            Average     Equivalent    Yield/           Average    Equivalent     Yield/
                                            Balance      Interest     Rate             Balance     Interest      Rate
                                            -------      --------     ----             -------     --------      ----
INTEREST EARNING ASSETS
  Loans                                     $286,043      $5,986      8.37%            $250,559      $5,269      8.41%
  Taxable investment securities               58,263         853      5.86               76,745       1,128      5.88
  Nontaxable investment securities            27,142         542      7.99               19,777         351      7.10
  Federal funds sold                              58           1      6.90               16,965         199      4.69
  Other                                        1,838          34      7.40                1,735          33      7.61
                                            --------      ------      ----             --------      ------      ----
                 Total Earning Assets        373,344       7,416      7.95              365,781       6,980      7.63

NONEARNING ASSETS
  Allowance for loan losses                   (3,391)                                    (3,120)
  Cash and due from banks                     15,192                                     14,215
  Premises and equipment                       8,963                                      7,883
  Accrued income and other assets             12,214                                     11,430
                                            --------                                   --------
                         Total Assets       $406,322                                   $396,189
                                            ========                                   ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits          $ 53,974         356      2.64             $ 55,590         326      2.35
  Savings deposits                            96,467         764      3.17              100,676         754      3.00
  Time deposits                              158,130       2,233      5.65              156,725       2,134      5.45
  Federal funds purchased                      7,726         126      6.52                   --          --        --
                                            --------      ------      ----             --------      ------      ----
   Total Interest Bearing Liabilities        316,297       3,479      4.40%             312,991       3,214      4.11%


NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY
  Demand deposits                             45,956                                     44,457
  Other                                        5,095                                      4,201
  Shareholders' equity                        38,974                                     34,540
                                            --------                                   --------
         Total Liabilities and Equity       $406,322                                   $396,189
                                            ========                                   ========

Net interest income (FTE)                                 $3,937                                     $3,766
                                                          ======                                     ======

Net yield on interest earning assets (FTE)                            4.22%                                      4.12%
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


                                                         Quarter Ended June 30, 2000
                                                                 Compared to
                                                                June 30, 1999
                                                         Increase (Decrease) Due to
                                                      ---------------------------------
                                                       Volume        Rate         Net
                                                      --------     --------    --------

CHANGES IN INTEREST INCOME
     Loans                                              $ 742        $(25)      $ 717
     Taxable investment securities                       (270)         (5)       (275)
     Nontaxable investment securities                     143          48         191
     Federal funds sold                                  (262)         64        (198)
     Other                                                  2          (1)          1
                                                        -----        ----       -----
         Total changes in interest income                 355          81         436
         Total changes in interest expense                105         160         265
                                                        -----        ----       -----
     Net Change in Interest Margin (FTE)                $ 250        $(79)      $ 171
                                                        =====        ====       =====

NONINTEREST EXPENSES

Noninterest expenses increased $239,000 or 7.9% during the second quarter of 2000 when compared to 1999. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The largest component of noninterest expense is salaries and employee benefits, which increased $177,000 or 11.2%. Approximately $56,000 was related to the acquisition of Mecosta County Abstract and Title; the remainder of the increase is related to normal merit and promotional salary increases.

Occupancy and furniture and equipment expenses increased $56,000 or 10.7%. Approximately $16,000 of the increase is related to the aforementioned acquisition with the remainder related to service contracts, ATM operating expenses, and computer operating expenses. Other operating expenses increased $16,000 or 1.8%. The most significant changes include increases in title insurance costs and loan related expenses and decreases in the amortization of intangibles and printing and office supplies.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1999, total assets increased $4.7 million to $406.7 million. As of June 30, 2000, the loan portfolio increased $16.8 million, cash and demand deposits due from bank decreased $3.7 million and investment securities decreased $8.3 million when compared to December 31, 1999. Deposits during this period increased $8.1 million, federal funds purchased decreased $5.0 million, and shareholders' equity increased $2.0 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 2000, cash and cash equivalents as a percentage of total assets equaled 3.4%, versus 4.4% as of December 31, 1999. During the first six months of 2000, $2.2 million in net cash was provided from operations and $2.9 million was provided from financing activities. Investing activities used $8.8 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $3.7 million decrease in cash and cash equivalents during the first six months of 2000.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $74.7 million as of June 30, 2000 and $82.8 million as of December 31, 1999. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock and retained earnings, reduced by accumulated other comprehensive loss; and increased approximately $2.0 million since December 31, 1999.

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 9.5% as of June 30, 2000.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2000:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS


                                     IBT Bancorp
                                                 Actual
                                Required        06/30/00
                                --------        --------
       Equity Capital             4.00           13.48%
       Secondary Capital*         4.00            1.25%
                                  ----           -----
       Total Capital              8.00           14.73%
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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2000. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk


                                                                     June 30                                         Fair Value
                                        -----------------------------------------------------------------------------------------
                                           2000       2001       2002      2003        2004   Thereafter    Total     06/30/00
                                        -----------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets               --         --         --         --         --         --          --          --
    Average interest rates                    --         --         --         --         --         --          --
  Fixed interest rate securities         $12,150    $17,247    $19,789    $11,856    $ 5,952    $14,389    $ 81,383    $ 81,361
    Average interest rates                  5.56%      5.80%      5.47%      5.75%      5.38%      5.50%       5.59%
  Fixed interest rate loans              $75,918    $58,936    $58,309    $37,302    $33,991    $10,024    $274,480    $274,282
    Average interest rates                  8.24%      7.99%      8.12%      7.76%      7.92%      7.66%       8.03%
  Variable interest rate loans           $16,974    $ 1,881    $   214    $    43         --         --    $ 19,112    $ 19,112
    Average interest rates                 10.87%     10.78%      9.58%     10.95%        --         --       10.85%

Rate sensitive liabilities
  Savings and NOW accounts               $87,020    $15,473    $12,083    $10,827    $ 9,317    $22,697    $157,417    $157,417
    Average interest rates                  3.74%      2.13%      2.14%      2.14%      2.14%      2.16%       3.02%
  Fixed interest rate time deposits      $85,267    $26,669    $21,831    $12,777    $12,726         --    $159,270    $159,571
    Average interest rates                  5.61%      6.22%      6.04%      5.76%      6.58%        --        5.86%
  Variable interest rate time deposits   $   912    $   370         --         --         --         --    $  1,282    $  1,282
    Average interest rates                  6.01%      6.01%        --         --         --         --        6.01%


Quantitative Disclosures of Market Risk

                                                                     June 30                                         Fair Value
                                        -----------------------------------------------------------------------------------------
                                           2000       2001       2002      2003        2004   Thereafter    Total     06/30/00
                                        -----------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets          $18,200         --         --         --         --         --    $ 18,200    $ 18,200
    Average interest rates                  4.95%        --         --         --         --         --        4.95%
  Fixed interest rate securities         $21,458    $20,442    $20,522    $15,315    $ 9,377    $10,413    $ 97,527    $ 97,562
    Average interest rates                  5.78%      5.84%      5.58%      5.74%      5.62%      6.57%       5.81%
  Fixed interest rate loans              $72,357    $50,359    $50,196    $22,658    $30,776    $10,751    $237,097    $239,671
    Average interest rates                  7.97%      8.15%      7.92%      8.06%      7.64%      7.62%       7.95%
  Variable interest rate loans           $13,094    $ 1,638    $   344    $    80    $     2    $     0    $ 15,158    $ 15,158
    Average interest rates                  9.65%     10.48%      8.31%      8.32%      7.75%      0.00%       9.70%

Rate sensitive liabilities
  Savings and NOW accounts               $88,294    $13,534    $10,715    $ 7,876    $ 7,810    $30,712    $158,941    $158,941
    Average interest rates                  3.40%      2.15%      2.15%      2.15%      2.15%      2.15%       2.84%
  Fixed interest rate time deposits      $88,819    $20,381    $18,773    $13,777    $12,746    $    83    $154,579    $155,016
    Average interest rates                  5.10%      5.59%      5.59%      6.15%      5.46%      6.72%       5.44%
  Variable interest rate time deposits   $   695    $   395    $     9         --         --         --    $  1,099    $  1,099
    Average interest rates                  4.67%      4.67%      4.67%        --         --         --        4.67%

                           PART II - OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The registrant's annual meeting of shareholders was held on April 18, 2000. At the meeting the shareholders voted upon the following matters:

         Proposal 1 - Election of Directors to terms ending 2003:

                                               For               Withheld
                                               ---               --------
         Frederick L. Bradford              2,271,144             62,146
         Dean E. Walldorff                  2,269,893             63,397

         Proposal 2 - Approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock from 4,000,000 to 10,000,000 shares.

         For:               2,211,117
         Against:              80,974
         Abstain:              41,199

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  3(i)  Amendment of the Articles of Incorporation of IBT
                        Bancorp, Inc.*
                  3(ii) Bylaws of IBT Bancorp, Inc.*
                  27    Financial Data Schedule
                  -------------
                  * Incorporated by reference to the registration statement on Form S-4, filed on June 20, 2000 and subsequently amended on July 12, 2000.

         (b)  Reports on Form 8-K

                  (1)   Form 8-K, Item 2, filed April 20, 2000
                  (2)   Form 8-K/A Amendment Number 1, Item 2, filed
                        June 20, 2000
                  (3) Form 8-K/A Amendment Number 1, Item 7, FSB Bancorp, Inc. Unaudited Pro Forma Condensed Combined filed June 20, 2000:
                        Balance Sheet, March 31, 2000
                        Statement of Income, March 31, 2000
                        Statement of Income, December 31, 1999
                        Statement of Income, December 31, 1998
                        Statement of Income, December 31, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IBT Bancorp, Inc.
                                            ---------------------



Date: August 7, 2000                        /s/ David W. Hole
     ------------------                     ------------------------------------
                                            David W. Hole, President/CEO



                                            /s/ Dennis P. Angner
                                            ------------------------------------
                                            Dennis P. Angner, Treasurer
                                            (Principal Financial Officer)

                                   IBT BANCORP

                                  EXHIBIT INDEX


Exhibit
  No.                              Description
-------                        -----------------------------

  27                           Financial Data Schedule