Form 10-Q
period 2000-09-30
IBT BANCORP INC /MI/
filed 2000-11-09
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


For the transition period from                       to
                               --------------------      -----------------------

Commission File Number:                          0-18415
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

          Common Stock, no par value, 3,868,272 as of October 19, 2000
          ------------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                                                       Page Numbers
                  Item 1            Financial Statements and Notes                                         3-8

                  Item 2            Management's Discussion and                                           9-20
                                    Analysis of Financial Condition
                                    and Results of Operations

                  Item 3            Quantitative and Qualitative                                         20-21
                                    Disclosures About Market Risk

Part II  Other Information

                  Item 6            Exhibits and Reports on Form 8-K                                        22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                                                          September 30             December 31
                                                                                                    2000                    1999
                                                                                                    ----                    ----
                                                                                                 (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                                         $  18,759               $  22,159
  Federal funds sold                                                                                   --                     4,550
                                                                                                  ---------               ---------
                          TOTAL CASH AND CASH EQUIVALENTS                                            18,759                  26,709

  Investment securities
     Securities available for sale (amortized cost of
       $75,293 in 2000 and $87,919 in 1999)                                                          74,376                  86,356
     Securities held to maturity (fair value --
       $15,511 in 2000 and $14,704 in 1999)                                                          15,525                  14,766
                                                                                                  ---------               ---------
                              TOTAL INVESTMENT SECURITIES                                            89,901                 101,122

  Loans
     Commercial and agricultural                                                                    109,471                  87,629
     Real estate mortgage                                                                           235,069                 217,994
     Installment                                                                                     53,353                  50,223
                                                                                                  ---------               ---------
                                              TOTAL LOANS                                           397,893                 355,846
  Less allowance for loan losses                                                                      5,136                   4,622
                                                                                                  ---------               ---------
                                                NET LOANS                                           392,757                 351,224

  Other assets                                                                                       25,282                  24,542
                                                                                                  ---------               ---------
                                             TOTAL ASSETS                                         $ 526,699               $ 503,597
                                                                                                  =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                                          $  58,630               $  59,885
     NOW accounts                                                                                    69,846                  62,902
     Certificates of deposit and other savings                                                      292,091                 294,714
     Certificates of deposit over $100,000                                                           41,383                  27,575
                                                                                                  ---------               ---------
                                           TOTAL DEPOSITS                                           461,950                 445,076
  Other borrowings                                                                                    9,006                   6,110
  Accrued interest and other liabilities                                                              4,755                   5,304
                                                                                                  ---------               ---------
                                        TOTAL LIABILITIES                                           475,711                 456,490

  Shareholders' Equity
     Common stock -- no par value
      10,000,000 shares authorized; outstanding--
      3,868,272 in 2000 (3,798,782 in 1999)                                                          30,745                  30,322
     Retained earnings                                                                               20,666                  17,816
     Accumulated other comprehensive loss                                                              (423)                 (1,031)
                                                                                                  ---------               ---------
                               TOTAL SHAREHOLDERS' EQUITY                                            50,988                  47,107
                                                                                                  ---------               ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 526,699               $ 503,597
                                                                                                  =========               =========


See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

(dollars in thousands)                                                                                 Nine Months Ended
                                                                                                          September 30
                                                                                                          ------------
                                                                                                 2000                      1999
                                                                                                 ----                      ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                                3,848,249                 3,734,975
  Issuance  of common stock                                                                        20,023                    63,807
                                                                                              -----------               -----------
                                            BALANCE END OF PERIOD                               3,868,272                 3,798,782
                                                                                              ===========               ===========

COMMON STOCK
  Balance at beginning of period                                                              $    30,322               $    27,833
  Issuance of common stock                                                                            423                     1,467
                                                                                              -----------               -----------
                                            BALANCE END OF PERIOD                                  30,745                    29,300

RETAINED EARNINGS
  Balance at beginning of period                                                                   17,816                    15,342
  Net income                                                                                        4,004                     3,909
  Cash dividends ($0.27 per share
    in 2000 and $0.24 in 1999)                                                                     (1,154)                     (913)
                                                                                              -----------               -----------
                                            BALANCE END OF PERIOD                                  20,666                    18,338

ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance at beginning of period                                                                   (1,031)                      998
  Unrealized gains (losses) on securities available for sale,
    net of income taxes and reclassification adjustment                                               608                    (1,423)
                                                                                              -----------               -----------
                                            BALANCE END OF PERIOD                                    (423)                     (425)
                                                                                              -----------               -----------
                           TOTAL SHAREHOLDERS EQUITY END OF PERIOD                            $    50,988               $    47,213
                                                                                              ===========               ===========




See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(dollars in thousands, except per share data)

                                                                          Three Months Ended                  Nine Months Ended
                                                                             September 30                        September 30
                                                                             ------------                        ------------
                                                                         2000            1999               2000               1999
                                                                        -----------------------           --------------------------
INTEREST INCOME
  Loans                                                                 $8,633          $ 7,198           $ 24,383           $20,986
  Investment securities
    Taxable                                                                908            1,269              2,970             3,910
    Nontaxable                                                             352              292              1,073               837
  Federal funds sold and other                                              38              261                116               716
                                                                        ------          -------           --------           -------
                                        TOTAL INTEREST INCOME            9,931            9,020             28,542            26,449
INTEREST EXPENSE
  Deposits                                                               4,701            4,120             13,040            12,180
  Federal funds purchased                                                  133               19                339                20
                                                                        ------          -------           --------           -------
                                       TOTAL INTEREST EXPENSE            4,834            4,139             13,379            12,200

                                          NET INTEREST INCOME            5,097            4,881             15,163            14,249
Provision for loan losses                                                  186              162                490               414
                                                                        ------          -------           --------           -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    4,911            4,719             14,673            13,835

NONINTEREST INCOME
  Trust fees                                                               117              108                348               336
  Service charges on deposit accounts                                       91               86                252               265
  Other service charges and fees                                           439              409              1,378             1,250
  Gain on sale of mortgage loans                                            22               66                 63               263
  Title insurance revenue                                                  323              350                830               708
  Net realized (loss) gain on securities available
     for sale                                                             --                 (4)                (4)                7
  Other                                                                    136              185                454               471
                                                                        ------          -------           --------           -------
                                     TOTAL NONINTEREST INCOME            1,128            1,200              3,321             3,300

NONINTEREST EXPENSE
  Salaries, wages and employee benefits                                  2,144            2,105              6,471             6,087
  Occupancy                                                                251              249                752               719
  Furniture and equipment                                                  476              483              1,427             1,408
  Other                                                                  1,368            1,215              3,813             3,496
                                                                        ------          -------           --------           -------
                                    TOTAL NONINTEREST EXPENSE            4,239            4,052             12,463            11,710

                           INCOME BEFORE FEDERAL INCOME TAXES            1,800            1,867              5,531             5,425
Federal income taxes                                                       498              519              1,527             1,516
                                                                        ------          -------           --------           -------
                                                   NET INCOME           $1,302          $ 1,348           $  4,004           $ 3,909
                                                                        ======          =======           ========           =======

Basic net income per share                                              $ 0.34          $  0.36           $   1.04           $  1.04
                                                                        ======          =======           ========           =======

Cash dividends per share                                                $ 0.09          $  0.06           $   0.27           $  0.24
                                                                        ======          =======           ========           =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)


                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30                      September 30
                                                                         ------------                      ------------
                                                                    2000             1999             2000             1999
                                                                   -----------------------           -----------------------
NET INCOME                                                         $1,302          $ 1,348           $4,004          $ 3,909
Other comprehensive income (loss) before income taxes
  Unrealized gains (losses) on securities
    available for sale:
         Unrealized holding gains (losses) arising
            during period                                             540             (613)             917           (2,149)
         Reclassification adjustment for realized
            losses (gains) included in net income                    --                  4                4               (7)
                                                                   ------          -------           ------          -------
Comprehensive income (loss) before income
     taxes                                                            540             (609)             921           (2,156)
         Income tax expense (benefit) related to
            comprehensive income                                      183             (340)             313             (733)
                                                                   ------          -------           ------          -------
OTHER COMPREHENSIVE INCOME (LOSS) NET OF
   INCOME TAXES                                                       357             (269)             608           (1,423)
                                                                   ------          -------           ------          -------
                                     COMPREHENSIVE INCOME          $1,659          $ 1,079           $4,612          $ 1,941
                                                                   ======          =======           ======          =======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)                                                                                   Nine Months Ended
                                                                                                            September 30
                                                                                                   2000                      1999
                                                                                                   ----                      ----
OPERATING ACTIVITIES
  Net income                                                                                        4,004                     3,909
  Adjustments to reconcile net income to cash
     provided by operations:
     Provision for loan losses                                                                        490                       414
     Provision for depreciation                                                                       848                       880
     Net amortization of securities                                                                    83                       345
     Amortization of intangibles                                                                      429                       460
     Gain on sale of mortgage loans                                                                   (63)                     (263)
     Proceeds from sales of mortgage loans                                                          7,162                    34,256
     Mortgage loans originated for sale                                                            (7,406)                  (31,216)
     Increase in interest receivable                                                                 (751)                     (441)
     Increase in other assets                                                                        (433)                     (400)
     Decrease in accrued interest and other expenses                                                 (549)                     (361)
                                                                                                 --------                  --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES                                       3,814                     7,583

INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities calls, and sales                                                                    15,196                    24,798
    Purchases                                                                                      (5,788)                  (25,433)
  Activity in held to maturity securities
    Maturities calls, and sales                                                                     4,957                     2,794
    Purchases                                                                                      (2,305)                   (1,394)
  Net increase in loans                                                                           (41,716)                  (27,325)
  Purchases of equipment and premises                                                              (1,147)                     (711)
                                                                                                 --------                  --------
                        NET CASH USED BY INVESTING ACTIVITIES                                     (30,803)                  (27,271)

FINANCING ACTIVITIES
  Net (decrease) increase in noninterest bearing deposits                                          (1,255)                    1,416
  Net increase (decrease) in interest bearing deposits                                             18,129                    (3,059)
  Net increase in other borrowings                                                                  2,896                     3,649
  Cash dividends                                                                                   (1,154)                     (913)
  Common stock issued                                                                                 423                       366
                                                                                                 --------                  --------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES                                      19,039                     1,459
                                                                                                 --------                  --------
                        DECREASE IN CASH AND CASH EQUIVALENTS                                      (7,950)                  (18,229)

             Cash and cash equivalents at beginning of period                                      26,709                    37,119
                                                                                                 --------                  --------

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 18,759                  $ 18,890
                                                                                                 ========                  ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 1999.

NOTE 2  MERGER

On August 13, 2000, IBT Bancorp ("IBT") and FSB Bancorp ("FSB") completed a merger which was accounted for as a "pooling of interests." Accordingly, results of operations, changes in financial position and other financial data for IBT and FSB have been combined on an historical basis.

NOTE 3  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. All shares and per share amounts have been adjusted for the 3.3 shares for 1 stock split declared on December 14, 1999 and paid February 18, 2000. The weighted average number of common shares outstanding were 3,858,302 and 3,758,498 for the nine month periods ending September 30, 2000 and 1999, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 1999 annual report and with the unaudited consolidated financial statements and notes thereto, as set forth on pages 3 through 8 of this report.

                 NINE MONTHS ENDING SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

         Net income equaled $4.00 million for the nine month period ended September 30, 2000, compared to $3.91 million for the same period in 1999, a 2.4% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.05% for the first nine months of 2000 and 1.06% in 1999. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 10.90% through September 30, 2000 versus 11.67% through September 30, 1999.

REVISED SUMMARY OF SELECTED FINANCIAL DATA
-------------------------------------------
(Dollars in thousands except per share data)               Year to Date
                                                           September 30
                                               ----------------------------------
                                                    2000                   1999
                                               ----------------------------------
INCOME STATEMENT DATA
   Net interest income                         $   15,163              $   14,249
   Provision for loan losses                          490                     414
   Net income                                       4,004                   3,909

PER SHARE DATA
   Net income per common share                 $     1.04              $     1.04
   Cash dividends per common share                   0.27                    0.24

RATIOS
   Average primary capital to average assets        10.47%                   9.90%
   Net income to average assets                      1.05                    1.06
   Net income to average equity                     10.90                   11.67


IBT BANCORP, INC.

TABLE 1

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


                                                                               Nine Months Ending
                                                               September 30, 2000              September  30, 1999
                                                                     Tax       Average                 Tax      Average
                                                        Average   Equivalent  Yield/      Average   Equivalent   Yield/
                                                        Balance    Interest    Rate       Balance    Interest     Rate
                                                       ---------   --------   -------     --------   --------   -------
INTEREST EARNING ASSETS
  Loans                                                 $373,638   $ 24,412      8.71%    $326,059   $ 21,063      8.61%
  Taxable investment securities                           64,728      2,839      5.85       86,701      3,816      5.87
  Nontaxable investment securities                        29,450      1,626      7.36       23,918      1,268      7.07
  Federal funds sold                                       2,528        116      6.12       19,257        696      4.82
  Other                                                    2,323        131      7.52        2,194        114      6.93
                                                        --------   --------   -------     --------   --------   -------
                  Total Earning Assets                   472,667     29,124      8.22      458,129     26,957      7.85

NONEARNING ASSETS
  Allowance for loan losses                               (4,868)                           (4,567)
  Cash and due from banks                                 17,648                            16,549
  Premises and equipment                                   9,491                             9,480
  Accrued income and other assets                         14,156                            13,226
                                                        --------                          --------
                  Total Assets                          $509,094                          $492,817
                                                        ========                          ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                      $ 65,240      1,364      2.79     $ 63,289      1,130      2.38
  Savings deposits                                       124,688      2,973      3.18      127,698      2,895      3.02
  Time deposits                                          203,810      8,703      5.69      200,383      8,155      5.43
  Borrowed funds                                           6,843        339      6.61          545         20      4.89
                                                        --------   --------   -------     --------   --------   -------
                  Total Interest Bearing Liabilities     400,581     13,379      4.45      391,915     12,200      4.15

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                         54,190                            51,024
  Other                                                    5,366                             5,222
  Shareholders' equity                                    48,957                            44,656
                                                        --------                          --------
                  Total Liabilities and Equity          $509,094                          $492,817
                                                        ========                          ========
Net interest income (FTE)                                           $15,745                          $ 14,757
                                                                    =======                          ========
Net yield on interest earning assets (FTE)                                       4.44%                             4.29%
                                                                                 =====                             =====


IBT BANCORP, INC.

TABLE 2

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

                                              Nine Month Period Ended September 30, 2000
                                                         Compared to
                                                     September 30, 1999
                                                   Increase (Decrease) Due to
                                              ------------------------------------------
                                                  Volume         Rate          Net
                                                  ------        ------        ------
Changes in Interest Income
    Loans                                        $ 3,106       $   243       $ 3,349
    Taxable investment securities                   (964)          (13)         (977)
    Nontaxable investment securities                 304            54           358
    Federal funds sold                              (729)          149          (580)
    Other investments                                  7            10            17
                                                 -------       -------       -------
              Total changes in interest income     1,724           443         2,167
Total changes in interest expense                    418           761         1,179
                                                 -------       -------       -------
         Net Change in Interest Margin (FTE)     $ 1,306       $  (318)      $   988
                                                 =======       =======       =======


IBT BANCORP, INC.

TABLE 3


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)

                                                          Year to Date
                                                          September 30
                                                       -------------------
                                                         2000        1999
                                                      --------    --------
   Summary of changes in allowance:
   Allowance for loan losses - January 1              $  4,622     $ 4,413
      Loans charged off                                   (292)       (421)
      Recoveries of charged off loans                      316         276
                                                      --------     -------
      Net loans recovered (charged off)                     24        (145)
   Provision charged to operations                         490         414
                                                      --------     -------
   Allowance for loan losses - September 30           $  5,136     $ 4,682
                                                      ========     =======

Allowance for loan losses as a % of loans                 1.29%       1.36%
                                                          ====        ====



NONPERFORMING LOANS
(Dollars in thousands)


                                                          September 30
                                                        2000        1999
                                                        -----       -----
Total amount of loans outstanding at the
   end of period                                      $397,893    $343,288
                                                      ========    ========

Nonaccrual loans                                      $    343    $  1,078
Accruing loans past due 90 days or more                  2,181         854
Restructured loans                                         182          --
                                                      --------    --------
                                              Total   $  2,706    $  1,932
                                                      ========    ========

Loans classified as nonperforming as
   a % of outstanding loans                               0.68%       0.56%
                                                          ====        ====

Loans classified as substandard to
Allowance for loan losses - September 30                  52.7%       41.3%
                                                          ====        ====

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $719,000 in the first nine months of 2000 versus $768,000 for the same period in 1999. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 2000 to the same period in 1999, fully taxable equivalent (FTE) net interest income increased $988,000 or 6.7%. An increase of 3.2% in average interest earning assets provided $1.72 million of FTE interest income. The majority of this increase was funded by a 2.2% increase in interest bearing deposits and borrowed funds, resulting in $418,000 of additional interest expense. Overall, changes in volume resulted in $1.31 million of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.37%, increasing FTE interest income by $443,000 and the average rate paid on deposits and other borrowings increased by 0.30%, increasing interest expense by $761,000. The increased interest rates earned and paid reduced FTE net interest income by $318,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.44% during 2000 versus 4.29% in 1999. The 0.15% increase in the FTE net interest yield was primarily a result of the Corporation's increased average loan to average earning asset ratio. The 2000 year to date ratio is 79.0% versus 71.2% in 1999. The increase in this ratio represents a shift of $36.7 million from lower yielding investments to loans and resulted in approximately $700,000 of additional interest income and added 0.20% to the FTE net interest yield. Other factors affecting the Corporation's FTE net interest yield include the increasing reliance on high cost funding sources such as certificates of deposit and borrowed funds, and interest rate competition for all types of loans and deposits. Management expects both trends to continue into the foreseeable future.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 75% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 2000 to September 30, 1999, the provision for loan losses was increased by $76,000 to $490,000. The provision was increased due to a slight increase in loans classified as substandard. As a percentage of loans, substandard loans to outstanding loans was 0.68% in 2000 versus 0.56% in 1999. During 2000 the Corporation had net recoveries of loans previously charged off of $24,000. As of September 30, 2000 the allowance for loan losses was $5.1 million or 1.29% of total loans. Based on management's internal analysis, the allowance for loan losses is believed to be adequate as of September 30, 2000.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on sale of mortgage loans sold, and gains and losses on investment securities available for sale. There was a $21,000 increase in fees earned from these sources during the nine months of 2000 when compared to the same period in 1999. Significant individual account changes during this period include a $122,000 increase in title insurance revenue, $106,000 in mortgage servicing fee income, and a $200,000 decrease in gains on the sale of mortgage loans originated for sale. The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. These loans are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points for the servicing of these loans. Included in other noninterest income is a $63,000 gain from the sale of $7.2 million in mortgages through the third quarter of 2000 versus a $263,000 gain on the sale of $34.3 million for the same period in 1999.

NONINTEREST EXPENSE

Noninterest expense increased $753,000 or 6.4% during the first nine months of 2000 when compared to 1999. The largest component of noninterest expense is salaries and employee benefits, which increased $384,000 or 6.3%. Salary expenses related to the acquisition of Mecosta County Abstract and Title in July 1999 account for $64,000; the remaining increase is related to normal merit and promotional salary increases and to increased staffing.

Occupancy and Furniture and equipment expenses increased $52,000 or 2.4% in 2000. Approximately $30,000 of the increase is related to the aforementioned acquisition. Other significant changes include computer expenses and service contract and equipment repairs. Other operating expenses increased $317,000 or 9.1%. The majority of this increase is related to the $243,000 costs incurred in the merger of IBT and FSB Bancorp and an additional $35,000 for the cost of title insurance sold. Printing and office supplies, postage and marketing accounted for the majority of the remaining increase.

                    QUARTER ENDED SEPTEMBER 30, 2000 AND 1999

RESULTS OF OPERATIONS

Net income equaled $1.30 million for the third quarter in 2000 compared to $1.35 million for the same period in 1999, a 3.4% decrease. The decrease was a direct result of $160,000 after tax merger related expenses incurred during the third quarter of 2000. Return on average assets equaled 1.00% for the third quarter in 2000 compared to 1.07% for the same period in 1999. Return on average equity equaled 10.81% for the third quarter in 2000, versus 11.71% for the third quarter in 1999.

REVISED SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                               Quarter Ended
                                                September 30
                                           ----------------------
                                               2000        1999
                                           ----------------------
INCOME STATEMENT DATA
      Net interest income                  $   5,097    $   4,881
      Provision for loan losses                  186          162
      Net income                               1,302        1,348
PER SHARE DATA
      Net income per common share          $    0.34    $    0.36
      Cash dividends per common share           0.09         0.06
RATIOS
      Net income to average assets              1.00%        1.07%
      Net income to average equity             10.81        11.71

NET INTEREST INCOME

When comparing net interest income for the third quarter of 2000 to the same period in 1999, a 3.6% increase in average interest-earning assets provided $640,000 of additional FTE interest income. The average rate of interest-earning assets increased 0.52%, resulting in a $307,000 increase in FTE interest income. The changes in average balances and the rates earned provided an additional $947,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest bearing liabilities, which increased by 2.8% in 2000. The average cost of these funds increased by 0.56%. The changes in the average balances and rate paid on interest- bearing deposits resulted in $693,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $254,000 in the third quarter of 2000 when compared to the same period in 1999. The Corporation's FTE net interest yield increased by 0.06% to 4.34% in the third quarter of 2000. The primary reason for the increase was a change in asset mix.

PROVISION FOR LOAN LOSSES

Comparing the quarter ended September 30, 2000 and 1999, average total loans outstanding increased 16.7%. The allowance for loan losses as a percentage of total outstanding loans was 1.29% as of September 30, 2000 and 1.36% in 1999. During the third quarter of 2000, the Corporation had net recoveries of $10,000. The amount provided for loan losses was $186,000 in 2000 versus $162,000 in 1999. The increase in the provision was due to an increase in loans classified as substandard to 0.68% as of September 30, 2000 compared to 0.56% in 1999.

NONINTEREST INCOME

Noninterest income earned in the third quarter of 2000 compared to the same period in 1999, decreased $72,000. The most significant changes were decreases in revenue generated for the sale of title insurance and related services, gain on sale of mortgage loans, and ATM access fees offset by increases in revenue from mortgage loan servicing and trust fees.

IBT BANCORP, INC.

TABLE 4

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


                                                                                        Quarter Ending
                                                                  September  30, 2000                     September 30, 1999
                                                                          Tax         Average                    Tax       Average
                                                         Average       Equivalent      Yield/        Average  Equivalent    Yield/
                                                         Balance        Interest       Rate          Balance   Interest     Rate
                                                        --------       ----------   ---------        -------- ----------   -------
INTEREST EARNING ASSETS
        Loans                                           $ 391,582       $  8,613        8.80%        $335,533  $  7,173     8.55%
        Taxable investment securities                      58,326            855        5.86           84,978     1,236     5.82
        Nontaxable investment securities                   29,624            535        7.22           24,811       443     7.14
        Federal funds sold                                  2,154             39        7.24           20,144       255     5.06
        Other                                               2,599             51        7.85            2,105        39     7.41
                                                        ---------       --------    --------         --------  -------- --------
               Total Earning Assets                       484,285         10,093        8.34          467,571     9,146     7.82

NONEARNING ASSETS
        Allowance for loan losses                          (5,028)                                     (4,664)
        Cash and due from banks                            18,182                                      17,168
        Premises and equipment                              7,965                                      10,169
        Accrued income and other assets                    14,248                                      13,654
                                                        ---------                                    --------
               Total Assets                             $ 519,652                                    $503,898
                                                        =========                                    ========
INTEREST BEARING LIABILITIES
        Interest bearing demand deposits                $  71,214            577        3.24         $ 65,272       400     2.45
        Savings deposits                                  119,876            966        3.22          128,810       991     3.08
        Time deposits                                     210,994          3,158        5.99          203,166     2,733     5.38
        Borrowed funds                                      7,763            133        6.85            1,365        17     4.98
                                                        ---------       --------    --------         --------  -------- --------
               Total Interest Bearing Liabilities         409,847          4,834        4.72          398,613     4,141     4.16
NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
        Demand deposits                                    57,292                                      53,232
        Other                                               4,350                                       6,011
        Shareholders' equity                               48,163                                      46,042
                                                        ---------                                    --------
               Total Liabilities and Equity             $ 519,652                                    $503,898
                                                        =========                                    ========
Net interest income (FTE)                                               $  5,259                               $  5,005
                                                                        ========                               ========
Net yield on interest earning assets (FTE)                                              4.34%                               4.28%
                                                                                        =====                               =====

IBT BANCORP, INC.

TABLE 5

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

                                                 Quarter Ended September 30, 2000
                                                             Compared to
                                                         September 30, 1999
                                                     Increase (Decrease) Due to
                                                 --------------------------------
                                                  Volume      Rate        Net
                                                  ------      ----        ---
CHANGES IN INTEREST INCOME
     Loans                                       $ 1,228    $   212    $ 1,440
     Taxable investment securities                  (391)        10       (381)
     Nontaxable investment securities                 87          5         92
     Federal funds sold                             (294)        78       (216)
     Other Investments                                10          2         12
                                                 -------    -------    -------
              Total changes in interest income       640        307        947
Total changes in interest expense                    184        509        693
                                                 -------    -------    -------
         Net Change in Interest Margin (FTE)     $   456    $  (202)   $   254
                                                 =======    =======    =======


NONINTEREST EXPENSE

Noninterest expense increased $187,000 during the third quarter of 2000 when compared to 1999. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Comparing 2000 to 1999, salaries and employee benefits increased $39,000, occupancy expense and furniture and equipment expense decreased $5,000, and other operating expenses increased $153,000. The increase in other operating expenses was primarily due to $243,000 of merger related expense incurred in the third quarter of 2000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 1999, total assets increased $23.1 million to $526.7 million. During this period the loan portfolio increased $42.0 million, fed funds sold decreased $4.6 million, and investment securities decreased $11.2 million. Changes in funding sources include a $1.3 million decrease in noninterest bearing deposits, an increase in interest bearing deposits of $18.1 million, an increase in borrowings of $2.9 million, and a $3.9 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 2000, cash and cash equivalents as a percentage of total assets equaled 3.6%, versus 5.3% as of December 31, 1999. During the first nine months of 2000, $3.8 million in net cash was provided from operations, and $19.0 million was provided by financing activities. Investing activities used $30.8 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $8.0 million decrease in cash and cash equivalents during the first nine months of 2000.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $74.4 million as of September 30, 2000 and $86.4 million as of December 31, 1999. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and reduced by accumulated other comprehensive income; and increased approximately $3.9 million since December 31, 1999.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, less unamortized acquisition intangible, was 10.0% at September 30, 2000.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2000:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                     IBT Bancorp
                                                                  Actual
                                             Required            09/30/00
                                           ------------         ------------
         Equity Capital                       4.00%               13.02%
         Secondary Capital*                   4.00                 1.25
         Total Capital                        8.00%               14.27%

  * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and holds no trading account assets. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows.

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

Quantitative Disclosures of Market Risk

                                                               September 30                                            Fair Value
                                       ---------------------------------------------------------------------------------------------
                                           2001       2002        2003       2004       2005    Thereafter    Total     09/30/00
                                       ---------------------------------------------------------------------------------------------
Rate sensitive assets
  Fixed interest rate securities         $ 13,680    $20,770    $21,768     $12,522    $ 5,144     $16,017    $ 89,901    $ 89,887
    Average interest rates                   5.87%      5.82%      5.55%       5.71%      5.42%       5.37%       5.64%
  Fixed interest rate loans              $105,638    $68,688    $78,588     $59,373    $30,259     $ 9,009    $351,555    $352,936
    Average interest rates                   8.39%      8.20%      8.41%       8.03%      8.30%       8.28%       8.29%
  Variable interest rate loans           $ 44,342    $ 1,800    $   177     $    19         --          --    $ 46,338    $ 46,338
    Average interest rates                  10.79%     10.91%      9.60%      10.49%        --          --       10.79%

Rate sensitive liabilities
  Borrowed funds                         $  9,006         --         --          --         --          --    $  9,006    $  9,006
    Average interest rates                   6.65%        --         --          --         --          --        6.65%
  Savings and NOW accounts               $110,737    $16,662    $13,089     $11,778    $10,240     $26,341    $188,847    $188,847
    Average interest rates                   3.94%      2.13%      2.13%       2.13%      2.13%       2.15%       3.19%
  Fixed interest rate time
    deposits                             $115,634    $40,128    $23,320     $16,835    $17,363          --    $213,280    $212,905
    Average interest rates                   5.71%      6.21%      6.04%       5.76%      6.61%         --%       5.92%
  Variable interest rate time
    deposits                             $    911    $   282         --          --         --          --    $  1,193    $  1,193
    Average interest rates                   6.01%      6.01%        --          --         --          --        6.01%


Quantitative Disclosures of Market Risk

                                                                        September 30                                     Fair Value
                                       ---------------------------------------------------------------------------------------------
                                           2000       2001       2002        2003       2004     Thereafter    Total      09/30/99
                                       ---------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets          $    500         --         --          --         --          --    $    500    $    500
    Average interest rates                   5.20%        --         --          --         --        5.20%
  Fixed interest rate securities         $ 31,641    $22,791    $19,599    $ 15,075    $ 8,776    $ 10,913    $108,795    $108,686
    Average interest rates                   5.65%      5.82%      5.58%       5.65%      5.77%       6.40%       5.76%
  Fixed interest rate loans              $ 88,964    $64,833    $62,231    $ 41,678    $36,914    $ 10,070    $304,690    $305,328
    Average interest rates                   8.10%      8.13%      7.99%       8.11%      7.68%       7.66%       8.02%
  Variable interest rate loans           $ 36,471    $ 1,768    $   306    $     53         --          --    $ 38,598    $ 38,598
    Average interest rates                  10.00%     10.37%      8.69%       8.52%        --          --       10.00%

Rate sensitive liabilities
  Borrowed funds                         $  3,686         --         --          --         --          --    $  3,686    $  3,686
    Average interest rates                   5.50%        --         --          --         --          --        5.50%
  Savings and NOW accounts               $ 98,091    $16,150    $12,821    $  9,816    $ 9,566    $ 35,228    $181,672    $181,672
    Average interest rates                   3.44%      2.13%      2.13%       2.13%      2.13%       2.14%       2.84%
  Fixed interest rate time
    deposits                             $108,845    $28,905    $27,235    $ 17,323    $13,613    $      5    $195,926    $195,981
    Average interest rates                   5.11%      5.68%      6.15%       5.85%      5.52%       5.34%       5.43%
  Variable interest rate time
    deposits                             $    670    $   449    $     9          --         --          --    $  1,128    $  1,128
    Average interest rates                   4.96%      4.96%      4.96%         --         --          --        4.96%


                           PART II - OTHER INFORMATION


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibit 27 - Financial Data Schedule
          (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IBT Bancorp, Inc.
                         ------------------------------



Date: November 9, 2000              /s/David W. Hole
     --------------------------     --------------------------------------------
                                    David W. Hole, President/CEO



                                    /s/Dennis P. Angner
                                    --------------------------------------------
                                    Dennis P. Angner, Treasurer
                                    (Principal Financial and Accounting Officer)

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule