Form 10-K
period 2000-12-31
IBT BANCORP INC /MI/
filed 2001-03-27
CIK 842517

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2000
                          -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    --------------------
Commission File Number:               0-18415
                       --------------------------------------------------------
                               IBT BANCORP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                       38-2830092
    -------------------------------                  --------------------------
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

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class               Name of each exchange on which registered
------------------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock -- $0.00 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $119,856,000 as of March 20, 2001.

The number of shares outstanding of the registrant's Common Stock ($0 par value) was 3,866,619 as of March 20, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                          Part of Form 10-K Incorporated into
         ---------                          ------------------------------------
IBT Bancorp, Inc. Proxy Statement
for its Annual Meeting of                   Part III
  Shareholders to be held
  May 8, 2001

                                     PART I

ITEM 1.  BUSINESS

GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has five subsidiaries: Isabella Bank and Trust, Farmers State Bank, IBT Financial Services, IBT Title, and IBT Loan Production. Isabella Bank and Trust has fifteen banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. Farmers State Bank has three offices located in Gratiot and Saginaw Counties. IBT Financial Services is a full service retail brokerage and insurance agency offering stocks, bonds, mutual funds, life insurance, casualty insurance, and fixed and variable annuities. IBT Title provides title insurance, abstract searches, and closes loans in Isabella County and Mecosta County. IBT Loan Production originates residential real estate mortgages. Its principle products are 15 and 30 year fixed rate loans. All loans originated are sold with servicing to Isabella Bank and Trust. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 24,000. Markets served include Isabella, Gratiot, Mecosta, southwest Midland, western Saginaw, northern Montcalm, and southern Clare. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with enrollment of approximately 30,000 students. The area unemployment rate is approximately 3.5% and average household income is $35,000.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. Its subsidiary banks are community banks and focus on providing high-quality, personalized service at a fair price. The banks offer a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and charge card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The subsidiary banks limit lending activities to local markets and have not purchased any loans from the secondary market. They do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and limited corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the banks loan portfolio, as of December 31, 2000.

LOANS BY MAJOR LENDING CATEGORY

  (in thousands)                                             Amount         %
                                                            --------      -----
Residential real estate
  One to four family residential                            $176,688        43.8
  Construction & land development                             19,122         4.7
                                                            --------      ------
    Total                                                    195,810        48.5
Commercial
  Commercial and real estate                                  74,658        18.5
  Farmland & agricultural production                          49,221        12.2
  Commercial and other                                        36,423         9.0
                                                            --------      ------
    Total                                                    160,302        39.7
Other individual
  Other personal                                              45,239        11.2
  Credit cards                                                 2,328         0.6
                                                            --------      ------
    Total                                                     47,566        11.8
                                                            --------      ------
    TOTAL                                                   $403,679      100.0%
                                                            ========      ======

First and second residential mortgages are the single largest category of loans (43.8% of total loans). The Corporation, through its subsidiary banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgement about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. Currently all loans with a fixed maturity over 7 years are sold. The Corporation has a policy that these loans may not exceed 5% of its total assets.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the loans have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, (verification of employment, income, and financial information). Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $250,000 require the approval of either the subsidiary bank's Board of Directors or its loan committee.

Construction and land development loans consist mostly of 1 to 4 family residential properties. These loans have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Construction loans are either converted to permanent loans at the completion of construction or are paid off from financing through another financial institution.

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial operating loans equaled 39.7% of the Corporation's loan portfolio at December 31, 2000. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $4.5 million in the aggregate at its subsidiary banks. Borrowers with credit needs of more than $4.5 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analysis, and reviews credit reports.

Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. Loan amortization is generally for a period of up to 5 years; except home improvement loans, which are amortized for up to 10 years. The underwriting emphasis is on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold in the secondary market. All student loans are sold in the secondary market upon reaching a payout status.

SUPERVISION AND REGULATION

The Corporation is subject to supervision and regulation by the Federal Reserve Board under the Financial Services Holding Company Act of 2000. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it. (See Regulation below.)

Isabella Bank and Trust and Farmers State Bank are chartered by the State of Michigan. The banks are members of the Federal Reserve System, their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law, and are members of the Federal Home Loan Bank of Indianapolis. The banks and IBT Loan Production are supervised and regulated by the Office of Financial and Insurance Services and the Federal Reserve Board. (See Regulation below)

IBT Financial Services, Inc., is a registered broker-dealer and insurance agency and subject to regulation by the Securities and Exchange Commission under federal securities laws. This subsidiary is also subject to regulation under state securities laws and regulation by the Office of Financial and Insurance Services.

The Bank's non-banking subsidiary, IBT Title, is a licensed insurance agency and is subject to regulation by the Office of Financial and Insurance Services.

PERSONNEL

As of December 31, 2000, the Corporation had one full-time employee, Isabella Bank and Trust had 180, Farmers State Bank had 49, IBT Financial Services had four, IBT Title had ten, and IBT Loan Production had one. The Corporation and the Bank provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Corporation's subsidiary banks are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Bank's business. However, neither the Corporation nor the banks are involved in any material pending litigation.

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

THE CORPORATION

The Corporation, as a financial services holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("BHC Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve

Board"). The Corporation is registered as a financial services holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board requires. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiaries.

Prior to March 13, 2000, a bank holding company generally was prohibited under the BHC Act from acquiring the beneficial ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve Board's prior approval. Also, prior to March 13, 2000, a bank holding company generally was limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be closely related to banking.

Under the Gramm-Leach-Bliley Act of 1999 ("GLB Act"), beginning March 13, 2000, an eligible bank holding company may elect to become a financial holding company and thereafter affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; activities that the Federal Reserve Board has determined to be closely related to banking; and other activities that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to a financial activity. No Federal Reserve Board approval is required for a financial holding company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as defined in the GLB Act or as determined by the Federal Reserve Board.

A bank holding company is eligible to become a financial holding company if each of its subsidiary banks and savings associations is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act ("FDI Act"), is well managed and has a rating under the Community Reinvestment Act
(CRA) of satisfactory or better. If any bank or savings association subsidiary of a financial holding company ceases to be well capitalized or well managed, the Federal Reserve Board may require the financial holding company to divest the subsidiary. Alternatively, the financial holding company may elect to conform its activities to those permissible for bank holding companies that do not elect to become financial holding companies. If any bank or savings association subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the financial holding company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

The Corporation became a financial holding company effective March 13, 2000. It continues to maintain its status as a bank holding company for purposes of other Federal Reserve Board regulations.

Under Federal Reserve Board policy, the Corporation is expected to act as a source of financing strength to its subsidiary banks and to commit resources to support its subsidiaries. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Corporation would not otherwise be required to provide it.

Under Michigan law, if the capital of a Michigan state chartered bank (such as the Corporation's bank subsidiaries) has become impaired by losses or otherwise, the Commissioner of the Office of Financial and Insurance Services may require that the deficiency in capital be met by assessment upon the Bank's stockholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any stockholder within 30 days of the date of mailing of notice thereof to such stockholder, cause the sale of the stock of such stockholder to pay such assessment and the costs of sale of such stock.

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

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 24 and "Note I -- Commitments and Other Matters" and
"Note M -- Regulatory Capital Matters" on pages 46, 48, and 49, respectively.

SUBSIDIARY BANKS

The banks are subject to regulation and examination primarily by the Office of Financial and Insurance Services. As insured state banks, which are members of the Federal Reserve Bank of Chicago, the subsidiaries are also subject to regulation and examination by the FDIC and the Federal Reserve.

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

The banks are also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. For example, a Michigan state bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends).

The payment of dividends by the Corporation and the banks is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Recently enacted legislation will impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

These regulations and restrictions may limit the Corporation's ability to obtain funds from its subsidiary banks for its cash needs, including payment of dividends and operating expenses.

The activities and operations of the banks are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Trust-in-Lending Act, Truth-in-Saving and Regulation Z of the Federal Reserve Board and the Federal Bank Merger Act.

ITEM 2. PROPERTIES

The Corporation's offices are located in the main office building of the Isabella Bank and Trust. Isabella Bank and Trust owns 15 branches and leases one and Farmers State Bank owns three branches. IBT Title owns one office, and leases one. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 2000.

                                           Year      Approximate         Net
                                         Facility       Square        Book Value
                                          Opened       Footage       12/31/00 (1)
                                         --------    -----------     -----------
Isabella Bank and Trust
  Main Office
  200 East Broadway (2)
  Mt. Pleasant, Michigan                   1903         27,640        $  201,950

Main Office Extension
  Customer Service Center
  139 East Broadway
  Mt. Pleasant, Michigan                   1985         16,736           461,259

Operations Center (7)
  2750 Three Leaves Drive
  Mt. Pleasant, Michigan                   2001         15,000         1,065,100

Isabella County Branch Offices
  1416 East Pickard (3)
  Mt. Pleasant, Michigan                   1983          1,450           488,200

  2133 South Mission (6)
  Mt. Pleasant, Michigan                   1976          1,560           382,127

  200 South University (4)
  Mt. Pleasant, Michigan                   1964          1,795            56,300

  1402 West High
  Mt. Pleasant, Michigan                   1973          2,150            49,734

  401 East Main Street (5)
  Blanchard, Michigan                      1911          6,561            14,060


                                         Year                            Net
                                       Facility       Approximate    Book Value
                                        Opened        Sq. Footage   12/31/00 (1)
                                       --------       -----------   ------------
  500 East Wright Avenue
  Shepherd, Michigan                     1980             1,830       $176,453

  3388 N. Woodruff Road
  Weidman, Michigan                      1975             5,400         66,777

  1867 Winn Road
  Beal City, Michigan                    1977             1,100         48,612

Montcalm County Branch Office
  313 W. Bridge Street (6)
  Six Lakes, Michigan                    1966             1,527        404,993

Clare County Branch Offices
  532 N. McEwan Street
  Clare, Michigan                        1993             7,300        361,718

  1125 N. McEwan Street
  Clare, Michigan                        1997               525        406,156

Mecosta County Branch Offices
  220 W. Wheatland Street
  Remus, Michigan                        1998             4,273        307,513

  240 E. Northern Avenue
  Barryton, Michigan                     1998             4,273        253,874

  8529 - 100th Avenue
  Stanwood, Michigan                     1998             2,665         16,937

IBT Title
  Isabella County
  209 E. Broadway
  Mt. Pleasant, Michigan                 1998             2,640        209,445

  Mecosta County
  119 Michigan Avenue
  Big Rapids, Michigan                   1999             1,700         53,397


                                       Year                              Net
                                     Facility       Approximate      Book Value
                                      Opened        Sq. Footage     12/31/00 (1)
                                     --------       -----------     ------------
Farmers State Bank
  Main Office (8)                      1967             13,700        $312,800
  316 E. Saginaw
  Breckenridge, Michigan

  Ithaca Branch
  1402 E. Center
  Ithaca,Michigan                      1991              2,387         197,700

  Hemlock Branch
  16490 Gratiot
  Hemlock, Michigan                    1994              1,840         200,140

(1)  includes land and buildings
(2)  substantially remodeled in 1986
(3)  substantially remodeled in 1990
(4)  partially remodeled in 1986 and 1988
(5)  substantially remodeled in 1976 and partially remodeled in 1986
(6)  substantially remodeled in 1992 and 1996
(7)  work-in-process, completed 2-10-01
(8)  substantially remodeled in 1985 and 1993

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and its banks are not involved in any material pending legal proceedings. The banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions which arises out of the normal course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2000 to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on May 8, 2001.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:


                                                                        YEARS OF
         NAME                        AGE               POSITION          SERVICE
         ----                        ---               --------         --------
David W. Hole                         63           President and CEO        41
Mary Ann Breuer                       61           Secretary                41
Dennis P. Angner                      45           Exec. VP/Treasurer       17
Richard J. Barz                       52           Vice President           28
Herbert C. Wybenga                    65           Vice President           15

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 1999 through December 31, 2000 there were, so far as management knows,123 sales of the Corporation's common stock. These sales involved 97,156 shares, as adjusted for a 3.3 for 1 stock split declared in December 1999 paid in February 2000. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $30.00 per share in 2000, and the lowest price was $23.33 per share in the first quarter of 1999. The following is a summary of all known transfers since January 1, 1999. All of the information has been adjusted to reflect the stock dividend referred to above.


                                          Number of   Number of    Low     High
                              Date          Sales       Shares     Bid      Bid
                              ----        ---------   ---------  ------   ------
                              1999
                     First Quarter            12       27,430    $23.33   $24.85
                    Second Quarter             7        4,376     23.79    25.76
                     Third Quarter            18        4,704     24.24    27.27
                    Fourth Quarter            15        3,704     27.27    27.27

                              2000
                     First Quarter            17        4,859    $30.00   $30.00
                    Second Quarter            18       16,116     30.00    30.00
                     Third Quarter            18       22,288     30.00    30.00
                    Fourth Quarter            18       13,679     30.00    30.00

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 3.3 for 1 stock split.


                                                         2000      1999
                                                        -----     -----
                     First Quarter                      $0.09     $0.08
                    Second Quarter                       0.09      0.08
                     Third Quarter                       0.09      0.08
                    Fourth Quarter                       0.27      0.24
                                                        -----     -----
                                          TOTAL         $0.54     $0.50
                                                        =====     =====

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 3,871,552 shares are issued and outstanding as of December 31, 2000 (as adjusted for the stock split paid February 18, 2000). As of year end 2000, there were 1,440 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                     SUMMARY OF SELECTED FINANCIAL DATA (1)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                           2000        1999         1998         1997         1996
                                           ----        ----         ----         ----         ----
INCOME STATEMENT DATA
  Total interest income                 $ 38,754     $ 35,445     $ 33,651     $ 30,397     $ 29,171
  Net interest income                     20,352       19,224       17,601       16,197       15,563
  Provision for loan losses                  565          509          531          476          560
  Net income                               5,431        5,244        4,701        4,649        4,349
BALANCE SHEET DATA
  End of year assets                    $540,897     $503,596     $485,983     $414,095     $389,508
  Daily average assets                   516,145      493,606      451,668      396,153      378,948
  Daily average deposits                 452,664      441,566      405,291      346,845      333,567
  Daily average loans/net                380,392      332,083      300,794      278,293      253,884
  Daily average equity                    50,506       45,482       41,670       38,095       34,762
PER SHARE DATA (2)
  Net income                            $   1.41     $   1.38     $   1.25     $   1.25     $   1.19
  Cash dividends                            0.54         0.50         0.48         0.45         0.42
  Book value (at year end)                 13.41        12.24        11.82        10.67         9.80
FINANCIAL RATIOS
  Shareholders' equity to assets            9.60%        9.35%        9.09%       10.05%        9.50%
  Net income to average equity             10.75        11.53        11.28        12.20        12.51
  Cash dividend payout to net income       38.30        36.80        37.94        36.07        35.60
  Net income to average assets              1.05         1.06         1.04         1.17         1.15


                                                    2000                                              1999
                                  ----------------------------------------         -----------------------------------------
Quarterly Operating Results:        4th        3rd        2nd        1st              4th        3rd        2nd        1st
                                  -------    -------    -------    -------          -------    -------    -------    -------
   Total interest income          $10,212    $ 9,931    $ 9,448    $ 9,163          $ 8,899    $ 9,020    $ 8,873    $ 8,652
   Interest expense                 5,023      4,834      4,417      4,128            4,019      4,139      4,042      4,021
   Net interest income              5,189      5,097      5,031      5,035            4,900      4,881      4,831      4,632
   Provision for loan losses           75        186        179        125               65        162        158        124
   Noninterest income               1,084      1,128      1,165      1,028            1,129      1,200      1,026      1,035
   Noninterest expenses             4,214      4,239      4,127      4,097            4,107      4,052      3,834      3,825
   Net income                       1,427      1,302      1,363      1,339            1,313      1,348      1,338      1,245

Per Share of Common Stock: (2)
   Net income                     $  0.37    $  0.34    $  0.35    $  0.35          $  0.35    $  0.35    $  0.35    $  0.33
   Cash dividend                     0.27       0.09       0.09       0.09             0.26       0.08       0.08       0.08
   Book value                       13.41      13.18      12.72      12.64            12.24      12.29      12.06      11.87

(1) Restated for the merger in August 2000 with FSB Bancorp, which was accounted for as a pooling of interests. See Note B of Notes to Consolidated Financial Statements.

(2) Retroactively restated for the 3.3 for 1 stock split declared on December 14, 1999, paid February 18, 2000.

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

                                                    2000                           1999                           1998
                                      -----------------------------   ----------------------------   ----------------------------
                                                    Tax     Average                Tax     Average                Tax     Average
                                       Average  Equivalent   Yield/   Average  Equivalent   Yield/   Average  Equivalent   Yield/
                                       Balance   Interest     Rate    Balance   Interest     Rate    Balance   Interest     Rate
                                      --------  ----------  -------  --------  ----------  -------  --------  ----------  -------
INTEREST EARNING ASSETS
  Loans                               $380,392    $33,333    8.76%   $332,083    $28,612    8.62%   $300,794    $26,981    8.97%
  Taxable investment securities         62,581      3,666    5.86      83,984      4,927    5.87      83,090      5,000    6.02
  Nontaxable investment securities      29,914      2,194    7.33      24,710      1,729    7.00      21,753      1,530    7.03
  Federal funds sold                     2,731        170    6.22      15,177        734    4.84      12,033        644    5.35
  Other                                  2,256        173    7.67       2,266        153    6.75       1,972        144    7.30
                                      --------    -------    ----    --------    -------    ----    --------    -------    ----
            TOTAL EARNING ASSETS       477,874     39,536    8.27     458,220     36,155    7.89     419,642     34,299    8.17

NONEARNING ASSETS

  Allowance for loan losses             (4,939)                        (4,589)                        (4,405)
  Cash and due from banks               18,253                         17,006                         15,633
  Premises and equipment                10,385                          9,640                          8,338
  Accrued income and other assets       14,572                         13,329                         12,460
                                      --------                       --------                       --------
      TOTAL ASSETS                    $516,145                       $493,606                       $451,668
                                      ========                       ========                       ========

INTEREST BEARING LIABILITIES

  Interest bearing demand deposits    $ 68,017      1,987    2.92    $ 62,713      1,485    2.37    $ 53,679      1,399    2.61
  Savings deposits                     122,610      3,908    3.19     127,259      3,870    3.04     110,819      3,596    3.24
  Time deposits                        206,849     12,032    5.82     199,373     10,808    5.42     190,986     11,049    5.79
  Borrowed funds                         7,158        475    6.64       1,224         64    5.23         383         21    5.48
                                      --------    -------    ----    --------    -------    ----    --------    -------    ----
    TOTAL INTEREST BEARING
      LIABILITIES                      404,634     18,402    4.55     390,569     16,227    4.15     355,867     16,065    4.51

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY

  Demand deposits                       55,188                         52,221                         49,807
  Other                                  5,817                          5,334                          4,324
  Shareholders' equity                  50,506                         45,482                         41,670
                                      --------                       --------                       --------
    TOTAL LIABILITIES AND
      EQUITY                          $516,145                       $493,606                       $451,668
                                      ========                       ========                       ========
NET INTEREST INCOME (FTE)                         $21,134                        $19,928                        $18,234
                                                  =======                        =======                        =======
NET YIELD ON INTEREST EARNING
  ASSETS (FTE)                                               4.42%                          4.35%                          4.35%
                                                             =====                          =====                          =====


RESULTS OF OPERATIONS

The Corporation achieved record net income for the fourteenth consecutive year in 2000 with earnings of $5,431,000 versus $5,244,000 in 1999. Earnings per share was $1.41, an increase of $0.03 from 1999.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.05% in 2000, 1.06% in 1999, and 1.04% in 1998. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 10.75% in 2000, 11.53% in 1999, and 11.28% in 1998.

The Corporation's subsidiary bank, Isabella Bank and Trust, completed the purchase of three branches from Old Kent Bank on March 31, 1998. The purchase included approximately $43.1 million in deposits and $233,000 in loans. IBT Title, a wholly owned subsidiary of IBT Bancorp, acquired Isabella County Abstract Company on July 31, 1998 and Mecosta County Abstract and Title on June 30, 1999. The acquisitions included premises, equipment, and abstract title plants. The purchase prices were less than 1% of the Corporation's assets. The Results of Operations and Changes in Financial Position include the operating results from the dates of purchase. On August 10, 2000 the Corporation merged with FSB Bancorp of Breckenridge, Michigan. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information for all periods presented.

NET INTEREST INCOME

The Corporation derives the majority of its income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors, however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $957,000 in 2000; $1.2 million in 1999; and $1.3 million in 1998. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                                2000 Compared to 1999           1999 Compared to 1998
                                                             Increase (Decrease) Due to      Increase (Decrease) Due to
                                                             --------------------------      --------------------------
                                                              Volume    Rate      Net        Volume     Rate      Net
                                                             -------   ------   -------      ------   -------    ------
CHANGES IN INTEREST INCOME
  Loans                                                      $ 4,226   $  495   $ 4,721      $2,708   $(1,077)   $1,631
  Taxable investment securities                               (1,254)      (7)   (1,261)         59      (132)      (73)
  Nontaxable investment securities                               378       87       465         207        (8)      199
  Federal funds sold                                            (730)     166      (564)        153       (63)       90
  Other                                                           (1)      21        20          21       (12)        9
                                                             -------   ------   -------      ------   -------    ------
    TOTAL CHANGES IN INTEREST INCOME                           2,619      762     3,381       3,148    (1,292)    1,856

CHANGES IN INTEREST EXPENSE

  Interest bearing demand deposits                               133      369       502         223      (137)       86
  Savings deposits                                              (144)     182        38         509      (235)      274
  Time deposits                                                  415      809     1,224         470      (711)     (241)
  Federal funds purchased                                        389       22       411          43        --        43
                                                             -------   ------   -------      ------   -------    ------
    TOTAL CHANGES IN INTEREST EXPENSE                            793    1,382     2,175       1,245    (1,083)      162

 NET CHANGE IN FTE NET INTEREST INCOME                        $1,826   $ (620)  $ 1,206      $1,903   $  (209)   $1,694
                                                             =======   ======   =======      ======   =======    ======

As shown in Tables 1 and 2, when comparing year ending December 31, 2000 to 1999, fully taxable equivalent (FTE) net interest income increased $1.21 million or 6.1%. An increase of 4.3% in average interest earning assets provided $2.62 million of FTE interest income. The majority of this growth was funded by a 3.6% increase in interest bearing liabilities, resulting in $793,000 of additional interest expense. Overall, changes in volume resulted in $1.83 million in additional FTE interest income. The average FTE interest rate earned on assets increased by 0.38%, increasing FTE interest income by $762,000, and the average rate paid on deposits increased by 0.40%, increasing interest expense by $1.38 million. The net change related to interest rates earned and paid was a $620,000 decrease in FTE net interest income.

The Corporation's FTE net yield as a percentage of average earning assets increased 0.07%. The increase was primarily a result of an increase in average loans to total average earning assets. The ratio in 2000 was 79.6% versus 72.5% in 1999. The increase in this ratio represents a $33.9 million shift from lower yielding investments to loans. The shift resulted in approximately $500,000 of FTE interest income or 0.10% increase in the net yield. Other factors negatively affecting the Corporation's net interest margin are the increasing reliance on higher cost deposits such as certificates of deposit and money market accounts to fund asset growth, and intense rate competition for new commercial and installment loans. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue and for rates charged for loans in relation to deposit costs to continue declining.

Net interest income increased $1.7 million to $19.9 million in 1999 from $18.2 million in 1998. As shown in Tables 1 and 2, in 1999 (FTE) interest income increased $3.1 million, from a 9.2% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 9.8% increase in interest bearing liabilities that resulted in additional interest expense of $1.2 million. Overall, the Corporation earned an additional $1.9 million in FTE interest income as a result of volume. The average rate earned in 1999 decreased by 0.28%, decreasing FTE interest income by $1.3 million, and the average rate paid on deposits decreased by 0.36%, decreasing interest expense by $1.1 million. The net result of decreased interest rates earned and paid decreased FTE net interest income by $200,000.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 84.7% of the Corporation's total year end deposits, and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, both the Board of Directors and senior management spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential future losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 13.4% in 2000 and 11.6% in 1999. The provision for loan losses in 2000 was $565,000, a $56,000 increase from 1999 and a $34,000 increase from 1998. The allowance for loan losses as a percentage of total outstanding loans at year end 2000 was 1.28% compared to 1.30% at December 31, 1999. The Corporation's net charged off loans as a percentage of average loans was 0.01% in 2000 and 0.09% in 1999.

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

                                                                                  December 31
                                                   -------------------------------------------------------------------------
                                                      2000             1999            1998           1997            1996
                                                    --------         --------        --------       --------        --------
Amount of loans outstanding
  at the end of year                                $403,679         $355,846        $318,914       $286,525        $279,731
                                                    ========         ========        ========       ========        ========
Average amount of gross loans
  outstanding for the year                          $380,392         $332,083        $300,794       $281,148        $256,378
                                                    ========         ========        ========       ========        ========
Summary of changes in allowance
  Allowance for loan losses -- January 1            $  4,622         $  4,412        $  4,112       $  4,028        $  3,637
    Loans charged off
      Commercial and agricultural                         65              221             252            299             251
      Real estate mortgage                                58               78              70            181              36
      Personal                                           295              347             297            227             239
                                                   ---------         --------        --------      ---------       ---------
        TOTAL LOANS CHARGED OFF                          418              646             619            707             526
    Recoveries

      Commercial and agricultural                        172               86             255            169             220
      Real estate mortgage                                64               92              13              2               1
      Personal                                           157              169             120            144             136
                                                   ---------         --------        --------      ---------       ---------
        TOTAL RECOVERIES                                 393              347             388            315             357
    Net charge offs                                       25              299             231            392             169
    Provision charged to income                          565              509             531            476             560
                                                   ---------         --------        --------      ---------       ---------
      ALLOWANCE FOR LOAN LOSSES -- DECEMBER 31     $   5,162         $  4,622        $  4,412      $   4,112       $   4,028
                                                   =========         ========        ========      =========       =========
  Ratio of net charge offs during the
    year to average loans outstanding                  0.01%            0.09%           0.08%          0.14%           0.07%
                                                       =====            =====           =====          =====           =====
  Ratio of the allowance for loan losses
    to loans outstanding at year end                   1.28%            1.30%           1.38%          1.44%           1.44%
                                                       =====            =====           =====          =====           =====

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 2000 and 1999 equaled 0.46% and 0.44% of total loans, respectively. The peer group analysis as of September 30, 2000 (the peer group is a composite of financial information of all bank holding companies with assets between $500 million and $1 billion; there were 258 holding companies in the Corporation's peer group for the period indicated) showed on average nonperforming loans were 0.43%. The Banks' policies, including a loan considered impaired under SFAS No. 118, are to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, it is determined that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection. Restructured loans are loans whose terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

                          TABLE 4. NONPERFORMING LOANS
                             (Dollars in thousands)

The following loans are all the credits which require classification for state or federal regulatory purposes.

                                                                                  December 31
                                                        ----------------------------------------------------------------
                                                         2000           1999          1998           1997           1996
                                                        ------         ------        ------        ------           ----
Nonaccrual loans                                        $  382         $  945        $  274        $  824           $181
Accruing loans past due 90 days or more                  1,484            618         1,130           504            662
                                                        ------         ------        ------        ------           ----
    TOTAL NONPERFORMING LOANS                           $1,866         $1,563        $1,404        $1,328           $843
                                                        ======         ======        ======        ======           ====

      NONPERFORMING LOANS AS % OF LOANS                  0.46%          0.44%         0.44%         0.46%          0.30%
                                                         =====          =====         =====         =====          =====


As of December 31, 2000, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 2000. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 25.2% to commercial and agricultural loans; 30.2% to real estate loans; 37.3% to installment loans; and 7.3% unallocated. When analyzing the adequacy of the allowance for loan losses at December 31, 2000, management reclassified commercial installment loans from the installment category to the commercial category, resulting in a shift of allocated allowance from installment to commercial and agricultural loans. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available for any future loans without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:

                                                                  December 31
                             --------------------------------------------------------------------------------------
                                      2000                  1999                  1998                  1997
                             --------------------  --------------------  --------------------  --------------------
                                        % of Each             % of Each             % of Each             % of Each
                                         Category              Category              Category              Category
                             Allowance   to Total  Allowance   to Total  Allowance   to Total  Allowance   to Total
                               Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Commercial and agricultural    $1,301     26.65%     $1,502     26.1%    $1,473       27.3%      $1,515     26.9%
Real estate mortgage            1,559     59.96       1,232     59.8      1,171       58.4          911     55.7
Installment                     1,923     13.39       1,555     14.1      1,467       14.3        1,391     17.4
Unallocated                       379                   333                 301                     295
                               ------     -----      ------    -----     ------      -----       ------    -----
    TOTAL                      $5,162     100.0%     $4,622    100.0%    $4,412      100.0%      $4,112    100.0%
                               ======     =====      ======    =====     ======      =====       ======    =====




                                  December 31
                              -------------------
                                      1996
                              -------------------
                                        % of Each
                                         Category
                             Allowance   to Total
                               Amount     Loans
                             ---------  ---------

Commercial and agricultural    $1,524     27.8%
Real estate mortgage              705     54.8
Installment                     1,525     17.4
Unallocated                       274
                               ------     ----
    TOTAL                      $4,028    100.0%
                               ======    =====



NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. There was a $15,000 increase in fees earned from these sources during 2000. Significant changes during 2000 include a $51,000 increase from the sale of title insurance and related services, a $22,000 increase in brokerage commissions, a $44,000 increase in overdraft fees, a $103,000 increase in mortgage servicing fees, a $99,000 increase in trust fees, a $199,000 decline in gains on the sale of real estate mortgages, a $16,000 decline in gains on the sale of investment securities available for sale, and an $18,000 decrease in service charges on deposit accounts.

Included in noninterest income is a $98,000 gain from the sale of $12.3 million in mortgages during 2000 versus a $297,000 gain on the sale of $37.8 million for 1999. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 2000, most 15 and 30 year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained.

Noninterest income increased $961,000 or 28.0% in 1999 when compared to 1998. Significant changes in 1999 include $670,000 increase in revenue from IBT Title, a $26,000 increase in brokerage commissions, a $27,000 increase in trust fees, a $37,000 decline in gains on the sale of investment securities available for sale, a $48,000 decline in gains on the sale of residential real estate mortgages, and a $112,000 increase in ATM access fees.

NONINTEREST EXPENSES

Noninterest expense increased $859,000 or 5.4% during 2000. Net noninterest expense less noninterest income divided by average total assets equalled 2.38% in 2000, 2.32% in 1999, and 2.32% in 1998. The increase in the 2000 ratio was primarily a result of the $199,000 decline in the gains on the sale of real estate mortgages.

The largest component of noninterest expense is salaries and employee benefits, which increased $385,000 or 4.7%. Salary expense related to the acquisition of Mecosta County Abstract in July 1999 was $64,000. The remaining increase is related to normal merit and promotional salary increases and additional staffing.

Occupancy and furniture and equipment expenses increased $180,000 or 6.5% in 2000. The majority of the increase is related to depreciation, service contracts, computer operating costs, property taxes, and utilities. All other operating expenses and the amortization of deposit intangibles increased $294,000, a 6.1% increase. The expenses associated with the merger of the Corporation with FSB Bancorp were $268,000. Increases in FDIC insurance expense and marketing costs were the most significant other increases. During 2000, the amortization of deposit based intangibles declined by $45,000.

Noninterest expense increased $1.90 million or 13.6% in 1999. The additional expenses related to the acquisition of three branches in March 1998, Isabella County Abstract in July 1998, and Mecosta County Abstract in June 1999 were approximately $1.3 million. During 1999, salaries and benefits increased $775,000, occupancy and furniture and equipment expenses increased $322,000 and all other operating expenses increased $791,000.

FEDERAL INCOME TAXES

Federal income tax expense for 2000 was $2.08 million or 27.7% of pre-tax income compared to $2.04 million or 28.0% of pre-tax income in 1999 and $1.87 million or 28.4% in 1998. The decrease in income tax expense as a percentage of income in 2000 is attributable to an increase in non taxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note F, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF CONDITION

Total assets were $540.9 million at December 31, 2000, an increase of $37.3 million or 7.4% over year end 1999. Asset growth was primarily funded by a $31.7 million increase in deposits, a $0.3 million increase in borrowing, and a $4.8 million increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 2000, the Corporation's net holding of investment securities decreased $12.9 million. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, U.S. Agencies, and restricted securities. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO
                             (Dollars in thousands)

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                                                December 31
                                                                 -----------------------------------------
  Available for sale                                               2000             1999             1998
                                                                 -------          -------          -------
  Available for sale
    U.S. Treasury and U.S. government agencies                   $40,978          $55,033          $65,943
    States and political subdivisions                             36,186           30,974           27,842
    Commercial paper                                                 350              349            2,014
                                                                 -------          -------          -------
      TOTAL                                                      $77,514          $86,356          $95,799
                                                                 =======          =======          =======
  Held to maturity
    U.S. Treasury and U.S. government agencies                   $ 1,060          $   928          $ 1,813
    States and political subdivisions                              6,637            9,080            8,719
    Other securities                                               2,963            4,758            5,698
                                                                 -------          -------          -------
      TOTAL                                                      $10,660          $14,766          $16,230
                                                                 =======          =======          =======


Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. government agency securities, there were no investments in securities of any one issuer which exceeded 10% of shareholders' equity. Restricted securities consist solely of Federal Reserve Bank and Federal Home Loan Bank stock, which have no contractual maturity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes.

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2000.

          TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND
                            WEIGHTED AVERAGE YIELDS

                             (Dollars in Thousands)



                                                                        Maturing
                                  --------------------------------------------------------------------------------------
                                                             After One            After Five             After Ten
                                                             Year But              Years But               Years
                                         Within               Within                 Within          Investments with No
                                        One Year            Five Years             Ten Years        Contractual Maturity
                                  -----------------     -----------------      -----------------    --------------------
                                   Amount     Yield      Amount     Yield       Amount     Yield    Amount         Yield
                                  -------     -----     -------     -----      -------     -----    ------         -----
Available for sale
  U.S. Treasury and U.S.
    government agencies           $12,897     5.90%     $23,714     5.74%      $    --       --%    $   --          --%
  States and political
    subdivisions                    8,227     5.28       14,423     5.32        10,329     4.75      3,207         5.85
  Mortgage backed                     799     6.38        3,568     6.04            --       --         --           --
  Corporate & other
    securities                        350     5.76           --       --            --       --         --           --
                                  -------     -----     -------     -----      -------     ------   ------        -----
             TOTAL                $22,273     5.69%     $41,705     5.62%      $10,329     4.75%    $3,207        5.85%
                                  =======     =====     =======     =====      =======    ======    ======        =====
Held to maturity
  States and political

    subdivisions                  $ 3,304     5.21%     $ 2,613     4.79%      $    --       --%    $  720        3.83%
  Mortgage backed                     334     5.89          193     5.83            40     7.46        493        5.48
  Corporate and other
    securities                        502     5.64          100     4.85            --        --     2,361        7.66
                                  -------     -----     -------    -----       -------     -----    ------        -----
             TOTAL                $ 4,140     5.32%     $ 2,906     4.86%      $    40     7.46%    $3,574        6.59%
                                  =======     =====     =======    =====       =======     =====    ======        =====


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

                             TABLE 8. LOAN PORTFOLIO
                             (Dollars in thousands)

                                                                               December 31
                                                 -----------------------------------------------------------------------
                                                   2000            1999           1998            1997            1996
                                                 -------         --------       --------       ---------        --------
Commercial                                       $ 60,301        $ 55,247       $ 48,204       $  41,497        $ 43,707
Agricultural                                       47,298          40,449         38,766          35,538          34,169
Real estate mortgage                              242,042         212,724        186,413         159,757         153,168
Installment                                        54,038          47,426         45,531          49,733          48,688
                                                 --------        --------       --------        --------        --------
           TOTAL LOANS                           $403,679        $355,846       $318,914        $286,525        $279,732
                                                 ========        ========       ========        ========        ========

Total loans increased $47.8 million in 2000. The increase was primarily in residential real estate mortgages. As of December 31,2000 commercial loans, as a percentage of total loans were 14.9%, agricultural 11.7%, real estate mortgages 60.0%, and installments 13.4%.

DEPOSITS

Total deposits increased $31.7 million and were $476.8 million at year end 2000, a 7.1% increase over 1999. Average deposits increased 2.5% in 2000 and 9.0% in 1999. During 2000, average noninterest bearing deposits increased 5.7%, interest bearing demand deposits increased 8.5%, savings deposits decreased 3.7%, and time deposits increased 3.7%. Time deposits over $100,000 as a percentage of total deposits equaled 8.1% and 6.2% as of December 31, 2000 and 1999, respectively.

                            TABLE 9. AVERAGE DEPOSITS
                             (Dollars in thousands)

                                                            2000                     1999                     1998
                                                   --------------------      -------------------      --------------------
                                                    Amount         Rate       Amount        Rate       Amount         Rate
                                                   --------       -----      --------      -----      --------       -----
Noninterest bearing demand deposits                $ 55,188                  $ 52,221                 $ 49,807
Interest bearing demand deposits                     68,017       2.92%        62,713      2.37%        53,679       2.61%
Savings deposits                                    122,610       3.19        127,259      3.04        110,819       3.24
Time deposits                                       206,849       5.82        199,373      5.42        190,986       5.79
                                                   --------                  --------                 --------
             TOTAL                                 $452,664                  $441,566                 $405,291
                                                   ========                  ========                 ========



       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000
                             (Dollars in thousands)

                                                                            December 31
                                                    ----------------------------------------------------------
                                                      2000                      1999                     1998
                                                    -------                   -------                  -------
Maturity
     Within 3 months                                $13,217                   $ 9,728                  $ 6,327
     Within 3 to 6 months                             7,250                     4,391                    7,661
     Within 6 to 12 months                            7,418                     5,360                    4,757
     Over 12 months                                  10,627                     8,096                    5,103
                                                    -------                   -------                  -------
             TOTAL                                  $38,512                   $27,575                  $23,848
                                                    =======                   =======                  =======

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to its customers. The Corporation's trust department also offers a variety of financial products in addition to traditional estate services.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $4.8 million in 2000. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 23,304 shares of common stock generating $492,000 of capital during 2000, and 25,066 shares of common stock generating $548,000 of capital in 1999. An additional 47,328 shares were issued in conjunction with the acquisition of Mecosta County Abstract and Title Company. These shares were valued at $1.13 million. Total capital increased $1.10 million due to unrealized gains on investment securities available for sale in 2000.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 9.90% at year end 2000. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2000:

                 Percentage of Capital to Risk Adjusted Assets:


                                                      Required       IBT Bancorp
                                                      --------       -----------
                                   Equity Capital       4.00%           13.43%
                                Secondary Capital       4.00             1.25
                                                        -----           ------
                                    Total Capital       8.00%           14.69%
                                                        =====           ======

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Banks. At December 31, 2000, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note M of the Financial Statements, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 2000 and 1999, cash and cash equivalents equaled 5.3% of total assets. Net cash provided from operations was $6.8 million in 2000 and $11.5 million in 1999. Net cash provided by financing activities equaled $30.4 million in 2000 and $13.0 million in 1999. The Corporation's investing activities used $35.5 million in 2000 and $34.9 million in 1999. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $1.7 million increase in 2000 and a $10.4 million decrease in 1999.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $77.5 million as of December 31, 2000 and $86.4 million as of December 31, 1999. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $403.7 million in total loans, $43.3 million are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1.1 million which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2000, the Corporation had $63.9 million more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

                       TABLE 11. INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2000. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.


                                                       0 to 3       4 to 12      1 to 5        Over 5
                                                       Months       Months        Years         Years
                                                      --------     --------     --------       -------
Interest Sensitive Assets
   Fed funds sold                                     $    900     $     --     $     --      $     --
   Investment securities                                 5,930       20,483       44,611        17,150
   Loans                                                81,883       72,566      237,130        11,718
                                                       -------     --------     --------       -------
             TOTAL                                     $88,713     $ 93,049     $281,741       $28,868
                                                       =======     ========     ========       =======


Interest Sensitive Liabilities

   Borrowed funds                                     $  1,044     $  3,000     $     --       $ 2,400
   Time deposits                                        39,871       83,654       92,090            --
   Savings                                              72,009        3,579       22,255        18,781
   Interest bearing demand                              36,273        6,194       32,430         8,882
                                                      --------     --------     --------       -------
             TOTAL                                    $149,197     $ 96,427     $146,775       $30,063
                                                      ========     ========     ========       =======

Cumulative gap                                        $(60,484)    $(63,862)     $71,104       $69,909
Cumulative gap as a % of assets                       (11.18)%     (11.81)%       13.15%        12.92%



              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY
                             (Dollars in thousands)

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2000. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                                    Due in
                                                        1 Year      1 to 5         Over 5
                                                       or Less       Years          Years       Total
                                                       -------      -------        ------     --------
Commercial and agricultural                            $62,445      $44,865         $289      $107,599
                                                       =======      =======         ====      ========
Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                            $44,546         $289
    Variable interest rates                                             319           --
                                                                    -------         ----
             TOTAL                                                  $44,865         $289
                                                                    =======         ====

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows.

Interest rate risk ("IRR") is the exposure of the Corporation's net interest income, its primary source of income, to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest bearing liabilities. IRR is the fundamental method in which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to the Corporation's earnings and capital.

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

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis, the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2000 the Corporation's net interest income would increase during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2000 and 1999. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK


                                                                                                                          Fair Value
                                              2001        2002        2003        2004       2005   Thereafter   Total      12/31/00
                                          ------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets               $900          --          --          --         --         --        $900        $900
    Average interest rates                    5.75%         --          --          --         --         --        5.75%
  Fixed interest rate securities           $26,258     $25,464     $12,656      $5,908     $1,458    $16,430     $88,175     $88,208
    Average interest rates                    5.62%       5.53%       5.71%      5.36%       4.96%      5.43%       5.55%
  Fixed interest rate loans               $110,804     $68,175     $84,985    $57,695     $29,148     $9,430    $360,237    $359,584
    Average interest rates                    8.66%       8.22%       8.42%      8.04%       8.44%      8.12%       8.39%
  Variable interest rate loans             $41,398      $1,863        $167        $14          --         --     $43,442     $43,442
    Average interest rates                   10.80%      10.96%       9.71%     10.49%         --         --       10.80%

Rate sensitive liabilities
  Borrowed funds                            $4,044          --          --         --          --     $2,400      $6,444      $6,444
    Average interest rates                    5.36%         --          --         --          --       6.65%       5.84%
  Savings and NOW accounts                $115,198     $18,690     $14,598    $13,083     $11,262    $27,493    $200,324    $200,324
    Average interest rates                    3.96%       2.12%       2.12%      2.13%       2.13%      2.15%       3.18%
  Fixed interest rate time deposits       $122,409     $37,250     $20,911    $15,100     $18,831         --    $214,501    $214,775
    Average interest rates                    5.70%       6.21%       6.04%      5.76%       6.60%        --        5.91%
  Variable interest rate time deposits        $911        $282          --         --          --         --      $1,193      $1,193
   Average interest rates                     6.01%       6.01%         --         --          --         --        6.01%




                                                                                                                          Fair Value
                                              2000        2001        2002        2003       2004   Thereafter   Total      12/31/99
                                          ------------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets             $4,550          --          --         --          --         --     $ 4,550      $4,550
    Average interest rates                    5.20%         --          --         --          --         --        5.20%
  Fixed interest rate securities           $22,471     $22,071     $25,318    $11,477      $6,401    $13,337    $101,122    $101,013
    Average interest rates                    5.53%       5.78%       5.59%      5.76%       5.43%      5.42%       5.61%
  Fixed interest rate loans                $91,011     $67,107     $62,833    $46,859     $37,179    $10,540    $315,529    $315,807
    Average interest rates                    8.13%       8.05%       8.06%      7.99%       7.77%      7.68%       8.02%
  Variable interest rate loans             $38,191      $1,826        $249        $51          --         --     $40,317     $40,317
    Average interest rates                   10.02%      10.55%       8.89%      9.27%         --         --       10.04%

Rate sensitive liabilities
  Borrowed funds                            $6,110          --          --         --          --         --      $6,110      $6,110
    Average interest rates                    5.50%         --          --         --          --         --        5.50%
  Savings and NOW accounts                $108,842     $17,554     $13,777    $12,388     $10,755    $27,442    $190,758    $190,758
    Average interest rates                    3.34%       2.21%       2.21%      2.21%       2.21%      2.20%       2.84%
  Fixed interest rate time deposits       $108,571     $32,710     $24,094    $16,345     $11,493         $5    $193,218    $193,258
    Average interest rates                    5.37%       5.94%       6.21%      6.14%       5.78%      6.38%       5.65%
  Variable interest rate time deposits        $770        $319          $5         --          --         --      $1,215      $1,215
    Average interest rates                    5.29%       5.29%       5.29%        --          --         --        5.29%


FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 30 through 50 of this report:

         Reports of Independent Auditors
         Consolidated Balance Sheets
         Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Income
         Consolidated Statements of Comprehensive Income
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations set forth under the table named "Summary of Selected Financial Data" on Page 14 of this report.

                         Report of Independent Auditors

Board of Directors and Shareholders
IBT Bancorp

We have audited the accompanying consolidated balance sheets of IBT Bancorp, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We previously audited and reported on the consolidated balance sheet at December 31, 1999, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows of IBT Bancorp and subsidiaries for each of the two years in the period ended December 31, 1999 prior to their restatement for the 2000 pooling of interests described in Note
B. The contribution of IBT Bancorp to total assets, interest income, and net income represented 80%, 78%, and 77% of the 1999 restated totals and the contribution to interest income and net income represented 77% of the 1998 restated totals. Separate financial statements of FSB Bancorp, Inc. included in the 1999 and 1998 restated consolidated financial statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the accompanying consolidated balance sheet as of December 31, 1999, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for each of the two years in the period ended December 31, 1999, after restatement for the 2000 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in the notes to the consolidated financial statements.

                                                             Rehmann Robson P.C.

Saginaw, Michigan
February 2, 2001

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     DECEMBER 31
                                                                                ----------------------
                                                                                  2000          1999
                                                                                --------      --------
ASSETS
     Cash and demand deposits due from banks                                    $ 27,525      $ 22,159
     Federal funds sold                                                              900         4,550
                                                                                --------      --------
             CASH AND CASH EQUIVALENTS                                            28,425        26,709

     Investment securities

       Securities available for sale (amortized cost of
         $77,412 in 2000 and $87,919 in 1999)                                     77,514        86,356
       Securities held to maturity (fair value of
         $10,687 in 2000 and $14,704 in 1999)                                     10,660        14,766
                                                                                --------      --------
             TOTAL INVESTMENT SECURITIES                                          88,174       101,122

     Loans
       Agricultural                                                               47,298        40,449
       Commercial                                                                129,302       118,561
       Residential real estate mortgage                                          173,041       149,410
       Installment                                                                54,038        47,426
                                                                                --------      --------
             TOTAL LOANS                                                         403,679       355,846
       Less allowance for loan losses                                              5,162         4,622
                                                                                --------      --------
             NET LOANS                                                           398,517       351,224

     Premises and equipment                                                       11,079        10,209
     Accrued interest receivable, net                                              5,053         4,312
     Acquisition intangibles, net                                                  3,365         3,933
     Other assets                                                                  6,284         6,087
                                                                                --------      --------
             TOTAL ASSETS                                                       $540,897      $503,596
                                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                                      $ 60,798      $ 59,885
       NOW accounts                                                               83,779        62,902
       Certificates of deposit and other savings                                 293,727       294,714
       Certificates of deposit over $100                                          38,512        27,575
                                                                                --------      --------
             TOTAL DEPOSITS                                                      476,816       445,076

     Other borrowed funds                                                          6,444         6,110
     Accrued interest and other liabilities                                        5,707         5,303
                                                                                --------      --------
             TOTAL LIABILITIES                                                   488,967       456,489
     Shareholders' equity
       Common stock -- no par value:
         10,000,000 shares authorized;
         3,871,552 shares issued and outstanding
        (3,848,248 shares at December 31, 1999)                                   30,814        30,322
     Retained earnings                                                            21,049        17,816
     Accumulated other comprehensive income (loss)                                    67        (1,031)
                                                                                --------      --------
             TOTAL SHAREHOLDERS' EQUITY                                           51,930        47,107
                                                                                --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $540,897      $503,596
                                                                                ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                                YEAR ENDED DECEMBER 31
                                                                    ---------------------------------------------
                                                                       2000             1999             1998
                                                                    ----------       ----------       -----------
 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                      3,848,248        3,734,711         3,394,839
   10% stock dividend                                                       --           41,143           300,175
   Issuance  of common stock                                            23,304           72,394            39,697
                                                                    ----------       ----------        ----------
             BALANCE END OF YEAR                                     3,871,552        3,848,248         3,734,711

COMMON STOCK
   Balance at beginning of year                                     $   30,322        $  27,833         $  21,307
   10% stock dividend                                                       --              841             5,820
   Issuance of common stock                                                492            1,648               706
                                                                    ----------       ----------        ----------
             BALANCE END OF YEAR                                        30,814           30,322            27,833

RETAINED EARNINGS
   Balance at beginning of year                                         17,816           15,343            18,246
   Net income                                                            5,431            5,244             4,701
   10% stock dividend                                                       --             (841)           (5,820)
   Cash dividends  ($0.54 per share in 2000,
     $0.50 in 1999, and $0.48 in 1998)                                  (2,198)          (1,930)           (1,784)
                                                                    ----------       ----------        ----------
             BALANCE END OF YEAR                                        21,049           17,816            15,343

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of year                                        (1,031)             998               276
    Unrealized gains (losses) on securities available
      for sale, net of income taxes and reclassification
      adjustment                                                         1,098           (2,029)              722
                                                                    ----------       ----------        ----------
             BALANCE END OF YEAR                                            67           (1,031)              998
                                                                    ----------       ----------        ----------
             TOTAL SHAREHOLDERS' EQUITY END OF YEAR                 $   51,930       $   47,107        $   44,174
                                                                    ==========       ==========        ==========





The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                                     YEAR ENDED DECEMBER 31
                                                               ---------------------------------
                                                                 2000         1999         1998
                                                               -------      -------      -------
INTEREST INCOME
  Loans, including fees                                        $33,470      $28,488      $26,853
  Investment securities
    Taxable                                                      3,839        5,000        5,024
    Tax exempt                                                   1,275        1,222        1,130
Federal funds sold and other                                       170          735          644
                                                               -------      -------      -------
             TOTAL INTEREST INCOME                              38,754       35,445      $33,651
                                                               -------      -------      -------
INTEREST EXPENSE
  Deposits                                                      17,927       16,157       16,029
  Short term borrowings                                            475           64           21
                                                               -------      -------      -------
             TOTAL INTEREST EXPENSE                             18,402       16,221       16,050
                                                              --------      -------     --------
             NET INTEREST INCOME                                20,352       19,224       17,601
Provision for loan losses                                          565          509          531
                                                               -------      -------      -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         19,787       18,715       17,070

NONINTEREST INCOME
  Trust fees                                                       535          436          409
  Service charges on deposit accounts                              327          345          342
  Other service charges and fees                                 1,530        1,456        1,324
  Gain on sale of mortgage loans                                    98          297          345
  Title insurance revenue                                        1,039          988          318
  Other                                                            876          868          691
                                                               -------      -------      -------
             TOTAL NONINTEREST INCOME                            4,405        4,390        3,429

NONINTEREST EXPENSES
  Salaries, wages, and employee benefits                         8,594        8,209        7,434
  Occupancy                                                      1,025          957          875
  Furniture and equipment                                        1,943        1,831        1,591
  Amortization of acquisition intangibles                          568          613          472
  Other                                                          4,547        4,208        3,558
                                                               -------      -------      -------
             TOTAL NONINTEREST EXPENSES                         16,677       15,818       13,930
                                                               -------      -------      -------
             INCOME BEFORE FEDERAL INCOME TAXES                  7,515        7,287        6,569
  Federal income taxes                                           2,084        2,043        1,868
                                                               -------      -------      -------
             NET INCOME                                        $ 5,431      $ 5,244      $ 4,701
                                                               =======      =======      =======

Net income per basic share of common stock                       $1.41        $1.38        $1.25
                                                                 =====        =====        =====


The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                           YEAR ENDED DECEMBER 31
                                                                        ----------------------------
                                                                         2000       1999       1998
                                                                        ------     ------     ------
NET INCOME                                                              $5,431     $5,244     $4,701
Other comprehensive income (loss) before income taxes
  Unrealized gains (losses) on securities available for sale
      Unrealized holding gains (losses) arising during year              1,661     (3,088)     1,143
  Reclassification adjustment for realized loss (gain)
            included in net income                                           4        (12)       (49)
                                                                        ------     ------     ------
Other comprehensive income (loss) before income taxes                    1,665     (3,076)     1,094
     Income tax expense (benefit) related to other
            comprehensive income (loss)                                    566     (1,047)       372
                                                                        ------     ------     ------
OTHER COMPREHENSIVE INCOME (LOSS)                                        1,098     (2,029)       722
                                                                        ------     ------     ------
             COMPREHENSIVE INCOME                                       $6,529     $3,215     $5,423
                                                                        ======     ======     ======




The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                              YEAR ENDED DECEMBER 31
                                                                        ----------------------------------
                                                                          2000         1999         1998
                                                                        --------     --------     --------
OPERATING ACTIVITIES

  Net income                                                            $  5,431     $  5,244     $  4,701
  Reconciliation of net income to net cash provided
    by operations
      Provision for loan losses                                              565          509          531
      Provision for depreciation                                           1,155        1,147        1,036
      Net amortization on investment securities                              211          431          356
      Amortization of acquisition intangibles                                568          575          433
      Deferred income tax benefit                                           (272)        (254)        (331)
      Gain on sale of mortgage loans                                         (98)        (297)        (345)
      Proceeds from sale of mortgage loans                                12,360       37,753       55,808
      Loans originated for sale                                          (12,261)     (33,464)     (59,495)
         Increase in:
          Accrued interest receivable                                       (741)          --         (810)
          Other assets                                                      (490)        (560)        (840)
          Accrued interest and other liabilities                             404          449          949
                                                                        --------     --------     --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                     6,832       11,533        1,993

INVESTING ACTIVITIES
  Activity in available-for-sale securities
     Maturities, calls, and sales                                         23,341       32,690       35,929
     Purchases                                                            (9,702)     (27,583)     (66,581)
  Activity in held-to-maturity securities
     Maturities and calls                                                  5,832        4,393        5,889
     Purchases                                                            (2,355)      (2,100)      (6,350)
  Net increase in loans                                                  (50,575)     (41,223)     (28,356)
  Purchases of premises and equipment                                     (2,025)      (1,074)      (1,072)
  Acquisition of branch offices, less cash received                           --           --       37,874
  Acquisition of title office                                                 --           --       (1,471)
                                                                        --------     --------     --------
             NET CASH USED IN INVESTING ACTIVITIES                       (35,484)     (34,897)     (24,138)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits                               913        4,930          880
  Net increase in interest bearing deposits                               30,827        3,406       22,462
  Net increase in borrowings                                                 334        6,000           --
  Cash dividends                                                          (2,198)      (1,930)      (1,784)
  Proceeds from issuance of common stock                                     492          548          706
                                                                        --------     --------     --------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                    30,368       12,954       22,264
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              1,716      (10,410)         119
Cash and cash equivalents beginning of year                               26,709       37,119       37,000
                                                                        --------     --------     --------
             CASH AND CASH EQUIVALENTS END OF YEAR                      $ 28,425     $ 26,709     $ 37,119
                                                                        ========     ========     ========
Supplemental cash flow information:
  Federal income taxes paid                                             $  2,254     $  2,592     $  1,898
  Interest paid                                                           18,228       16,290       16,082



The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A -- BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation"), a Financial Services Holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, Farmers State Bank of Breckenridge (See Note B), IBT Title, IBT Financial Services, and IBT Loan Production. All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a Financial Service Holding Company offering a wide array of financial products and services in mid Michigan. Its banking subsidiaries, Isabella Bank and Trust and Farmers State Bank of Breckenridge, offer banking services through 18 locations to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, 24-hour banking services locally and nationally through shared automatic teller machines, safe deposit box rentals, credit life insurance, and direct deposits. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Banks' principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

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

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK. Most of the Corporation's activities are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate and to finance agricultural production. Other than these type loans, there is no significant concentration to any other industry or customer.

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

 A summary of premises and equipment at December 31 follows:


                                                         2000              1999
                                                       -------           -------

                  Premises                             $10,020           $ 8,484
                  Equipment                             11,485            11,040
                                                       -------           -------
                                                        21,505            19,524
                  Less accumulated depreciation         10,426             9,315
                                                       -------           -------
                   NET PREMISES AND EQUIPMENT          $11,079           $10,209
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

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All shares and per share amounts have been adjusted for the 3.3-for-1 stock split declared on December 14, 1999 and paid February 18, 2000. The weighted average number of common shares outstanding were 3,860,975 in 2000, 3,811,859 in 1999; and 3,752,837 in 1998.

ACQUISITION INTANGIBLES: Isabella Bank and Trust acquired branch facilities and related deposits in a business combination accounted for as a purchase. The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). The deposit intangible is being amortized on the straight line basis over nine years, the expected life of the acquired relationship.

NEW ACCOUNTING STANDARDS: The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, for an entity that has not adopted Statement No. 133 before June 15, 2000. This statement shall be adopted concurrently with Statement No. 133. These statements require companies to record derivatives on the balance sheet as assets and liabilities measured at fair value. The accounting for changes in value of derivatives will depend upon the use of derivatives and whether they qualify for hedge accounting.

This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 with earlier applications allowed and is to be applied prospectively. The Corporation does not use interest rate swaps or other derivatives in its management of risk and accordingly this statement is not expected to have a material impact on financial position or results of operations.

FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The statement is generally effective for transfers of financial assets occurring after March 31, 2001, and is effective for disclosures about securitizations and for reclassifications and disclosure about collateral in financial statements for fiscal years ending after December 15, 2000.

Statement No. 140, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and criteria for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. It is not expected that adoption of this Statement will have a material impact on the Corporation's financial position or results of operations.

RECLASSIFICATIONS: Certain amounts reported in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

NOTE B -- BUSINESS COMBINATION

On August 10, 2000 the Corporation merged with FSB Bancorp of Breckenridge, Michigan. As part of the merger, IBT issued 871,941 shares of its common stock in a tax free exchange for all of the outstanding shares of FSB Bancorp, the parent company of Farmers State Bank of Breckenridge. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information for the periods presented. The following presents the separate results of operations for the six month period ending June 30, 2000 (the latest available quarterly information immediately preceding the merger) and the year ending December 30, 1999 for FSB Bancorp and IBT Bancorp.

                                                (Unaudited)
                                              Six Months Ended          Year Ended
                                               June 30, 2000         December 31, 1999
                                              ----------------       -----------------
NET INTEREST INCOME
  IBT Bancorp                                     $ 7,453                $14,603
  FSB Bancorp                                       2,613                  4,621
                                                  -------                -------
  Combined                                        $10,066                $19,224
                                                  =======                =======

NET INCOME
  IBT Bancorp                                     $ 2,016                $ 4,051
  FSB Bancorp                                         686                  1,193
                                                  -------                -------
  Combined                                        $ 2,702                $ 5,244
                                                  =======                =======

EARNINGS PER SHARE
  IBT Bancorp                                     $  0.68                $  1.38
  FSB Bancorp                                        1.68                   2.94
  Combined                                           0.70                   1.38

In the third quarter of 2000, a special charge of $243 ($160 after tax) related to the merger was recorded. The charge consisted of merger-related legal, accounting, consulting, and printing costs.

NOTE C -- INVESTMENT SECURITIES

The following is a summary of securities available for sale and held to maturity. Restricted securities include only the stock of the Federal Reserve Bank and the Federal Home Loan Bank, which have no contractual maturities.

                                      Amortized          Unrealized      Unrealized         Fair
                                         Cost               Gains          Losses           Value
                                      ---------          ----------      ----------        -------
DECEMBER 31, 2000
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies               $41,003            $ 97          $  (122)           $40,978
    Corporate                               351              --               (1)               350
    States and political
      subdivisions                       36,058             245             (117)            36,186
                                        -------            ----          -------            -------
                     TOTAL              $77,412            $342          $  (240)           $77,514
                                        =======            ====          =======            =======

  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies               $   412            $ --          $    (2)           $   410
    Corporate                             1,250              --               (7)             1,243
    States and political
      subdivisions                        6,637              44               (8)             6,673
    Restricted investments                2,361              --               --              2,361
                                        -------            ----          -------            -------
                     TOTAL              $10,660            $ 44          $   (17)           $10,687
                                        =======            ====          =======            =======

                                      Amortized          Unrealized      Unrealized         Fair
                                         Cost               Gains          Losses           Value
                                      ---------          ----------      ----------        -------
DECEMBER 31,1999
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies               $56,197            $ 17          $(1,181)           $55,033
    States and political
      subdivisions                       31,368              38             (432)            30,974
    Commercial paper                        354              --               (5)               349
                                        -------            ----          -------            -------
                     TOTAL              $87,919            $ 55          $(1,618)           $86,356
                                        =======            ====          =======            =======

  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies               $   656           $  --          $   (21)           $   635
    States and political
      subdivisions                        9,080              39              (51)             9,068
    Corporate & other securities          1,851              --              (12)             1,839
    Collateralized mortgage
      obligations                         1,072              --              (17)             1,055
    Restricted investments                2,107              --               --              2,107
                                        -------            ----          -------            -------
                     TOTAL              $14,766            $ 39          $  (101)           $14,704
                                        =======            ====          =======            =======

The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.

                                                           2000            1999           1998
                                                          ------          ------         ------
Fair value of securities sold at the date of sale         $4,354          $8,372         $11,055
Gross realized gains
    U.S. Treasury and U.S. government agencies                --              23              54
    Municipals                                                 1              --              --
Gross realized losses
    U.S. Treasury and U.S. government agencies                 5              11               5

The following table shows the amortized cost and estimated fair value of securities owned at December 31, 2000 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.

                                              Available for Sale                         Held to Maturity
                                         -----------------------------             ---------------------------
                                         Amortized              Fair               Amortized            Fair
                                           Cost                 Value                Cost               Value
                                         ---------             -------             ---------           -------
Due within one year or less               $18,215              $18,222               $ 3,806            $ 3,816
Due after 1 year thru 5 years              37,346               37,329                 2,713              2,738
Due after 5 years thru 10 years            16,061               16,196                    --                 --
Due after 10 years                          1,400                1,400                   720                719
                                          -------              -------               -------            -------
                                           73,022               73,147                 7,239              7,273

Restricted investments                         --                   --                 2,361              2,361
Mortgage backed securities                  4,390                4,367                 1,060              1,053
                                          -------              -------               -------            -------
                             TOTAL        $77,412              $77,514               $10,660            $10,687
                                          =======              =======               =======            =======

Investment securities with a carrying value of approximately $10,079 and $10,515 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 2000 and 1999, respectively.

NOTE D -- LOANS

An analysis of changes in the allowance for loan losses follows:

                                                                 2000            1999            1998
                                                                ------          ------          ------
                 Balance at beginning of year                   $4,622          $4,412          $4,112
                   Loans charged off                              (418)           (646)           (619)
                   Recoveries                                      393             347             388
                   Provision charged to income                     565             509             531
                                                                ------          ------          ------
                       BALANCE AT END OF YEAR                   $5,162          $4,622          $4,412
                                                                ======          ======          ======

At December 31, 2000 and 1999, nonaccrual and other impaired loans were not significant. Based on collateral values, no specific allowance for loan losses has been allocated to these loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were loan customers of the Banks. Total loans to these customers aggregated $8,399 and $6,021 at December 31, 2000 and 1999, respectively. During 2000, $5,747 of new loans were made and repayments totalled $3,369. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and in the opinion of management do not involve more than normal risk of collectibility.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $104,473 and $104,979 at December 31, 2000 and 1999, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the fair value of mortgage servicing rights included in other assets as of December 31:

                                                                 2000            1999           1998
                                                                -----           -----          -----
                 Balance at beginning of year                    $140           $100            $ 50
                   Mortgage servicing rights capitalized          270            237             210
                   Amortization                                  (139)           (99)            (64)
                   Impairment valuation allowance                  --            (98)            (96)
                                                                 ----           ----           -----
                          BALANCE AT END OF YEAR                 $271           $140            $100
                                                                 ====           ====            ====

Residential mortgages committed for sale were $1,089 as of December 31, 2000 and $951 as of December 31, 1999.

NOTE E -- FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and demand deposits due from banks and federal funds sold approximate those assets' fair value.

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

Off balance sheet instruments: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Corporation does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.

                                                        2000                                        1999
                                         ------------------------------------       ------------------------------------
                                         Estimated Fair        Recorded Book         Estimated Fair        Recorded Book
                                              Value               Balance                Value                Balance
                                         ---------------      ---------------        --------------        -------------
Cash and demand deposits due
  from banks                                $ 27,525             $ 27,525               $ 22,159             $ 22,159
Federal funds sold                               900                  900                  4,550                4,550
Investment securities                         88,201               88,174                101,060              101,122
Net loans                                    397,864              398,517                354,712              351,224
Accrued interest receivable                    5,053                5,053                  4,312                4,312
Deposits with no stated
  maturities                                 261,201              261,201                250,642              250,642
Deposits with stated maturities              215,889              215,615                194,473              194,434
Borrowed funds                                 6,444                6,444                  6,110                6,110
Accrued interest payable                       1,190                1,190                  1,013                1,013

NOTE F -- FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                                 2000           1999
                                                                ------         ------
Deferred tax assets
  Allowance for loan losses                                     $1,037         $  841
  Deferred directors' fees                                         479            426
  Employee benefit plans                                           429            387
  Core deposit premium and acquisition expenses                    256            157
  Net unrealized loss on available for sale securities              --            531
  Other                                                             77             83
                                                                ------         ------
              TOTAL DEFERRED TAX ASSETS                          2,278          2,425
Deferred tax liabilities
  Premises and equipment                                           266            304
  Accretion on securities                                           53             38
  Prepaid pension expense                                          565            418
  Net unrealized gain on available for sale securities              35             --
  Other                                                             44             56
                                                                ------         ------
              TOTAL DEFERRED TAX LIABILITIES                       963            816
                                                                ------         ------
              NET DEFERRED TAX ASSETS                           $1,315         $1,609
                                                                ======         ======

Components of the consolidated provision for income taxes are as follows:

                                                                 2000           1999           1998
                                                                ------         ------         ------
Current                                                         $2,356         $2,297         $2,199
Deferred benefit                                                  (272)          (254)          (331)
                                                                ------         ------         ------
              PROVISION FOR FEDERAL INCOME TAXES                $2,084         $2,043         $1,868
                                                                ======         ======         ======


The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows.

                                                                 2000           1999           1998
                                                                ------         ------         ------
Income tax on pretax income                                     $2,555         $2,478         $2,233
Effect of nontaxable interest income                              (514)          (459)          (418)
Other                                                               43             24             53
                                                                ------         ------         ------
              PROVISION FOR FEDERAL INCOME TAXES                $2,084         $2,043         $1,868
                                                                ======         ======         ======

The income tax effects on realized securities gains or (losses) were $(1) in 2000, $4 in 1999, and $17 in 1998.

NOTE G -- BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees' average compensation over their last five years of service. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date but also for those expected to be earned in the future. The defined pension plan's assets are invested primarily in common stocks.

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                                 2000           1999           1998
                                                                ------         ------         ------
         Change in projected benefit obligation
           Benefit obligation January 1                         $4,839         $4,952         $4,392
             Service cost                                          188            189            145
             Interest cost                                         352            337            310
             Actuarial (gain) loss                                 (34)          (419)           320
             Benefits paid                                        (215)          (220)          (215)
                                                                ------         ------         ------
                   BENEFIT OBLIGATION, DECEMBER 31              $5,130         $4,839         $4,952
                                                                ======         ======         ======

         Change in plan assets
           Fair value of plan assets, January 1                 $5,230         $4,590         $4,001
             Investment (loss) return                             (112)           436            433
             Corporation contribution                              543            424            371
             Benefits paid                                        (215)          (220)          (215)
                                                                ------         ------         ------
                   FAIR VALUE OF PLAN ASSETS, DECEMBER 31       $5,446         $5,230         $4,590
                                                                ======         ======         ======

         Reconciliation of funded status
           Funded status                                        $  316         $  390         $ (362)
           Unrecognized net transition asset                       (66)           (88)          (111)
           Unrecognized prior service cost                         143            161            179
           Unrecognized net loss from experience
             different than that assumed and
             effects of changes in assumptions                   1,268            766          1,288
                                                                ------         ------         ------
                   PREPAID PENSION COST                         $1,661         $1,229         $  994
                                                                ======         ======         ======


Net pension expense consists of the following components for the year ended December 31:

                                                                 2000           1999           1998
                                                                ------         ------         ------
         Service cost on benefits earned for
           services rendered during the year                     $188           $189           $145
         Interest cost on projected benefit
           obligation                                             352            337            310
         Expected return on plan assets                          (436)          (381)          (329)
         Amortization of unrecognized transition asset            (22)           (23)           (22)
         Amortization of unrecognized prior service cost           18             18             18
         Amortization of unrecognized actuarial net loss           12             48             43
                                                                 ----           ----           ----
              NET PENSION EXPENSE                                $112           $188           $165
                                                                 ====           ====           ====

Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost are as follows:

                                                                 2000           1999           1998
                                                                ------         ------         ------
Weighted average discount rate                                  7.50%           7.50%         6.75%
Rate of increase in future  compensation                        4.50%           4.50%         4.50%
Expected long-term rate of return                               8.00%           8.00%         8.00%


The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and preretirement death benefits to each participant. Insurance policies, designed primarily to fund preretirement benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2000, 1999, and 1998 were $20, $37, and $48, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) and profit sharing plan which cover substantially all of its employees. Contributions to the Plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the Plans for 2000, 1999, and 1998 was $200, $195, and $115 respectively. Total shares outstanding related to the ESOP at December 31, 2000 and 1999 were 152,958 and 164,399 respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE H -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Commitments to extend credit, which totalled $46,145 at December 31, 2000, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2000, the Corporation had a total of $567 in outstanding standby letters of credit.

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

NOTE I -- COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 2000.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Corporation's requirement was approximately $8,334 at December 31, 2000, and $6,515 at December 31, 1999.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary banks to the Corporation. At December 31, 2000, substantially all of the subsidiary banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2001, the amount available for dividends without regulatory approval was approximately $3,023.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $30 per year of claims made by a covered individual with a maximum of $620. Claims in excess of these amounts are insured through an "excess loss" policy up to $1,000. Medical claims are subject to a lifetime maximum of $2,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $634 in 2000, $565 in 1999 and $619 in 1998.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issuance under these plans are 155,000 with 91,899 shares unissued at December 31, 2000. During 2000, 1999 and 1998, 23,304
shares were issued for $492, 25,066 shares were issued for $548, and 32,878 shares were issued for $597, respectively, pursuant to these plans.

The subsidiary Banks of the Corporation have obtained approval to borrow up to $34,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were deposit customers of the Banks. Total deposits of these customers aggregates approximately $3,742 and $5,863 at December 31, 2000 and December 31, 1999, respectively.

NOTE J -- DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits were as follows:

                             YEAR            AMOUNT
                             ----           --------
                             2001           $123,217
                             2002             37,559
                             2003             20,909
                             2004             15,099
                             2005             18,831

NOTE K -- BORROWED FUNDS

Borrowed funds at December 31, 2000 consists of the following obligations:

                                                            2000         1999
                                                           ------       ------
         Federal Home Loan Bank advances                   $6,400       $1,000
         Securities sold under agreement to repurchase         44          110
         Federal funds purchased                               --        5,000
                                                           ------       ------
                                                           $6,444       $6,110
                                                           ======       ======

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1 to 4 family and U.S. Treasury and government agency securities equal to at least 145% of outstanding advances. Advances are also secured by FHLB stock owned by the Banks.

Securities sold under agreement to repurchase, which are classified as secured borrowing, generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $1,016 and $1,000 at December 31, 2000 and 1999, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

The maturity and weighted average interest rates of FHLB advances at December 31 follow:

                                                           2000
                                                     ----------------
                                                     AMOUNT     RATE
                                                     ------    ------
         Fixed rate advance due 2010                 $2,400     6.62%
         One year putable advance due 2010            3,000     4.98
         One year fixed rate advance due 2001         1,000     6.75
                                                     ------     ----
                   Total advances                    $6,400     5.88%
                                                     ======     =====

                                                           1999
                                                     ---------------
                                                     AMOUNT     RATE
                                                     ------    ------
         One year fixed rate advance due 2000        $1,000     5.87%

NOTE L -- OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note A to the Consolidated Financial Statements. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. A summary of selected financial information for the Corporation's reportable segments follows:

                                     Isabella Bank        Farmers           All
                                       and Trust         State Bank        Others      Total
                                     -------------       ----------       -------     -------
2000
  Total assets                        $430,060            $106,699        $4,138      $540,897
  Interest income                       29,554               9,135            65        38,754
  Net interest income                   15,002               5,199           151        20,352
  Provision for loan losses                265                 300            --           565
  Net income (loss)                      4,223               1,439          (231)        5,431

1999
  Total assets                        $400,366            $101,579        $1,651      $503,596
  Interest income                       27,417               7,944            84        35,445
  Net interest income                   14,473               4,615           136        19,224
  Provision for loan losses                309                 200            --           509
  Net income                             3,988               1,194            62         5,244

1998
  Total assets                        $388,105            $ 97,200        $  678      $485,983
  Interest income                       25,762               7,853            36        33,651
  Net interest income                   13,236               4,270            95        17,601
  Provision for loan losses                321                 210            --           531
  Net income                             3,640               1,067            (6)        4,701


NOTE M -- REGULATORY CAPITAL MATTERS

The Corporation (on a consolidated basis) and its subsidiary banks, Isabella Bank and Trust and Farmers State Bank of Breckenridge ("Banks") are subject to various regulatory capital requirements administered by their primary regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate mandatory and/or discretionary actions by the Federal Reserve. These actions could have a material effect on the Corporation's and Banks' financial statements. Under the Federal Reserve's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that include quantitative measures of their assets, certain off-balance-sheet items, and capital, as calculated under regulatory accounting standards. The Banks' required capital is also subject to regulatory qualitative judgement regarding the Banks' interest rate risk exposure and credit risk. Prompt corrective action provisions are not applicable to bank holding companies.

Measurements established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notifications from the Federal Reserve Banks categorized the Banks as well capitalized. To be categorized as well capitalized, a bank must maintain total risk based capital, Tier 1 risk based, and Tier 1 leverage ratios as set forth in the following table. There have been no conditions or events since the notifications that management believes has changed the Banks' category.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                                         Minimum
                                                                                                  To Be Well Capitalized
                                                                            Minimum Capital       Under Prompt Corrective
                                                        Actual               Requirements            Action Provisions
                                                -------------------      --------------------     -----------------------
                                                 Amount       Ratio      Amount         Ratio      Amount          Ratio
                                                -------       -----      -------        -----     --------        -------
AS OF DECEMBER 31, 2000
  Total capital to risk weighted assets
     Isabella Bank and Trust                    $33,974       12.2%      $22,364         8.0%      $27,955        10.0%
     Farmers State Bank of Breckenridge          11,525       14.8         6,230         8.0         7,788        10.0
     Consolidated                                52,985       14.7        28,859         8.0           N/A         N/A
  Tier 1 capital to risk weighted assets
     Isabella Bank and Trust                     30,479       10.9        11,182         4.0        16,773         6.0
     Farmers State Bank of Breckenridge          10,544       13.5         3,115         4.0         4,673         6.0
     Consolidated                                48,468       13.4        14,430         4.0           N/A         N/A
  Tier 1 capital to average assets
     Isabella Bank and Trust                     30,479        7.5        16,201         4.0        20,251         5.0
     Farmers State Bank of Breckenridge          10,544       10.2         4,118         4.0         5,147         5.0
     Consolidated                                48,468        9.1        21,228         4.0           N/A         N/A


AS OF DECEMBER 31, 1999:
  Total capital to risk weighted assets
     Isabella Bank and Trust                    $32,210       12.7%      $20,349         8.0%      $25,436        10.0%
     Farmers State Bank of Breckenridge          11,174       15.5         5,771         8.0         7,214        10.0
     Consolidated                                48,285       14.8        26,160         8.0           N/A         N/A
  Tier 1 capital to risk weighted assets
     Isabella Bank and Trust                     29,030       11.4        10,175         4.0        15,262         6.0
     Farmers State Bank of Breckenridge          10,266       14.2         2,886         4.0         4,328         6.0
     Consolidated                                44,191       13.5        13,081         4.0           N/A         N/A
  Tier 1 capital to average assets
     Isabella Bank and Trust                     29,030        7.4        15,687         4.0        19,608         5.0
     Farmers State Bank of Breckenridge          10,266       10.4         3,933         4.0         4,917         5.0
     Consolidated                                44,191        9.0        19,796         4.0           N/A         N/A

NOTE N -- PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                                December 31
                                                           ---------------------
                                                            2000          1999
                                                           -------       -------
ASSETS
  Cash on deposit at subsidiary Banks'                     $ 4,279       $ 2,674
  Securities available for sale                                653         1,511
  Investments in subsidiaries                               47,834        42,802
  Premises and equipment                                        93            93
  Other assets                                                 521            36
                                                           -------       -------
                   TOTAL ASSETS                            $53,380       $47,116
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                                        $ 1,450       $     9
  Shareholders' equity                                      51,930        47,107
                                                           -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $53,380       $47,116
                                                           =======       =======

CONDENSED STATEMENTS OF INCOME

                                                                 Year Ended December 31
                                                           -----------------------------------
                                                            2000          1999          1998
                                                           -------       -------       -------
Income
  Dividends from subsidiaries                              $ 4,700       $ 3,255       $ 1,815
  Interest income                                              105            82            78
  Other                                                          6             6             6
                                                           -------       -------       -------
                   TOTAL INCOME                              4,811         3,343         1,899
Expenses                                                       563           203           191
                                                           -------       -------       -------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                   4,248         3,140         1,708
  Federal income tax benefit                                   166            56            48
                                                           -------       -------       -------
                                                             4,414         3,196         1,756
Undistributed earnings of subsidiaries                       1,017         2,048         2,945
                                                           -------       -------       -------
                   NET INCOME                              $ 5,431       $ 5,244       $ 4,701
                                                           =======       =======       =======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31
                                                           -----------------------------------
                                                            2000          1999          1998
                                                           -------       -------       -------
OPERATING ACTIVITIES
  Net income                                               $ 5,431       $ 5,244       $ 4,701
     Adjustments to reconcile net income
       to cash provided by operations
         Undistributed earnings of subsidiaries             (1,017)       (2,048)       (2,945)
         Net amortization of securities                          3            11             1
         Decrease (increase) in interest receivable             20           (21)           34
         Decrease (increase) in other assets                     3            19           (19)
         Increase in accrued expenses                        1,440             1             1
         Provision for depreciation                             19            21            23
         Deferred income tax benefit                          (512)           --            --
                                                           -------       -------       -------
                   NET CASH PROVIDED BY OPERATIONS           5,387         3,227         1,796

INVESTING ACTIVITIES
  Proceeds from the maturities of investments
    available for sale                                         867           650         1,500
  Purchases of investment securities available for sale         --        (1,678)         (101)
  Investment in subsidiaries                                (2,924)         (550)       (3,000)
  Purchases of equipment and premises                          (19)           --
                                                           -------       -------       -------
                   NET CASH USED IN INVESTING ACTIVITIES    (2,076)       (1,578)       (1,601)

FINANCING ACTIVITIES
  Cash dividends                                            (2,198)       (1,930)       (1,784)
  Issuance of common stock                                     492         1,648           707
                                                           -------       -------       -------
                   NET CASH USED IN FINANCING ACTIVITIES    (1,706)         (282)       (1,077)
                                                           -------       -------       -------
                   INCREASE (DECREASE) IN CASH
                    AND CASH EQUIVALENTS                     1,605         1,367          (882)

Cash and cash equivalents at beginning of year               2,674         1,307         2,189
                                                           -------       -------       -------
  CASH AND CASH EQUIVALENTS AT YEAR END                    $ 4,279       $ 2,674       $ 1,307
                                                           =======       =======       =======


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 30, 2001).

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

      3.   Exhibits:

              3(a)    Amended Articles of Incorporation*
              3(b)    Amendment to the Articles of Incorporation***
              3(c)    Amendment to the Articles of Incorporation*****
              3(d)    Amendment to the Articles of Incorporation
              3(e)    Amended Bylaws*
              3(f)    Amendment to the Bylaws**
              3(g)    Amendment to the Bylaws***
              3(h)    Amendment to the Bylaws
             10(a)    Isabella Bank & Trust Executive Supplemental Income
                        Agreement***(1)
             10(b)    Isabella Bank & Trust Deferred Compensation Plan****(1)
             10(c)    IBT Bancorp, Inc. and Related Companies Deferred
                        Compensation Plan for Directors (1)
             21       Subsidiaries of the Registrant

             23       Consent of Rehmann Robson, P.C., Independent Certified
                        Public Accountants
             27       Financial Data Schedule

               (b)    No reports on Form 8-K were filed for the quarter ended
                        December 31, 2000.

               (c)    The index to exhibits is on page 51 of this report.

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

*** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

**** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein.

***** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated
      March 22, 2000, and incorporated herein.

(1)   Management's Contract or Compensatory Plan or Arrangement.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by:/s/David W. Hole                        Date:  March 20, 2001
   ------------------------------------           ---------------------
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

        Signatures                              Capacity                        Date
        ----------                              --------                        ----


/s/L. A. Johns                              Chairman of the Board               March 20, 2001
---------------------------------------     and Director
L. A. Johns


/s/Frederick L. Bradford                    Director                            March 20, 2001
---------------------------------------
Frederick L. Bradford


/s/Gerald D. Cassel                         Director                            March 20, 2001
---------------------------------------
Gerald D. Cassel


/s/James C. Fabiano                         Director                            March 20, 2001
---------------------------------------
James C. Fabiano


/s/Ronald E. Schumacher                     Director                            March 20, 2001
---------------------------------------
Ronald E. Schumacher


        Signatures                              Capacity                        Date
        ----------                              --------                        ----


/s/Robert O. Smith                          Director                            March 20, 2001
---------------------------------------
Robert O. Smith



/s/Dean Walldorff                           Director                            March 20, 2001
---------------------------------------
Dean Walldorff



/s/David W. Hole                            President                           March 20, 2001
---------------------------------------     Chief Executive Officer
David W. Hole                               and Director
                                            (Principal Executive Officer)



/s/Herbert C. Wybenga                       Vice President and                  March 20, 2001
---------------------------------------     Director
Herbert C. Wybenga


/s/Dale Weburg                              Director                            March 20, 2001
---------------------------------------
Dale Weburg



/s/Dennis P. Angner                         Executive Vice President,           March 20, 2001
---------------------------------------     Treasurer, and Director
Dennis P. Angner                            (Principal Financial Officer)


IBT Bancorp
FORM 10-K


Index to Exhibits

Exhibit                                                                     Form 10-K
Number                     Exhibit                                         Page Number
-------                    -------                                         -----------
3(d)              Amendment to the Articles of Incorporation                  56

3(h)              Amendment to the Bylaws                                     57

10(c)             IBT Bancorp, Inc. and Related Companies                     58
                  Deferred Compensation Plan for Directors

21                Subsidiaries of the Registrant                              66

23                Consent of Rehmann Robson P.C.                              67
                  Independent Certified Public Accountants