Form 10-Q
period 2001-03-31
IBT BANCORP INC /MI/
filed 2001-05-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended March 31, 2001
                               --------------

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

           Common Stock no par value, 3,875,613 as of April 24, 2001
           ---------------------------------------------------------

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



                         ITEM I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                 March 31        December 31
                                                                                  2001             2000
                                                                                  ----             ----
                                                                              (Unaudited)

ASSETS
  Cash and demand deposits due from banks                                     $  20,279         $  27,525
  Federal funds sold                                                             22,600               900
                                                                              ---------         ---------
                               TOTAL CASH AND CASH EQUIVALENTS                   42,879            28,425

  Investment securities
     Securities available for sale  (Amortized cost of
       $68,930 in 2001 and $77,412 in 2000)                                      69,966            77,514
     Securities held to maturity (Fair value --
       $10,000 in 2001 and $10,687 in 2000)                                       9,978            10,660
                                                                              ---------         ---------
                                   TOTAL INVESTMENT SECURITIES                   79,944            88,174

  Loans
     Agricultural                                                                45,898            47,298
     Commercial                                                                 131,440           129,302
     Real estate mortgage                                                       169,532           173,041
     Installment                                                                 56,706            54,038
                                                                              ---------         ---------
                                                   TOTAL LOANS                  403,576           403,679
  Less allowance for loan losses                                                  5,266             5,162
                                                                              ---------         ---------
                                                     NET LOANS                  398,310           398,517
  Other assets                                                                   26,264            25,781
                                                                              ---------         ---------
                                                  TOTAL ASSETS                $ 547,397         $ 540,897
                                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                      $  52,927         $  60,798
     NOW accounts                                                                76,223            83,779
     Certificates of deposit and other savings                                  300,842           293,727
     Certificates of deposit over $100,000                                       47,454            38,512
                                                                              ---------         ---------
                                                TOTAL DEPOSITS                  477,446           476,816
  Other borrowed funds                                                           10,439             6,444
  Accrued interest and other liabilities                                          5,881             5,707
                                                                              ---------         ---------
                                             TOTAL LIABILITIES                  493,766           488,967

  Shareholders' Equity
     Common stock -- no par value
       10,000,000 shares authorized; outstanding--
       3,878,090 in 2001 (3,871,552 in 2000)                                     30,898            30,814
     Retained earnings                                                           22,050            21,049
     Accumulated other comprehensive income                                         683                67
                                                                              ---------         ---------
                                    TOTAL SHAREHOLDERS' EQUITY                   53,631            51,930
                                                                              ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 547,397         $ 540,897
                                                                              =========         =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)



(dollars in thousands)
                                                                                  Three Months Ended
                                                                                       March 31
                                                                                       --------
                                                                                2001              2000
                                                                                ----              ----

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                              3,871,552         3,848,383
  Issuance of common stock                                                        6,538             8,776
                                                                            -----------       -----------
                                               BALANCE END OF PERIOD          3,878,090         3,857,159
                                                                            ===========       ===========

COMMON STOCK
  Balance at beginning of period                                            $    30,814       $    30,322
  Issuance of common stock                                                           84               155
                                                                            -----------       -----------
                                               BALANCE END OF PERIOD             30,898            30,477

RETAINED EARNINGS
  Balance at beginning of period                                                 21,049            17,816
  Net income                                                                      1,388             1,339
  Cash dividends ($0.10 per share in 2001 and $0.08 in 2000)                       (387)             (273)
                                                                            -----------       -----------
                                               BALANCE END OF PERIOD             22,050            18,882

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of period                                                     67            (1,031)
  Unrealized gains on securities available for sale, net of
    income taxes and reclassification adjustment                                    616                47
                                                                            -----------       -----------
                                               BALANCE END OF PERIOD                683              (984)

                      TOTAL SHAREHOLDERS EQUITY END OF PERIOD               $    53,631       $    48,375
                                                                            ===========       ===========







See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



(in thousands)                                                                     Three Months Ended
                                                                                        March 31
                                                                                        --------
                                                                                  2001         2000
                                                                                  ----         ----

INTEREST INCOME
  Loans                                                                          $ 8,854      $ 7,693
  Investment securities
    Taxable                                                                          743        1,072
    Nontaxable                                                                       412          327
    Federal funds sold                                                               199           71
                                                                                 -------      -------
                                        TOTAL INTEREST INCOME                     10,208        9,163
INTEREST EXPENSE
    Deposits                                                                       4,921        4,109
    Borrowed funds and other                                                         120           19
                                                                                 -------      -------
                                       TOTAL INTEREST EXPENSE                      5,041        4,128

                                          NET INTEREST INCOME                      5,167        5,035
Provision for loan losses                                                            162          125
                                                                                 -------      -------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      5,005        4,910

NONINTEREST INCOME
  Trust fees                                                                         140          114
  Service charges on deposit accounts                                                 74           76
  Other service charges and fees                                                     441          462
  Gain on sale of mortgage loans                                                      95           21
  Title insurance revenue                                                            294          211
  Other                                                                              142          144
                                                                                 -------      -------
                                     TOTAL NONINTEREST INCOME                      1,186        1,028

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                                            2,315        2,154
  Occupancy                                                                          298          271
  Furniture and equipment                                                            485          466
  Other                                                                            1,182        1,206
                                                                                 -------      -------
                                   TOTAL NONINTEREST EXPENSES                      4,280        4,097

                           INCOME BEFORE FEDERAL INCOME TAXES                      1,911        1,841
Federal income taxes                                                                 523          502
                                                                                 -------      -------
                                                   NET INCOME                    $ 1,388      $ 1,339
                                                                                 =======      =======

Basic net income per share                                                       $  0.37      $  0.35
                                                                                 =======      =======

Cash dividends per share                                                         $  0.10      $  0.09
                                                                                 =======      =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)



(dollars in thousands)                                                            Three Months Ended
                                                                                        March 31
                                                                                        --------
                                                                                   2001        2000
                                                                                   ----        ----


NET INCOME                                                                        $1,388      $1,339
  Other comprehensive income before income taxes
     Unrealized holding gains arising during period                                  933          71
     Income tax expense related to comprehensive income                              317          24
                                                                                  ------      ------

OTHER COMPREHENSIVE INCOME                                                           616          47
                                                                                  ------      ------
                                              COMPREHENSIVE INCOME                $2,004      $1,386
                                                                                  ======      ======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



(in thousands)                                                        Three Months Ended
                                                                           March 31
                                                                     2001           2000
                                                                     ----           ----


OPERATING ACTIVITIES
  Net income                                                      $  1,388       $  1,339
  Adjustments to reconcile net income to cash (used in)
    provided by operations:
      Provision for loan losses                                        162            125
      Provision for depreciation                                       288            284
      Net amortization of securities                                    44             65
      Amortization of intangibles                                      137            152
      Gain on sale of mortgage loans                                   (95)           (18)
      Proceeds from sales of mortgage loans                         13,775          2,597
      Mortgage loans originated for sale                           (15,958)        (2,404)
      Decrease in interest receivable                                  147             83
      Increase in other assets                                        (191)          (441)
      Increase (decrease) in accrued interest and
        other expenses                                                 174            (61)
                                                                  --------       --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (129)         1,721

INVESTING ACTIVITIES
  Activity in available for sale securities
     Maturities, calls, and sales                                   11,052          3,239
     Purchases                                                      (2,488)        (1,623)
  Activity in held to maturity securities
     Maturities, calls, and sales                                      555             54
  Net decrease (increase) in loans                                   2,323         (7,015)
  Purchases of equipment and premises                               (1,181)          (251)
                                                                  --------       --------
NET CASH PROVIDED BY (USED IN) IN INVESTING ACTIVITIES              10,261         (5,596)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                      (7,871)        (8,716)
  Net increase in interest bearing deposits                          8,501          8,736
  Net increase (decrease) in federal funds borrowed                  3,995         (4,000)
  Cash dividends                                                      (387)          (273)
  Proceeds from issuance of common stock                                84            155
                                                                  --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  4,322         (4,098)
                                                                  --------       --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    14,454         (7,973)

    Cash and cash equivalents at beginning of period                28,425         26,709
                                                                  --------       --------

          CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 42,879       $ 18,736
                                                                  ========       ========

See notes to consolidated financial statements

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2000.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding were 3,871,557 as of March 31, 2001, and 3,779,543 as of March 31, 2000. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

         The Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of the provisions of SFAS No. 133, as amended, did not have an impact on the results of operations or the financial position of the Bank.

         In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued. It revised the standards for accounting for securitizations in 2000 and other transfers and servicing of financial assets (occurring after March 31, 2001) and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. It is not expected that the adoption of SFAS No. 140 will have a material impact on the Bank's results of operations, financial position, or cash flows.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2000 annual report and with the unaudited consolidated financial statements and notes, as set forth on pages 3 through 8 of this report.

                   THREE MONTHS ENDING MARCH 31, 2001 AND 2000

RESULTS OF OPERATIONS

         Net income equaled $1.39 million for the three month period ended March 31, 2001, compared to $1.34 million for the same period in 2000. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.02% for the first three months of 2001 and 1.07% for 2000. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 10.50% through March 31, 2001 versus 10.99% for the same period in 2000.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                                                   March 31
                                                                           -------------------------
                                                                           2001                 2000
                                                                           ----                 ----

         INCOME STATEMENT DATA
            Net interest income                                           $5,167               $5,035
            Provision for loan losses                                        162                  125
            Net income                                                     1,388                1,339

         PER SHARE DATA
            Net income                                                    $ 0.37               $ 0.35
            Cash dividends                                                  0.10                 0.09

         RATIOS
            Average primary capital to average assets                      10.57%               10.59%
            Net income to average assets                                    1.02                 1.07
            Net income to average equity                                   10.50                10.99


NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $299,000 in 2001 versus $213,000 in 2000. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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



                                                                           Three Months Ending
                                                         March 31, 2001                             March 31, 2000
                                                              Tax          Average                       Tax         Average
                                              Average      Equivalent      Yield/       Average       Equivalent     Yield/
                                              Balance       Interest        Rate        Balance        Interest       Rate
                                              -------       --------        ----        -------        --------       ----

INTEREST EARNING ASSETS
  Loans                                     $ 403,204       $   8,862       8.79%     $ 357,186     $   7,713        8.64%
  Taxable investment securities                47,821             699       5.85         70,646         1,032        5.84
  Nontaxable investment securities             33,651             624       7.42         28,355           496        7.00
  Federal funds sold                           14,689             199       5.42          5,028            71        5.65
  Other investments                             2,361              44       7.45          2,120            40        7.55
                                            ---------       ---------       ----      ---------     ---------        ----
                 Total Earning Assets         501,726          10,428       8.31        463,335         9,352        8.07


NONEARNING ASSETS
  Allowance for loan losses                    (5,205)                                   (4,715)
  Cash and due from banks                      20,616                                    17,239
  Premises and equipment                       11,519                                    10,201
  Accrued income and other assets              15,467                                    13,981
                                            ---------                                 ---------
                         TOTAL ASSETS       $ 544,123                                 $ 500,041
                                            =========                                 =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits          $  79,747             603       3.02      $  63,755           396        2.48
  Savings deposits                            119,660             930       3.11        132,053         1,038        3.14
  Time deposits                               223,950           3,388       6.05        196,562         2,669        5.43
  Borrowed funds                                8,848             120       5.43          1,603            25        6.24
                                            ---------       ---------       ----      ---------     ---------        ----
   Total Interest Bearing Liabilities         432,205           5,041       4.67        393,973         4,128        4.19

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                              53,109                                    51,341
  Other                                         5,937                                     5,999
  Shareholders' equity                         52,872                                    48,728
                                            ---------                                 ---------
        TOTAL LIABILITIES AND EQUITY        $ 544,123                                 $ 500,041
                                            =========                                 =========

NET INTEREST INCOME (FTE)                                   $   5,387                               $   5,224
                                                            =========                               =========

NET YIELD ON INTEREST EARNING ASSETS (FTE)                                  4.29%                                    4.51%
                                                                            =====                                    =====


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


                                                                             Quarter Ended March 31, 2001
                                                                                      Compared to
                                                                                    March 31, 2000
                                                                              Increase (Decrease) Due to
                                                                        -------------------------------------
                                                                         Volume          Rate           Net
                                                                         ------          ----           ---


CHANGES IN INTEREST INCOME
    Loans                                                              $ 1,009        $   140         $1,149
    Taxable investment securities                                         (334)             1           (333)
    Nontaxable investment securities                                        97             31            128
    Federal funds sold                                                     131             (3)           128
    Other investments                                                        5             (1)             4
                                                                       -------        -------         ------
         Total changes in interest income                                  908            168          1,076
         Total changes in interest expense                                 519            394            913
                                                                       -------        -------         ------
            Net Change in Interest Margin (FTE)                        $   389        $  (226)        $  163
                                                                       =======        =======         ======


IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                                               Year to Date
                                                                                  March 31

                                                                        --------------------------
                                                                        2001                  2000
                                                                        ----                  ----


   Summary of changes in allowance
      Allowance for loan losses - January 1                             $5,162              $4,622
         Loans charged off                                                (121)                (87)
         Recoveries of charged off loans                                    63                 147
                                                                       -------              ------
         Net loans (charged off) recovered                                 (58)                 60
         Provision charged to operations                                   162                 125
                                                                       -------              ------
      Allowance for loan losses - March 31                              $5,266              $4,807
                                                                        ======              ======

   Allowance for loan losses as a % of loans                              1.30%               1.33%
                                                                       =======              ======

NONPERFORMING LOANS

(Dollars in thousands)

                                                                                 March 31
                                                                      ------------------------------
                                                                      2001                     2000
                                                                      ----                     ----
   Total amount of loans outstanding for
      the period                                                      $403,576              $362,746
                                                                      ========              ========
 Nonaccrual loans                                                     $  1,153              $    319
   Accruing loans past due 90 days or more                               1,129                 1,496
   Restructured loans                                                      ---                   ---
                                                                      --------              --------
                                    Total                             $  2,282              $  1,815
                                                                      ========              ========

   Loans classified as nonperforming as a
      % of outstanding loans                                              0.57%                 0.50%
                                                                         =====                 =====


      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 2001 to the same period in 2000, fully taxable equivalent (FTE) net interest income increased $163,000 or 3.1%. An increase of 8.3% in average interest earning assets provided $908,000 of FTE interest income. The majority of this growth was funded by a 9.7% increase in interest bearing liabilities resulting in $519,000 of additional interest expense. Overall, changes in volume resulted in $389,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.24%, while the amount of interest earned as a result of changes in rate increased $168,000. The average rate paid on deposits increased 0.48%, increasing interest expense by $394,000. The net change related to interest rate earned and paid was a $226,000 decrease in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.29% during 2001 versus 4.51% in 2000. The 0.22% decrease in the FTE interest margin was primarily a result of the Corporation's increasing reliance on higher cost deposits such as Certificates of Deposit, Money Market accounts and borrowings to fund asset growth, and intense rate competition for new commercial and installment loans. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue and for rates charged for loans in relation to deposit costs to continue declining.

PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 72.8% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 2001 to March 31, 2000, loans outstanding increased 11.3%. The provision for loan losses increased $37,000 to $162,000 in the first quarter of 2001 when compared to 2000. The increase in the provision of loan losses resulted from an increase in nonperforming loans of 25.7% and increased uncertainty about economic performance over the coming months. As set forth in Table 3, loans classified as nonperforming were $2.28 million as of March 31, 2001, a $467,000 increase over the prior year. The allowance for loan losses as a percentage of loans equaled 1.30% compared to 1.33% in 2000. In management's opinion, the allowance for loan losses is adequate as of March 31, 2001.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. Income earned from these sources increased $158,000 during the three month period ending March 31, 2001, compared to the same period in 2000. Significant individual account changes during this period include $83,000 increase in income from the sale of title insurance and related services, a $74,000 increase in gains on the sale of residential real estate mortgage loans, a $26,000 increase in trust fees, a $42,000 increase in NSF and overdraft fees, and a $19,000 decrease in service charges on deposit accounts. The increase in NSF and overdrafts fees and the decline in service charges are principally due to the introduction of free checking by Isabella Bank and Trust in 2000. The Bank currently has over 8000 checking accounts, many of which were transferred from other accounts with service charges. The income derived from these accounts results primarily from an increase in the frequency of overdraft activity.

      The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $95,000 gain from the sale of $13.8 million in mortgages during the first quarter of 2001 versus an $18,000 gain on the sale of $2.6 million in the same period in 2000.

NONINTEREST EXPENSE

      Noninterest expense increased $183,000 for the first three months of 2001 when compared to the same period in 2000. The largest component of noninterest expense is salaries and employee benefits, which increased $161,000 or 7.5%. The increase is due to additional staffing and normal merit and promotional salary increases, and approximately a 20% increase in medical expenses.

   Occupancy and furniture and equipment expenses increased $46,000 or 6.2% in 2001. The majority of this increase is a result of Isabella Bank and Trust building a 15,000 square foot Operations Center in Mt. Pleasant, Michigan. All other operating expenses declined $24,000, principally due to a reduction in State of Michigan taxes.


ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 2000, total assets increased $6.5 million to $547.4 million. During the first quarter of 2001, major changes in asset mix included a $7.3 million decrease in cash, $21.7 million increase in fed funds sold, an $8.2 million decrease in investment securities, and a $207,000 decrease in net loans. Deposits during this period increased $630,000. Interest bearing deposits increased $8.5 million and noninterest bearing deposits decreased $7.9 million, borrowed funds increased $4.0 million and shareholders' equity increased $1.7 million.

LIQUIDITY

      Liquidity management is designed to ensure adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

      As of March 31, 2001, cash and cash equivalents as a percentage of total assets equaled 7.8%, versus 5.3% as of December 31, 2000. During the first three months of 2001, cash used by operating activities was $129,000, investing activities provided $10.3 million, and financing activity provided $4.3 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $14.5 million increase in cash and cash equivalents during the first three months of 2001.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $70.0 million as of March 31, 2001 and $77.5 million as of December 31, 2000. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income, and increased approximately $1.7 million since December 31, 2000.

      There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 10.2% at March 31, 2001.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2001:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS


                                                       IBT Bancorp
                                                                        Actual
                                           Required                    03/31/01
                                           --------                    --------

         Equity Capital                     4.00%                       13.61%
         Secondary Capital*                 4.00                         1.25
                                            ----                        -----
         Total Capital                      8.00%                       14.86%
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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2001. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                          March 31, 2001                                  Fair Value

                                            ----------------------------------------------------------------------------------------
                                              2001        2002      2003       2004      2005    Thereafter      Total      03/31/01
                                            ----------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets             $ 22,600      ---        ---       ---        ---        ---        $ 22,600    $ 22,600
    Average interest rates                      4.50%     ---        ---       ---        ---        ---            5.00%
  Fixed interest rate securities            $ 18,437  $ 21,570   $ 12,900   $  5,604  $  1,743   $ 19,690       $ 79,944    $ 79,966
    Average interest rates                      5.43%     5.14%      5.41%      4.94%     4.84%      5.20%          5.24%
  Fixed interest rate loans                 $112,636  $ 73,497   $ 86,009   $ 52,105  $ 25,607   $ 11,932       $361,786    $362,314
    Average interest rates                      9.05%     6.44%      6.58%      5.75%     7.36%      8.04%          7.31%
  Variable interest rate loans              $ 39,812  $  1,828   $    143   $      7      ---        ---        $ 41,790    $ 41,790
    Average interest rates                      4.59%    10.47%      9.74%    10.49%      ---        ---            4.87%

Rate sensitive liabilities
  Borrowed funds                            $  3,039      ---    $  5,000       ---       ---    $  2,400       $ 10,439    $ 10,439
    Average interest rates                      4.98%     ---       5.08%       ---       ---        6.65%          5.41%
  Savings and NOW accounts                  $116,875  $ 16,562   $ 13,462   $ 11,085  $ 10,256   $ 27,201       $195,441    $195,441
    Average interest rates                      3.78%     1.96%      1.95%      1.96%     1.96%      1.98%          3.05%
  Fixed interest rate time deposits         $133,506  $ 38,496   $ 22,625   $ 14,274  $ 19,025       ---        $227,926    $230,037
    Average interest rates                      5.71%     6.21%      6.04%      5.76%     6.60%      ---            5.90%
  Variable interest rate time deposits      $    690  $    462       ---        ---       ---        ---        $  1,152    $  1,152
    Average interest rates                      6.01%     6.01%      ---        ---       ---        ---            6.01%


Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                          March 31, 2000                                  Fair Value

                                            ----------------------------------------------------------------------------------------
                                              2000        2001      2002       2003      2004    Thereafter      Total      03/31/01
                                            ----------------------------------------------------------------------------------------

Rate sensitive assets
  Other interest bearing assets             $  1,300      ---        ---        ---        ---        ---       $  1,300    $  1,300
    Average interest rates                      5.75%     ---        ---        ---        ---        ---           5.75%
  Fixed interest rate securities            $ 27,088  $ 19,180   $ 19,979   $ 11,748   $  6,138   $ 15,326      $ 99,459    $ 99,365
    Average interest rates                      5.54%     5.74%      5.48%      5.76%      5.40%      4.11%         5.36%
  Fixed interest rate loans                 $ 86,226  $ 68,628   $ 63,380   $ 47,843   $ 46,362   $ 10,268      $322,707    $322,117
    Average interest rates                      8.22%     8.02%      8.08%      7.94%      8.06%      7.71%         8.07%
  Variable interest rate loans              $ 38,030  $  1,732   $    226   $     51       ---        ---       $ 40,039    $ 40,039
    Average interest rates                      9.54%    11.63%      9.00%     10.04%      ---        ---           9.62%

Rate sensitive liabilities
  Federal funds purchased                   $  2,000      ---        ---        ---        ---        ---       $  2,000    $  2,000
     Average interest rates                     6.25%     ---        ---        ---        ---        ---           ---
  Savings and NOW accounts                  $112,944  $ 16,778   $ 13,181   $ 11,862   $ 10,317   $ 26,571      $191,652    $191,652
    Average interest rates                      3.55%     2.14%      2.14%      2.14%      2.13%      2.13%         2.97%
  Fixed interest rate time deposits         $114,706  $ 31,949   $ 26,263   $ 16,150   $ 11,948       ---       $201,017    $201,218
    Average interest rates                      5.40%     6.01%      5.98%      5.65%      5.93%      5.93%         5.63%
  Variable interest rate time deposits      $    842  $    412   $      4       ---        ---        ---       $  1,258    $  1,258
    Average interest rates                      6.01%     6.01%      6.01%      ---        ---        ---          6.01%


                           PART II - OTHER INFORMATION



Item 6       EXHIBITS AND REPORTS ON FORM 8-K

            (a) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IBT Bancorp, Inc.
                                    -----------------------


Date:   April 30, 2001              /s/ David W. Hole
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