Form 10-Q
period 2001-06-30
IBT BANCORP INC /MI/
filed 2001-08-02
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2001
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                    to
                               ------------------    --------------------------
Commission File Number:                       0-18415
                       --------------------------------------------------------
                               IBT Bancorp, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                        38-2830092
-------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              identification No.)

          200 East Broadway                       48858
-------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip code)

                                 (989) 772-9471
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Common Stock no par value, 3,884,650 as of July 27, 2001
            --------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS


(dollars in thousands)                                                          June 30        December 31
                                                                                  2001             2000
                                                                                  ----             ----
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                     $  24,093         $  27,525
  Federal funds sold                                                             30,250               900
                                                                              ---------         ---------
                                        TOTAL CASH AND CASH EQUIVALENTS          54,343            28,425

  Investment securities
     Securities available for sale (Amortized cost of
       $78,824 in 2001 and $77,412 in 2000)                                      80,110            77,514
     Securities held to maturity (Fair value --
       $6,408 in 2001 and $10,687 in 2000)                                        6,359             8,299
                                                                              ---------         ---------
                                            TOTAL INVESTMENT SECURITIES          86,469            85,813

  Loans
     Agricultural                                                                49,717            47,298
     Commercial                                                                 121,987           129,302
     Real estate mortgage                                                       176,816           173,041
     Installment                                                                 57,148            54,038
                                                                              ---------         ---------
                                                            TOTAL LOANS         405,668           403,679
  Less allowance for loan losses                                                  5,399             5,162
                                                                              ---------         ---------
                                                              NET LOANS         400,269           398,517

  Other assets                                                                   29,351            28,142
                                                                              ---------         ---------
                                                           TOTAL ASSETS       $ 570,432         $ 540,897
                                                                              =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                      $  57,967         $  60,798
     NOW accounts                                                                79,517            83,779
     Certificates of deposit and other savings                                  303,582           293,727
     Certificates of deposit over $100                                           55,739            38,512
                                                                              ---------         ---------
                                                         TOTAL DEPOSITS         496,805           476,816
  Other borrowed funds                                                           11,587             6,444
  Accrued interest and other liabilities                                          6,837             5,707
                                                                              ---------         ---------
                                                      TOTAL LIABILITIES         515,229           488,967

  Shareholders' Equity
     Common stock -- no par value
       10,000,000 shares authorized; outstanding--
       3,884,436 in 2001 (3,871,552 in 2000)                                     31,070            30,814
     Retained earnings                                                           23,284            21,049
     Accumulated other comprehensive income                                         849                67
                                                                              ---------         ---------
                                             TOTAL SHAREHOLDERS' EQUITY          55,203            51,930
                                                                              ---------         ---------

                             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 570,432         $ 540,897
                                                                              =========         =========


See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

                                                                                   Six Months Ended
                                                                                       June 30
                                                                                       -------
                                                                               2001               2000
                                                                               ----               ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                              3,871,552         3,848,383
  Issuance  of common stock                                                      20,594            14,223
  Stock repurchased                                                              (7,710)              ---
                                                                            -----------       -----------
                                            BALANCE END OF PERIOD             3,884,436         3,862,606
                                                                            ===========       ===========

COMMON STOCK
  Balance at beginning of period                                            $    30,814       $    30,322
  Issuance of common stock                                                          494               318
  Stock repurchased                                                                (238)              ---
                                                                            -----------       -----------
                                            BALANCE END OF PERIOD                31,070            30,640

RETAINED EARNINGS
  Balance at beginning of period                                                 21,049            17,815
  Net income                                                                      3,010             2,702
  Cash dividends ($0.10 per share in 2001 and $0.09 in 2000)                       (775)             (806)
                                                                            -----------       -----------
                                            BALANCE END OF PERIOD                23,284            19,711

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                     67            (1,031)
  Unrealized gains on securities available for sale, net
    of income taxes and reclassification adjustment                                 782               251
                                                                            -----------       -----------
                                            BALANCE END OF PERIOD                   849              (780)
                                                                            -----------       -----------
                          TOTAL SHAREHOLDERS EQUITY END OF PERIOD           $    55,203       $    49,571
                                                                            ===========       ===========




See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)



(in thousands)                                                       Three Months Ended         Six Months Ended
                                                                           June 30                   June 30
                                                                           -------                   -------
                                                                       2001        2000         2001        2000
                                                                    --------------------       ------------------

INTEREST INCOME
  Loans                                                             $ 8,811     $ 8,057      $ 17,745    $15,750
  Investment securities
    Taxable                                                             707         990         1,450      2,062
    Nontaxable                                                          497         394           829        721
  Federal funds sold                                                    323           7           522         78
                                                                    -------     -------      --------    -------
                                         TOTAL INTEREST INCOME       10,338       9,448        20,546     18,611
INTEREST EXPENSE
  Deposits                                                            4,839       4,230         9,760      8,339
  Federal funds purchased                                               146         187           266        206
                                                                    -------     -------      --------    -------
                                         TOTAL INTEREST EXPENSE       4,985       4,417        10,026      8,545
                                                                    -------     -------      --------    -------
                                            NET INTEREST INCOME       5,353       5,031        10,520     10,066
  Provision for loan losses                                             166         179           328        304
                                                                    -------     -------      --------    -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                5,187       4,852        10,192      9,762

NONINTEREST INCOME
  Trust fees                                                            139         117           279        231
  Service charges on deposit accounts                                    73          85           147        161
  Other service charges and fees                                        501         477           942        939
  Gain on sale of mortgage loans                                        170          20           265         41
  Title insurance revenue                                               401         296           695        507
  Net realized gain (loss) on securities available for sale               4          (4)            4         (4)
  Other                                                                 176         174           318        318
                                                                    -------     -------      --------    -------
                                       TOTAL NONINTEREST INCOME       1,464       1,165         2,650      2,193

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                               2,332       2,173         4,647      4,327
  Occupancy                                                             279         230           577        501
  Furniture and equipment                                               521         485         1,006        951
  Other                                                               1,263       1,239         2,445      2,445
                                                                    -------     -------      --------    -------
                                      TOTAL NONINTEREST EXPENSES      4,395       4,127         8,675      8,224

                              INCOME BEFORE FEDERAL INCOME TAXES      2,256       1,890         4,167      3,731
Federal income taxes                                                    634         527         1,157      1,029
                                                                    -------     -------      --------    -------
                                                     NET INCOME     $ 1,622     $ 1,363      $  3,010    $ 2,702
                                                                    =======     =======      ========    =======

Net income per share                                                $  0.41     $  0.35      $   0.78    $  0.70
                                                                    =======     =======      ========    =======

Cash dividends per share                                            $  0.10     $  0.09      $   0.20    $  0.18
                                                                    =======     =======      ========    =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)



                                                                   Three Months Ended         Six Months Ended
                                                                        June 30                    June 30
                                                                        -------                    -------
                                                                     2001        2000          2001        2000
                                                                  ---------------------       ------------------


NET INCOME                                                        $  1,622     $  1,363     $  3,010     $  2,702
Other comprehensive income before income taxes:
  Unrealized gains on securities available for sale:
         Unrealized holding gains arising during
            period                                                     256          306        1,189          377
         Reclassification adjustment for realized
            (gains) losses included in net income                       (4)           4           (4)           4
                                                                  --------     --------     --------     --------
Other comprehensive income before income taxes                         252          310        1,185          381
         Income tax expense related to other
            comprehensive income                                        86          106          403          130
                                                                  --------     --------     --------     --------

OTHER COMPREHENSIVE INCOME                                             166          204          782          251
                                                                  --------     --------     --------     --------
                                COMPREHENSIVE INCOME              $  1,788     $  1,567     $  3,792     $  2,953
                                                                  ========     ========     ========     ========



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



(in thousands)                                                                       Six Months Ended
                                                                                         June 30
                                                                                    2001          2000
                                                                                    ----          ----

OPERATING ACTIVITIES
  Net income                                                                     $  3,010       $ 2,702
  Adjustments to reconcile net income to cash
     provided by operations:
     Provision for loan losses                                                        328           304
     Provision for depreciation                                                       575           566
     Net amortization of securities                                                    92           117
     Amortization of intangibles                                                      274           289
     Gain on sale of mortgage loans                                                  (265)          (40)
     Proceeds from sales of mortgage loans                                         35,283         3,940
     Mortgage loans originated for sale                                           (37,554)       (3,821)
     Deferred income tax benefit                                                      ---           ---
     Decrease (increase) in interest receivable                                       354           (61)
     Increase in other assets                                                        (937)         (426)
     Increase (decrease) in accrued interest and other liabilities                  1,130          (506)
                                                                                 --------      --------
                      NET CASH PROVIDED BY OPERATING ACTIVITIES                     2,290         3,064

INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities, calls, and sales                                                   14,839        13,639
    Purchases                                                                     (17,323)       (4,521)
  Activity in held to maturity securities
    Maturities, calls, and sales                                                    2,921         2,051
    Purchases                                                                         ---          (105)
  Net decrease (increase) in loans                                                    456       (26,897)
  Purchases of equipment and premises                                              (1,878)         (719)
                                                                                 --------      --------
                          NET CASH USED BY INVESTING ACTIVITIES                      (985)      (16,552)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                     (2,831)       (5,198)
  Net increase in interest bearing deposits                                        22,820        10,335
  Net increase (decrease) in other borrowed funds                                   5,143          (716)
  Cash dividends                                                                     (775)         (806)
  Proceeds from the issuance of common stock                                          494           318
  Stock repurchased                                                                  (238)            0
                                                                                 --------      --------
                      NET CASH PROVIDED BY FINANCING ACTIVITIES                    24,613         3,933

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        25,918        (9,555)
              Cash and cash equivalents at beginning of period                     28,425        26,709
                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 54,343      $ 17,154
                                                                                 ========      ========



See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2000.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding was 3,875,282 and 3,856,530 for the six month period ending June 30, 2001 and 2000, respectively. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

The Bank adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The adoption of the provisions of SFAS No. 133, as amended, did not have an impact on the results of operations or the financial position of the Banks.

In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125, was issued. It revised the standards for accounting for securitizations in 2000 and other transfers and servicing of financial assets (occurring after March 31, 2001) and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 was adopted by the Banks on April 1, 2001 and did not have a material impact on the Bank's results of operations, financial position, or cash flows.

The foregoing does not constitute a comprehensive summary of all material changes or developments affecting the manner in which the Banks maintain their books and records and perform their financial accounting responsibilities. It is intended only as a summary of some of the recent pronouncements made by the FASB which are of particular interest to financial institutions.

NOTE 4

Restricted investments of $2,361,000 as of December 31, 2000 were reclassified from held to maturity investments to other assets for the period ending December 31, 2000 to conform with the 2001 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2000 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

                    SIX MONTHS ENDING JUNE 30, 2001 AND 2000

RESULTS OF OPERATIONS

Net income equaled $3.01 million for the six month period ended June 30, 2001 versus $2.7 million in 2000. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.09% for the first six months of 2001 and 1.07% in 2000. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.26% through June 30, 2001 versus 10.95% for the same period in 2000.



SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data                                        Six Months Ended
                                                                                        June 30
                                                                                 ----------------------
                                                                                  2001           2000
                                                                                 ---------------------
         INCOME STATEMENT DATA
            Net interest income                                                    $10,520   $10,066
            Provision for loan losses                                                  328       304
            Net income                                                               3,010     2,702

         PER SHARE DATA
            Net income per common share                                            $  0.78   $  0.70
            Cash dividends per common share                                           0.20      0.18

         RATIOS
            Average primary capital to average assets                                10.55     10.65%
            Net income to average assets                                              1.09      1.07
            Net income to average equity                                             11.26     10.95


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $709,000 in 2001 versus $453,000 in 2000. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

                                                 (Continued on page 12)

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

(Dollars in Thousands)

         The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank restricted equity holdings are included in other investments.



                                                                                Six Months Ending
                                                               June 30, 2001                           June 30, 2000
                                                                    Tax      Average                        Tax        Average
                                                      Average   Equivalent    Yield/         Average     Equivalent     Yield/
                                                      Balance    Interest      Rate          Balance      Interest       Rate
                                                      -------    --------      ----          -------     ----------      ----

INTEREST EARNING ASSETS
  Loans                                             $ 403,566   $  17,759      8.80%        $  364,666   $  15,799       8.66%
  Taxable investment securities                        46,830       1,358      5.80             67,929       1,984       5.84
  Nontaxable investment securities                     34,023       1,256      7.38             29,363       1,091       7.43
  Federal funds sold                                   22,333         522      4.67              2,715          77       5.67
  Other investments                                     2,469          92      7.45              2,185          80       7.32
                                                    ---------   ---------  --------         ----------   ---------     ------
       Total Earning Assets                           509,221      20,987      8.24            466,858      19,031       8.15

NONEARNING ASSETS
  Allowance for loan losses                            (5,270)                                  (4,788)
  Cash and due from banks                              20,514                                   17,381
  Premises and equipment                               11,841                                   10,254
  Accrued income and other assets                      15,374                                   14,110
                                                    ---------                               ----------
                  Total Assets                      $ 551,680                               $  503,815
                                                    =========                               ==========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                  $  80,079   $   1,121      2.80         $   62,253         787       2.53
  Savings deposits                                    118,949       1,776      2.99            127,094       2,007       3.16
  Time deposits                                       229,555       6,863      5.98            200,218       5,545       5.54
  Borrowed funds                                        9,776         266      5.44              6,383         206       6.45
                                                    ---------   ---------  --------         ----------   ---------    -------
Total Interest Bearing Liabilities                    438,359      10,026      4.57            395,948       8,545       4.32

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                      53,848                                   52,639
  Other                                                 5,986                                    5,874
  Shareholders' equity                                 53,487                                   49,354
                                                    ---------                               ----------
Total Liabilities and Equity                        $ 551,680                               $  503,815
                                                    =========                               ==========

Net interest income (FTE)                                       $  10,961                               $   10,486
                                                                =========                               ==========

Net yield on interest earning assets (FTE)                                     4.31%                                     4.49%
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


                                                                      Six Month Period Ended June 30, 2001
                                                                                    Compared to
                                                                                   June 30, 2000
                                                                          Increase (Decrease) Due to
                                                                       -------------------------------------
                                                                       Volume           Rate            Net
                                                                       ------           ----           -----

CHANGES IN INTEREST INCOME
    Loans                                                              $ 1,708          $ 252         $1,960
    Taxable investment securities                                         (612)           (14)          (626)
    Nontaxable investment securities                                       172             (7)           165
    Federal funds sold                                                     461            (16)           445
    Other                                                                   11              1             12
                                                                       -------          -----         ------
    Total changes in interest income                                     1,740            216          1,956
         Total changes in interest expense                               1,069            412          1,481
                                                                       -------          -----         ------
            Net Change in Interest Margin (FTE)                        $   671          $(196)        $  475
                                                                       =======          =====         ======

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 2001 to the same period in 2000, fully taxable equivalent (FTE) net interest income increased $475,000 or 4.5%. An increase of 9.1% in average interest earning assets provided $1.74 million of FTE interest income. The majority of this growth was funded by a 10.7% increase in interest bearing liabilities, resulting in $1.07 million of additional interest expense. Overall, changes in volume resulted in $671,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.09%, while the amount of interest earned as a result of changes in rate increased $216,000. The average rate paid on deposits increased by 0.25%, increasing interest expense by $412,000. The net change related to interest rates earned and paid was a $196,000 decrease in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.31% during the first six months of 2001 versus 4.49% for the same period in 2000. The 0.18% decrease in the FTE interest margin was primarily a result of increasing reliance on high cost funding sources such as certificates of deposit, money market accounts, and borrowed federal funds to finance asset growth, and interest rate competition for new commercial, mortgage and personal loans. Management expects both trends to continue into the foreseeable future.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 70% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 2001 to June 30, 2000, the provision for loan losses was increased $24,000 to $328,000. Year to date 2001, the Corporation had net charge-offs of $91,000 versus recoveries of $14,000 in 2000. Loans classified as nonperforming were 0.57% of loans as of June 30, 2001 versus 0.48% for June 30, 2000. The Corporation's peer group, which includes 255 holding companies with assets between $500 million and $1.0 billion, nonperforming loans to total loans ratio was 0.62% as of June 30, 2001. As of June 30, 2001, the allowance for loan losses as a percentage of loans equaled 1.33%. In management's opinion, the allowance for loan losses is adequate as of June 30, 2001.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)


                                                                             Year to Date
                                                                                June 30
                                                                       --------------------------
                                                                         2001            2000
                                                                       -------          -------

   Summary of changes in allowance
      Allowance for loan losses - January 1                            $ 5,162          $ 4,622
         Loans charged off                                                (198)            (199)
         Recoveries of charged off loans                                   107              213
                                                                       -------          -------
         Net loans (charged off) recovered                                 (91)              14
           Provision charged to operations                                 328              304
                                                                       -------          -------
      Allowance for loan losses - June 30                              $ 5,399          $ 4,940
                                                                       =======          =======

   Allowance for loan losses as a % of loans                              1.33%            1.29%
                                                                       =======          =======


NONPERFORMING LOANS

(Dollars in thousands)
                                                                                June 30
                                                                         2001             2000
                                                                        ------          -------
   Total amount of loans outstanding for
      the period (net of unearned interest)                            $405,668        $382,678
                                                                       ========        ========
   Nonaccrual loans                                                    $    770        $    302
   Accruing loans past due 90 days or more                                1,525           1,519
   Restructured loans                                                       ---             ---
                                                                       --------        --------
                                    Total                              $  2,295        $  1,821
                                                                       ========        ========


   Loans classified as nonperforming as a
      % of outstanding loans                                               0.57%           0.48%
                                                                          =====           =====



   To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, gains and losses on investment securities available for sale, and other. There was a $457,000 increase in fees earned from these sources during the first six months of 2001 when compared to the same period in 2000. Significant individual account changes during this period include a $188,000 increase from the sale of title insurance and related services, a $48,000 increase in trust fees, a $43,000 decrease in brokerage commissions, a $224,000 increase in gains on the sale of mortgage loans, a $97,000 increase in NSF and overdraft fees, and a $14,000 decrease in service charges on deposit accounts. The increase in NSF and overdraft fees and the decline in service charges are principally due to the introduction of free checking by Isabella Bank and Trust in 2000. The Bank currently has over 3,000 of these accounts. Many were transferred from other accounts with service charges. The income derived from these accounts results primarily from an increase in the frequency of overdraft activity.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $265,000 gain from the sale of $35.3 million in mortgages during the first six months of 2001 versus a $41,000 gain on the sale of $3.9 million in mortgages for the same period in 2000.

NONINTEREST EXPENSES

Noninterest expenses increased $451,000 or 5.5% during the first six months of 2001 when compared to 2000. The largest component of noninterest expense is salaries and employee benefits, which increased $320,000 or 7.4%. In addition to increases resulting from additional staffing and normal merit and promotional salary adjustments, the Corporation incurred additional expenses related to benefit improvements for the employees of Farmers State Bank as a result of the merger in August 2000, and a 20% increase in medical expenses.

Occupancy and furniture and equipment expenses increased $131,000 or 9.0% in 2001. The majority of the increase is a result of the construction and occupancy of a 15,000 square foot operations center in Mt. Pleasant, Michigan. There were no significant changes in other operating expenses.

                      QUARTER ENDED JUNE 30, 2001 AND 2000

RESULTS OF OPERATIONS

Net income equaled $1.62 million for the second quarter in 2001 versus $1.36 million in 2000. Return on average assets equaled 1.16% for the second quarter of 2001 versus 1.07% for the same period in 2000. Return on average equity equaled 11.99% for the second quarter in 2001, versus 10.91% for the second quarter in 2000.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)


                                                                              Three Months Ended
                                                                                    June 30
                                                                         ----------------------------
                                                                         2001                    2000
                                                                         ----------------------------
   INCOME STATEMENT DATA
      Net interest income                                                 $5,353               $5,031
      Provision for loan losses                                              166                  179
      Net income                                                           1,622                1,363

   PER SHARE DATA
      Net income per common share                                         $ 0.41               $ 0.35
      Cash dividend per common share                                        0.10                 0.09

   RATIOS
      Average primary capital to average assets                            10.53%               10.70%
      Net income to average assets                                          1.16                 1.07
      Net income to average equity                                         11.99                10.91



NET INTEREST INCOME

When comparing the second quarter of 2001 to 2000, net FTE interest income increased $312,000. An increase of 9.9% in interest earning assets provided $821,000 of FTE interest income. The asset growth was funded primarily by an 11.7% increase in interest bearing liabilities, resulting in $547,000 of increased interest expense. Overall, increased volume resulted in $274,000 of additional FTE interest income. During the second quarter of 2001, the average FTE interest rate earned on assets decreased by 0.06% and the average rate paid on deposits increased by 0.05%. The changes in interest rates earned and paid resulted in a $38,000 increase in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.16% to 4.31% in the second quarter of 2001. The primary factor for the decrease was the Corporation's increasing reliance on interest bearing liabilities to fund assets and a substantial increase in fed funds sold, the lowest rate asset, to total earning assets.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 2001 was $166,000 versus $179,000 in 2000. During the second quarter of 2001 the Corporation had net charge-offs of $32,000 versus $46,000 during the same period of 2000. The allowance for loan losses as a percent of loans was 1.33% as of June 30, 2001, a 0.03% increase since March 31, 2001.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 2001, when compared to the same period in 2000, increased $299,000 or 25.7%. The most significant changes were a $105,000 increase from the sale of title insurance and related services, a $150,000 increase in gains on the sale of mortgage loans, and a $22,000 increase in trust fees

TABLE 4

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

(Dollars in Thousands)

      The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank restricted stock is included in other investments.




                                                                                     Quarter Ending
                                                                 June 30, 2001                               June 30, 2000
                                                                      Tax        Average                         Tax        Average
                                                        Average    Equivalent     Yield/        Average      Equivalent      Yield/
                                                        Balance     Interest      Rata          Balance       Interest        Rate
                                                       -------      --------     -------        -------      ----------       ----

  INTEREST EARNING ASSETS
  Loans                                              $ 403,927    $ 8,897          8.81%       $ 372,146      $  8,086        8.69%
  Taxable investment securities                         45,838        659          5.75           65,212           952        5.84
  Nontaxable investment securities                      34,395        632          7.35           30,371           595        7.84
  Federal funds sold                                    29,977        323          4.31              402             6        5.97
  Other                                                  2,577         48          7.45            2,250            40        7.11
                                                     ---------   --------        ------        ---------      --------        ----
             Total Earning Assets                      516,714     10,559          8.17          470,381         9,679        8.23

NONEARNING ASSETS
  Allowance for loan losses                             (5,334)                                   (4,861)
  Cash and due from banks                               20,411                                    17,523
  Premises and equipment                                12,163                                    10,307
  Accrued income and other assets                       15,280                                    14,239
                                                     ---------                                 ---------
                  Total Assets                       $ 559,234                                 $ 507,589
                                                     =========                                 =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                   $  80,410        518          2.58        $  60,751           391        2.57
  Savings deposits                                     118,238        846          2.86          122,135           969        3.17
  Time deposits                                        235,159      3,475          5.91          203,874         2,876        5.64
  Borrowed funds                                        10,703        146          5.46           11,163           181        6.49
                                                     ---------    -------         -----        ---------      --------        ----
   Total Interest Bearing Liabilities                  444,510      4,985          4.49          397,923         4,417        4.44%


NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY
  Demand deposits                                       54,587                                    53,937
  Other                                                  6,035                                     5,749
  Shareholders' equity                                  54,102                                    49,980
                                                     ---------                                 ---------
       Total Liabilities and Equity                  $ 559,234                                 $ 507,589
                                                     =========                                 =========

Net interest income (FTE)                                          $5,574                                       $5,262
                                                                   ======                                       ======

Net yield on interest earning assets (FTE)                                         4.31%                                     4.47%
                                                                                 ======                                     =====


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



                                                                Quarter Ended June 30, 2001
                                                                        Compared to
                                                                       June 30, 2000
                                                                 Increase (Decrease) Due to
                                                               --------------------------------
                                                                 Volume       Rate       Net
                                                               ---------   --------   ---------

CHANGES IN INTEREST INCOME
     Loans                                                        $699        $112      $  811
     Taxable investment securities                                (279)        (14)       (293)
     Nontaxable investment securities                               76         (39)         37
     Federal funds sold                                            319          (2)        317
     Other                                                           6           2           8
                                                                ------      ------      ------
         Total changes in interest income                          821          59         880
         Total changes in interest expense                         547          21         568
                                                                ------      ------      ------
     Net Change in Interest Margin (FTE)                        $  274      $   38      $  312
                                                                ======      ======      ======


NONINTEREST EXPENSES

Noninterest expenses increased $268,000 or 6.5% during the second quarter of 2001 when compared to 2000. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The largest component of noninterest expense is salaries and employee benefits, which increased $159,000 or 7.3%. The increase is related to normal merit and promotional salary increases, increased benefit costs at Farmers State Bank as a result of the August 2000 merger, and increases in medical expenses.

Occupancy and furniture and equipment expenses increased $85,000 or 11.9%. The majority of this increase is associated with the occupancy of the operations center. Other operating expenses increased $24,000 or 1.9%. The most significant changes include increases in title insurance costs and postage and printing expenses associated with the mailing of privacy notices to customers of the Corporation.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2000, total assets increased $29.5 million to $570.4 million. As of June 30, 2001, the loan portfolio increased $2.0 million, cash and demand deposits due from bank decreased $3.4 million, federal funds sold increased $29.4 million, and investment securities increased $656,000 when compared to December 31, 2000. Deposits during this period increased $20.0 million, borrowed funds increased $5.1 million, and shareholders' equity increased $3.3 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 2001, cash and cash equivalents as a percentage of total assets equaled 9.5%, versus 5.3% as of December 31, 2000. During the first six months of 2001, $2.3 million in net cash was provided from operations and $24.6 million was provided from financing activities. Investing activities used $985,000. The accumulated effect of the Corporation's operating, investing and financing activities was a $25.9 million increase in cash and cash equivalents during the first six months of 2001.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $80.1 million as of June 30, 2001 and $77.5 million as of December 31, 2000. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock and retained earnings, increased by accumulated other comprehensive income; and increased approximately $3.3 million since December 31, 2000.

CAPITAL, CONTINUED

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 9.2% as of June 30, 2001.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2001:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS


                                                      IBT Bancorp
                                                                        Actual
                                          Required                     06/30/01
                                          --------                   -----------
         Equity Capital                     4.00                        13.72%
         Secondary Capital*                 4.00                         1.25%
                                            ----                      -------
         Total Capital                      8.00                        14.97%
                                            ====                      =======



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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2001. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk


                                                           June 30, 2001                                           Fair Value
                                        --------------------------------------------------------------------------------------------
                                             2001       2002      2003      2004      2005     Thereafter     Total       06/30/01
                                        --------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets           $   30,25       ---       ---       ---        ---        ---     $ 30,250     $ 30,250
    Average interest rates                     3.75%      ---       ---       ---        ---        ---         5.00%
  Fixed interest rate securities          $  14,062   $23,775   $14,645   $10,261    $ 3,609    $20,117     $ 86,469     $ 86,518
    Average interest rates                     5.41%     5.02%     5.28%     4.87%      4.94%      4.86%        5.07%
  Fixed interest rate loans               $ 111,737   $77,055   $85,227   $49,071    $22,635    $10,992     $356,717     $359,801
    Average interest rates                     9.48%     8.42%     8.22%     8.23%      8.27%      7.78%        8.65%
  Variable interest rate loans            $  46,910   $ 1,948   $    89   $     4        ---        ---     $ 48,951     $ 48,951
    Average interest rates                     8.50%    10.09%     7.75%      ---       8.75%       ---         8.56%

Rate sensitive liabilities
  Borrowed funds                          $   3,187       ---   $ 5,000   $ 1,000        ---    $ 2,400     $ 11,587     $ 11,587
    Average interest rates                     4.94%      ---      5.08%     5.06%       ---       6.65%        5.37%
  Savings and NOW accounts                $ 119,825   $16,670   $13,549   $11,161    $10,325    $27,395     $198,925     $198,925
    Average interest rates                     3.26%     2.61%     2.47%     2.47%      2.01%      1.60%        2.81%
  Fixed interest rate time deposits       $ 142,268   $38,897   $23,927   $17,886    $15,627        ---     $238,605     $241,746
    Average interest rates                     5.57%     6.03%     5.95%     6.41%      6.64%       ---         5.82%
  Variable interest rate time deposits    $     724   $   584       ---       ---        ---        ---     $  1,308     $  1,308
    Average interest rates                     4.09%     4.09%      ---       ---        ---        ---         4.09%



Quantitative Disclosures of Market Risk


                                                           June 30, 2000                                           Fair Value
                                        --------------------------------------------------------------------------------------------
                                             2000       2001      2002      2003      2004     Thereafter     Total       06/30/00
                                        --------------------------------------------------------------------------------------------
Rate sensitive assets
  Fixed interest rate securities          $  16,944   $18,511   $20,267   $12,361    $  6,597   $15,656     $ 90,336    $ 90,314
    Average interest rates                     5.52%     5.74%     5.47%     5.71%       5.32%     5.05%        5.48%
  Fixed interest rate loans               $  89,281   $70,752   $69,966   $49,184    $ 45,172   $10,025     $334,380    $334,355
    Average interest rates                     8.27%     8.06%     8.15%     7.92%       7.93%     7.66%        8.08%
  Variable interest rate loans            $  46,160   $ 1,881   $   214   $    43         ---       ---     $ 48,298    $ 48,298
    Average interest rates                     9.69%    10.78%     9.58%    10.95%        ---       ---         9.73%

Rate sensitive liabilities
  Federal funds purchased                 $   5,394       ---       ---       ---         ---       ---     $  5,394    $  5,394
    Average interest rates                     6.25%      ---       ---       ---         ---       ---         6.25%
  Savings and NOW accounts                $ 105,175   $18,201   $14,249   $12,790    $ 11,054   $27,562     $189,032    $189,032
    Average interest rates                     3.73%     2.12%     2.13%     2.13%       2.14%     2.14%        3.02%
  Fixed interest rate time deposits       $ 113,464   $33,678   $26,683   $16,915    $ 14,472       ---     $205,212    $205,559
    Average interest rates                     5.61%     6.22%     6.04%     5.76%       6.58%     6.58%        5.84%
  Variable interest rate time deposits    $     912   $   370       ---       ---         ---       ---     $  1,282    $  1,282
    Average interest rates                     6.01%     6.01%      ---       ---         ---       ---         6.01%


                           PART II - OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The registrant's annual meeting of shareholders was held on May 8, 2001. At the meeting the shareholders voted upon the following matters:

         Proposal 1 - Election of Directors to terms ending 2004:



                                                       For                  Withheld
                                                       ---                  --------
                  James C. Fabiano                   2,798,997               49,838
                  David W. Hole                      2,798,997               49,838
                  L.A. Johns                         2,798,997               49,838
                  Dale Weburg                        2,791,492               57,343


Item 6    EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3(ii)    Amendments to the Bylaws of IBT Bancorp, Inc.

         (b) No Reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   IBT Bancorp, Inc.
                                            ---------------------------



Date: 8/2/01                                /s/ David W. Hole
     -----------                            -----------------------------------
                                            David W. Hole, President/CEO



                                            /s/ Dennis P. Angner
                                            -----------------------------------
                                            Dennis P. Angner, Treasurer
                                            (Principal Financial Officer)

                                   IBT BANCORP

                                  EXHIBIT INDEX


Exhibit
  No.                    Description                               Page Number
-------                  -----------                               -----------
 3(ii)                   Amendment to IBT Bancorp, Inc. Bylaws