Form 10-Q
period 2001-09-30
IBT BANCORP INC /MI/
filed 2001-10-31
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2001
                               ------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to
                               --------------------    -------------------------
Commission File Number:            0-18415
                        ----------------------------------------
                               IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                        38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              identification No.)

         200 East Broadway          Mt. Pleasant, MI                 48858
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

                                 (989) 772-9471
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Common Stock, no par value, 3,892,442 as of October 16, 2001
          ------------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                      Page Numbers

                  Item 1         Financial Statements and Notes          3-9

                  Item 2         Management's Discussion and           10-21
                                 Analysis of Financial Condition
                                 and Results of Operations

                  Item 3         Quantitative and Qualitative          22-24
                                 Disclosures About Market Risk

Part II  Other Information

                  Item 6         Exhibits and Reports on Form 8-K         25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)                                                        September 30     December 31
                                                                                  2001             2000
                                                                                  ----             ----
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                      $ 26,341        $ 27,525
  Federal funds sold                                                              6,650             900
                                                                               --------        --------
                               TOTAL CASH AND CASH EQUIVALENTS                   32,991          28,425

  Investment securities
     Securities available for sale  (amortized cost of
       $99,450 in 2001 and $77,412 in 2000)                                     101,643          77,514
     Securities held to maturity (fair value --
       $4,247 in 2001 and $10,687 in 2000)                                        3,943           8,299
                                                                               --------        --------
                                   TOTAL INVESTMENT SECURITIES                  105,586          85,813

  Loans
     Agricultural                                                                50,469          47,298
     Commercial                                                                 120,751         129,302
     Residential real estate mortgage                                           177,592         173,041
     Installment                                                                 55,125          54,038
                                                                               --------        --------
                                                   TOTAL LOANS                  403,937         403,679
  Less allowance for loan losses                                                  5,377           5,162
                                                                               --------        --------
                                                     NET LOANS                  398,560         398,517

  Other assets                                                                   37,598          28,142
                                                                               --------        --------
                                                  TOTAL ASSETS                 $574,735        $540,897
                                                                               ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                       $ 58,726        $ 60,798
     NOW accounts                                                                72,652          83,779
     Certificates of deposit and other savings                                  308,256         293,727
     Certificates of deposit over $100                                           58,884          38,512
                                                                               --------        --------
                                                TOTAL DEPOSITS                  498,518         476,816
  Other borrowed funds                                                           11,630           6,444
  Accrued interest and other liabilities                                          7,272           5,707
                                                                               --------        --------
                                             TOTAL LIABILITIES                  517,420         488,967
  Shareholders' Equity
     Common stock -- no par value
      10,000,000 shares authorized; outstanding--
      3,892,442 in 2001 (3,871,552 in 2000)                                      31,292          30,814
     Retained earnings                                                           24,576          21,049
     Accumulated other comprehensive income                                       1,447              67
                                                                               --------        --------
                                    TOTAL SHAREHOLDERS' EQUITY                   57,315          51,930
                                                                               --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $574,735        $540,897
                                                                               ========        ========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
(dollars in thousands)                                                            Nine Months Ended
                                                                                     September  30
                                                                                     -------------
                                                                               2001              2000
                                                                               ----              ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                             3,871,552        3,848,249
  Issuance  of common stock                                                     28,600           20,023
  Stock repurchased                                                             (7,710)            --
                                                                           -----------      -----------
                                            BALANCE END OF PERIOD            3,892,442        3,868,272
                                                                           ===========      ===========

COMMON STOCK
  Balance at beginning of period                                           $    30,814      $    30,322
  Issuance of common stock                                                         716              423
  Stock repurchased                                                               (238)            --
                                                                           -----------      -----------
                                            BALANCE END OF PERIOD               31,292           30,745

RETAINED EARNINGS
  Balance at beginning of period                                                21,049           17,816
  Net income                                                                     4,690            4,004
  Cash dividends ($0.30 per share
    in 2001 and $0.27 in 2000)                                                  (1,163)          (1,154)
                                                                           -----------      -----------

                                            BALANCE END OF PERIOD               24,576           20,666

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
  Balance at beginning of period                                                    67           (1,031)
  Unrealized gains on securities available for sale, net
    of income taxes and reclassification adjustment                              1,380              608
                                                                           -----------      -----------
                                            BALANCE END OF PERIOD                1,447             (423)

                         TOTAL SHAREHOLDERS' EQUITY END OF PERIOD          $    57,315      $    50,988
                                                                           ===========      ===========




See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands, except per share data)

                                                                    Three Months Ended        Nine Months Ended
                                                                        September 30            September 30
                                                                        ------------            ------------
                                                                       2001        2000         2001        2000
                                                                    --------------------       ------------------
INTEREST INCOME
  Loans                                                            $  8,745     $  8,633    $ 26,490     $ 24,383
  Investment securities
    Taxable                                                             829          908       2,279        2,970
    Nontaxable                                                          401          352       1,230        1,073
  Federal funds sold and other                                          281           38         803          116
                                                                   --------     --------    --------     --------
                                        TOTAL INTEREST INCOME        10,256        9,931      30,802       28,542
INTEREST EXPENSES
  Deposits                                                            4,717        4,701      14,477       13,040
  Short term borrowings                                                 159          133         425          339
                                                                   --------     --------    --------     --------
                                       TOTAL INTEREST EXPENSE         4,876        4,834      14,902       13,379

                                          NET INTEREST INCOME         5,380        5,097      15,900       15,163
Provision for loan losses                                               167          186         495          490
                                                                   --------     --------    --------     --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 5,213        4,911      15,405       14,673

NONINTEREST INCOME
  Trust fees                                                            149          117         428          348
  Service charges on deposit accounts                                    70           91         217          252
  Other service charges and fees                                        516          439       1,458        1,378
  Gain on sale of mortgage loans                                        205           22         470           63
  Title insurance revenue                                               431          323       1,126          830
  Net realized loss on securities available for sale                     (6)        --            (2)          (4)
  Other                                                                 193          136         511          454
                                                                   --------     --------    --------     --------
                                     TOTAL NONINTEREST INCOME         1,558        1,128       4,208        3,321

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                               2,424        2,144       7,071        6,471
  Occupancy                                                             289          251         866          752
  Furniture and equipment                                               506          476       1,512        1,427
  Amortization of acquisition intangibles and goodwill                  139          171         413          429
  Other                                                               1,088        1,197       3,259        3,384
                                                                   --------     --------    --------     --------
                                   TOTAL NONINTEREST EXPENSES         4,446        4,239      13,121       12,463
                           INCOME BEFORE FEDERAL INCOME TAXES         2,325        1,800       6,492        5,531

Federal income taxes and minority interest                              645          498       1,802        1,527
                                                                   --------     --------    --------     --------
                                                   NET INCOME      $  1,680     $  1,302    $  4,690     $  4,004
                                                                   ========     ========    ========     ========

Basic net income per share                                         $   0.43     $   0.34    $   1.21     $   1.04
                                                                   ========     ========    ========     ========

Cash dividends per share                                           $   0.10     $   0.09    $   0.30     $   0.27
                                                                   ========     ========    ========     ========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30              September 30
                                                                         ------------              ------------
                                                                      2001        2000           2001         2000
                                                                    --------------------       ---------------------
NET INCOME                                                          $1,680        $1,302        $4,690        $4,004
Other comprehensive income before income taxes
  Unrealized gains on securities available for sale:
     Unrealized holding gains arising during period                  1,001           540         2,090           917
        Reclassification adjustment for realized
            losses included in net income                                6            --             2             4
                                                                    ------        ------        ------        ------
Other comprehensive income before income taxes                       1,007           540         2,092           921
     Income tax expense related to other
         comprehensive income                                          342           183           712           313
                                                                    ------        ------        ------        ------
OTHER COMPREHENSIVE INCOME                                             665           357         1,380           608
                                                                    ------        ------        ------        ------
                                        COMPREHENSIVE INCOME        $2,345        $1,659        $6,070        $4,612
                                                                    ======        ======        ======        ======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)                                                               Nine Months Ended
                                                                                        September 30
                                                                                  2001                2000
                                                                                  ----                ----
OPERATING ACTIVITIES
  Net income                                                                   $  4,690           $  4,004
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                                      495                490
     Provision for depreciation                                                     868                848
     Net amortization of securities                                                 162                 83
     Amortization of intangibles and goodwill                                       413                429
     Gain on sale of mortgage loans                                                (470)               (63)
     Proceeds from sales of mortgage loans                                       60,289              7,162
     Mortgage loans originated for sale                                         (64,495)            (7,406)
     Increase in interest receivable                                               (218)              (751)
     Increase in other assets                                                    (1,481)              (433)
     Increase (decrease) in accrued interest and other expenses                   1,565               (549)
                                                                               --------           --------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES                1,818              3,814

INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities calls, and sales                                                  19,742             15,196
    Purchases                                                                   (42,730)            (5,788)
  Activity in held to maturity securities
    Maturities calls, and sales                                                   5,143              4,957
    Purchases                                                                      --               (2,305)
  Net decrease (increase) in loans                                                4,138            (41,716)
  Increase in cash value of life insurance                                       (6,988)              --
  Purchases of equipment and premises                                            (2,760)            (1,147)
                                                                               --------           --------
                             NET CASH USED BY INVESTING ACTIVITIES              (23,455)           (30,803)
FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                   (2,072)            (1,255)
  Net increase in interest bearing deposits                                      23,774             18,129
  Net increase in other borrowings                                                5,186              2,896
  Cash dividends                                                                 (1,163)            (1,154)
  Common stock issued                                                               716                423
  Stock repurchased                                                                (238)              --
                                                                               --------           --------
                         NET CASH PROVIDED BY FINANCING ACTIVITIES               26,203             19,039

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                4,566             (7,950)

                  Cash and cash equivalents at beginning of period               28,425             26,709
                                                                               --------           --------

                        CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 32,991           $ 18,759
                                                                               ========           ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2000.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. All shares and per share amounts have been adjusted for the 3.3 shares for 1 stock split declared on December 14, 1999 and paid February 18, 2000. The weighted average number of common shares outstanding were 3,878,627 and 3,858,302 for the nine month periods ending September 30, 2001 and 2000, respectively.

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

In September 2000, SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, a replacement of FASB Statement No. 125, was issued. It revised the standards for accounting for securitizations in 2000 and other transfers and servicing of financial assets (occurring after March 31, 2000) and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 was adopted by the Banks on April 1, 2001 and did not have a material impact on the Banks' results of operations, financial position, or cash flows.

In July 2001, the Financial Accounting Standards Board issued two statements - Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Corporation's accounting for its reported goodwill and other intangible assets.

Statement 141 eliminates the pooling method for accounting for business combinations; requires that intangible assets that meet certain criteria be reported separately from goodwill; and requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142 eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life; and requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these statements, the Corporation is required to re-evaluate goodwill and other intangible assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill. Statement 142 also reassesses the useful lives of intangible assets and adjusts the remaining amortization periods accordingly; and writes off any remaining negative goodwill.

The Corporation has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Corporation in its 2002 financial statements.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2000 annual report and with the unaudited consolidated financial statements and notes thereto, as set forth on pages 3 through 9 of this report.

                 NINE MONTHS ENDING SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

         Net income equaled $4.69 million for the nine month period ended September 30, 2001, compared to $4.00 million for the same period in 2000, a 17.1% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.11% for the first nine months of 2001 and 1.05% in 2000. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.53% through September 30, 2001 versus 10.90% through September 30, 2000.

REVISED SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)                                     Year to Date
                                                                                 September 30
                                                                        --------------------------------
                                                                           2001                  2000
                                                                        --------------------------------
         INCOME STATEMENT DATA
            Net interest income                                          $15,900               $15,163
            Provision for loan losses                                        495                   490
            Net income                                                     4,690                 4,004

         PER SHARE DATA
            Net income per common share                                    $1.21                 $1.04
            Cash dividends per common share                                 0.30                  0.27

         RATIOS
            Average primary capital to average assets                      10.78%                10.47%
            Net income to average assets                                    1.11                  1.05
            Net income to average equity                                   11.53                 10.90

IBT BANCORP, INC.

TABLE 1

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

(Dollars in Thousands)

         The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank equity holdings are included in other investments.

                                                                              Nine Months Ending
                                                          September 30, 2001                        September  30, 2000
                                                                  Tax      Average                           Tax      Average
                                                   Average     Equivalent   Yield/            Average     Equivalent   Yield/
                                                   Balance      Interest     Rate             Balance     Interest     Rate
                                                   --------     -------      ----             --------    --------      ----
INTEREST EARNING ASSETS
  Loans                                            $404,179     $26,511      8.75%            $373,638     $24,412      8.71%
  Taxable investment securities                      50,233       2,142      5.69               64,728       2,839      5.85
  Nontaxable investment securities                   34,049       1,864      7.30               29,450       1,626      7.36
  Federal funds sold                                 25,384         802      4.21                2,528         116      6.12
  Other investments                                   2,574         138      7.15                2,323         131      7.52
                                                   --------     -------      ----             --------     -------      ----
          Total Earning Assets                      516,419      31,457      8.12              472,667      29,124      8.22

NONEARNING ASSETS
  Allowance for loan losses                          (5,315)                                    (4,868)
  Cash and due from banks                            20,947                                     17,648
  Premises and equipment                             12,141                                      9,491
  Accrued income and other assets                    16,800                                     14,156
                                                   --------                                   --------
                  Total Assets                     $560,992                                   $509,094
                                                   ========                                   ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                 $ 81,474       1,605      2.63             $ 65,240       1,364      2.79
  Savings deposits                                  120,123       2,582      2.87              124,688       2,973      3.18
  Time deposits                                     233,453      10,290      5.88              203,810       8,703      5.69
  Borrowed funds                                     10,419         425      5.44                6,843         339      6.61
                                                   --------     -------      ----             --------     -------     -----
   Total Interest Bearing Liabilities               445,469      14,902      4.46              400,581      13,379      4.45

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                    55,389                                     54,190
  Other                                               5,907                                      5,366
  Shareholders' equity                               54,227                                     48,957
                                                   --------                                   --------
    Total Liabilities and Equity                   $560,992                                   $509,094
                                                   ========                                   ========
Net interest income (FTE)                                       $16,555                                    $15,745
                                                                =======                                    =======

Net yield on interest earning assets (FTE)                                   4.27%                                      4.44%
                                                                             ====                                      =====

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

                                                                     Nine Month Period Ended September 30, 2001
                                                                                    Compared to
                                                                                 September 30, 2000
                                                                             Increase (Decrease) Due to
                                                                    -------------------------------------------
                                                                       Volume            Rate           Net
                                                                       ------            ----           ---
Changes in Interest Income
    Loans                                                              $ 2,003          $  96         $2,099
    Taxable investment securities                                         (620)           (77)          (697)
    Nontaxable investment securities                                       252            (14)           238
    Federal funds sold                                                     733            (47)           686
    Other investments                                                       14             (7)             7
                                                                       -------          -----         ------
              Total changes in interest income                           2,382            (49)         2,333
Total changes in interest expense                                        1,640           (117)         1,523
                                                                       -------          -----         ------
         Net Change in Interest Margin (FTE)                           $   742          $  68         $  810
                                                                       =======          =====         ======

IBT BANCORP, INC.

TABLE 3

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                                               Year to Date
                                                                               September 30
                                                                       ----------------------------------
                                                                         2001                     2000
                                                                       -------                  -------
   Summary of changes in allowance:
      Allowance for loan losses - January 1                              $5,162                $4,622
         Loans charged off                                                 (461)                 (292)
         Recoveries of charged off loans                                    181                   316
                                                                        -------                ------
         Net loans (charged off) recovered                                 (280)                   24
      Provision charged to operations                                       495                   490
                                                                        -------                ------
      Allowance for loan losses - September 30                           $5,377                $5,136
                                                                         ======                ======

   Allowance for loan losses as a % of loans                              1.33%                 1.29%
                                                                          =====                 =====

NONPERFORMING LOANS

(Dollars in thousands)

                                                                            September 30
                                                                    2001                    2000
                                                                  --------                --------
Total amount of loans outstanding at the
   end of period                                                  $403,937                $397,893
                                                                  ========                ========

Nonaccrual loans                                                  $    795                $    343
Accruing loans past due 90 days or more                              3,052                   2,181
Restructured loans                                                     139                     182
                                                                  --------                --------
                                              Total               $  3,986                $  2,706
                                                                  ========                ========

Loans classified as nonperforming as
   a % of outstanding loans                                           0.99%                   0.68%
                                                                  ========                ========

Loans classified as substandard to
Allowance for loan losses - September 30                              74.1%                   52.7%
                                                                  ========                ========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $1.04 million in the first nine months of 2001 versus $719,000 for the same period in 2000. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 2001 to the same period in 2000, fully taxable equivalent (FTE) net interest income increased $810,000 or 5.1%. An increase of 9.3% in average interest earning assets provided $2.38 million of FTE interest income. The majority of this increase was funded by a 11.2% increase in interest bearing deposits and borrowed funds, resulting in $1.64 million of additional interest expense. Overall, changes in volume resulted in $742,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.10%, decreasing FTE interest income by $49,000 and the average rate paid on deposits and other borrowings increased by 0.01%, decreasing interest expense by $117,000. The change in interest rates earned and paid increased FTE net interest income by $68,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.27% during 2001 versus 4.44% in 2000. The 0.17% decrease in the FTE net interest yield was primarily a result of a change in asset mix. The following table shows as a percentage of earning assets the percentage invested in each earning asset for September 30, 2001 versus the same period in 2000.

                                                                                                         2001
                                                September 30         September 30                      Average
                                                    2001                 2000            Change          Rate
Loans                                               78.3%                79.1%           (0.80%)         8.75%
Taxable investment securities                        9.7                 13.7             (4.0)          5.69
Non-taxable investment securities                    6.6                  6.2              0.4           7.30
Federal funds sold                                   4.9                  0.5              4.4           4.21
Other                                                0.5                  0.5              ---           7.15
                                                   ------               ------
                                                   100.0%               100.0%
                                                   ======               ======

As shown in the above table, there has been a substantial shift of asset composition from taxable investment securities to federal funds sold. This shift accounted for approximately 0.12% of the 0.17% decline in the net interest margin.

Since the beginning of 2001, the Federal Reserve Board of Governors has decreased its targeted fed funds rate by 4.0%. Currently, short term interest rates are at their lowest level since the early 1960's. The decrease in interest rates is in response to a worsening economic outlook. While the United States is not officially experiencing a recession, economic growth is at lowest levels since 1991. Uncertainty created by the terrorist attack on September 11, 2001 has increased the likelihood of continued poor economic performance. In this environment the Corporation's subsidiary banks, along with the entire financial services industry, may experience a decrease in demand for the primary products, loans and deposits, and will most likely experience an increase in past due loans and charge-offs. Typically, an economic recession results in lower earnings for financial institutions. The aforementioned shift in earning assets is a direct result of the Corporation lowering its exposure to credit risk.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 69% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 2001 to September 30, 2000, the provision for loan losses was increased by $5,000 to $495,000. The provision and allowance for loan losses was increased due to an increase in loans classified as substandard. As a percentage of loans, substandard loans to outstanding loans was 0.99% in 2001 versus 0.68% in 2000. During 2001 the Corporation had net charge-offs of loans of $280,000 compared to net recoveries of loans previously charged off of $24,000 in 2000. As of September 30, 2001 the allowance for loan losses was $5.38 million or 1.33% of total loans. Based on management's internal analysis, the allowance for loan losses is believed to be adequate as of September 30, 2001.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on sale of mortgage loans sold, and gains and losses on investment securities available for sale. There was an $887,000 increase in fees earned from these sources during the nine months of 2001 when compared to the same period in 2000. The increase in revenue from these sources is largely responsible for the $961,000 increase in pre-tax earnings. Significant individual account changes during this period include a $296,000 increase in title insurance revenue, $131,000 in NSF and overdraft fees, and a $407,000 increase in gains on the sale of mortgage loans originated for sale. The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. These loans are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of the servicing rights of these loans. Included in other noninterest income is a $470,000 gain from the sale of $60.3 million in mortgages through the third quarter of 2001 versus a $63,000 gain on the sale of $7.2 million for the same period in 2000.

During the third quarter of 2001, the Corporation invested an additional $7.0 million in bank owned life insurance. The Corporation's total investment equals $8.6 million. The average net rate earned on the new investment is approximately 5.6% and, because of their tax free accumulation of earnings, they have a taxable equivalent rate of 8.5%. The rates on these contracts are adjustable annually on their anniversary date. The investment was done with three separate insurance companies with S&P ratings of AA+ or better. The investment is classified in other assets on the consolidated balance sheet and income is recorded in noninterest income. The income earned from this source increased $45,000 during the third quarter of 2001.

NONINTEREST EXPENSE

Noninterest expense increased $658,000 or 5.3% during the first nine months of 2001 when compared to 2000. The largest component of noninterest expense is salaries and employee benefits, which increased $600,000 or 9.3%. Normal merit and promotional salary adjustments account for half of the increase with the remainder of the increase resulting from increased staffing due to the expansion of IBT Title into the Clare market, an increase in support staff to handle the increase in mortgage volume, a 20% increase in medical expenses, and expenses related to benefit improvement for the employees of Farmers State Bank as a result of the merger in August 2000.

Occupancy and furniture and equipment expenses increased $199,000 or 9.1% in 2001. The majority of this increase is a result of the construction and occupancy of a 15,000 square foot operations center in Mt. Pleasant, Michigan.

Other operating expenses declined $141,000 or 3.7%. The decline is related to a $185,000 decrease in the Michigan Single Business Tax and a $211,000 decline in merger expenses. These decreases were offset with increases of $64,000 in office supplies, $79,000 in director fees related to additional directors, and $68,000 in the cost of title insurance.



                    QUARTER ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS

Net income equaled $1.68 million for the third quarter in 2001 compared to $1.30 million for the same period in 2000, a 29.0% increase. Return on average assets equaled 1.16% for the third quarter in 2001 compared to 1.00% for the same period in 2000. Return on average equity equaled 12.06% for the third quarter in 2001, versus 10.81% for the third quarter in 2000.

REVISED SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                                    Quarter Ended
                                                                     September 30
                                                              ----------------------------
                                                                  2001             2000
                                                              ----------------------------
   INCOME STATEMENT DATA
         Net interest income                                     $5,380           $5,097
         Provision for loan losses                                  167              186
         Net income                                               1,680            1,302
   PER SHARE DATA
         Net income per common share                             $ 0.43           $ 0.34
         Cash dividends per common share                           0.10             0.09
   RATIOS
         Net income to average assets                              1.16%            1.00%
         Net income to average equity                             12.06            10.81


NET INTEREST INCOME

When comparing net interest income for the third quarter of 2001 to the same period in 2000, a 9.6% increase in average interest-earning assets provided $635,000 of additional FTE interest income. The average rate of interest-earning assets decreased 0.45%, resulting in a $258,000 decrease in FTE interest income. The changes in average balances and the rates earned provided an additional $377,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest bearing liabilities, which increased by 12.2% in 2001. The average cost of these funds decreased by 0.48%. The changes in the average balances and rate paid on interest-bearing deposits resulted in $42,000 of additional interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $335,000 in the third quarter of 2001 when compared to the same period in 2000. The Corporation's FTE net interest yield decreased by 0.12% to 4.22% in the third quarter of 2001. The primary reason for the decrease was a change in asset mix as discussed on page 13 of this report and a sharp decrease in interest rates in 2001.

PROVISION FOR LOAN LOSSES

Since December 31, 2000, total average loans outstanding have increased $1.7 million or 0.4% compared to $42.0 million or 11.8% for the same period in 2000. The allowance for loan losses as a percentage of total outstanding loans was 1.33% as of September 30, 2001 and 1.29% in 2000. During the third quarter of 2001, the Corporation had net charge-offs of $189,000. The amount provided for loan losses was $167,000 in 2001 versus $186,000 in 2000. The decrease in the provision is principally due to a slowdown in loan growth and an overall adequate allowance of loan losses based on management's analysis of September 30, 2001.

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

                                                                            Quarter Ending
                                                        September 30, 2001                 September 30, 2000
                                                                Tax         Average                 Tax       Average
                                              Average         Equivalent    Yield/   Average     Equivalent    Yield/
                                              Balance          Interest      Rate    Balance      Interest      Rate
                                              --------         --------      ----    -------      --------      ----
INTEREST EARNING ASSETS
  Loans                                       $405,405         $ 8,752      8.64%   $391,582      $ 8,613        8.80%
  Taxable investment securities                 57,039             784      5.50      58,326          855        5.86
  Nontaxable investment securities              34,101             608      7.13      29,624          535        7.22
  Federal funds sold                            31,486             280      3.56       2,154           39        7.24
  Other investments                              2,784              46      6.61       2,599           51        7.85
                                              --------         -------      ----    --------      -------       -----
              Total Earning Assets             530,815          10,470      7.89     484,285       10,093        8.34

NONEARNING ASSETS
  Allowance for loan losses                     (5,405)                               (5,028)
  Cash and due from banks                       21,813                                18,182
  Premises and equipment                        12,741                                 7,965
  Accrued income and other assets               19,652                                14,248
                                              --------                              --------
                      Total Assets            $579,616                              $519,652
                                              ========                              ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits            $ 84,264             484      2.30    $ 71,214          577        3.24
  Savings deposits                             122,471             806      2.63     119,876          966        3.22
  Time deposits                                241,249           3,427      5.68     210,994        3,158        5.99
  Borrowed funds                                11,705             159      5.43       7,763          133        6.85
                                              --------         -------      ----    --------      -------       -----
   Total Interest Bearing Liabilities          459,689           4,876      4.24     409,847        4,834        4.72

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
  Demand deposits                               58,471                                57,292
  Other                                          5,749                                 4,350
  Shareholders' equity                          55,707                                48,163
                                              --------                              --------
     Total Liabilities and Equity             $579,616                              $519,652
                                              ========                              ========
Net interest income (FTE)                                      $ 5,594                            $ 5,259
                                                               =======                            =======
Net yield on interest earning assets (FTE)                                  4.22%                                4.34%
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

                                                                Quarter Ended September 30, 2001
                                                                           Compared to
                                                                       September  30, 2000
                                                                   Increase (Decrease) Due to
                                                              -------------------------------------
                                                                 Volume         Rate          Net
                                                                 ------         ----          ---
CHANGES IN INTEREST INCOME
     Loans                                                         300          (161)        139
     Taxable investment securities                                 (19)          (52)        (71)
     Nontaxable investment securities                               80            (7)         73
     Federal funds sold                                            271           (30)        241
     Other Investments                                               3            (8)         (5)
                                                                  ----         -----        ----
              Total changes in interest income                     635          (258)        377
Total changes in interest expense                                  605          (563)         42
                                                                  ----         -----        ----
         Net Change in Interest Margin (FTE)                        30           305         335
                                                                  ====         =====        ====


NONINTEREST INCOME

Noninterest income earned in the third quarter of 2001 compared to the same period in 2000, increased $430,000 or 38.1%. The most significant changes were a $183,000 increase from the gain on sale of mortgages, an increase of $108,000 in title and abstract revenue, an increase of $54,000 in income earned on the cash value of life insurance, an increase of $32,000 in trust fees, and an increase of $36,000 in NSF and overdraft fees.

NONINTEREST EXPENSE

Noninterest expense increased $207,000 or 4.9% during the third quarter of 2001 when compared to 2000. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Comparing 2001 to 2000, salaries and employee benefits increased $280,000, occupancy expense and furniture and equipment expense increased $68,000, and other operating expenses decreased $141,000. The decrease in other operating expenses was primarily due to $243,000 of one time merger related expense incurred in the third quarter of 2000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2000, total assets increased $33.8 million to $574.7 million. During this period the loan portfolio increased $258,000, fed funds sold increased $5.75 million, investment securities increased $19.8 million, and other assets increased $9.5 million. The increase in other assets is principally a result of the $7.0 million investment in bank-owned life insurance and $1.5 million investment in a new operations center. Changes in funding sources include a $2.1 million decrease in noninterest bearing deposits, an increase in interest bearing deposits of $23.8 million, an increase in borrowings of $5.2 million, and a $5.4 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 2001, cash and cash equivalents as a percentage of total assets equaled 5.7%, versus 5.3% as of December 31, 2000. During the first nine months of 2001, $1.8 million in net cash was provided from operations, and $26.2 million was provided by financing activities. Investing activities used $23.5 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $4.6 million decrease in cash and cash equivalents during the first nine months of 2001.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $101.6 million as of September 30, 2001 and $77.5 million as of December 31, 2000. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $5.4 million since December 31, 2000.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, less unamortized acquisition intangible, was 10.4% at September 30, 2001.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2001:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                        IBT Bancorp
                                                                          Actual
                                           Required                      09/30/01
                                           --------                      --------
         Equity Capital                     4.00%                          13.79%
         Secondary Capital*                 4.00                            1.25
         Total Capital                      8.00%                          15.04%

  * IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward- looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2001. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

    -----Consolidated-----
Quantitative Disclosures of Market Risk

                                                              September 30                                               Fair Value
                                        --------------------------------------------------------------------------------------------
                                           2002       2003          2004       2005        2006    Thereafter     Total    09/30/01
                                        --------------------------------------------------------------------------------------------
Rate sensitive assets

  Other interest bearing assets         $  6,650         ---         ---         ---         ---        ---     $  6,650   $  6,650
    Average interest rates                  3.00%        ---         ---         ---         ---        ---         3.00%
  Fixed interest rate securities        $  6,090     $29,135     $17,574     $15,374     $ 4,484    $32,929     $105,586   $105,890
    Average interest rates                  5.73%       4.55%       5.12%       4.68%       4.60%      4.91%        4.85%
  Fixed interest rate loans             $105,133     $78,711     $92,646     $40,006     $23,459    $14,484     $354,439   $363,569
    Average interest rates                  9.32%       8.42%       8.18%       8.30%       8.26%      7.58%        8.56%
  Variable interest rate loans          $ 47,506     $ 1,923     $    68     $     1         ---        ---     $ 49,498   $ 49,498
    Average interest rates                  8.02%      10.06%       7.75%       8.75%        ---        ---         8.10%

Rate sensitive liabilities
  Borrowed funds                        $  3,230         ---     $ 5,000     $ 1,000         ---    $ 2,400     $ 11,630   $ 12,107
    Average interest rates                  4.94%        ---        5.08%       5.06%        ---       6.65%        5.36%
  Savings and NOW accounts              $115,215     $17,249     $14,018     $11,528     $10,661    $28,080     $196,751   $196,751
    Average interest rates                  2.70%       2.27%       2.18%       2.54%       1.84%      1.46%        2.39%
  Fixed interest rate time deposits     $146,620     $35,644     $22,555     $24,522     $12,496        ---     $241,837   $247,908
    Average interest rates                  5.47%       6.04%       5.95%       6.40%       6.63%       ---         5.75%
  Variable interest rate time deposits  $    778     $   426         ---         ---         ---        ---     $  1,204   $  1,204
    Average interest rates                  4.09%       4.09%        ---         ---         ---        ---         4.09%

Quantitative Disclosures of Market Risk



                                                                     September 30                                         Fair Value
                                       ---------------------------------------------------------------------------------------------
                                          2001          2002        2003        2004       2005    Thereafter   Total      09/30/00
                                       ---------------------------------------------------------------------------------------------
Rate sensitive assets
  Fixed interest rate securities       $ 13,680      $20,770     $21,768     $12,522    $ 5,144    $16,017     $ 89,901   $ 89,887
    Average interest rates                 5.87%        5.82%       5.55%       5.71%      5.42%      5.37%        5.64%
  Fixed interest rate loans            $105,638      $68,688     $78,588     $59,373    $30,259    $ 9,009     $351,555   $352,936
    Average interest rates                 8.39%        8.20%       8.41%       8.03%      8.30%      8.28%        8.29%
  Variable interest rate loans         $ 44,342      $ 1,800     $   177     $   19        ---        ---     $ 46,338   $ 46,338
    Average interest rates                10.79%       10.91%       9.60%      10.49%       ---        ---        10.79%

Rate sensitive liabilities
  Borrowed funds                       $  9,006          ---         ---         ---        ---        ---     $  9,006   $  9,006
    Average interest rates                 6.65%         ---         ---         ---        ---        ---         6.65%
  Savings and NOW accounts             $110,737      $16,662     $13,089     $11,778    $10,240    $26,341     $188,847   $188,847
    Average interest rates                 3.94%        2.13%       2.13%       2.13%      2.13%      2.15%        3.19%
  Fixed interest rate time deposits    $115,634      $40,128     $23,320     $16,835    $17,363        ---     $213,280   $212,905
    Average interest rates                 5.71%        6.21%       6.04%       5.76%      6.61%       ---         5.92%
  Variable interest rate time deposits $    911      $   282         ---         ---        ---        ---     $  1,193   $  1,193
    Average interest rates                 6.01%        6.01%        ---         ---        ---        ---         6.01%

                           PART II - OTHER INFORMATION


Item 6            EXHIBITS AND REPORTS ON FORM 8-K

          (a) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IBT Bancorp, Inc.
                                 ------------------------------

Date:   October 31, 2001          /s/David W. Hole
        ------------------        ---------------------------------------------
                                  David W. Hole, President/CEO



                                  /s/Dennis P. Angner
                                  ---------------------------------------------

                                  Dennis P. Angner, Treasurer
                                  (Principal Financial and Accounting Officer)