Form 10-K405
period 2001-12-31
IBT BANCORP INC /MI/
filed 2002-03-25
CIK 842517

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2001
                          -----------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to
                               --------------------    --------------------
Commission File Number:               0-18415
                       ----------------------------------------------------
                                IBT BANCORP, INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                 38-2830092
--------------------------------         ------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               identification No.)

             200 East Broadway Street, Mt. Pleasant, Michigan 48858
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (989) 772-9471
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class        Name of each exchange on which registered

-------------------------      -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock - $0.00 Par Value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes     [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $141,233,000 as of March 4, 2002.

The number of shares outstanding of the registrant's Common Stock ($0 par value) was 4,279,491 as of March 4, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                       Part of Form 10-K Incorporated into
         ---------                       -----------------------------------
IBT Bancorp, Inc. Proxy Statement
  for its Annual Meeting of                          Part III
  Shareholders to be held
  May 7, 2002

                                     PART I

ITEM 1.  BUSINESS
GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has six subsidiaries: Isabella Bank and Trust, Farmers State Bank, IBT Financial Services, IBT Title, IBT Loan Production and IBT Personnel, LLC. Isabella Bank and Trust has fifteen banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. Farmers State Bank has three offices located in Gratiot and Saginaw Counties. IBT Financial Services is a full service retail brokerage and insurance agency offering stocks, bonds, mutual funds, life insurance, casualty insurance, and fixed and variable annuities. IBT Title provides title insurance, abstract searches, and closes loans in Isabella County and Mecosta County. IBT Loan Production originates residential real estate mortgages. Its principal products are 15 and 30 year fixed rate loans. All loans originated are sold with servicing to Isabella Bank and Trust. IBT Personnel, LLC, is an employee leasing company. All employees of the Corporation are employed by IBT Personnel and leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 24,000. Markets served include Isabella, Gratiot, Mecosta, southwest Midland, western Saginaw, northern Montcalm, and southern Clare. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with enrollment of approximately 30,000 students. The area unemployment rate is approximately 4.0% and average household income is $35,000.

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

The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the banks loan portfolio, as of December 31, 2001.




LOANS BY MAJOR LENDING CATEGORY
  (in thousands)                                      Amount                 %
                                                      ------                ---
Residential real estate
     One to four family residential                 $167,665                42.2%
     Construction & land development                  22,415                 5.6
                                                    --------             -------
                                Total                190,080                47.8
Commercial
     Commercial real estate                           81,351                20.5
     Farmland & agricultural production               50,524                12.7
     Commercial and other                             35,124                 8.8
                                                    --------             -------
                                Total                166,999                42.0
Other individual
     Other personal                                   38,550                 9.7
     Credit cards                                      2,235                 0.5
                                                    --------             -------
                                Total                 40,785                10.2
                                                    --------             -------
                          TOTAL                     $397,864               100.0%
                                                    ========             =======

First and second residential mortgages are the single largest category of loans (42.2% of total loans). The Corporation, through its subsidiary banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. Currently all loans with a fixed maturity over 7 years are sold. The Corporation has a policy that these loans may not exceed 5% of its total assets.

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

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial operating loans equaled 42.0% of the Corporation's loan portfolio at December 31, 2001. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $5.0 million in the aggregate at its subsidiary banks. Borrowers with credit needs of more than $5.0 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analysis, and reviews credit reports.

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

Isabella Bank and Trust and Farmers State Bank are chartered by the State of Michigan. The banks are members of the Federal Reserve System, their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks are members of the Federal Home Loan Bank of Indianapolis. The banks and IBT Loan Production are supervised and regulated by the Michigan Office of Financial and Insurance Services, Division of Financial Institutions
(OFIS) and the Federal Reserve Board. (See Regulation below.)

IBT Financial Services, Inc., is a registered broker-dealer and insurance agency and subject to regulation by the Securities and Exchange Commission under federal securities laws. This subsidiary is also subject to regulation under state securities laws and regulation by the OFIS.

IBT Title, Inc., a non-banking subsidiary of IBT Financial Services, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in a similar title insurance agency, FSSB Title, LLC.

PERSONNEL

As of December 31, 2001, the Corporation had two full-time employees, Isabella Bank and Trust had 179, Farmers State Bank had 49, IBT Financial Services had three, IBT Title had thirteen, and IBT Loan Production had three. The Corporations provide group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Corporation's subsidiary banks are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the bank's business. However, neither the Corporation nor the banks are involved in any material pending litigation.

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and the earnings of the banks are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Treasury securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the banks cannot be predicted.


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

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 24 and "Note K - Commitments and Other Matters" and "Note M - Regulatory Capital Matters" on pages 48, 49, and 50, respectively.

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

The payment of dividends by the Corporation and the banks is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels. The

FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

These regulations and restrictions may limit the Corporation's ability to obtain funds from its subsidiary banks for its cash needs, including payment of dividends and operating expenses.

The activities and operations of the banks are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Truth-in-Lending Act, Truth-in-Saving and Regulation Z of the Federal Reserve Board and the Federal Bank Merger Act.

ITEM 2.  PROPERTIES

The Corporation's offices are located in the main office building of the Isabella Bank and Trust. Isabella Bank and Trust owns 15 branches and leases one and Farmers State Bank owns three branches. IBT Title owns one office, and leases one. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 2001.


                                        Year             Approximate           Net
                                      Facility              Square          Book Value
                                       Opened              Footage         12/31/01 (1)
                                     -----------     -----------------   ----------------

Isabella Bank and Trust
  Main Office
  200 East Broadway (2)
  Mt. Pleasant, Michigan                1903                27,640          $  356,070

Main Office Extension (2)
  Customer Service Center
  139 East Broadway
  Mt. Pleasant, Michigan                1985                19,136             891,867

Operations Center (7)
  2750 Three Leaves Drive
  Mt. Pleasant, Michigan                2001                15,000           1,510,241

Isabella County Branch Offices
  1416 East Pickard (3)
  Mt. Pleasant, Michigan                1983                 1,450             472,022

  2133 South Mission (6)
  Mt. Pleasant, Michigan                1976                 1,560             366,553

  200 South University (4)
  Mt. Pleasant, Michigan                1964                 1,795              53,716

  1402 West High
  Mt. Pleasant, Michigan                1973                 2,150              49,734

  401 East Main Street (5)
  Blanchard, Michigan                   1911                 6,561              20,261



                                 Year              Approximate              Net
                               Facility               Square             Book Value
                                Opened               Footage            12/31/01 (1)
                              -----------      ------------------     ----------------



  500 East Wright Avenue
  Shepherd, Michigan                   1980             1,830          $210,279

  3388 N. Woodruff Road
  Weidman, Michigan                    1975             5,400            79,542

  1867 Winn Road
  Beal City, Michigan                  1977             1,100            46,677

Montcalm County Branch Office
  313 W. Bridge Street (6)
  Six Lakes, Michigan                  1966             1,527           388,720

Clare County Branch Offices
  532 N. McEwan Street
  Clare, Michigan                      1993             7,300           342,017

  1125 N. McEwan Street
  Clare, Michigan                      1997               525           397,060

Mecosta County Branch Offices
  220 W. Wheatland Street
  Remus, Michigan                      1998             4,273           300,530

  240 E. Northern Avenue
  Barryton, Michigan                   1998             4,273           241,950

  8529 - 100th Avenue (9)
  Stanwood, Michigan                   1998             2,665            17,187

IBT Title
  Isabella County
  209 E. Broadway
  Mt. Pleasant, Michigan               1998             2,640           212,222

  Mecosta County
  119 Michigan Avenue
  Big Rapids, Michigan                 1999             1,700            41,586

  Clare County (9)
  404 N. McEwan
  Clare, Michigan                      2001             1,450            23,006


                                           Year              Approximate              Net
                                         Facility               Square             Book Value
                                          Opened               Footage            12/31/01 (1)
                                        -----------      ------------------     ----------------

Farmers State Bank
  Main Office (8)                          1967               13,700             $466,939
  316 E. Saginaw
  Breckenridge, Michigan

  Ithaca Branch
  1402 E. Center
  Ithaca, Michigan                         1991                2,387              198,277

  Hemlock Branch
  16490 Gratiot
  Hemlock, Michigan                        1994                1,840              257,639


(1)  includes land and buildings
(2)  remodeled in 2002
(3)  substantially remodeled in 1990
(4)  partially remodeled in 1986 and 1988
(5)  substantially remodeled in 1976 and partially remodeled in 1986
(6)  substantially remodeled in 1992 and 1996
(7)  substantially remodeled in 1985 and 1993
(8)  leased facilities

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and its banks are not involved in any material pending legal proceedings. The banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions which arises out of the normal course of their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2001 to a vote of security holders through the solicitation of proxies or otherwise.

                        EXECUTIVE OFFICERS OF REGISTRANT

Pursuant to instruction G(3), the following information is included as an unnumbered item under Part I of this report in lieu of being included in the Proxy Statement for the Annual Shareholders Meeting to be held on May 7, 2002.

The names, ages, corporate positions, and years of service of the executive officers of the Corporation are as follows:


                                                                 YEARS OF
     NAME                  AGE             POSITION              SERVICE
     ----                  ---             --------              --------

Dennis P. Angner           46          President and CEO            18
Mary Ann Breuer            62          Vice Pres. Secy-Treas.       42
Richard J. Barz            53          Senior Vice President        29
Herbert C. Wybenga         66          Vice President               16

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 2000 through December 31, 2001 there were, so far as management knows, 154 sales of the Corporation's common stock. These sales involved 107,846 shares. The prices were reported to management in only some of the transactions, and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $30.45 per share in 2001, and the lowest price was $27.27 per share in the first quarter of 2000. The following is a summary of all known transfers since January 1, 2000. All of the information has been adjusted to reflect the 10% stock dividend declared on December 19, 2001 and paid February 28, 2002.


                                             Number of        Number of        Low          High
                           Date                Sales           Shares          Bid          Bid
                           ----             -----------      ----------        ---          ---

                                2000
                       First Quarter             17              4,859      $ 27.27       $ 27.27
                      Second Quarter             18             16,116        27.27         27.27
                       Third Quarter             18             22,288        27.27         27.27
                      Fourth Quarter             18             13,679        27.27         27.27



                                2001
                       First Quarter             28             14,972      $ 27.27       $ 30.91
                      Second Quarter             21             14,019        28.18         29.09
                       Third Quarter             22             10,472        29.09         29.09
                      Fourth Quarter             12             11,081        29.09         30.45



The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend declared December 19, 2001 and paid on February 28, 2002.

                                                   2001                 2000
                                                   ----                 ----
                       First Quarter              $0.09                $0.08
                      Second Quarter               0.09                 0.08
                       Third Quarter               0.09                 0.08
                      Fourth Quarter               0.28                 0.25
                                                  -----                -----
                               TOTAL              $0.55                $0.49
                                                  =====                =====


IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 3,884,985 shares are issued and outstanding as of December 31, 2001. As of year end 2001, there were 1,550 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

                     SUMMARY OF SELECTED FINANCIAL DATA (1)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                               2001            2000             1999             1998             1997
                                               ----            ----             ----             ----             ----

INCOME STATEMENT DATA
  Total interest income                     $ 40,798         $ 38,754         $ 35,445         $ 33,651         $ 30,397
  Net interest income                         21,538           20,352           19,224           17,601           16,197
  Provision for loan losses                      770              565              509              531              476
  Net income                                   6,066            5,431            5,244            4,701            4,649
BALANCE SHEET DATA
  End of year assets                        $592,143         $540,897         $503,596         $485,983         $414,095
  Daily average assets                       566,547          516,145          493,606          451,668          396,153
  Daily average deposits                     494,847          452,664          441,566          405,291          346,845
  Daily average loans/net                    399,239          380,392          332,083          300,794          278,293
  Daily average equity                        54,787           50,506           45,482           41,670           38,095
PER SHARE DATA (2)
  Net income                                $   1.42         $   1.41         $   1.38         $   1.25         $   1.25
  Cash dividends                                0.55             0.54             0.50             0.48             0.45
  Book value (at year end)                     13.30            13.41            12.24            11.82            10.67
FINANCIAL RATIOS
  Shareholders' equity to assets                9.60%            9.60%            9.35%            9.09%           10.05%
  Net income to average equity                 11.07            10.75            11.53            11.28            12.20
  Cash dividend payout to net income           38.36            38.30            36.80            37.94            36.07
  Net income to average assets                  1.07             1.05             1.06             1.04             1.17

                                                        2001                                            2000
                                                        ----                                            ----
Quarterly Operating Results:          4th         3rd        2nd          1st        4th          3rd          2nd        1st
                                      ---         ---        ---          ---        ---          ---          ---        ---
   Total interest income           $ 9,996     $10,256     $10,338     $10,208     $10,212     $ 9,931     $ 9,448     $ 9,163
   Interest expense                  4,358       4,876       4,985       5,041       5,023       4,834       4,417       4,128
   Net interest income               5,638       5,380       5,353       5,167       5,189       5,097       5,031       5,035
   Provision for loan losses           275         167         166         162          75         186         179         125
   Noninterest income                1,990       1,558       1,464       1,186       1,084       1,128       1,165       1,028
   Noninterest expenses              5,573       4,446       4,395       4,280       4,214       4,239       4,127       4,097
   Net income                        1,376       1,680       1,622       1,388       1,427       1,302       1,363       1,339
Per Share of Common Stock: (2)
   Net income                      $  0.32     $  0.39     $  0.37     $  0.34     $  0.37     $  0.34     $  0.35     $  0.35
   Cash dividends                     0.28        0.09        0.09        0.09        0.27        0.09        0.09        0.09
   Book value                        13.30       13.39       12.92       12.57       13.41       13.18       12.72       12.64



(1) 2000 and prior years presented were restated for the merger in August 2000 with FSB Bancorp, which was accounted for as a pooling of interests. See Note B of Notes to Consolidated Financial Statements.

(2) Retroactively restated for the 10% stock dividend declared on December 19, 2001, and paid on February 28, 2002.

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



                                                  2001                              2000                          1999
                                   ---------------------------------  ------------------------------  ------------------------------
                                                 Tax        Average                Tax       Average               Tax      Average
                                     Average  Equivalent     Yield/   Average   Equivalent    Yield/   Average  Equivalent   Yield/
                                     Balance   Interest      Rate     Balance    Interest     Rate     Balance    Interest    Rate
                                   ---------- ----------   --------   --------  -----------  -------  --------- ----------- --------
INTEREST EARNING ASSETS
 Loans                              $404,586    $ 35,118     8.68%  $ 380,392    $ 33,333     8.76%   $332,083    $ 28,612    8.62%
 Taxable investment securities        54,171       2,993     5.53      62,581       3,666     5.86      83,984       4,927    5.87
 Nontaxable investment securities     34,748       2,481     7.14      29,914       2,194     7.33      24,710       1,729    7.00
 Federal funds sold                   23,827         897     3.76       2,731         170     6.22      15,177         734    4.84
 Other                                 2,626         180     6.85       2,256         173     7.67       2,266         153    6.75
                                    --------    --------  -------   ---------    --------   ------    --------    --------  ------
            TOTAL EARNING ASSETS     519,958      41,669     8.01     477,874      39,536     8.27     458,220      36,155    7.89

NONEARNING ASSETS
  Allowance for loan losses           (5,347)                          (4,939)                          (4,589)
  Cash and due from banks             21,052                           18,253                           17,006
  Premises and equipment              12,461                           10,385                            9,640
  Accrued income and other assets     18,423                           14,572                           13,329
                                    --------                        ---------                         --------
            TOTAL ASSETS            $566,547                        $ 516,145                         $493,606
                                    ========                        =========                         ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits  $ 81,260       1,955     2.41   $  68,017       1,987     2.92    $ 62,713       1,485    2.37
  Savings deposits                   121,202       3,258     2.69     122,610       3,908     3.19     127,259       3,870    3.04
  Time deposits                      235,481      13,465     5.72     206,849      12,032     5.82     199,373      10,808    5.42
  Borrowed funds                      10,712         582     5.43       7,158         475     6.64       1,224          64    5.23
                                    --------    --------  -------   ---------    --------   ------    --------    --------  ------
      TOTAL INTEREST BEARING
       LIABILITIES                   448,655      19,260     4.29     404,634      18,402     4.55     390,569      16,227    4.15

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                     56,904                           55,188                           52,221
  Other                                6,201                            5,817                            5,334
  Shareholders' equity                54,787                           50,506                           45,482
                                    --------                        ---------                        ---------
       TOTAL LIABILITIES AND
        EQUITY                      $566,547                         $516,145                        $ 493,606
                                    ========                         ========                        =========
NET INTEREST INCOME (FTE)                       $ 22,409                        $21,134                           $ 19,928
                                                ========                       =======                             =======
NET YIELD ON INTEREST EARNING ASSETS (FTE)                   4.31%                            4.42%                           4.35%
                                                             =====                            =====                           ====


RESULTS OF OPERATIONS

The Corporation achieved record net income for the fifteenth consecutive year in 2001 with earnings of $6,066 versus $5,431 in 2000.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets equaled 1.07% in 2001, 1.05% in 2000, and 1.06% in 1999. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity equaled 11.07% in 2001, 10.75% in 2000, and 11.53% in 1999.

On August 10, 2000 the Corporation merged with FSB Bancorp of Breckenridge, Michigan. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information for all periods presented (prior to 2000).

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors, however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,425 in 2001; $957 in 2000; and $1,209 in 1999. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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



                                                       2001 Compared to 2000                      2000 Compared to 1999
                                                     Increase (Decrease) Due to                Increase (Decrease) Due to
                                                 -------------------------------           ----------------------------------

                                                 Volume        Rate          Net            Volume        Rate          Net
                                                 ------        ----        -------         --------     --------      -------

CHANGES IN INTEREST INCOME
     Loans                                        $ 2,103      $ (318)     $  1,785           $4,226         $495     $ 4,721
     Taxable investment securities                   (473)       (200)         (673)          (1,254)          (7)     (1,261)
     Nontaxable investment securities                 346         (59)          287              378           87         465
     Federal funds sold                               819         (92)          727             (730)         166        (564)
     Other                                             27         (20)            7               (1)          21          20
                                                  -------      ------      --------          -------       ------     -------
          TOTAL CHANGES IN INTEREST INCOME          2,822        (689)        2,133            2,619          762       3,381

CHANGES IN INTEREST EXPENSE
     Interest bearing demand deposits                 351        (383)          (32)             133          369         502
     Savings deposits                                 (44)       (606)         (650)            (144)         182          38
     Time deposits                                  1,640        (207)        1,433              415          809       1,224
     Federal funds purchased                          205         (98)          107              389           22         411
                                                  -------      ------       -------          -------       ------     -------
         TOTAL CHANGES IN INTEREST EXPENSE          2,152      (1,294)          858              793        1,382       2,175

  NET CHANGE IN FTE NET INTEREST INCOME           $   670      $  605       $ 1,275          $ 1,826       $ (620)    $ 1,206
                                                  =======      ======       =======          =======       ======     =======

As shown in Tables 1 and 2, when comparing year ending December 31, 2001 to 2000, fully taxable equivalent (FTE) net interest income increased $1,275 or 5.7%. An increase of 8.8% in average interest earning assets provided $2,822 of FTE interest income. The majority of this growth was funded by a 10.9% increase in interest bearing liabilities, resulting in $2,152 of additional interest expense. Overall, changes in volume resulted in $670 in additional FTE interest income. The average FTE interest rate earned on assets increased by 0.26%, decreasing FTE interest income by $689 and the average rate paid on deposits decreased by 0.26%, decreasing interest expense by $1,294. The net change related to interest rates earned and paid was a $605 increase in FTE net interest income.

The Corporation's FTE net yield as a percentage of average earning assets decreased 0.11%. The decrease was primarily the result of a significant change in the mix of assets and funding sources. Average federal funds sold, the Corporation's lowest yielding asset, as a percentage of total earning assets, increased 4.0% to 4.6% in 2001, while loans, the Corporation's highest yielding assets, decreased 1.8% to 77.8%. The change in mix resulted in a 0.09% decrease in the FTE net yield on interest earning assets. The funding of interest earning assets was done primarily through a 2.0% increase in the percentage of average earning assets funded by high cost certificates of deposit. The increased utilization of certificates of deposit in funding earning assets resulted in a 0.10% decrease in the FTE net yield on interest earning assets.

Net interest income increased $1,206 to $21,134 in 2000 from $19,928 in 1999. As shown in Tables 1 and 2, in 2000 (FTE) interest income increased $2,619, from a 4.3% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 3.6% increase in interest bearing liabilities that resulted in additional interest expense of $793. Overall, the Corporation earned an additional $1,826 in FTE interest income as a result of volume. The average rate earned in 2000 increased by 0.38%, increasing FTE interest income by $762, and the average rate paid on deposits increased by 0.40%, increasing interest expense by $1,382. The net change related to interest rates earned and paid was a $620 decrease in FTE net interest income.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 77.1% of the Corporation's total year end deposits and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, the Banks' Board of Directors and senior management teams spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential future losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, past and recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding decreased 1.4% in 2001 and increased 13.4% in 2000. The provision for loan losses in 2001 was $770, a $205 increase from 2000 and a $261 increase from 1999. The allowance for loan losses as a percentage of total outstanding loans at year end 2001 was 1.38% compared to 1.28% at December 31, 2000. The Corporation's net charged off loans as a percentage of average loans was 0.11% in 2001 and 0.01% in 2000.

                    TABLE 3. SUMMARY OF LOAN LOSS EXPERIENCE
                             (Dollars in thousands)

The following is a summary of loan balances at the end of each year and their daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.



                                                                                  December 31
                                                     2001              2000           1999           1998           1997
                                                     ----              ----           ----           ----           ----

Amount of loans outstanding
  at the end of year                                  $397,864       $403,679       $355,846       $318,914       $286,525
                                                      ========       ========       ========       ========       ========

Average gross loans outstanding
  for the year                                        $404,586       $380,392       $332,083       $300,794       $281,148
                                                      ========       ========       ========       ========       ========

Summary of changes in allowance
  Allowance for loan losses - January 1               $  5,162       $  4,622       $  4,412       $  4,112       $  4,028
    Loans charged off
      Commercial and agricultural                          271             65            221            252            299
      Real estate mortgage                                  70             58             78             70            181
      Personal                                             351            295            347            297            227
                                                      --------       --------       --------       --------       --------
                         TOTAL LOANS CHARGED OFF           692            418            646            619            707
    Recoveries
      Commercial and agricultural                           35            172             86            255            169
      Real estate mortgage                                  41             64             92             13              2
      Personal                                             155            157            169            120            144
                                                      --------       --------       --------       --------       --------
                                TOTAL RECOVERIES           231            393            347            388            315
    Net charge offs                                        461             25            299            231            392
    Provision charged to income                            770            565            509            531            476
                                                      --------       --------       --------       --------       --------
         ALLOWANCE FOR LOAN LOSSES - DECEMBER 31      $  5,471       $  5,162       $  4,622       $  4,412       $  4,112
                                                      ========       ========       ========       ========       ========
  Ratio of net charge offs during the
    year to average loans outstanding                     0.11%          0.01%          0.09%          0.08%          0.14%
                                                      ========       ========       ========       ========       ========
  Ratio of the allowance for loan losses
    to loans outstanding at year end                      1.38%          1.28%          1.30%          1.38%          1.44%
                                                      ========       ========       ========       ========       ========



As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 2001 and 2000 was 0.64% and 0.46% of total loans, respectively. Average nonperforming loans for the peer group was 0.55%. The peer group is a composite of financial information of all bank holding companies with assets between $500 million and $1 billion; there were 276 holding companies in the Corporation's peer group for the period indicated. The Banks' policies, including a loan considered impaired under SFAS No. 118, are to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, or a determination that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection.

                          TABLE 4. NONPERFORMING LOANS
                             (Dollars in thousands)

The following loans are all the credits which require classification for state or federal regulatory purposes.


                                                                                         December 31
                                                         2001           2000         1999            1998           1997
                                                         ----           ----         ----            ----           ----

Nonaccrual loans                                        $1,346         $  382        $  945        $  274         $  824
Accruing loans past due 90 days or more                  1,219          1,484           618         1,130            504
                                                        ------         ------       -------        ------        -------
        TOTAL NONPERFORMING LOANS                       $2,565         $1,866        $1,563        $1,404         $1,328
                                                        ======         ======        ======        ======         ======

        NONPERFORMING LOANS AS % OF LOANS                 0.64%          0.46%         0.44%         0.44%          0.46%
                                                        ======         ======        ======        ======         ======


As of December 31, 2001, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

In management's opinion, the allowance for loan losses is adequate as of December 31, 2001. Management has allocated, as shown in Table 5, the allowance for loan losses to the following categories: 38.0% to commercial and agricultural loans; 25.7% to real estate loans; 28.8% to installment loans; and 7.5% unallocated. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available to fund loan loss without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                             (Dollars in thousands)

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:



                                                                   December 31
                                          2001                       2000                        1999
                                  --------------------       --------------------        ---------------------
                                             % of Each                  % of Each                    % of Each
                                              Category                   Category                     Category
                                  Allowance   to Total       Allowance   to Total         Allowance   to Total
                                  Amount       Loans         Amount       Loans           Amount        Loans
                                  ------       -----         ------       -----           ------        -----
Commercial and agricultural       $2,081         26.9%        $1,301        26.65%         $1,502         26.1%
Real estate mortgage               1,408         59.7          1,559        59.96           1,232         59.8
Installment                        1,577         13.4          1,923        13.39           1,555         14.1
Unallocated                          405           --            379                          333
                                  ------        -----         ------        -----          ------        -----
                  TOTAL           $5,471        100.0%        $5,162        100.0%         $4,622        100.0%
                                  ======        =====         ======        =====          ======        =====


                                                     December 31
                                          1998                       1997
                                  --------------------       --------------------
                                             % of Each                  % of Each
                                              Category                   Category
                                  Allowance   to Total       Allowance   to Total
                                  Amount       Loans         Amount       Loans
                                  ------       -----         ------       -----

Commercial and agricultural       $1,473       27.3%         $1,515        26.9%
Real estate mortgage               1,171       58.4             911        55.7
Installment                        1,467       14.3           1,391        17.4
Unallocated                          301                        295
                                  ------      -----          ------       -----
                  TOTAL           $4,412      100.0%         $4,112       100.0%
                                  ======      =====          ======       =====


NONINTEREST INCOME

Noninterest income consists of trust fees, service charges on deposit accounts, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. As is the case for many financial institutions, management believes fee income is increasingly important as a source of net earnings and expects this trend to continue. There was a $1,793 or 41% increase in fees earned from these sources during 2001. Significant changes during 2001 include a $539 increase from the sale of title insurance and related services, a $162 increase in overdraft fees, a $36 increase in mortgage servicing fees, a $953 increase in gains on the sale of real estate mortgages, a $41 decrease in brokerage commissions, and a $39 decrease in service charges on deposit accounts. During 2001, the Corporation invested an additional $7,135 in bank- owned life insurance. The average net rate earned on the new investment is approximately 5.6% and, because of their tax free accumulation of earnings, they have a taxable equivalent rate of 8.5%. The rates on these contracts are adjustable annually on their anniversary date. The investment was placed with three separate insurance companies with S&P ratings of AA+ or better. The increase in other income due to this investment was $147.

Included in noninterest income is a $1,051 gain from the sale of $126,814 in mortgages during 2001 versus a $98 gain on the sale of $12,360 during 2000. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 2001, most 15-year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained.

Noninterest income increased $15 in 2000 when compared to 1999. Significant changes in 2000 include a $51 increase in revenue from IBT Title, a $22 increase in brokerage commissions, a $99 increase in trust fees, a $44 increase in overdraft fees, a $103 increase in mortgage servicing fees, a $16 decline in gains on the sale of investment securities available for sale, a $199 decline in gains on the sale of residential real estate mortgages, and an $18 decrease in service charges on deposit accounts.

NONINTEREST EXPENSES

Noninterest expenses increased $2,018 or 12.1% during 2001. Net noninterest expense less noninterest income divided by average total assets equalled 2.21% in 2001, 2.38% in 2000, and 2.32% in 1999. The decrease in the 2001 ratio was primarily a result of the $953 increase in the gains on the sale of real estate mortgages.

The largest component of noninterest expenses is salaries and employee benefits, which increased $1,196 or 13.9%. Employee benefits increased $611 in 2001. A significant portion of this increase was related to costs associated with extending IBT Bancorp benefits to Farmers State Bank employees and a 25% increase in medical insurance expenses. Salaries increased $585 due to increases in staffing and normal merit and promotional salary increases.

Occupancy and furniture and equipment expenses increased $270 or 9.1% in 2001. The majority of the increase is related to depreciation and computer operating costs. All other operating expenses and the amortization of deposit intangibles increased $552, a 10.8% increase. The most significant changes were a $400 donation to Isabella Bank and Trust Community Foundation, a $270 decline in the State of Michigan Single Business Tax, and a $232 decline in organizational and merger related costs. During 2001, the amortization of deposit based intangibles increased by $87.

Noninterest expense increased $859 or 5.4% in 2000. During 2000, salaries and benefits increased $385, occupancy and furniture and equipment expenses increased $180, and all other operating expenses increased $294. Nonrecurring expenses associated with the merger of the Corporation with FSB Bancorp were $268.

FEDERAL INCOME TAXES

Federal income tax expense for 2001 was $2,205 or 26.7% of pre-tax income compared to $2,084 or 27.7% of pre-tax income in 2000 and $2,043 or 28.0% in 1999. The decrease in income tax expense as a percentage of income in 2001 is attributable to an increase in nontaxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note F, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF FINANCIAL CONDITION

Total assets were $592,143 at December 31, 2001, an increase of $51,246 or 9.5% over year end 2000. Asset growth was primarily funded by a $39,425 increase in deposits, a $5,188 increase in borrowings, and a $4,898 increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 2001, the Corporation's net holding of investment securities increased $20,159. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, U.S. Agencies, and restricted securities. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO


The following is a schedule of the carrying value of investment securities available for sale and held to maturity:


                                                                          December 31
                                                                    2001       2000       1999
                                                                    ----       ----       ----
       Available for sale
         U.S. Treasury and U.S. government agencies             $ 53,047   $ 40,978   $ 55,033
         States and political subdivisions                        47,141     36,186     30,974
         Commercial paper                                          2,330        350        349
                                                                --------   --------   --------
                                                  TOTAL         $102,518   $ 77,514   $ 86,356
                                                                ========   ========   ========

       Held to maturity
         U.S. Treasury and U.S. government agencies             $    148   $  1,060   $    928
         States and political subdivisions                         3,306      6,637      9,080
         Other securities                                           --          602      2,651
                                                                --------   --------   --------
                                                  TOTAL         $  3,454   $  8,299   $ 12,659
                                                                ========   ========   ========


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

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2001:

        TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND
                 WEIGHTED AVERAGE YIELDS


                                                                              Maturing
                                  -------------------------------------------------------------------------------------------------
                                                              After One                  After Five
                                                               Year But                  Years But
                                       Within                   Within                     Within                    After
                                       One Year               Five Years                  Ten Years                Ten Years
                                  Amount      Yield         Amount      Yield         Amount      Yield       Amount         Yield
                                  ------      -----         ------      -----         ------       -----       ------        -----
Available for sale
  U.S. Treasury and U.S.
    government agencies           $21,894       4.78%       $23,910      4.89%       $   ---         ---%      $   ---        ---%
  States and political
    subdivisions                    7,714       4.13         17,510      4.29         14,567        4.60         7,350       5.07
  Mortgage backed                     116       6.51          1,854      6.02            404        6.05         4,869       5.72
  Corporate & other
    securities                        499       2.18          1,831      4.90            ---         ---           ---        ---
                                  -------       ----        -------     -----        -------       -----       -------      -----
                   TOTAL          $30,223       4.58%       $45,105      4.70%       $14,971        4.64%      $12,219       5.72%
                                  =======       ====        =======     =====        =======       =====       =======      =====
Held to maturity
  States and political
    subdivisions                  $   932       4.32%       $ 1,667      4.79%       $   ---         ---%      $   707       3.83%
  Mortgage backed                     ---        ---            148      6.05            ---         ---           ---        ---
                                  -------       ----        -------    ------        -------      ------       -------       ----
                   TOTAL          $   932       4.32%       $ 1,815      4.89%       $   ---         ---%      $   707       3.83%
                                  =======       ====        =======     =====        =======      ======       =======      =====

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

                             TABLE 8. LOAN PORTFOLIO

                                                                               December 31
                                                   2001            2000           1999            1998            1997
                                                   ----            ----           ----            ----            ----

Commercial                                       $ 58,424        $ 60,301       $ 55,247        $ 48,204        $ 41,497
Agricultural                                       48,523          47,298         40,449          38,766          35,538
Real estate mortgage                              237,650         242,042        212,724         186,413         159,757
Installment                                        53,267          54,038         47,426          45,531          49,733
                                                 --------        --------       --------        --------        --------
                        TOTAL LOANS              $397,864        $403,679       $355,846        $318,914        $286,525
                                                 ========        ========       ========        ========        ========

Total loans decreased $5,815 in 2001. The decrease was primarily in residential real estate mortgages. As of December 31, 2001 commercial loans, as a percentage of total loans were 14.7%, agricultural 12.2%, real estate mortgages 59.7%, and installments 13.4%.

DEPOSITS

Total deposits increased $39,425 and were $516,241 at year end 2001, an 8.3% increase over 2000. Average deposits increased 9.3% in 2001 and 2.5% in 2000. During 2001, average noninterest bearing deposits increased 3.1%, interest bearing demand deposits increased 19.5%, savings deposits decreased 1.1%, and time deposits increased 13.8%. Time deposits over $100 as a percentage of total deposits equaled 11.5% and 8.1% as of December 31, 2001 and 2000, respectively.


                            TABLE 9. AVERAGE DEPOSITS

                                                 2001                  2000                    1999
                                                 ----                  ----                    ----
                                            Amount     Rate     Amount      Rate          Amount     Rate
                                            ------     ----     ------      ----          ------     ----

Noninterest bearing demand deposits       $ 56,904             $ 55,188                 $ 52,221
Interest bearing demand deposits            81,260    2.41%      68,017      2.92%        62,713      2.37%
Savings deposits                           121,202    2.69      122,610      3.19        127,259      3.04
Time deposits                              235,481    5.72      206,849      5.82        199,373      5.42
                                          --------             --------                 --------
                              TOTAL       $494,847             $452,664                 $441,566
                                          ========             ========                 ========



       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000

                                                       December 31
                                            2001            2000          1999
                                            ----            ----          ----
Maturity
     Within 3 months                      $22,259         $13,217       $ 9,728
     Within 3 to 6 months                  11,418           7,250         4,391
     Within 6 to 12 months                 11,496           7,418         5,360
     Over 12 months                        14,252          10,627         8,096
                                          -------         -------       -------
                             TOTAL        $59,425         $38,512       $27,575
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

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $4,898 in 2001. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 24,001 shares of common stock generating $971 of capital during 2001, and 23,304 shares of common stock generating $492 of capital in 2000. The Board of Directors authorized management to repurchase 50,000 common stock shares. A total of 24,001 shares were repurchased in 2001 at an average price of $32.00 per share. Total capital increased $956 due to unrealized gains on investment securities available for sale in 2001.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 10.1% at year end 2001. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2001:

                 Percentage of Capital to Risk Adjusted Assets:

                                          Required       IBT Bancorp
                                          --------       -----------
                       Equity Capital       4.00%           13.83%
                    Secondary Capital       4.00             1.25
                                            -----           ------
                        Total Capital       8.00%           15.08%
                                            =====           ======

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Banks'. At December 31, 2001, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note M of the Financial Statements, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 2001 and 2000, cash and cash equivalents equaled 9.4% and 5.3%, respectively, of total assets. Net cash provided from operations was $2,145 in 2001 and $6,832 in 2000. Net cash provided by financing activities equaled $42,489 in 2001 and $30,368 in 2000. The Corporation's investing activities used cash amounting to $17,597 in 2001 and $35,484 in 2000. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $28,425 increase in 2001 and a $1,716 increase in 2000.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $102,518 as of December 31, 2001 and $77,514 as of December 31, 2000. In
addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $396,518 in total loans, $51,829 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,249 which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2001, the Corporation had $40,952 more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.


                       TABLE 11. INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2001. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                      0 to 3      4 to 12     1 to 5     Over 5
                                      Months      Months       Years     Years
                                     --------    --------    --------   -------
Interest Sensitive Assets
   Fed funds sold                    $ 32,900    $    ---    $    ---   $   ---
   Investment securities               10,740      20,415      46,920    27,897
   Loans                               99,083      66,014     224,007     7,414
                                     --------    --------    --------   -------
                              TOTAL  $142,723    $ 86,429    $270,927   $35,311
                                     ========    ========    ========   =======


Interest Sensitive Liabilities
   Borrowed funds                    $    251    $    ---    $  6,000   $ 5,381
   Time deposits                       53,603      89,247      97,585         7
   Savings                             79,245       3,825      31,517    12,515
   Interest bearing demand             37,580       6,353      38,189     4,554
                                     --------    --------    --------   -------
                              TOTAL  $170,679    $ 99,425    $173,291   $22,457
                                     ========    ========    ========   =======

Cumulative gap                       $(27,956)   $(40,952)   $ 56,684   $69,538
Cumulative gap as a % of assets          (4.7)%      (6.9)%       9.6%     11.7%

              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2001. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                       Due in
                                              1 Year   1 to 5   Over 5
                                              or Less  Years     Years   Total
                                              -------  -------  ------  --------
Commercial and agricultural                   $63,058  $40,441  $3,448  $106,947
                                              =======  =======  ======  ========
Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                               $39,546  $3,448
    Variable interest rates                                895     ---
                                                       -------  ------
                                    TOTAL              $40,441  $3,448
                                                       =======  ======


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

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis, the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2001 the Corporation's net interest income would increase during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2001 and 2000. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK


                                                                                                                         Fair Value
                                              2002       2003       2004     2005      2006     Thereafter     Total     12/31/01
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets           $  32,900        ---       ---       ---        ---         ---     $ 32,900     $ 32,900
    Average interest rates                     1.50%       ---       ---       ---        ---         ---         1.50%
  Fixed interest rate securities          $  31,156    $17,566   $17,533    $3,612     $8,209     $27,896     $105,972     $106,044
    Average interest rates                     4.57%      4.98%     4.55%     4.22%      4.68%       4.91%        4.72%
  Fixed interest rate loans               $ 104,468    $75,855   $93,477   $34,622    $21,839     $15,776     $346,037     $343,501
    Average interest rates                     9.37%      8.42%     8.13%     8.30%      8.28%       7.53%        8.57%
  Variable interest rate loans            $  49,117     $2,158      $235      $186       $131         ---     $ 51,827     $ 51,827
    Average interest rates                     7.25%      9.76%     7.41%     7.27%      7.00%        ---         7.36%

Rate sensitive liabilities
  Borrowed funds                          $     251        ---   $ 1,000       ---     $5,000      $5,381     $ 11,632     $ 11,904
    Average interest rates                     2.00%       ---      5.05%      ---       5.08%       5.72%        5.31%
  Savings and NOW accounts                $ 122,022    $19,950   $16,209   $13,170    $12,153     $30,276     $213,780     $213,780
    Average interest rates                     1.72%      1.85%     1.80%     2.32%      1.50%       1.39%        1.72%
  Fixed interest rate time deposits       $ 141,602    $33,814   $19,952   $28,412    $15,406          $7     $239,193     $241,551
    Average interest rates                     5.37%      6.04%     5.95%     6.35%      6.67%       5.85%        5.71%
Variable interest rate time deposits      $     900       $348       ---       ---        ---         ---     $  1,248     $  1,248
   Average interest rates                      4.09%      4.09%      ---       ---        ---         ---         4.09%



                                                                                                                         Fair Value
                                               2001       2002      2003     2004      2005     Thereafter     Total       12/31/00
--------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets           $     900        ---       ---       ---        ---         ---         $900     $    900
    Average interest rates                     5.75%       ---       ---       ---        ---         ---         5.75%
  Fixed interest rate securities          $  26,258    $25,464   $12,656    $5,908    $ 1,458     $14,069     $ 85,813     $ 85,846
    Average interest rates                     5.62%      5.53%     5.71%     5.36%      4.96%       5.43%        5.55%
  Fixed interest rate loans               $ 110,804    $68,175   $84,985   $57,695    $29,148     $ 9,430     $360,237     $359,584
    Average interest rates                     8.66%      8.22%     8.42%     8.04%      8.44%       8.12%        8.39%
  Variable interest rate loans            $  41,398    $ 1,863      $167       $14        ---         ---     $ 43,442     $ 43,442
    Average interest rates                    10.80%     10.96%     9.71%    10.49%       ---         ---        10.80%

Rate sensitive liabilities
  Borrowed funds                          $   4,044        ---       ---       ---        ---     $ 2,400     $  6,444     $  6,444
    Average interest rates                     5.36%       ---       ---       ---        ---        6.65%        5.84%
  Savings and NOW accounts                $ 115,198    $18,690   $14,598   $13,083    $11,262     $27,493     $200,324     $200,324
    Average interest rates                     3.96%      2.12%     2.12%     2.13%      2.13%       2.15%        3.18%
  Fixed interest rate time deposits       $ 122,409    $37,250   $20,911   $15,100    $18,831         ---     $214,501     $214,775
    Average interest rates                     5.70%      6.21%     6.04%     5.76%      6.60%        ---         5.91%
  Variable interest rate time deposits    $     911        282       ---       ---        ---         ---     $  1,193     $  1,193
   Average interest rates                      6.01%      6.01%      ---       ---        ---         ---         6.01%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the registrant and reports of independent auditors are set forth on pages 30 through 51 of this report:

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
IBT Bancorp
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We previously audited and reported on the consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows of IBT Bancorp and subsidiaries for the period ended December 31, 1999 prior to their restatement for the 2000 pooling of interests described in Note B. The contribution of IBT Bancorp to total interest income and net income represented 78%, and 77% of the 1999 restated totals. Separate financial statements of FSB Bancorp, Inc. included in the 1999 restated consolidated financial statements were audited and reported on separately by other auditors. We also have audited, as to combination only, the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for the period ended December 31, 1999, after restatement for the 2000 pooling of interests; in our opinion, such consolidated financial statements have been properly combined on the basis described in the notes to the consolidated financial statements.


                               Rehmann Robson P.C.
Saginaw, Michigan
February 1, 2002

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31
                                                                  2001       2000
                                                                --------   --------
ASSETS
     Cash and demand deposits due from banks                    $ 22,562   $ 27,525
     Federal funds sold                                           32,900        900
                                                                --------   --------
                                    CASH AND CASH EQUIVALENTS     55,462     28,425
     Investment securities
       Securities available for sale (amortized cost of
         $100,969 in 2001 and $77,412 in 2000)                   102,518     77,514
       Securities held to maturity (fair value of
         $3,526 in 2001 and $8,326 in 2000)                        3,454      8,299
                                                                --------   --------
                                  TOTAL INVESTMENT SECURITIES    105,972     85,813
     Loans
       Agricultural                                               48,523     47,298
       Commercial                                                128,098    129,302
       Residential real estate mortgage                          167,976    173,041
       Installment                                                53,267     54,038
                                                                --------   --------
                                                  TOTAL LOANS    397,864    403,679
       Less allowance for loan losses                              5,471      5,162
                                                                --------   --------
                                                    NET LOANS    392,393    398,517

     Premises and equipment                                       13,985     11,079
     Bank-owned life insurance                                     9,038      1,698
     Accrued interest receivable, net                              4,961      5,053
     Acquisition intangibles and goodwill, net                     2,528      3,365
     Other assets                                                  7,804      6,947
                                                                --------   --------
                                                 TOTAL ASSETS   $592,143   $540,897
                                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                      $ 62,020   $ 60,798
       NOW accounts                                               86,676     83,779
       Certificates of deposit and other savings                 308,120    293,727
       Certificates of deposit over $100                          59,425     38,512
                                                                --------   --------
                                               TOTAL DEPOSITS    516,241    476,816
     Other borrowed funds                                         11,632      6,444
     Accrued interest and other liabilities                        7,442      5,707
                                                                --------   --------
                                            TOTAL LIABILITIES    535,315    488,967
     Shareholders' equity
       Common stock -- no par value:
         10,000,000 shares authorized;
         3,884,985 shares issued and outstanding
        (3,871,552 shares at December 31, 2000)                   31,017     30,814
     Retained earnings                                            24,788     21,049
     Accumulated other comprehensive income                        1,023         67
                                                                --------   --------
                                   TOTAL SHAREHOLDERS' EQUITY     56,828     51,930
                                                                --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $592,143   $540,897
                                                                ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31
                                                                        2001           2000           1999
                                                                    -----------    -----------    -----------
 NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                       3,871,552      3,848,248      3,734,711
   10% stock dividend                                                        --             --         41,143
   Issuance  of common stock                                             37,434         23,304         72,394
   Common stock repurchased                                             (24,001)            --             --
                                                                    -----------    -----------    -----------
                             BALANCE END OF YEAR                      3,884,985      3,871,552      3,848,248

COMMON STOCK
   Balance at beginning of year                                     $    30,814    $    30,322    $    27,833
   10% stock dividend                                                        --             --            841
   Issuance of common stock                                                 971            492          1,648
   Common stock repurchased                                                (768)            --             --
                                                                    -----------    -----------    -----------
                             BALANCE END OF YEAR                         31,017         30,814         30,322

RETAINED EARNINGS
   Balance at beginning of year                                          21,049         17,816         15,343
   Net income                                                             6,066          5,431          5,244
   10% stock dividend                                                        --             --           (841)
   Cash dividends  ($0.55 per share in 2001,
     $0.49 in 2000, and $0.45 in 1999)                                   (2,327)        (2,198)        (1,930)
                                                                    -----------    -----------    -----------
                             BALANCE END OF YEAR                         24,788         21,049         17,816

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of year                                             67         (1,031)           998
    Unrealized gains (losses) on securities available
      for sale, net of income taxes and reclassification
      adjustment                                                            956          1,098         (2,029)
                                                                    -----------    -----------    -----------
                             BALANCE END OF YEAR                          1,023             67         (1,031)
                                                                    -----------    -----------    -----------
                           TOTAL SHAREHOLDERS' EQUITY END OF YEAR   $    56,828    $    51,930    $    47,107
                                                                    ===========    ===========    ===========




The accompanying notes are an integral part of these consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands Except Per Share Data)


                                                                YEAR ENDED DECEMBER 31
                                                               2001      2000      1999
                                                               ----      ----      ----
INTEREST INCOME
  Loans, including fees                                       $35,091   $33,470   $28,488
  Investment securities
    Taxable                                                     3,173     3,839     5,000
    Tax exempt                                                  1,637     1,275     1,222
  Federal funds sold and other                                    897       170       735
                                                              -------   -------   -------
                                      TOTAL INTEREST INCOME    40,798    38,754    35,445
                                                              -------   -------   -------

INTEREST EXPENSE
  Deposits                                                     18,678    17,927    16,157
  Short term borrowings                                           582       475        64
                                                              -------   -------   -------
                                     TOTAL INTEREST EXPENSE    19,260    18,402    16,221
                                                              -------   -------   -------
                                        NET INTEREST INCOME    21,538    20,352    19,224
Provision for loan losses                                         770       565       509
                                                              -------   -------   -------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    20,768    19,787    18,715

NONINTEREST INCOME
  Trust fees                                                      548       535       436
  Service charges on deposit accounts                             288       327       345
  Other service charges and fees                                1,686     1,530     1,456
  Gain on sale of mortgage loans                                1,051        98       297
  Title insurance revenue                                       1,578     1,039       988
  Other                                                         1,047       876       868
                                                              -------   -------   -------
                                   TOTAL NONINTEREST INCOME     6,198     4,405     4,390
NONINTEREST EXPENSES
  Salaries, wages, and employee benefits                        9,790     8,594     8,209
  Occupancy                                                     1,201     1,025       957
  Furniture and equipment                                       2,037     1,943     1,831
  Amortization of acquisition intangibles                         655       568       613
  Other                                                         5,012     4,547     4,208
                                                              -------   -------   -------
                                 TOTAL NONINTEREST EXPENSES    18,695    16,677    15,818
                                                              -------   -------   -------

                         INCOME BEFORE FEDERAL INCOME TAXES     8,271     7,515     7,287
  Federal income taxes                                          2,205     2,084     2,043
                                                              -------   -------   -------
                                                 NET INCOME   $ 6,066   $ 5,431   $ 5,244
                                                              =======   =======   =======

Net income per basic share of common stock                    $  1.42   $  1.28   $  1.25
                                                              =======   =======   =======



The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                       2001             2000             1999
                                                                      -------          -------          -------
NET INCOME                                                            $ 6,066          $ 5,431          $ 5,244
Other comprehensive income (loss) before income taxes
  Unrealized gains (losses) on securities available for sale
      Unrealized holding gains (losses) arising during year             1,440            1,661           (3,088)
  Reclassification adjustment for realized loss (gain)
         included in net income                                             8                4              (12)
                                                                      -------          -------          -------
Other comprehensive income (loss) before income taxes                   1,448            1,665           (3,076)
      Income tax expense (benefit) related to other
         comprehensive income (loss)                                      492              567           (1,047)
                                                                      -------          -------          -------
OTHER COMPREHENSIVE INCOME (LOSS)                                         956            1,098           (2,029)
                                                                      -------          -------          -------
                                        COMPREHENSIVE INCOME          $ 7,022          $ 6,529          $ 3,215
                                                                      =======          =======          =======












The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                     YEAR ENDED DECEMBER 31
                                                                          2001                2000                 1999
                                                                        ---------           ---------            ---------
OPERATING ACTIVITIES
  Net income                                                            $   6,066           $   5,431            $   5,244
  Reconciliation of net income to net cash provided
    by operations
      Provision for loan losses                                               770                 565                  509
      Provision for depreciation                                            1,197               1,155                1,147
      Net amortization on investment securities                               295                 211                  431
      Amortization and impairment of mortgage servicing rights                529                 139                  197
      Increase in cash surrender value of life insurance                     (205)               (166)                 (98)
      Amortization of acquisition intangibles                                 655                 568                  575
      Deferred income tax benefit                                            (277)               (272)                (254)
      Gain on sale of mortgage loans                                       (1,051)                (98)                (297)
      Proceeds from sale of mortgage loans                                126,814              12,360               37,753
      Loans originated for sale                                          (132,875)            (12,261)             (33,464)
         Decrease (increase) in accrued interest receivable                    92                (741)                --
         Increase in other assets                                          (1,600)               (463)                (659)
         Increase in accrued interest and other liabilities                 1,735                 404                  449
                                                                        ---------           ---------            ---------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                2,145               6,832               11,533

INVESTING ACTIVITIES
  Activity in available-for-sale securities
      Maturities, calls, and sales                                         24,935              23,341               32,690
      Purchases                                                           (48,479)             (9,702)             (27,583)
  Activity in held-to-maturity securities
      Maturities and calls                                                  4,537               5,832                4,393
      Purchases                                                              --                (2,355)              (2,100)
  Net decrease (increase) in loans                                         12,466             (50,575)             (41,223)
  Purchases of premises and equipment                                      (3,921)             (2,025)              (1,074)
  Purchase of cash value life insurance                                    (7,135)               --                   --
                                                                        ---------           ---------            ---------
                       NET CASH USED IN INVESTING ACTIVITIES              (17,597)            (35,484)             (34,897)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits                              1,222                 913                4,930
  Net increase in interest bearing deposits                                38,203              30,827                3,406
  Net increase in borrowings                                                5,188                 334                6,000
  Cash dividends                                                           (2,327)             (2,198)              (1,930)
  Proceeds from issuance of common stock                                      971                 492                  548
  Common stock repurchase                                                    (768)               --                   --
                                                                        ---------           ---------            ---------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES               42,489              30,368               12,954
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               27,037               1,716              (10,410)
Cash and cash equivalents beginning of year                                28,425              26,709               37,119
                                                                        ---------           ---------            ---------
                       CASH AND CASH EQUIVALENTS END OF YEAR            $  55,462           $  28,425            $  26,709
                                                                        =========           =========            =========
Supplemental cash flow information:
  Federal income taxes paid                                             $   2,670           $   2,254            $   2,592
  Interest paid                                                            19,357              18,228               16,290



The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation"), a Financial Services Holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, Farmers State Bank of Breckenridge (See Note B), IBT Title, IBT Financial Services, IBT Loan Production, and a majority owner of IBT Personnel, LLC (79%). All intercompany transactions and accounts have been eliminated.

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

IBT Title does business under the names Isabella County Abstract and Title, Mecosta County Abstract and Title and IBT Title Clare. IBT Title provides title insurance, abstract searches, and closes real estate loans.

IBT Financial Services is a full service retail brokerage offering stocks, bonds, and mutual fund sales to individuals.

IBT Loan Production is a mortgage loan origination company. Principal loan products include 15 and 30 year fixed rate mortgage loans. All loans originated are sold to Isabella Bank and Trust.

IBT Personnel provides payroll services, benefit administration, and other human resource services to IBT Bancorp's subsidiaries.

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

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statement of cash flows, the Corporation considers cash on hand, demand deposits due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are sold for a one day period. The Corporation maintains deposit accounts in various financial institutions which at times may exceed FDIC insured limits or are not insured. Management believes the Corporation is not exposed to any significant interest rate or other financial risk as a result of these deposits.

SECURITIES: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and are stated at fair value with the unrealized gains and losses, net of taxes, excluded from earnings and reported in other comprehensive income.

The amortized cost of debt securities classified as either held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts to maturity and is computed using a method that approximates the level yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. Gains or losses on the sale of securities available for sale are calculated using the adjusted cost for the specific securities sold.

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

LOANS AND RELATED INCOME: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the borrower may be unable to meet payments as scheduled. When the accrual of interest is discontinued, all uncollected accrued interest is reversed against interest income. The interest income on such loans is subsequently recognized only to the extent cash payment is received. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the constant yield method.

MORTGAGE BANKING ACTIVITIES: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Gains or losses on sales of such loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold, adjusted for any yield differential, servicing fee, and servicing costs applicable to future years. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Mortgage servicing rights ("MSR") are amortized in proportion to, and over the period of, estimated net servicing income. To determine the fair value of MSR, the Corporation estimates the present value of future cash flows incorporating a number of assumptions including servicing income, cost of servicing, discount rates, and prepayment rates.

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

 A summary of premises and equipment at December 31 follows:

                                              2001             2000
                                            -------          -------
     Premises                               $10,957          $10,020
     Equipment                               14,585           11,485
                                            -------          -------
                                             25,542           21,505
     Less accumulated depreciation           11,557           10,426
                                            -------          -------
      NET PREMISES AND EQUIPMENT            $13,985          $11,079
                                            =======          =======


RESTRICTED INVESTMENTS: Included in other assets are restricted securities of $2,582 in 2001 and $2,361 in 2000. Restricted securities include the stock of the Federal Reserve Bank and the Federal Home Loan Bank, and have no contractual maturity.

BANK OWNED LIFE INSURANCE: During 2001, the Corporation purchased life insurance policies on key members of management. In the event of death of one of these individuals, the Corporation would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value. Increases in cash surrender value are reported as other noninterest income.

CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when funded.

FEDERAL INCOME TAXES: Federal income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes are recognized for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets or liabilities are recorded or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As changes in income tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the stock dividend declared on December 19, 2001 and paid February 28, 2002. The weighted average number of common shares outstanding were 3,878,340 in 2001, 3,860,975 in 2000; and 3,811,859 in 1999.

ACQUISITION INTANGIBLES AND GOODWILL: Isabella Bank and Trust acquired branch facilities and related deposits in a business combination accounted for as a purchase. The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles and goodwill). The deposit intangible is being amortized on the straight line basis over nine years, the expected life of the acquired relationship. Goodwill is being amortized over a 15 year period.

RECLASSIFICATIONS: Certain amounts reported in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations". Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Corporation expects that adoption of the new standard will not have a material effect on the Corporation's financial position or results of operations.

In June 2001, the FASB also issued Statement No. 142 "Goodwill and Other Intangible Assets" which is effective generally beginning January 1, 2002. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but, instead, tested for impairment at least annually in accordance with the provisions of Statement No. 142.

As of January 1, 2002, the Corporation has unamortized goodwill of approximately $2,036 which will be subject to the transition provisions of Statement No. 142. Amortization expense related to goodwill was approximately $124 for the years ended December 31, 2001, 2000, and 1999. The Corporation is currently evaluating the effects of adopting the remaining provisions of Statement No. 142 (which is effective January 1, 2002), including whether any transitional adjustments will be required.

In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations". Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the remaining useful life of the related asset. Upon settlement of the liability, the entity either settles the obligation for the amount recorded or incurs a gain or loss. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to impact the Corporation's results of operations or financial position.

In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," effective prospectively for the fiscal year beginning on January 1, 2002. Statement 144 supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("Opinion 30") for the disposal of a segment of business (as previously defined under Opinion 30). The FASB issued Statement No. 144 to establish a single accounting model for long-lived assets to be disposed of by sale. Statement No.144 broadens the presentation of discontinued operations in the income statement to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of an entity. Statement No. 144 also requires that discontinued operations be measured at the lower of the carrying amount or fair value less cost to sell. While the Corporation is currently evaluating the effects of adopting Statement No. 144, it is not expected that its provisions will have a material impact on financial position or results of operations.

NOTE B - BUSINESS COMBINATION
On August 10, 2000 the Corporation merged with FSB Bancorp of Breckenridge, Michigan. As part of the merger, IBT issued 871,941 shares of its common stock in a tax free exchange for all of the outstanding shares of FSB Bancorp, the parent company of Farmers State Bank of Breckenridge, which was subsequently dissolved. The merger was accounted for as a pooling of interests resulting in the restatement of all financial information for all periods presented prior to 2001. The following presents the separate results of operations for the six month period ending June 30, 2000 (the latest available quarterly information immediately preceding the merger) and the year ending December 31, 1999 for FSB Bancorp and IBT Bancorp.

                                    (Unaudited)
                                  Six Months Ended             Year Ended
                                   June 30, 2000            December 31, 1999
                                   -------------            -----------------
NET INTEREST INCOME
    IBT Bancorp                        $ 7,453                    $14,603
    FSB Bancorp                          2,613                      4,621
                                       -------                    -------
    Combined                           $10,066                    $19,224
                                       =======                    =======

NET INCOME
    IBT Bancorp                        $ 2,016                    $ 4,051
    FSB Bancorp                            686                      1,193
                                       -------                    -------
    Combined                           $ 2,702                    $ 5,244
                                       =======                    =======

EARNINGS PER SHARE
    IBT Bancorp                        $  0.62                    $  1.25
    FSB Bancorp                           1.68                       2.94
    Combined                              0.65                       1.25

In the third quarter of 2000, a special charge of $243 ($160 after tax) related to the merger was recorded. The charge consisted of merger-related legal, accounting, consulting and printing costs.

NOTE C - INVESTMENT SECURITIES
The following is a summary of securities available for sale and held to maturity.

                                     Amortized            Unrealized        Unrealized              Fair
                                        Cost                Gains              Losses               Value
                                    -----------          -----------        -----------            --------
DECEMBER 31, 2001
  Securities available for sale
   U.S. Treasury and U.S.
    government agencies               $ 52,209              $    908           $    (70)            $ 53,047
   States and political
    subdivisions                        46,450                   773                (82)              47,141
   Commercial paper                      2,310                    20               --                  2,330
                                      --------              --------           --------             --------
                       TOTAL          $100,969              $  1,701           $   (152)            $102,518
                                      ========              ========           ========             ========

  Securities held to maturity
   U.S. Treasury and U.S.
    government agencies               $    148              $      3           $   --               $    151
   States and political
    subdivisions                         3,306                    71                 (2)               3,375
                                      --------              --------           --------             --------
                       TOTAL          $  3,454              $     74           $     (2)            $  3,526
                                      ========              ========           ========             ========


                                     Amortized            Unrealized        Unrealized              Fair
                                        Cost                Gains              Losses               Value
                                    -----------          -----------        -----------            --------
DECEMBER 31, 2000
  Securities available for sale
   U.S. Treasury and U.S.
    government agencies                 $41,003              $    97            $  (122)             $40,978
   Corporate                                351                 --                   (1)                 350
   States and political
    subdivisions                         36,058                  245               (117)              36,186
                                        -------              -------            -------              -------
                   TOTAL                $77,412              $   342            $  (240)             $77,514
                                        =======              =======            =======              =======

  Securities held to maturity
   U.S. Treasury and U.S.
    government agencies                 $   412              $  --              $    (2)             $   410
   Corporate                              1,250                 --                   (7)               1,243
   States and political
    subdivisions                          6,637                   44                 (8)               6,673
                                        -------              -------            -------              -------
                   TOTAL                $ 8,299              $    44            $   (17)             $ 8,326
                                        =======              =======            =======              =======

The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.

                                                                 2001                 2000                 1999
                                                                ------               ------               ------
Fair value of securities sold on the date of sale               $3,165               $4,354               $8,372
Gross realized gains
    U.S. Treasury and U.S. government agencies                       4                   --                   23
    Municipals                                                      --                    1                   --
Gross realized losses
    U.S. Treasury and U.S. government agencies                      --                    5                   11
    Municipals                                                      12                   --                   --



The following table shows the amortized cost and estimated fair value of securities owned at December 31, 2001 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.

                                            Available for Sale                            Held to Maturity
                                     Amortized                Fair                Amortized                Fair
                                       Cost                  Value                   Cost                  Value
                                     --------               --------               --------               --------
Due within one year or less          $ 29,656               $ 30,107               $    932               $    943
Due after 1 year thru 5 years          42,326                 43,251                  1,667                  1,723
Due after 5 years thru 10 years        14,365                 14,567                     --                     --
Due after 10 years                      7,345                  7,350                    707                    710
                                     --------               --------               --------               --------
                                       93,692                 95,275                  3,306                  3,376
Mortgage backed securities              7,277                  7,243                    148                    150
                                     --------               --------               --------               --------
            TOTAL                    $100,969               $102,518               $  3,454               $  3,526
                                     ========               ========               ========               ========


Investment securities with a carrying value of approximately $8,537 and $10,079 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 2001 and 2000, respectively.

NOTE D - LOANS

An analysis of changes in the allowance for loan losses follows:

                                                 2001             2000              1999
                                               -------           -------           -------
       Balance at beginning of year            $ 5,162           $ 4,622           $ 4,412
          Loans charged off                       (692)             (418)             (646)
          Recoveries                               231               393               347
          Provision charged to income              770               565               509
                                               -------           -------           -------
             BALANCE AT END OF YEAR            $ 5,471           $ 5,162           $ 4,622
                                               =======           =======           =======

At December 31, 2001 and 2000, nonaccrual and other impaired loans were not significant. Based on collateral values, no specific allowance for loan losses has been allocated to these loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were loan customers of the Banks. Total loans to these customers aggregated $9,248 and $6,665 at December 31, 2001 and 2000, respectively. During 2001, $8,366 of new loans were made and repayments totalled $6,145. All such loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions and in the opinion of management do not involve more than normal risk of collectibility.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $153,136 and $104,473 at December 31, 2001 and 2000, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the fair value of mortgage servicing rights included in other assets as of December 31:


                                                           2001            2000            1999
                                                          -------         -------         -------
         Balance at beginning of year                      $ 271           $ 140           $ 100
           Mortgage servicing rights capitalized             660             270             237
           Amortization                                     (358)           (139)            (99)
           Impairment valuation allowance                   (171)             --             (98)
                                                           -----           -----           -----
                           BALANCE AT END OF YEAR          $ 402           $ 271           $ 140
                                                           =====           =====           =====

Residential mortgages committed for sale were $8,261 as of December 31, 2001 and $1,089 as of December 31, 2000.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Corporation utilizes quoted market prices, where available, to compute the fair value of its financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate of the fair value amounts presented are not necessarily indicative of the underlying value of the Corporation.

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

Off-balance-sheet instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Corporation does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.

                                                         2001                                           2000
                                                         ----                                           ----
                                         Estimated Fair        Recorded Book             Estimated Fair       Recorded Book
                                              Value               Balance                    Value                Balance
                                         ---------------      ---------------            --------------        -------------
Cash and demand deposits due
  from banks                                  $ 22,562             $ 22,562                  $ 27,525              $ 27,525
Federal funds sold                              32,900               32,900                       900                   900
Investment securities                          106,044              105,972                    85,840                85,813
Net loans                                      395,328              392,393                   397,864               398,517
Accrued interest receivable                      4,961                4,961                     5,053                 5,053
Deposits with no stated
  maturities                                   275,800              275,800                   261,201               261,201
Deposits with stated maturities                243,799              240,441                   215,889               215,615
Borrowed funds                                  11,904               11,632                     6,444                 6,444
Accrued interest payable                         1,093                1,093                     1,190                 1,190


NOTE F - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:


                                                                         2001                    2000
                                                                        -------                 -------
Deferred tax assets
  Allowance for loan losses                                              $1,156                  $1,037
  Deferred directors' fees                                                  565                     479
  Employee benefit plans                                                    424                     429
  Core deposit premium and acquisition expenses                             362                     256
  Other                                                                     154                      77
                                                                        -------                 -------
                                      TOTAL DEFERRED TAX ASSETS           2,661                   2,278
Deferred tax liabilities
  Premises and equipment                                                    278                     266
  Accretion on securities                                                    56                      53
  Prepaid pension expense                                                   639                     565
  Net unrealized gain on available for sale securities                      526                      35
  Other                                                                      61                      44
                                                                        -------                 -------
                                 TOTAL DEFERRED TAX LIABILITIES           1,560                     963
                                                                         ------                 -------
                                        NET DEFERRED TAX ASSETS          $1,101                  $1,315
                                                                         ======                  ======

Components of the consolidated provision for income taxes are as follows:



                                                                         2001                    2000                  1999
                                                                        -------                -------                -------

Current                                                                 $ 2,482                $ 2,356                $ 2,297
Deferred benefit                                                           (277)                  (272)                  (254)
                                                                        -------                -------                -------
                             PROVISION FOR FEDERAL INCOME TAXES         $ 2,205                $ 2,084                $ 2,043
                                                                        =======                =======                =======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows.

                                                                           2001             2000               1999
                                                                         -------           -------           -------
Income tax on pretax income                                              $ 2,812           $ 2,555           $ 2,478
Effect of nontaxable interest income                                        (573)             (514)             (459)
Other                                                                        (34)               43                24
                                                                         -------           -------           -------
                             PROVISION FOR FEDERAL INCOME TAXES          $ 2,205           $ 2,084           $ 2,043
                                                                         =======           =======           =======

The income tax effects on realized securities gains or (losses) were $(3) in 2001, $(1) in 2000, and $4 in 1999.

NOTE G - BENEFIT PLANS

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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                                    2001             2000              1999
                                                                  -------           -------           -------
Change in projected benefit obligation
  Benefit obligation January 1                                    $ 5,130           $ 4,839           $ 4,952
     Service cost                                                     271               188               189
     Interest cost                                                    384               352               337
     Actuarial (gain) loss                                            305               (34)             (419)
     Benefits paid                                                   (220)             (215)             (220)
                                                                  -------           -------           -------
            BENEFIT OBLIGATION, DECEMBER 31                       $ 5,870           $ 5,130           $ 4,839
                                                                  =======           =======           =======

Change in plan assets
  Fair value of plan assets, January 1                            $ 5,446           $ 5,230           $ 4,590
     Investment return (loss)                                        (439)             (112)              436
     Corporation contribution                                         472               543               424
     Benefits paid                                                   (220)             (215)             (220)
                                                                  -------           -------           -------
            FAIR VALUE OF PLAN ASSETS, DECEMBER 31                $ 5,259           $ 5,446           $ 5,230
                                                                  =======           =======           =======

Reconciliation of funded status
  Funded status                                                   $  (611)          $   316           $   390
  Unrecognized net transition asset                                   (44)              (66)              (88)
  Unrecognized prior service cost                                     125               143               161
  Unrecognized net loss from experience
     different than that assumed and
     effects of changes in assumptions                              2,409             1,268               766
                                                                  -------           -------           -------
            PREPAID PENSION COST                                  $ 1,879           $ 1,661           $ 1,229
                                                                  =======           =======           =======

Net pension expense consists of the following components for the year ended December 31:

                                                                          2001                     2000                      1999
                                                                          ----                     ----                      ----
         Service cost on benefits earned for
              services rendered during the year                           $271                     $188                      $189
         Interest cost on projected benefit
            obligation                                                     384                      352                       337
         Expected return on plan assets                                   (445)                    (436)                     (381)
         Amortization of unrecognized transition asset                      48                      (22)                      (23)
         Amortization of unrecognized prior service cost                    18                       18                        18
         Amortization of unrecognized actuarial net loss                   (22)                      12                        48
                                                                          ----                     ----                      ----
                                     NET PENSION EXPENSE                  $254                     $112                      $188
                                                                          ====                     ====                      ====

Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost are as follows:

                                                                          2001                    2000                      1999
                                                                          ----                    ----                      ----
Weighted average discount rate                                            7.50%                    7.50%                     7.50%
Rate of increase in future  compensation                                  4.50%                    4.50%                     4.50%
Expected long-term rate of return                                         8.00%                    8.00%                     8.00%

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and death benefits to each participant. Insurance policies, designed primarily to fund death benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2001, 2000, and 1999 were $84, $20, and $37, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the Plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the Plans for 2001, 2000, and 1999 was $146, $200, and $195, respectively. Total shares outstanding related to the ESOP at December 31, 2001 and 2000 were 152,107 and 152,958 respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE H - DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits were as follows:


                            YEAR             AMOUNT
                            ----             ------
                            2002           $142,502
                            2003             34,162
                            2004             19,952
                            2005             28,412
                            2006             15,406
                      Thereafter                  7

NOTE I - BORROWED FUNDS

Borrowed funds at December 31, 2001 consists of the following obligations:

                                                                 2001                     2000
                                                                 ----                     ----
Federal Home Loan Bank advances                                 $11,381                  $6,400
Securities sold under agreement to repurchase                       251                      44
                                                                -------                  ------
                                                                $11,632                  $6,444
                                                                =======                  ======

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1 to 4 family and U.S. Treasury and government agency securities equal to at least 160% of outstanding advances. Advances are also secured by FHLB stock owned by the Banks.

Securities sold under agreement to repurchase, which are classified as secured borrowing, generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $1,030 and $1,016 at December 31, 2001 and 2000, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

The maturity and weighted average interest rates of FHLB advances at December 31 follow:

                                                                             2001
                                                                             ----
                                                                 AMOUNT                  RATE
                                                                 ------                  ----
         Fixed rate advance due 2004                            $ 1,000                 5.05%
         Two year putable advance due 2006                        5,000                 5.08
         Fixed rate advance due 2010                              2,381                 6.62
         One year putable advance due 2010                        3,000                 4.98
                                                               --------                 -----
                                   TOTAL ADVANCES               $11,381                 5.26%
                                                                =======                 =====

                                                                              2000
                                                                              ----
                                                                 AMOUNT                  RATE
                                                                 ------                  ----
         One year fixed rate advance due 2001                    $1,000                 6.75%
         One year putable advance due 2010                        3,000                 4.98
         Fixed rate advance due 2010                              2,400                 6.62
                                                                 ------                 -----
                                   TOTAL ADVANCES                $6,400                 5.88%
                                                                 ======                 =====

NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

Commitments to extend credit, which totalled $44,039 at December 31, 2001, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2001, the Corporation had a total of $442 in outstanding standby letters of credit.

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

NOTE K - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 2001.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Corporation's requirement was approximately $8,709 at December 31, 2001, and $8,334 at December 31, 2000.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary banks to the Corporation. At December 31, 2001, substantially all of the subsidiary banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year's retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2002, the amount available for dividends without regulatory approval was approximately $1,805.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $30 per year of claims made by a covered individual with a maximum of $839. Claims in excess of these amounts are insured through an "excess loss" policy up to $1,000. Medical claims are subject to a lifetime maximum of $2,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,063 in 2001, $634 in 2000 and $565 in 1999.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issuance under these plans are 155,000 with 54,465 shares unissued at December 31, 2001. During 2001, 2000 and 1999, 37,434
shares were issued for $971, 23,304 shares were issued for $492, and 25,066 shares were issued for $548, respectively, in cash pursuant to these plans.

The subsidiary Banks of the Corporation have obtained approval to borrow up to $30,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were deposit customers of the Banks. Total deposits of these customers aggregate approximately $4,881 and $3,742 at December 31, 2001 and December 31, 2000, respectively.

NOTE L - OPERATING SEGMENTS

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

                                                                                                     All Others
                                                    Isabella Bank               Farmers              (Including
                                                     and Trust                 State Bank              Parent)      Total
                                                   --------------              ----------            ----------  ----------
2001
  Total assets                                           $469,408                $116,903            $5,832        $592,143
  Interest income                                          31,718                   8,987                93          40,798
  Net interest income                                      16,292                   5,003               243          21,538
  Provision for loan losses                                   500                     270               ---             770
  Net income                                                4,824                   1,269               (27)          6,066

2000
  Total assets                                           $430,060                $106,699            $4,138        $540,897
  Interest income                                          29,554                   9,135                65          38,754
  Net interest income                                      15,002                   5,199               151          20,352
  Provision for loan losses                                   265                     300               ---             565
  Net income (loss)                                         4,223                   1,439              (231)          5,431

1999
  Total assets                                           $400,366                $101,579            $1,651        $503,596
  Interest income                                          27,417                   7,944                84          35,445
  Net interest income                                      14,473                   4,615               136          19,224
  Provision for loan losses                                   309                     200               ---             509
  Net income                                                3,988                   1,194                62           5,244

NOTE M - REGULATORY CAPITAL MATTERS

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

Measurements established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notifications from the Federal Reserve Bank categorized the Banks as well capitalized. To be categorized as well capitalized, a bank must maintain total risk based capital, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the notifications that management believes has changed the Banks' category.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                                                     Minimum
                                                                                                              To Be Well Capitalized
                                                                                     Minimum Capital         Under Prompt Corrective
                                                             Actual                   Requirements              Action Provisions
                                                             ------                   ------------              -----------------
                                                      Amount       Ratio         Amount           Ratio       Amount         Ratio
                                                      ------       -----         ------           -----       ------         -----
AS OF DECEMBER 31, 2001
  Total capital to risk weighted assets
      Isabella Bank and Trust                         $37,154       12.5%        $23,867           8.0%      $29,834          10.0%
      Farmers State Bank of Breckenridge               12,294       14.9           6,593           8.0         8,241          10.0
      Consolidated                                     58,065       15.1          30,831           8.0           N/A            NA
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                          33,425       11.2          11,933           4.0        17,900           6.0
      Farmers State Bank of Breckenridge               11,255       13.7           3,296           4.0         4,945           6.0
      Consolidated                                     53,240       13.8          15,415           4.0           N/A           N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                          33,425        7.4          17,979           4.0        22,474           5.0
      Farmers State Bank of Breckenridge               11,255       10.3           4,371           4.0         5,464           5.0
      Consolidated                                     53,240        9.4          22,553           4.0           N/A           N/A

AS OF DECEMBER 31, 2000
  Total capital to risk weighted assets
      Isabella Bank and Trust                         $33,974       12.2%        $22,364           8.0%      $27,955          10.0%
      Farmers State Bank of Breckenridge               11,525       14.8           6,230           8.0         7,788          10.0
      Consolidated                                     52,985       14.7          28,859           8.0           N/A           N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                          30,479       10.9          11,182           4.0        16,773           6.0
      Farmers State Bank of Breckenridge               10,544       13.5           3,115           4.0         4,673           6.0
      Consolidated                                     48,468       13.4          14,430           4.0           N/A           N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                          30,479        7.5          16,201           4.0        20,251           5.0
      Farmers State Bank of Breckenridge               10,544       10.2           4,118           4.0         5,147           5.0
      Consolidated                                     48,468        9.1          21,228           4.0           N/A           N/A

NOTE N - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                                                  December 31
                                                                         2001                     2000
                                                                         ----                     ----
ASSETS
  Cash on deposit at subsidiary Banks                                  $ 5,861                  $ 4,279
  Securities available for sale                                            588                      653
  Investments in subsidiaries                                           51,912                   47,834
  Premises and equipment                                                   113                       93
  Other assets                                                           1,157                      521
                                                                      --------                 --------
                                                TOTAL ASSETS           $59,631                  $53,380
                                                                       =======                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                                                    $ 2,803                  $ 1,450
  Shareholders' equity                                                  56,828                   51,930
                                                                       -------                  -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $59,631                  $53,380
                                                                       =======                  =======

CONDENSED STATEMENTS OF INCOME

                                                                                          Year Ended December 31
                                                                          2001                      2000                     1999
                                                                          ----                      ----                     ----
Income
  Dividends from subsidiaries                                           $3,115                    $4,700                   $3,255
  Interest income                                                          154                       105                       82
  Management fee and other                                                 245                         6                        6
                                                                        ------                    ------                   ------
                                                TOTAL INCOME             3,514                     4,811                    3,343
Expenses                                                                   680                       563                      203
                                                                        ------                    ------                   ------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                               2,834                     4,248                    3,140
  Federal income tax benefit                                               103                       166                       56
                                                                        ------                    ------                   ------
                                                                         2,937                     4,414                    3,196
Undistributed earnings of subsidiaries                                   3,129                     1,017                    2,048
                                                                        ------                    ------                   ------
                                                  NET INCOME            $6,066                    $5,431                   $5,244
                                                                        ======                    ======                   ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31
                                                                          2001                      2000                     1999
                                                                          ----                      ----                     ----
OPERATING ACTIVITIES
 Net income                                                            $ 6,066                   $ 5,431                  $ 5,244
   Adjustments to reconcile net income
     to cash provided by operations
       Undistributed earnings of subsidiaries                           (3,129)                   (1,017)                  (2,048)
       Net amortization of securities                                        1                         3                       11
       Decrease (increase) in interest receivable                            1                        20                      (21)
       (Increase) decrease in other assets                                (240)                        3                       19
       Increase in accrued expenses                                      1,353                     1,440                        1
       Provision for depreciation                                           19                        19                       21
       Deferred income tax benefit                                        (401)                     (512)                     ---
                                                                       -------                   -------                  -------
                             NET CASH PROVIDED BY OPERATIONS             3,670                     5,387                    3,227

 INVESTING ACTIVITIES
  Proceeds from the maturities of investments
     available for sale                                                     75                       867                      650
  Purchases of investment securities available for sale                    ---                       ---                   (1,678)
  Investment in subsidiaries                                               ---                    (2,924)                    (550)
  Purchases of equipment and premises                                      (39)                      (19)                      --
                                                                       -------                   -------                  -------
         NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                36                    (2,076)                  (1,578)

FINANCING ACTIVITIES
  Cash dividends                                                        (2,327)                   (2,198)                  (1,930)
  Issuance of common stock                                                 971                       492                    1,648
  Repurchase of common stock                                              (768)                      ---                      ---
                                                                       -------                   -------                  -------
                       NET CASH USED IN FINANCING ACTIVITIES            (2,124)                   (1,706)                    (282)
                                                                       -------                   -------                  -------
                       INCREASE IN CASH AND CASH EQUIVALENTS             1,582                     1,605                    1,367
Cash and cash equivalents at beginning of year                           4,279                     2,674                    1,307
                                                                       -------                   -------                  -------
                       CASH AND CASH EQUIVALENTS AT YEAR END           $ 5,861                   $ 4,279                  $ 2,674
                                                                       =======                   =======                  =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None
                                    PART III

Part III incorporated by reference from the Corporation's Definitive Proxy Statement pursuant to instruction G(3). The Corporation will file with the SEC a definitive Proxy Statement pursuant to Schedule 14A involving the election of directors no later than 120 days after the close of the calendar year (April 30, 2002).

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

        3. Exhibits:

               3(a)  Amended Articles of Incorporation*
               3(b)  Amendment to the Articles of Incorporation***
               3(c)  Amendment to the Articles of Incorporation*****
               3(d)  Amendment to the Articles of Incorporation*****
               3(e)  Amended Bylaws*
               3(f)  Amendment to the Bylaws**
               3(g)  Amendment to the Bylaws***
               3(h)  Amendment to the Bylaws******
               3(i)  Amendment to the Bylaws
               10(a) Isabella Bank & Trust Executive Supplemental Income
                     Agreement***(1)
               10(b) Isabella Bank & Trust Deferred Compensation Plan****(1) 10(c) IBT Bancorp, Inc. and Related Companies Deferred
                     Compensation Plan for Directors
                     (1)******
               10(d) Isabella Bank and Trust Death Benefit Only Agreement (1)
               21    Subsidiaries of the Registrant

       23 Consent of Rehmann Robson, P.C., Independent Certified Public Accountants

       (a) Form 8-K was filed on December 7, 2001. The form was filed to announce the retirement of David W. Hole as President and CEO of IBT Bancorp and Isabella Bank and Trust. Dennis P. Angner was named President and CEO of IBT Bancorp and Richard J. Barz was named President and CEO of Isabella Bank and Trust.

       (b)  The index to exhibits is on page 56 of this report.

       (c)  There are no financial statement schedules filed with this report.

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

*** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

**** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein.

***** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein.

****** Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated
       March 27, 2001, and incorporated herein.

(1)    Management's Contract or Compensatory Plan or Arrangement.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by: /s/ Dennis P. Angner                     Date:  March 25, 2002
    -------------------------------------          ------------------
    Dennis P. Angner
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                                         Capacity                            Date
    ----------                                         --------                            ----
/s/ L. A. Johns                                      Chairman of the Board              March 25, 2002
-----------------------------------------            and Director
L. A. Johns



/s/ Dennis P. Angner                                 President and Chief                March 25, 2002
-----------------------------------------            Executive Officer
Dennis P. Angner                                     (Principal Executive
                                                     and Principal Financial
                                                     Officer) and Director



/s/ Frederick L. Bradford                            Director                           March 25, 2002
-----------------------------------------
Frederick L. Bradford



/s/ Gerald D. Cassel                                 Director                           March 25, 2002
-----------------------------------------
Gerald D. Cassel

    Signatures                                         Capacity                            Date
    ----------                                         --------                            ----
/s/ James C. Fabiano                                 Director                           March 25, 2002
-----------------------------------------
James C. Fabiano


/s/ Ronald E. Schumacher                             Director                           March 25, 2002
-----------------------------------------
Ronald E. Schumacher

/s/ Dean Walldorff                                   Director                           March 25, 2002
-----------------------------------------
Dean Walldorff

/s/ David W. Hole                                    Director                           March 25, 2002
-----------------------------------------
David W. Hole

/s/ Herbert C. Wybenga                               Vice President and                 March 25, 2002
-----------------------------------------            Director
Herbert C. Wybenga

/s/ Dale Weburg                                      Director                           March 25, 2002
-----------------------------------------
Dale Weburg

IBT Bancorp
FORM 10-K


Index to Exhibits

Exhibit                                                               Form 10-K
Number    Exhibit                                                    Page Number
------    -------                                                    -----------
3(i)      Amendment to the Bylaws                                        60

10(d)     Isabella Bank and Trust Death Benefit Only Agreement           62

21        Subsidiaries of the Registrant                                 68

23        Consent of Rehmann Robson P.C.                                 69
          Independent Certified Public Accountants