Form 10-Q
period 2002-03-31
IBT BANCORP INC /MI/
filed 2002-05-02
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2002
                               --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number:                          0-18415
                        --------------------------------------------------------
                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                                      38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        identification No.)

          200 East Broadway                                   48858
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

            Common Stock no par value, 4,287,483 as of April 15, 2002
           ----------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                                 Page Numbers
                  Item 1   Consolidated Financial Statements                       3-8

                  Item 2   Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations                              9-15

                  Item 3   Quantitative and Qualitative                             18
                           Disclosures About Market Risk

Part II  Other Information

                  Item 6   Exhibits and Reports on Form 8-K                         19

                           Signature                                                20

                         ITEM I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)                                                                 March 31        December 31
                                                                                 2002             2001
                                                                                 ----             ----
                                                                              (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                      $  21,002        $  22,562
  Federal funds sold                                                              39,300           32,900
                                                                               ---------        ---------
                        TOTAL CASH AND CASH EQUIVALENTS                           60,302           55,462

  Investment securities
     Securities available for sale  (Amortized cost of
       $132,499 in 2002 and $100,969 in 2001)                                    133,431          102,518
     Securities held to maturity (Fair value --
       $2,845 in 2002 and $3,526 in 2001)                                          2,781            3,454
                                                                               ---------        ---------
                            TOTAL INVESTMENT SECURITIES                          136,212          105,972

  Loans
     Agricultural                                                                 46,143           48,523
     Commercial                                                                  127,789          128,098
     Residential real estate mortgage                                            155,629          167,976
     Installment                                                                  51,733           53,267
                                                                               ---------        ---------
                                            TOTAL LOANS                          381,324          397,864
  Less allowance for loan losses                                                   5,595            5,471
                                                                               ---------        ---------
                                              NET LOANS                          375,729          392,393
  Other assets                                                                    39,868           38,316
                                                                               ---------        ---------
                                           TOTAL ASSETS                        $ 612,111        $ 592,143
                                                                               =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                       $  54,495        $  62,020
     NOW accounts                                                                 90,948           86,676
     Certificates of deposit and other savings                                   321,761          308,120
     Certificates of deposit over $100,000                                        67,718           59,425
                                                                               ---------        ---------
                                         TOTAL DEPOSITS                          534,922          516,241
  Other borrowed funds                                                            12,446           11,632
  Accrued interest and other liabilities                                           6,829            7,442
                                                                              ----------        ---------
                                      TOTAL LIABILITIES                          554,197          535,315

  Shareholders' Equity
     Common stock -- no par value
       10,000,000 shares authorized; outstanding--
       4,287,483 in 2002 (3,884,985 in 2001)                                      44,160           31,017
     Retained earnings                                                            13,139           24,788
     Accumulated other comprehensive income                                          615            1,023
                                                                               ---------        ---------
                             TOTAL SHAREHOLDERS' EQUITY                           57,914           56,828
                                                                               ---------        ---------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $ 612,111        $ 592,143
                                                                               =========        =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                                                  Three Months Ended
                                                                                        March 31
                                                                                ------------------------
                                                                                  2002             2001
                                                                                  ----             ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                               3,884,985        3,871,552
  Stock dividend                                                                 388,757              ---
  Issuance of common stock                                                        13,741            6,538
                                                                              ----------       ----------
                                               BALANCE END OF PERIOD           4,287,483        3,878,090
                                                                              ==========       ==========

COMMON STOCK
  Balance at beginning of period                                              $   31,017       $   30,814
  Stock dividend                                                                  12,829              ---
  Issuance of common stock                                                           314               84
                                                                              ----------       ----------
                                               BALANCE END OF PERIOD              44,160           30,898

RETAINED EARNINGS
  Balance at beginning of period                                                  24,788           21,049
  Net income                                                                       1,614            1,388
  Stock dividend                                                                 (12,829)             ---
  Cash dividends ($0.10 per share in 2002 and $0.09 in 2001)                        (434)            (387)
                                                                              ----------       ----------
                                               BALANCE END OF PERIOD              13,139           22,050


ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                   1,023               67
  Unrealized (losses) gains on securities available for sale,
    net of income taxes and reclassification adjustment                             (408)             616
                                                                              ----------       ----------
                                               BALANCE END OF PERIOD                 615              683

                                                                              ----------       ----------
                             TOTAL SHAREHOLDERS EQUITY END OF PERIOD          $   57,914       $   53,631
                                                                              ==========       ==========



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                                                  Three Months Ended
                                                                                     March 31
                                                                               --------------------
                                                                                  2002         2001
                                                                                  ----         ----
INTEREST INCOME
  Loans                                                                         $7,943      $ 8,854
  Investment securities
    Taxable                                                                        945          743
    Nontaxable                                                                     407          412
    Federal funds sold                                                             172          199
                                                                               -------     --------
                                            TOTAL INTEREST INCOME                9,467       10,208
INTEREST EXPENSE
    Deposits                                                                     3,896        4,921
    Borrowed funds and other                                                       175          120
                                                                               -------     --------
                                           TOTAL INTEREST EXPENSE                4,071        5,041
                                                                               -------     --------
                                              NET INTEREST INCOME                5,396        5,167
Provision for loan losses                                                          188          162
                                                                               -------     --------

              NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                5,208        5,005

NONINTEREST INCOME
  Trust fees                                                                       129          140
  Service charges on deposit accounts                                               69           74
  Other service charges and fees                                                   509          441
  Gain on sale of mortgage loans                                                   258           95
  Title insurance revenue                                                          346          294
  Other                                                                            257          142
                                                                               -------     --------
                                         TOTAL NONINTEREST INCOME                1,568        1,186

NONINTEREST EXPENSES
  Salaries, wages and employee benefits                                          2,667        2,315
  Occupancy                                                                        328          298
  Furniture and equipment                                                          524          485
  Amortization of acquisition intangibles and goodwill                              23          137
  Other                                                                          1,076        1,045
                                                                               -------     --------
                                       TOTAL NONINTEREST EXPENSES                4,618        4,280

                               INCOME BEFORE FEDERAL INCOME TAXES                2,158        1,911
Federal income taxes                                                               544          523
                                                                               -------     --------
                                                       NET INCOME               $1,614      $ 1,388
                                                                               =======     ========

Basic net income per share                                                      $ 0.38      $  0.33
                                                                               =======     ========

Cash dividends per share                                                        $ 0.10      $  0.09
                                                                               =======     ========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(dollars in thousands)                                                          Three Months Ended
                                                                                     March 31
                                                                              ----------------------
                                                                                 2002        2001
                                                                                 ----        ----

NET INCOME                                                                      $1,614       $1,388
  Other comprehensive (loss) income before income taxes
     Unrealized holding (losses) gains arising during period                      (618)         933
     Income tax (benefit) expense related to comprehensive income                 (210)         317
                                                                               -------      -------

OTHER COMPREHENSIVE (LOSS) INCOME                                                 (408)         616
                                                                               -------      -------
                                             COMPREHENSIVE INCOME               $1,206       $2,004
                                                                               =======      =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                                   Three Months Ended
                                                                                     March 31
                                                                                 2002          2001
                                                                                 ----          ----
OPERATING ACTIVITIES
  Net income                                                                  $  1,614     $  1,388
  Adjustments to reconcile net income to cash provided
    by (used in) operations:
      Provision for loan losses                                                    188          162
      Provision for depreciation                                                   336          288
      Net amortization of securities                                               193           44
      Increase in cash value of life insurance                                    (115)         ---
      Amortization of intangibles                                                   23          137
      Gain on sales of mortgage loans                                             (258)         (95)
      Proceeds from sales of mortgage loans                                     35,211       13,775
      Mortgage loans originated for sale                                       (33,276)     (15,958)
      (Increase) decrease in interest receivable                                   (42)         147
      Increase in other assets                                                    (492)        (191)
      (Decrease) increase in accrued interest and
        other expenses                                                            (613)         174
                                                                              --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              2,769         (129)

INVESTING ACTIVITIES
  Activity in available for sale securities
     Maturities, calls, and sales                                               10,726       11,052
     Purchases                                                                 (42,531)      (2,488)
  Activity in held to maturity securities
     Maturities, calls, and sales                                                  754          555
  Net decrease in loans                                                         14,799        2,323
  Purchases of equipment and premises                                           (1,052)      (1,181)
                                                                              --------     --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (17,304)      10,261

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                  (7,525)      (7,871)
  Net increase in interest bearing deposits                                     26,206        8,501
  Net increase in federal funds borrowed                                           814        3,995
  Cash dividends                                                                  (434)        (387)
  Proceeds from issuance of common stock                                           314           84
                                                                              --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       19,375        4,322
                                                                              --------     --------

INCREASE IN CASH AND CASH EQUIVALENTS                                            4,840       14,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                55,462       28,425
                                                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 60,302     $ 42,879
                                                                              ========     ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2001.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted number of common shares outstanding, as adjusted for the 10% stock dividend paid February 28, 2002, were 4,277,809 as of March 31, 2002, and 4,258,713 as of March 31, 2001. The
Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the reporting standards for the acquisition of intangible assets except for business combinations and for goodwill and other intangible assets subsequent to their acquisition. This Statement requires that goodwill be separately disclosed from other intangible assets on the balance sheet and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually. The adoption of Statement No. 142 resulted in the reduction of goodwill amortization of $114,000 or $0.02 per share during the three months ended March 31, 2002.

         As required by the Statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Corporation's analysis, no reclassifications were required as of March 31, 2002. Included in other assets on the accompanying consolidated balance sheets are the following amounts:

                                                               March 31                      December 31
                                                                2002                            2001
                                                               --------                      -----------
         Goodwill                                                $2,036                         $2,036
         Core deposit intangibles                                   468                            492
                                                               --------                        -------
                                                                 $2,504                         $2,528
                                                               ========                        =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2001 annual report and with the unaudited consolidated financial statements and notes, as set forth on pages 3 through 8 of this report.

                   THREE MONTHS ENDING MARCH 31, 2002 AND 2001

RESULTS OF OPERATIONS

         Net income equaled $1.61 million for the three month period ended March 31, 2002, compared to $1.39 million for the same period in 2001. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.07% for the first three months of 2002 and 1.02% for 2001. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.31% through March 31, 2002 versus 10.50% for the same period in 2001.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                                                   March 31
                                                                          -------------------------
                                                                          2002                 2001
                                                                          ----                 ----
         INCOME STATEMENT DATA
            Net interest income                                          $5,396              $5,167
            Provision for loan losses                                       188                 162

            Net income                                                    1,614               1,388

         PER SHARE DATA
            Net income                                                   $ 0.38              $ 0.33
            Cash dividends                                                 0.10                0.09

         RATIOS
            Average primary capital to average assets                     10.31%              10.57%

            Net income to average assets                                   1.07                1.02
            Net income to average equity                                  11.31               10.50

NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $397,000 in 2002 versus $299,000 in 2001. For analytical purposes in Tables 1 and 2, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

IBT BANCORP, INC.
TABLE 1:  AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

(Dollars in Thousands)

         The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding, and Federal Reserve and Federal Home Loan Bank restricted stock is included in other.


                                                                            Three Months Ending
                                                    March 31, 2002                                    March 31, 2001
                                                          Tax        Average                                Tax        Average
                                           Average     Equivalent     Yield/               Average       Equivalent     Yield/
                                           Balance      Interest       Rate                Balance        Interest       Rate
                                           -------      --------       ----                -------        --------       ----
INTEREST EARNING ASSETS
  Loans                                   $ 387,798       7,948        8.20%               $ 403,204       $  8,862       8.79%
  Taxable investment securities              75,278         907        4.82                   47,821            699       5.85
  Nontaxable investment securities           39,843         617        6.19                   33,651            624       7.42
  Federal funds sold                         41,887         172        1.64                   14,689            199       5.42
  Other investments                           2,696          38        5.64                    2,361             44       7.45
                                          ---------      ------       -----                ---------       --------       ----
               Total Earning Assets         547,502       9,682        7.07                  501,726         10,428       8.31

NONEARNING ASSETS
  Allowance for loan losses                  (5,527)                                          (5,205)
  Cash and due from banks                    22,208                                           20,616
  Premises and equipment                     14,987                                           11,519
  Accrued income and other assets            22,541                                           15,467
                                          ---------                                        ---------
                      TOTAL ASSETS        $ 601,711                                        $ 544,123
                                          =========                                        =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits        $  91,488         379        1.66                $  79,747            603       3.02
  Savings deposits                          135,102         622        1.84                  119,660            930       3.11
  Time deposits                             243,224       2,895        4.76                  223,950          3,388       6.05
  Borrowed funds                             12,245         175        5.72                    8,848            120       5.43
                                          ---------      ------       -----                ---------       --------       ----
     Total Interest Bearing Liabilities     482,059       4,071        3.38                  432,205          5,041       4.67

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                            55,560                                           53,109
  Other                                       7,002                                            5,937
  Shareholders' equity                       57,090                                           52,872
                                          ---------                                        ---------
TOTAL LIABILITIES AND EQUITY              $ 601,711                                        $ 544,123
                                          =========                                        =========
NET INTEREST INCOME (FTE)                                $5,611                                            $  5,387
                                                         ======                                            ========
NET YIELD ON INTEREST EARNING ASSETS (FTE)                             4.10%                                              4.29%
                                                                      =====                                               ====

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

                                                                         Quarter Ended March 31, 2002
                                                                                  Compared to
                                                                                 March 31, 2001
                                                                          Increase (Decrease) Due to
                                                                    ---------------------------------------
                                                                       Volume         Rate           Net
                                                                       ------         ----           ---
CHANGES IN INTEREST INCOME
    Loans                                                              $ (330)       $ (584)        $(914)

    Taxable investment securities                                         347          (139)          208
    Nontaxable investment securities                                      105          (112)           (7)
    Federal funds sold                                                    182          (209)          (27)
    Other investments                                                       6           (12)           (6)
                                                                       ------        ------         -----
         Total changes in interest income                                 310        (1,056)         (746)
         Total changes in interest expense                                509        (1,479)         (970)
                                                                       ------        ------         -----
            Net Change in Interest Margin (FTE)                        $ (199)       $  423         $ 224
                                                                       ======        ======         =====

IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                                            Year to Date
                                                                              March 31
                                                                      -----------------------
                                                                       2002              2001
                                                                       ----              ----
   Summary of changes in allowance
      Allowance for loan losses - January 1                           $ 5,471          $ 5,162
         Loans charged off                                               (171)            (121)
         Recoveries of charged off loans                                  107               63
                                                                      -------          -------
         Net loans charged off                                            (64)             (58)
         Provision charged to operations                                  188              162
                                                                      -------          -------
      Allowance for loan losses - March 31                            $ 5,595          $ 5,266
                                                                      =======          =======

   Allowance for loan losses as a % of loans                             1.47%            1.30%
                                                                      =======          =======

NONPERFORMING LOANS

(Dollars in thousands)

                                                                              March 31
                                                                      -----------------------
                                                                       2002              2001
                                                                       ----              ----

   Total amount of loans outstanding for
      the period                                                     $381,324          $403,576
                                                                     ========          ========

   Nonaccrual loans                                                  $  1,446          $  1,153
   Accruing loans past due 90 days or more                              1,662             1,129
   Restructured loans                                                     ---               ---
                                                                     --------          --------
                                    Total                            $  3,108          $  2,282
                                                                     ========          ========

   Loans classified as nonperforming as a
      % of outstanding loans                                             0.82%             0.57%
                                                                     ========          ========

      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ending March 31, 2002 to the same period in 2001, fully taxable equivalent (FTE) net interest income increased $224,000 or 4.2%. An increase of 9.1% in average interest earning assets provided $310,000 of FTE interest income. The majority of this growth was funded by an 11.5% increase in interest bearing liabilities resulting in $509,000 of additional interest expense. Overall, changes in volume resulted in a $199,000 decrease in FTE interest income. The average FTE interest rate earned on assets declined by 1.24%, decreasing the amount of interest earned by $1.06 million. The average rate paid on deposits decreased 1.29%, decreasing interest expense by $1.48 million. The net change related to interest rate earned and paid was a $423,000 increase in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.10% during 2002 versus 4.29% in 2001. The 0.19% decrease in the FTE interest margin was primarily a result of a significant change in the mix of assets and funding sources. Average loans outstanding declined from 80.4% of average earning assets in the first quarter of 2001 to 70.8% in 2002. The change in asset mix from higher yielding loans to other investments resulted in the loss of approximately $500,000 in FTE interest income. The decline in loans as a percent of total earnings assets was due to the rewriting of three and five year residential balloon mortgages held by the Corporation's subsidiary banks into fixed rate 15 and 30 year mortgages, which were sold on the secondary market. The Corporation earns a gain on sale and other ancillary fee income as a result of the sale which has, to date, offset the loss of interest income.

      Another significant factor in the decline in interest margins is the decrease in general interest rate levels. As an example, the Corporation earned 1.64% on the average $41.9 million on Federal Funds Sold while paying an average of 1.76% on interest bearing saving and demand deposits. The Corporation's results from operations may be adversely impacted if there is a significant decline in mortgage loan activity.

      Additionally, the Corporation's increasing reliance on higher cost deposits such as Certificates of Deposit and Money Markets to fund asset growth continues to adversely impact the Corporation's net interest yields. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 61% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 2002 to March 31, 2001, total loans outstanding decreased 4.2%. The provision for loan losses increased $26,000 to $188,000 in the first quarter of 2002 when compared to 2001. The increase in the provision of loan losses resulted from an increase in nonperforming loans of 36.2% and increased uncertainty about economic performance over the coming months. As set forth in Table 3, loans classified as nonperforming were $3.1 million as of March 31, 2002, an $826,000 increase over the prior year. The allowance for loan losses as a percentage of loans equaled 1.47% compared to 1.30% in 2001. In management's opinion, the allowance for loan losses is adequate as of March 31, 2002.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and gains and losses on investment securities available for sale. Income earned from these sources increased $382,000 during the three month period ending March 31, 2002, compared to the same period in 2001. Significant individual account changes during this period include a $52,000 increase in income from the sale of title insurance and related services, a $163,000 increase in gains on the sale of residential real estate mortgage loans, and a $115,000 increase in income earned on the cash value of corporate owned life insurance. Included in other assets is $9.2 million in cash value of corporate owned life insurance policies. These policies earned an average rate of 5.11% and, due to their preferential tax treatment, have a taxable equivalent rate of 7.75%. These policies are placed with four different insurance companies with an S & P rating of AA+ or better.

      The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $258,000 gain from the sale of $35.2 million in mortgages during the first quarter of 2002 versus an $95,000 gain on the sale of $13.7 million in the same period in 2001.

NONINTEREST EXPENSE

      Noninterest expense increased $338,000 for the first three months of 2002 when compared to the same period in 2001. The largest component of noninterest expense is salaries and employee benefits, which increased $352,000 or 15.2%. The increase is due to additional staffing and normal merit and promotional salary increases, and approximately a 34% increase in benefits due to medical and pension plan expenses.

   Occupancy and furniture and equipment expenses increased $69,000 or 8.8% in 2002. The majority of this increase is a result of increases in equipment and building depreciation and service contract expenses. Amortization of acquisition intangibles and goodwill declined by $114,000 due to the adoption of Statement No. 142 (for additional information, see page 8, Note 3). All other operating expenses increased $31,000 or 3.0%. The majority of this increase is related to legal expenses and marketing costs.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 2001, total assets increased $20.0 million to $612.1 million. During the first quarter of 2002, major changes in asset mix included a $1.6 million decrease in cash, a $6.4 million increase in fed funds sold, a $30.2 million increase in investment securities, and a $16.7 million decrease in net loans. Deposits during this period increased $18.7 million. Interest bearing deposits increased $26.2 million and noninterest bearing deposits decreased $7.5 million, borrowed funds increased $814,000, and shareholders' equity increased $1.1 million.

LIQUIDITY

      Liquidity management is designed to ensure adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

      As of March 31, 2002, cash and cash equivalents as a percentage of total assets equaled 9.9%, versus 9.4% as of December 31, 2001. During the first three months of 2002, cash provided by operating activities was $2.8 million, investing activities used $17.3 million, and financing activity provided $19.3 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $4.8 million increase in cash and cash equivalents during the first three months of 2002.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $133.4 million as of March 31, 2002 and $102.5 million as of December 31, 2001. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income, and increased approximately $1.1 million since December 31, 2001.

      There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 9.9% at March 31, 2002.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2002:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                        IBT Bancorp
                                                                      Actual
                                            Required                 03/31/02
                                          ------------             ------------
         Equity Capital                      4.00%                     14.39%
         Secondary Capital*                  4.00                       1.25
                                             ----                      -----
         Total Capital                       8.00%                     15.64%
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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2002. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                  March 31, 2002                                         Fair Value
                                             ---------------------------------------------------------------------------------------
                                             2003      2004        2005        2006      2007    Thereafter    Total      03/31/02
                                          ------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets           $ 39,300       ---         ---         ---       ---        ---     $ 39,300     $ 39,300
    Average interest rates                    1.75%      ---         ---         ---       ---        ---         1.75%
  Fixed interest rate securities          $ 24,186   $24,289     $37,166     $10,028   $ 7,028   $ 33,515     $136,212     $136,276
    Average interest rates                     ---       ---         ---         ---       ---        ---          ---
  Fixed interest rate loans               $ 97,286   $73,516     $95,513     $22,269   $28,093   $ 15,161     $331,838     $333,115
    Average interest rates                    7.85%     8.42%       8.10%       8.41%     8.26%      7.59%        8.11%
  Variable interest rate loans            $ 35,352   $ 5,883     $ 3,876     $ 2,176   $ 1,679   $    520     $ 49,486     $ 49,486
    Average interest rates                    7.43%     7.40%       6.32%       6.14%     6.01%      6.53%        7.23%

Rate sensitive liabilities
  Federal funds purchased                 $  1,065   $ 1,000         ---         ---   $ 5,000   $  5,381     $ 12,446     $ 12,576
     Average interest rates                   0.94%     5.05%        ---         ---      5.08%      5.72%        5.00%
  Savings and NOW accounts                $134,291   $21,233     $17,273     $14,003   $12,944   $ 32,238     $231,982     $231,982
    Average interest rates                    1.47%     1.65%       1.57%       2.32%     1.27%      1.19%        1.50%
  Fixed interest rate time deposits       $148,225   $34,232     $18,263     $30,523   $15,840   $     27     $247,110     $248,659
    Average interest rates                    5.23%     5.85%       5.95%       5.97%     6.56%       ---         5.55%
  Variable interest rate time deposits    $    998   $   337         ---         ---       ---        ---     $  1,335     $  1,335
    Average interest rates                    4.09%     4.09%        ---         ---       ---        ---         4.09%



Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                  March 31, 2001                                         Fair Value
                                             ---------------------------------------------------------------------------------------
                                             2002      2003        2004        2005      2006    Thereafter    Total      03/31/01
                                          ------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets           $ 22,600       ---         ---         ---       ---        ---     $ 22,600     $ 22,600
    Average interest rates                    4.50%      ---         ---         ---       ---        ---         5.00%
  Fixed interest rate securities          $ 18,437   $21,570     $12,900     $ 5,604   $ 1,743   $ 19,690     $ 79,944     $ 79,966
    Average interest rates                    5.43%     5.14%       5.41%       4.94%     4.84%      5.20%        5.24%
  Fixed interest rate loans               $112,636   $73,497     $86,009     $52,105   $25,607   $ 11,932     $361,786     $362,314
    Average interest rates                    9.05%     6.44%       6.58%       5.75%     7.36%      8.04%        7.31%
  Variable interest rate loans            $ 39,812   $ 1,828     $   143     $     7       ---        ---     $ 41,790     $ 41,790
    Average interest rates                    4.59%    10.47%       9.74%      10.49%      ---        ---         4.87%

Rate sensitive liabilities
  Borrowed funds                          $  3,039       ---     $ 5,000         ---       ---   $  2,400     $ 10,439     $ 10,439
    Average interest rates                    4.98%      ---        5.08%        ---       ---       6.65%        5.41%
  Savings and NOW accounts                $116,875   $16,562     $13,462     $11,085   $10,256   $ 27,201     $195,441     $195,441
    Average interest rates                    3.78%     1.96%       1.95%       1.96%     1.96%      1.98%        3.05%
  Fixed interest rate time deposits       $133,506   $38,496     $22,625     $14,274   $19,025        ---     $227,926     $230,037
    Average interest rates                    5.71%     6.21%       6.04%       5.76%     6.60%       ---         5.90%
  Variable interest rate time deposits    $    690   $   462         ---         ---       ---        ---     $  1,152     $  1,152
    Average interest rates                    6.01%     6.01%        ---         ---       ---        ---         6.01%

                           PART II - OTHER INFORMATION



Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        IBT Bancorp, Inc.
                                                  ------------------------------


Date:  April 30, 2002                             /s/ Dennis P. Angner
     -------------------                          ------------------------------
                                                  Dennis P. Angner
                                                  President and CEO
                                                  (Principal Financial Officer)