Form 10-Q
period 2002-06-30
IBT BANCORP INC /MI/
filed 2002-08-05
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2002
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                       to
                              ------------------------------------------------
Commission File Number:                    0-18415
                       -------------------------------------------------------
                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                   38-2830092
--------------------------------------------------------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 identification No.)

            200 East Broadway                       48858
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

            Common Stock no par value, 4,277,798 as of July 27, 2002
            --------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS



(dollars in thousands)                                                June 30   December 31
                                                                        2002       2001
                                                                        ----       ----
                                                                    (Unaudited)
ASSETS
  Cash and demand deposits due from banks                             $ 25,872   $ 22,562
  Federal funds sold                                                    13,900     32,900
                                                                      --------   --------
                               TOTAL CASH AND CASH EQUIVALENTS          39,772     55,462

  Investment securities
     Securities available for sale (Amortized cost of
       $147,418 in 2002 and $100,969 in 2001)                          150,041    102,518
     Securities held to maturity (Fair value --
       $2,089 in 2002 and $3,526 in 2001)                                2,021      3,454
                                                                      --------   --------
                                   TOTAL INVESTMENT SECURITIES         152,062    105,972


  Loans
     Agricultural                                                       53,639     48,523
     Commercial                                                        131,026    128,098
     Real estate mortgage                                              157,086    167,976
     Installment                                                        53,844     53,267
                                                                      --------   --------
                                                   TOTAL LOANS         395,595    397,864
  Less allowance for loan losses                                         5,640      5,471
                                                                      --------   --------
                                                     NET LOANS         389,955    392,393

  Other assets                                                          39,793     38,316
                                                                      --------   --------
                                                  TOTAL ASSETS        $621,582   $592,143
                                                                      ========   ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                              $ 57,693   $ 62,020
     NOW accounts                                                       94,230     86,676
     Certificates of deposit and other savings                         320,598    308,120
     Certificates of deposit over $100                                  67,842     59,425
                                                                      --------   --------
                                                TOTAL DEPOSITS         540,363    516,241
  Other borrowed funds                                                  12,883     11,632
  Accrued interest and other liabilities                                 8,346      7,442
                                                                      --------   --------
                                             TOTAL LIABILITIES         561,592    535,315

  Shareholders' Equity
     Common stock -- no par value
       10,000,000 shares authorized; outstanding--
       4,277,798 in 2002 (3,884,985 in 2001)                            43,798     31,017
     Retained earnings                                                  14,461     24,788
     Accumulated other comprehensive income                              1,731      1,023
                                                                      --------   --------
                                    TOTAL SHAREHOLDERS' EQUITY          59,990     56,828
                                                                      --------   --------

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $621,582   $592,143
                                                                      ========   ========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

                                                                           Six Months Ended
                                                                                June 30
                                                                                -------
                                                                         2002           2001
                                                                         ----           ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of period                                      3,884,985      3,871,552
   Stock dividend                                                        388,757            ---
   Issuance  of common stock                                              22,762         20,594
   Stock repurchased                                                     (18,706)        (7,710)
                                                                     -----------    -----------
                                             BALANCE END OF PERIOD     4,277,798      3,884,436
                                                                     ===========    ===========


COMMON STOCK
   Balance at beginning of period                                    $    31,017    $    30,814
   Stock dividend                                                         12,829            ---
   Issuance of common stock                                                  569            494
   Stock repurchased                                                        (617)          (238)
                                                                     -----------    -----------
                                            BALANCE END OF PERIOD         43,798         31,070

RETAINED EARNINGS
  Balance at beginning of period                                          24,788         21,049
  Net income                                                               3,363          3,010
  Stock dividend                                                         (12,829)           ---
  Cash dividends ($0.10 per share in 2002 and $0.09 in 2001)                (861)          (775)
                                                                     -----------    -----------
                                            BALANCE END OF PERIOD         14,461         23,284
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                           1,023             67
  Unrealized gains on securities available for sale, net
  of income taxes and reclassification adjustment                            708            782
                                                                     -----------    -----------
                                            BALANCE END OF PERIOD          1,731            849
                                                                     -----------    -----------
                         TOTAL SHAREHOLDERS' EQUITY END OF PERIOD    $    59,990    $    55,203
                                                                     ===========    ===========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


(in thousands)                                               Three Months Ended   Six Months Ended
                                                                   June 30            June 30
                                                                   -------            -------
                                                                2002      2001     2002      2001
                                                             ------------------  ------------------
INTEREST INCOME
  Loans                                                       $ 7,708   $ 8,811   $15,651   $17,745
  Investment securities
    Taxable                                                     1,167       707     2,112     1,450
    Nontaxable                                                    441       497       848       829
  Federal funds sold                                              117       323       289       522
                                                              -------   -------   -------   -------
                                     TOTAL INTEREST INCOME      9,433    10,338    18,900    20,546
INTEREST EXPENSE
  Deposits                                                      3,671     4,839     7,567     9,760
  Federal funds purchased                                         179       146       354       266
                                                              -------   -------   -------   -------
                                   TOTAL INTEREST EXPENSE       3,850     4,985     7,921    10,026
                                                              -------   -------   -------   -------
                                      NET INTEREST INCOME       5,583     5,353    10,979    10,520
  Provision for loan losses                                       162       166       350       328
                                                              -------   -------   -------   -------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        5,421     5,187    10,629    10,192

NONINTEREST INCOME
  Trust fees                                                      147       139       276       279
  Service charges on deposit accounts                              72        73       141       147
  Other service charges and fees                                  526       501     1,035       942
  Gain on sale of mortgage loans                                  162       170       420       265
  Title insurance revenue                                         409       401       755       695
  Net realized gain on securities available for sale              ---         4       ---         4
  Other                                                           256       176       513       318
                                                              -------   -------   -------   -------
                                   TOTAL NONINTEREST INCOME     1,572     1,464     3,140     2,650
NONINTEREST EXPENSES
  Salaries, wages and employee benefits                         2,617     2,332     5,284     4,647
  Occupancy                                                       333       279       661       577
  Furniture and equipment                                         556       521     1,080     1,006
  Amortization of acquisition intangible and goodwill              24       137        47       275
  Other                                                         1,118     1,126     2,194     2,170
                                                              -------   -------   -------   -------
                               TOTAL NONINTEREST EXPENSES       4,648     4,395     9,266     8,675

                         INCOME BEFORE FEDERAL INCOME TAXES     2,345     2,256     4,503     4,167
Federal income taxes                                              596       634     1,140     1,157
                                                              -------   -------   -------   -------
                                                 NET INCOME   $ 1,749   $ 1,622   $ 3,363   $ 3,010
                                                              =======   =======   =======   =======


Basic net income per share                                    $  0.41   $  0.37   $  0.79   $  0.71
                                                              =======   =======   =======   =======
Cash dividends per share                                      $  0.10   $  0.09   $  0.20   $  0.18
                                                              =======   =======   =======   =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                           Three Months Ended    Six Months Ended
                                                                June 30              June 30
                                                                -------              -------
                                                             2002     2001        2002      2001
                                                           --------------------------------------
NET INCOME                                                 $ 1,749   $ 1,622    $ 3,363   $ 3,010
Other comprehensive income before income taxes
  Unrealized gains on securities available for sale
         Unrealized holding gains arising during
            period                                           1,691       256      1,073     1,189
         Reclassification adjustment for realized
            gains included in net income                       ---        (4)       ---        (4)
                                                           -------   -------    -------   -------
Other comprehensive income before income taxes               1,691       252      1,073     1,185
         Income tax expense related to other
            comprehensive income                               575        86        365       403
                                                           -------   -------    -------   -------
OTHER COMPREHENSIVE INCOME                                   1,116       166        708       782
                                                           -------   -------    -------   -------
                               COMPREHENSIVE INCOME        $ 2,865   $ 1,788    $ 4,071   $ 3,792
                                                           =======   =======    =======   =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

                                                                                    Six Months Ended
                                                                                         June 30
                                                                                    2002         2001
                                                                                    ----         ----
OPERATING ACTIVITIES
  Net income                                                                     $  3,363    $  3,010
  Adjustments to reconcile net income to cash
  provided by operating activities:
     Provision for loan losses                                                        350         328
     Provision for depreciation                                                       672         575
     Net amortization of securities                                                   470          92
     Increase in cash value of life insurance                                        (233)        ---
     Amortization of intangibles                                                       47         274
     Gain on sale of mortgage loans                                                  (420)       (265)
     Proceeds from sales of mortgage loans                                         55,403      35,283
     Mortgage loans originated for sale                                           (49,354)    (37,554)
     Decrease in interest receivable                                                  304         354
     Increase in other assets                                                        (782)       (937)
     Increase in accrued interest and other liabilities                               904       1,130
                                                                                 --------    --------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES        10,724       2,290

INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities, calls, and sales                                                   19,123      14,839
    Purchases                                                                     (65,365)    (17,323)
  Activity in held to maturity securities
    Maturities, calls, and sales                                                      754       2,921
  Net (increase) decrease in loans                                                 (3,541)        456
  Purchase of cash value life insurance                                              (414)        ---
  Purchases of equipment and premises                                              (1,435)     (1,878)
                                                                                 --------    --------
                                      NET CASH USED BY INVESTING ACTIVITIES       (50,878)       (985)
FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                     (4,327)     (2,831)
  Net increase in interest bearing deposits                                        28,449      22,820
  Net increase in other borrowed funds                                              1,251       5,143
  Cash dividends                                                                     (861)       (775)
  Proceeds from the issuance of common stock                                          569         494
  Stock repurchased                                                                  (617)       (238)
                                                                                 --------    --------
                                  NET CASH PROVIDED BY FINANCING ACTIVITIES        24,464      24,613
                           (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (15,690)     25,918
                           Cash and cash equivalents at beginning of period        55,462      28,425
                                                                                 --------    --------
                                 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 39,772    $ 54,343
                                                                                 ========    ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2001.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding, as adjusted for the 10% stock dividend paid February 28, 2002, were 4,276,788 as of June 30, 2002 and 4,262,810 as of June 30, 2001. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the reporting and other intangible assets subsequent to their acquisition. This Statement requires that goodwill be separately disclosed from other intangible assets on the balance sheet and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually. The adoption of Statement No. 142 resulted in the reduction of goodwill amortization of $0.05 per share and $0.03 per share for the six month and three month periods ending June 30, 2002.

As required by the Statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Corporation's analysis, no reclassifications were required as of June 30, 2002. Included in other assets on the accompanying consolidated balance sheets are the following amounts:

                          June 30   December 31
                            2002       2001
                          -------   -----------
Goodwill                   $2,036     $2,036
Core deposit intangibles      445        492
                           ------     ------
                           $2,481     $2,528
                           ======     ======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2001 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

                    SIX MONTHS ENDING JUNE 30, 2002 AND 2001

RESULTS OF OPERATIONS

Net income equaled $3.4 million for the six month period ended June 30, 2002 versus $3.0 million in 2001. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.10% for the first six months of 2002 and 1.09% in 2001. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 11.70% through June 30, 2002 versus 11.26% for the same period in 2001.

SUMMARY OF SELECTED FINANCIAL DATA
---------------------------------------------------------------
(Dollars in thousands except per share data)

                                                                         Six Months Ended
                                                                             June 30
                                                                      ---------------------
                                                                        2002         2001
                                                                      ---------------------
         INCOME STATEMENT DATA
            Net interest income                                        $10,979     $10,520
            Provision for loan losses                                      350         328
            Net income                                                   3,363       3,010
         PER SHARE DATA
            Net income per common share                               $   0.79    $   0.71
            Cash dividends per common share                               0.20        0.18
         RATIOS
            Average primary capital to average assets                    10.25%      10.55%
            Net income to average assets                                  1.10        1.09
            Net income to average equity                                 11.70       11.26

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $747,000 in 2002 versus $709,000 in 2001. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

                                                          (Continued on page 12)

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
-------------------------------------------------------
(Dollars in Thousands)

         The following schedule presents the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve Bank and Federal Home Loan Bank restricted equity holdings are included in other investments.



                                                                                 Six Months Ending
                                                              June 30, 2002                             June 30, 2001
                                                                   Tax          Average                      Tax           Average
                                                 Average       Equivalent        Yield/    Average       Equivalent         Yield/
                                                 Balance        Interest          Rate     Balance        Interest          Rate
                                                ---------       ---------         ----    ---------       ---------         ----
INTEREST EARNING ASSETS
  Loans                                         $ 387,281       $  15,656         8.09%   $ 403,566       $  17,759         8.80%
  Taxable investment securities                    87,703           2,032         4.63       46,830           1,358         5.80
  Nontaxable investment securities                 42,608           1,285         6.03       34,023           1,256         7.38
  Federal funds sold                               34,629             288         1.66       22,333             522         4.67
  Other investments                                 2,722              81         5.95        2,469              92         7.45
                                                ---------       ---------         ----    ---------       ---------         ----
          Total Earning Assets                    554,943          19,342         6.97      509,221          20,987         8.24
NONEARNING ASSETS
  Allowance for loan losses                        (5,587)                                   (5,270)
  Cash and due from banks                          22,267                                    20,514
  Premises and equipment                           14,852                                    11,841
  Accrued income and other assets                  23,260                                    15,374
                                                ---------                                 ---------
                  Total Assets                  $ 609,735                                 $ 551,680
                                                =========                                 =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits              $  93,259             717         1.54    $  80,079           1,121         2.80
  Savings deposits                                136,775           1,209         1.77      118,949           1,776         2.99
  Time deposits                                   246,138           5,681         4.62      229,555           6,863         5.98
  Borrowed funds                                   12,370             314         5.08        9,776             266         5.44
                                                ---------       ---------         ----    ---------       ---------         ----
Total Interest Bearing Liabilities                488,542           7,921         3.24      438,359          10,026         4.57

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                  56,238                                    53,848
  Other                                             7,450                                     5,986
  Shareholders' equity                             57,505                                    53,487
                                                ---------                                 ---------
      Total Liabilities and Equity              $ 609,735                                 $ 551,680
                                                =========                                 =========

Net interest income (FTE)                                         $11,421                                   $10,961
                                                                  =======                                   =======
Net yield on interest earning assets (FTE)                                        4.12%                                     4.31%
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

                                                                  Six Month Period Ended June 30, 2002
                                                                              Compared to
                                                                             June 30, 2001
                                                                       Increase (Decrease) Due to
                                                             ------------------------------------------------
                                                              Volume               Rate                Net
                                                              ------               ----                ---
CHANGES IN INTEREST INCOME
    Loans                                                    $  (698)            $(1,405)            $(2,103)
    Taxable investment securities                                992                (318)                674
    Nontaxable investment securities                             284                (255)                 29
    Federal funds sold                                           202                (436)               (234)
    Other                                                          9                 (20)                (11)
                                                             -------             -------             -------
    Total changes in interest income                             789              (2,434)              1,645
         Total changes in interest expense                       935              (3,040)             (2,105)
                                                             -------             -------             -------
         Net Change in Interest Margin (FTE)                 $  (146)            $   606             $   460
                                                             =======             =======             =======

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 2002 to the same period in 2001, fully taxable equivalent (FTE) net interest income increased $460,000 or 4.2%. An increase of 9.0% in average interest earning assets provided $789,000 of FTE interest income. The majority of this growth was funded by an 11.4% increase in interest bearing liabilities, resulting in $935,000 of additional interest expense. Overall, changes in volume resulted in a $146,000 decrease in FTE interest income. The average FTE interest rate earned on assets decreased by 1.27%, while the amount of interest earned as a result of changes in rate decreased $2.4 million. The average rate paid on deposits decreased by 1.33%, decreasing interest expense by $3.0 million. The net change related to interest rates earned and paid was a $606,000 increase in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.12% during the first six months of 2002 versus 4.31% for the same period in 2001. The 0.19% decrease in the FTE interest margin was primarily a result of a significant change in the mix of assets and interest rate compression on funding sources. Average loans outstanding declined from 79.3% in the first six months of 2001 to 69.8% in 2002. The change in asset mix from higher yielding loans to other investments resulted in a loss of approximately $800,000 of FTE interest income. The decline in loans as a percent of total earning assets was due to the refinancing of three and five year residential balloon mortgages held by the Corporation's subsidiary banks into fixed rate 15 and 30 year mortgages, which were sold to the secondary market. The Corporation earns a gain on sale and other ancillary fee income as a result of the sale which has, to date, offset the loss of interest income. Another significant factor adversely affecting net interest income is the compression of interest rates resulting from the decline in short term interest rate levels. As an example, the Corporation earned 1.66% on the average of $34.6 million in Federal Funds Sold while paying an average of 1.77% on saving deposits. The addition of $17.8 million in saving deposits during the past year resulted in the direct loss of interest income of $20,000. The Corporation acknowledges that, in the short run, decreasing rates on its core deposits result in a decrease in net income, but has consciously decided that, in the long run, these new deposits and account relationships will provide increased earnings.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 63% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 2002 to June 30, 2001, the provision for loan losses, despite a decline in loans, was increased $22,000 to $350,000. Year to date 2002, the Corporation had net charge-offs of $181,000 versus $91,000 in 2001. Loans classified as nonperforming were 1.21% of loans as of June 30, 2002 versus 0.57% for June 30, 2001. The increase in nonaccrued loans of $2.1 million since June 30, 2001 is a result of a $1.5 million loan to an agricultural concern which will be liquidated in late fall 2002, and a $500,000 loan secured by real estate to a residential construction contractor. The Corporation has charged off its estimated losses on all nonaccrual loans, and thus expect no further losses. The Corporation's peer group, which includes 299 holding companies with assets between $500 million and $1.0 billion, nonperforming loans to total loans ratio was 0.81% as of June 30, 2002. As of June 30, 2002, the allowance for loan losses as a percentage of loans equaled 1.43%. In management's opinion, the allowance for loan losses is adequate as of June 30, 2002.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
(Dollars in Thousands)

                                                                    Year to Date
                                                                       June 30
                                                         ---------------------------------
                                                           2002                      2001
                                                         -------                   -------
Summary of changes in allowance
  Allowance for loan losses - January 1                  $ 5,471                   $ 5,162
      Loans charged off                                     (354)                     (198)
      Recoveries of charged off loans                        173                       107
                                                         -------                   -------
      Net loans charged off                                 (181)                      (91)
    Provision charged to operations                          350                       328
                                                         -------                   -------
  Allowance for loan losses - June 30                    $ 5,640                   $ 5,399
                                                         =======                   =======
Allowance for loan losses as a % of loans                   1.43%                     1.33%
                                                         =======                   =======



NONPERFORMING LOANS
--------------------------------------
(Dollars in thousands)

                                                                         June 30
                                                             2002                      2001
                                                           --------                  --------
Total amount of loans outstanding for
    the period (net of unearned interest)                  $395,595                  $405,668
                                                           ========                  ========

Nonaccrual loans                                           $  2,848                  $    770
Accruing loans past due 90 days or more                       1,939                     1,525
Restructured loans                                              ---                       ---
                                                           --------                  --------
                                 Total                     $  4,787                  $  2,295
                                                           ========                  ========

Loans classified as nonperforming as a
   % of outstanding loans                                      1.21%                     0.57%
                                                           ========                  ========

   To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, gains and losses on investment securities available for sale, and other. There was a $490,000 increase in fees earned from these sources during the first six months of 2002 when compared to the same period in 2001. Significant changes during this period include a $96,000 increase in fees from mortgage servicing, a $155,000 increase from the gain on sale of mortgages, and a $233,000 increase in the income earned on the cash value of corporate owned life insurance. Included in other assets is $9.7 million in cash value of corporate owned life insurance policies. These policies earned an average FTE rate of 7.5%. These policies are placed with five different insurance companies with an S&P rating of AA+ or better.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $420,000 gain from the sale of $55.4 million in mortgages during the first six months of 2002 versus a $265,000 gain on the sale of $35.3 million in mortgages for the same period in 2001.

NONINTEREST EXPENSES

Noninterest expenses increased $591,000 or 6.8% during the first six months of 2002 when compared to 2001. The largest component of noninterest expense is salaries and employee benefits, which increased $637,000 or 13.7%. The increase is due to additional staffing, normal merit and promotional salary adjustments, and an increase of approximately 30% in medical and pension expenses.

Occupancy and furniture and equipment expenses increased $158,000 or 10.0% in 2002. The increase is related to property tax increases of $20,000, an increase of $30,000 in building depreciation, a $40,000 increase in equipment depreciation, and a $106,000 increase in service contracts. The majority of the aforementioned increases is related to the construction and occupation of a new computer service center. Amortization of goodwill declined by $228,000 due to the adoption of Statement No. 142 (for additional information see page 8, Note
3). All other operating expenses increased $24,000 or 1.1%.

                      QUARTER ENDED JUNE 30, 2002 AND 2001

RESULTS OF OPERATIONS

Net income equaled $1.75 million for the second quarter in 2002 versus $1.62 million in 2001. Return on average assets equaled 1.13% for the second quarter of 2002 versus 1.16% for the same period in 2001. Return on average equity equaled 12.08% for the second quarter in 2002, versus 11.99% for the second quarter in 2001.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------
(Dollars in thousands except per share data)

                                                                    Three  Months Ended
                                                                          June 30
                                                             ---------------------------------
                                                                2002                    2001
                                                             ---------------------------------
   INCOME STATEMENT DATA
      Net interest income                                    $   5,583               $   5,353
      Provision for loan losses                                    162                     166
      Net income                                                 1,749                   1,622

   PER SHARE DATA
      Net income per common share                            $    0.41               $    0.37
      Cash dividend per common share                              0.10                    0.09

   RATIOS
      Average primary capital to average assets                  10.20                   10.53%
      Net income to average assets                                1.13                    1.16
      Net income to average equity                               12.08                   11.99


NET INTEREST INCOME

When comparing the second quarter of 2002 to 2001, net FTE interest income increased $236,000. An increase of 8.8% in interest earning assets provided $424,000 of FTE interest income. The asset growth was funded primarily by an 11.4% increase in interest bearing liabilities, resulting in $427,000 of increased interest expense. Overall, increased volume resulted in a $3,000 decline in FTE interest income. During the second quarter of 2002, the average FTE interest rate earned on assets decreased by 1.30% and the average rate paid on deposits decreased by 1.38%. The changes in interest rates earned and paid resulted in a $239,000 increase in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.18% to 4.13% in the second quarter of 2002. See page 12 of this report for a discussion of the factors affecting the Corporation's net interest income.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 2002 was $162,000 versus $166,000 in 2001. During the second quarter of 2002 the Corporation had net charge-offs of $117,000 versus $32,000 during the same period of 2001. The allowance for loan losses as a percent of loans was 1.43% as of June 30, 2002, a 0.10% increase since June 30, 2001.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 2002, when compared to the same period in 2001, increased $108,000 or 7.4%. The most significant changes were a $33,000 increase from the servicing of mortgage loans sold to the secondary market and a $93,000 increase from the income earned on the cash value of Corporate-owned life insurance.

TABLE 4

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
--------------------------------------------------------------------------------
(Dollars in Thousands)

      The following schedule presents the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank restricted stock is included in other investments.


                                                                                    Quarter Ending
                                                            June 30, 2002                                  June 30, 2001
                                                                  Tax          Average                         Tax          Average
                                                  Average      Equivalent       Yield/         Average      Equivalent       Yield/
                                                  Balance       Interest         Rate          Balance       Interest         Rate
                                                 ---------      ---------        ----         ---------      ---------        ----
INTEREST EARNING ASSETS
  Loans                                          $ 386,763      $   7,708        7.97%        $ 403,927      $   8,897        8.81%
  Taxable investment securities                    100,127          1,125        4.49            45,838            659        5.75
  Nontaxable investment securities                  45,373            668        5.89            34,395            632        7.35
  Federal funds sold                                27,370            116        1.70            29,977            323        4.31
  Other                                              2,748             43        6.26             2,577             48        7.45
                                                 ---------      ---------        ----         ---------      ---------        ----
          Total Earning Assets                     562,381          9,660        6.87           516,714         10,559        8.17

NONEARNING ASSETS
  Allowance for loan losses                         (5,647)                                      (5,334)
  Cash and due from banks                           22,326                                       20,411
  Premises and equipment                            14,716                                       12,163
  Accrued income and other assets                   23,976                                       15,280
                                                 ---------                                    ---------
                  Total Assets                   $ 617,752                                    $ 559,234
                                                 =========                                    =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits               $  95,029            338        1.42         $  80,410            518        2.58
  Savings deposits                                 138,447            587        1.70           118,238            846        2.86
  Time deposits                                    249,050          2,786        4.47           235,159          3,475        5.91
  Borrowed funds                                    12,494            139        4.45            10,703            146        5.46
                                                 ---------      ---------        ----         ---------      ---------        ----
      Total Interest Bearing Liabilities           495,020          3,850        3.11           444,510          4,985        4.49

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS EQUITY
  Demand deposits                                   56,915                                       54,587
  Other                                              7,897                                        6,035
  Shareholders' equity                              57,920                                       54,102
                                                 ---------                                    ---------
               Total Liabilities and Equity      $ 617,752                                    $ 559,234
                                                 =========                                    =========

Net interest income (FTE)                                          $5,810                                       $5,574
                                                                   ======                                       ======

Net yield on interest earning assets (FTE)                                       4.13%                                        4.31%
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

                                                            Quarter Ended June 30, 2002
                                                                   Compared to
                                                                  June 30, 2001
                                                            Increase (Decrease) Due to
                                               ---------------------------------------------------
                                                Volume                 Rate                  Net
                                               -------               -------               -------
 CHANGES IN INTEREST INCOME
 Loans                                         $  (367)              $  (822)              $(1,189)
 Taxable investment securities                     637                  (171)                  466
 Nontaxable investment securities                  177                  (141)                   36
 Federal funds sold                                (26)                 (181)                 (207)
 Other                                               3                    (8)                   (5)
                                               -------               -------               -------
     Total changes in interest income              424                (1,323)                 (899)
     Total changes in interest expense             427                (1,562)               (1,135)
                                               -------               -------               -------
 Net Change in Interest Margin (FTE)           $    (3)              $   239               $   236
                                               =======               =======               =======

NONINTEREST EXPENSES

Noninterest expenses increased $253,000 or 5.8% during the second quarter of 2002 when compared to 2001. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The largest component of noninterest expense is salaries and employee benefits, which increased $285,000 or 12.2%. The increase is related to normal merit and promotional salary increases, increased medical and pension expenses.

Occupancy and furniture and equipment expenses increased $89,000 or 11.1%. The majority of this increase is associated with the occupancy of the operations center. Amortization of goodwill declined $113,000 as a result of the adoption of Statement No. 142 (see page 8, Note 3 for further information). Other operating expenses decreased $8,000 or 0.7%.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2001, total assets increased $29.4 million to $621.6 million. As of June 30, 2002, the loan portfolio decreased $2.3 million, cash and demand deposits due from bank increased $3.3 million, federal funds sold decreased $19.0 million, and investment securities increased $46.1 million when compared to December 31, 2001. Deposits during this period increased $24.1 million, borrowed funds increased $1.3 million, and shareholders' equity increased $3.2 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of June 30, 2002, cash and cash equivalents as a percentage of total assets equaled 6.4%, versus 9.4% as of December 31, 2001. During the first six months of 2002, $10.7 million in net cash was provided from operations and $24.5 million was provided from financing activities. Investing activities used $50.9 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $15.7 million decrease in cash and cash equivalents during the first six months of 2002.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $150.0 million as of June 30, 2002 and $102.5 million as of December 31, 2001. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock and retained earnings, increased by accumulated other comprehensive income; and increased approximately $3.2 million since December 31, 2001.

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholders' equity plus the allowance for loan losses less unamortized acquisition intangibles and goodwill, was 10.1% as of June 30, 2002.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2002:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS



                                                  IBT Bancorp
                                                                Actual
                                          Required             06/30/02
                                          --------             --------
         Equity Capital                     4.00                14.09%
         Secondary Capital*                 4.00                 1.25%
                                            ----                ------
         Total Capital                      8.00                15.34%
                                            ====                ======

- IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2002. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

*****Consolidated*****


Quantitative Disclosures of Market Risk

                                                                          June 30, 2002                                  Fair Value
                                          ------------------------------------------------------------------------------------------
                                             2003      2004        2005      2006       2007    Thereafter     Total     06/30/02
                                          ------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets             $13,900        ---        ---       ---        ---        ---     $ 13,900     $13,900
    Average interest rates                     1.75%       ---        ---       ---        ---        ---         1.75%
  Fixed interest rate securities            $19,188    $27,738    $41,582   $14,937     $6,961    $41,656     $152,062    $152,130
    Average interest rates                     4.40%      4.43%      4.07%     4.42%      4.52%      4.81%        4.32%
  Fixed interest rate loans                $100,614    $76,577    $97,687   $24,884    $26,798    $12,738     $339,298    $341,228
    Average interest rates                     8.08%      8.28%      8.02%     8.11%      8.01%     10.34%        8.19%
  Variable interest rate loans              $40,629     $6,412     $4,428    $2,462     $1,787       $579      $56,297     $56,297
    Average interest rates                     7.20%      7.22%      6.34%     6.17%      6.05%      6.65%        7.05%

Rate sensitive liabilities
  Other borrowed funds                       $1,502     $1,000        ---       ---     $5,000     $5,381      $12,883     $13,082
    Average interest rates                     0.94%      5.05%       ---       ---       5.08%      5.72%        4.86%
  Savings and NOW accounts                 $145,128    $18,820    $15,309   $12,590    $11,663    $30,939     $234,449    $234,449
    Average interest rates                     1.25%      1.81%      1.64%     2.53%      1.52%      1.19%        1.40%
  Fixed interest rate time deposits        $143,009    $34,755    $21,775   $27,615    $19,398        $21     $246,573    $248,858
    Average interest rates                     5.22%      5.81%      5.88%     5.78%      6.20%       ---         5.50%
  Variable interest rate time deposits       $1,044       $401         $9       ---       $195        ---       $1,649      $1,649
    Average interest rates                     3.52%      4.09%       ---       ---        ---        ---         3.23%



Quantitative Disclosures of Market Risk


                                                                                 June 30, 2001                           Fair Value
                                       ---------------------------------------------------------------------------------------------
                                            2002        2003       2004      2005      2006    Thereafter     Total      06/30/01
                                       ---------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets           $30,250         ---        ---        ---       ---        ---       $30,250     $30,250
    Average interest rates                   3.75%        ---        ---        ---       ---        ---          5.00%
  Fixed interest rate securities          $14,062     $23,775    $14,645    $10,261    $3,609    $20,117       $86,469     $86,518
    Average interest rates                   5.41%       5.02%      5.28%      4.87%     4.94%      4.86%         5.07%
  Fixed interest rate loans              $111,737     $77,055    $85,227    $49,071   $22,635    $10,992      $356,717    $359,801
    Average interest rates                   9.48%       8.42%      8.22%      8.23%     8.27%      7.78%         8.65%
  Variable interest rate loans            $46,910      $1,948        $89         $4       ---        ---       $48,951     $48,951
    Average interest rates                   8.50%      10.09%      7.75%       ---      8.75%       ---          8.56%

Rate sensitive liabilities
  Borrowed funds                           $3,187         ---     $5,000     $1,000       ---     $2,400       $11,587     $11,587
    Average interest rates                   4.94%        ---       5.08%      5.06%      ---       6.65%         5.37%
  Savings and NOW accounts               $119,825     $16,670    $13,549    $11,161   $10,325    $27,395      $198,925    $198,925
    Average interest rates                   3.26%       2.61%      2.47%      2.47%     2.01%      1.60%         2.81%
  Fixed interest rate time deposits      $142,268     $38,897    $23,927    $17,886   $15,627        ---      $238,605    $241,746
    Average interest rates                   5.57%       6.03%      5.95%      6.41%     6.64%       ---          5.82%
  Variable interest rate time deposits       $724        $584        ---        ---       ---        ---        $1,308      $1,308
    Average interest rates                   4.09%       4.09%       ---        ---       ---        ---          4.09%

                           PART II - OTHER INFORMATION

         Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  The registrant's annual meeting of shareholders was held on May 7, 2002. At the meeting the shareholders voted upon the following matters:

                  Proposal 1 - Election of Directors to terms ending 2005:

                                                        For       Withheld
                                                        ---       --------
                           Gerald D. Cassel          3,135,597        979
                           Ronald E. Schumacher      3,135,549      1,027
                           Herbert C. Wybenga        3,128,012      8,564


         Item 6    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           3(ii) Amendments to the Bylaws of IBT Bancorp, Inc.

                  (b) No Reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IBT Bancorp, Inc.
                                     -------------------


Date:  August 2, 2002              /s/ Dennis P. Angner
     -----------------------       --------------------------------------
                                   Dennis P. Angner, President/CEO and
                                   Principal Financial Officer

                                   IBT BANCORP

                                  EXHIBIT INDEX


   Exhibit
     No.                        Description                   Page Number
   -------           ----------------------------------       -----------
    3(ii)            Amendment to the Bylaws of                    25
                     IBT Bancorp, Inc.