Form 10-Q/A
period 2002-06-30
IBT BANCORP INC /MI/
filed 2002-08-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2002
                               -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                      to
                               ----------------          -----------------------

Commission File Number:                   0-18415
                        --------------------------------------------------------
                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                                     38-2830092
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          identification No.)

      200 East Broadway                                      48858
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  Common Stock no par value,  4,277,798 as of July 27, 2002
                  ---------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2002 is being filed solely to include as Exhibit 99(i) the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which became effective on July 30, 2002. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

     3(ii) Amendment to the Bylaws of IBT Bancorp, Inc.

     99(i) Certification of Chief Executive Officer and Chief Financial Officer

(b) No Reports on Form 8-K were filed or required to be filed for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IBT Bancorp, Inc.
                                   ---------------------------------------------


 Date: August 8, 2002                        /s/ Dennis P. Angner
       ---------------             ---------------------------------------------
                                   Dennis P. Angner, President/CEO
                                   and Principal Financial Officer