Form 10-Q
period 2002-09-30
IBT BANCORP INC /MI/
filed 2002-11-13
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended September 30, 2002

                                       or

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from              to
                               ------------    ---------------
Commission File Number:                  0-18415
                        --------------------------------------

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Michigan                        38-2830092
--------------------------------------------------------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   identification No.)

  200 East Broadway                Mt. Pleasant                     48858
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Common Stock no par value, 4,311,588 as of October 24, 2002
     ----------------------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                      Page Numbers

             Item 1     Financial Statements and Notes                   3-8

             Item 2     Management's Discussion and                     9-21
                             Analysis of Financial Condition
                             and Results of Operations

             Item 3     Quantitative and Qualitative                   21-23
                              Disclosures About Market Risk

             Item 4   Controls and Procedures                             24


Part II  Other Information

             Item 6   Exhibits and Reports on Form 8-K                    24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)



                                                                                September 30      December 31
                                                                                    2002              2001
                                                                                    ----              ----
                                                                                 (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                          $ 35,394        $ 22,562
  Federal funds sold                                                                  6,700          32,900
                                                                                   --------        --------
                                   TOTAL CASH AND CASH EQUIVALENTS                   42,094          55,462

  Investment securities
     Securities available for sale  (amortized cost of
       $147,001 in 2002 and $100,969 in 2001)                                       151,721         102,518
     Securities held to maturity (fair value --
       $2,079 in 2002 and $3,526 in 2001)                                             2,003           3,454
                                                                                   --------        --------
                                       TOTAL INVESTMENT SECURITIES                  153,724         105,972
  Loans
     Agricultural                                                                    53,249          48,523
     Commercial                                                                     133,594         128,098
     Residential real estate mortgage                                               164,855         167,976
     Installment                                                                     55,021          53,267
                                                                                   --------        --------
                                                       TOTAL LOANS                  406,719         397,864
  Less allowance for loan losses                                                      5,717           5,471
                                                                                   --------        --------
                                                         NET LOANS                  401,002         392,393

  Other assets                                                                       40,186          38,316
                                                                                   --------        --------
                                                      TOTAL ASSETS                 $637,006        $592,143
                                                                                   ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                           $ 63,924        $ 62,020
     NOW accounts                                                                   100,194          86,676
     Certificates of deposit and other savings                                      315,844         308,120
     Certificates of deposit over $100                                               67,571          59,425
                                                                                   --------        --------
                                                    TOTAL DEPOSITS                  547,533         516,241

  Other borrowed funds                                                               16,620          11,632
  Accrued interest and other liabilities                                              8,774           7,442
                                                                                   --------        --------
                                                 TOTAL LIABILITIES                  572,927         535,315

  Shareholders' Equity
     Common stock -- no par value
      10,000,000 shares authorized; outstanding--
       4,311,588 in 2002 (3,884,985 in 2001)                                         44,870          31,017
     Retained earnings                                                               16,094          24,788
     Accumulated other comprehensive income                                           3,115           1,023
                                                                                   --------        --------
                                        TOTAL SHAREHOLDERS' EQUITY                   64,079          56,828
                                                                                   --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $637,006        $592,143
                                                                                   ========        ========


See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)


                                                                                       Nine Months Ended
                                                                                          September  30
                                                                                          -------------
                                                                                  2002                 2001
                                                                                  ----                 ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of per                                                   3,884,985           3,871,552
  Stock dividend                                                                  388,756                --
  Issuance of common stock                                                         56,573              28,600
  Stock repurchased                                                               (18,726)             (7,710)
                                                                              -----------         -----------
                                            BALANCE END OF PERIOD               4,311,588           3,892,442
                                                                              ===========         ===========

COMMON STOCK
  Balance at beginning of period                                              $    31,017         $    30,814
  Stock dividend                                                                   12,829                --
  Issuance of common stock                                                          1,641                 716
  Stock repurchased                                                                  (617)               (238)
                                                                              -----------         -----------
                                            BALANCE END OF PERIOD                  44,870              31,292
RETAINED EARNINGS
  Balance at beginning of period                                                   24,788              21,049
  Net income                                                                        5,426               4,690
  Stock dividend                                                                  (12,829)               --
  Cash dividends ($0.30 per share
    in 2002 and $0.27 in 2001)                                                     (1,291)             (1,163)
                                                                              -----------         -----------
                                            BALANCE END OF PERIOD                  16,094              24,576
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                       67                  67
  Unrealized gains on securities available for sale, net
    of income taxes and reclassification adjustment                                 3,048               1,380
                                                                              -----------         -----------
                                            BALANCE END OF PERIOD                   3,115                1,44
                                                                              -----------         -----------
                         TOTAL SHAREHOLDERS' EQUITY END OF PERIOD             $    64,079         $    57,315
                                                                              ===========         ===========




See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands, except per share data)




                                                                         Three Months Ended                Nine Months Ended
                                                                             September 30                   September 30
                                                                             ------------                   ------------
                                                                         2002           2001             2002            2001
                                                                         ----           ----             ----            ----
INTEREST INCOME
  Loans                                                              $  8,020        $  8,745         $ 23,671        $ 26,490
  Investment securities
    Taxable                                                             1,136             829            3,248           2,279
    Nontaxable                                                            501             401            1,349           1,230
  Federal funds sold and other                                             74             281              363             803
                                                                     --------        --------         --------        --------
                                        TOTAL INTEREST INCOME           9,731          10,256           28,631          30,802

INTEREST EXPENSES
  Deposits                                                              3,626           4,717           11,193          14,477
  Short term borrowings                                                   128             159              482             425
                                                                     --------        --------         --------        --------
                                       TOTAL INTEREST EXPENSE           3,754           4,876           11,675          14,902
                                                                     --------        --------         --------        --------
                                          NET INTEREST INCOME           5,977           5,380           16,956          15,900

Provision for loan losses                                                 188             167              538             495
                                                                     --------        --------         --------        --------
 NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    5,789           5,213           16,418          15,405


NONINTEREST INCOME
  Trust fees                                                              156             149              432             428
  Service charges on deposit accounts                                      70              70              211             217
  Other service charges and fees                                          537             516            1,572           1,458
  Gain on sale of mortgage loans                                          467             205              887             470
  Title insurance revenue                                                 734             431            1,489           1,126
  Net realized gain (loss) on securities available for sale                 1              (6)               1              (2)
  Other                                                                   248             193              761             511
                                                                     --------        --------         --------        --------
                                     TOTAL NONINTEREST INCOME           2,213           1,558            5,353           4,208
NONINTEREST EXPENSES
  Salaries, wages and employee benefits                                 2,840           2,424            8,124           7,071
  Occupancy                                                               361             289            1,022             866
  Furniture and equipment                                                 635             506            1,715           1,512
  Amortization of acquisition intangibles and goodwill                     23             139               70             413
  Other                                                                 1,368           1,088            3,562           3,259
                                                                     --------        --------         --------        --------
                                   TOTAL NONINTEREST EXPENSES           5,227           4,446           14,493          13,121


                           INCOME BEFORE FEDERAL INCOME TAXES           2,775           2,325            7,278           6,492

  Federal income taxes and minority interest                              712             645            1,852           1,802
                                                                     --------        --------         --------        --------
                                                   NET INCOME        $  2,063        $  1,680         $  5,426        $  4,690
                                                                     ========        ========         ========        ========

Basic net income per share                                           $   0.48        $   0.39         $   1.27        $   1.10
                                                                     ========        ========         ========        ========

Cash dividends per share                                             $   0.10        $   0.09         $   0.30        $   0.27
                                                                     ========        ========         ========        ========


See notes to consolidated financial statements.

IBT BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)



                                                                        Three Months Ended              Nine Months Ended
                                                                           September 30                   September 30
                                                                       2002            2001           2002           2001
                                                                       ----            ----           ----           ----

NET INCOME                                                          $ 2,063         $ 1,680        $ 5,426         $ 4,690
Other comprehensive income before income taxes
  Unrealized gains on securities available for sale:
     Unrealized holding gains arising during period                   2,098             900          3,171           2,090

      Reclassification adjustment for realized
         losses included in net income                                   (1)              6             (1)              2
                                                                    -------         -------        -------         -------
Other comprehensive income before income taxes                        2,097             906          3,170           2,092
     Income tax expense related to other
         comprehensive income                                           713             348          1,078             712
                                                                    -------         -------        -------         -------
OTHER COMPREHENSIVE INCOME                                            1,384             598          2,092           1,380
                                                                    -------         -------        -------         -------
                                        COMPREHENSIVE INCOME        $ 3,447         $ 2,278        $ 7,518         $ 6,070
                                                                    =======         =======        =======         =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in thousands)



                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                   2002               2001
                                                                                   ----               ----
OPERATING ACTIVITIES
  Net income                                                                   $   5,426         $   4,690
  Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       538               495
     Provision for depreciation                                                    1,120               868
     Net amortization of securities                                                  722               162
     Increase in cash value of life insurance                                       (350)             --
     Amortization of intangibles and goodwill                                         70               413
     Gain on sale of mortgage loans                                                 (887)             (470)
     Proceeds from sales of mortgage loans                                       107,710            60,289
     Mortgage loans originated for sale                                         (114,334)          (64,495)
     Increase in interest receivable                                                (293)             (218)
     Increase in other assets                                                       (251)           (1,481)
     Increase in accrued interest and other expenses                               1,332             1,565
                                                                               ---------         ---------
                          NET CASH PROVIDED BY OPERATING ACTIVITIES                  803             1,818


INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities, calls, and sales                                                  30,214            19,742
    Purchases                                                                    (76,904)          (42,730)
  Activity in held to maturity securities
    Maturities, calls, and sales                                                   1,386             5,143

Purchases                                                                             --                --
  Net (increase) decrease in loans                                                (1,636)            4,138
  Increase in cash value of life insurance                                          (300)           (6,988)
  Acquisition of Title Office                                                        (25)               --
  Purchases of equipment and premises                                             (1,855)           (2,760)
                                                                               ---------         ---------
                              NET CASH USED BY INVESTING ACTIVITIES              (49,120)          (23,455)
FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing deposits                          1,904            (2,072)
  Net increase in interest bearing deposits                                       29,388            23,774
  Net increase in other borrowings                                                 4,724             5,186
  Cash dividends                                                                  (1,291)           (1,163)
  Common stock issued                                                                841               716
  Stock repurchased                                                                 (617)             (238)
                                                                               ---------         ---------
                          NET CASH PROVIDED BY FINANCING ACTIVITIES               34,949            26,203

                   (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (13,368)            4,566
Cash and cash equivalents at beginning of period                                  55,462            28,425
                                                                               ---------         ---------
                         CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  42,094         $  32,991
                                                                               =========         =========



See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2001.

NOTE 2   COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding, as adjusted for the 10% stock dividend paid February 28, 2002, were 4,285,644 and 4,266,490 for the nine month periods ending September 30, 2002 and 2001, respectively.

NOTE 3   RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Corporation adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the reporting and other intangible assets subsequent to their acquisition. This Statement requires that goodwill be separately disclosed from other intangible assets on the balance sheet and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually. The adoption of Statement No. 142 resulted in the reduction of goodwill amortization of $0.08 per share and $0.03 per share for the nine month and three month periods ending September 30, 2002.

As required by the Statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Corporation's analysis, no reclassifications were required as of September 30, 2002. Included in other assets on the accompanying consolidated balance sheets are the following amounts:



                                                      September 30             December 31
                                                          2002                     2001
                                                          ----                     ----

         Goodwill beginning balance                      $2,036                  $2,036
         Core deposit intangibles                           422                     492
                                                        -------                  -------
                                                         $2,458                  $2,528
                                                        =======                  =======



In October of 2002, the FASB issued statements of Financial Accounting Standard No. 147, "Acquisitions of Certain Financial Institutions". Implementation of SFAS No. 147 is not expected to impact the Corporation.

NOTE 4  BUSINESS ACQUISITION.

On July 1, 2002, the Corporation's subsidiary IBT Title completed the purchase of Benchmark Abstract and Title of Greenville Michigan. The purchase was accounted for according to the Provision of FASB Statement No. 141. The purchase price of Benchmark was $1.125 million, which was funded through the issuance of $800,000 of IBT Bancorp stock, $25,000 cash, and a note payable in the amount of $300,000. The purchase proforma results of operation have not been disclosed herein because such results are immaterial.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2001 annual report and with the unaudited consolidated financial statements and notes thereto, as set forth on pages 3 through 8 of this report. On July 1, 2002, the Corporation's subsidiary IBT Title completed the purchase of Benchmark Abstract and Title of Greenville. The purchase was accounted for according to the provision of FASB Statement No. 142.

                 NINE MONTHS ENDING SEPTEMBER 30, 2002 AND 2001

RESULTS OF OPERATIONS

         Net income equaled $5.43 million for the nine month period ended September 30, 2002, compared to $4.69 million for the same period in 2001, a 15.7% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.17% for the first nine months of 2002 and 1.11% in 2001. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.39% through September 30, 2002 versus 11.53% through September 30, 2001.

REVISED SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)



                                                                 Year to Date
                                                                 September 30
                                                                 ------------
                                                             2002           2001
                                                             -------------------
INCOME STATEMENT DATA
   Net interest income                                    $16,956        $15,900
   Provision for loan losses                                  538            495
   Net income                                               5,426          4,690

PER SHARE DATA
   Net income per common share                            $  1.27        $  1.21
   Cash dividends per common share                           0.30           0.30

RATIOS
   Average primary capital to average assets                10.56%         10.78%
   Net income to average assets                              1.17           1.11
   Net income to average equity                             12.39          11.53


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

                                                                              Nine Months Ending

                                                            September 30, 2002                      September  30, 2001
                                                                   Tax         Average                     Tax            Average
                                                    Average     Equivalent      Yield/      Average      Equivalent       Yield/
                                                    Balance      Interest       Rate        Balance       Interest         Rate
                                                    -------      --------       ----        -------       --------         ----
INTEREST EARNING ASSETS
   Loans                                          $ 392,606     $  23,677       8.04%     $ 404,179    $  26,511           8.75%
   Taxable investment securities                     91,708         3,125       4.54         50,233        2,142           5.69
   Nontaxable investment securities                  44,487         2,183       6.54         34,049        1,864           7.30
   Federal funds sold                                29,075           364       1.67         25,384          802           4.21
   Other investments                                  2,731           123       6.01          2,574          138           7.15
                                                    -------        ------       ----        -------       ------           ----
         Total Earning Assets                       560,607        29,472       7.01        516,419       31,456           8.12
NONEARNING ASSETS
   Allowance for loan losses                         (5,617)                                 (5,315)
   Cash and due from banks                           23,210                                  20,947
   Premises and equipment                            14,814                                  12,141
   Accrued income and other assets                   24,163                                  16,800
                                                    -------                                 -------
         Total Assets                             $ 617,177                               $ 560,992
                                                  =========                               =========

INTEREST BEARING LIABILITIES
   Interest bearing demand deposits               $  97,339         1,091       1.49      $  81,474        1,605           2.63
   Savings deposits                                 135,652         1,728       1.70        120,123        2,582           2.87
   Time deposits                                    246,736         8,374       4.53        233,453       10,290           5.88
   Borrowed funds                                    24,163           482       5.00         10,419          425           5.44
                                                    -------        ------       ----        -------       ------           ----
Total Interest Bearing Liabilities                  492,570        11,675       3.16        445,469       14,902           4.46

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
   Demand deposits                                   57,873                                  55,389
   Other                                              8,356                                   5,907
   Shareholders' equity                              58,378                                  54,227
                                                    -------                                 -------
   Total Liabilities and Equity                   $ 617,177                               $ 560,992
                                                  =========                               =========
Net interest income (FTE)                                       $  17,797                              $  16,555
                                                                =========                              =========
Net yield on interest earning assets (FTE)                                      4.23%                                      4.27%
                                                                                ====                                       ====


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


                                                    Nine Month Period Ended September 30, 2002
                                                                     Compared to
                                                                  September 30, 2001
                                                              Increase (Decrease) Due to
                                                   --------------------------------------------
                                                       Volume           Rate             Net
                                                       ------           ----             ---
Changes in Interest Income
    Loans                                             $  (743)        $(2,091)        $(2,834)
    Taxable investment securities                       1,483            (500)            983
    Nontaxable investment securities                      527            (208)            319
    Federal funds sold                                    103            (541)           (438)
    Other investments                                       8             (23)            (15)
                                                      -------         -------         -------
              Total changes in interest income          1,378          (3,363)         (1,985)
Total changes in interest expense                       1,223          (4,450)         (3,227)
                                                      -------         -------         -------
         Net Change in Interest Margin (FTE)          $   155         $ 1,087         $ 1,242
                                                      =======         =======         =======


IBT BANCORP, INC.

TABLE 3

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)

                                                                                                             Year to Date
                                                                                                             September 30
                                                                                                     --------------------------

                                                                                                        2002             2001
                                                                                                        ----             ----
   Summary of changes in allowance:
      Allowance for loan losses - January 1                                                          $ 5,471            $ 5,162
         Loans charged off                                                                              (522)              (461)
         Recoveries of charged off loans                                                                 230                181
                                                                                                     -------            -------
         Net loans (charged off) recovered                                                              (292)              (280)
      Provision charged to operations                                                                    538                495
                                                                                                     -------            -------
      Allowance for loan losses - September 30                                                       $ 5,717            $ 5,377
                                                                                                     =======            =======

   Allowance for loan losses as a % of loans                                                            1.41%              1.33%
                                                                                                        ====               ====


NONPERFORMING LOANS
(Dollars in thousands)

                                                                                                            September 30
                                                                                                        2002               2001
                                                                                                        ----               ----
   Total amount of loans outstanding at the
      end of period                                                                                $ 406,719          $ 403,937
                                                                                                   =========          =========
   Nonaccrual loans                                                                                $   3,180          $     795
   Accruing loans past due 90 days or more                                                             2,078              3,052
   Restructured loans                                                                                    739                139
                                                                                                   ---------          ---------
                                                    Total                                          $   5,997          $   3,986
                                                                                                   =========          =========
   Loans classified as nonperforming as
      a % of outstanding loans                                                                          1.47%              0.99%
                                                                                                        ====               ====

   Loans classified as substandard to
   Allowance for loan losses - September 30                                                            104.9%              74.1%
                                                                                                       =====               ====


To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $1.18 million in the first nine months of 2002 versus $1.04 million for the same period in 2001. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 2002 to the same period in 2001, fully taxable equivalent (FTE) net interest income increased $1.24 million or 7.5%. An increase of 8.6% in average interest earning assets provided $1.38 million of FTE interest income. The majority of this increase was funded by a 10.6% increase in interest bearing deposits and borrowed funds, resulting in $1.22 million of additional interest expense. Overall, changes in volume resulted in $155,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by
1.11 %, decreasing FTE interest income by $3.36 million and the average rate paid on deposits and other borrowings decreased by 1.30%, decreasing interest expense by $4.45 million. The change in interest rates earned and paid increased FTE net interest income by $1.09 million.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.23% during 2002 versus 4.27% in 2001. The 0.04% decrease in the FTE net interest yield was primarily a result of a change in asset mix. The following table shows as a percentage of earning assets the percentage invested in each earning asset for September 30, 2002 versus the same period in 2001.


                                       September 30  September 30                      Average
                                            2002          2001           Change          Rate
                                      ------------- --------------       ------          ----

Loans                                       70.0%         78.3%        (10.06%)         8.04%
Taxable investment securities               16.4           9.7           69.1           4.54

Non-taxable investment securities            7.9           6.6           20.0           6.54
Federal funds sold                           5.2           4.9            6.1           1.67
Other                                        0.5           0.5            --            6.01
                                           -----         -----
                                           100.0%        100.0%
                                           =====         =====


As shown in the above table, there has been a substantial shift of asset composition from loans to investment securities. This shift accounted for approximately 0.03% of the decline in the net interest margin.

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

Comparing the year to date period of September 30, 2002 to September 30, 2001, the provision for loan losses was increased by $43,000 to $538,000. The provision and allowance for loan losses was increased due to an increase in loans classified as substandard. As a percentage of loans, substandard loans to outstanding loans was 1.47% in 2002 versus 0.99% in 2001. During 2002 the Corporation had net charged off loans of $292,000 compared to $280,000 in 2001. As of September 30, 2002 the allowance for loan losses was $5.72 million or 1.41% of total loans. Management's internal analysis of the estimated range for the allowance was $3.0 million to $7.2 million as of September 30, 2002. Based on this analysis, management believes the allowance for loan loss is adequate.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on sale of mortgage loans sold, title insurance revenue, and gains and losses on investment securities available for sale. There was a $1.15 million increase in fees earned from these sources during the nine months of 2002 when compared to the same period in 2001. Significant individual account changes during this period include a $363,000 increase in title insurance and related revenue, $50,000 in NSF and overdraft fees, and a $417,000 increase in gains on the sale of mortgage loans originated for sale. The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. These loans are sold without recourse. The Corporation retains the servicing of these loans. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of the servicing rights of these loans. Included in other noninterest income is a $887,000 gain from the sale of $107.7 million in mortgages through the third quarter of 2002 versus a $470,000 gain on the sale of $60.3 million for the same period in 2001. The Corporation has invested $9.7 million in bank owned life insurance. The average net rate earned on the investment is approximately 5.0% and, because of their tax free accumulation of earnings, they have a taxable equivalent rate of 7.6%. The rates on these contracts are adjustable annually on their anniversary date. The investments are with five separate insurance companies with S&P ratings of AA or better. The investment is classified in other assets on the consolidated balance sheet and income is recorded in noninterest income. The income earned from this source increased $259,000 for the nine month period of 2002 when compared to the same period of 2001.

NONINTEREST EXPENSE

Noninterest expense increased $1.37 million or 10.5% during the first nine months of 2002 when compared to the same period in 2001. The largest component of noninterest expense is salaries and employee benefits, which increased $1.05 million or 14.9%. Normal merit and promotional salary adjustments account for half of the increase with the remainder of the increase resulting from increased staffing due to the purchase of Benchmark Abstract and Title in Greenville, Michigan by IBT Title, an increase in support staff to handle the increase in mortgage volume, and a 45% increase in medical expenses and pension expenses.

Occupancy and furniture and equipment expenses increased $359,000 or 15.1% in 2002. The majority of this increase is related to a $31,000 increase in property taxes, $28,000 increase in building repairs, $170,000 increase in service contracts, and approximately $150,000 increase in depreciation due to the write-off of disposed and/or obsolete fixed assets.

Amortization of acquisition intangible and goodwill declined $343,000 during the first 9 months of 2002. The decline is related to the adoption of FASB Statement No. 142, see footnote 3 on page 8 of this report for further information.

Other operating expenses increased $303,000 or 9.3%. The increase is related to an $84,000 increase in marketing and advertising, a $108,000 increase in donations, a $71,000 increase in the cost of title insurance, and a $67,000 increase in auditing fees as a result of out sourcing a portion of the Corporation's internal audit work.


                    QUARTER ENDED SEPTEMBER 30, 2002 AND 2001

RESULTS OF OPERATIONS

Net income equaled $2.06 million for the third quarter of 2002 compared to $1.68 million for the same period in 2001, a 22.8% increase. Return on average assets equaled 1.31% for the third quarter of 2002 compared to 1.16% for the same period in 2001. Return on average equity equaled 13.73% for the third quarter of 2002 versus 12.06% for the third quarter of 2001.

REVISED SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)


                                                       Quarter Ended
                                                       September 30
                                                       ------------
                                                    2002          2001
                                                   -------------------
INCOME STATEMENT DATA
      Net interest income                         $ 5,977      $ 5,380
          Provision for loan losses                   188          167
      Net income                                    2,063        1,680
PER SHARE DATA
      Net income per common share                 $  0.48      $  0.39

      Cash dividends per common share                0.10         0.09
RATIOS
      Net income to average assets                   1.31%        1.16%
      Net income to average equity                  13.73        12.06



NET INTEREST INCOME

When comparing net interest income for the third quarter of 2002 to the same period in 2001, a 7.7% increase in average interest-earning assets provided $592,000 of additional FTE interest income. The average rate of interest-earning assets decreased 0.87%, resulting in a $1.02 million decrease in FTE interest income. The changes in average balances and the rates earned resulted in a decrease of $432,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest bearing liabilities, which increased by 8.9% in 2002. The average cost of these funds decreased by 1.24%. The changes in the average balances and rate paid on interest-bearing deposits resulted in a decline of $1.12 million of interest expense. Overall, the changes in interest rate earned and paid and average balances resulted in additional net interest income of $690,000 in the third quarter of 2002 when compared to the same period in 2001. The Corporation's FTE net interest yield increased by 0.17% to 4.39% in the third quarter of 2002. The primary reason for the increase was a larger decrease in rates paid on deposits than the decline in rates on earning assets.

PROVISION FOR LOAN LOSSES

Since December 31, 2001, total average loans outstanding have increased $8.9 million or 2.2% compared to $1.7 million or 0.4% for the same period in 2001. The allowance for loan losses as a percentage of total outstanding loans was 1.41% as of September 30, 2002 and 1.33% in 2001. During the third quarter of 2002, the Corporation had net charge-offs of $111,000. The amount provided for loan losses during the third quarter of 2002 was $188,000 and $167,000 during the same period of 2001.

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

                                                                                           Quarter Ending
                                                                September  30, 2002                      September 30, 2001
                                                                  Tax           Average                     Tax           Average
                                                    Average    Equivalent       Yield/      Average      Equivalent       Yield/
                                                    Balance     Interest        Rate        Balance       Interest         Rate
                                                    -------     --------        ----        -------       --------         ----
INTEREST EARNING ASSETS
   Loans                                          $ 403,258   $   8,021         7.96%     $ 405,405      $ 8,752        8.64%
   Taxable investment securities                     99,719       1,093         4.38         57,039          784        5.50
   Nontaxable investment securities                  48,244         806         6.68         34,101          608        7.13
   Federal funds sold                                17,967          76         1.69         31,486          280        3.56
   Other investments                                  2,748          42         6.11          2,784           46        6.61
                                                  ---------   ---------         ----      ---------      -------        ----
                     Total Earning Assets           571,936      10,038         7.02        530,815       10,470        7.89

NONEARNING ASSETS
   Allowance for loan losses                         (5,676)                                 (5,405)
   Cash and due from banks                           25,095                                  21,813
   Premises and equipment                            14,738                                  12,741
   Accrued income and other assets                   25,974                                  19,652
                                                  ---------                               ---------
                     Total Assets                 $ 632,067                               $ 579,616
                                                  =========                               =========

INTEREST BEARING LIABILITIES
   Interest bearing demand deposits               $ 105,501         374         1.42      $  84,264          484        2.30
   Savings deposits                                 133,407         519         1.56        122,471          806        2.63
   Time deposits                                    247,934       2,693         4.34        241,249        3,427        5.68
   Borrowed funds                                    13,789         168         4.87         11,705          159        5.43
                                                  ---------   ---------         ----      ---------      -------        ----
   Total Interest Bearing Liabilities               500,631       3,754         3.00        459,689        4,876        4.24

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
   Demand deposits                                   61,144                                  58,471
   Other                                             10,169                                   5,749
   Shareholders' equity                              60,123                                  55,707
                                                  ---------                               ---------
   Total Liabilities and Equity                   $ 632,067                               $ 579,616
                                                  =========                               =========
Net interest income (FTE)                                         6,284                                  $ 5,594
                                                                  =====                                  =======
Net yield on interest earning assets (FTE)                                      4.39%                                   4.22%
                                                                                ====                                    ====



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


                                                    Quarter Ended September 30, 2002
                                                               Compared to
                                                           September  30, 2001
                                                        Increase (Decrease) Due to
                                                  -----------------------------------
                                                  Volume          Rate            Net
                                                  ------          ----            ---
CHANGES IN INTEREST INCOME
 Loans                                          $  (46)        $  (685)        $  (731)
 Taxable investment securities                     493            (184)            309
 Nontaxable investment securities                  238             (40)            198
 Federal funds sold                                (92)           (112)           (204)
 Other Investments                                  (1)             (3)             (4)
                                                ------         -------         -------
     Total changes in interest income              592          (1,024)           (432)
 Total changes in interest expense                 289          (1,411)         (1,122)
                                                ------         -------         -------
     Net Change in Interest Margin (FTE)        $  303         $   387         $   690
                                                ======         =======         =======




NONINTEREST INCOME

Noninterest income earned in the third quarter of 2002 compared to the same period in 2001, increased $655,000 or 420%. The most significant changes were a $262,000 increase from the gain on sale of mortgages, an increase of $303,000 in title and abstract revenue, an increase of $50,000 in income earned on the cash value of life insurance, and an increase of $42,000 in NSF and overdraft fees.

NONINTEREST EXPENSE

Noninterest expense increased $781,000 or 17.6% during the third quarter of 2002 when compared to 2001. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Comparing 2002 to 2001, salaries and employee benefits increased $416,000, occupancy expense and furniture and equipment expense increased $201,000, amortization and acquisition intangible and good will expenses declined $116,000, and other operating expenses increased $280,000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2001, total assets increased $44.9 million to $637.0 million. During this period the net loan portfolio increased $8.6 million, fed funds sold decreased $26.2 million, investment securities increased $47.8 million, and other assets increased $1.9 million. Changes in funding sources include a $1.9 million increase in noninterest bearing deposits, an increase in interest bearing deposits of $29.4 million, an increase in borrowings of $5.0 million, and a $7.3 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 2002, cash and cash equivalents as a percentage of total assets equaled 6.6%, versus 9.4% as of December 31, 2001. During the first nine months of 2002, $803,000 in net cash was provided from operations, and $36.0 million was provided by financing activities. Investing activities used $50.2 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $13.4 million decrease in cash and cash equivalents during the first nine months of 2002.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $151.7 million as of September 30, 2002 and $102.5 million as of December 31, 2002. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $7.3 million since December 31, 2001.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, less unamortized acquisition intangible, was 10.4% at September 30, 2002.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2002:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                                           IBT Bancorp
                                                                             Actual
                                                       Required             09/30/02
                                                       --------             --------

         Equity Capital                                  4.00%               14.48%
         Secondary Capital*                              4.00                 1.25
         Total Capital                                   8.00%               15.73%


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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2002. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

    Quantitative Disclosures of Market Risk


                                                                            September 30
                                             -----------------------------------------------------------------------
                                                 2003          2004           2005          2006          2007
                                             -----------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets               $  6,700          --             --            --            --
    Average interest rates                        1.75%         --             --            --            --
  Fixed interest rate securities              $ 11,287      $ 28,695       $ 45,407      $ 18,383      $  7,615
    Average interest rates                        4.15%         4.33%          3.97%         4.05%         4.40%
  Fixed interest rate loans                   $ 95,992      $ 77,595       $ 92,605      $ 26,674      $ 25,277
    Average interest rates                        8.19%         8.24%          8.01%         8.03%         7.94%
  Variable interest rate loans                $ 43,277      $ 12,836       $  4,472      $  3,032      $  2,022
    Average interest rates                        7.24%         3.36%          6.25%         6.21%         4.85%

Rate sensitive liabilities
  Borrowed funds                              $  3,027      $  1,053       $     53      $     53      $  5,053
    Average interest rates                        1.11%         5.01%          4.16%         4.16%         5.08%
  Savings and NOW accounts                    $143,310      $ 19,340       $ 15,733      $ 12,937      $ 11,987
    Average interest rates                        1.71%         1.69%          1.79%         2.32%         1.46%
  Fixed interest rate time deposits           $133,797      $ 35,054       $ 31,766      $ 23,365      $ 22,632
    Average interest rates                        5.03%         5.82%          5.74%         5.61%         6.25%
  Variable interest rate time deposits        $    902      $    484       $      9      $      0      $    248
    Average interest rates                        3.38%         4.09%           --            --           --



                                                                                          Fair Value
                                                              ----------------------------------------
                                                               Thereafter       Total      09/30/02
                                                              ----------------------------------------
Rate sensitive assets
  Other interest bearing assets                                    --       $   6,700      $  6,700
    Average interest rates                                         --            1.75%
  Fixed interest rate securities                               $ 42,337     $ 153,724      $153,800
    Average interest rates                                         4.69%         4.28%
  Fixed interest rate loans                                    $ 22,030     $ 340,173      $345,915
    Average interest rates                                         7.55%         8.08%
  Variable interest rate loans                                 $    907     $  66,546      $ 66,546
    Average interest rates                                         4.07%         6.26%

Rate sensitive liabilities
  Borrowed funds                                               $  7,381     $  16,620      $ 17,381
    Average interest rates                                         5.50%         4.53%
  Savings and NOW accounts                                     $ 31,816     $ 235,123      $235,123
    Average interest rates                                         1.12%         1.65%
  Fixed interest rate time deposits                            $    228     $ 246,843      $253,631
    Average interest rates                                         3.77%         5.40%
  Variable interest rate time deposits                         $      0     $   1,643      $  1,643
    Average interest rates                                         --            3.06%










    Quantitative Disclosures of Market Risk

                                                                          September 30
                                             ------------------------------------------------------------------
                                                 2002          2003         2004         2005        2006
                                             ------------------------------------------------------------------
     Rate sensitive assets
  Other interest bearing assets               $   6,650         --           --           --          --
    Average interest rates                         3.00%        --           --           --          --
  Fixed interest rate securities              $   6,090     $ 29,135     $ 17,574     $ 15,374       4,484
    Average interest rates                         5.73%        4.55%        5.12%        4.68%       4.60%
  Fixed interest rate loans                   $ 105,133     $ 78,711     $ 92,646     $ 40,006    $ 23,459
    Average interest rates                         9.32%        8.42%        8.18%        8.30%       8.26%
  Variable interest rate loans                $  47,506     $  1,923     $     68     $      1        --
    Average interest rates                         8.02%       10.06%        7.75%        8.75%       --

Rate sensitive liabilities
  Borrowed funds                              $   3,230         --       $  5,000     $  1,000        --
    Average interest rates                         4.94%        --           5.08%        5.06%       --
  Savings and NOW accounts                    $ 115,215     $ 17,249     $ 14,018     $ 11,528    $ 10,661
    Average interest rates                         2.70%        2.27%        2.18%        2.54%       1.84%
  Fixed interest rate time deposits           $ 146,620     $ 35,644     $ 22,555     $ 24,522    $ 12,496
    Average interest rates                         5.47%        6.04%        5.95%        6.40%       6.63%
  Variable interest rate time deposits        $     778     $    426         --           --          --
    Average interest rates                         4.09%        4.09%        --           --          --



                                                                                     Fair Value
                                                 -----------------------------------------------
                                                     Thereafter         Total         09/30/01
                                                 -----------------------------------------------
     Rate sensitive assets
  Other interest bearing assets                          --          $   6,650        $  6,650
    Average interest rates                               --               3.00%
  Fixed interest rate securities                     $ 32,929        $ 105,586        $105,890
    Average interest rates                               4.91%            4.85%
  Fixed interest rate loans                          $ 14,484        $ 354,439        $363,569
    Average interest rates                               7.58%            8.56%
  Variable interest rate loans                           --          $ 49,498         $49,498
    Average interest rates                               --               8.10%

Rate sensitive liabilities
  Borrowed funds                                     $  2,400        $  11,630        $ 12,107
    Average interest rates                               6.65%            5.36%
  Savings and NOW accounts                           $ 28,080        $ 196,751        $196,751
    Average interest rates                               1.46%            2.39%
  Fixed interest rate time deposits                      --          $ 241,837        $247,908
    Average interest rates                               --               5.75%
  Variable interest rate time deposits                   --          $   1,204        $  1,204
    Average interest rates                               --               4.09%


ITEM 4 -- CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures -- Dennis P. Angner, the Corporate Principal Executive Officer and Principal Financial Officer, has reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)] as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, providing him with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Controls -- There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.



                           PART II - OTHER INFORMATION


         Item 6    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits 99.01 Certification of Chief Executive Officer and Chief Financial Officer.

         (b) No reports on Form 8-K were filed or required to be filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IBT Bancorp, Inc.
                                                 -----------------------
Date:   October 31, 2002                         /s/ Dennis  P. Angner
        ---------------------                    -------------------------------
                                                 President and CEO and Principal
                                                 Financial Officer




CERTIFICATIONS

I, Dennis P. Angner, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of IBT Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   October 31, 2002                            /s/Dennis P. Angner
     -----------------------                        ----------------------------
                                                    President and CEO, Principal
                                                    Executive Officer and
                                                    Principal Financial Officer

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

Exhibit                                                        Sequentially
Number                  Description                            Numbered Page

99.01                   Statement Pursuant to
                        Title 18 -- USC Section 1350                28