Form 10-K
period 2002-12-31
IBT BANCORP INC /MI/
filed 2003-03-24
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2002
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from             to
                               -----------    -----------

Commission File Number: 0-18415
                        -------

                                IBT BANCORP, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

              Michigan                                    38-2830092
   --------------------------------                 ---------------------
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

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
----------------------------         ------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [ ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $151,823,000 as of March 3, 2003.

The number of shares outstanding of the registrant's Common Stock (no par value) was 4,337,807 as of March 3, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                           Part of Form 10-K Incorporated into
         ---------                           -----------------------------------
IBT Bancorp, Inc. Proxy Statement
for its Annual Meeting of Shareholders       Part III
to be held April 29, 2003

                                     PART I

ITEM 1. BUSINESS

GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has seven subsidiaries: Isabella Bank and Trust, Farmers State Bank, IBT Financial Services, IBT Title, IBT Loan Production, IBT Personnel, LLC, and Financial Group Information Services. Isabella Bank and Trust has sixteen banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. Farmers State Bank of Breckenridge has three offices located in Gratiot and Saginaw Counties. IBT Financial Services is a full service retail brokerage and insurance agency offering stocks, bonds, mutual funds, life insurance, casualty insurance, and fixed and variable annuities. IBT Title provides title insurance, abstract searches, and closes loans in Isabella, Montcalm, and Mecosta Counties. IBT Loan Production originates residential real estate mortgages. Its principal products are 15 and 30 year fixed rate loans. All loans originated are sold with servicing to Isabella Bank and Trust. IBT Personnel, LLC, is an employee leasing company. Financial Group Information Services provides computer services to the Corporation's other subsidiaries. All employees of the Corporation are employed by IBT Personnel and leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, northern Montcalm, and southern Clare. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with enrollment of approximately 30,000 students. The area unemployment rate is approximately 5.0% and average household income is $38,000.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. Its subsidiary banks are community banks and focus on providing high-quality, personalized service at a fair price. The banks offer a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and credit card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The subsidiary banks limit lending activities to local markets and have not purchased any loans from the secondary market. They do not make loans to fund leveraged buyouts, they have no foreign corporate or government loans, and limited corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the banks loan portfolio as of December 31, 2002.

LOANS BY MAJOR LENDING CATEGORY
  (in thousands)                                                          Amount         %
                                                                         ---------   ---------
Residential real estate
   One to four family residential                                        $ 162,435        40.2%
   Construction & land development                                          21,537         5.3
                                                                         ---------   ---------
                                                          Total            183,972        45.5
Commercial
   Commercial real estate                                                   86,509        21.4
   Farmland & agricultural production                                       54,788        13.5
   Commercial and other                                                     40,433        10.0
                                                                         ---------   ---------
                                                          Total            181,730        44.9
Other individual
   Other personal                                                           36,602         9.1
   Credit cards                                                              2,176         0.5
                                                                         ---------   ---------
                                                          Total             38,778         9.6
                                                                         ---------   ---------
                                                          TOTAL          $ 404,480       100.0%
                                                                         =========   =========

First and second residential mortgages are the single largest category of loans (45.5% of total loans). The Corporation, through its subsidiary banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand. Currently all loans with a fixed maturity over 7 years are sold. The Corporation has a policy that these loans may not exceed 10% of its total assets.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the loans have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $250,000 require the approval of either the subsidiary bank's Board of Directors or its loan committee.

Construction and land development loans consist mostly of 1 to 4 family residential properties. These loans have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Construction loans are either converted to permanent loans at the completion of construction or are paid off from financing through another financial institution.

Commercial lending, which includes loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial operating loans equaled 44.9% of the Corporation's loan portfolio at December 31, 2002. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $5.0 million at its subsidiary banks. Borrowers with credit needs of more than $5.0 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analysis, and reviews credit reports.

Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. Loan amortization is generally for a period of up to 6 years; except home improvement loans, which are amortized for up to 10 years. The underwriting emphasis is on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold to the secondary market. All student loans are sold to the secondary market upon reaching a payout status.

SUPERVISION AND REGULATION

The Corporation is subject to supervision and regulation by the Securities and Exchange Commission under the Securities Act of 1933 and 1934 and by the Federal Reserve Board under the Financial Services Holding Company Act of 2000. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it. (See Regulation below.)

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

IBT Title, Inc., a non-banking subsidiary of IBT Bancorp, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in a similar title insurance agency, FSSB Title, LLC.

PERSONNEL

As of December 31, 2002, the Corporation had two full-time employees, Isabella Bank and Trust had 167, Farmers State Bank of Breckenridge had 51, IBT Financial Services had two, IBT Title had nineteen, IBT Loan Production had one, and Financial Group Information Services had ten. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Corporation's subsidiary banks are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the bank's business. However, neither the Corporation nor the banks are involved in any material pending litigation.

                             AVAILABLE INFORMATION

The Corporation does not maintain a website. Consequently, the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are not available on a Corporation website. The Corporation will provide paper copies of its reports to the SEC free of charge upon request of a shareholder.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Corporation (CIK #0000842517) and other issuers that file electronically with the SEC.

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and of the Banks are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. Treasury securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the banks cannot be predicted.

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

Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to its subsidiary banks and to commit resources to support its subsidiaries. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Corporation would not otherwise be required to provide it.

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

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") into law. The Sarbanes-Oxley Act provides for sweeping changes dealing with corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act, entitled "Corporate Responsibility for Financial Reports" required the SEC to adopt numerous new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance, among other new requirements. New rules, which took effect August 29, 2002, require a company's chief executive and chief financial officers to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. See Certifications on page 62 for such certifications of the financial statements and other information for this 2002 Form 10-K. See Item 14, "Controls and Procedures" for the Corporation's evaluation of disclosure controls and procedures. The Corporation is also filing as an exhibit to this report a certificate called for under Section 906 of the Sarbanes-Oxley Act.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on pages 22-23 and "Note K - Commitments and Other Matters" and "Note M - Regulatory Capital Matters" on pages 46, 47, and 48, respectively.

SUBSIDIARY BANKS

The banks are subject to regulation and examination primarily by the Office of Financial and Insurance Services. As insured state banks, which are members of the Federal Reserve Bank of Chicago, the subsidiaries are also subject to regulation and examination by the FDIC and the Federal Reserve.

The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.

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

ITEM 2. PROPERTIES

The Corporation's offices are located in the main office building of the Isabella Bank and Trust. Isabella Bank and Trust owns 15 branches and leases one and Farmers State Bank owns three branches. IBT Title owns one office, and leases one. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has excess capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 2002.

                                                                        Year            Approximate             Net
                                                                      Facility            Square             Book Value
                                                                       Opened             Footage            12/31/02(1)
                                                                      --------          -----------         ------------
Isabella Bank and Trust
     Main Office
     200 East Broadway(2)
     Mt. Pleasant, Michigan                                             1903               27,640            $   380,801

Main Office Extension(2)
     Customer Service Center
     139 East Broadway
     Mt. Pleasant, Michigan                                             1985               19,136            $ 1,021,241

Operations Center
     2750 Three Leaves Drive
     Mt. Pleasant, Michigan                                             2001               15,000            $ 1,462,302

Isabella County Branch Offices
     1416 East Pickard(3)
     Mt. Pleasant, Michigan                                             1983                1,450            $   454,296

     2133 South Mission(6)
     Mt. Pleasant, Michigan                                             1976                1,560            $   326,420

                                                                        Year            Approximate              Net
                                                                      Facility            Square             Book Value
                                                                       Opened             Footage            12/31/02(1)
                                                                      --------          -----------         -------------
     200 South University(4)
     Mt. Pleasant, Michigan                                             1964                1,795            $     52,554

     1402 West High
     Mt. Pleasant, Michigan                                             1973                2,150            $     49,734

     401 East Main Street(5)
     Blanchard, Michigan                                                1911                6,561            $     16,458

     500 East Wright Avenue
     Shepherd, Michigan                                                 1980                1,830            $    201,052

     3388 N. Woodruff Rd.
     Weidman, Michigan                                                  1975                 5,40            $     69,672

     1867 Winn Road
     Beal City, Michigan                                                1977                1,100            $     44,742

Montcalm County Branch Office
     313 W. Bridge Street(6)
     Six Lakes, Michigan                                                1966                1,527            $    360,342

Clare County Branch Offices
     532 N. McEwan Street
     Clare, Michigan                                                    1993                7,300            $    326,434
     1125 N. McEwan Street
     Clare, Michigan                                                    1997                  525            $    382,905

Mecosta County Branch Offices
     220 W. Wheatland Street
     Remus, Michigan                                                    1998                4,273            $    290,803

     240 E. Northern Avenue
     Barryton, Michigan                                                 1998                4,273            $    234,257

     8529 - 100th Avenue(8)
     Stanwood, Michigan                                                 1998                2,665            $     17,437

IBT Title
     Isabella County
     209 E. Broadway
     Mt. Pleasant, Michigan                                             1998                2,640            $    205,556

                                                                        Year            Approximate              Net
                                                                      Facility            Square              Book Value
                                                                       Opened             Footage            12/31/02(1)
                                                                      --------          -----------         -------------
Mecosta County
     119 Michigan Avenue
     Big Rapids, Michigan                                               1999               1,700            $     40,833

Clare County
     404 N. McEwan
     Clare, Michigan                                                    2001               1,450            $     20,496

Farmers State Bank of Breckenridge
     Main Office                                                        1967              13,700            $    734,491
     316 E. Saginaw
     Breckenridge, Michigan

     Ithaca Branch
     1402 E. Center
     Ithaca, Michigan                                                   1991               2,387            $    246,301

     Hemlock Branch(9)
     16490 Gratiot
     Hemlock, Michigan                                                  1994               1,840            $    928,079

(1) includes land and buildings

(2) remodeled in 2001

(3) substantially remodeled in 1990

(4) partially remodeled in 1986 and 1988

(5) substantially remodeled in 1976 and partially remodeled in 1986

(6) substantially remodeled in 1992 and 1996

(7) substantially remodeled in 1985 and 1993

(8) leased facilities

(9) substantially remodeled in 2002

3. LEGAL PROCEEDINGS

The Corporation and its banks are not involved in any material pending legal proceedings. The banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions which arises out of the normal course of their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2002 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS

COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which the management of the Corporation is aware. From January 1, 2001 through December 31, 2002 there were, so far as management knows, 196 sales of the Corporation's common stock. These sales involved 103,587 shares. The prices were reported to management in only some of the transactions and management cannot confirm the prices which were reported during this period. The highest known price paid for the Bank's stock was $35.00 per share in the fourth quarter of 2002, and the lowest price was $27.27 per share in the first quarter of 2001. The following is a summary of all known transfers since January 1, 2001. All of the information has been adjusted to reflect the 10% stock dividend paid on February 28, 2002.

                        Number of  Number of    Low         High
     Date                 Sales     Shares      Bid         Bid
--------------          ---------  --------- ---------   ----------

          2001
 First Quarter              28      14,972   $   27.27   $   30.91
Second Quarter              21      14,019       28.18       29.09
 Third Quarter              22      10,472       29.09       29.09
Fourth Quarter              12      11,081       29.09       30.45

          2002
 First Quarter              27       6,022       32.00       34.00
Second Quarter              31      29,213       33.00       33.00
 Third Quarter              31      11,538       33.00       33.00
Fourth Quarter              24       6,270       33.00       35.00

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 28, 2002.

                        2002        2001
                     ---------   ---------
 First Quarter       $    0.10   $    0.09
Second Quarter            0.10        0.09
 Third Quarter            0.10        0.09
Fourth Quarter            0.30        0.28
                     ---------   ---------
         TOTAL       $    0.60   $    0.55
                     =========   =========

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 4,336,283 shares are issued and outstanding as of December 31, 2002. As of year end 2002, there were 1,700 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                     SUMMARY OF SELECTED FINANCIAL DATA (1)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             2002         2001          2000         1999         1998
                                           ---------    ---------    ---------    ---------    ---------
INCOME STATEMENT DATA
  Total interest income                    $  38,161    $  40,798    $  38,754    $  35,445    $  33,651
  Net interest income                         22,905       21,538       20,352       19,224       17,601
  Provision for loan losses                    1,025          770          565          509          531
  Net income                                   6,925        6,066        5,431        5,244        4,701
BALANCE SHEET DATA
  End of year assets                       $ 652,717    $ 592,143    $ 540,897    $ 503,596    $ 485,983
  Daily average assets                       623,507      566,547      516,145      493,606      451,668
  Daily average deposits                     549,970      494,847      452,664      441,566      405,291
  Daily average loans/net                    390,613      399,239      380,392      332,083      300,794
  Daily average equity                        59,540       54,787       50,506       45,482       41,670
PER SHARE DATA(2)
  Net income                               $    1.61    $    1.42    $    1.28    $    1.25    $    1.14
  Cash dividends                                0.60         0.55         0.49         0.45         0.44
  Book value (at year end)                     14.63         3.30        11.31        11.13        10.75
FINANCIAL RATIOS
  Shareholders' equity to assets                9.71%        9.60%        9.60%        9.35%        9.09%
  Net income to average equity                 11.63        11.07        10.75        11.53        11.28
  Cash dividend payout to net income           37.33        38.36        38.30        36.80        37.94
  Net income to average assets                  1.11         1.07         1.05         1.06         1.04


                                                           2002                                           2001
                                      ---------------------------------------------   ---------------------------------------------
Quarterly Operating Results:             4th         3rd         2nd         1st         4th         3rd         2nd          1st
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
   Total interest income              $   9,530   $   9,731   $   9,433   $   9,467   $   9,996   $  10,256   $  10,338   $  10,208
   Interest expense                       3,581       3,754       3,850       4,071       4,358       4,876       4,985       5,041
   Net interest income                    5,949       5,977       5,583       5,396       5,638       5,380       5,353       5,167
   Provision for loan losses                487         188         162         188         275         167         166         162
   Noninterest income                     2,750       2,213       1,572       1,568       1,990       1,558       1,464       1,186
   Noninterest expenses                   6,279       5,227       4,648       4,618       5,573       4,446       4,395       4,280
   Net income                             1,499       2,063       1,749       1,614       1,376       1,680       1,622       1,388
Per Share of Common Stock:(2)
   Net income                         $    0.35   $    0.48   $    0.41   $    0.38   $    0.32   $    0.39   $    0.37   $    0.34
   Cash dividends                          0.30        0.10        0.10        0.10        0.28        0.09        0.09        0.09
   Book value                             14.63       14.86       14.02       13.51       13.30       13.39       12.92       12.57

(1) 2000 and prior years presented were restated for the merger in August 2000 with FSB Bancorp, which was accounted for as a pooling of interests.

(2) Retroactively restated for the 10% stock dividend paid on February 28, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IBT BANCORP FINANCIAL REVIEW
(All dollars in thousands)

The following is management's discussion and analysis of the financial condition and results of operations for IBT Bancorp (the Corporation). This discussion and analysis is intended to provide a better understanding of the financial statements and statistical data included elsewhere in the Annual Report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and servicing assets to be its most critical accounting policies.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses.

Servicing assets are recognized when loans are sold with servicing retained. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated future current market rates for the expected life of the loans. The Corporation uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.

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

                                                 2002                           2001                           2000
                                     -----------------------------  -----------------------------  -----------------------------
                                                 Tax       Average              Tax      Average               Tax      Average
                                     Average  Equivalent   Yield/   Average  Equivalent   Yield/   Average  Equivalent   Yield/
                                     Balance   Interest     Rate    Balance   Interest     Rate     Balance  Interest    Rate

INTEREST EARNING ASSETS
  Loan                               $396,234  $ 31,554      7.96%  $404,586  $ 35,118      8.68%  $380,392  $ 33,333      8.76%
  Taxable investment securities        94,383     4,197      4.45     54,171     2,993      5.53     62,581     3,666      5.86
  Nontaxable investment securities     45,663     2,864      6.27     34,748     2,481      7.14     29,914     2,194      7.33
  Federal funds sold                   26,364       423      1.60     23,827       897      3.76      2,731       170      6.22
  Other investments                     2,735       165      6.03      2,626       180      6.85      2,256       173      7.67
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
     TOTAL EARNING ASSETS             565,379    39,203      6.93    519,958    41,669      8.01    477,874    39,536      8.27
NONEARNING ASSETS
  Allowance for loan losses            (5,621)                        (5,347)                        (4,939)
  Cash and due from banks              24,236                         21,052                         18,253
  Premises and equipment               14,983                         12,461                         10,385
  Accrued income and other assets      24,530                         18,423                         14,572
                                     --------                       --------                       --------
     TOTAL ASSETS                    $623,507                       $566,547                       $516,145
                                     ========                       ========                       ========
INTEREST BEARING LIABILITIES
  Interest bearing demand deposits   $ 98,478     1,406      1.43   $ 81,260     1,955      2.41   $ 68,017     1,987      2.92
  Savings deposits                    135,792     2,201      1.62    121,202     3,258      2.69    122,610     3,908      3.19
  Time deposits                       247,182    10,971      4.44    235,481    13,465      5.72    206,849    12,032      5.82
  Borrowed funds                       13,960       678      4.86     10,712       582      5.43      7,158       475      6.64
                                     --------  --------  --------   --------  --------  --------   --------  --------  --------
TOTAL INTEREST BEARING LIABILITIES    495,412    15,256      3.08    448,655    19,260      4.29    404,634    18,402      4.55

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                      59,518                         56,904                         55,188
  Other                                 9,037                          6,201                          5,817
  Shareholders' equity                 59,540                         54,787                         50,506
                                     --------                       --------                       --------
       TOTAL LIABILITIES AND EQUITY  $623,507                       $566,547                       $516,145
                                     ========                       ========                       ========

NET INTEREST INCOME (FTE)                      $ 23,947                       $ 22,409                       $ 21,134
                                               ========                       ========                       ========
NET YIELD ON INTEREST EARNING
  ASSETS (FTE)                                               4.24%                          4.31%                          4.42%
                                                         ========                       ========                       ========

RESULTS OF OPERATIONS

The Corporation achieved record net income for the sixteenth consecutive year in 2002 with net earnings of $6,925 versus $6,066 in 2001.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets was 1.11% in 2002, 1.07% in 2001, and 1.05% in 2000. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity was 11.63% in 2002, 11.07% in 2001, and 10.75% in 2000.

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors, however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,524 in 2002, $1,425 in 2001; and $957 in 2000. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                      2002 Compared to 2001               2001 Compared to 2000
                                                   Increase (Decrease) Due to          Increase (Decrease) Due to
                                                --------------------------------    --------------------------------
                                                 Volume       Rate         Net       Volume       Rate         Net
                                                --------    --------    --------    --------    --------    --------

CHANGES IN INTEREST INCOME
     Loans                                      $   (713)   $ (2,851)   $ (3,564)   $  2,103    $   (318)   $  1,785
     Taxable investment securities                 1,878        (674)      1,204        (473)       (200)       (673)
     Nontaxable investment securities                711        (328)        383         346         (59)        287
     Federal funds sold                               87        (561)       (474)        819         (92)        727
     Other investments                                 7         (22)        (15)         27         (20)          7
                                                --------    --------    --------    --------    --------    --------
          TOTAL CHANGES IN INTEREST INCOME         1,970      (4,436)     (2,466)      2,822        (689)      2,133

CHANGES IN INTEREST EXPENSE
     Interest bearing demand deposits                357        (906)       (549)        351        (383)        (32)
     Savings deposits                                356      (1,413)     (1,057)        (44)       (606)       (650)
     Time deposits                                   642      (3,136)     (2,494)      1,640        (207)      1,433
     Other borrowings                                163         (67)         96         205         (98)        107
                                                --------    --------    --------    --------    --------    --------
         TOTAL CHANGES IN INTEREST EXPENSE         1,518      (5,522)     (4,004)      2,152      (1,294)        858

                                                --------    --------    --------    --------    --------    --------
  NET CHANGE IN FTE NET INTEREST INCOME         $    452    $  1,086    $  1,538    $    670    $    605    $  1,275
                                                ========    ========    ========    ========    ========    ========

As shown in Tables 1 and 2, when comparing year ending December 31, 2002 to 2001, fully taxable equivalent (FTE) net interest income increased $1,538 or 6.9%. An increase of 8.7% in average interest earning assets provided $1,970 of FTE interest income. The majority of this growth was funded by a 10.4% increase in interest bearing liabilities, resulting in $1,518 of additional interest expense. Overall, changes in volume resulted in $452 in additional FTE interest income. The average FTE interest rate earned on assets decreased by 1.08%, decreasing FTE interest income by $4,436, and the average rate paid on deposits decreased by 1.21%, decreasing interest expense by $5,522. The net change related to interest rates earned and paid was a $1,086 increase in FTE net interest income.

The Corporation's FTE net yield as a percentage of average earning assets decreased 0.07%. The decrease was primarily the result of a significant change in the mix of assets and funding sources. Average investment securities as a percentage of total earning assets, increased 7.7% to 24.8% in 2002, while loans, the Corporation's highest yielding assets, decreased 7.7% to 70.1%. The change in mix resulted in a 0.23% decrease in the FTE net yield on interest earning assets. The funding of interest earning assets was done primarily through a 10.4% increase in the percentage of average earning assets funded by interest bearing liabilities. The increased utilization of interest bearing liabilities in funding earning assets resulted in a 0.04% decrease in the FTE net yield on interest earning assets.

Net interest income increased $1,275 to $22,409 in 2001 from $21,134 in 2000. As shown in Tables 1 and 2, in 2001 (FTE) interest income increased $2,822, from an 8.8% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 10.9% increase in interest bearing liabilities that resulted in additional interest expense of $2,152. Overall, the Corporation earned an additional $670 in FTE interest income as a result of increased volume. The average rate earned in 2001 decreased by 0.26%, decreasing FTE interest income by $689, and the average rate paid on deposits decreased by 0.26%, decreasing interest expense by $1,294. The net change related to interest rates earned and paid was a $605 increase in FTE net interest income.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 72.0% of the Corporation's total year end deposits and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, the Banks' Boards of Directors and senior management teams spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential future losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential future losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, past and recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans, that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 1.7% in 2002 and decreased 1.4% in 2001. The provision for loan losses in 2002 was $1,025, a $255 increase from 2001 and a $460 increase from 2000. The 2002 provision for loan losses was increased as a result of increases in net charged-off loans of $442 and loans classified as nonperforming of $2,484. The majority of the increase in nonperforming loans is related to one farm credit which was in the process of liquidation at year end. Management does not expect any significant additional losses related to this credit. The allowance for loan losses as a percentage of total outstanding loans was 1.38% at both December 31, 2002, and 2001. The Corporation's net charged off loans as a percentage of average loans was 0.23% in 2002 and 0.11% in 2001.

                    TABLE 3. SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of loan balances at the end of each year and their daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance which have been expensed.

                                                                                 December 31
                                                     ------------------------------------------------------------------
                                                        2002          2001          2000          1999          1998
                                                     ----------    ----------    ----------    ----------    ----------
Amount of loans outstanding
  at the end of year                                 $  404,480    $  397,864    $  403,679    $  355,846    $  318,914
                                                     ==========    ==========    ==========    ==========    ==========
Average gross loans outstanding
  for the year                                       $  396,234    $  404,586    $  380,392    $  332,083    $  300,794
                                                     ==========    ==========    ==========    ==========    ==========
Summary of changes in allowance
  Allowance for loan losses - January 1              $    5,471    $    5,162    $    4,622    $    4,412    $    4,112
    Loans charged off
      Commercial and agricultural                           506           271            65           221           252
      Real estate mortgage                                  236            70            58            78            70
      Personal                                              460           351           295           347           297
                                                     ----------    ----------    ----------    ----------    ----------
                         TOTAL LOANS CHARGED OFF          1,202           692           418           646           619

    Recoveries
      Commercial and agricultural                           140            35           172            86           255
      Real estate mortgage                                   18            41            64            92            13
      Personal                                              141           155           157           169           120
                                                     ----------    ----------    ----------    ----------    ----------
                                TOTAL RECOVERIES            299           231           393           347           388
    Net charge offs                                         903           461            25           299           231
    Provision charged to income                           1,025           770           565           509           531
                                                     ----------    ----------    ----------    ----------    ----------
         ALLOWANCE FOR LOAN LOSSES - DECEMBER 31     $    5,593    $    5,471    $    5,162    $    4,622    $    4,412
                                                     ==========    ==========    ==========    ==========    ==========
  Ratio of net charge offs during the
    year to average loans outstanding                      0.23%         0.11%         0.01%         0.09%         0.08%
                                                     ==========    ==========    ==========    ==========    ==========
  Ratio of the allowance for loan losses
    to loans outstanding at year end                       1.38%         1.38%         1.28%         1.30%         1.38%
                                                     ==========    ==========    ==========    ==========    ==========

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 2002 and 2001 was 1.19% and 0.64% of total loans, respectively. Average nonperforming loans for the peer group was 0.87%. The peer group is a composite of financial information of all bank holding companies with assets between $500 million and $1 billion; there were 330 bank holding companies in the Corporation's peer group for the period indicated. The Banks' policies, including a loan considered impaired under Statement of Financial Accounting Standards (SFAS) No. 118, are to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, or a determination that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection.

                          TABLE 4. NONPERFORMING LOANS


The following loans are all the credits which require classification for state or federal regulatory purposes:

                                                                         December 31
                                                2002           2001         2000         1999           1998
                                             ----------    ----------    ----------    ----------    ----------
Nonaccrual loans                             $    2,484    $    1,346    $      382    $      945    $      274
Accruing loans past due 90 days or more           1,840         1,219         1,484           618         1,130
Restructured loans                                  479            --            --            --            --
                                             ----------    ----------    ----------    ----------    ----------
        TOTAL NONPERFORMING LOANS            $    4,803    $    2,565    $    1,866    $    1,563    $    1,404
                                             ==========    ==========    ==========    ==========    ==========

NONPERFORMING LOANS AS % OF LOANS                  1.19%         0.64%         0.46%         0.44%         0.44%
                                             ==========    ==========    ==========    ==========    ==========

As of December 31, 2002, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies which, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

Management's internal analysis of the estimated range for the allowance was $2,900 to $7,300 as of December 31, 2002. In management's opinion, the allowance for loan losses of $5,593 is adequate as of December 31, 2002. Management has allocated, as reflected in Table 5, the allowance for loan losses to the following categories: 33.4% to commercial and agricultural loans; 29.5% to real estate loans; 30.0% to installment loans; and 7.1% unallocated. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available to fund loan loss without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:

                                                                        December 31
                                   2002                 2001                2000                 1999                  1998
                            ------------------   ------------------   ------------------   ------------------   ------------------
                                 % of Each           % of Each            % of Each           % of Each             % of Each
                                 Category             Category             Category            Category             Category
                            Allowance to Total   Allowance to Total   Allowance to Total   Allowance to Total   Allowance to Total
                            Amount      Loans    Amount      Loans    Amount     Loans      Amount    Loans     Amount      Loans
                            -------   --------   -------   --------   -------   --------   -------   --------   -------   --------
Commercial and agricultural $ 1,868      29.5%   $ 2,081      26.9%   $ 1,301      26.6%   $ 1,502      26.9%   $ 1,473      27.3%
Real estate mortgage          1,649      57.0      1,408      59.7      1,559      60.0      1,232      59.8      1,171      58.4
Installment                   1,679      13.5      1,577      13.4      1,923      13.4      1,555      13.3      1,467      14.3
Unallocated                     397        --        405        --        379        --        333        --        301        --
                            -------   -------    -------   -------    -------   -------    -------   -------    -------   -------
                  TOTAL     $ 5,593     100.0%   $ 5,471     100.0%   $ 5,162     100.0%   $ 4,622     100.0%   $ 4,412     100.0%
                            =======   =======    =======   =======    =======   =======    =======   =======    =======   =======

NONINTEREST INCOME

Noninterest income consists of trust fees, service charges on deposit accounts, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and other. As is the case for many financial institutions, management believes fee income is increasingly important as a source of net earnings and expects this trend to continue. There was a $1,905 or 30.7% increase in fees earned from these sources during 2002. Significant changes during 2002 include a $643 increase from the sale of title insurance and related services, a $161 increase in overdraft fees, a $138 increase in mortgage servicing fees, and a $711 increase in gains on the sale of real estate mortgages. During 2002, the Corporation had an average investment of $9.5 million in bank-owned life insurance, a $5.0 million increase over 2001. The average net rate earned on the investment was approximately 5.0% and, because of their tax free accumulation of earnings, they have a taxable equivalent rate of 7.6%. The rates on these contracts are adjustable annually on their anniversary date. The investment is placed with five separate insurance companies with S&P ratings of AA+ or better. The increase in other income due to this investment was $245.

Included in noninterest income is a $1,762 gain from the sale of $192,407 in mortgages during 2002 versus a $1,051 gain on the sale of $126,814 during 2001. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 2002, most 15-year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained.

Noninterest income increased $1,793 in 2001 when compared to 2000. Significant changes in 2001 include a $539 increase in revenue from IBT Title, a $162 increase in overdraft fees, a $36 increase in mortgage servicing fees, a $953 increase in gains on the sale of residential real estate mortgages, a $39 decrease in service charges on deposit accounts, and a $41 decrease in brokerage commissions.

NONINTEREST EXPENSES

Noninterest expenses increased $2,077 or 11.1% during 2002. Noninterest expense net of noninterest income divided by average total assets equalled 2.03% in 2002, 2.21% in 2001, and 2.38% in 2000. The decrease in the 2002 ratio was primarily a result of the $711 increase in the gains on the sale of real estate mortgages, and a $561 decline in the amortization of intangibles.

The largest component of noninterest expenses is salaries and employee benefits, which increased $1,517 or 15.5%. Salaries increased $916 due to increases in staffing and normal merit and promotional salary increases. Employee benefits increased $601 in 2002. A significant portion of the increase was related to a 28.7% increase in medical insurance expenses, an 86.6% increase in pension expense, and a 33.8% increase in the Corporation's voluntary contribution to the ESOP. Footnote G in the Corporation's Notes to Consolidated Financial Statements include the required disclosures regarding the benefit obligations, plan assets, and funding status of the Corporation's Defined Pension Benefit Plan. Over the last three years the plan has experienced an accumulated loss of $1,060 on the Plan's investments. The entire loss is related to the general decline in market value of stock equity investments. Over the same time period, the actuarial assumption for the long term rate of return on the assets held by the Plan should have produced a return of $1,161. Essentially, the actual loss combined with the change in actuarial assumptions related to the benefit obligation has produced a $2,119 underfunding of the Plan's assets as of December 31, 2002. This shortfall will significantly increase the Corporation's pension expense in future periods. The Corporation's Board of Directors has been discussing its options and plans to make a decision on how to address the shortfall in 2003.

Occupancy and furniture and equipment expenses increased $461 or 14.2% in 2002. The majority of this increase is related to building depreciation, property taxes, service contracts and equipment depreciation. The amortization of acquisition intangibles decreased $561 as a result of the adoption of SFAS No.
142. All other operating expenses increased $660. The most significant increases are related to director fees, audit and examiner fees, and donations. The Corporation contributed approximately $750 to the Isabella Bank and Trust Community Foundation.

Noninterest expense increased $2,018 or 12.1% in 2001. During 2001, salaries and benefits increased $1,196, occupancy and furniture and equipment expenses increased $270, all other operating expenses increased $465, and the amortization of the deposit based intangible increased by $87.

FEDERAL INCOME TAXES

Federal income tax expense for 2002 was $2,286 or 24.8% of pre-tax income compared to $2,205 or 26.7% of pre-tax income in 2001 and $2,084 or 27.7% in 2000. The decrease in income tax expense as a percentage of income in 2002 is attributable to an increase in nontaxable municipal income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note F, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF FINANCIAL CONDITION

Total assets were $652,717 at December 31, 2002, an increase of $60,574 or 10.2% over year end 2001. Asset growth was primarily funded by a $45,215 increase in deposits, a $6,161 increase in borrowings, and a $6,629 increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 2002, the Corporation's net holdings of investment securities increased $53,673. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, and U.S. Agencies. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                                     December 31
                                                            2002         2001         2000
                                                         ----------   ----------   ----------
Available for sale
  U.S. Treasury and U.S. government agencies             $   90,974   $   53,047   $   40,978
  States and political subdivisions                          64,607       47,141       36,186
  Commercial paper                                            2,328        2,330          350
                                                         ----------   ----------   ----------
                                            TOTAL        $  157,909   $  102,518   $   77,514
                                                         ==========   ==========   ==========

Held to maturity
  U.S. Treasury and U.S. government agencies             $       74   $      148   $    1,060
  States and political subdivisions                           1,662        3,306        6,637
  Other securities                                               --           --          602
                                                         ----------   ----------   ----------
                                               TOTAL     $    1,736   $    3,454   $    8,299
                                                         ==========   ==========   ==========

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

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2002:

  TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE
                                     YIELDS


                                                                  Maturing
                           ---------------------------------------------------------------------------------------
                                                       After One             After Five
                                                       Year But              Years But
                                 Within                 Within                Within                 After
                                One Year              Five Years             Ten Years             Ten Years
                            Amount     Yield       Amount     Yield       Amount     Yield      Amount     Yield
                           --------   --------    --------   --------    --------   --------   --------   --------
Available for sale
  U.S. Treasury and U.S.
    government agencies    $ 18,198       4.44%   $ 61,849       3.55%   $     --         --%  $     --         --%
  States and political
    Subdivisions             10,860       3.13      28,091       3.97      20,921       4.48      4,735       4.41
  Mortgage backed               267       5.93         270       5.94       4,459       5.35      5,931       9.63
  Corporate & other
    Securities                1,017       4.71       1,311       4.62          --
                           --------   --------    --------   --------    --------   --------   --------   --------
                 Total     $ 30,342       3.99%   $ 91,521       3.70%   $ 25,380       4.63%  $ 10,666       7.30%
Held to maturity

  States and political
    subdivisions           $     50       4.50%   $  1,612       4.79%   $     --         --%  $     --         --%
  Mortgage backed                --         --          74       5.76          --         --         --         --
                           --------   --------    --------   --------    --------   --------   --------   --------

                 Total     $     50       4.50%   $  1,686       4.83%   $     --         --%  $     --         --%
                           ========   ========    ========   ========    ========   ========   ========   ========

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

                             TABLE 8. LOAN PORTFOLIO

                                                          December 31
                                        2002       2001       2000       1999       1998
                                      --------   --------   --------   --------   --------
Commercial                            $ 66,326   $ 58,424   $ 60,301   $ 55,247   $ 48,204
Agricultural                            53,223     48,523     47,298     40,449     38,766
Real estate mortgage                   230,409    237,650    242,042    212,724    186,413
Installment                             54,522     53,267     54,038     47,426     45,531
                                      --------   --------   --------   --------   --------
                        TOTAL LOANS   $404,480   $397,864   $403,679   $355,846   $318,914
                                      ========   ========   ========   ========   ========

Total loans increased $6,616 in 2002. The increase was primarily in commercial and agricultural loans. As of December 31, 2002, as a percentage of total loans, commercial loans were 16.4%, agricultural were 13.1%, real estate mortgages were 57.0%, and installments were 13.5%.

DEPOSITS

Total deposits increased $45,215 and were $561,456 at year end 2002, an 8.8% increase over 2001. Average deposits increased 9.3% in 2002 and in 2001. During 2002, average noninterest bearing deposits increased 4.6%, interest bearing demand deposits increased 21.2%, savings deposits increased 12.0%, and time deposits increased 5.0%. Time deposits over $100 as a percentage of total deposits equaled 12.5% and 11.5% as of December 31, 2002 and 2001, respectively.

                            TABLE 9. AVERAGE DEPOSITS

                                                                2002                   2001                   2000
                                                         -------------------    -------------------    -------------------
                                                          Amount      Rate       Amount      Rate       Amount      Rate
                                                         --------   --------    --------   --------    --------   --------
Noninterest bearing demand deposits                      $ 59,518               $ 56,904               $ 55,188
Interest bearing demand deposits                           98,478       1.43%     81,260       2.41%     68,017       2.92%
Savings deposits                                          135,792       1.62     121,202       2.69     122,610       3.19
Time deposits                                             247,182       4.44     235,481       5.72     206,849       5.82
                                                         --------               --------               --------

                                                 TOTAL   $540,970               $494,847               $452,664
                                                         ========               ========               ========

       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000

                                                                December 31
                                                         2002       2001       2000
                                                       --------   --------   --------
Maturity
     Within 3 months                                   $ 21,900   $ 22,259   $ 13,217
     Within 3 to 6 months                                15,928     11,418      7,250
     Within 6 to 12 months                               18,624     11,496      7,418
     Over 12 months                                      13,858     14,252     10,627
                                                       --------   --------   --------
                                               TOTAL   $ 70,310   $ 59,425   $ 38,512
                                                       ========   ========   ========

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to its customers. The Corporation's trust department also offers a variety of financial products in addition to traditional estate services.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $6,629 in 2002. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 52,473 shares of common stock generating $1,524 of capital during 2002, and 32,623 shares of common stock generating $971 of capital in 2001. The Board of Directors authorized management to repurchase up to $2.0 million of common stock shares. A total of 18,786 shares were repurchased in 2002 at an average price of $32.95 per share. Accumulated other comprehensive income increased $525 and consists of $1,887 increase in unrealized gain on available for sale investment securities reduced by a loss of $1,362 related to the recognition of an additional minimum pension liability.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 10.0% at year end 2002. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2002:

                 Percentage of Capital to Risk Adjusted Assets:

                     Required      IBT Bancorp
                    -----------    -----------
Equity Capital             4.00%         13.94%
Secondary Capital          4.00           1.25
                    -----------    -----------
Total Capital              8.00%         15.19%
                    ===========    ===========

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Banks. At December 31, 2002, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note M of the Financial Statements, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 2002 and 2001, cash and cash equivalents equaled 8.3% and 9.4%, respectively, of total assets. Net cash provided from operations was $6,124 in 2002 and $2,145 in 2001. Net cash provided by financing activities equaled $49,491 in 2002 and $42,489 in 2001. The Corporation's investing activities used cash amounting to $56,640 in 2002 and $17,597 in 2001. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $1,025 decrease in 2002 and a $28,425 increase in 2001.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $157,909 as of December 31, 2002 and $102,518 as of December 31, 2001. In
addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Nonvariable rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $404,480 in total loans, $67,424 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,588 which are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2002, the Corporation had $64,704 more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

                       TABLE 11. INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2002. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                               0 to 3        4 to 12         1 to 5        Over 5
                                               Months         Months         Years          Years
                                             ----------     ----------     ----------    ----------
Interest Sensitive Assets
   Fed funds sold                            $   25,850     $       --     $       --    $       --
   Investment securities                          4,892         25,500         93,208        36,045
   Loans                                        115,153         50,299        215,889        20,655
                                             ----------     ----------     ----------    ----------
                                     TOTAL   $  145,895     $   75,799     $  309,097    $   56,700
                                             ==========     ==========     ==========    ==========


Interest Sensitive Liabilities
   Borrowed funds                            $    3,169     $       94     $    6,375    $    8,155
   Time deposits                                 49,905         82,822        118,476            59
   Savings                                       80,993          4,373         36,772        13,755
   Interest bearing demand                       58,000          7,042         41,446         4,707
                                             ----------     ----------     ----------    ----------
                                     TOTAL   $  192,067     $   94,331     $  203,069    $   26,676
                                             ==========     ==========     ==========    ==========

Cumulative gap                               $  (46,172)    $  (64,704)    $   41,324    $   71,348
Cumulative gap as a % of assets                   (7.07)%        (9.91)%         6.33%        10.98%

              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2002. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                                Due in
                                               1 Year      1 to 5      Over 5
                                               or Less      Years       Years       Total
                                              ---------   ---------   ---------   ---------
Commercial and agricultural                   $  57,089   $  58,884   $   3,576   $ 119,549
                                              =========   =========   =========   =========
Interest Sensitivity:
  Loans maturing after one year which have:
    Fixed interest rates                                  $  45,050   $   3,385
    Variable interest rates                                  13,834         191
                                                          ---------   ---------
                                    TOTAL                 $  58,884   $   3,576
                                                          =========   =========

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

The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and mortgage backed securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties which discourage early withdrawals.

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis, the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2002 the Corporation's net interest income would decrease during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2002 and 2001. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK

                                                                                                                          Fair Value
                                          2003        2004        2005        2006        2007     Thereafter    Total     12/31/02
                                        --------    --------    --------    --------    --------   ----------   --------  ----------
Rate sensitive assets
  Other interest bearing assets         $ 25,950          --          --          --          --          --    $ 25,950    $ 25,950
    Average interest rates                  1.25%         --          --          --          --          --        1.25%
  Fixed interest rate securities        $ 30,393    $ 50,671    $ 23,853    $ 12,169    $  6,514    $ 36,045    $159,645    $159,712
    Average interest rates                  4.00%       3.77%       3.32%       4.06%       4.17%       4.76%       4.01%
  Fixed interest rate loans             $ 98,028    $ 86,180    $ 83,675    $ 27,107    $ 21,906    $ 20,160    $337,056    $338,585
    Average interest rates                  7.80%       7.69%       7.40%       7.57%       7.07%       5.89%       7.49%
  Variable interest rate loans          $ 45,756    $  9,646    $  4,541    $  3,297    $  3,689    $    495    $ 67,424    $ 67,424
    Average interest rates                  6.13%       6.11%       5.95%       5.95%       5.52%       5.30%       6.07%

Rate sensitive liabilities
  Borrowed funds                        $  3,263    $  1,094    $     94    $  5,094    $     93    $  8,155    $ 17,793    $ 18,507
   Average interest rates                   0.88%       5.07%       5.23%       5.08%       5.20%       5.30%       4.41%
  Savings and NOW accounts              $150,280    $ 20,646    $ 16,779    $ 13,749    $ 12,706    $ 32,928    $247,088    $247,088
    Average interest rates                  1.42%       1.25%       1.49%       1.57%       1.15%       0.91%       1.34%
  Fixed interest rate time deposits     $131,911    $ 32,404    $ 37,843    $ 26,984    $ 20,473    $     59    $249,674    $255,167
    Average interest rates                  3.08%       4.85%       5.79%       4.89%       4.61%       7.20%       4.04%
  Variable interest rate time deposits  $    816    $    449    $      9          --    $    314          --    $  1,588    $  1,588
   Average interest rates                   2.03%       2.03%         --          --        3.82%         --        2.37%


                                                                                                                          Fair Value
                                          2002        2003        2004        2005        2006     Thereafter    Total     12/31/01
                                        --------    --------    --------    --------    --------   ----------   --------  ----------
Rate sensitive assets
  Other interest bearing assets         $ 32,900    $    100          --          --          --          --    $ 33,000    $ 33,000
    Average interest rates                  1.50%       1.85%         --          --          --          --        1.50%
  Fixed interest rate securities        $ 31,156    $ 17,566    $ 17,533    $  3,612    $  8,209    $ 27,896    $105,972    $106,044
    Average interest rates                  4.57%       4.98%       4.55%       4.22%       4.68%       4.91%       4.72%
  Fixed interest rate loans             $104,468    $ 75,855    $ 93,477    $ 34,622    $ 21,839    $ 15,776    $346,037    $343,501
    Average interest rates                  9.37%       8.42%       8.13%       8.30%       8.28%       7.53%       8.57%
  Variable interest rate loans          $ 49,117    $  2,158    $    235    $    186    $    131          --    $ 51,827    $ 51,827
    Average interest rates                  7.25%       9.76%       7.41%       7.27%       7.00%         --        7.36%

Rate sensitive liabilities
  Borrowed funds                        $    251          --    $  1,000          --    $  5,000    $  5,381    $ 11,632    $ 11,904
    Average interest rates                  2.00%         --        5.05%         --        5.08%       5.72%       5.31%
  Savings and NOW accounts              $122,022    $ 19,950    $ 16,209    $ 13,170    $ 12,153    $ 30,276    $213,780    $213,780
    Average interest rates                  1.72%       1.85%       1.80%       2.32%       1.50%       1.39%       1.72%
  Fixed interest rate time deposits     $141,602    $ 33,814    $ 19,952    $ 28,412    $ 15,406    $      7    $239,193    $241,551
    Average interest rates                  5.37%       6.04%       5.95%       6.35%       6.67%       5.85%       5.71%
  Variable interest rate time deposits  $    900    $    348          --          --          --          --    $  1,248    $  1,248
   Average interest rates                   4.09%       4.09%         --          --          --          --        4.09%

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and report of independent auditors are set forth on pages 30 through 52 of this report:

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

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
IBT Bancorp
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.



REHMANN ROBSON P.C.
Saginaw, Michigan
January 31, 2003

                           CONSOLIDATED BALANCE SHEETS
                              (Dollars in thousands)

                                                                           DECEMBER 31
                                                                         2002       2001
                                                                       --------   --------
ASSETS
     Cash and cash equivalents                                         $ 28,587   $ 22,562
     Federal funds sold                                                  25,850     32,900
                                                                       --------   --------
                                   CASH AND CASH EQUIVALENTS             54,437     55,462

     Investment securities
       Securities available for sale (amortized cost of
         $153,499 in 2002 and $100,969 in 2001)                         157,909    102,518
       Securities held to maturity (fair value of
         $1,803 in 2002 and $3,526 in 2001)                               1,736      3,454
                                                                       --------   --------

                                 TOTAL INVESTMENT SECURITIES            159,645    105,972
     Loans
       Agricultural                                                      53,223     48,523
       Commercial                                                       143,957    128,098
       Residential real estate mortgage                                 152,778    167,976
       Installment                                                       54,522     53,267
                                                                       --------   --------
                                                 TOTAL LOANS            404,480    397,864
       Less allowance for loan losses                                     5,593      5,471
                                                                       --------   --------
                                                   NET LOANS            398,887    392,393

     Premises and equipment                                              14,470     13,985
     Bank-owned life insurance                                            9,810      9,038
     Accrued interest receivable, net                                     4,897      4,961
     Acquisition intangibles and goodwill, net                            3,498      2,528
     Other assets                                                         7,073      7,804
                                                                       --------   --------
                                                TOTAL ASSETS           $652,717   $592,143
                                                                       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                             $ 63,106   $ 62,020
       NOW accounts                                                     111,195     86,676
       Certificates of deposit and other savings                        316,845    308,120
       Certificates of deposit over $100                                 70,310     59,425
                                                                       --------   --------
                                              TOTAL DEPOSITS            561,456    516,241
     Other borrowed funds                                                17,793     11,632
     Accrued interest and other liabilities                              10,011      7,442
                                                                       --------   --------
                                           TOTAL LIABILITIES            589,260    535,315
     Shareholders' equity
       Common stock -- no par value;
         10,000,000 shares authorized;
         4,336,283 shares issued and outstanding
        (3,884,985 shares at December 31, 2001)                          45,610     31,017
     Retained earnings                                                   16,299     24,788
     Accumulated other comprehensive income                               1,548      1,023
                                                                       --------   --------
                                          TOTAL SHAREHOLDERS' EQUITY     63,457     56,828
                                                                       --------   --------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $652,717   $592,143
                                                                       ========   ========

   The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                    YEAR ENDED DECEMBER 31
                                                             2002            2001            2000
                                                         ------------    ------------    ------------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                             3,884,985       3,871,552       3,848,248
   10% stock dividend                                         388,758
   Issuance  of common stock                                   81,326          37,434          23,304
   Common stock repurchased                                   (18,786)        (24,001)
                                                         ------------    ------------    ------------
BALANCE END OF YEAR                                         4,336,283       3,884,985       3,871,552
                                                         ============    ============    ============

COMMON STOCK
   Balance at beginning of year                          $     31,017    $     30,814    $     30,322
   10% stock dividend                                          12,829              --              --
   Issuance of common stock                                     2,383             971             492
   Common stock repurchased                                      (619)           (768)             --
                                                         ------------    ------------    ------------
                                 BALANCE END OF YEAR           45,610          31,017          30,814
RETAINED EARNINGS
   Balance at beginning of year                                24,788          21,049          17,816
   Net income                                                   6,925           6,066           5,431
   10% stock dividend                                         (12,829)             --              --
   Cash dividends  ($0.60 per share in 2002,
     $0.55 in 2001, and $0.49 in 2000)                         (2,585)         (2,327)         (2,198)
                                                         ------------    ------------    ------------
                                 BALANCE END OF YEAR           16,299          24,788          21,049

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    Balance at beginning of year                                1,023              67          (1,031)
Unrealized gains on securities available
        for sale, net of income taxes and
        reclassification adjustment                             1,887             956           1,098
      Minimum pension liability adjustment, net of
        income taxes                                           (1,362)             --              --
                                                         ------------    ------------    ------------
                                 BALANCE END OF YEAR            1,548           1,023              67
                                                         ------------    ------------    ------------
                TOTAL SHAREHOLDERS' EQUITY END OF YEAR   $     63,457    $     56,828    $     51,930
                                                         ============    ============    ============



   The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)


                                                                YEAR ENDED DECEMBER 31
                                                              2002       2001       2000
                                                            --------   --------   --------
INTEREST INCOME
  Loans, including fees                                     $ 31,527   $ 35,091   $ 33,470
  Investment securities
    Taxable                                                    4,362      3,173      3,839
    Tax exempt                                                 1,849      1,637      1,275
  Federal funds sold and other                                   423        897        170
                                                            --------   --------   --------
                                 TOTAL INTEREST INCOME        38,161     40,798     38,754
                                                            --------   --------   --------
INTEREST EXPENSE
  Deposits                                                    14,578     18,678     17,927
  Borrowings                                                     678        582        475
                                                            --------   --------   --------
TOTAL INTEREST EXPENSE                                        15,256     19,260     18,402
                                                            --------   --------   --------
                                   NET INTEREST INCOME        22,905     21,538     20,352
Provision for loan losses                                      1,025        770        565
                                                            --------   --------   --------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         21,880     20,768     19,787
Noninterest income
  Trust fees                                                     597        548        535
  Service charges on deposit accounts                            277        288        327
  Other service charges and fees                               1,807      1,686      1,530
  Gain on sale of mortgage loans                               1,762      1,051         98
  Title insurance revenue                                      2,221      1,578      1,039
  Other                                                        1,439      1,047        876
                                                            --------   --------   --------
                              TOTAL NONINTEREST INCOME         8,103      6,198      4,405
NONINTEREST EXPENSES
  Salaries, wages, and employee benefits                      11,307      9,790      8,594
  Occupancy                                                    1,422      1,201      1,025
  Furniture and equipment                                      2,277      2,037      1,943
  Amortization of acquisition intangibles                         94        655        568
  Charitable donations                                           815        490        130
  Other                                                        4,857      4,522      4,417
                                                            --------   --------   --------
                            TOTAL NONINTEREST EXPENSES        20,772     18,695     16,677
                                                            --------   --------   --------
                    INCOME BEFORE FEDERAL INCOME TAXES         9,211      8,271      7,515
  Federal income taxes                                         2,286      2,205      2,084
                                                            --------   --------   --------
                                            NET INCOME      $  6,925   $  6,066   $  5,431
                                                            ========   ========   ========

Net income per basic share of common stock                  $   1.61   $   1.42   $   1.28
                                                            ========   ========   ========



   The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)


                                                                YEAR ENDED DECEMBER 31
                                                              2002        2001       2000
                                                            --------    --------   --------
NET INCOME                                                  $  6,925    $  6,066   $  5,431
                                                            --------    --------   --------
Other comprehensive income before income taxes
  Unrealized gains on securities available for sale
  Unrealized holding gains arising during year                 2,861       1,440      1,661
Reclassification adjustment for realized (gain) loss
  included in net income                                          (2)          8          4
  Minimum pension liability adjustment                        (2,063)         --         --
                                                            --------    --------   --------
Other comprehensive income before income taxes                   796       1,448      1,665
Income taxes related to other comprehensive income               271         492        567
                                                            --------    --------   --------
Other comprehensive income                                       525         956      1,098
                                                            --------    --------   --------
                                     COMPREHENSIVE INCOME   $  7,450    $  7,022   $  6,529
                                                            ========    ========   ========



   The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                           YEAR ENDED DECEMBER 31
                                                                      2002          2001          2000
                                                                   ----------    ----------    ----------
OPERATING ACTIVITIES
  Net income                                                       $    6,925    $    6,066    $    5,431
  Reconciliation of net income to net cash provided
    by operations
     Provision for loan losses                                          1,025           770           565
     Provision for depreciation                                         1,647         1,197         1,155
     Net amortization on investment securities                          1,006           295           211
     Amortization and impairment of mortgage
         servicing rights                                                 994           390           139
   Increase in cash surrender value of life insurance                    (472)         (205)         (166)
     Amortization of acquisition intangibles                               94           655           568
     Deferred income tax benefit                                         (276)         (277)         (272)
     Gain on sale of mortgage loans                                    (1,762)       (1,051)          (98)
     Proceeds from sale of mortgage loans                             192,407       126,814        12,360
     Loans originated for sale                                       (195,776)     (132,875)      (12,261)
     Decrease (increase) in accrued interest receivable                    64            92          (741)
     Increase in other assets                                          (1,959)       (1,461)         (463)
   Increase in accrued interest and other liabilities                   2,207         1,735           404
                                                                   ----------    ----------    ----------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES        6,124         2,145         6,832

INVESTING ACTIVITIES
   Activity in available-for-sale securities
     Maturities, calls, and sales                                      40,019        24,935        23,341
     Purchases                                                        (93,225)      (48,479)       (9,702)
   Activity in held-to-maturity securities
     Maturities and calls                                               1,386         4,537         5,832
     Purchases                                                             --            --        (2,355)
   Net (increase) decrease in loans                                    (2,388)       12,466       (50,575)
   Purchases of premises and equipment                                 (2,107)       (3,921)       (2,025)
   Acquisition of title office                                            (25)           --            --
   Purchase of cash value life insurance                                 (300)       (7,135)           --
                                                                   ----------    ----------    ----------
                           NET CASH USED IN INVESTING ACTIVITIES      (56,640)      (17,597)      (35,484)
FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits                         1,086         1,222           913
   Net increase in interest bearing deposits                           44,129        38,203        30,827
   Net increase in borrowings                                           5,897         5,188           334
   Cash dividends                                                      (2,585)       (2,327)       (2,198)
   Proceeds from issuance of common stock                               1,583           971           492
   Common stock repurchase                                               (619)         (768)           --
                                                                   ----------    ----------    ----------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES       49,491        42,489        30,368
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (1,025)       27,037         1,716
   Cash and cash equivalents beginning of year                         55,462        28,425        26,709
                                                                   ----------    ----------    ----------
                           CASH AND CASH EQUIVALENTS END OF YEAR   $   54,437    $   55,462    $   28,425
                                                                   ==========    ==========    ==========

Supplemental cash flow information:
     Federal income taxes paid                                     $    2,774    $    2,670    $    2,254
     Interest paid                                                     15,312        19,357        18,228

   The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp (the "Corporation"), a Financial Services Holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, Farmers State Bank of Breckenridge, IBT Title, IBT Financial Services, IBT Loan Production, and its majority owned subsidiary, IBT Personnel, LLC (79%). All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a Financial Service Holding Company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiaries, Isabella Bank and Trust and Farmers State Bank of Breckenridge, offer banking services through 19 locations, 24-hour banking services locally and nationally through shared automatic teller machines, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Banks' principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

IBT Title does business under the names Isabella County Abstract and Title, Mecosta County Abstract and Title, IBT Title Clare, and Benchmark Title of Greenville. IBT Title provides title insurance, abstract searches, and closes real estate loans.

IBT Financial Services is a full service retail brokerage company offering stocks, bonds, and mutual fund sales to individuals.

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

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK. Most of the Corporation's activities are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate or are made to finance agricultural production. Other than these types of loans, there is no significant concentration to any other industry or customer.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, the Corporation considers cash on hand, demand deposits due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are sold for a one day period. The Corporation maintains deposit accounts in various financial institutions which at times may exceed FDIC insured limits or are not insured. Management believes the Corporation is not exposed to any significant interest rate or other financial risk as a result of these deposits.

SECURITIES: Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Securities held to maturity are stated at amortized cost. Debt securities not classified as held to maturity are classified as available for sale and are stated at fair value with the unrealized gains and losses net of taxes excluded from earnings and reported in other comprehensive income.

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

ALLOWANCE FOR LOAN LOSSES: Management determines the adequacy of the allowance for loan losses based on evaluations of the loan portfolio, past and recent loan loss experience, current economic conditions and other pertinent factors. The allowance is increased by a charge to income for provisions for loan losses. Loans deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses on loans classified as impaired is based on discounted cash flows using the loans initial interest rate or the fair value of the collateral for certain collateral dependent loans.

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

The Corporation has established a valuation allowance for the excess of the book value of the capitalized MSR over the estimated fair value. For purposes of measuring impairment, the rights are stratified based on their predominant risk characteristics, primarily period of origination, interest rate, and current prepayment rates.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, the provision for depreciation is computed principally by the straight line method based upon the useful lives of the assets which generally range from 5 to 30 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

A summary of premises and equipment at December 31 follows:

                                  2002       2001
                                --------   --------
               Premises         $ 12,194   $ 10,957
               Equipment          15,479     14,585
                                --------   --------
                                  27,673     25,542
Less accumulated depreciation     13,203     11,557
                                --------   --------
 NET PREMISES AND EQUIPMENT     $ 14,470   $ 13,985
                                ========   ========

RESTRICTED INVESTMENTS: Included in other assets are restricted securities of $2,648 in 2002 and $2,582 in 2001. Restricted securities include the stock of the Federal Reserve Bank and the Federal Home Loan Bank and have no contractual maturity.

BANK OWNED LIFE INSURANCE: The Corporation has purchased life insurance policies on key members of management. In the event of death of one of these individuals, the Corporation would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value. Increases in cash surrender value are reported as other noninterest income.

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

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. The weighted average number of common shares outstanding were 4,292,467 in 2002, 4,266,174 in 2001; and 4,247,073 in 2000.

ACQUISITION INTANGIBLES: Isabella Bank and Trust previously acquired branch facilities and related deposits in a business combination accounted for as a purchase. The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). The deposit intangible is being amortized on the straight line basis over nine years, the expected life of the acquired relationship.

RECLASSIFICATIONS: Certain amounts reported in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS: In April 2002, the Financial Accounting Standards Board (SFAS) issued Statement of Financial Accounting Standards No.
145. Statement No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria defined in APB Opinion No. 30 which are that the event or transaction is both unusual in nature and infrequent in occurrence. Events considered unusual should have a high degree of abnormality and be clearly unrelated to the company's normal operations and infrequency is defined as not expected to recur in the foreseeable future. It is not expected that provisions of Statement No. 145 will have a material impact on the financial position or results of operations of the Corporation.

In June 2002, FASB issued Statement of Financial Accounting Standards No. 146 which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and as a result modified the criteria for measurement and recognition of costs associated with exiting an activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. It is not expected that provisions of Statement No. 146 will have a material impact on the financial position or results of operations of the Corporation.

In October 2002, FASB issued Statement of Financial Accounting Standards No. 147 which amends FASB Statements No. 72 and 144, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method". The provisions of this standard generally became effective October 1, 2002. IBT Bancorp adopted SFAS No. 142 on January 1, 2002. As a result, goodwill and other intangible assets were separately disclosed on the consolidated balance sheet and amortization of the goodwill ceased. Adoption of SFAS No. 147 did not have a significant impact on the Corporation's financial reporting.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee. This is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The impact of adoption is not expected to have a significant impact on the Corporation's financial reporting.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123", which is effective for years beginning after December 15, 2002. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Corporation has no stock-based compensation, and thus the adoption of SFAS 148 will have no impact on the Corporation's financial reporting.

NOTE B - BUSINESS COMBINATION

On July 1, 2002, the Corporation's subsidiary IBT Title completed the purchase of Benchmark Abstract and Title of Greenville, Michigan. The purchase was accounted for according to the FASB Statement No. 141. The purchase price of Benchmark was approximately $1.1 million, which was funded through the issuance of $800 of IBT Bancorp stock, $25 cash, and a note payable in the amount of $264. The purchase price was allocated $25 to premises and equipment and $1,064 to goodwill. Results of operations have not been significant.

NOTE C - INVESTMENT SECURITIES

The following is a summary of securities available for sale and held to maturity:

                                   Amortized    Unrealized   Unrealized       Fair
                                      Cost        Gains        Losses        Value
                                   ----------   ----------   ----------    ----------
DECEMBER 31, 2002
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies          $   88,546   $    2,428   $       --    $   90,974
    Corporate                           2,284           44           --         2,328
    States and political
      subdivisions                     62,669        1,960          (22)       64,607
                                   ----------   ----------   ----------    ----------
                     TOTAL         $  153,499   $    4,432   $      (22)   $  157,909
                                   ==========   ==========   ==========    ==========

  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies          $       74   $        1   $       --    $       75
    States and political
      subdivisions                      1,662           66           --         1,728
                                   ----------   ----------   ----------    ----------
                           TOTAL   $    1,736   $       67   $       --    $    1,803
                                   ==========   ==========   ==========    ==========

                                  Amortized    Unrealized   Unrealized       Fair
                                     Cost        Gains        Losses        Value
                                  ----------   ----------   ----------    ----------
DECEMBER 31, 2001
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies         $   52,209   $      908   $      (70)   $   53,047
    States and political
      subdivisions                    46,450          773          (82)       47,141
    Commercial paper                   2,310           20           --         2,330
                                  ----------   ----------   ----------    ----------
                         TOTAL    $  100,969   $    1,701   $     (152)   $  102,518
                                  ==========   ==========   ==========    ==========

  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies         $      148   $        3   $       --    $      151
    States and political
      subdivisions                     3,306           71           (2)        3,375
                                  ----------   ----------   ----------    ----------
                         TOTAL    $    3,454   $       74   $       (2)   $    3,526
                                  ==========   ==========   ==========    ==========


The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.

                                                     2002     2001     2000
                                                    ------   ------   ------
Fair value of securities sold on the date of sale   $2,066   $3,165   $4,354
Gross realized gains
    U.S. Treasury and U.S. government agencies           2        4       --
    Municipals                                          --       --        1
Gross realized losses
    U.S. Treasury and U.S. government agencies          --       --        5
    Municipals                                          --       12       --

The following table shows the amortized cost and estimated fair value of securities owned at December 31, 2002 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.

                                     Available for Sale        Held to Maturity
                                  Amortized      Fair       Amortized      Fair
                                     Cost        Value         Cost        Value
                                  ----------   ----------   ----------   ----------
Due within one year or less       $   27,957   $   28,382   $      495   $      501
Due after 1 year thru 5 years         88,958       91,734        1,167        1,227
Due after 5 years thru 10 years       21,409       22,131           --           --
Due after 10 years                     4,681        4,735           --           --
                                  ----------   ----------   ----------   ----------
                   Subtotal          143,005      146,982        1,662        1,728
Mortgage backed securities            10,494       10,927           74           75
                                  ----------   ----------   ----------   ----------
                   TOTAL          $  153,499   $  157,909   $    1,736   $    1,803
                                  ==========   ==========   ==========   ==========

Investment securities with a carrying value of approximately $10,359 and $8,537 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 2002 and 2001, respectively.

NOTE D - LOANS

An analysis of changes in the allowance for loan losses follows:

                                  2002        2001        2000
                                --------    --------    --------
Balance at beginning of year    $  5,471    $  5,162    $  4,622
  Loans charged off               (1,202)       (692)       (418)
  Recoveries                         299         231         393
  Provision charged to income      1,025         770         565
                                --------    --------    --------
      BALANCE AT END OF YEAR    $  5,593    $  5,471    $  5,162
                                ========    ========    ========

The following is a summary of information pertaining to impaired loans at December 31:

                                                  2002       2001
                                                --------   --------
Impaired loans without a valuation allowance    $  1,085   $     --
Impaired loans with a valuation allowance          1,639        544
                                                --------   --------
Total impaired loans                            $  2,724   $    544
                                                ========   ========

Valuation allowance related to impaired loans   $    103   $     56
                                                ========   ========
Average investment in impaired loans            $  2,968   $    544
                                                ========   ========

The average investment in impaired loans for the year ended December 31, 2000 was not significant. Interest income recognized on impaired loans was not significant during any of the three years ended December 31, 2002. No additional funds are committed to be advanced in connection with impaired loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were loan customers of the Banks. Total loans to these customers aggregated $7,721 and $9,248 at December 31, 2002 and 2001, respectively. During 2002, $5,858 of new loans were made and repayments totaled $7,385.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $208,432 and $153,136 at December 31, 2002 and 2001, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the fair value of mortgage servicing rights included in other assets as of December 31:

                                             2002        2001        2000
                                           --------    --------    --------
Balance at beginning of year               $    402    $    271    $    140
  Mortgage servicing rights capitalized       1,632         660         270
  Accumulated amortization                     (885)       (358)       (139)
  Impairment valuation allowance               (638)       (171)         --
                                           --------    --------    --------
                  BALANCE AT END OF YEAR   $    511    $    402    $    271
                                           ========    ========    ========

Residential mortgages committed for sale were $13,392 as of December 31, 2002 and $8,261 as of December 31, 2001.

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

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31.

                                               2002                             2001
                                  ------------------------------   ------------------------------
                                  Estimated Fair   Recorded Book   Estimated Fair   Recorded Book
                                      Value           Balance          Value           Balance
                                  --------------   -------------   --------------   -------------
ASSETS
Cash and demand deposits due
  from banks                      $       28,587   $      28,587   $       22,562   $      22,562
Federal funds sold                        25,850          25,850           32,900          32,900
Investment securities                    159,712         159,645          106,044         105,972
Net loans                                400,416         398,887          395,328         392,393
Accrued interest receivable                4,897           4,897            4,961           4,961
LIABILITIES
Deposits with no stated
  maturities                             310,194         310,194          275,800         275,800
Deposits with stated maturities          256,755         251,262          243,799         240,441
Borrowed funds                            18,507          17,793           11,904          11,632
Accrued interest payable                   1,037           1,037            1,093           1,093

NOTE F - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                                    2002       2001
                                                                  --------   --------
Deferred tax assets
  Allowance for loan losses                                       $  1,175   $  1,156
  Deferred directors' fees                                             664        565
  Employee benefit plans                                               608        424
  Core deposit premium and acquisition expenses                        245        362
  Net unrealized loss on minimum pension liability                     701         --
  Other                                                                225        154
                                                                  --------   --------
                                      TOTAL DEFERRED TAX ASSETS      3,618      2,661
                                                                  --------   --------
Deferred tax liabilities
  Premises and equipment                                               222        278
  Accretion on securities                                               73         56
  Prepaid pension expense                                               --        639
  Net unrealized gain on available-for-sale securities               1,498        526
  Other                                                                 80         61
                                                                  --------   --------
                                 TOTAL DEFERRED TAX LIABILITIES      1,873      1,560
                                                                  --------   --------
                                        NET DEFERRED TAX ASSETS   $  1,745   $  1,101
                                                                  ========   ========

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

                                       2002        2001        2000
                                     --------    --------    --------
Current                              $  2,562    $  2,482    $  2,356
Deferred benefit                         (276)       (277)       (272)
                                     --------    --------    --------

PROVISION FOR FEDERAL INCOME TAXES   $  2,286    $  2,205    $  2,084
                                     ========    ========    ========

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the year ended December 31:

                                     2002        2001        2000
                                   --------    --------    --------
Income tax on pretax income        $  3,132    $  2,812    $  2,555
Effect of nontaxable income            (846)       (607)       (471)
                                   --------    --------    --------
Provision for federal income tax   $  2,286    $  2,205    $  2,084
                                   ========    ========    ========


NOTE G - BENEFIT PLANS

The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees' average compensation over their best five years of service. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date but also for those expected to be earned in the future. The defined pension plan's assets are invested primarily in common stocks.

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                         2002        2001        2000
                                                       --------    --------    --------
Change in projected benefit obligation
  Benefit obligation January 1                         $  5,870    $  5,130    $  4,839
     Service cost                                           297         271         188
     Interest cost                                          425         384         352
     Actuarial loss (gain)                                  634         305         (34)
     Benefits paid                                         (277)       (220)       (215)
                                                       --------    --------    --------
                     BENEFIT OBLIGATION, DECEMBER 31   $  6,949    $  5,870    $  5,130
                                                       ========    ========    ========


Change in plan assets
  Fair value of plan assets, January 1                 $  5,259    $  5,446    $  5,230
     Investment return (loss)                              (509)       (439)       (112)
     Corporation contribution                               357         472         543
     Benefits paid                                         (277)       (220)       (215)
                                                       --------    --------    --------
           FAIR VALUE OF PLAN ASSETS, DECEMBER 31      $  4,830    $  5,259    $  5,446
                                                       ========    ========    ========

Reconciliation of funded status
  Funded status                                        $ (2,119)   $   (611)   $    316
  Unrecognized net transition asset                         (22)        (44)        (66)
  Unrecognized prior service cost                           113         125         143
  Unrecognized net loss from experience
     different than that assumed and
     effects of changes in assumptions                    3,843       2,409       1,268
  Adjustment to recognize additional minimum
      pension liability                                  (2,176)         --          --
                                                       --------    --------    --------
          (ACCRUED LIABILITY) PREPAID PENSION COST     $   (361)   $  1,879    $  1,661
                                                       ========    ========    ========

An adjustment to record the additional minimum pension liability as of December 31, 2002 was established by the recording of an intangible pension asset of $113 and a charge to other comprehensive income of $2,063 in 2002.

Net pension expense consists of the following components for the year ended December 31:

                                                   2002      2001      2000
                                                  ------    ------    ------
Service cost on benefits earned for
    services rendered during the year             $  297    $  271    $  188
    Interest cost on projected benefit
      Obligation                                     425       384       352
Expected return on plan assets                      (409)     (445)     (436)
Amortization of unrecognized transition asset        (22)      (22)      (22)
Amortization of unrecognized prior service cost       18        18        18

Amortization of unrecognized actuarial net loss      113        48        12
                                                  ------    ------    ------
                           NET PENSION EXPENSE    $  422    $  254    $  112
                                                  ======    ======    ======

Actuarial assumptions used in determining the projected benefit obligation and the net periodic pension cost are as follows for the year ended December 31:

                                            2002        2001        2000
                                          --------    --------    --------
Weighted average discount rate                6.75%       7.50%       7.50%
Rate of increase in future compensation       4.50%       4.50%       4.50%
Expected long-term rate of return             8.00%       8.00%       8.00%

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and death benefits to each participant. Insurance policies, designed primarily to fund death benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2002, 2001, and 2000 were $41, $84, and $20, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the Plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the Plans for 2002, 2001, and 2000 was $196, $146, and $200, respectively. Total shares outstanding related to the ESOP at December 31, 2002 and 2001 were 166,139 and 152,107, respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE H - DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits were as follows:

                YEAR               AMOUNT
                ----               ------
                   2003            132,003
                   2004             32,912
                   2005             37,852
                   2006             26,984
                   2007             21,452
             Thereafter                 59

NOTE I - BORROWED FUNDS

Borrowed funds at December 31 consist of the following obligations:

                                                         2002       2001
                                                       --------   --------
Federal Home Loan Bank advances                        $ 14,360   $ 11,381
Securities sold under agreements to repurchase            3,169        251
Unsecured note payable                                      264         --
                                                       --------   --------
                                                       $ 17,793   $ 11,632
                                                       ========   ========

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans and U.S. Treasury and government agency securities equal to at least 160% of outstanding advances. Advances are also secured by FHLB stock owned by the Banks.

The unsecured note payable has an imputed interest rate of 4.16% and is payable in annual installments of $60,000, including interest, through July 2007.

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $3,625 and $1,030 at December 31, 2002 and 2001, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

The maturity and weighted average interest rates of FHLB advances at December 31 follow:

                                           2002
                                    -------------------
                                     AMOUNT      RATE
                                    --------   --------
Fixed rate advance due 2004         $  1,000       5.05%
Two year putable advance due 2006      5,000       5.08
Fixed rate advance due 2009            1,000       4.19
Fixed rate advance due 2010            2,360       6.62
One year putable advance due 2010      3,000       4.98
Fixed rate advance due 2012            2,000       4.90
                                    --------   --------
TOTAL ADVANCES                      $ 14,360       5.22%
                                    ========   ========

                                            2001
                                    -------------------
                                     AMOUNT      RATE
                                    --------   --------
Fixed rate advance due 2004         $  1,000       5.05%
Two year putable advance due 2006      5,000       5.08
Fixed rate advance due 2010            2,381       6.62
One year putable advance due 2010      3,000       4.98
                                    --------   --------
TOTAL ADVANCES                      $ 11,381       5.26%
                                    ========   ========

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

Commitments to extend credit, which totaled $60,800 at December 31, 2002, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2002, the Corporation had a total of $506 in outstanding standby letters of credit.

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

NOTE K - COMMITMENTS AND OTHER MATTERS

There were no material noncancelable lease commitments outstanding at December 31, 2002.

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Corporation's requirement was approximately $11,031 at December 31, 2002, and $8,709 at December 31, 2001.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary Banks to the Corporation. At December 31, 2002, substantially all of the subsidiary Banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2003, the amount available for dividends without regulatory approval was approximately $1,373.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered individual. Medical claims are subject to a lifetime maximum of $2,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,370 in 2002, $1,063 in 2001 and $634 in 2000.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issuance under these plans are 150,000 with 14,538 shares unissued at December 31, 2002. During 2002, 2001 and 2000, 52,473
shares were issued for $1,524, 37,434 shares were issued for $971, and 23,304 shares were issued for $492, respectively, in cash pursuant to these plans.

The subsidiary Banks of the Corporation have obtained approval to borrow up to $30,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

Certain directors and executive officers and their related interests of the Corporation and the Banks were deposit customers of the Banks. Total deposits of these customers aggregate approximately $6,956 and $4,881at December 31, 2002 and December 31, 2001, respectively.

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

                                                           All Others
                              Isabella Bank     Farmers    (Including
                                and Trust     State Bank     Parent)       Total
                              -------------   ----------   ----------    ---------
2002
  Total assets                $     515,831   $  126,850   $   11,038    $ 653,719
  Interest income                    29,689        8,353          119       38,161
  Net interest income                17,559        5,135          211       22,905
  Provision for loan losses             650          375           --        1,025
  Net income                          5,516        1,206          203        6,925

2001
  Total assets                $     469,408   $  116,903   $    5,832    $ 592,143
  Interest income                    31,718        8,987           93       40,798
  Net interest income                16,292        5,003          243       21,538
  Provision for loan losses             500          270           --          770
  Net income (loss)                   4,824        1,269          (27)       6,066

2000
  Total assets                $     430,060   $  106,699   $    4,138    $ 540,897
  Interest income                    29,554        9,135           65       38,754
  Net interest income                15,002        5,199          151       20,352
  Provision for loan losses             265          300           --          565
  Net income (loss)                   4,223        1,439         (231)       5,431

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

Under the Federal Reserve's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that include quantitative measures of their assets, certain off-balance-sheet items, and capital, as calculated under regulatory accounting standards. The Banks' required capital is also subject to regulatory qualitative judgment regarding the Banks' interest rate risk exposure and credit risk. Prompt corrective action provisions are not applicable to bank holding companies.

Measurements established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notifications from the Federal Reserve Bank categorized the Banks as well capitalized. To be categorized as well capitalized, a bank must maintain total risk based capital, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the notifications that management believes has changed the Banks' category.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                                 Minimum
                                                                                         To Be Well Capitalized
                                                                    Minimum Capital      Under Prompt Corrective
                                                  Actual              Requirements        Action Provisions
                                           -------------------    -------------------    -----------------------
                                            Amount     Ratio       Amount     Ratio       Amount         Ratio
                                           --------   --------    --------   --------    --------       --------
AS OF DECEMBER 31, 2002
  Total capital to risk weighted assets
      Isabella Bank and Trust              $ 40,385       12.9%   $ 24,998        8.0%   $ 31,247           10.0%
      Farmers State Bank of Breckenridge     12,957       14.2       7,284        8.0       9,106           10.0
      Consolidated                           62,030       15.2      32,670        8.0         N/A            N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                36,525       11.7      12,499        4.0      18,748            6.0
      Farmers State Bank of Breckenridge     11,811       13.0       3,642        4.0       5,463            6.0
      Consolidated                           56,919       13.9      16,335        4.0         N/A            N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                36,525        7.4      19,856        4.0      24,820            5.0
      Farmers State Bank of Breckenridge     11,811        9.6       4,912        4.0       6,140            5.0
      Consolidated                           56,919        9.2      24,795        4.0         N/A            N/A

AS OF DECEMBER 31, 2001
  Total capital to risk weighted assets
      Isabella Bank and Trust              $ 37,154       12.5%   $ 23,867        8.0%   $ 29,834           10.0%
      Farmers State Bank of Breckenridge     12,294       14.9       6,593        8.0       8,241           10.0
Consolidated                                 58,065       15.1      30,831        8.0         N/A            N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                33,425       11.2      11,933        4.0      17,900            6.0
      Farmers State Bank of Breckenridge     11,255       13.7       3,296        4.0       4,945            6.0
      Consolidated                           53,240       13.8      15,415        4.0         N/A            N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                33,425        7.4      17,979        4.0      22,474            5.0
      Farmers State Bank of Breckenridge     11,255       10.3       4,371        4.0       5,464            5.0
      Consolidated                           53,240        9.4      22,553        4.0         N/A            N/A

NOTE N - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                                   December 31
                                                                 2002       2001
                                                               --------   --------
ASSETS
  Cash on deposit at subsidiary Banks                          $  4,690   $  5,861
  Securities available for sale                                   1,497        588
  Investments in subsidiaries                                    58,949     51,912
  Premises and equipment                                             98        113
  Other assets                                                    1,722      1,157
                                                               --------   --------
                                                TOTAL ASSETS   $ 66,956   $ 59,631
                                                               ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                                            $  3,553   $  2,803
  Shareholders' equity                                           63,403     56,828
                                                               --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 66,956   $ 59,631
                                                               ========   ========

CONDENSED STATEMENTS OF INCOME

                                                                Year Ended December 31
                                                                2002     2001     2000
                                                               ------   ------   ------
Income
  Dividends from subsidiaries                                  $3,325   $3,115   $4,700
  Interest income                                                 122      154      105
  Management fee and other                                        292      245        6
                                                               ------   ------   ------
                                                TOTAL INCOME    3,739    3,514    4,811
Expenses                                                          824      680      563
                                                               ------   ------   ------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                      2,915    2,834    4,248
  Federal income tax benefit                                      152      103      166
                                                               ------   ------   ------
                                                                3,067    2,937    4,414
Undistributed earnings of subsidiaries                          3,858    3,129    1,017
                                                               ------   ------   ------
                                                  NET INCOME   $6,925   $6,066   $5,431
                                                               ======   ======   ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31
                                                                 2002        2001        2000
                                                               --------    --------    --------
OPERATING ACTIVITIES
 Net income                                                    $  6,925    $  6,066    $  5,431
   Adjustments to reconcile net income
     to cash provided by operations
       Undistributed earnings of subsidiaries                    (3,858)     (3,129)     (1,017)
       Net amortization of securities                                --           1           3
       (Increase) decrease in interest receivable                    (2)          1          20
       (Increase) decrease in other assets                       (1,947)       (240)          3
       Increase in accrued expenses                                 389       1,353       1,440
       Provision for depreciation                                    20          19          19
       Deferred income tax benefit                                  328        (401)       (512)
                                                               --------    --------    --------
                             NET CASH PROVIDED BY OPERATIONS      1,855       3,670       5,387

                                                                   Year Ended December 31
                                                                 2002        2001        2000
                                                               --------    --------    --------
INVESTING ACTIVITIES
  Proceeds from the maturities of investment
     securities available for sale                                  175          75         867
  Purchases of investment securities available for sale          (1,080)         --          --
  Investment in subsidiaries                                       (495)         --      (2,924)
  Purchases of equipment and premises                                (5)        (39)        (19)
                                                               --------    --------    --------
         NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (1,405)         36      (2,076)

FINANCING ACTIVITIES
  Cash dividends                                                 (2,585)     (2,327)      2,198)
  Issuance of common stock                                        1,583         971         492
  Repurchase of common stock                                       (619)       (768)         --
                                                               --------    --------    --------
                       NET CASH USED IN FINANCING ACTIVITIES     (1,621)     (2,124)     (1,706)
                                                               --------    --------    --------
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (1,171)      1,582       1,605
Cash and cash equivalents at beginning of year                    5,861       4,279       2,674
                                                               --------    --------    --------
                       CASH AND CASH EQUIVALENTS AT YEAR END   $  4,690    $  5,861    $  4,279
                                                               ========    ========    ========

NOTE O - GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Corporation adopted the FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the reporting and other intangible assets subsequent to their acquisition. This Statement requires that goodwill be separately disclosed if material from other intangible assets on the consolidated balance sheet and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but, instead, tested for impairment at least annually. The adoption of Statement No. 142 resulted in the reduction of goodwill amortization of $392 or $0.09 per share for 2002.

As required by the Statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Corporation's analysis, no reclassifications were required as of December 31, 2002. Included in other assets on the accompanying consolidated balance sheets are the following amounts as of December 31:

                               2002     2001
                              ------   ------
Branch acquisition goodwill   $2,036   $2,036
Title company goodwill         1,064       --
                              ------   ------
Total goodwill                 3,100    2,036
Core deposit intangibles         398      492
                              ------   ------
                              $3,498   $2,528
                              ======   ======

The core deposit intangibles are being amortized on a straight-line basis over nine years.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and certain executive officers of the Corporation, see "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's 2003 Annual Meeting Proxy Statement ("Proxy Statement") which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For information concerning executive compensation, see "Executive Officers," "Report on Executive Compensation," "The Defined Benefit Pension Plan," "Compensation Committee Interlocks and Insider Participation," "Remuneration of Directors," and "Stock Performance" in the Proxy Statement which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

For information concerning the security ownership of certain owners and management, see "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2002, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

                                                                                      Number of
                                                                                      Securities
                                                                                       Remaining
                                                                                     Available for
                                                                                    Future Issuance
                                               Number of            Weighted         Under Equity
                                            Securities to be    Average Exercise     Compensation
                                              Issued upon            Price of            Plans
                                               Exercise of         Outstanding        (Excluding
                                              Outstandings           Options,         Securities
                                           Options, Warrants,        Warrants        Reflected in
                                               and Rights           and Rights         Column(A))
Plan Category                                     (A)                  (B)                (C)
-------------                              ------------------   ----------------    ---------------
Equity compensation approved by
Shareholders: None                                         --                 --                 --
Equity compensation plans not
approved by shareholders:
   1984 deferred director fee plan                    126,956                 (1)                (1)
   1998 executive officer deferred
      salary plan                                       5,486                 (2)                (2)
                                           ------------------
                                   Total              132,442
                                           ==================

(1) Pursuant to the terms of the Deferred Director fee plan, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's Dividend Reinvestment Plan. Stock units credited to a participant's account are eligible for stock and cash dividend as payable. Upon retirement from the board, a participant can convert one stock unit into one share of common stock. All authorized but unissued shares of common stock are eligible for issuance under this Plan.

(2) The Executive Officer Deferred Salary Plan allows executive officers of the Corporation and its subsidiaries to defer up to 5% of their annual salary to purchase stock units. The mechanics of the plan operate exactly the same as the Deferred Director Fee Plan as discussed in (1) above.

                                     PART IV

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "Indebtedness of and Transactions with Management" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within ninety days prior to the filing date of this Annual Report on Form 10-K, the Corporation under the supervision and with the participation of its management, including its Chief Executive Officer/Chief Financial Officer, performed an evaluation of the Corporation's disclosure controls and procedures, in accordance with Rules 13a-14 and 13a-15 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to him, particularly during the period for which the periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 of the Securities Act of 1934, referred to above.

ITEMS 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

         2.   Financial Statement Schedules:

                  All schedules are omitted because they are neither applicable nor required, or because the required information is included in the consolidated financial statements or related notes.

         3.   Exhibits:

                  3(a)     Amended Articles of Incorporation(1)

                  3(b)     Amendment to the Articles of Incorporation(3)

                  3(c)     Amendment to the Articles of Incorporation(5)

                  3(d)     Amendment to the Articles of Incorporation(5)

                  3(e)     Amended Bylaws(1)

                  3(f)     Amendment to the Bylaws(2)

                  3(g)     Amendment to the Bylaws(3)

                  3(h)     Amendment to the Bylaws(6)

                  3(i)     Amendment to the Bylaws(7)

                  3(j)     Amendments to the Bylaws

                  10(a) Isabella Bank & Trust Executive Supplemental Income Agreement(3)*

                  10(b)    Isabella Bank & Trust Deferred Compensation Plan(6)*

                  10(c) IBT Bancorp, Inc. and Related Companies Deferred Compensation Plan for Directors(6)*

                  10(d)    Isabella Bank and Trust Death Benefit Only
                           Agreement(7)*

                  21       Subsidiaries of the Registrant

                  23       Consent of Rehmann Robson, P.C. Independent Auditors

                  99.01 Certification of Chief Executive Officer and Chief Financial Officer

                      (b) During the three months ended December 31, 2002, the Corporation filed the following current report on Form 8-K: None

                      (c) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report entitled, "Index to Exhibits"

                      (d)  Financial Statement Schedules: None

(1) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 12, 1991, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 13, 1990, and incorporated herein by reference.

(3) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

(4) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein.

(5) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein.

(6) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein.

(7) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein.

*        Management's Contract or Compensatory Plan or Arrangement.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by: /s/ Dennis P. Angner                         Date: March 24, 2003
    -------------------------------------             ----------------
    Dennis P. Angner
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                                            Capacity                      Date
----------                                                            --------                      ----
/s/ L. A. Johns                                               Chairman of the Board             March 24, 2003
---------------------------------------                       and Director
L. A. Johns


/s/ Dennis P. Angner                                          President and Chief               March 24, 2003
---------------------------------------                       Executive Officer
Dennis P. Angner                                              (Principal Executive
                                                              and Principal Financial
                                                              Officer) and Director

/s/ Richard J. Barz                                           Director                          March 24, 2003
---------------------------------------


/s/ Frederick L. Bradford                                     Director                          March 24, 2003
---------------------------------------
Frederick L. Bradford


/s/ Gerald D. Cassel                                          Director                          March 24, 2003
---------------------------------------
Gerald D. Cassel


/s/ James C. Fabiano                                          Director                          March 24, 2003
---------------------------------------
James C. Fabiano

Signatures                                                            Capacity                      Date
----------                                                            --------                      ----
/s/ David W. Hole                                             Director                          March 24, 2003
---------------------------------------
David W. Hole


/s/ Ronald E. Schumacher                                      Director                          March 24, 2003
---------------------------------------
Ronald E. Schumacher


/s/ William J. Strickler                                      Director                          March 24, 2003
---------------------------------------
William J. Strickler


/s/ Dean Walldorff                                            Director                          March 24, 2003
---------------------------------------
Dean Walldorff


/s/ Herbert C. Wybenga                                        Vice President and                March 24, 2003
---------------------------------------                       Director
Herbert C. Wybenga


/s/ Dale Weburg                                               Director                          March 24, 2003
---------------------------------------
Dale Weburg

CERTIFICATIONS

I, Dennis P. Angner, certify that:

1.       I have reviewed this annual report on Form 10-K of IBT Bancorp, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                   /s/ Dennis P. Angner
     ----------------                  -----------------------------------------
                                       President and CEO, Principal Executive
                                       Officer and Principal Financial Officer

IBT Bancorp
FORM 10-K


Index to Exhibits

         Exhibit                                                                                      Form 10-K
         Number                     Exhibit                                                          Page Number
         ------                     -------                                                          -----------
         3(j)                       Amendment to the Bylaws                                               59

         21                         Subsidiaries of the Registrant                                        60

         23                         Consent of Rehmann Robson P.C.                                        61
                                    Independent Certified Public Accountants

         99.01                      Statement Pursuant to Title 18 - USC Section 1350                     62