Form 10-Q
period 2003-03-31
IBT BANCORP INC /MI/
filed 2003-05-08
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended March 31, 2003
                               --------------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  [X] Yes      [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock no par value, 4,344,738 as of April 15, 2003
           ----------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q

Part I  Financial Information
                                                                                     Page Numbers

                  Item 1  Consolidated Financial Statements                             3-8

                  Item 2  Management's Discussion and
                                    Analysis of Financial Condition
                                    and Results of Operations                           9-15

                  Item 3  Quantitative and Qualitative                                 16-18
                                    Disclosures About Market Risk

                  Item 4  Controls and Procedures                                        19

Part II  Other Information

                  Item 6  Exhibits and Reports on Form 8-K                               19

                  Signature                                                              20

                  Certifications                                                       20-22


                         ITEM I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)

                                                                                  March 31           December 31
                                                                                    2003                2002
                                                                                    ----                ----
                                                                                (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                        $  38,242           $  28,587
  Federal funds sold                                                                10,850              25,850
                                                                                 ---------           ---------
                               TOTAL CASH AND CASH EQUIVALENTS                      49,092              54,437

  Investment securities
     Securities available for sale  (Amortized cost of
       $172,197 in 2003 and $153,499 in 2002)                                      177,019             157,909
     Securities held to maturity (Fair value --
       $1,761 in 2003 and $1,803 in 2002)                                            1,716               1,736
                                                                                 ---------           ---------
                                   TOTAL INVESTMENT SECURITIES                     178,735             159,645
  Loans
     Agricultural                                                                   52,814              53,223
     Commercial                                                                    140,819             143,957
     Residential real estate mortgage                                              145,762             152,778
     Installment                                                                    55,456              54,522
                                                                                 ---------           ---------
                   TOTAL LOANS                                                     394,851             404,480
  Less allowance for loan losses                                                     5,869               5,593
                                                                                 ---------           ---------
                                                     NET LOANS                     388,982             398,887
  Other assets                                                                      40,420              39,748
                                                                                 ---------           ---------
                                                  TOTAL ASSETS                    $657,229            $652,717
                                                                                 =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                         $  63,570           $  63,106
     NOW accounts                                                                  109,426             111,195
     Certificates of deposit and other savings                                     320,475             316,845
     Certificates of deposit over $100,000                                          70,863              70,310
                                                                                 ---------           ---------
                                                TOTAL DEPOSITS                     564,334             561,456
  Other borrowed funds                                                              15,290              17,793
  Accrued interest and other liabilities                                            12,157              10,011
                                                                                 ---------           ---------
                                             TOTAL LIABILITIES                     591,781             589,260
  Shareholders' Equity
     Common stock -- no par value
       10,000,000 shares authorized; outstanding--
       4,344,738 in 2003 (4,336,283 in 2002)                                        45,864              45,610
     Retained earnings                                                              17,763              16,299
     Accumulated other comprehensive income                                          1,821               1,548
                                                                                 ---------           ---------
                                    TOTAL SHAREHOLDERS' EQUITY                      65,448              63,457
                                                                                 ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 657,229           $ 652,717
                                                                                 =========           =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                                  ---------------------------
                                                                                  2003                2002
                                                                                  ----                ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                   4,336,283        3,884,985
  Stock dividend                                                                         ---          388,757
  Issuance of common stock                                                            10,141           13,741
  Common stock repurchased                                                            (1,686)             ---
                                                                                  ----------       ----------
                                         BALANCE END OF PERIOD                     4,344,738        4,287,483
                                                                                  ==========       ==========
COMMON STOCK
  Balance at beginning of period                                                  $   45,610       $   31,017
  Stock dividend                                                                         ---           12,829
  Issuance of common stock                                                               313              314
  Common stock repurchased                                                               (59)             ---
                                                                                  ----------       ----------
                                         BALANCE END OF PERIOD                        45,864           44,160

RETAINED EARNINGS
  Balance at beginning of period                                                      16,299           24,788
  Net income                                                                           1,942            1,614
  Stock dividend                                                                         ---          (12,829)
  Cash dividends ($0.11 per share in 2003 and $0.10 in 2002)                            (478)            (434)
                                                                                 -----------       ----------
                                         BALANCE END OF PERIOD                        17,763           13,139

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                       1,548            1,023
  Unrealized gains (losses) on securities available for sale,
    net of income taxes and reclassification adjustment                                  273             (408)
                                                                                 -----------       ----------
                                         BALANCE END OF PERIOD                         1,821              615
                                                                                 -----------       ----------
                      TOTAL SHAREHOLDERS EQUITY END OF PERIOD                     $   65,448       $   57,914
                                                                                  ==========       ==========







See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands)

                                                                               Three Months Ended
                                                                                     March 31
                                                                                     --------
                                                                                2003        2002
                                                                                ----        ----
INTEREST INCOME
  Loans                                                                        $7,517      $7,943
  Investment securities
    Taxable                                                                     1,157         945
    Nontaxable                                                                    494         407
    Federal funds sold                                                             96         172
                                                                               ------      ------
                                                 TOTAL INTEREST INCOME          9,264       9,467
Interest Expense
    Deposits                                                                    3,136       3,896
    Borrowed funds and other                                                      187         175
                                                                               ------      ------
                                                TOTAL INTEREST EXPENSE          3,323       4,071
                                                                               ------      ------
                                                   NET INTEREST INCOME          5,941       5,396
Provision for loan losses                                                         212         188
                                                                               ------      ------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      5,729       5,208

Noninterest Income
    Trust fees                                                                    159         129
    Service charges on deposit accounts                                            64          69
    Other service charges and fees                                              1,170         509
    Gain on sale of mortgage loans                                                664         258
    Title insurance revenue                                                       613         346
    Other                                                                         284         257
                                                                               ------      ------
                                              TOTAL NONINTEREST INCOME          2,954       1,568
Noninterest Expenses
    Salaries, wages and employee benefits                                       3,269       2,667
    Occupancy                                                                     371         328
    Furniture and equipment                                                       540         524
    Other                                                                       1,891       1,099
                                                                               ------      ------
                                            TOTAL NONINTEREST EXPENSES          6,071       4,618

                                    INCOME BEFORE FEDERAL INCOME TAXES          2,612       2,158
Federal income taxes                                                              670         544
                                                                               ------      ------
                                                           NET INCOME          $1,942      $1,614
                                                                               ======      ======

Basic net income per share                                                     $ 0.45      $ 0.38
                                                                               ======      ======
Cash dividends per share                                                       $ 0.11      $ 0.10
                                                                               ======      ======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(dollars in thousands)                                                         Three Months Ended
                                                                                     March 31
                                                                                     --------
                                                                               2003          2002
                                                                               ----          ----


NET INCOME                                                                     $1,942      $1,614
Other comprehensive income (loss) before income taxes
   Unrealized holding gains (losses) arising during period                        414        (618)
   Income tax (expense) benefit related to comprehensive income                  (141)        210
                                                                               ------      ------
OTHER COMPREHENSIVE INCOME (LOSS)                                                 273        (408)
                                                                               ------      ------
                                    COMPREHENSIVE INCOME                       $2,215      $1,206
                                                                               ======      ======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Three Months Ended
(in thousands)                                                          March 31
                                                                   2003          2002
                                                                   ----          ----
OPERATING ACTIVITIES
  Net income                                                      1,942          1,614
  Adjustments to reconcile net income to cash provided
    by (used in) operations:
      Provision for loan losses                                     212            188
      Provision for depreciation                                    388            336
      Net amortization of securities                                338            193
      Increase in cash value of life insurance                     (117)          (115)
      Amortization of intangibles                                    23             23
      Gain on sales of mortgage loans                              (664)          (258)
      Proceeds from sales of mortgage loans                      56,583         35,211
      Mortgage loans originated for sale                        (59,755)       (33,276)
      Decrease (increase) in interest receivable                      9            (42)
      Increase in other assets                                     (717)          (492)
      Increase (decrease) in accrued interest and
        other expenses                                            2,146           (613)
                                                               --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           388          2,769

INVESTING ACTIVITIES
Activity in available for sale securities
      Maturities, calls, and sales                                5,035         10,726
      Purchases                                                 (25,435)       (42,531)
Activity in held to maturity securities
      Maturities, calls, and sales                                1,386            754
Net decrease in loans                                            13,529         14,799
Purchases of equipment and premises                                (399)        (1,052)
                                                               --------       --------
NET CASH USED IN INVESTING ACTIVITIES                            (5,884)       (17,304)

FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing deposits           464         (7,525)
  Net increase in interest bearing deposits                       2,414         26,206
  Net (decrease) increase in borrowed funds                      (2,503)           814
  Cash dividends                                                   (478)          (434)
  Proceeds from issuance of common stock                            313            314
  Common stock repurchased                                          (59)           ---
                                                               --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           151         19,375
                                                               --------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (5,345)         4,840
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 54,437         55,462
                                                               --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 49,092       $ 60,302
                                                               ========       ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2002.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,336,020 as of March 31, 2003, and 4,277,809 as of March 31, 2002. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. While the precise impact of adoption of FIN No. 46 on results of operations, financial position and cash flows has not been determined, its effect is not expected to be material.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2002 annual report and with the unaudited consolidated financial statements and notes, as set forth on pages 3 through 8 of this report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2002. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and servicing assets to be its most critical accounting policies.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future grace periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation's Annual Report and herein.

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

                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

RESULTS OF OPERATIONS

         Net income equaled $1.94 million for the three month period ended March 31, 2003, compared to $1.61 million for the same period in 2002. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.19% for the first three months of 2003 and 1.07% for 2002. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.42% through March 31, 2003 versus 11.31% for the same period in 2002.

SUMMARY OF SELECTED FINANCIAL DATA
-------------------------------------------------            Three Months Ended
(Dollars in thousands except per share data)                      March 31
                                                          -------------------------
                                                           2003               2002
                                                           ----               ----
    INCOME STATEMENT DATA
      Net interest income                                 $ 5,941          $ 5,396
      Provision for loan losses                               212              188
      Net income                                            1,942            1,614

    PER SHARE DATA
      Net income                                             0.45             0.38
      Cash dividends                                         0.11             0.10

    RATIOS
      Average primary capital to average assets             10.37%           10.31%
      Net income to average assets                           1.19             1.07
      Net income to average equity                          12.42            11.31

NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $366,000 in 2003 versus $397,000 in 2002. For analytical purposes in Tables 1 and 2, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                                         Three Months Ended
                                                    March 31, 2003                                   March 31, 2002
                                                         Tax        Average                                Tax        Average
                                          Average     Equivalent     Yield/               Average       Equivalent     Yield/
                                          Balance      Interest       Rate                Balance        Interest       Rate
                                          -------      --------       ----                -------        --------       ----
INTEREST EARNING ASSETS
Loans                                     $ 394,628     $7,518        7.62%              $387,798         $7,948        8.20%
Taxable investment securities               115,145      1,157        4.02                 75,278            907        4.82
Nontaxable investment securities             47,962        748        6.24                 39,843            617        6.19
Federal funds sold                           31,943         92        1.15                 41,887            172        1.64
Other investments                             2,782         43        6.18                  2,696             38        5.64
                                         ----------    -------       -----              ---------         ------        ----
             Total Earning Assets           592,460      9,558        6.45                547,502          9,682        7.07

NONEARNING ASSETS
Allowance for loan losses                    (5,734)                                       (5,527)
Cash and due from banks                      25,789                                        22,208
Premises and equipment                       15,466                                        14,987
Accrued income and other assets              24,529                                        22,541
                                         ----------                                     ---------
                    TOTAL ASSETS           $652,510                                      $601,711
                                         ==========                                      ========

INTEREST BEARING LIABILITIES
Interest bearing demand deposits          $ 116,836        307        1.05             $   91,488            379        1.66
Savings deposits                            138,181        383        1.11                135,102            622        1.84
Time deposits                               251,721      2,446        3.90                243,224          2,895        4.76
Borrowed funds                               15,801        187        4.73                 12,245            175        5.72
                                         ----------    -------        ----              ---------         ------       -----
 Total Interest Bearing Liabilities         522,539      3,323        2.55                482,059          4,071        3.38

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
Demand deposits                              58,429                                        55,560
Other                                         9,988                                         7,002
Shareholders' equity                         62,554                                        57,090
                                         ----------                                     ---------
TOTAL LIABILITIES AND EQUITY               $653,510                                      $601,711
                                         ==========                                      ========

NET INTEREST INCOME (FTE)                               $6,235                                            $5,611
                                                        ======                                            ======

NET YIELD ON INTEREST EARNING ASSETS (FTE)                            4.21%                                             4.10%
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

                                                                  Quarter Ended March 31, 2003
                                                                           Compared to
                                                                          March 31, 2002
                                                                    Increase (Decrease) Due to
                                                                ---------------------------------
                                                                  Volume        Rate         Net
                                                                  ------        ----         ---
CHANGES IN INTEREST INCOME
    Loans                                                         $138         $(568)      $(430)
    Taxable investment securities                                  420          (170)        250
    Nontaxable investment securities                               126             5         131
    Federal funds sold                                             (36)          (44)        (80)
    Other investments                                                1             4           5
                                                                  ----         -----       -----
         Total changes in interest income                          649          (773)       (124)
         Total changes in interest expense                         235          (983)       (748)
                                                                  ----         -----       -----
         Net change in interest margin (FTE)                      $414         $ 210       $ 624
                                                                  ====         =====       =====


IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)

                                                                           Three Months Ended
                                                                                 March 31
                                                                        ------------------------
                                                                        2003                2002
                                                                        ----                ----
   Summary of changes in allowance
      Allowance for loan losses - January 1                             $5,593            $5,471
      Loans charged off                                                    (80)             (171)
      Recoveries of charged off loans                                      144               107
                                                                       -------           -------
      Net loans recovered (charged off)                                     64               (64)
      Provision charged to operations                                      212               188
                                                                       -------           -------
      Allowance for loan losses - March 31                              $5,869            $5,595
                                                                       =======           =======

      Allowance for loan losses as a % of loans                          1.49%             1.47%
                                                                       =======           =======

      NONPERFORMING LOANS
      --------------------------------------
      (Dollars in thousands)
                                                                                March 31
                                                                        ------------------------
                                                                        2003                2002
                                                                        ----                ----

      Total amount of loans outstanding for
         the period                                                   $394,851           $381,324
                                                                      ========           ========

      Nonaccrual loans                                                $  2,121           $  1,446
      Accruing loans past due 90 days or more                            1,865              1,662
      Restructured loans                                                   ---                ---
                                                                      --------           --------
                                            Total                     $  3,986           $  3,108
                                                                      ========           ========
      Loans classified as nonperforming as a
         % of outstanding loans                                           1.01%              0.82%
                                                                         =====              =====


      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ended March 31, 2003 to the same period in 2002, fully taxable equivalent (FTE) net interest income increased $624,000 or 11.1%. An increase of 8.2% in average interest earning assets provided $649,000 of FTE interest income. The majority of this growth was funded by an 8.3% increase in interest bearing liabilities resulting in $235,000 of additional interest expense. Overall, changes in volume resulted in a $414,000 increase in FTE interest income. The average FTE interest rate earned on assets declined by 0.62%, decreasing the amount of interest earned by $773,000. The average rate paid on deposits decreased 0.83%, decreasing interest expense by $983,000. The net change related to interest rate earned and paid was a $210,000 increase in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.21% during 2003 versus 4.10% in 2002. The 0.11% increase in the yield was primarily a result of a shift in the funding of earning assets from time deposits to lower cost saving and interest bearing demand deposits. As a percentage of average earning assets, time deposits declined 1.93% and saving and interest bearing demand deposits increased 1.66%. The change in funding mix resulted in approximately $40,000 in additional net interest income. Additionally the Corporation's increasing reliance on interest bearing liabilities to fund asset growth continues to adversely impact net interest yields. Management expects the Corporation's reliance on higher cost deposits to fund asset growth to continue.

PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 59.2% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 2003 to March 31, 2002, total loans outstanding decreased 3.5%. The provision for loan losses increased $24,000 to $212,000 in the first quarter of 2003 when compared to 2002. The increase in the provision of loan losses resulted from an increase in nonperforming loans of 28.2% and increased uncertainty about economic performance over the coming months. As set forth in Table 3, loans classified as nonperforming were $4.0 million as of March 31, 2003, a $878,000 increase over the prior year. The allowance for loan losses as a percentage of loans equaled 1.49% compared to 1.47% in 2002. In management's opinion, the allowance for loan losses is adequate as of March 31, 2003.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other noninterest income. Income earned from these sources increased $1.39 million during the three month period ending March 31, 2003, compared to the same period in 2002. Significant individual account changes during this period include a $267,000 increase in income from the sale of title insurance and related services, a $874,000 increase in gains on the sale of residential real estate mortgage loans, and a $40,000 increase in residential mortgage servicing rights. Included in other assets is $9.9 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $117,000 and $115,000 during the quarters ended March 31, 2003 and 2002, respectively, is recorded as other income. These policies earned an average rate of 4.7% and, due to their preferential tax treatment, have a taxable equivalent rate of 7.4%. These policies are placed with four different insurance companies with an S & P rating of AA+ or better.

      The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other noninterest income is a $664,000 gain from the sale of $56.6 million in mortgages during the first quarter of 2003 versus a $258,000 gain on the sale of $35.2 million in the same period in 2002.

NONINTEREST EXPENSE

      Noninterest expense increased $1.45 million for the first three months of 2003 when compared to the same period in 2002. The largest component of noninterest expense is salaries and employee benefits, which increased $602,000 or 22.6%. The Corporation purchased Benchmark Title on July 1, 2002; of the total increase in salary and benefits for 2003, $104,000 is related to this acquisition. The remaining increase is due to additional staffing and normal merit and promotional salary increases, and approximately a 30% increase in benefits due to medical and pension plan expenses.

      Occupancy and furniture and equipment expenses increased $59,000 or 6.9% in 2003. The majority of this increase is a result of increases in equipment and building depreciation and service contract expenses. All other operating expenses increased $792,000 or 73.6%. The majority of this increase is related to a $17,000 increase in marketing, a $678,000 increase in charitable donations to IBT Foundation (see "Financial Instruments with Off Balance Sheet Arrangements"), and $22,000 in title insurance underwriting expense.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 2002, total assets increased $4.50 million to $657.2 million. During the first quarter of 2003, major changes in asset mix included a $9.7 million increase in cash, a $15.0 million decrease in fed funds sold, a $19.1 million increase in investment securities, and a $9.9 million decrease in net loans. Deposits during this period increased $2.9 million. Interest bearing deposits increased $2.4 million and noninterest bearing deposits increased $464,000, borrowed funds decreased $2.5 million, and shareholders' equity increased $2.0 million.

LIQUIDITY

      Liquidity management is designed to ensure adequate resources are available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

      As of March 31, 2003, cash and cash equivalents as a percentage of total assets equaled 7.5%, versus 8.3% as of December 31, 2002. During the first three months of 2003, cash provided by operating activities was $388,000, financing activity provided $151,000, and investing activities used $5.9 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $5.3 million decrease in cash and cash equivalents during the first three months of 2003.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $177.0 million as of March 31, 2003 and $157.9 million as of December 31, 2002. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income, and increased approximately $2.0 million since December 31, 2002.

      There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 10.3% at March 31, 2003.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2003:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                              IBT Bancorp
                                                                 Actual
                                                    Required                03/31/03
                                                   ------------           ------------
       Equity Capital                                 4.00%                 14.40
       Secondary Capital*                             4.00                   1.25
                                                      ----                  -----
       Total Capital                                  8.00%                 15.65
                                                      ====                  =====

* IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET ARRANGEMENTS

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

Commitments to extend credit, which totaled $52.5 million at March 31, 2003, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2003, the Corporation had a total of $553,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of March 31, 2003 approximated $1.2 million.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2003. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                           March 31, 2003                               Fair Value
                                          -----------------------------------------------------------------------------------------
                                               2004       2005      2006       2007        2008   Thereafter    Total    03/31/03
                                          -----------------------------------------------------------------------------------------
Rate sensitive assets
 Other interest bearing assets                $10,850       ---       ---        ---         ---        ---    $10,850     $10,850
    Average interest rates                      1.25%       ---       ---        ---         ---        ---      1.25%
  Fixed interest rate securities              $28,885   $53,627   $33,453    $12,386      $9,881    $40,503   $178,735    $178,780
    Average interest rates                      3.82%     3.67%     2.95%      3.83%       3.81%      3.94%      3.64%
  Fixed interest rate loans                   $91,909   $88,755   $67,851    $26,342     $25,040    $22,205   $322,102    $323,740
    Average interest rates                      7.59%     7.53%     7.35%      7.28%       5.45%      7.01%      7.29%
  Variable interest rate loans                $49,235    $9,482    $5,463     $3,231      $4,415       $923    $72,749     $72,749
    Average interest rates                      5.83%     5.87%     5.79%      5.91%       5.33%      5.21%      5.80%

Rate sensitive liabilities
  Borrowed funds                                 $718    $1,053       $53        $53      $5,053     $8,360    $15,290     $16,057
    Average interest rates                      1.00%     5.01%     4.16%      4.16%       5.08%      5.35%      5.02%
  Savings and NOW accounts                   $154,398   $20,257   $16,481    $13,575     $12,581    $33,631   $250,923    $250,923
    Average interest rates                      1.14%     1.09%     1.44%      1.27%       1.06%      0.84%      1.12%
  Fixed interest rate time deposits          $129,992   $28,992   $41,554    $26,411     $21,073       $111   $248,133    $254,098
    Average interest rates                      2.92%     4.78%     5.53%      4.74%       4.48%        ---      3.90%
  Variable interest rate time deposits           $897      $411        $4        ---        $396        ---     $1,708      $1,708
    Average interest rates                      2.03%     2.03%       ---        ---       3.80%        ---      2.44%

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                           March 31, 2002                               Fair Value
                                          -----------------------------------------------------------------------------------------
                                               2003      2004      2005       2006        2007    Thereafter     Total     03/31/02
                                          -----------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets               $39,300       ---       ---        ---         ---        ---    $39,300     $39,300
    Average interest rates                      1.75%       ---       ---        ---         ---        ---      1.75%
  Fixed interest rate securities              $24,186   $24,289   $37,166    $10,028      $7,028    $33,515   $136,212    $136,276
    Average interest rates                      4.40%     4.43%     4.07%      4.42%       4.52%      4.81%      4.32%
  Fixed interest rate loans                   $97,286   $73,516   $95,513    $22,269     $28,093    $15,161   $331,838    $333,115
    Average interest rates                      7.85%     8.42%     8.10%      8.41%       8.26%      7.59%      8.11%
  Variable interest rate loans                $35,352    $5,883    $3,876     $2,176      $1,679       $520    $49,486     $49,486
    Average interest rates                      7.43%     7.40%     6.32%      6.14%       6.01%      6.53%      7.23%

Rate sensitive liabilities
  Federal funds purchased                      $1,065    $1,000       ---        ---      $5,000     $5,381    $12,446     $12,576
     Average interest rates                     0.94%     5.05%       ---        ---       5.08%      5.72%      5.00%
  Savings and NOW accounts                   $134,291   $21,233   $17,273    $14,003     $12,944    $32,238   $231,982    $231,982
    Average interest rates                      1.47%     1.65%     1.57%      2.32%       1.27%      1.19%      1.50%
  Fixed interest rate time deposits          $148,225   $34,232   $18,263    $30,523     $15,840        $27   $247,110    $248,659
    Average interest rates                      5.23%     5.85%     5.95%      5.97%       6.56%        ---      5.55%
  Variable interest rate time deposits           $998      $337       ---        ---         ---        ---     $1,335      $1,335
    Average interest rates                      4.09%     4.09%       ---        ---         ---        ---      4.09%

ITEM 4 -- CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures -- Dennis P. Angner, the Corporate Principal Executive Officer and Principal Financial Officer, has reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act)] as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation he has concluded that the Corporation's disclosure controls and procedures are effective, providing him with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Controls -- There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.




                           PART II - OTHER INFORMATION



Item 6   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  See Index to Exhibits

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IBT Bancorp, Inc.



Date:   April 30, 2003                 /s/ Dennis P. Angner
     ---------------------            ----------------------
                                      Dennis P. Angner
                                      President and CEO
                                      (Principal Financial Officer)

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

Date:   April 30, 2003                            /s/Dennis P. Angner
      ------------------                          ------------------------------
                                                  President and CEO, Principal
                                                  Executive Officer and
                                                  Principal Financial Officer

                                INDEX TO EXHIBITS
                                  FOR FORM 10-Q

Exhibit                                                                 Sequentially
Number   Description                                                    Numbered Page
3.1      Amended Articles of Incorporation incorporated by
         reference to Form 10-K, dated March 12, 1991.                       ---
3.2      Amendment to the Articles of Incorporation incorporated
         by reference to Form 10-K, dated March 27, 1995.                    ---
3.3      Amendment to the Articles of Incorporation incorporated
         by reference to Form 10-K, dated March 22, 2000.                    ---
3.4      Amendment to the Articles of Incorporation incorporated
         by reference to Form 10-K, dated March 27, 2001.                    ---
3.5      Amended Bylaws incorporated by reference to Form 10-K,
         dated March 13, 1990.                                               ---
3.6      Amendment to the Bylaws incorporated by reference to
         Form 10-K, dated March 26, 1994.                                    ---
3.7      Amendment to the Bylaws incorporated by reference to
         Form 10-K, dated March 27, 1995.                                    ---
3.8      Amendment to the Bylaws incorporated by reference to
         Form 10-K, dated March 27, 2001.                                    ---
3.9      Amendment to the Bylaws incorporated by reference to
         Form 10-K, dated March 25, 2002.                                    ---
3.10     Amendment to the Bylaws incorporated by reference to
         Form 10-K, dated March 24, 2003.                                    ---

99.1*    Statement Pursuant to Title 18 -- USC Section 1350                   25

-------
* Filed herein