Form 10-Q
period 2003-06-30
IBT BANCORP INC /MI/
filed 2003-08-11
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2003
                               -------------
                                       or
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Common Stock no par value, 4,370,267 as of July 24, 2003
            --------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                     PAGE NUMBERS

                  Item 1    Consolidated Financial Statements           3-8

                  Item 2    Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                  9-21

                  Item 3    Quantitative and Qualitative
                            Disclosures About Market Risk             21-23

                  Item 4    Controls and Procedures                      24

Part II  Other Information

                  Item 4    Submission of Matters to a Vote of
                            Securities Holders                           24

                  Item 6    Exhibits and Reports on Form 8-K             27

                  Signature                                              25

                  Exhibit 31, Section 302                                25
                           Certification of CEO and CFO

                  Exhibit 32, Section 906                                28
                           Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

                                                         June 30       December 31
                                                           2003            2002
                                                           ----            ----
                                                        (Unaudited)
ASSETS
  Cash and demand deposits due from banks                  $ 33,980     $ 28,587
  Federal funds sold                                          4,650       25,850
                                                           --------     --------
                     TOTAL CASH AND CASH EQUIVALENTS         38,630       54,437

Investment securities
  Securities available for sale (Amortized cost of
      $185,105 in 2003 and $153,499 in 2002)                190,752      157,909
  Securities held to maturity (Fair value --
      $1,336 in 2003 and $1,803 in 2002)                      1,279        1,736
                                                           --------     --------
                     TOTAL INVESTMENT SECURITIES            192,031      159,645

Mortgage loans available for sale                            13,261       13,392
Loans
  Agricultural                                               54,535       53,223
  Commercial                                                130,359      143,957
  Real estate mortgage                                      143,409      139,386
  Installment                                                57,864       54,522
                                                           --------     --------
                                      TOTAL LOANS           386,167      391,088
Less allowance for loan losses                                6,044        5,593
                                                           --------     --------
                                        NET LOANS           380,123      385,495
Other assets                                                 40,644       39,748
                                                           --------     --------
                                     TOTAL ASSETS          $664,689     $652,717
                                                           ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
  Noninterest bearing                                      $ 70,231     $ 63,106
  NOW accounts                                              107,448      111,195
  Certificates of deposit and other savings                 306,509      316,845
  Certificates of deposit over $100                          83,123       70,310
                                                           --------     --------
                                   TOTAL DEPOSITS           567,311      561,456
Other borrowed funds                                         17,291       17,793
Accrued interest and other liabilities                       12,335       10,011
                                                           --------     --------
                                TOTAL LIABILITIES           596,937      589,260
Shareholders' Equity
  Common stock -- no par value,
     10,000,000 shares authorized; outstanding--
     4,353,298 in 2003 (4,336,283 in 2002)                   46,146       45,610
  Retained earnings                                          19,241       16,299
  Accumulated other comprehensive income                      2,365        1,548
                                                           --------     --------
                         TOTAL SHAREHOLDERS' EQUITY          67,752       63,457
                                                           --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $664,689     $652,717
                                                           ========     ========


See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

                                                                     Six Months Ended
                                                                          June 30
                                                                     -----------------
                                                                   2003            2002
                                                                   ----            ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                 4,336,283      3,884,985
  Stock dividend                                                       ---        388,757
  Issuance of common stock                                           19,151        22,762
  Common stock repurchased                                           (2,136)      (18,706)
                                                                -----------   -----------
                                BALANCE END OF PERIOD             4,353,298     4,277,798
                                                                ===========   ===========


COMMON STOCK
  Balance at beginning of period                                $    45,610    $   31,017
  Stock dividend                                                        ---        12,829
  Issuance of common stock                                              613           569
  Stock repurchased                                                     (77)         (617)
                                                                -----------   -----------
                                BALANCE END OF PERIOD                46,146        43,798

RETAINED EARNINGS
 Balance at beginning of period                                      16,299        24,788
 Net income                                                           3,898         3,363
 Stock dividend                                                         ---       (12,829)
 Cash dividends ($0.11 per share in 2003 and $0.10 in 2002)            (956)         (861)
                                                                -----------   -----------
                                BALANCE END OF PERIOD                19,241        14,461

 ACCUMULATED OTHER COMPREHENSIVE INCOME
 Balance at beginning of period                                       1,548         1,023
 Unrealized gains on securities available for sale, net
   of income taxes and reclassification adjustment                      817           708
                                                                -----------   -----------
                                BALANCE END OF PERIOD                 2,365         1,731
                                                                -----------   -----------

              TOTAL SHAREHOLDERS EQUITY END OF PERIOD           $    67,752    $   59,990
                                                                ===========   ===========


 See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                     Three Months Ended       Six Months Ended
(in thousands)                                            June 30                   June 30
                                                         ---------                 --------
                                                     2003          2002        2003        2002
                                                    --------------------      ------------------
INTEREST INCOME
  Loans                                               $ 7,360   $ 7,708       $14,877   $15,651
  Investment securities
    Taxable                                             1,191     1,167         2,348     2,112
    Nontaxable                                            495       441           989       848
Federal funds sold                                         73       117           169       289
                                                      -------   -------       -------   -------
                          TOTAL INTEREST INCOME         9,119     9,433        18,383    18,900
INTEREST EXPENSE
  Deposits                                              3,034     3,671         6,170     7,567
  Federal funds purchased                                 204       179           391       354
                                                      -------   -------       -------   -------
                         TOTAL INTEREST EXPENSE         3,238     3,850         6,561     7,921
                                                      -------   -------       -------   -------
                            NET INTEREST INCOME         5,881     5,583        11,822    10,979
Provision for loan losses                                 333       162           545       350
                                                      -------   -------       -------   -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   5,548     5,421        11,277    10,629

Noninterest income
  Trust fees                                              155       147           314       276
  Service charges on deposit accounts                      63        72           127       141
  Other service charges and fees                          864       526         2,034     1,035
  Gain on sale of mortgage loans                          819       162         1,483       420
  Title insurance revenue                                 756       409         1,369       755
  Other                                                   316       256           600       513
                                                      -------   -------       -------   -------
                       TOTAL NONINTEREST INCOME         2,973     1,572         5,927     3,140

Noninterest expenses
  Salaries, wages and employee benefits                 3,366     2,617         6,635     5,284
  Occupancy                                               363       333           734       661
  Furniture and equipment                                 574       556         1,114     1,080
  Other                                                 1,576     1,142         3,467     2,241
                                                      -------   -------       -------   -------
                     TOTAL NONINTEREST EXPENSES         5,879     4,648        11,950     9,266

             INCOME BEFORE FEDERAL INCOME TAXES         2,642     2,345         5,254     4,503
Federal income taxes                                      686       596         1,356     1,140
                                                      -------   -------       -------   -------
                                     NET INCOME       $ 1,956   $ 1,749       $ 3,898   $ 3,363
                                                      =======   =======       =======   =======

Basic net income per share                               0.45   $  0.41       $  0.90   $  0.79
                                                      =======   =======       =======   =======

Cash dividends per share                              $  0.11   $  0.10       $  0.22   $  0.20
                                                      =======   =======       =======   =======


See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in thousands)

                                                         Three Months Ended     Six Months Ended
                                                               June 30              June 30
                                                              --------             --------
                                                          2003       2002        2003      2002
                                                          ---------------        ---------------
NET INCOME                                               $1,956   $1,749         $3,898   $3,363
Other comprehensive income before income taxes:
 Unrealized gains on securities available for sale:
   Unrealized holding gains arising during period           824    1,691          1,238    1,073
   Income taxes related to other comprehensive
      income                                                280      575            421      365
                                                         ------   ------         ------   ------
OTHER COMPREHENSIVE INCOME                                  544    1,116            817      708
                                                         ------   ------         ------   ------
                     COMPREHENSIVE INCOME                $2,500   $2,865         $4,715   $4,071
                                                         ======   ======         ======   ======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)                                                   Six Months Ended
                                                                      June 30
                                                               2003              2002
                                                               ----              ----
OPERATING ACTIVITIES
Net income                                                $   3,898            $   3,363
Adjustments to reconcile net income to cash
 provided by operations:
    Provision for loan losses                                   545                  350
    Provision for depreciation                                  772                  672
    Net amortization of securities                              734                  470
    Increase in cash value of life insurance                   (235)                (233)
    Amortization of intangibles                                  47                   47
    Gain on sales of mortgage loans                          (1,483)                (420)
    Proceeds from sales of mortgage loans                   140,107               55,403
    Mortgage loans originated for sale                     (138,493)             (49,354)
    Decrease in interest receivable                             237                  304
    Increase in other assets                                   (964)                (782)
    Increase in accrued interest and other expenses           2,324                  904
                                                          ---------            ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES       7,489               10,724

INVESTING ACTIVITIES
Activity in available for sale securities
  Maturities, calls, and sales                               13,975               19,123
  Purchases                                                 (46,428)             (65,365)
Activity in held to maturity securities
  Maturities, calls, and sales                                  570                  754
Net decrease (increase) in loans                              4,827               (3,541)
Purchase of cash value life insurance                           ---                 (414)
Purchases of equipment and premises                          (1,173)              (1,435)
                                                          ---------            ---------
                  NET CASH USED BY INVESTING ACTIVITIES     (28,229)             (50,878)

FINANCING ACTIVITIES
Net increase (decrease) in noninterest bearing deposits       7,125               (4,327)
Net (decrease) increase in interest bearing deposits         (1,270)              28,449
Net (decrease) increase in other borrowed funds                (502)               1,251
Cash dividends                                                 (956)                (861)
Proceeds from the issuance of common stock                      613                  569
Common stock repurchased                                        (77)                (617)
                                                          ---------            ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES       4,933               24,464
                                                          ---------            ---------
                  DECREASE IN CASH AND CASH EQUIVALENTS     (15,807)             (15,690)
       Cash and cash equivalents at beginning of period      54,437               55,462
                                                          ---------            ---------
             CASH AND CASH EQUIVALENTS AT END OF PERIOD   $  38,630            $  39,772
                                                          =========            =========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2002.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,349,692 and 4,276,788 for the six month periods ending June 30, 2003 and 2002, respectively. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. While the precise impact of adoption of FIN No. 46 on consolidated results of operations, financial position and cash flows has not been determined, its effect is not expected to be material.

In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Corporation.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that provisions of Statement No. 150 will have a material impact on the financial position or results of operations of the Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2002 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

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


                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS

Net income equaled $3.90 million for the six month period ended June 30, 2003 versus $3.36 million in 2002. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 1.19% for the first six months of 2003 and 1.10% in 2002. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.19% through June 30, 2003 versus 11.70% for the same period in 2002.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------
(Dollars in thousands except per share data)

                                                                 Six Months Ended
                                                                      June 30
                                                                 2003        2002
                                                                 ----------------
            INCOME STATEMENT DATA
                  Net interest income                          $11,822     $10,979
                  Provision for loan losses                        545         350
                  Net income                                     3,898       3,363
            PER SHARE DATA
                  Net income per common share                     0.90        0.79
                  Cash dividends per common share                 0.22        0.20
            RATIOS
                  Average primary capital to average assets      10.56%      10.25%
                  Net income to average assets                    1.19        1.10
                  Net income to average equity                   12.19       11.70


NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $897,000 in 2003 versus $747,000 in 2002. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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



                                                                        Six Months Ended
                                               June 30, 2003                                      June 30, 2002
                                                    Tax       Average                                   Tax     Average
                                        Average  Equivalent    Yield/                       Average  Equivalent   Yield/
                                        Balance    Interest     Rate                        Balance   Interest     Rate
                                      ---------- ----------   -------                      --------- ---------- --------
  INTEREST EARNING ASSETS
  Loans                                $ 392,870    $14,879     7.57%                      $ 387,281    $15,656    8.09%
  Taxable investment securities          121,825      2,296     3.77                          87,703      2,032    4.63
  Nontaxable investment securities        48,161      1,590     6.60                          42,608      1,285    6.03
  Federal funds sold                      28,515        169     1.19                          34,629        288    1.66
  Other investments                        2,817         52     3.69                           2,722         81    5.95
                                       ---------    -------    -----                       ---------    -------  ------
                 Total Earning Assets    594,188     18,986     6.39                         554,943     19,342    6.97


  NONEARNING ASSETS
  Allowance for loan losses               (5,855)                                             (5,587)
  Cash and due from banks                 26,399                                              22,267
  Premises and equipment                  15,444                                              14,852
  Accrued income and other assets         24,740                                              23,260
                                       ---------                                           ---------
                          TOTAL ASSETS $ 654,916                                           $ 609,735
                                       =========                                           =========

  INTEREST BEARING LIABILITIES
  Interest bearing demand deposits     $ 113,568        590     1.04                       $  93,259        717    1.54
  Savings deposits                       140,082        752     1.07                         136,775      1,209    1.77
  Time deposits                          251,508      4,827     3.84                         246,138      5,681    4.62
  Borrowed funds                          16,029        391     4.88                          12,370        314    5.08
                                       ---------    -------    -----                       ---------    -------  ------
    Total Interest Bearing Liabilities   521,187      6,560     2.52                         488,542      7,921    3.24

  NONINTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
  Demand deposits                         59,226                                              56,238
  Other                                   10,573                                               7,450
  Shareholders' equity                    63,930                                              57,505
                                       ---------                                           ---------
        TOTAL LIABILITIES AND EQUITY   $ 654,916                                           $ 609,735
                                       =========                                           =========
                                                    -------                                             -------
  Net interest income (FTE)                         $12,426                                             $11,421
                                                    =======                                             =======
                                                               -----                                             ------
  Net yield on interest earning assets (FTE)                    4.18%                                              4.12%
                                                               =====                                             ======

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


                                                                         Six Month Period Ended June 30, 2003
                                                                                      Compared to
                                                                                     June 30, 2002
                                                                            Increase (Decrease) Due to

                                                                    -------------------------------------------
                                                                       Volume          Rate             Net
                                                                       ------          ----             ----
CHANGES IN INTEREST INCOME
    Loans                                                             $   224        $ (1001)         $  (777)
    Taxable investment securities                                         691           (427)             264
    Nontaxable investment securities                                      177            128              305
    Federal funds sold                                                    (46)           (73)            (119)
    Other investments                                                       2            (31)             (29)
                                                                      -------        -------          -------
          Total changes in interest income                              1,048         (1,404)            (356)
          Total changes in interest expense                               374         (1,735)          (1,361)
                                                                      -------        -------          -------
    NET CHANGE IN INTEREST MARGINS (FTE)                              $   674        $   331          $ 1,005
                                                                      =======        =======          =======

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 2003 to the same period in 2002, fully taxable equivalent (FTE) net interest income increased $1.01 million or 8.8%. An increase of 7.1% in average interest earning assets provided $1.05 million of FTE interest income. The majority of this growth was funded by a 6.7% increase in interest bearing liabilities, resulting in $374,000 of additional interest expense. Overall, changes in volume resulted in $674,000 of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.58%, while the amount of interest earned as a result of changes in rate decreased $1.40 million. The average rate paid on deposits decreased by 0.72%, decreasing interest expense by $1.74 million. The net change related to interest rates earned and paid was a $331,000 increase in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.18% during the first six months of 2003 versus 4.12% for the same period in 2002. The 0.06% increase in the FTE interest margin was primarily a result of a shift in the funding of earning assets from higher cost time deposits and borrowing to lower cost saving and demand deposits. Time deposits and borrowing as a percentage of average earning assets for the six month periods ending June 30, 2003 and 2002 were 45.0% and 46.6%, or a 1.6% decline. Another factor in the increase in the Corporation's net interest margin was aggressively repricing deposits as interest rates continued their decline.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 59% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 2003 to June 30, 2002, the provision for loan losses was increased $195,000 to $545,000. Year to date 2003, the Corporation had net charge-offs of $94,000 in 2003 versus $181,000 in 2002. Loans classified as nonperforming were 1.23% of loans as of June 30, 2003 versus 1.21% for June 30, 2002. The Corporation's peer group, which includes 255 holding companies with assets between $500 million and $1.0 billion, nonperforming loans to total loans ratio was 0.84% as of March 31, 2003. As of June 30, 2003, the allowance for loan losses as a percentage of loans equaled 1.51%. In management's opinion, the allowance for loan losses is adequate as of June 30, 2003.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------
(Dollars in Thousands)

                                                                               Six Months Ended
                                                                                   June 30
                                                                        ------------------------------

                                                                          2003                   2002
                                                                        -------                -------
   Summary of changes in allowance
      Allowance for loan losses - January 1                             $ 5,593                $ 5,471
      Loans charged off                                                    (296)                  (354)
      Recoveries of charged off loans                                       202                    173
                                                                        -------                -------
      Net loans charged off                                                 (94)                  (181)
      Provision charged to operations                                       545                    350
                                                                        -------                -------
      ALLOWANCE FOR LOAN LOSSES - JUNE 30                               $ 6,044                $ 5,640
                                                                        =======                =======

      ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS                            1.51%                  1.43%
                                                                        =======                =======

 NONPERFORMING LOANS
 ----------------------
 (Dollars in thousands)

                                                                                    June 30
                                                                        -----------------------------
                                                                         2003                    2002
                                                                        -------                -------
      Total amount of loans outstanding for
         the period                                                    $399,428               $395,595
                                                                       ========               ========

      Nonaccrual loans                                                 $  1,724               $  2,848
      Accruing loans past due 90 days or more                             3,181                  1,939
                                                                       --------               --------
                                        Total                          $  4,905               $  4,787
                                                                       ========               ========

      Loans classified as nonperforming as a
         % of outstanding loans                                            1.23%                  1.21%
                                                                       ========               ========


      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. There was a $2.8 million increase in fees earned from these sources during the first six months of 2003 when compared to the same period in 2002. Significant individual account changes during this period include a $614,000 increase from the sale of title insurance and related services, a $1.1 million increase in gains on the sale of mortgage loans, a $385,000 increase in NSF and overdraft fees, and a $513,000 increase in sold mortgage servicing income. Of the $614,000 in title insurance revenue, $497,000 is a result of IBT Title and Insurance purchase of Benchmark Title of Greenville on July 1, 2002.

The Corporation has established a policy that all 15 and 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages exclude at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $1.5 million gain from the sale of $140.1 million in mortgages during the first six months of 2003 versus a $420,000 gain on the sale of $55.4 million in mortgages for the same period in 2002.

NONINTEREST EXPENSES

Noninterest expenses increased $2.7 million or 29.0% during the first six months of 2003 when compared to 2002. The largest component of noninterest expense is salaries and employee benefits, which increased $1.35 million or 25.6%. In addition to increases resulting from additional staffing and normal merit and promotional salary adjustments, the Corporation incurred $208,000 of salary and benefit expense as a result of its acquisition of Benchmark Title and a 30% increase in medical and pension expense costs.

Occupancy and furniture and equipment expenses increased $107,000 or 6.1% in 2003. The majority of this increase is related to equipment and building depreciation, service contracts, and property tax expense. Other expenses increased by $1.2 million or 54.7%. Of this amount, $1.0 million is related to an accrual for a charitable donation to Isabella Bank and Trust's Community Foundation.
                      QUARTER ENDED JUNE 30, 2003 AND 2002

RESULTS OF OPERATIONS

Net income equaled $1.96 million for the second quarter in 2003 versus $1.75 million in 2002. Return on average assets equaled 1.19% for the second quarter of 2003 versus 1.13% for the same period in 2002. Return on average equity equaled 11.98% for the second quarter in 2003, versus 12.08% for the second quarter in 2002.

SUMMARY OF SELECTED FINANCIAL DATA
----------------------------------
(Dollars in thousands except per share data)



                                                              Three Months Ended
                                                                     June 30
                                                         ------------------------------
                                                            2003                   2002
                                                         ------------------------------
   INCOME STATEMENT DATA
      Net interest income                                 $5,881                $5,583
      Provision for loan losses                              333                   162
      Net income                                           1,956                 1,749

   PER SHARE DATA
      Net income per common share                         $ 0.45                $ 0.41
      Cash dividend per common share                        0.11                   .10

   RATIOS
      Average primary capital to average assets            10.75%                10.20%
      Net income to average assets                          1.19                  1.13
      Net income to average equity                         11.98                 12.08

NET INTEREST INCOME

When comparing the second quarter of 2003 to 2002, net FTE interest income increased $331,000. An increase of 6.0% in interest earning assets provided $404,000 of FTE interest income. The asset growth was funded primarily by a 5.2% increase in interest bearing liabilities, resulting in $145,000 of increased interest expense. Overall, increased volume resulted in $259,000 of additional FTE interest income. During the second quarter of 2003, the average FTE interest rate earned on assets decreased by 0.58% and the average rate paid on deposits decreased by 0.62%. The changes in interest rates earned and paid resulted in a $72,000 increase in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.01% to 4.12% in the second quarter of 2003. The primary factor for the decrease was a substantial shift of earning assets from loans to taxable investment securities. As a percentage of average assets, loans to total earning assets declined from 68.8% in the second quarter of 2002 to 65.6% in 2003 with approximately a similar increase in lower yielding taxable investments.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 2003 was $333,000 versus $162,000 in 2002. During the second quarter of 2003 the Corporation had net charge-offs of $158,000 versus $117,000 during the same period of 2002. The allowance for loan losses as a percent of loans was 1.51% as of June 30, 2003, a 0.08% increase since June 30, 2002.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 2003, when compared to the same period in 2002, increased $1.40 million or 89.1%. The most significant changes were a $347,000 increase from the sale of title insurance and related services, a $657,000 increase in gains on the sale of mortgage loans, an $85,000 increase in mortgage servicing income, and a $196,000 increase in overdraft fees.

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


                                                                                  Quarter Ended
                                                        June 30, 2003                                   June 30, 2002
                                                            Tax         Average                             Tax      Average
                                               Average    Equivalent    Yield/                Average   Equivalent   Yield/
                                               Balance     Interest       Rate                Balance     Interest     Rate
                                               -------     --------       ----                -------     --------     ----
INTEREST EARNING ASSETS
  Loans                                      $ 391,112       $ 7,361      7.53%             $ 386,763   $   7,708      7.97%
  Taxable investment securities                128,505         1,139      3.55                100,127       1,125      4.49
  Nontaxable investment securities              48,360           792      6.55                 45,373         668      5.89
  Federal funds sold                            25,087            77      1.23                 27,370         116      1.70
  Other                                          2,852             9      1.26                  2,748          43      6.26
                                             ---------       -------      -----             ---------   ---------      ----
                   TOTAL EARNING ASSETS        595,916         9,378      6.29                562,381       9,660      6.87

  NONEARNING ASSETS
  Allowance for loan losses                     (5,976)                                        (5,647)
  Cash and due from banks                       27,009                                         22,326
  Premises and equipment                        15,422                                         14,716
  Accrued income and other assets               24,951                                         23,976
                                             ---------                                      ---------
                           TOTAL ASSETS      $ 657,322                                      $ 617,752
                                             =========                                      =========

  INTEREST BEARING LIABILITIES
  Interest bearing demand deposits           $ 110,300           283      1.03              $  95,029         338      1.42
  Savings deposits                             141,983           369      1.04                138,447         587      1.70
  Time deposits                                252,295         2,381      3.77                249,050       2,786      4.47
  Borrowed funds                                16,257           204      5.02                 12,494         139      4.45
                                             ---------       -------      -----             ---------   ---------      ----
     TOTAL INTEREST BEARING LIABILITIES        520,835         3,237      2.49              $ 495,020       3,850      3.11

  NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS EQUITY
  Demand deposits                               60,023                                         56,915
  Other                                         11,158                                          7,897
  Shareholders' equity                          65,306                                         57,920
                                             ---------                                      ---------
           TOTAL LIABILITIES AND EQUITY      $ 657,322                                      $ 617,752
                                             =========                                      =========
                                                             -------                                    ---------
NET INTEREST INCOME (FTE)                                    $ 6,141                                    $   5,810
                                                             =======                                    =========
                                                                          -----                                        ----
NET YIELD ON INTEREST EARNING ASSETS (FTE)                                4.12%                                        4.13%
                                                                          =====                                        ====

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



                                     Quarter Ended June 30, 2003
                                            Compared to
                                            June 30, 2002
                                     Increase (Decrease) Due to
                                     ---------------------------
                                       Volume   Rate      Net
                                       ------   ----      ---
CHANGES IN INTEREST INCOME
Loans                                 $  86    $(433)   $(347)
Taxable investment securities           280     (266)      14
Nontaxable investment securities         46       78      124
Federal funds sold                       (9)     (30)     (39)
Other                                     1      (35)     (34)
                                      -----    -----    -----
Total changes in interest income        404     (686)    (282)
Total changes in interest expense       145     (758)    (613)
                                      -----    -----    -----
Net Change in Interest Margin (FTE)   $ 259    $  72    $ 331
                                      =====    =====    =====

     NONINTEREST EXPENSES

     Noninterest expenses increased $1.23 million or 26.5% during the second quarter of 2003 when compared to 2002. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. The largest component of noninterest expense is salaries and employee benefits, which increased $749,000 or 28.6%. The increase is related to normal merit and promotional salary increases, increases in medical and pension expenses, and the addition of Benchmark Title in the third quarter of 2002.

     Occupancy and furniture and equipment expenses increased $48,000 or 5.4%. The majority of this increase is associated with increased building and equipment depreciation. Other operating expenses increased $434,000 or 62.1%. The most significant changes include a $55,000 increase in title insurance expense and a $340,000 increase in donation expense. For additional information regarding the increased donation expense, please see page 15 under the caption Noninterest Expense.

     ANALYSIS OF CHANGES IN FINANCIAL CONDITION

     Since December 31, 2002, total assets increased $12.0 million to $664.7 million. As of June 30, 2003, total loans decreased $5.1 million, cash and demand deposits due from bank increased $5.4 million, federal funds sold decreased $21.2 million, and investment securities increased $32.4 million when compared to December 31, 2002. Deposits during this period increased $5.9 million, and shareholders' equity increased $4.3 million.

     LIQUIDITY

     Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

     As of June 30, 2003, cash and cash equivalents as a percentage of total assets equaled 5.8%, versus 8.3% as of December 31, 2002. During the first six months of 2003, $7.5 million in net cash was provided from operations and $4.9 million was provided from financing activities. Investing activities used $28.2 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $15.8 million decrease in cash and cash equivalents during the first six months of 2003.

     In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $190.8 million as of June 30, 2003 and $157.9 million as of December 31, 2002. The Corporation's liquidity is considered adequate by management.

     CAPITAL

     The capital of the Corporation consists solely of common stock and retained earnings, increased by accumulated other comprehensive income; and increased approximately $4.3 million since December 31, 2002.

  There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 10.5% as of June 30, 2003.

  The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2003:

  PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                    IBT Bancorp
                                                       Actual
                                         Required                 06/30/03
                                         --------                 --------
         Equity Capital                    4.00%                   14.70%
         Secondary Capital*                4.00                     1.25
                                           -----                   ------
         Total Capital                     8.00%                   15.95%
                                           =====                   ======

  o IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

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

  Commitments to extend credit, which totaled $55.0 million at June 30, 2003, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2003, the Corporation had a total of $613,000 in outstanding standby letters of credit.

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

  The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of June 30, 2003 approximated $1.0 million.

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

  The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2003. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                           June 30, 2003                                                Fair Value
                                     -----------------------------------------------------------------------------------------------
                                           2004        2005       2006         2007       2008    Thereafter     Total    06/30/03
                                     -----------------------------------------------------------------------------------------------
Rate sensitive assets
 Other interest bearing assets              ---         ---          ---         ---        ---         ---   $    4,650   $  4,650
  Average interest rates                   1.25%        ---          ---         ---        ---         ---         1.25%
 Fixed interest rate securities       $  25,647    $ 54,645    $  35,438    $ 16,389   $ 10,718    $ 49,194   $  192,031   $192,088
  Average interest rates                   3.75%       3.61%        2.95%       3.13%      3.52%       3.81%        3.51%
 Fixed interest rate loans            $  90,415    $ 85,887    $  62,757    $ 25,205   $ 30,166    $ 23,317   $  317,747   $319,610
  Average interest rates                   6.99%       7.20%        6.77%       6.32%      6.50%       7.95%        6.97%
 Variable interest rate loans         $  58,906    $  7,077    $   5,739    $  3,363   $  5,772    $    824   $   81,681   $ 81,681
  Average interest rates                   5.66%       5.62%        5.91%       5.67%      5.33%      12.08%        5.72%

Rate sensitive liabilities
 Borrowed funds                       $     733    $  1,077    $   5,081    $     85   $     89    $ 10,226   $   17,291   $ 18,194
  Average interest rates                   1.13%       5.01%        5.07%       4.62%      4.65%       5.05%        4.88%
 Savings and NOW accounts             $ 151,634    $ 20,007    $  16,276    $ 13,439   $ 12,461    $ 33,681   $  247,498   $247,498
  Average interest rates                   1.07%       0.98%        1.36%       1.24%      0.81%       0.72%        1.03%
 Fixed interest rate time deposits    $ 126,141    $ 34,786    $  39,339    $ 29,141   $ 18,021    $    122   $  247,550   $253,784
Average interest rates                     2.61%       4.80%        5.11%       4.53%      4.32%       7.98%        3.67%
 Variable interest rate time deposits $     938    $    527          ---    $     23   $    544         ---   $    2,032   $  2,032
  Average interest rates                   1.34%       1.34%         ---        2.27%      2.27%        ---         1.89%


Quantitative Disclosures of Market Risk


                                                       June 30, 2003                                                    Fair Value
                                     -----------------------------------------------------------------------------------------------
                                          2003        2004       2005          2006       2007    Thereafter     Total    06/30/03
                                     -----------------------------------------------------------------------------------------------
Rate sensitive assets
 Other interest bearing assets        $  13,900        ---           ---       ---         ---         ---     $  13,900   $ 13,900
  Average interest rates                   1.75%       ---           ---       ---         ---         ---          1.75%
 Fixed interest rate securities       $  19,188    $ 27,738    $   41,582   $14,937    $  6,961    $ 41,656    $ 152,062   $152,130
  Average interest rates                   4.40%       4.43%         4.07%     4.42%       4.52%       4.81%        4.32%
 Fixed interest rate loans            $ 100,614    $ 76,577    $   97,687   $24,884    $ 26,798    $ 12,738    $ 339,298   $341,228
  Average interest rates                   8.08%       8.28%         8.02%     8.11%       8.01%      10.34%        8.19%
 Variable interest rate loans         $  40,629    $  6,412    $    4,428   $ 2,462    $  1,787    $    579    $  56,297   $ 56,297
  Average interest rates                   7.20%       7.22%         6.34%     6.17%       6.05%       6.65%        7.05%

Rate sensitive liabilities
 Other borrowed funds                 $   1,502    $  1,000         ---         ---    $  5,000    $  5,381    $  12,883   $ 13,082
  Average interest rates                   0.94%       5.05%        ---         ---        5.08%       5.72%        4.86%
 Savings and NOW accounts             $ 145,128    $ 18,820    $   15,309   $12,590    $ 11,663    $ 30,939    $ 234,449   $234,449
  Average interest rates                   1.25%       1.81%         1.64%     2.53%       1.52%       1.19%        1.40%
 Fixed interest rate time deposits    $ 143,009    $ 34,755    $   21,775    27,615    $ 19,398    $     21      246,573   $248,858
  Average interest rates                   5.22%       5.81%         5.88%     5.78%       6.20%       5.83%        5.50%
 Variable interest rate time deposits $   1,044    $    401    $        9       ---    $    195         ---    $   1,649   $  1,649
  Average interest rates                   3.52%       3.52%         3.52%      ---        3.52%        ---         3.52%

        Item 4 -- Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures -- Dennis P. Angner, the Corporate Principal Executive and Principal Financial Officer, has reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures [as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")] as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation he has concluded that the Corporation's disclosure controls and procedures are effective, providing him with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

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

                           PART II - OTHER INFORMATION

         Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  The registrant's annual meeting of shareholders was held on April 29, 2003. At the meeting the shareholders voted upon the following matters:

                  Election of Directors to terms ending 2006:

                                                        For        Withheld
                                                        ---        --------
                           Dennis Angner             3,050,323      1,927
                           Frederick Bradford        3,022,712     29,539
                           William Strickler         3,050,591      1,659
                           Dean Walldorff            3,049,983      2,268

                  Item 6    EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           See Index to Exhibits

                  (b)      Reports on Form 8-K

                           Current report on Form 8-K dated May 4, 2003, filed
                  with the SEC on May 6, 2003

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IBT Bancorp, Inc.
                              -------------------



     Date:   August 8, 2003         /s/ Dennis P. Angner
          -------------------       --------------------------------------
                                    Dennis P. Angner
                                    President and CEO
                                    (Principal Executive Financial Officer)

                               INDEX TO EXHIBITS
     EXHIBIT
     NUMBER       DESCRIPTION

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

     31*          Section 302 -- Certification of CEO and CFO

     32*          Section 906 -- Certification

     *Filed herein