Form 10-Q
period 2003-09-30
IBT BANCORP INC /MI/
filed 2003-11-07
CIK 842517

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended September 30, 2003
                               ------------------
                                       or
[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from                       to
                               ---------------------   -----------------------

Commission File Number:                        0-18415
                        ------------------------------------------------------

                               IBT Bancorp, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Michigan                                      38-2830092
------------------------------------------------------------------------------
   State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        identification No.)

       200 East Broadway           Mt. Pleasant, MI            48858
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

           Common Stock no par value, 4,378,052 as of October 22, 2003
           -----------------------------------------------------------

                                IBT BANCORP, INC.
                               Index to Form 10-Q


Part I   Financial Information                                     Page Numbers

            Item 1    Financial Statements and Notes                   3-9

            Item 2    Management's Discussion and                      9-21
                            Analysis of Financial Condition
                            and Results of Operations

            Item 3    Quantitative and Qualitative                     22-24
                            Disclosures About Market Risk

            Item 4    Controls and Procedures                           25

Signatures                                                              25

Part II  Other Information

            Item 6    Exhibits and Reports on Form 8-K                 26-31

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS



(dollars in thousands)                                            September 30   December 31
                                                                      2003          2002
                                                                      ----          ----
                                                                   (Unaudited)
ASSETS
  Cash and demand deposits due from banks                           $ 28,121    $   28,587
  Federal funds sold                                                   1,350        25,850
                                                                    --------      --------
                                     CASH AND CASH EQUIVALENTS        29,471        54,437
  Investment securities
     Securities available for sale (amortized cost of
        $179,551 in 2003 and $153,499 in 2002)                       183,040       157,909
     Securities held to maturity (fair value --
        $1,392 in 2003 and $1,803 in 2002)                             1,350         1,736
                                                                    --------      --------
                                   TOTAL INVESTMENT SECURITIES       184,390       159,645
  Mortgage loans available for sale                                    3,707        13,392
  Loans
     Agricultural                                                     55,234        53,223
     Commercial                                                      141,475       143,957
     Residential real estate mortgage                                165,225       139,386
     Installment                                                      52,432        54,522
                                                                    --------      --------
                                                   TOTAL LOANS       414,366       391,088
  Less allowance for loan losses                                       6,033         5,593
                                                                    --------      --------
                                                     NET LOANS       408,333       385,495
  Other assets                                                        42,384        39,748
                                                                    --------      --------
                                                  TOTAL ASSETS      $668,285      $652,717
                                                                    ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
     Noninterest bearing                                            $ 65,965      $ 63,106
     NOW accounts                                                    105,632       111,195
     Certificates of deposit and other savings                       316,162       316,845
     Certificates of deposit over $100                                66,774        70,310
                                                                    --------      --------
                                                TOTAL DEPOSITS       554,533       561,456
  Other borrowed funds                                                35,791        17,793
  Accrued interest and other liabilities                               9,545        10,011
                                                                    --------      --------
                                             TOTAL LIABILITIES       599,869       589,260
  Shareholders' Equity
     Common stock -- no par value
        10,000,000 shares authorized, issued, and
        outstanding-- 4,378,055 in 2003
        (4,336,283 in 2002)                                           46,629        45,610
     Retained earnings                                                20,846        16,299
     Accumulated other comprehensive income                              941         1,548
                                                                    --------      --------
                               TOTAL SHAREHOLDERS' EQUITY             68,416        63,457
                                                                    --------      --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $668,285      $652,717
                                                                    ========      ========



  See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
(dollars in thousands)

                                                                                    Nine Months Ended
                                                                                      September  30
                                                                               ---------------------------
                                                                               2003                   2002
                                                                               ----                   ----

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                            4,336,283               3,884,985
  Stock dividend                                                                  ---                 388,756
  Issuance of common stock                                                     45,158                  56,573
  Stock repurchased                                                            (3,386)                (18,726)
                                                                          -----------             -----------
                                         BALANCE END OF PERIOD              4,378,055               4,311,588
                                                                          ===========             ===========

COMMON STOCK
  Balance at beginning of period                                            $  45,610             $    31,017
  Stock dividend                                                                  ---                  12,829
  Issuance of common stock                                                      1,146                   1,641
  Stock repurchased                                                              (127)                   (617)
                                                                          -----------             -----------
                                         BALANCE END OF PERIOD                 46,629                  44,870
RETAINED EARNINGS
  Balance at beginning of period                                               16,299                  24,788
  Net income                                                                    5,983                   5,426
  Stock dividend                                                                  ---                 (12,829)
  Cash dividends ($0.30 per share
    in 2003 and $0.30 in 2002)                                                 (1,436)                 (1,291)
                                                                          -----------             -----------
                                         BALANCE END OF PERIOD                 20,846                  16,094
ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                                                1,548                   1,023
  Unrealized gains (LOSSES) on securities available for sale,
  net of income taxes and reclassification adjustment                            (607)                  2,092
                                                                          -----------             -----------
                                         BALANCE END OF PERIOD                    941                   3,115
                                                                          -----------             -----------
                      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD            $    68,416             $    64,079
                                                                          ===========             ===========


  See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands, except per share data)


                                                                      Three Months Ended      Nine Months Ended
                                                                         September 30           September 30
                                                                         ------------           ------------
                                                                       2003        2002        2003       2002
                                                                       ----------------        ---------------
INTEREST INCOME
  Loans                                                              $ 7,321     $ 8,020     $22,198     $23,671
  Investment securities
    Taxable                                                            1,194       1,136       3,542       3,248
    Nontaxable                                                           509         501       1,498       1,349
  Federal funds sold and other                                            11          74         180         363
                                                                     -------     -------     -------     -------
                                       TOTAL INTEREST INCOME           9,035       9,731      27,418      28,631

INTEREST EXPENSES
  Deposits                                                             2,846       3,626       9,016      11,193
  Short term borrowings                                                  224         128         615         482
                                                                     -------     -------     -------     -------
                                      TOTAL INTEREST EXPENSE           3,070       3,754       9,631      11,675
                                                                     -------     -------     -------     -------
                                         NET INTEREST INCOME           5,965       5,977      17,787      16,956
  Provision for loan losses                                              222         188         767         538
                                                                     -------     -------     -------     -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
                                                                       5,743       5,789      17,020      16,418
NONINTEREST INCOME
  Trust fees                                                             146         156         460         432
  Service charges on deposit accounts                                     62          70         189         211
  Other service charges and fees                                       1,113         537       3,147       1,572
  Gain on sale of mortgage loans                                         481         467       1,964         887
  Title insurance revenue                                                758         734       2,127       1,489
  Net realized gain on securities available for sale                      15           1          15           1
  Other                                                                  316         248         916         761
                                                                     -------     -------     -------     -------
                                    TOTAL NONINTEREST INCOME           2,891       2,213       8,818       5,353
NONINTEREST EXPENSES
  Salaries, wages and employee benefits                                3,528       2,840       9,888       8,124
  Occupancy                                                              398         361       1,132       1,022
  Furniture and equipment                                                855         635       1,969       1,715
  Amortization of acquisition intangibles and goodwill                    23          23          70          70
  Other                                                                1,005       1,368       4,700       3,562
                                                                     -------     -------     -------     -------
                                  TOTAL NONINTEREST EXPENSES           5,809       5,227      17,759      14,493

                          INCOME BEFORE FEDERAL INCOME TAXES           2,825       2,775       8,079       7,278
  Federal income taxes and minority interest                             740         712       2,096       1,852
                                                                     -------     -------     -------     -------
                                                  NET INCOME         $ 2,085     $ 2,063     $ 5,983     $ 5,426
                                                                     =======     =======     =======     =======
Basic net income per share                                           $  0.47     $  0.48     $  1.37     $  1.27
                                                                     =======     =======     =======     =======

Cash dividends per share                                             $  0.11     $  0.10     $  0.33     $  0.30
                                                                     =======     =======     =======     =======



See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                         Three Months Ended          Nine Months Ended
                                                                            September 30                September 30
                                                                            ------------                ------------
                                                                          2003        2002            2003       2002
                                                                        --------------------      --------------------
NET INCOME                                                              $ 2,085      $ 2,063      $ 5,983      $ 5,426
Other comprehensive income before income taxes
  Unrealized (losses) gains on securities available for sale:
     Unrealized holding (losses) gains arising during period             (2,143)       2,098         (906)       3,171

     Reclassification adjustment for realized
       gains included in net income                                         (15)          (1)         (15)          (1)
                                                                        -------      -------      -------      -------
Other comprehensive (loss) gain before income taxes                      (2,158)       2,097         (921)       3,170
   Income tax benefit (expense) related to other
       comprehensive income                                                 734         (713)         314       (1,078)
                                                                        -------      -------      -------      -------
OTHER COMPREHENSIVE INCOME                                               (1,424)       1,384         (607)       2,092
                                                                        -------      -------      -------      -------
                                               COMPREHENSIVE INCOME     $   661      $ 3,447      $ 5,376      $ 7,518
                                                                        =======      =======      =======      =======




See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



(dollars in thousands)                                                                 Nine Months Ended
                                                                                         September 30
                                                                                     2003           2002
                                                                                     ----           ----
OPERATING ACTIVITIES
  Net income                                                                      $   5,983      $   5,426
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                                           767            538
    Provision for depreciation                                                        1,441          1,120
    Net amortization of securities                                                    1,172            722
    Increase in cash value of life insurance                                           (350)          (350)
    Amortization of intangibles and goodwill                                             70             70
    Amortization of mortgage servicing rights                                           462            185
    Gain on sale of mortgage loans                                                   (1,964)          (887)
    Proceeds from sales of mortgage loans                                           191,999        107,710
    Mortgage loans originated for sale                                             (180,350)      (114,334)
    Increase in interest receivable                                                     (61)          (293)
    Increase in other assets                                                         (2,097)          (436)
    (Decrease) increase in accrued interest and other expenses                         (466)         1,332
                                                                                  ---------      ---------
                                   NET CASH PROVIDED BY OPERATING ACTIVITIES         16,606            803

INVESTING ACTIVITIES
  Activity in available for sale securities
    Maturities calls, and sales                                                      31,242         30,214
    Purchases                                                                       (58,699)       (76,904)
  Activity in held to maturity securities
    Maturities calls, and sales                                                         620          1,386
  Net increase in loans                                                             (23,605)        (1,636)
  Increase in cash value of life insurance                                               25           (300)
  Acquisition of Title Office                                                           ---            (25)
  Purchases of equipment and premises                                                (1,813)        (1,855)
                                                                                  ---------      ---------
                                       NET CASH USED BY INVESTING ACTIVITIES        (52,230)       (49,120)
FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits                                        2,859          1,904
  Net (decrease) increase in interest bearing deposits                               (9,782)        29,388
  Net increase in borrowings                                                         17,998          4,724
  Cash dividends                                                                     (1,436)        (1,291)
  Proceeds from issuance of common stock                                              1,146            841
  Common stock repurchased                                                             (127)          (617)
                                                                                  ---------      ---------
                                   NET CASH PROVIDED BY FINANCING ACTIVITIES         10,658         34,949

                                       DECREASE IN CASH AND CASH EQUIVALENTS        (24,966)       (13,368)
Cash and cash equivalents at beginning of period                                     54,437         55,462
                                                                                  ---------      ---------
                                  CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  29,471      $  42,094
                                                                                  =========      =========


See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2002.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,360,900 and 4,285,644 for the nine month periods ending September 30, 2003 and 2002, respectively.

NOTE 3  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation applies to the first interim or annual reporting period beginning after December 15, 2003. While the precise impact of adoption of FIN No. 46 on consolidated results of operations, financial position and cash flows has not been determined, its effect is not expected to be material.

In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position, results of operations or cash flows of the Corporation.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that provisions of Statement No. 150 will have a material impact on the financial position, results of operations or cash flows of the Corporation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2002 annual report and with the unaudited consolidated financial statements and notes thereto, as set forth on pages 3 through 9 of this report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2002. Of these significant accounting policies, the Corporation considers its policies regarding the determination of the allowance for loan losses and carrying values of servicing assets to be its most critical accounting policies.

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

Servicing assets are recognized when loans are sold with servicing retained. Mortgage servicing rights (MSR's) are assets which are amortized in proportion to and over the period of estimated future net servicing income. The fair value of servicing assets is estimated by discounting the future cash flows at estimated current market rates for the expected life of the loans. The Corporation uses industry prepayment statistics in estimating the expected life of the loan. Management periodically evaluates servicing assets for impairment. For purposes of measuring impairment, the rights are stratified based on original term to maturity. The amount of impairment recognized is the amount by which the servicing asset for a stratum exceeds its fair value.

                 NINE MONTHS ENDING SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS

         Net income equaled $5.98 million for the nine month period ended September 30, 2003, compared to $5.43 million for the same period in 2002, a 10.3% increase. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled 1.21% for the first nine months of 2003 and 1.17% in 2002. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 12.56% through September 30, 2003 versus 12.39% through September 30, 2002.

REVISED SUMMARY OF SELECTED FINANCIAL DATA



(Dollars in thousands except per share data)                       Year to Date
                                                                   September 30
                                                                   ------------
                                                            2003                  2002
                                                        ---------------------------------
INCOME STATEMENT DATA
   Net interest income                                  $   17,787             $   16,956
   Provision for loan losses                                   767                    538
   Net income                                                5,983                  5,426

PER SHARE DATA
   Net income per common share                          $     1.37             $     1.27
   Cash dividends per common share                            0.33                   0.30

RATIOS
   Average primary capital to average assets                 10.47%                 10.28%
   Net income to average assets                               1.21                   1.17
   Net income to average equity                              12.56                  12.39


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

                                                                               Nine Months Ending
                                                          September 30, 2003                        September  30, 2002
                                                                  Tax       Average                         Tax       Average
                                                  Average      Equivalent    Yield/         Average      Equivalent    Yield/
                                                  Balance       Interest      Rate          Balance       Interest      Rate
                                                  --------     ----------   -------         --------     ----------   -------
INTEREST EARNING ASSETS
  Loans                                           $398,641      $ 22,199      7.42%         $392,606      $ 23,677      8.04%
  Taxable investment securities                    125,428         3,466      3.68            91,708         3,125      4.54
  Nontaxable investment securities                  48,965         2,407      6.55            44,487         2,183      6.54
  Federal funds sold                                20,243           180      1.19            29,075           364      1.67
  Other investments                                  2,839           106      4.98             2,731           123      6.01
                                                  --------      --------      ----          --------      --------      ----
                      TOTAL EARNING ASSETS         596,116        28,358      6.34           560,607        29,472      7.01

NONEARNING ASSETS
  Allowance for loan losses                         (5,931)                                   (5,617)
  Cash and due from banks                           27,039                                    23,210
  Premises and equipment                            15,511                                    14,814
  Accrued income and other assets                   24,918                                    24,163
                                                  --------                                  --------
                              TOTAL ASSETS        $657,653                                  $617,177

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                $113,455           834      0.98          $ 97,339         1,091      1.49
  Savings deposits                                 140,569         1,085      1.03           135,652         1,728      1.70
  Time deposits                                    249,518         7,096      3.79           246,736         8,374      4.53
  Borrowed funds                                    17,621           615      4.65            12,843           482      5.00
                                                  --------      --------      ----          --------      --------      ----
         TOTAL INTEREST BEARING LIABILITIES        521,163         9,630      2.46           492,570        11,675      3.16

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                   60,318                                    57,873
  Other                                             12,652                                     8,356
  Shareholders' equity                              63,520                                    58,378
                                                  --------                                  --------
         TOTAL LIABILITIES AND EQUITY             $657,653                                  $617,177
                                                  ========                                  ========
NET INTEREST INCOME (FTE)                                       $ 18,728                                  $ 17,797
                                                                ========                                  ========
NET YIELD ON INTEREST EARNING ASSETS (FTE)                                    4.19%                                     4.23%
                                                                              ====                                      ====

IBT BANCORP, INC.

TABLE 2

VOLUME AND RATE VARIANCE ANALYSIS
--------------------------------------------------------------
(Dollars in Thousands)

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

                                                               Nine Month Period Ended September 30, 2003
                                                                                 Compared to
                                                                            September 30, 2002
                                                                        Increase (Decrease) Due to
                                                               ------------------------------------------
                                                                     Volume       Rate        Net
                                                                     ------     -------     -------

Changes in Interest Income
    Loans                                                            $  359     $(1,837)    $(1,478)
    Taxable investment securities                                     1,006        (665)        341
    Nontaxable investment securities                                    220           4         224
    Federal funds sold                                                  (94)        (90)       (184)
    Other investments                                                     5         (22)        (17)
                                                                     ------     -------     -------
         Total changes in interest income                             1,496      (2,610)     (1,114)
Total changes in interest expense                                       484      (2,529)     (2,045)
                                                                     ------     -------     -------
       NET CHANGE IN INTEREST MARGIN (FTE)                           $1,012     $   (81)    $   931
                                                                     ======     =======     =======

IBT BANCORP, INC.

TABLE 3

SUMMARY OF LOAN LOSS EXPERIENCE
-----------------------------------------------------------
(Dollars in Thousands)

                                                                      Year to Date
                                                                      September 30
                                                             ------------------------------
                                                                2003                 2002
                                                             ---------            ---------
   Summary of changes in allowance:
      Allowance for loan losses - January 1                  $   5,593            $   5,471
         Loans charged off                                        (571)                (522)
         Recoveries of charged off loans                           244                  230
                                                             ---------            ---------
         Net loans charged off                                    (327)                (292)
      Provision charged to operations                              767                  538
                                                             ---------            ---------
      Allowance for loan losses - September 30               $   6,033            $   5,717
                                                             =========            =========

   Allowance for loan losses as a % of loans                      1.44%                1.41%
                                                             =========            =========
NONPERFORMING LOANS
-------------------------------
(Dollars in thousands)
                                                                      September 30
                                                                2003                 2002
                                                             ---------            ---------
   Total amount of loans outstanding at the
      end of period                                          $ 418,073            $ 406,719
                                                             =========            =========

   Nonaccrual loans                                          $   1,260            $   3,180
   Accruing loans past due 90 days or more                       2,163                2,078
   Restructured loans                                              135                  739
                                                             ---------            ---------
                                             Total           $   3,558            $   5,997
                                                             =========            =========
   Loans classified as nonperforming as
   a % of outstanding loans                                       0.85%                1.47%
                                                             =========            =========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $1.65 million in the first nine months of 2003 versus $1.18 million for the same period in 2002. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 2003 to the same period in 2002, fully taxable equivalent (FTE) net interest income increased $931,000 or 5.2%. An increase of 6.3% in average interest earning assets provided $1.5 million of FTE interest income. The majority of this increase was funded by a 5.8% increase in interest bearing deposits and borrowed funds, resulting in $484,000 of additional interest expense. Overall, changes in volume resulted in $1.0 million of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.67%, decreasing FTE interest income by $2.6 million and the average rate paid on deposits and other borrowings decreased by .70%, decreasing interest expense by $2.5 million. The change in interest rates earned and paid decreased FTE net interest income by $81,000.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 4.19% during 2003 versus 4.23% in 2002. The .04% decrease in the FTE net interest margin was primarily a result of a change in the mix of assets and funding sources. Average loans outstanding declined from 70% of average earning assets in the first nine months of 2002 to 66.9% in 2003. The change in asset mix from higher yielding loans to other investments resulted in the loss of approximately $450,000 in FTE interest income.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 62% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 2003 to September 30, 2002, the provision for loan losses was increased by $229,000 to $767,000. Year to date, the Corporation had net charge-offs of loans of $327,000 compared to $292,000 in 2002. Loans classified as nonperforming were 0.85% of loans as of September 30, 2003 versus 1.47% for September 30, 2002. The Corporation's peer group, which includes 255 holding companies with assets between $500 million and $1.0 billion, had on average a nonperforming loans to total loans ratio of 1.23% as of June 30, 2003. As of September 30, 2003 the allowance for loan losses was $6.0 million or 1.44% of total loans. Based on management's internal analysis, the allowance for loan losses is believed to be adequate as of September 30, 2003.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on sale of mortgage loans sold, title insurance revenue, and gains and losses on investment securities available for sale. There was a $3.5 million increase in fees earned from these sources during the nine months of 2003 when compared to the same period in 2002. Significant individual account changes during this period include a $1.1 million increase in title insurance revenue and related services, $615,000 in NSF and overdraft fees, a $1.1 million increase in gains on the sale of mortgage loans, and a $996,000 increase in mortgage servicing income. Of the $1.1 million in title insurance revenue, $443,000 is a result of the IBT Title and Insurance, Inc. purchase of Benchmark Title of Greenville on July 1, 2002.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $2.0 million gain from the sale of $192 million in mortgages during the first nine months of 2003 versus a $887,000 gain on the sale of $107.7 million in mortgages for the same period in 2002.

NONINTEREST EXPENSE

Noninterest expense increased $3.3 million or 23% during the first nine months of 2003 when compared to 2002. The largest component of noninterest expense is salaries and employee benefits, which increased $1.8 million or 22%. Normal merit and promotional salary adjustments account for half of the increase with the remainder of the increase resulting from increased staffing due to the purchase of Benchmark Title in Greenville, Michigan by IBT Title, an increase in support staff to handle the increase in mortgage volume, and a 30% increase in healthcare benefits and pension expenses.

Occupancy and furniture and equipment expenses increased $364,000 or 13% in 2003. The majority of this increase is related to depreciation due to the write-off of disposed and/or obsolete assets. Other expenses increased by $1.1 million or 32%. Of this amount, $1.0 million is related to a charitable donation to Isabella Bank and Trust's Community Foundation.

                    QUARTER ENDED SEPTEMBER 30, 2003 AND 2002

RESULTS OF OPERATIONS

Net income equaled $2.09 million for the third quarter in 2003 compared to $2.06 million for the same period in 2002, a 1.10% increase. Return on average assets equaled 1.26% for the third quarter in 2003 compared to 1.31% for the same period in 2002. Return on average equity equaled 13.30% for the third quarter in 2003 versus 13.73% for the third quarter in 2002.

REVISED SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------
(Dollars in thousands except per share data)

                                                                   Quarter Ended
                                                                    September 30
                                                                   --------------
                                                               2003               2002
                                                            ---------          ---------
INCOME STATEMENT DATA
Net interest income                                         $   5,965          $   5,977
Provision for loan losses                                         222                188
Net income                                                      2,085              2,063

PER SHARE DATA
Net income per common share                                 $    0.47          $    0.48
Cash dividends per common share                                  0.11               0.10

RATIOS
Average primary capital to average assets                       10.28%             10.32%
Net income to average assets                                     1.26               1.31
Net income to average equity                                    13.30              13.73
Net Interest Income

NET INTEREST INCOME

When comparing net interest income for the third quarter of 2003 to the same period in 2002, a 4.9% increase in average interest-earning assets provided $446,000 of additional FTE interest income. The average rate of interest-earning assets decreased 0.77%, resulting in a $1.1 million decrease in FTE interest income. The changes in average balances and the rates earned resulted in a decrease of $666,000 of FTE interest income. The growth of earning assets was funded primarily by growth in interest bearing liabilities, which increased by 4.1% in 2003. The average cost of these funds decreased by 0.64%. The changes in the average balances and rate paid on interest-bearing deposits resulted in a decline of $684,000 of interest expense. Overall, the changes in interest rates earned and paid and the change in average balances resulted in additional net interest income of $18,000 in the third quarter of 2003 when compared to the same period in 2002. The Corporation's FTE net interest yield decreased by 0.19% to 4.2% in the third quarter of 2003. The decrease was a result of a larger decrease in rates earned on earning assets than the decline in rates paid on deposits, and also from the change in asset mix from higher yielding loans to other investments.

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the third quarter of 2003 was $222,000 versus $188,000 in 2002. During the third quarter of 2003, the Corporation had net charge-offs of $233,000 versus $111,000 during the same period of 2002. The allowance for loan losses as a percentage of total outstanding loans was 1.44% as of September 30, 2003 and 1.41% in 2002.

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


                                                                                  Quarter Ended
                                                          September 30, 2003                        September  30, 2002
                                                                  Tax       Average                         Tax       Average
                                                  Average      Equivalent    Yield/         Average      Equivalent    Yield/
                                                  Balance       Interest      Rate          Balance       Interest      Rate
                                                  --------     ----------   -------         --------     ----------   -------

INTEREST EARNING ASSETS
  Loans                                          $ 410,183     $   7,320      7.14%         $ 403,258     $   8,021      7.96%
  Taxable investment securities                    132,634         1,170      3.53             99,719         1,093      4.38
  Nontaxable investment securities                  50,573           817      6.46             48,244           806      6.68
  Federal funds sold                                 3,699            11      1.19             17,967            76      1.69
  Other investments                                  2,883            54      7.49              2,748            42      6.11
                                                  --------     ---------    ------          ---------     ---------   -------
                        TOTAL EARNING ASSETS       599,972         9,372      6.25            571,936        10,038      7.02

NONEARNING ASSETS
  Allowance for loan losses                         (6,083)                                    (5,676)
  Cash and due from banks                           28,319                                     25,095
  Premises and equipment                            15,645                                     14,738
  Accrued income and other assets                   25,274                                     25,974
                                                 ---------                                  ---------
                                TOTAL ASSETS     $ 663,127                                  $ 632,067
                                                 =========                                  =========


INTEREST BEARING LIABILITIES
  Interest bearing demand deposits               $ 113,229           244      0.86          $ 105,501           374      1.42
  Savings deposits                                 141,543           333      0.94            133,407           519      1.56
  Time deposits                                    245,538         2,269      3.70            247,934         2,693      4.34
  Borrowed funds                                    20,805           224      4.31             13,789           168      4.87
                                                  --------     ---------    ------          ---------     ---------   -------
          TOTAL INTEREST BEARING LIABILITIES       521,115         3,070      2.36            500,631         3,754      3.00

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
  Demand deposits                                   62,502                                     61,144
  Other                                             16,810                                     10,169
  Shareholders' equity                              62,700                                     60,123
                                                 ---------                                  ---------
                TOTAL LIABILITIES AND EQUITY     $ 663,127                                  $ 632,067
                                                 =========                                  =========
  NET INTEREST INCOME (FTE)                                    $   6,302                                  $   6,284
                                                               =========                                  =========
  NET YIELD ON INTEREST EARNING ASSETS (FTE)                                  4.20%                                      4.39%
                                                                              ====                                       ====

IBT BANCORP, INC.

TABLE 5

VOLUME AND RATE VARIANCE ANALYSIS
--------------------------------------------------------------
(Dollars in Thousands)

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


                                                                   Quarter Ended September 30, 2003
                                                                             Compared to
                                                                          September 30, 2002
                                                                      Increase (Decrease) Due to
                                                                   ---------------------------------
                                                                     Volume       Rate        Net
                                                                     ------     -------     -------
CHANGES IN INTEREST INCOME
 Loans                                                                $ 136     $(837)      $(701)
 Taxable investment securities                                          317      (240)         77
 Nontaxable investment securities                                        38       (27)         11
 Federal funds sold                                                     (47)      (18)        (65)
 Other Investments                                                        2        10          12
                                                                      -----     -----       -----
          Total changes in interest income                              446     (1112)       (666)
 Total changes in interest expense                                     (108)     (792)       (684)
                                                                      -----     -----       -----
 Net Change in Interest Margin (FTE)                                  $ 338     $(320)      $  18
                                                                      =====     =====       =====

NONINTEREST INCOME

Noninterest income earned in the third quarter of 2003 compared to the same period in 2002, increased $678,000 or 30.6%. The most significant changes were a $383,000 increase in mortgage servicing income, an increase of $24,000 in title and abstract revenue, and an increase of $211,000 in NSF and overdraft fees.

NONINTEREST EXPENSE

Noninterest expense increased $582,000 or 11.1% during the third quarter of 2003 when compared to 2002. Noninterest expense includes salary and benefits, occupancy, and other operating expenses. Comparing 2003 to 2002, salaries and employee benefits increased $688,000, occupancy expense and furniture and equipment expense increased $257,000, and other operating expenses decreased $363,000. The primary reason for the decrease in other operating expenses is the change in accrual to Isabella Bank & Trust's Community Foundation.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2002, total assets increased $15.6 million to $668 million. During this period the loan portfolio increased $13.6 million, fed funds sold decreased $24.5 million, investment securities increased $24.7 million, and other assets increased $2.6 million. Changes in funding sources include a $2.9 million increase in noninterest bearing deposits, a decrease in interest bearing deposits of $9.8 million, an increase in borrowings of $18 million, and a $5.0 million increase in shareholders' equity.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and investment securities available for sale.

As of September 30, 2003, cash and cash equivalents as a percentage of total assets equaled 4.4%, versus 8.3% as of December 31, 2002. During the first nine months of 2003, $16.6 million in net cash was provided from operations, and $10.7 million was provided by financing activities. Investing activities used $52.2 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $25.0 million decrease in cash and cash equivalents during the first nine months of 2003.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $183 million as of September 30, 2003 and $157.9 million as of December 31, 2002. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income; and increased approximately $5.0 million since December 31, 2002.

There are significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholders' equity plus the allowance for loan losses, less unamortized acquisition intangible, was 10.2% at September 30, 2003.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2003:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                    IBT Bancorp
                                                                  Actual
                                             Required            09/30/03
                                             --------           ----------
         Equity Capital                        4.00%              14.69%
         Secondary Capital*                    4.00                1.25
                                             ------              --------
         Total Capital                         8.00%              15.94%

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

Commitments to extend credit, which totaled $56.0 million at September 30, 2003, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2003, the Corporation had a total of $580,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of September 30, 2003 approximated $1.0 million.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2003. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                              September 30                                               Fair Value
                                       ---------------------------------------------------------------------------------------------
                                            2004      2005        2006        2007        2008   Thereafter     Total      09/30/03
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets
 Other interest bearing assets           $  1,450   $     99         --          --          --          --    $   1,549    $  1,549
  Average interest rates                    1.26%      2.67%         --          --          --          --        1.26%
Fixed interest rate securities           $ 65,459   $ 34,077   $ 21,948    $ 13,648    $  6,017    $ 43,241    $ 184,390    $184,432
  Average interest rates                    4.00%      3.77%      3.32%       4.06%       4.17%       4.76%        4.01%
Fixed interest rate loans                $ 97,017   $ 76,034   $ 66,618    $ 24,177    $ 38,806    $ 27,972    $ 330,624    $329,445
  Average interest rates                    6.83%      7.06%      6.47%       6.77%       6.27%       5.11%        6.60%
Variable interest rate loans             $ 60,061   $  7,481   $  6,388    $  4,052    $  7,548    $  1,919    $  87,449    $ 87,449
  Average interest rates                    5.60%      5.57%      5.50%       5.58%       5.23%       4.85%        5.54%

Rate sensitive liabilities
  Borrowed funds                         $ 19,313   $  1,080   $  5,084    $     90    $     33    $ 10,191    $  35,791    $ 35,445
    Average interest rates                  1.24%      5.05%      5.08%       5.08%       6.62%       5.02%        2.99%
  Savings and NOW accounts               $148,441   $ 21,010   $ 17,090    $ 14,052    $ 13,018    $ 34,563    $ 248,173    $248,173
    Average interest rates                  0.90%      1.10%      1.25%       1.13%       0.82%       0.72%        0.92%
  Fixed interest rate time deposits      $116,200   $ 46,090   $ 30,672    $ 30,656    $ 14,498    $    129    $ 238,245    $236,861
    Average interest rates                  2.66%      4.86%      4.77%       4.53%       4.02%       7.90%        3.68%
  Variable interest rate time deposits   $    958   $    545         --    $    128    $    519          --    $   2,150    $  2,150
    Average interest rates                  1.24%      1.24%         --          --       3.57%          --        1.73%

    Quantitative Disclosures of Market Risk
                                                              September 30                                               Fair Value
                                       ---------------------------------------------------------------------------------------------
                                            2003      2004        2005        2006        2007   Thereafter     Total      09/30/02
------------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets
  Other interest bearing assets          $  6,700         --         --          --          --          --    $  6,700     $  6,700
    Average interest rates                  1.75%         --         --          --          --          --       1.75%
  Fixed interest rate securities         $ 11,287   $ 28,695   $ 45,407    $ 18,383    $  7,615    $ 42,337    $153,724     $153,800
    Average interest rates                  4.15%      4.33%      3.97%       4.05%       4.40%       4.69%       4.28%
  Fixed interest rate loans              $ 95,992   $ 77,595   $ 92,605    $ 26,674    $ 25,277    $ 22,030    $340,173     $345,915
    Average interest rates                  8.19%      8.24%      8.01%       8.03%       7.94%       7.55%       8.08%
  Variable interest rate loans           $ 43,277   $ 12,836   $  4,472    $  3,032    $  2,022    $    907    $ 66,546     $ 66,546
    Average interest rates                  7.24%      3.36%      6.25%       6.21%       4.85%       4.07%       6.26%

Rate sensitive liabilities
  Borrowed funds                         $  3,027     $1,053   $     53    $     53    $  5,053    $  7,381    $ 16,620     $17,381
    Average interest rates                  1.11%      5.01%      4.16%       4.16%       5.08%       5.50%       4.53%
  Savings and NOW accounts               $143,310   $ 19,340   $ 15,733    $ 12,937    $ 11,987    $ 31,816    $235,123     $235,123
    Average interest rates                  1.71%      1.69%      1.79%       2.32%       1.46%       1.12%       1.65%
  Fixed interest rate time deposits      $133,797   $ 35,054   $ 31,766    $ 23,365    $226,632    $    228    $246,843     $253,631
    Average interest rates                  5.03%      5.82%      5.74%       5.61%       6.25%       3.77%       5.40%
  Variable interest rate time deposits   $    902       $484   $      9          --    $    248          --    $  1,643     $  1,643
    Average interest rates                  3.38%      4.09%         --          --          --          --       3.06%

ITEM 4 -- CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures -- Dennis P. Angner, the Corporation's Principal Executive Officer and Peggy L. Wheeler, the Corporation's Principal Financial Officer, have reviewed and evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date within ninety days before the filing date of this quarterly report. Based on their evaluation they have concluded that the Corporation's disclosure controls and procedures are effective, providing them with material information relating to the Corporation as required to be disclosed in the reports the Corporation files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Controls - There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect the Corporation's disclosure controls and procedures subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Corporation's internal controls.

                           PART II - OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a)      Exhibits

                See Index to Exhibits

       (b) Current Report on Form 8-K dated July 24, 2003, filed with the SEC on July 25, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IBT Bancorp, Inc.



Date:   November 7, 2003                   /s/ Dennis P. Angner
     ----------------------                -------------------------------------
                                           Dennis P. Angner
                                           President and CEO



                                           /s/ Peggy L. Wheeler
                                           -------------------------------------
                                           Peggy L. Wheeler
                                           Principal Financial Officer

INDEX TO EXHIBITS
FOR FORM 10-Q

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

31.1*     Section 302 -- Certification of CEO
31.2*     Section 302 -- Certification of CFO

32*       Section 906 -- Certification Pursuant to 18 U.S.C. Section 1350

*Filed herein