Form 10-K
period 2003-12-31
IBT BANCORP INC /MI/
filed 2004-03-15
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ________________to________________

Commission File Number: 0-18415

                                IBT BANCORP, INC.
                                ----------------
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

Registrant's telephone number, including area code (989) 772-9471

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered

--------------------------           -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - No Par Value
                           ---------------------------
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $151,823,000 as of March 3, 2004.

The number of shares outstanding of the registrant's Common Stock (no par value) was 4,885,347 as of March 3, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

            Documents                        Part of Form 10-K Incorporated into
            ---------                        -----------------------------------
IBT Bancorp, Inc. Proxy Statement
for its Annual Meeting of Shareholders                      Part III
to be held April 27, 2004

                                     PART I

ITEM 1. BUSINESS

GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has seven subsidiaries: Isabella Bank and Trust, Farmers State Bank of Breckenridge, IBT Title, IBT Loan Production, IBT Personnel, LLC, IB & T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank and Trust has sixteen banking offices located throughout Isabella County, northeastern Montcalm County, and southern Clare County, all of which are located in central Michigan. Farmers State Bank of Breckenridge has three offices located in Gratiot and Saginaw Counties. IBT Title provides title insurance, abstract searches, and closes loans in Isabella, Montcalm, and Mecosta Counties. IBT Loan Production originates residential real estate mortgages. Its principal products are 15 and 30 year fixed rate loans. All loans originated are sold with servicing to Isabella Bank and Trust. IBT Personnel, LLC and IB & T Employee Leasing, LLC, are employee leasing companies. Financial Group Information Services provides computer services to the Corporation's other subsidiaries. All employees of the Corporation are employed by IBT Personnel and IB & T Employee Leasing and leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, northern Montcalm, and southern Clare. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with enrollment of approximately 30,000 students. The area unemployment rate is approximately 5.0% and average household income is $38,000.

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of December 31, 2003 approximated $1 million.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. Its subsidiary banks are community banks and focus on providing high-quality, personalized service at a fair price. The banks offer a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and credit card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, safe deposit box rentals and retail brokerage services.

LENDING

The subsidiary banks limit lending activities to local markets and have not purchased any loans from the secondary market. They do not make loans to fund leveraged buyouts, they have no foreign corporate or government loans, and limited corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the bank loan portfolio as of December 31, 2003.

LOANS BY MAJOR LENDING CATEGORY
  (in thousands)

                                                      Amount      %
                                                     --------   ------
Residential real estate
   One to four family residential                    $179,420    42.1%
   Construction & land development                     24,287     5.7
                                                     --------   -----
                                             Total    203,707    47.8
Commercial
   Commercial real estate                              91,001    21.4
   Farmland & agricultural production                  52,044    12.2
   Commercial and other                                39,352     9.2
                                                     --------   -----
                                             Total    182,397    42.8
Other individual
   Other personal                                      37,625     8.8
   Credit cards                                         2,445     0.6
                                                     --------   -----
                                             Total     40,070     9.4
                                                     --------   -----
                                             TOTAL   $426,174   100.0%
                                                     ========   =====

First and second residential mortgages are the single largest category of loans (47.8% of total loans). The Corporation, through its subsidiary banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization of 15 years are generally sold and all loans with an amortization of 30 years are sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the loans have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $400,000 require the approval of either the subsidiary bank's Board of Directors or its loan committee.

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

Commercial loans, which include loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial operating loans equaled 42.8% of the Corporation's loan portfolio at

December 31, 2003. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $5.0 million on a consolidated basis at its subsidiary banks. Borrowers with credit needs of more than $5.0 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analysis, and reviews credit reports.

Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. Loans are amortized generally for a period of up to 6 years; except home improvement loans, which are amortized for up to 10 years. The underwriting emphasis is on a borrower's ability to pay rather than collateral value. Except for student loans, no installment loans are sold to the secondary market. All student loans are sold to the secondary market upon reaching a payout status.

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

Isabella Bank and Trust and Farmers State Bank of Breckenridge are chartered by the State of Michigan. The banks are members of the Federal Reserve System and their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks are members of the Federal Home Loan Bank of Indianapolis. The banks and IBT Loan Production are supervised and regulated by the Michigan Office of Financial and Insurance Services (OFIS), and the Federal Reserve Board. (See Regulation below.)

IBT Title, Inc., a non-banking subsidiary of IBT Bancorp, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in a similar title insurance agency, FSSB Title, LLC.

PERSONNEL

As of December 31, 2003, the Corporation had four full-time employees, Isabella Bank and Trust had 186, Farmers State Bank of Breckenridge had 51, IBT Title had 23, IBT Loan Production had one, Financial Group Information Services had 11, and IBT Personnel LLC and IB & T Employee Leasing have 2 shared employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

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

On July 30, 2002, the President of the United States signed the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") into law. The Sarbanes-Oxley Act provides for sweeping changes dealing with corporate governance, accounting policies and disclosure requirements for public companies, and also for their directors and officers. Section 302 of the Sarbanes-Oxley Act, entitled "Corporate Responsibility for Financial Reports" required the SEC to adopt numerous new rules to implement the requirements of the Sarbanes-Oxley Act. These requirements include new financial reporting requirements and rules concerning corporate governance, among other new requirements. New rules, which took effect August 29, 2002, require a company's chief executive and chief financial officers to certify certain financial and other information included in the company's quarterly and annual reports. The rules also require these officers to certify that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the company's disclosure controls and procedures; that they have made certain disclosures to the auditors and to the audit committee of the board of directors about the company's controls and procedures; and that they have included information in their quarterly and annual filings about their evaluation and whether there have been significant changes to the controls and procedures or other factors which would significantly impact these controls subsequent to their evaluation. See the Certifications filed as Exhibit 31 to this Form 10-K for such certifications of the financial statements and other information for this 2003 Form 10-K. See Item 14 9A, "Controls and Procedures" for the Corporation's evaluation of disclosure controls and procedures. The Corporation is also filing as Exhibit 32 to this report a certificate called for under Section 906 of the Sarbanes-Oxley Act.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on pages 23-24 and "Note K - Commitments and Other Matters" and "Note M - Regulatory Capital Matters" on pages 51 - 52, and 52-53, respectively.

SUBSIDIARY BANKS

The Banks are subject to regulation and examination primarily by the Office of Financial and Insurance Services. As insured state banks, which are members of the Federal Reserve Bank of Chicago, the Subsidiaries are also subject to regulation and examination by the FDIC and the Federal Reserve Board of Governances.

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

The banks are also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. For example, a Michigan state chartered bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half-year (in the case of quarterly or semi-annual dividends) or the preceding two consecutive half-year periods (in the case of annual dividends).

The payment of dividends by the Corporation and the banks is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

ITEM 2. PROPERTIES

The Corporation's offices are located in the main office building of the Isabella Bank and Trust. Isabella Bank and Trust owns 15 branches and leases one and Farmers State Bank of Breckenridge owns three branches. IBT Title owns one office, and leases three. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has sufficient capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 2003.

                                                       Year       Approximate            Net
                                                     Facility       Square           Book Value
                                                      Opened        Footage         12/31/03 (1)
                                                     --------     -----------       ------------
Isabella Bank and Trust
      Main Office
      200 East Broadway (2)
      Mt. Pleasant, Michigan                           1903         27,640           $  369,062

Main Office Extension (2)
      Customer Service Center
      139 East Broadway
      Mt. Pleasant, Michigan                           1985         19,136           $  964,163

Operations Center
      2750 Three Leaves Drive
      Mt. Pleasant, Michigan                           2001         15,000           $1,422,869

Isabella County Branch Offices
      1416 East Pickard (3)
      Mt. Pleasant, Michigan                           1983          1,450           $  439,589

      2133 South Mission (6)
      Mt. Pleasant, Michigan                           1976          1,560           $  320,579

                                                       Year       Approximate           Net
                                                     Facility        Square          Book Value
                                                      Opened        Footage         12/31/03 (1)
                                                     --------     -----------       ------------
      200 South University (4)
      Mt. Pleasant, Michigan                           1964          1,795           $  51,392

      1402 West High
      Mt. Pleasant, Michigan                           1973          2,150           $  49,734

      401 East Main Street (5)
      Blanchard, Michigan                              1911          6,561           $  15,991

      500 East Wright Avenue
      Shepherd, Michigan                               1980          1,830           $ 191,825

      3388 N. Woodruff Rd.
      Weidman, Michigan                                1975          5,400           $  61,145

      1867 Winn Road
      Beal City, Michigan                              1977          1,100           $  42,806

Montcalm County Branch Office
      313 W. Bridge Street (6)
      Six Lakes, Michigan                              1966          1,527           $ 346,733

Clare County Branch Offices
      532 N. McEwan Street
      Clare, Michigan                                  1993          7,300           $ 310,852

      1125 N. McEwan Street
      Clare, Michigan                                  1997            525           $ 374,955

Mecosta County Branch Offices
      220 W. Wheatland Street
      Remus, Michigan (10)                             1998          4,273           $ 517,560

      240 E. Northern Avenue
      Barryton, Michigan                               1998          4,273           $ 226,563

      8529 - 100th Avenue (8)
      Stanwood, Michigan                               1998          2,665           $  14,687

                                                       Year       Approximate           Net
                                                     Facility       Square           Book Value
                                                      Opened        Footage         12/31/03 (1)
                                                     --------     -----------       ------------
IBT Title
      Isabella County
      209 E. Broadway
      Mt. Pleasant, Michigan                           1998          2,640           $ 198,889

Mecosta County
      119 Michigan Avenue
      Big Rapids, Michigan                             1999          1,700           $  34,551

Clare County
      404 N. McEwan
      Clare, Michigan                                  2001          1,450           $  17,986

Farmers State Bank of Breckenridge
      Main Office                                      1967         13,700           $ 743,584
      316 E. Saginaw
      Breckenridge, Michigan

      Ithaca Branch
      1402 E. Center
      Ithaca, Michigan                                 1991          2,387           $ 234,963

      Hemlock Branch (9)
      16490 Gratiot
      Hemlock, Michigan                                1994          1,840           $ 914,033

(1)  includes land and buildings

(2)  remodeled in 2001

(3)  substantially remodeled in 1990

(4)  partially remodeled in 1986 and 1988

(5)  substantially remodeled in 1976 and partially remodeled in 1986

(6)  substantially remodeled in 1992 and 1996

(7)  substantially remodeled in 1985 and 1993

(8)  leased facilities

(9)  substantially remodeled in 2002

(10) substantially remodeled in 2003

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its banks are not involved in any material pending legal proceedings. The banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions that arises out of the normal course of their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2003 to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which management of the Corporation is aware. From January 1, 2002 through December 31, 2003 there were, so far as management knows, 195 sales of the Corporation's common stock. These sales involved 88,254 shares. The prices were reported to management in only some of the transactions and management cannot confirm the prices that were reported during this period. The highest known price paid for the Corporation's stock was $36.36 per share in the fourth quarter of 2003, and the lowest price was $29.09 per share in the first quarter of 2002. The following is a summary of all known transfers since January 1, 2002. All of the information has been adjusted to reflect the 10% stock dividend paid February 19, 2004.

                     Number of   Number of
      Period           Sales      Shares       Low        High
      ------           -----      ------       ---        ----
     2002

 First Quarter           27         6,624     $29.09     $30.91
Second Quarter           31        32,134      30.00      30.00
 Third Quarter           31        12,692      30.00      30.00
Fourth Quarter           24         6,897      30.00      30.00

     2003

 First Quarter           28        12,448      31.82      34.55
Second Quarter           17        12,227      36.36      36.36
 Third Quarter           21        11,198      36.36      36.36
Fourth Quarter           16         2,860      36.36      36.36

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 19, 2004.

                         2003        2002
                         ----        ----
 First Quarter          $0.10       $0.09
Second Quarter           0.10        0.09
 Third Quarter           0.10        0.09
Fourth Quarter           0.30        0.28
                        -----       -----
         TOTAL          $0.60       $0.55
                        =====       =====

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 4,403,404 shares are issued and outstanding as of December 31, 2003. As of year end 2003, there were approximately 1,840 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                     SUMMARY OF SELECTED FINANCIAL DATA (1)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                2003        2002        2001        2000        1999
                                                ----        ----        ----        ----        ----
INCOME STATEMENT DATA
  Total interest income                       $ 35,978    $ 38,161    $ 40,798    $ 38,754    $ 35,445
  Net interest income                           23,528      22,905      21,538      20,352      19,224
  Provision for loan losses                      1,455       1,025         770         565         509
  Net income                                     7,205       6,925       6,066       5,431       5,244

BALANCE SHEET DATA
  End of year assets                          $664,079    $652,717    $592,143    $540,897    $503,596
  Daily average assets                         659,323     623,507     566,547     516,145     493,606
  Daily average deposits                       563,600     549,970     494,847     452,664     441,566
  Daily average loans/net                      399,008     390,613     399,239     380,392     332,083
  Daily average equity                          65,770      59,540      54,787      50,506      45,482

PER SHARE DATA (2)
  Net income                                   $ 1.50     $   1.46    $   1.29    $   1.16    $   1.14
  Cash dividends                                  0.60        0.55        0.50        0.45        0.41
  Book value (at year end)                       14.23       13.30       12.09       11.08       10.12

FINANCIAL RATIOS
  Shareholders' equity to assets                 10.38%       9.71%       9.60%       9.60%       9.35%
  Net income to average equity                   10.95       11.63       11.07       10.75       11.53
  Cash dividend payout to net income             39.99       37.33       38.36       38.30       36.80
  Net income to average assets                    1.09        1.11        1.07        1.05        1.06

                                                     2003                                2002
                                                     ----                                ----
                                         4th      3rd     2nd      1st      4th      3rd      2nd      1st
                                         ---      ---     ---      ---      ---      ---      ---      ---
Quarterly Operating Results:
   Total interest income               $8,560   $9,035   $9,119   $9,264   $9,530   $9,731   $9,433   $9,467
   Interest expense                     2,819    3,070    3,238    3,323    3,581    3,754    3,850    4,071
   Net interest income                  5,741    5,965    5,881    5,941    5,949    5,977    5,583    5,396
   Provision for loan losses              688      222      333      212      487      188      162      188
   Noninterest income                   1,927    2,891    2,973    2,954    2,750    2,213    1,572    1,568
   Noninterest expenses                 5,819    5,809    5,879    6,071    6,279    5,227    4,648    4,618
   Net income                           1,222    2,085    1,956    1,942    1,499    2,063    1,749    1,614

Per Share of Common Stock: (2)
   Net income                          $ 0.25   $ 0.43   $ 0.41   $ 0.41   $ 0.32   $ 0.43   $ 0.37   $ 0.34
   Cash dividends                        0.30     0.10     0.10     0.10     0.28     0.09     0.09     0.09
   Book value                           14.23    14.21    14.15    13.69    13.30    13.51    12.75    12.28

(1) 2000 and 1999 were restated for the merger in August 2000 with FSB Bancorp, which was accounted for as a pooling of interests.

(2) Retroactively restated for the 10% stock dividend paid on February 19, 2004.

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

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

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

                                                   2003                            2002                             2001
                                      ------------------------------  ------------------------------  ------------------------------
                                                    Tax      Average                Tax      Average                Tax      Average

                                       Average   Equivalent   Yield/   Average   Equivalent   Yield/   Average   Equivalent   Yield/
                                       Balance    Interest     Rate    Balance    Interest     Rate    Balance    Interest     Rate
                                      ---------  ----------  -------  ---------  ----------  -------  ---------  ----------  -------
INTEREST EARNING ASSETS
  Loans                               $404,953   $   29,196    7.21%  $396,234   $ 31,554      7.96%  $404,586    $35,118      8.68%
  Taxable investment securities        123,927        4,437    3.58     94,383      4,197      4.45     54,171      2,993      5.53
  Nontaxable investment securities      49,531        3,099    6.26     45,663      2,864      6.27     34,748      2,481      7.14
      Federal funds sold                16,311          193    1.18     26,364        423      1.60     23,827        897      3.76
  Other investments                      2,857          151    5.29      2,735        165      6.03      2,626        180      6.85
                                      --------   ----------    ----   --------   --------    ------   --------    -------     -----
        TOTAL EARNING ASSETS           597,579       37,076    6.20    565,379     39,203      6.93    519,958     41,669      8.01
NONEARNING ASSETS
  Allowance for loan losses             (5,946)                         (5,621)                         (5,347)
  Cash and due from banks               26,840                          24,236                          21,052
  Premises and equipment                15,646                          14,983                          12,461
  Accrued income and other assets       25,204                          24,530                          18,423
                                      --------                        --------                        --------
          TOTAL ASSETS                $659,323                        $623,507                        $566,547
                                      ========                        ========                        ========
INTEREST BEARING LIABILITIES
  Interest bearing demand deposits    $113,206        1,057     .93   $ 98,478      1,406      1.43   $ 81,260      1,955      2.41
  Savings deposits                     141,227        1,325     .94    135,792      2,201      1.62    121,202      3,258      2.69
  Time deposits                        247,516        9,228    3.73    247,182     10,971      4.44    235,481     13,465      5.72
  Borrowed funds                        18,812          840    4.47     13,960        678      4.86     10,712        582      5.43
                                      --------   ----------    ----   --------   --------    ------   --------    -------     -----
    TOTAL INTEREST BEARING
      LIABILITIES                      520,761       12,450    2.39    495,412     15,256      3.08    448,655     19,260      4.29

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                       61,651                          59,518                          56,904
  Other                                 11,141                           9,037                           6,201
  Shareholders' equity                  65,770                          59,540                          54,787
                                      --------                        --------                        --------
      TOTAL LIABILITIES AND EQUITY    $659,323                        $623,507                        $566,547
                                      ========                        ========                        ========
NET INTEREST INCOME (FTE)                        $   24,626                      $ 23,947                         $22,409
                                                 ==========                      ========                         =======
NET YIELD ON INTEREST EARNING ASSETS
  (FTE)                                                        4.12%                           4.24%                           4.31%
                                                              =====                          ======                           =====

RESULTS OF OPERATIONS

The Corporation achieved record net income for the seventeenth consecutive year in 2003.

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets was 1.09% in 2003, 1.11% in 2002, and 1.07% in 2001. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity was 10.95% in 2003, 11.63% in 2002, and 11.07% in 2001.

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors, however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,752 in 2003, $1,524 in 2002, and $1,425 in 2001. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                         2003 Compared to 2002           2002 Compared to 2001
                                                       Increase (Decrease) Due to      Increase (Decrease) Due to
                                                     ------------------------------   -----------------------------
                                                      Volume      Rate       Net      Volume       Rate       Net
                                                     -------    --------   --------   --------   --------   -------
CHANGES IN INTEREST INCOME
     Loans                                           $   682    $(3,040)   $(2,358)   $  (713)   $(2,851)   $(3,564)
       Taxable investment securities                   1,156       (916)       240      1,878       (674)     1,204
     Nontaxable investment securities                    242         (7)       235        711       (328)       383
     Federal funds sold                                 (136)       (94)      (230)        87       (561)      (474)
     Other investments                                     7        (21)       (14)         7        (22)       (15)
                                                     -------    -------    -------    -------    -------    -------
          TOTAL CHANGES IN INTEREST INCOME             1,951     (4,078)    (2,127)     1,970     (4,436)    (2,466)

CHANGES IN INTEREST EXPENSE
     Interest bearing demand deposits                    188       (537)      (349)       357       (906)      (549)
     Savings deposits                                     85       (961)      (876)       356     (1,413)    (1,057)
     Time deposits                                        15     (1,758)    (1,743)       642     (3,136)    (2,494)

     Other borrowings                                    220        (58)       162        163        (67)        96
                                                     -------    -------    -------    -------    -------    -------
         TOTAL CHANGES IN INTEREST EXPENSE               508     (3,314)    (2,806)     1,518     (5,522)    (4,004)

NET CHANGE IN FTE NET INTEREST INCOME                $ 1,443    $  (764)   $   679    $   452    $ 1,086    $ 1,538
                                                     =======    =======    =======    =======    =======    =======

As shown in Tables 1 and 2, when comparing year ending December 31, 2003 to 2002, fully taxable equivalent (FTE) net interest income increased $679 or 2.8%. An increase of 5.7% in average interest earning assets provided $1,951 of FTE interest income. The majority of this growth was funded by a 5.1% increase in interest bearing liabilities, resulting in $508 of additional interest expense. Overall, changes in volume resulted in $1,443 in additional FTE interest income. The average FTE interest rate earned on assets decreased by .73%, decreasing FTE interest income by $4,078, and the average rate paid on deposits decreased by ..69%, decreasing interest expense by $3,314. The net change related to interest rates earned and paid was a $764 decrease in FTE net interest income.

The Corporation's FTE net yield as a percentage of average earning assets decreased .12%. The decrease was primarily the result of a significant change in the mix of assets and funding sources. Average investment securities as a percentage of total earning assets increased 4.3% to 29.0% in 2003, while loans, the Corporation's highest yielding assets, decreased 2.3% to 67.8%. The change in mix resulted in a .08% decrease in the FTE net yield on interest earning assets. The funding of interest earning assets was done primarily through a 5.1% increase in interest bearing liabilities. The remaining decrease in net interest margin is related to the average rate earned on earning assets declining slightly faster than the average rate paid on interest bearing liabilities.

Net interest income increased $1,538 to $23,947 in 2002 from $22,409 in 2001. As shown in Tables 1 and 2, in 2002 (FTE) interest income increased $1,970, from an 8.7% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 10.4% increase in interest bearing liabilities that resulted in additional interest expense of $1,518. Overall, the Corporation earned an additional $452 in FTE interest income as a result of increased volume. The average rate earned in 2002 decreased by 1.08%, decreasing FTE interest income by $4,436, and the average rate paid on deposits decreased by 1.21%, decreasing interest expense by $5,522. The net change related to interest rates earned and paid was a $1,086 increase in FTE net interest income.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 75% of the Corporation's total year end deposits and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, the Banks' Boards of Directors and senior management teams spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, past and recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 5.3% in 2003 and increased 1.7% in 2002. The provision for loan losses in 2003 was $1,455, a $430 increase from 2002 and a $685 increase from 2001. The 2003 provision for loan losses was increased as a result of a combination of factors. During the last quarter of 2003 the

Corporation experienced a decline in the overall credit quality of its outstanding agricultural loans. The Corporation has under taken a detailed review of the credit quality of all its significant agricultural lending relationships, and believes that it has identified the most significant troubled loans. The primary factor for the decline in the credit quality is the third consecutive year of weak cash flows due to both low farm commodity prices and unfavorable growing conditions in mid Michigan. The Corporation has tightened its credit standards for new borrowings and will continue to monitor existing relationships for further deterioration. Unfavorable prices or poor growing conditions in 2004 could result in significant increases in the provision for loan losses and net charge offs. Net charge offs to average loans was 0.21% in 2003 and 0.23% in 2002, and have averaged 0.13% during the past 5 years versus the average period for the past 5 years for all commercial banks in the State of Michigan of 0.17%. The Corporations substandard loans were 1.29% as of December 31, 2003, a 0.10% increase from 2002, and slightly above the ratio for all commercial banks in the State of Michigan of 1.05%.

The allowance to loan losses as a percentage of loans was increased from 1.38% to 1.46%, primarily due to the increase in loans classified as substandard and the decline in the overall credit quality of agricultural loans. Management believes that the allowance for loans is adequate as of December 31, 2003.

                    TABLE 3. SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of loan balances at the end of each year and their daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance that have been expensed.

                                                                           December 31
                                                       2003        2002        2001        2000        1999
                                                       ----        ----        ----        ----        ----
Amount of loans outstanding
  at the end of year                                 $426,174    $404,480    $397,864    $403,679    $355,846
                                                     ========    ========    ========    ========    ========
Average gross loans outstanding
  for the year                                       $404,953    $396,234    $404,586    $380,392    $332,083
                                                     ========    ========    ========    ========    ========
Summary of changes in allowance
  Allowance for loan losses - January 1              $  5,593    $  5,471    $  5,162    $  4,622    $  4,412
    Loans charged off
      Commercial and agricultural                         578         506         271          65         221
      Real estate mortgage                                117         236          70          58          78
      Personal                                            445         460         351         295         347
                                                     --------    --------    --------    --------    --------
                TOTAL LOANS CHARGED OFF                 1,140       1,202         692         418         646
    Recoveries
      Commercial and agricultural                          93         140          35         172          86

      Real estate mortgage                                 29          18          41          64          92
      Personal                                            174         141         155         157         169
                                                     --------    --------    --------    --------    --------
                       TOTAL RECOVERIES                   296         299         231         393         347

    Net charge offs                                       844         903         461          25         299
    Provision charged to income                         1,455       1,025         770         565         509
                                                     --------    --------    --------    --------    --------
ALLOWANCE FOR LOAN LOSSES - DECEMBER 31              $  6,204    $  5,593    $  5,471    $  5,162    $  4,622
                                                     ========    ========    ========    ========    ========

Ratio of net charge offs during the
  year to average loans outstanding                       .21%       0.23%       0.11%       0.01%       0.09%
                                                     ========    ========    ========    ========    ========
Ratio of the allowance for loan losses
  to loans outstanding at year end                       1.46%       1.38%       1.38%       1.28%       1.30%
                                                     ========    ========    ========    ========    ========

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 2003 and 2002 was 1.29% and 1.19% of total loans, respectively. Average nonperforming loans for the peer group were 1.47%. The peer group is a composite of financial information of all bank holding companies with assets between $500 million and $1 billion; there were 388 bank holding companies in the Corporation's peer group for the period indicated. The Banks' policies, including a loan considered impaired under Statement of Financial Accounting Standards No. 118, are to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, or a determination that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection.

                          TABLE 4. NONPERFORMING LOANS

The following loans are all the credits which require classification for state or federal regulatory purposes:

                                                                       December 31
                                                       2003      2002      2001      2000      1999
                                                       ----      ----      ----      ----      ----
Nonaccrual loans                                      $4,121    $2,484    $1,346    $  382    $  945
Accruing loans past due 90 days or more                1,380     1,840     1,219     1,484       618
Restructured loans                                       ---       479       ---       ---       ---
                                                      ------    ------    ------    ------    ------
  TOTAL NONPERFORMING LOANS                           $5,501    $4,803    $2,565    $1,866    $1,563
                                                      ======    ======    ======    ======    ======

NONPERFORMING LOANS AS % OF LOANS                       1.29%     1.19%     0.64%     0.46%     0.44%
                                                      ======    ======    ======    ======    ======

As of December 31, 2003, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

Management's internal analysis of the estimated range for the allowance was $3,326 to $6,937 as of December 31, 2003. In management's opinion, the allowance for loan losses of $6,204 is adequate as of December 31, 2003. Management has allocated, as reflected in Table 5, the allowance for loan losses to the following categories: 34.5% to commercial and agricultural loans; 25.5% to real estate loans; 26% to installment loans; 9.1% to impaired loans; and 4.9% unallocated. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available to fund loan losses without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the following categories:

                                                    December 31
                                2003                  2002                  2001                  2000                  1999
                        --------------------  --------------------  --------------------  --------------------  --------------------
                                   % of Each             % of Each             % of Each             % of Each             % of Each
                                   Category              Category              Category              Category              Category
                        Allowance  to Total   Allowance  to Total   Allowance  to Total   Allowance  to Total   Allowance  to Total
                         Amount      Loans     Amount      Loans      Amount     Loans      Amount     Loans     Amount      Loans
                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Commercial and
   agricultural          $ 2,140     27.6%     $ 1,868      28.9%    $ 2,081      26.7%    $ 1,301      26.6%    $ 1,502     26.9%
Real estate mortgage       1,584     56.4        1,649      56.9       1,408      59.8       1,559      60.0       1,232     59.8
Installment                1,614     15.0        1,679      13.5       1,577      13.4       1,923      13.4       1,555     13.3
Impaired loans               622      1.0          103       0.7          56       0.1         ---       ---         ---      ---
Unallocated                  244      ---          294       ---         349       ---         379       ---         333      ---
                         -------    -----      -------     -----     -------     -----     -------     -----     -------    -----
  TOTAL                  $ 6,204    100.0%     $ 5,593     100.0%    $ 5,471     100.0%    $ 5,162     100.0%    $ 4,622    100.0%
                         =======    =====      =======     =====     =======     =====     =======     =====     =======    =====

NONINTEREST INCOME

Noninterest income consists of trust fees, service charges on deposit accounts, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and other insignificant categories. As is the case for many financial institutions, management believes fee income is increasingly important as a source of net earnings and expects this trend to continue. There was a $2,642 or 32.6% increase in fees earned from these sources during 2003. Significant changes during 2003 include a $119 increase from the sale of title insurance and related services, a $900 increase in overdraft fees, a $1,095 increase in mortgage servicing income, and a $329 increase in gains on the sale of real estate mortgages. During 2003, the Corporation had an average investment of $10 million in bank-owned life insurance, a $500 increase over 2002. The average net rate earned on the investment was approximately 4.8% in 2003 (versus 5.0% in 2002) and, because of their tax free accumulation of earnings, they have a taxable equivalent rate of 7.3%. The rates on these contracts are adjustable annually on their anniversary date. The investment is placed with five separate insurance companies with S&P ratings of AA+ or better. Due to the decrease in interest rates during 2003 income earned declined from this investment $19 in 2003.

Included in noninterest income is a $2,091 gain from the sale of $195,168 in mortgages during 2003 versus a $1,762 gain on the sale of $192,407 during 2002. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 2003, most 15-year fixed rate mortgage loans granted were sold on the secondary market. These loans were sold without recourse, with servicing retained.

Noninterest income increased $1,905 in 2002 when compared to 2001. Significant changes in 2002 include a $643 increase from the sale of title insurance and related services, a $161 increase in overdraft fees, a $138 increase in mortgage servicing fees, a $711 increase in gains on the sale of residential real estate mortgages and a $245 increase in income from bank-owned life insurance.

NONINTEREST EXPENSES

Noninterest expenses increased $2,806 or 13.5% during 2003. Noninterest expenses net of noninterest income divided by average total assets equalled 1.95% in 2003, 2.03% in 2002, and 2.21% in 2001. The decrease in the 2003 ratio was primarily a result of the $329 increase in the gains on the sale of real estate mortgages, a $900 increase in overdraft fees, and a $1,095 increase in mortgage servicing income.

The largest component of noninterest expenses is salaries and employee benefits, which increased $2,038 or 1.8%. Salaries increased $1,155 due to increases in staffing and normal merit and promotional salary increases. Employee benefits increased $883 in 2003. A significant portion of the increase was related to an 11.8% increase in medical insurance expenses, and a 53.6% increase in pension expense. Footnote G in the Corporation's Notes to Consolidated Financial Statements include the required disclosures regarding the benefit obligations, plan assets, and funding status of the Corporation's Defined Benefit Pension Plan. Over the last three years the plan has experienced an accumulated loss of $469 on the Plan's investments. The entire loss is related to the general decline in market value of stock equity investments. Over the same time period, the actuarial assumption for the long term rate of return on the assets held by the Plan should have produced a return of $1.27 million. Essentially, the actual loss combined with the change in actuarial assumptions related to the benefit obligation has produced a $2.7 million underfunding of the Plan's assets as of December 31, 2003. This shortfall will significantly increase the Corporation's pension expense in future periods. The Corporation's Board of Directors approved a change in investment advisors. During 2003 the Plan experienced a 9.9% return on beginning Plan assets.

Occupancy and furniture and equipment expenses increased $332 or 9% in 2003. The majority of this increase is related to building depreciation, property taxes, service contracts and equipment depreciation. All other operating expenses increased $436. The most significant increases are related to director fees, consultant fees, and donations. The Corporation contributed approximately $870 to the Isabella Bank and Trust Community Foundation. (See Note J to the Consolidated Financial Statements.)

Noninterest expense increased $2,077 or 11.1% in 2002. During 2002, salaries and benefits increased $1,517, occupancy and furniture and equipment expenses increased $461, all other operating expenses increased $660, and the amortization of the acquisition intangibles decreased by $561.

FEDERAL INCOME TAXES

Federal income tax expense for 2003 was $2,035 or 22% of pre-tax income compared to $2,286 or 24.8% of pre-tax income in 2002 and $2,205 or 26.7% in 2001. The decrease in income tax expense as a percentage of income in 2002 is attributable to an increase in nontaxable municipal income and other tax exempt income as a percentage of the Corporation's pretax net income. A reconcilement of federal income tax expense and the amount computed at the federal statutory rate of 34% is found in Note F, Federal Income Taxes, in the accompanying consolidated financial statements.

ANALYSIS OF CHANGES IN THE STATEMENT OF FINANCIAL CONDITION

Total assets were $664,079 at December 31, 2003, an increase of $11,362 or 1.74% over year end 2002. Asset growth was primarily funded by a $6,251 increase in deposits, and a $5,479 increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 2003, the Corporation's net holdings of investment securities increased $11,499. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, and U.S. Agencies. Securities not classified by management as held to maturity are classified as available for sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:


                                                        December 31
                                                2003       2002       2001
                                                ----       ----       ----
Available for sale
  U.S. Treasury and U.S. government agencies  $ 89,934   $ 90,974   $ 53,047
  States and political subdivisions             76,656     64,607     47,141
  Commercial paper                               3,242      2,328      2,330
                                              --------   --------   --------
                          TOTAL               $169,832   $157,909   $102,518
                                              ========   ========   ========
Held to maturity
  U.S. Treasury and U.S. government agencies  $      9   $     74   $    148
  States and political subdivisions              1,303      1,662      3,306
                                              --------   --------   --------
                          TOTAL               $  1,312   $  1,736   $  3,454
                                              ========   ========   ========

Excluding those holdings of the investment portfolio in U.S. Treasury and U.S. government agency securities, there were no investments in securities of any one issuer that exceeded 10% of shareholders' equity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes.

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2003:

TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE YIELDS

                                    Maturing

                                              After One        After Five
                                               Year But        Years But
                               Within           Within           Within           After
                              One Year        Five Years       Ten Years        Ten Years
                           Amount   Yield   Amount   Yield   Amount   Yield   Amount   Yield
                           ------   -----   ------   -----   ------   -----   ------   -----
Available for sale
  U.S. Treasury and U.S.
     government agencies  $ 39,493  3.54%  $ 35,799  2.92%  $    510  2.39%  $    ---   ---%
  States and political
     subdivisions            8,097  3.67     39,496  3.25     27,532  4.45      1,531  3.48
  Mortgage backed                9  5.54        475  3.13      7,486  4.40      6,162  4.51
  Corporate & other
     securities              1,276  4.62      1,966  3.28        ---   ---        ---   ---
                          --------  ----   --------  ----   --------  ----   --------  ----
             TOTAL        $ 48,875  3.59%  $ 77,736  3.10%  $ 35,528  4.41%  $  7,693  4.30%
                          ========  ====   ========  ====   ========  ====   ========  ====

Held to maturity
  States and political
      subdivisions        $  1,108  4.76%  $    195  5.00%  $    ---   ---%  $    ---   ---%
  Mortgage backed              ---   ---          9  5.54        ---   ---        ---   ---
                          --------  ----   --------  ----   --------  ----   --------  ----
             TOTAL        $  1,108  4.76%  $    204  5.13%  $    ---   ---%  $    ---   ---%
                          ========  ====   ========  ====   ========  ====   ========  ====

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

                             TABLE 8. LOAN PORTFOLIO

                                           December 31
                         2003       2002       2001       2000       1999
                         ----       ----       ----       ----       ----
Commercial             $ 71,699   $ 66,326   $ 58,424   $ 60,301   $ 55,247
Agricultural             50,548     53,223     48,523     47,298     40,449
Real estate mortgage    240,145    230,409    237,650    242,042    212,724
Installment              63,782     54,522     53,267     54,038     47,426
                       --------   --------   --------   --------   --------
      TOTAL LOANS      $426,174   $404,480   $397,864   $403,679   $355,846
                       ========   ========   ========   ========   ========

Total loans increased $21,694 in 2003. The increase was primarily in real estate mortgages and installment loans. As of December 31, 2003, as a percentage of total loans, commercial loans were 16.82%, agricultural were 11.86%, real estate mortgages were 56.35%, and installments were 14.97%.

DEPOSITS

Total deposits increased $6,251 and were $567,707 at year end 2003, a 1.11% increase over 2002. Average deposits increased 4.2% in 2003 and 9.3% in 2002. During 2003, average noninterest bearing deposits increased 3.6%, interest bearing demand deposits increased 15%, savings deposits increased 4%, and time deposits increased .14%. Time deposits over $100 as a percentage of total deposits equaled 11.9% and 12.5% as of December 31, 2003 and 2002, respectively.

                            TABLE 9. AVERAGE DEPOSITS

                                               2003             2002             2001
                                               ----             ----             ----
                                          Amount   Rate    Amount   Rate    Amount   Rate
                                          ------   ----    ------   ----    ------   ----
Noninterest bearing demand deposits      $ 61,651         $ 59,518         $ 56,904
Interest bearing demand deposits          113,206  0.93%    98,478  1.43%    81,260  2.41%
Savings deposits                          141,227  0.94    135,792  1.62    121,202  2.69
Time deposits                             247,516  3.73    247,182  4.44    235,481  5.72
                                         --------         --------         --------
                              TOTAL      $563,600         $540,970         $494,847
                                         ========         ========         ========

       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000

                                          December 31
                                    2003     2002       2001
                                    ----     ----       ----
Maturity
 Within 3 months                  $18,068   $21,900   $22,259
 Within 3 to 6 months              11,475    15,928    11,418
 Within 6 to 12 months              8,184    18,624    11,496
 Over 12 months                    29,945    13,858    14,252
                                  -------   -------   -------
                     TOTAL        $67,672   $70,310   $59,425
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

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $5,479 in 2003. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 70,340 shares of common stock generating $2,008 of capital during 2003, and

52,473 shares of common stock generating $1,524 of capital in 2002. The Board of Directors authorized management to repurchase up to $2.0 million of common stock shares. A total of 3,219 shares were repurchased in 2003 at an average price of $34.50 per share. Accumulated other comprehensive income decreased $726 and consists of $863 decrease in unrealized gain on available for sale investment securities reduced by a gain of $137 related to the recognition of an additional minimum pension liability.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 10.8% at year end 2003. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2003:

                 Percentage of Capital to Risk Adjusted Assets:

                     Required   IBT Bancorp
                     --------   -----------
Equity Capital         4.00%       14.68%
Secondary Capital      4.00         1.25
                       ----        -----
   Total Capital       8.00%       15.93%
                       ====        =====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Banks. At December 31, 2003, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note M of the Financial Statements, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available for sale investment securities.

As of December 31, 2003 and 2002, cash and cash equivalents equaled 4.7% and 8.3%, respectively, of total assets. Net cash provided from operations was $20,538 in 2003 and $6,122 in 2002. Net cash provided by financing activities equaled $5,511 in 2003 and $49,491 in 2002. The Corporation's investing activities used cash amounting to $49,268 in 2003 and $56,638 in 2002. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $23,219 decrease in 2003 and a $1,025 decrease in 2002.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $169,832 as of December 31, 2003 and $157,909 as of December 31, 2002. In
addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $426,174 in total loans, $88,615 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $2,145 that are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2003, the Corporation had $22,703 more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

                       TABLE 11. INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2003. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                       0 to 3        4 to 12       1 to 5       Over 5
                                       Months        Months         Years       Years
                                       ------        ------         -----       -----
Interest Sensitive Assets
   Fed funds sold                    $   5,300     $     ---     $     ---   $      ---
   Investment securities                 5,851        44,417        78,786       42,090
   Loans                               126,181        63,150       207,638       25,084
                                     ---------     ---------     ---------    ---------
                             TOTAL   $ 137,332     $ 107,567     $ 286,424    $  67,174
                                     =========     =========     =========    =========
Interest Sensitive Liabilities
   Borrowed funds                    $   1,525     $      56     $   6,000    $  10,472
   Time deposits                        43,864        67,811       126,162          841
   Savings                              83,213         4,799        40,227       15,469
   Interest bearing demand              58,650         7,684        46,001        5,225
                                     ---------     ---------     ---------    ---------
                             TOTAL   $ 187,252     $  80,350     $ 218,390    $  32,007
                                     =========     =========     =========    =========

Cumulative gap                       $ (49,920)    $ (22,703)    $  45,331    $  80,498
Cumulative gap as a % of assets          (7.52%)       (3.42%)        6.83%       12.12%

              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2003. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                              Due in
                                              1 Year     1 to 5     Over 5
                                             or Less      Years     Years      Total
                                             --------   --------   -------   --------
Commercial and agricultural                  $ 62,889   $ 57,859   $ 1,499   $122,247
                                             ========   ========   =======   ========
Interest Sensitivity:
  Loans maturing after one year that have:
    Fixed interest rates                                $ 42,506   $ 1,284
    Variable interest rates                               15,353       215
                                                        --------   -------
                          TOTAL                         $ 57,859   $ 1,499
                                                        ========   =======

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. Their cash flow and their ability to service their debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef, and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and mortgage backed securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2003 the Corporation's net interest income would decrease during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2003 and 2002. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK

                                                                                                                   Fair Value
                                            2004      2005      2006      2007      2008    Thereafter    Total     12/31/03
                                         ---------  --------  --------  --------  --------  ----------  ---------  ----------
---
Rate sensitive assets
  Other interest bearing assets          $  5,400   $    99       ---       ---       ---        ---    $  5,499    $  5,499
    Average interest rates                   1.03%     2.67%      ---       ---       ---       1.06%
  Fixed interest rate securities         $ 50,268   $33,303   $24,377   $14,790   $ 6,316    $42,090    $171,144    $171,181
    Average interest rates                   3.61%     2.87%     3.09%     3.18%     3.69%      4.42%       3.56%
  Fixed interest rate loans              $ 99,216   $71,181   $69,309   $24,607   $43,471    $29,775    $337,559    $340,558
    Average interest rates                   6.74%     7.11%     6.17%     6.57%     6.10%      4.97%       6.45%
  Variable interest rate loans           $ 62,619   $ 6,722   $ 6,227   $ 4,802   $ 6,724    $ 1,521    $ 88,615    $ 88,615
    Average interest rates                   5.54%     5.62%     5.52%     5.49%     5.06%      4.55%       5.49%

Rate sensitive liabilities
  Borrowed funds                         $  1,552   $ 1,053   $    53   $    53   $ 5,053    $10,289    $ 18,053    $ 19,118
    Average interest rates                   0.86%     5.01%     4.16%     4.16%     5.08%      4.35%       4.29%
  Savings and NOW accounts               $154,489   $22,778   $18,518   $15,160   $14,018    $36,305    $261,268    $261,268
    Average interest rates                   0.76%     0.76%     0.78%     0.69%     0.48%      0.43%       0.70%
  Fixed interest rate time deposits      $110,188   $52,683   $33,216   $27,802   $11,803    $   841    $236,533    $243,094
    Average interest rates                   2.33%     4.73%     4.48%     4.20%     3.47%      7.95%       3.46%
  Variable interest rate time deposits   $  1,048   $   448   $   ---   $   182   $   467    $   ---    $  2,145    $  2,145
    Average interest rates                   1.24%     1.24%      ---       ---      3.52%       ---        1.63%

                                                                                                                   Fair Value
                                            2003      2004      2005      2006      2007    Thereafter    Total     12/31/02
                                         ---------  --------  --------  --------  --------  ----------  ---------  ----------
---
Rate sensitive assets
  Other interest bearing assets          $ 25,950       ---       ---       ---      ---         ---    $ 25,950    $ 25,950
    Average interest rates                   1.25%      ---       ---       ---      ---         ---        1.25%
  Fixed interest rate securities         $ 30,393   $50,671   $23,853   $12,169   $ 6,514    $36,045    $159,645    $159,712
    Average interest rates                   4.00%     3.77%     3.32%     4.06%     4.17%      4.76%       4.01%
  Fixed interest rate loans              $ 98,028   $86,180   $83,675   $27,107   $21,906    $20,160    $337,056    $338,585
    Average interest rates                   7.80%     7.69%     7.40%     7.57%     7.07%      5.89%       7.49%
  Variable interest rate loans           $ 45,756   $ 9,646   $ 4,541   $ 3,297   $ 3,689    $   495    $ 67,424    $ 67,424
    Average interest rates                   6.13%     6.11%     5.95%     5.95%     5.52%      5.30%       6.07%

Rate sensitive liabilities
  Borrowed funds                         $  3,263   $ 1,094   $    94   $ 5,094   $    93    $ 8,155    $ 17,793    $ 18,507
    Average interest rates                   0.88%     5.07%     5.23%     5.08%     5.20%      5.30%       4.41%
  Savings and NOW accounts               $150,280   $20,646   $16,779   $13,749   $12,706    $32,928    $247,088    $247,088
    Average interest rates                   1.42%     1.25%     1.49%     1.57%     1.15%      0.91%       1.34%
  Fixed interest rate time deposits      $131,911   $32,404   $37,843   $26,984   $20,473    $    59    $249,674    $255,167
    Average interest rates                   3.08%     4.85%     5.79%     4.89%     4.61%      7.20%       4.04%
  Variable interest rate time deposits   $    816   $   449   $     9       ---   $   314        ---    $  1,588    $  1,588
    Average interest rates                   2.03%     2.03%      ---       ---      3.82%       ---        2.37%

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and report of independent auditors are set forth on pages 28 through 52 of this report:

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

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
IBT Bancorp, Inc.
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT Bancorp, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

                               REHMANN ROBSON P.C.

Saginaw, Michigan
January 30, 2004

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           DECEMBER 31
                                                                         2003       2002
                                                                         ----       ----
ASSETS
     Cash and cash equivalents                                         $ 25,918   $ 28,587
     Federal funds sold                                                   5,300     25,850
                                                                       --------   --------
                                   CASH AND CASH EQUIVALENTS             31,218     54,437
     Investment securities
       Securities available for sale (amortized cost of
         $166,730 in 2003 and $153,499 in 2002)                         169,832    157,909
       Securities held to maturity (fair value of
         $1,349 in 2003 and $1,803 in 2002)                               1,312      1,736
                                                                       --------   --------

                                 TOTAL INVESTMENT SECURITIES            171,144    159,645

     Mortgage Loans available for sale                                    4,315     13,392
     Loans
       Agricultural                                                      50,548     53,223
       Commercial                                                       149,931    143,957
       Residential real estate mortgage                                 157,598    139,386
       Installment                                                       63,782     54,522
                                                                       --------   --------
                                                 TOTAL LOANS            421,859    391,088
       Less allowance for loan losses                                     6,204      5,593
                                                                       --------   --------
                                                   NET LOANS            415,655    385,495

     Premises and equipment                                              15,785     14,470
     Bank-owned life insurance                                           10,029      9,810
     Accrued interest receivable                                          4,534      4,897
     Acquisition intangibles and goodwill, net                            3,440      3,498
     Other assets                                                         7,959      7,073
                                                                       --------   --------
                                                TOTAL ASSETS           $664,079   $652,717
                                                                       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
       Noninterest bearing                                             $ 67,760   $ 63,106
       NOW accounts                                                     117,560    111,195
       Certificates of deposit and other savings                        312,914    316,845
       Certificates of deposit over $100                                 69,473     70,310
                                                                       --------   --------
                                                TOTAL DEPOSITS          567,707    561,456
     Other borrowed funds                                                18,053     17,793
     Accrued interest and other liabilities                               9,383     10,011
                                                                       --------   --------
                                                TOTAL LIABILITIES       595,143    589,260
     Shareholders' equity
       Common stock -- no par value;
         10,000,000 shares authorized;
         4,403,404 shares issued and outstanding
        (4,336,283 shares at December 31, 2002)                          47,491     45,610
     Retained earnings                                                   20,623     16,299
     Accumulated other comprehensive income                                 822      1,548
                                                                       --------   --------
                                  TOTAL SHAREHOLDERS' EQUITY             68,936     63,457
                                                                       --------   --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $664,079   $652,717
                                                                       ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                       YEAR ENDED DECEMBER 31
                                                                 2003           2002           2001
                                                                 ----           ----           ----
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                4,336,283      3,884,985      3,871,552
   10% stock dividend                                                ---        388,758            ---
   Issuance of common stock                                       70,340         81,326         37,434
   Common stock repurchased                                       (3,219)       (18,786)       (24,001)
                                                             -----------    -----------    -----------
                                       BALANCE END OF YEAR     4,403,404      4,336,283      3,884,985
                                                             ===========    ===========    ===========
COMMON STOCK
   Balance at beginning of year                              $    45,610    $    31,017    $    30,814
   10% stock dividend                                                ---         12,829            ---
   Issuance of common stock                                        2,008          2,383            971
   Common stock repurchased                                         (127)          (619)          (768)
                                                             -----------    -----------    -----------
                                       BALANCE END OF YEAR        47,491         45,610         31,017
RETAINED EARNINGS
   Balance at beginning of year                                   16,299         24,788         21,049
   Net income                                                      7,205          6,925          6,066
   10% stock dividend                                                ---        (12,829)           ---
   Cash dividends ($0.60 per share in 2003,
     $0.55 in 2002, and $0.50 in 2001)                            (2,881)        (2,585)        (2,327)
                                                             -----------    -----------    -----------
                                       BALANCE END OF YEAR        20,623         16,299         24,788

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at beginning of year                                   1,548          1,023             67

    Other comprehensive (loss) income                               (726)           525            956
                                                             -----------    -----------    -----------
                                       BALANCE END OF YEAR           822          1,548          1,023

                    TOTAL SHAREHOLDERS' EQUITY END OF YEAR   $    68,936    $    63,457    $    56,828
                                                             ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                 YEAR ENDED DECEMBER 31
                                                               2003       2002     2001
                                                               ----       ----     ----
INTEREST INCOME
  Loans, including fees                                       $29,193   $31,527   $35,091
  Investment securities
    Taxable                                                     4,588     4,362     3,173
    Tax exempt                                                  2,004     1,849     1,637
  Federal funds sold and other                                    193       423       897
                                                              -------   -------   -------
                                TOTAL INTEREST INCOME          35,978    38,161    40,798
                                                              -------   -------   -------
INTEREST EXPENSE
  Deposits                                                     11,610    14,578    18,678
  Borrowings                                                      840       678       582
                                                              -------   -------   -------
                                TOTAL INTEREST EXPENSE         12,450    15,256    19,260
                                                              -------   -------   -------
                                  NET INTEREST INCOME          23,528    22,905    21,538
Provision for loan losses                                       1,455     1,025       770
                                                              -------   -------   -------
        NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    22,073    21,880    20,768

NONINTEREST INCOME
  Service charges and fees                                      5,141     2,681     2,522
  Title insurance revenue                                       2,340     2,221     1,578
  Gain on sale of mortgage loans                                2,091     1,762     1,051
  Other                                                         1,173     1,439     1,047
                                                              -------   -------   -------
                                TOTAL NONINTEREST INCOME       10,745     8,103     6,198

NONINTEREST EXPENSES
  Compensation                                                 13,345    11,307     9,790
  Occupancy                                                     1,471     1,422     1,201
  Furniture and equipment                                       2,560     2,277     2,037
  Charitable donations                                          1,158       815       490
  Other                                                         5,044     4,951     5,177
                                                              -------   -------   -------
                                TOTAL NONINTEREST EXPENSES     23,578    20,772    18,695
                                                              -------   -------   -------
                       INCOME BEFORE FEDERAL INCOME TAXES       9,240     9,211     8,271
  Federal income taxes                                          2,035     2,286     2,205
                                                              -------   -------   -------
                                  NET INCOME                  $ 7,205   $ 6,925   $ 6,066
                                                              =======   =======   =======

Net income per basic share of common stock                    $  1.50   $  1.46   $  1.29
                                                              =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                    YEAR ENDING DECEMBER 31
                                                                  2003       2002       2001
                                                                  ----       ----       ----
NET INCOME                                                       $ 7,205    $ 6,925    $ 6,066
                                                                 -------    -------    -------
Other comprehensive income (loss) before income taxes
  Unrealized (losses) gains on securities available for sale
      Unrealized holding (loss) gain arising during year          (1,223)     2,861      1,440
      Reclassification adjustment for realized (gain) loss
         included in net income                                      (85)        (2)         8
      Minimum pension liability adjustment                           208     (2,063)        --
                                                                 -------    -------    -------
Other comprehensive (loss) income before income
    tax benefit (expense)                                         (1,100)       796      1,448
Income tax benefit (expense) related to
    other comprehensive (loss) income                                374       (271)      (492)
                                                                 -------    -------    -------
OTHER COMPREHENSIVE (LOSS) INCOME                                   (726)       525        956
                                                                 -------    -------    -------
                                          COMPREHENSIVE INCOME   $ 6,479    $ 7,450    $ 7,022
                                                                 =======    =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                               YEAR ENDED DECEMBER 31
                                                                            2003        2002        2001
                                                                            ----        ----        ----
OPERATING ACTIVITIES
  Net income                                                              $  7,205    $  6,925    $  6,066
  Reconciliation of net income to net cash provided by operations
       Provision for loan losses                                             1,455       1,025         770
       Depreciation                                                          1,703       1,647       1,197
       Net amortization on investment securities                             1,592       1,006         295
       Realized (gain) loss on sales of investment securities                  (85)         (2)          8
       Amortization and impairment of mortgage servicing rights                643         994         390
       Decrease (increase) in cash surrender value of life insurance            66        (472)       (205)
       Amortization of acquisition intangibles                                  94          94         655
       Deferred income tax (benefit)                                           (41)       (276)       (277)
       Gain on sale of mortgage loans                                       (2,091)     (1,762)     (1,051)
       Net change in loans held for sale                                    11,168      (3,369)     (6,061)
       Decrease in accrued interest receivable                                 363          64          92
       Increase in other assets                                             (1,008)     (1,959)     (1,461)
       (Decrease) increase in accrued interest and other liabilities          (526)      2,207       1,735
                                                                          --------    --------    --------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                 20,538       6,122       2,153

INVESTING ACTIVITIES
  Activity in available-for-sale securities
     Maturities, calls, and sales                                           49,776      40,021      24,927
     Purchases                                                             (64,710)    (93,225)    (48,479)
  Activity in held-to-maturity securities
     Maturities and calls                                                      620       1,386       4,537
  Net (increase) decrease in loans                                         (31,615)     (2,388)     12,466
  Purchases of premises and equipment                                       (3,018)     (2,107)     (3,921)
  Acquisition of title office                                                  (36)        (25)         --
  Purchase of cash value life insurance                                       (285)       (300)     (7,135)
                                                                          --------    --------    --------
                                NET CASH USED IN INVESTING ACTIVITIES      (49,268)    (56,638)    (17,605)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits                               4,654       1,086       1,222
  Net increase in interest bearing deposits                                  1,597      44,129      38,203
  Net increase in borrowings                                                   260       5,897       5,188
  Cash dividends                                                            (2,881)     (2,585)     (2,327)
  Proceeds from issuance of common stock                                     2,008       1,583         971
  Common stock repurchase                                                     (127)       (619)       (768)
                                                                          --------    --------    --------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,511      49,491      42,489
 (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (23,219)     (1,025)     27,037
Cash and cash equivalents beginning of year                                 54,437      55,462      28,425
                                                                          --------    --------    --------
                  CASH AND CASH EQUIVALENTS END OF YEAR                   $ 31,218    $ 54,437    $ 55,462
                                                                          ========    ========    ========
Supplemental cash flows information:
  Federal income taxes paid                                               $  2,034    $  2,774    $  2,670
  Interest paid                                                             12,450      15,312      19,357

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp, Inc. (the "Corporation"), a Financial Services Holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, Farmers State Bank of Breckenridge, IBT Title, IBT Loan Production, Financial Group Information Services, and its majority owned subsidiaries, IBT Personnel, LLC (79%), and IB&T Employee Leasing, LLC (79%). All intercompany transactions and accounts have been eliminated.

NATURE OF OPERATIONS: IBT Bancorp is a Financial Service Holding Company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiaries, Isabella Bank and Trust and Farmers State Bank of Breckenridge, offer banking services through 19 locations, 24-hour banking services locally and nationally through shared automatic teller machines, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Banks' principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

IBT Title does business under the names Isabella County Abstract and Title, Mecosta County Abstract and Title, IBT Title Clare, and Benchmark Title of Greenville. IBT Title provides title insurance and abstract searches, and closes real estate loans.

Financial Group Information Services provides network processing for all of IBT Bancorp's subsidiaries.

IBT Loan Production is a mortgage loan origination company. Principal loan products include 15 and 30 year fixed rate mortgage loans. All loans originated are sold to Isabella Bank and Trust.

IBT Personnel and IB&T Employee Leasing provides payroll services, benefit administration, and other human resource services to IBT Bancorp's subsidiaries.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and foreclosed real estate, management obtains independent appraisals for significant properties.

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK. Most of the Corporation's activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate or are made to finance agricultural production. Other than these types of loans, there is no significant concentration to any other industry or customer.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses inherent in the portfolio. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owned. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

LOANS AND RELATED INCOME: Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The Corporation currently retains servicing on all loans originated and sold into the secondary market. Originated mortgage servicing rights retained are recognized for loans sold by allocating total costs incurred between the loan and the servicing rights based on their relative fair values. Mortgage servicing rights ("MSR") are reported in other assets and amortized into noninterest income in proportion to, and over the period of, estimated net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

OTHER REAL ESTATE OWNED: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling costs at the date of transfer. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less costs to sell.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Premises include land and buildings. For financial reporting purposes, the provision for depreciation is computed principally by the straight line method based upon the useful lives of the assets which generally range from 5 to 30 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

A summary of premises and equipment at December 31 follows:

                                  2003      2002
                                  ----      ----
Premises                        $13,302   $12,194
Equipment                        17,146    15,479
                                -------   -------
                                 30,448    27,673
Less accumulated depreciation    14,663    13,203
                                -------   -------
 NET PREMISES AND EQUIPMENT     $15,785   $14,470
                                =======   =======

RESTRICTED INVESTMENTS: Included in other assets are restricted securities of $2,720 in 2003 and $2,648 in 2002. Restricted securities include the stock of the Federal Reserve Bank and the Federal Home Loan Bank and have no contractual maturity.

BANK OWNED LIFE INSURANCE: The Corporation maintains life insurance policies on key members of management. In the event of death of one of these individuals, the Corporation would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value. Increases in cash surrender value in excess of premiums paid are reported as other noninterest income.

CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.

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

PER SHARE AMOUNTS: Net income per share amounts were computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the stock dividend declared on December 17, 2003 and paid February 19, 2004. The weighted average numbers of common shares outstanding were 4,790,986 in 2003; 4,721,714 in 2002; and 4,692,791 in 2001, as
adjusted for the stock dividend.

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

RECLASSIFICATIONS: Certain amounts reported in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS: In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities." This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," and addressed consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE's). FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN No. 46 also enhances the disclosure requirements related to variable interest entities. The Interpretation, which was revised in December 2003, is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation applies to the first interim or annual reporting period beginning after March 15, 2004. The adoption of FIN No. 46 on consolidated results of operations, financial position and cash flows is not expected to be material.

In April 2003 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement was effective for contracts entered into or modified after June 30, 2003. The adoption of Statement No. 149 did not have a material impact on the financial position, results of operations or cash flows of the Corporation.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have a material impact on the financial position, results of operations or cash flows of the Corporation.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106" (SFAS 132 revised

2003). SFAS 132 (revised 2003) is effective for fiscal years ending after December 15, 2003. The statement addresses disclosures only and does not address measurement and recognition accounting for pension and postretirement benefits. Interim disclosure requirements under SFAS 132 (revised 2003) are effective for interim periods beginning after December 15, 2003, and required disclosures related to estimated benefit payments are effective for fiscal years ending after June 15, 2004.

SFAS 132 (revised 2003) retains the disclosure requirements in the original SFAS 132, but requires additional disclosures related to the description of plan assets including investment strategies, plan obligations, cash flows and net periodic benefit cost of defined benefit pension and other defined benefit postretirement plans.

NOTE B - BUSINESS COMBINATION

On July 1, 2002, the Corporation's subsidiary IBT Title completed the purchase of Benchmark Abstract and Title of Greenville, Michigan. The acquisition was accounted for as a purchase according to the SFAS No. 141. The purchase price of Benchmark was approximately $1.1 million, which was funded through the issuance of $800 (24,243 shares) of IBT Bancorp stock, $25 cash, and a note payable in the amount of $264. The purchase price was allocated $25 to premises and equipment and $1,064 to goodwill. Results of operations of the acquired business have not been significant.

NOTE C - INVESTMENT SECURITIES

The following is a summary of securities available for sale and held to maturity:

                                  Amortized   Unrealized  Unrealized    Fair
                                    Cost        Gains      Losses       Value
                                  ---------   ----------  ---------   ---------
DECEMBER 31, 2003
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies         $  88,802   $   1,256   $    (124)  $  89,934
    States and political
      subdivisions                   74,717       2,183        (244)     76,656
    Commercial paper                  3,211          31          --       3,242
                                  ---------   ---------   ---------   ---------
                         TOTAL    $ 166,730   $   3,470   $    (368)  $ 169,832
                                  =========   =========   =========   =========

  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies         $       9   $      --   $      --   $       9
    States and political
      subdivisions                    1,303          37          --       1,340
                                  ---------   ---------   ---------   ---------
                         TOTAL    $   1,312   $      37   $      --   $   1,349
                                  =========   =========   =========   =========

                                  Amortized  Unrealized Unrealized    Fair
                                     Cost      Gains      Losses      Value
                                   --------   --------   --------    -------
DECEMBER 31, 2002
  Securities available for sale
    U.S. Treasury and U.S.
      government agencies          $ 88,546   $  2,428   $     --    $ 90,974
    Corporate                         2,284         44         --       2,328
    States and political
      subdivisions                   62,669      1,960        (22)     64,607
                                   --------   --------   --------    --------
                           TOTAL   $153,499   $  4,432   $    (22)   $157,909
                                   ========   ========   ========    ========

  Securities held to maturity
    U.S. Treasury and U.S.
      government agencies          $     74   $      1   $     --    $     75
    States and political

      subdivisions                    1,662         66         --       1,728
                                   --------   --------   --------    --------
                           TOTAL   $  1,736   $     67   $     --    $  1,803
                                   ========   ========   ========    ========

The following table summarizes the fair value, realized gains, and realized losses on sales of securities available for sale.

                                                      2003      2002     2001
                                                    -------   -------   -------
Fair value of securities sold on the date of sale   $16,874   $ 2,066   $ 3,165
Gross realized gains
    U.S. Treasury and U.S. government agencies           85         2         4
Gross realized losses
    Municipals                                           --        --        12

The following table shows the amortized cost and estimated fair value of securities owned at December 31, 2003 by contractual maturity. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.

                                       Available for Sale     Held to Maturity
                                       Amortized    Fair     Amortized    Fair
                                         Cost       Value      Cost       Value
                                         ----       -----      ----       -----
Due within one year or less            $ 47,189   $ 47,842   $  1,108   $  1,135
Due after 1 year thru 5 years            76,696     78,073        195        205
Due after 5 years thru 10 years          23,943     24,805         --         --
Due after 10 years                        4,915      4,981         --         --
                                       --------   --------   --------   --------
                            Subtotal    152,743    155,701      1,303      1,340
Mortgage backed securities               13,987     14,131          9          9
                                       --------   --------   --------   --------
                               TOTAL   $166,730   $169,832   $  1,312   $  1,349
                                       ========   ========   ========   ========

Investment securities with carrying values of approximately $7,087 and $10,359 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 2003 and 2002, respectively.

NOTE D - LOANS

An analysis of changes in the allowance for loan losses follows:

                                  2003       2002       2001
                                -------    -------    -------
Balance at beginning of year    $ 5,593    $ 5,471    $ 5,162
  Loans charged off              (1,140)    (1,202)      (692)
  Recoveries                        296        299        231
  Provision charged to income     1,455      1,025        770
                                -------    -------    -------
      BALANCE AT END OF YEAR    $ 6,204    $ 5,593    $ 5,471
                                =======    =======    =======

The following is a summary of information pertaining to impaired loans at December 31:

                                                 2003     2002     2001
                                                ------   ------   ------
Impaired loans without a valuation allowance    $1,836   $1,085   $   --
Impaired loans with a valuation allowance        2,787    1,639      544
                                                ------   ------   ------
Total impaired loans                            $4,623   $2,724   $  544
                                                ======   ======   ======

Valuation allowance related to impaired loans   $  622   $  103   $   56
                                                ======   ======   ======
Average investment in impaired loans            $5,155   $2,968   $  544
                                                ======   ======   ======

Interest income recognized on impaired loans was not significant during any of the three years ended December 31, 2003. No additional funds are committed to be advanced in connection with impaired loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were loan customers of the Banks. Total loans to these customers aggregated $8,414 and $7,721 at December 31, 2003 and 2002, respectively. During 2003, $5,488 of new loans were made and repayments totaled $4,795.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $245,709, $208,432 and $153,136 at December 31, 2003, 2002, and 2001 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the fair value of mortgage servicing rights included in other assets as of December 31:

                                          2003        2002      2001
                                         -------    -------    -------
 Balance at beginning of year            $   511    $   402    $   271
 Mortgage servicing rights capitalized     3,369      1,632        660
 Accumulated amortization                 (1,955)      (885)      (358)
 Impairment valuation allowance             (211)      (638)      (171)
                                         -------    -------    -------
               BALANCE AT END OF YEAR    $ 1,714    $   511    $   402
                                         =======    =======    =======

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

The following sets forth the estimated fair value and recorded book balance of the Corporation's financial instruments as of December 31:

                                                     2003                             2002
                                                     ----                             ----
                                       Estimated Fair   Recorded Book    Estimated Fair   Recorded Book
                                            Value          Balance            Value          Balance
                                          --------         -------          --------         -------
ASSETS
Cash and demand deposits due
  from banks                              $ 25,918         $ 25,918         $ 28,587         $ 28,587
Federal funds sold                           5,300            5,300           25,850           25,850
Investment securities                      171,181          171,144          159,712          159,645
Mortgage loans available for sale            4,343            4,315           13,599           13,392
Net loans                                  417,984          415,655          386,817          385,495
Accrued interest receivable                  4,534            4,534            4,897            4,897
Mortgage servicing rights                    2,565            1,714            1,011              511

LIABILITIES
Deposits with no stated
  maturities                               329,029          329,029          310,194          310,194
Deposits with stated maturities            245,239          238,678          256,755          251,262
Borrowed funds                              19,118           18,053           18,507           17,793
Accrued interest payable                       830              830            1,037            1,037

NOTE F - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                                   2003     2002
                                                                  ------   ------
Deferred tax assets
  Allowance for loan losses                                       $1,379   $1,175
  Deferred directors' fees                                           735      664
  Employee benefit plans                                             755      608
  Core deposit premium and acquisition expenses                      192      245
  Net unrealized loss on minimum pension liability                   631      701

  Other                                                              186      225
                                                                  ------   ------
                                      TOTAL DEFERRED TAX ASSETS    3,878    3,618
                                                                  ------   ------
Deferred tax liabilities
  Premises and equipment                                             494      222
  Accretion on securities                                             32       73

  Net unrealized gain on available-for-sale securities             1,055    1,498
  Other                                                              138       80
                                                                  ------   ------
                                 TOTAL DEFERRED TAX LIABILITIES    1,719    1,873
                                                                  ------   ------
                                        NET DEFERRED TAX ASSETS   $2,159   $1,745
                                                                  ======   ======

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

                                                  2003       2002       2001
                                                -------    -------    -------
Current                                         $ 2,076    $ 2,562    $ 2,482
Deferred benefit                                    (41)      (276)      (277)
                                                -------    -------    -------
           PROVISION FOR FEDERAL INCOME TAXES   $ 2,035    $ 2,286    $ 2,205
                                                =======    =======    =======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the year ended December 31:

                                                          2003       2002        2001
                                                         -------    -------    -------
Income tax on pretax income                              $ 3,142    $ 3,132    $ 2,812
Effect of nontaxable income and nondeductible expenses    (1,107)      (846)      (607)
                                                         -------    -------    -------
                      PROVISION FOR FEDERAL INCOME TAX   $ 2,035    $ 2,286    $ 2,205
                                                         =======    =======    =======

NOTE G - BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                                                    2003       2002       2001
                                                                                  -------    -------    -------
Change in projected benefit obligation
           Benefit obligation January 1                                           $ 6,949    $ 5,870    $ 5,130
              Service cost                                                            391        297        271
              Interest cost                                                           463        425        384
              Actuarial loss                                                          687        634        305
              Benefits paid                                                          (407)      (277)      (220)
                                                                                  -------    -------    -------
                              BENEFIT OBLIGATION, DECEMBER 31                     $ 8,083    $ 6,949    $ 5,870
                                                                                  =======    =======    =======
         Change in plan assets
           Fair value of plan assets, January 1                                   $ 4,830    $ 5,259    $ 5,446
           Investment return (loss)                                                   479       (509)      (439)
           Corporation contribution                                                   525        357        472

           Benefits paid                                                             (407)      (277)      (220)
                                                                                  -------    -------    -------
                    FAIR VALUE OF PLAN ASSETS, DECEMBER 31                        $ 5,427    $ 4,830    $ 5,259
                                                                                  =======    =======    =======
         Reconciliation of funded status
           Funded status                                                          $(2,656)   $(2,119)   $  (611)
           Unrecognized net transition asset                                           --        (22)       (44)
           Unrecognized prior service cost                                             94        113        125
           Unrecognized net loss from experience
              different than that assumed and
              effects of changes in assumptions                                     4,254      3,843      2,409
           Additional minimum pension liability                                    (1,951)    (2,176)        --
                                                                                  -------    -------    -------
                   (ACCRUED LIABILITY) PREPAID PENSION COST                       $  (259)   $  (361)   $ 1,879
                                                                                  =======    =======    =======

An adjustment to record the additional minimum pension liability as of December 31, 2003 and 2002 was established by the recording of an intangible pension asset of $94 and $113, and a credit (charge) to other comprehensive income of $208 and ($2,063) in 2003 and 2002, respectively.

The amounts recognized in the consolidated statement of financial position consists of:

                                          Pension Benefits
                                          2003       2002
                                         -------    -------
Accrued benefit cost                     $  (259)   $  (361)
Intangible assets                             94        113
Accumulated other comprehensive income     1,855      2,063
                                         -------    -------
Net amount recognized                    $ 1,690    $ 1,815
                                         =======    =======

The accumulated benefit obligation was $5,686, and $5,191 at December 31, 2003, and 2002 respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets for year ended December 31:

                                  2003     2002
                                  ----     ----
Projected benefit obligation     $8,083   $6,949
Accumulated benefit obligation    5,686    5,191
Fair value of plan assets         5,427    4,831

                                                  Pension Benefits
                                                   2003      2002
                                                  ------   -------
Increase in minimum liability included in other
         comprehensive income (loss)              $  208   $(2,063)

Net pension expense consists of the following components for the year ended December 31:

                                                          2003     2002     2001
                                                          ----     ----     ----
Service cost on benefits earned for
     services rendered during the year                    $ 391    $ 297    $ 271
Interest cost on projected benefit
   obligation                                               463      425      384
Expected return on plan assets                             (390)    (409)    (445)
Amortization of unrecognized transition asset               (22)     (22)     (22)

Amortization of unrecognized prior service cost              18       18       18
Amortization of unrecognized actuarial net loss             188      113       48
                                                          -----    -----    -----
                                    NET PENSION EXPENSE   $ 648    $ 422    $ 254
                                                          =====    =====    =====

Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

                                                2003       2002       2001
                                                ----       ----       ----
Weighted average discount rate                  6.25%      6.75%      7.25%
Rate of increase in future compensation         4.50%      4.50%      4.50%
Expected long-term rate of return               8.00%      8.00%      8.00%

The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

                                                 2003       2002       2001
                                                 ----       ----       ----
Discount rate                                    6.75%      7.25%      7.50%
Expected long-term return on plan assets         8.00%      8.00%      8.00%
Rate of compensation increase                    4.50%      4.50%      4.50%

The discount rate was decreased from 6.75% to 6.25% to reflect lower rates of return on high quality fixed income investments. The expected long term rate of return is based on the Corporation's actual recommended rate. The factors used to establish the rate include historical plan performance, comparison of rates used by similar plans with similar asset allocations, and historical performance of long-term investments.

IBT Bancorp's pension plan weighted-average asset allocations at December 31, 2003, and 2002, by asset category as are follows:

                        2003       2002
                       ------     ------
Asset Category
Equity securities       55.23%     50.58%
Debt securities         21.41%     24.42%
Other                   23.36%     25.00%
                       ------     ------
              Total    100.00%    100.00%
                       ======     ======

The Corporation's investment policy for the benefit plan includes asset holdings in publicly traded equities, U.S. Government agency obligations and investment grade corporate and municipal bonds. The policy restricts equity investment to less than 20% of equity investments in any sector and to less than 4% of plans assets in any one company. The Corporation's weighted asset allocations in 2003 and 2002 were as follows:

Equity Securities                           55.0% to 65%
Debt Securities                             25.0% to 35%
Real Estate                                        0.00%
Other                                              15.0%

The asset mix, the sector weighting of equity investments, and debt issues to hold are based on a third party investment advisor retained by the Corporation to manage the plan. The Corporation reviews the performance of the advisor no less than annually.

OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and death benefits to each participant. Insurance policies, designed primarily to fund death benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2003, 2002, and 2001 were $388, $41, and $84, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains an employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the Plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the Plans for 2003, 2002, and 2001 was $122, $196, and $146, respectively. Total shares outstanding related to the ESOP at December 31, 2003 and 2002 were 150,583 and 166,139, respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE H - DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits were as follows:

YEAR             AMOUNT
----            --------
2004            $111,236
2005              53,131
2006              33,216
2007              27,984
2008              12,270
Thereafter           841

NOTE I - BORROWED FUNDS

Borrowed funds at December 31 consist of the following obligations:

                                                                 2003         2002
                                                                 ----         ----
Federal Home Loan Bank advances                                $ 16,337     $ 14,360
Securities sold under agreements to repurchase                    1,500        3,169
Unsecured note payable                                              216          264
                                                               --------     --------
                                                               $ 18,053     $ 17,793
                                                               ========     ========

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans and U.S. Treasury and government agency securities. Advances are also secured by FHLB stock owned by the Banks.

The maturity and weighted average interest rates of FHLB advances at December 31 follow:

                                                        2003
                                                        ----
                                             AMOUNT              RATE
                                             ------              ----
Fixed rate advance due 2004                 $ 1,000              5.05%
Two year putable advance due 2006             5,000              5.08
Fixed rate advance due 2009                   1,000              4.19
Fixed rate advance due 2010                   2,337              6.62
One year putable advance due 2010             3,000              4.98
Fixed rate advance due 2010                   2,000              3.97
Fixed rate advance due 2012                   2,000              4.90
                                            -------              ----
             TOTAL ADVANCES                 $16,337              5.07%
                                            =======              ====

                                          2002
                                          ----
                                         AMOUNT           RATE
                                         ------           ----
Fixed rate advance due 2004              $1,000           5.05%
Two year putable advance due 2006         5,000           5.08
Fixed rate advance due 2009               1,000           4.19
Fixed rate advance due 2010               2,360           6.62
One year putable advance due 2010         3,000           4.98
Fixed rate advance due 2012               2,000           4.90
                                        -------           ----
        TOTAL ADVANCES                  $14,360           5.22%
                                        =======           ====

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $502 and $3,625 at December 31, 2003 and 2002, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

The unsecured note payable has an imputed interest rate of 4.16% and is payable in annual installments of $60,000, including interest, through July 2007.

NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is party to financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instrument.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Commitments to extend credit, which totaled $58,448 at December 31, 2003, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2003, the Corporation had a total of $715 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of December 31, 2003 approximated $1 million.

NOTE K - COMMITMENTS AND OTHER MATTERS

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Corporation's requirement was approximately $12,687 at December 31, 2003, and $11,031 at December 31, 2002.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary Banks to the Corporation. At December 31, 2003, substantially all of the subsidiary Banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2004, the amount available for dividends without regulatory approval was approximately $7,321.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered individual. Medical claims are subject to a lifetime maximum of $2,000 per covered individual.

Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,532 in 2003, $1,370 in 2002 and $1,063 in 2001.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issuance under these plans are 280,000 with 74,198 shares unissued at December 31, 2003. During 2003, 2002 and 2001, 70,340
shares were issued for $2,008, 52,473 shares were issued for $1,524, and 37,434 shares were issued for $971, respectively, in cash pursuant to these plans.

The subsidiary Banks of the Corporation have obtained approval to borrow up to $30,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

Certain directors and executive officers and their related interests of the Corporation and the Banks were deposit customers of the Banks. Total deposits of these customers aggregate approximately $6,380 and $6,956 at December 31, 2003 and December 31, 2002, respectively. In addition, the IBT Bancorp's defined benefit plan and the Employee Stock Ownership Plan (Note G) held certificates of deposit with the Banks aggregating $100 and $831 and $350 and $100, respectively at December 31, 2003 and 2002.

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

                                                                                     All Others
                                        Isabella Bank              Farmers           (Including
                                          and Trust               State Bank           Parent)             Total
                                        -------------             ----------         ----------          --------
2003
  Total assets                             $527,805                $127,124           $ 9,150            $664,079
  Interest income                            28,013                   7,797               168              35,978
  Net interest income                        18,295                   5,005               228              23,528
  Provision for loan losses                     570                     885               ---               1,455
  Net income (loss)                           6,415                   1,008              (218)              7,205

2002
  Total assets                             $515,831                $126,850           $10,036             $652,717
  Interest income                            29,689                   8,353               119              38,161
  Net interest income                        17,559                   5,135               211              22,905
  Provision for loan losses                     650                     375               ---               1,025
  Net income                                  5,516                   1,206               203               6,925

2001
  Total assets                             $469,408                $116,903           $ 5,832            $592,143
  Interest income                            31,718                   8,987                93              40,798
  Net interest income                        16,292                   5,003               243              21,538
  Provision for loan losses                     500                     270               ---                 770
  Net income (loss)                           4,824                   1,269               (27)              6,066

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

Measurements established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notifications from the Federal Reserve Bank categorized the Banks as well capitalized. To be categorized as well capitalized, a bank must maintain total risk based capital, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the notifications that management believes has changed the Banks' category.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                                               Minimum
                                                                                                        To Be Well Capitalized
                                                                                Minimum Capital         Under Prompt Corrective
                                                          Actual                  Requirements             Action Provisions
                                                          ------                  ------------             -----------------
                                                  Amount           Ratio        Amount     Ratio        Amount           Ratio
                                                  ------           -----        ------     -----        ------           -----
AS OF DECEMBER 31, 2003
  Total capital to risk weighted assets
      Isabella Bank and Trust                    $43,727           13.1%       $26,749      8.0%       $33,436           10.0%
      Farmers State Bank of Breckenridge          13,320           14.6          7,289      8.0          9,111           10.0
      Consolidated                                68,638           15.9         34,456      8.0            N/A            N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                     39,734           11.9         13,375      4.0         20,062            6.0
      Farmers State Bank of Breckenridge          12,168           13.4          3,645      4.0          5,467            6.0
      Consolidated                                63,244           14.7         17,228      4.0            N/A            N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                     39,734            7.6         21,043      4.0         26,304            5.0
      Farmers State Bank of Breckenridge          12,168            9.6          5,062      4.0          6,328            5.0
      Consolidated                                63,244            9.7         26,227      4.0            N/A            N/A

AS OF DECEMBER 31, 2002
  Total capital to risk weighted assets
      Isabella Bank and Trust                    $40,385           12.9%       $24,998      8.0%       $31,247           10.0
      Farmers State Bank of Breckenridge          12,957           14.2          7,284      8.0          9,106           10.0
      Consolidated                                62,030           15.2         32,670      8.0            N/A            N/A
  Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                     36,525           11.7         12,499      4.0         18,748            6.0
      Farmers State Bank of Breckenridge          11,811           13.0          3,642      4.0          5,463            6.0
      Consolidated                                56,919           13.9         16,335      4.0            N/A            N/A
  Tier 1 capital to average assets
      Isabella Bank and Trust                     36,525            7.4         19,856      4.0         24,820            5.0
      Farmers State Bank of Breckenridge          11,811            9.6          4,912      4.0          6,140            5.0
      Consolidated                                56,919            9.2         24,795      4.0            N/A            N/A

NOTE N - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET                                    December 31
                                                      2003             2002
                                                      ----             ----
ASSETS
  Cash on deposit at subsidiary Banks               $ 7,592          $ 4,690
  Securities available for sale                       2,133            1,497
  Investments in subsidiaries                        61,775           58,949
  Premises and equipment                                117               98
  Other assets                                        1,444            1,722
                                                    -------          -------
                       TOTAL ASSETS                 $73,061          $66,956
                                                    =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Other liabilities                                 $ 4,126          $ 3,553
  Shareholders' equity                               68,935           63,403
                                                    -------          -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $73,061          $66,956
                                                    =======          =======

CONDENSED STATEMENTS OF INCOME

                                                                Year Ended December 31
                                                          2003           2002           2001
                                                          ----           ----           ----
Income
  Dividends from subsidiaries                            $3,825         $3,325         $3,115
  Interest income                                           128            122            154
  Management fee and other                                  423            292            245
                                                         ------         ------         ------
                       TOTAL INCOME                       4,376          3,739          3,514
Expenses                                                  1,114            824            680
                                                         ------         ------         ------
  Income before income tax benefit and equity in
    undistributed earnings of subsidiaries                3,262          2,915          2,834
  Federal income tax benefit                                218            152            103
                                                         ------         ------         ------
                                                          3,480          3,067          2,937
Undistributed earnings of subsidiaries                    3,725          3,858          3,129
                                                         ------         ------         ------

                       NET INCOME                        $7,205         $6,925         $6,066
                                                         ======         ======         ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Year Ended December 31
                                                            2003               2002               2001
                                                            ----               ----               ----
OPERATING ACTIVITIES
 Net income                                               $ 7,205            $ 6,925            $ 6,066
   Adjustments to reconcile net income
       to cash provided by operations
   Undistributed earnings of subsidiaries                  (3,725)            (3,858)            (3,129)
   Net amortization of securities                             ---                ---                  1
   (Increase) decrease in interest receivable                  (2)                (2)                 1
   Decrease (increase) in other assets                        717             (1,947)              (240)
   Increase in accrued expenses                               675                389              1,353
   Provision for depreciation                                  19                 20                 19
   Deferred income taxes (benefit)                           (348)               328               (401)
                                                          -------            -------            -------
                NET CASH PROVIDED BY OPERATIONS             4,541              1,855              3,670

INVESTING ACTIVITIES
  Proceeds from the maturities of investments
     securities available for sale                                       $   185          $   175          $    75
  Purchases of investment securities available for sale                     (820)          (1,080)             ---
  Investment in subsidiaries                                                  34             (495)             ---
  Purchases of equipment and premises                                        (38)              (5)             (39)
                                                                         -------          -------          -------
             NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES            (639)          (1,405)              36
FINANCING ACTIVITIES
  Cash dividends                                                          (2,881)          (2,585)          (2,327)
  Issuance of common stock                                                 2,008            1,583              971
  Repurchase of common stock                                                (127)            (619)            (768)
                                                                         -------          -------          -------
                           NET CASH USED IN FINANCING ACTIVITIES          (1,000)          (1,621)          (2,124)
                                                                         -------          -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,902           (1,171)           1,582
Cash and cash equivalents at beginning of year                             4,690            5,861            4,279
                                                                         -------          -------          -------
                           CASH AND CASH EQUIVALENTS AT YEAR END         $ 7,592          $ 4,690          $ 5,861
                                                                         =======          =======          =======

NOTE O - GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002, the Corporation adopted FASB Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 addresses the reporting of other intangible assets subsequent to their acquisition. This Statement requires that goodwill be separately disclosed if material from other intangible assets on the consolidated balance sheet and that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, tested for impairment at least annually. The adoption of Statement No. 142 resulted in the reduction of goodwill amortization of $392 in 2003 and 2002 or $0.08 and $0.09 per share in 2003 and 2002, respectively.

As required by the Statement, intangible assets that do not meet the criteria for recognition apart from goodwill must be reclassified. As a result of the Corporation's analysis, no reclassifications were required as of December 31, 2003. Included in other assets on the accompanying consolidated balance sheets are the following amounts as of December 31:

                                  2003        2002
                                  ----        ----
Branch acquisition goodwill      $2,036      $2,036
Title company goodwill            1,100       1,064
                                 ------      ------
Total goodwill                    3,136       3,100
Core deposit intangibles            304         398
                                 ------      ------
                                 $3,440      $3,498
                                 ======      ======

The core deposit intangibles are being amortized on a straight-line basis over nine years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9 A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the

Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2003, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROL

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and certain executive officers of the Corporation, see "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's 2004 Annual Meeting Proxy Statement ("Proxy Statement") which is incorporated herein by reference.

For Information concerning the Corporation's Audit Committee financial experts, see "Committees of the Board of Directors and Meeting Attendance" in the Proxy Statement which is incorporated herein by reference.

The Corporation has adopted a Code of Business Conduct and Ethics that applies to the Corporation's Chief Executive Officer and Principal Financial Officer. The Corporation shall provide to any person without charge upon request, a copy of its Code of Business Conduct and Ethics. Written requests should be sent to:
Secretary, IBT Bancorp, Inc., 200 East Broadway, Mount Pleasant, Michigan 48858.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2003, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

                                                                                                                Number of
                                                                                                                Securities
                                                                                                                Remaining
                                                               Number of                                      Available for
                                                           Securities to be              Weighted             Future Issuance
                                                              Issued upon                 Average              Under Equity
                                                              Exercise of             Exercise Price           Compensation
                                                             Outstandings             of Outstanding         Plans (Excluding
                                                               Options,                  Options,               Securities
                                                             Warrants, and             Warrants and            Reflected in
                                                                Rights                    Rights               Column (A))
Plan Category                                                   (A)                        (B)                         (C)
-------------                                              ----------------           --------------         ----------------
Equity compensation approved by
Shareholders: None                                                ---                       ---                     ---
Equity compensation plans not
approved by shareholders:
   1984 deferred director fee plan *                          136,057                        (1)                     (1)
   1998 executive officer deferred
      salary plan *                                             6,557                        (2)                     (2)
                                                              -------
                        Total                                 142,614
                                                              =======

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

* As adjusted for the 10% stock dividend paid February 10, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "Indebtedness of and Transactions with Management" in the Proxy Statement, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information concerning the principal accountant fees and services see "Fees for Professional Services Provided by Rehmann Robson P.C." and "Pre-approval Policies and Procedures" in the Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    3. Exhibits:

         3(a)     Amended Articles of Incorporation (1)

         3(b)     Amendment to the Articles of Incorporation (3)

         3(c)     Amendment to the Articles of Incorporation (5)

         3(d)     Amendment to the Articles of Incorporation (5)

         3(e)     Amended Bylaws (1)

         3(f)     Amendment to the Bylaws (2)

         3(g)     Amendment to the Bylaws (3)

         3(h)     Amendment to the Bylaws (6)

         3(i)     Amendment to the Bylaws (7)

         3(j)     Amendments to the Bylaws (8)

         10(a)    Isabella Bank & Trust Executive Supplemental Income Agreement
                  (3)*

         10(b)    Isabella Bank & Trust Deferred Compensation Plan (4)*

         10(c) IBT Bancorp, Inc. and Related Companies Deferred Compensation Plan for Directors (6)*

         10(d)    Isabella Bank and Trust Death Benefit Only Agreement (7)*

         14       Code of Business Conduct and Ethics

         21       Subsidiaries of the Registrant

         23       Consent of Rehmann Robson, P.C. Independent Auditors

         31 (a) Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

         31 (b) Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

         32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

(4) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein.

(5) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein.

(6) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein.

(7) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein.

(8) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 24, 2003 and incorporated herein.

*        Management Contract or Compensatory Plan or Arrangement.

(b) During the three months ended December 31, 2003, the Corporation filed the following current report on Form 8-K: The Corporation filed a Form 8-K on November 4, 2003, announcing the issuance of its earnings release for the third quarter of 2003

(c) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report entitled, "Index to Exhibits"

(d)  Financial Statement Schedules: None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)

by:/s/Dennis P. Angner                           Date: March 9, 2004
   -----------------------------------------
   Dennis P. Angner
   President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signatures                              Capacity                      Date
            ----------                              --------                      ----
/s/Dennis P. Angner                           President and Chief            March 9, 2004
------------------------------------          Executive Officer
Dennis P. Angner                              (Principal Executive
                                              Officer) and Director

/s/Peggy Wheeler                              Vice President and             March 9, 2004
------------------------------------          Controller (Principal
                                              Financial Officer)

/s/Richard J. Barz                            Director                       March 9, 2004
------------------------------------

/s/Frederick L. Bradford                      Director                       March 9, 2004
------------------------------------
Frederick L. Bradford

/s/Gerald D. Cassel                           Director                       March 9, 2004
------------------------------------
Gerald D. Cassel

/s/James C. Fabiano                           Director                       March 9, 2004
------------------------------------
James C. Fabiano

            Signatures                             Capacity                       Date
            ----------                             --------                       ----
/s/David W. Hole                              Director                       March 9, 2004
------------------------------------
David W. Hole

/s/W. Joseph Manifold                         Director                       March 9, 2004
------------------------------------
W. Joseph Manifold

/s/Ronald E. Schumacher                       Director                       March 9, 2004
------------------------------------
Ronald E. Schumacher

/s/William J. Strickler                       Director                       March 9, 2004
------------------------------------
William J. Strickler

/s/Herbert C. Wybenga                         Vice President and             March 9, 2004
------------------------------------          Director
Herbert C. Wybenga

/s/Dale Weburg                                Director                       March 9, 2004
------------------------------------
Dale Weburg

IBT Bancorp
FORM 10-K

Index to Exhibits

Exhibit                                                                    Form 10-K
Number            Exhibit                                                 Page Number
------            -------                                                 -----------
14                Code of Business Conduct and Ethics                          64

21                Subsidiaries of the Registrant                               70

23                Consent of Rehmann Robson P.C.                               71
                  Independent Certified Public Accountants

31 (a) Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
                  Executive Officer

31 (b) Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief
                  Financial Officer

32                Section 1350 Certification of Chief Executive
                  Officer and Chief Financial Officer