Form 10-Q
period 2004-03-31
IBT BANCORP INC /MI/
filed 2004-05-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to ________________

Commission File Number: 0-18415

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

            Common Stock no par value, 4,854,820 as of April 15, 2004

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                            Page Numbers
PART I  FINANCIAL INFORMATION

                  Item 1 Consolidated Financial Statements                       3-8

                  Item 2 Management's Discussion and
                            Analysis of Financial Condition
                            and Results of Operations                           9-18

                  Item 3 Quantitative and Qualitative                          18-20
                            Disclosures About Market Risk

                  Item 4 Controls and Procedures                                  21

PART II OTHER INFORMATION

                  Item 6 Exhibits and Reports on Form 8-K                      21-22

                  Signatures                                                      23

                  Exhibit 31(a)                                                   24

                  Exhibit 31(b)                                                   26

                  Exhibit 32                                                      28

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                              March 31     December 31
                                                                2004           2003
                                                            ------------   ------------
                                                            (Unaudited)
ASSETS
  Cash and demand deposits due from banks                   $     22,989   $     25,918
  Federal funds sold                                               3,150          5,300
                                                            ------------   ------------
       TOTAL CASH AND CASH EQUIVALENTS                            26,139         31,218

  Investment securities
    Securities available for sale (Amortized cost of
       $185,586 in 2004 and $166,730 in 2003)                    189,593        169,832
    Securities held to maturity (Fair value --
       $1,168 in 2004 and $1,349 in 2003)                          1,308          1,312
                                                            ------------   ------------
                              TOTAL INVESTMENT SECURITIES        190,901        171,144

  Mortgage loans available for sale                                7,586          4,315

  Loans
       Agricultural                                               49,000         50,548
       Commercial                                                143,260        149,931
       Residential real estate mortgage                          161,344        157,598
       Installment                                                63,480         63,782
                                                            ------------   ------------
                                              TOTAL LOANS        417,084        421,859
  Less allowance for loan losses                                   6,497          6,204
                                                            ------------   ------------
                                                NET LOANS        410,587        415,655
  Other assets                                                    43,572         41,747
                                                            ------------   ------------
                                             TOTAL ASSETS   $    678,785   $    664,079
                                                            ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
       Noninterest bearing                                  $     60,576   $     67,760
       NOW accounts                                              107,776        117,560
       Certificates of deposit and other savings                 326,430        312,914
       Certificates of deposit over $100,000                      77,224         69,473
                                                            ------------   ------------
                                           TOTAL DEPOSITS        572,006        567,707
  Other borrowed funds                                            25,161         18,053
  Accrued interest and other liabilities                          10,772          9,383
                                                            ------------   ------------
                                        TOTAL LIABILITIES        607,939        595,143
  Shareholders' Equity
       Common stock -- no par value
          10,000,000 shares authorized; outstanding--
          4,854,820 in 2004 (4,403,404 in 2003)                   65,476         47,491
       Retained earnings                                           3,951         20,623
       Accumulated other comprehensive income                      1,419            822
                                                            ------------   ------------
                               TOTAL SHAREHOLDERS' EQUITY         70,846         68,936
                                                            ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $    678,785   $    664,079
                                                            ============   ============

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                                      Three Months Ended
                                                                           March 31
                                                                   --------------------------
                                                                       2004          2003
                                                                   -----------    -----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
    Balance at beginning of period                                   4,403,404      4,336,283
    Common stock dividend                                              440,191            ---
    Issuance of common stock                                            11,225         10,141
    Common stock repurchased                                               ---         (1,686)
                                                                   -----------    -----------
                                         BALANCE END OF PERIOD       4,854,820      4,344,738
                                                                   ===========    ===========
COMMON STOCK
    Balance at beginning of period                                 $    47,491    $    45,610
    Common stock dividend                                               17,608            ---
    Issuance of common stock                                               377            313
    Common stock repurchased                                               ---            (59)
                                                                   -----------    -----------
                                         BALANCE END OF PERIOD          65,476         45,864

RETAINED EARNINGS
    Balance at beginning of period                                      20,623         16,299
    Net income                                                           1,477          1,942
    Common stock dividend                                              (17,608)           ---
    Cash dividends ($0.11 per share in 2004 and $0.10 in 2003)            (541)          (478)
                                                                   -----------    -----------
                                         BALANCE END OF PERIOD           3,951         17,763

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at beginning of period                                         822          1,548
    Other comprehensive income                                             597            273
                                                                   -----------    -----------
                                         BALANCE END OF PERIOD           1,419          1,821

                                                                   -----------    -----------
                       TOTAL SHAREHOLDERS EQUITY END OF PERIOD     $    70,846    $    65,448
                                                                   ===========    ===========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands)

                                                                            Three Months Ended
                                                                                 March 31
                                                                              2004       2003
                                                                            --------   --------
INTEREST INCOME
  Loans, including fees                                                     $  6,861   $  7,517
  Investment securities
    Taxable                                                                    1,047      1,157
    Nontaxable                                                                   511        494
  Federal funds sold and other                                                    31         96
                                                                            --------   --------
                                     TOTAL INTEREST INCOME                     8,450      9,264
INTEREST EXPENSE
    Deposits                                                                   2,430      3,136
    Borrowings                                                                   240        187
                                                                            --------   --------
                                    TOTAL INTEREST EXPENSE                     2,670      3,323
                                                                            --------   --------
                                       NET INTEREST INCOME                     5,780      5,941
Provision for loan losses                                                        240        212
                                                                            --------   --------
       NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                     5,540      5,729

NONINTEREST INCOME
    Trust fees                                                                   155        159
    Service charges on deposit accounts                                           62         64
    Other service charges and fees                                               861      1,170
    Gain on sale of mortgage loans                                               126        664
    Title insurance revenue                                                      410        613
    Other                                                                        326        284
                                                                            --------   --------
                                  TOTAL NONINTEREST INCOME                     1,940      2,954
NONINTEREST EXPENSES
    Compensation                                                               3,293      3,269
    Occupancy                                                                    392        371
    Furniture and equipment                                                      631        540
    Other                                                                      1,252      1,891
                                                                            --------   --------
                                TOTAL NONINTEREST EXPENSES                     5,568      6,071

                        INCOME BEFORE FEDERAL INCOME TAXES                     1,912      2,612
Federal income taxes                                                             435        670
                                                                            --------   --------
                                                NET INCOME                  $  1,477   $  1,942
                                                                            ========   ========

Basic net income per share                                                  $   0.30   $   0.41
                                                                            ========   ========
Cash dividends per share                                                    $   0.11   $   0.10
                                                                            ========   ========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

(dollars in thousands)

                                                                          Three Months Ended
                                                                               March 31
                                                                          -------------------
                                                                            2004       2003
                                                                          --------   --------
NET INCOME                                                                $  1,477   $  1,942
   Unrealized holding gains arising during period                              892        414
   Reclassification adjustment for realized gain included in net income         13        ---
                                                                          --------   --------
   Other comprehensive income before income tax expense                        905        414
   Income tax expense related to comprehensive income                         (308)      (141)
                                                                          --------   --------
OTHER COMPREHENSIVE INCOME                                                     597        273
                                                                          --------   --------
                                    COMPREHENSIVE INCOME                  $  2,074   $  2,215
                                                                          ========   ========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

                                                                             Three Months Ended
                                                                                  March 31
                                                                              2004        2003
                                                                            --------    --------
OPERATING ACTIVITIES
  Net income                                                                $  1,477    $  1,942
  Reconciliation of net income to net cash (used in) provided by operations:
            Provision for loan losses                                            240         212
            Provision for depreciation                                           368         388
            Net amortization on investment securities                            432         338
            Realized gain on sales of investment securities                      (13)        ---
            Amortization and impairment of mortgage servicing rights              55         137
            Increase in cash value of life insurance                            (105)       (117)
            Amortization of acquisition intangibles                               23          23
            Gain on sales of mortgage loans                                     (126)       (664)
            Net change in loans held for sale                                 (3,145)     (3,172)
            Decrease in accrued interest receivable                                5           9
            Increase in other assets                                          (1,603)       (854)
            Increase in accrued interest and
              other liabilities                                                1,389       2,146
                                                                            --------    --------
                  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (1,003)        388

INVESTING ACTIVITIES
Activity in available-for-sale securities
            Maturities, calls, and sales                                       9,988       5,035
            Purchases                                                        (29,259)    (25,435)
Activity in held to maturity securities
            Maturities, calls, and sales                                         ---       1,386
Net decrease in loans                                                          4,828      13,529
Purchases of equipment and premises                                             (876)       (399)
                                                                            --------    --------
                      NET CASH USED IN INVESTING ACTIVITIES                  (15,319)     (5,884)

FINANCING ACTIVITIES
  Net (decrease) increase in noninterest bearing deposits                     (7,184)        464
  Net increase in interest bearing deposits                                   11,483       2,414
  Net increase (decrease) in borrowings                                        7,108      (2,503)
  Cash dividends                                                                (541)       (478)
  Proceeds from issuance of common stock                                         377         313
  Common stock repurchased                                                       ---         (59)
                                                                            --------    --------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES             11,243         151
                                                                            --------    --------
                        DECREASE IN CASH AND CASH EQUIVALENTS                 (5,079)     (5,345)
                        Cash and cash equivalents beginning of period         31,218      54,437
                                                                            --------    --------
                      CASH AND CASH EQUIVALENTS END OF PERIOD               $ 26,139    $ 49,092
                                                                            ========    ========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2003.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

         The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,848,855 for quarter ended March 31, 2004, and 4,336,020 for the quarter ended March 31, 2003. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2003 annual report and with the unaudited consolidated financial statements and notes, as set forth on pages 3 through 8 of this report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2003. Of these significant accounting policies, the Corporation considers its policies regarding the determination of the allowance for loan losses and carrying value of servicing assets to be its most critical accounting policies.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation's 2003 Annual Report and herein.

Servicing assets are recognized when loans are sold with servicing retained. Mortgage servicing rights (MSR's) are assets which are amortized in proportion to and over the period of estimated future net servicing income. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominate characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

RESULTS OF OPERATIONS

         Net income equaled $1.48 million for the three month period ended March 31, 2004, compared to $1.94 million for the same period in 2003. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled .87% for the first three months of 2004 and 1.19% for 2003. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 8.54% through March 31, 2004 versus 12.42% for the same period in 2003.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                     Three Months Ended
                                                          March 31
                                                   ----------------------
                                                     2004         2003
                                                   ---------    ---------
INCOME STATEMENT DATA
       Net interest income                         $   5,780    $   5,941
       Provision for loan losses                         240          212
       Net income                                      1,477        1,942

PER SHARE DATA
       Net income                                       0.30         0.41
       Cash dividends                                   0.11         0.10

RATIOS
       Average primary capital to average assets       11.05%       10.37%
       Net income to average assets                      .87         1.19
       Net income to average equity                     8.54        12.42

NET INTEREST INCOME

         Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $291,000 in 2004 versus $366,000 in 2003. For analytical purposes in Tables 1 and 2, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                                        Three Months Ended
                                                    March 31, 2004                                   March 31, 2003
                                                         Tax        Average                                Tax        Average
                                          Average     Equivalent     Yield/              Average        Equivalent     Yield/
                                          Balance      Interest       Rate               Balance         Interest       Rate
                                         ----------    -------        ----              ---------         ------        ----
  INTEREST EARNING ASSETS
  Loans                                  $  423,393    $ 6,862        6.48%             $ 394,628         $7,518        7.62%
  Taxable investment securities             121,182      1,012        3.34                115,145          1,157        4.02
  Nontaxable investment securities           52,249        772        5.91                 47,962            748        6.24
  Federal funds sold                         12,585         31         .99                 31,943             92        1.15
  Other investments                           2,933         35        4.77                  2,782             43        6.18
                                         ----------    -------        ----              ---------         ------        ----
               Total Earning Assets         612,342      8,712        5.69                592,460          9,558        6.45

NONEARNING ASSETS
  Allowance for loan losses                  (6,340)                                       (5,734)
  Cash and due from banks                    28,603                                        25,789
  Premises and equipment                     15,304                                        15,466
  Accrued income and other assets            26,795                                        24,529
                                         ----------                                     ---------
                      TOTAL ASSETS       $  676,704                                     $ 652,510
                                         ==========                                     =========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits       $  121,781        163         .54              $ 116,836            307        1.05
  Savings deposits                          155,695        239         .61                138,181            383        1.11
  Time deposits                             239,960      2,028        3.38                250,721          2,446        3.90
  Borrowed funds                             21,699        240        4.42                 15,801            187        4.73
                                         ----------    -------        ----              ---------        -------        ----
   Total Interest Bearing Liabilities       539,135      2,670        1.98                521,539          3,323        2.55

  NONINTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
  Demand deposits                            59,190                                        58,429
  Other                                       9,235                                         9,988
  Shareholders' equity                       69,144                                        62,554
                                         ----------                                     ---------
  TOTAL LIABILITIES AND EQUITY           $  676,704                                     $ 652,510
                                         ==========                                     =========

  NET INTEREST INCOME (FTE)                            $ 6,042                                           $ 6,235
                                                       =======                                           =======

  NET YIELD ON INTEREST EARNING ASSETS (FTE)                          3.95%                                             4.21%
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

                                                           Quarter Ended March 31, 2004
                                                                  Compared to
                                                                 March 31, 2003
                                                            Increase (Decrease) Due to
                                                        ------------------------------------
                                                          Volume        Rate         Net
                                                        ----------   ----------   ----------
CHANGES IN INTEREST INCOME
       Loans                                            $      521   $   (1,177)  $     (656)
       Taxable investment securities                            58         (203)        (145)
       Nontaxable investment securities                         65          (41)          24
       Federal funds sold                                      (49)         (12)         (61)
       Other investments                                         2          (10)          (8)
                                                        ----------   ----------   ----------
                  Total changes in interest income             597       (1,443)        (846)
                  Total changes in interest expense             21         (674)        (653)
                                                        ----------   ----------   ----------
                  Net change in interest margin (FTE)   $      576   $     (769)  $     (193)
                                                        ==========   ==========   ==========

IBT BANCORP, INC.

TABLE 3:  SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                 Three Months Ended
                                                       March 31
                                               ------------------------
                                                  2004          2003
                                               ----------    ----------
Summary of changes in allowance
   Allowance for loan losses - January 1       $    6,204    $    5,593
   Loans charged off                                 (113)          (80)
   Recoveries of charged off loans                    166           144
                                               ----------    ----------
   Net loans recovered                                 53            64
   Provision charged to operations                    240           212
                                               ----------    ----------
   Allowance for loan losses - March 31        $    6,497    $    5,869
                                               ==========    ==========

   Allowance for loan losses as a % of loans         1.56%         1.56%
                                               ==========    ==========

NONPERFORMING LOANS

(Dollars in thousands)

                                                      March 31
                                              ------------------------
                                                 2004          2003
                                              ----------    ----------
Total amount of loans outstanding
   at the end of the period                   $  417,084    $  377,353
                                              ==========    ==========

Nonaccrual loans                              $    3,412    $    2,121
Accruing loans past due 90 days or more              923         1,865
Restructured loans                                   ---           ---
                                              ----------    ----------
                                  Total       $    4,335    $    3,986
                                              ==========    ==========
Loans classified as nonperforming as a
   % of outstanding loans                           1.04%         1.06%
                                              ==========    ==========

      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ended March 31, 2004 to the same period in 2003, fully taxable equivalent (FTE) net interest income decreased $193,000 or 3.10%. An increase of 3.4% in average interest earning assets provided $597,000 of FTE interest income. The majority of this growth was funded by an 3.2% increase in interest bearing liabilities resulting in $21,000 of additional interest expense. Overall, changes in volume resulted in a $576,000 increase in FTE interest income. The average FTE interest rate earned on assets declined by .76%, decreasing the amount of interest earned by $1.4 million. The average rate paid on deposits decreased .57%, decreasing interest expense by $674,000. The net change related to interest rate earned and paid was a $769,000 decrease in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 3.95% during 2004 versus 4.21% in 2003. The 0.26% decrease in the yield was primarily a result of loan and investment rates declining faster than deposit rates. Additionally, the Corporation's increasing reliance on higher cost interest bearing liabilities to fund asset growth continues to adversely impact net interest yields. Management expects the Corporations' reliance on these liabilities to continue. While management feels that we are at the bottom of the current interest rate cycle, net interest margin will continue to be under pressure for the remainder of 2004.

PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 60.5% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 2004 to March 31, 2003, total portfolio loans outstanding increased 1.1%. The provision for loan losses increased $28,000 to $240,000 in the first quarter of 2004 when compared to 2003. The increase in the provision for loan losses resulted from an increase in nonperforming loans of 8.8% and increased uncertainty about economic performance over the coming months. As disclosed in the Corporations 10-K, as of December 31, 2003, the Corporation experienced a decline in the overall credit quality of its outstanding agricultural loans. During the first quarter of 2004, no additional loans have been identified from those identified in 2003. As set forth in Table 3, loans classified as nonperforming were $4.3 million as of March 31, 2004, a $349,000 increase over the prior year. The allowance for loan losses as a percentage of loans equaled 1.56% in both 2004 and 2003. In management's opinion, the allowance for loan losses is adequate as of March 31, 2004.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other noninterest income. Income earned from these sources decreased $1.0 million during the three month period ending March 31, 2004, compared to the same period in 2003. The majority of the decrease in non interest income is related to a significant decrease of mortgage activity during the first quarter of 2004. Individual account changes during this period include a $203,000 decrease in income from the sale of title insurance and related services, a $538,000 decrease in gains on the sale of residential real estate mortgage loans, and a $427,000 decrease in residential mortgage servicing rights. The strong increase in non-interest income from 2003 was from mortgage related fee income. Overall, residential fixed rate mortgage activity slowed substantially during the first quarter of 2004 when compared to the first quarter of 2003. It is projected to pick up throughout the remainder of 2004, however it is not anticipated to reach the level of 2003.

      Included in other assets is $10.1 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $105,000 and $117,000 during the quarters ended March 31, 2004 and 2003, respectively, is recorded as other income. These policies earned an average rate of 4.23% and, due to their preferential tax treatment, have a taxable equivalent rate of 6.41%. These policies are placed with four different insurance companies with an S & P rating of AA+ or better.

      The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other noninterest income is a $126,000 gain from the sale of $13.6 million in mortgages during the first quarter of 2004 versus a $664,000 gain on the sale of $56.6 million in the same period in 2003.

NONINTEREST EXPENSES

      Noninterest expenses decreased $503,000 for the first three months of 2004 when compared to the same period in 2003. The largest component of noninterest expense is compensation expense, which increased $24,000 or .73%. The increase is due to additional staffing and normal merit and promotional salary increases.

      Occupancy and furniture and equipment expenses increased $112,000 or 12.3% in 2004. The majority of this increase is a result of increases in equipment and building depreciation and service contract expenses. All other operating expenses decreased $639,000 or 33.8%. The decrease is primarily related to a $675,000 decrease in charitable donations to IBT Foundation (see "Financial Instruments with Off Balance Sheet Arrangements"). Due to the overall decline in income, the Corporation did not make contributions to the IBT Foundation in the first quarter of 2004.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 2003, total assets increased $14.7 million to $678.8 million. During the first quarter of 2004, major changes in asset mix included a $5.1 million decrease in cash and cash equivalents, a $19.8 million increase in investment securities, a $3.3 million increase in mortgage loans available for sale, and a $5.1 million decrease in net loans. Deposits during this period increased $4.3 million. Interest bearing deposits increased $11.5 million and noninterest bearing deposits decreased $7.2 million, borrowed funds increased $7.1 million, and shareholders' equity increased $1.9 million.

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

      As of March 31, 2004, cash and cash equivalents as a percentage of total assets equaled 3.9%, versus 4.7% as of December 31, 2003. During the first three months of 2004, cash used by operating activities was $1.0 million, financing activity provided $11.2 million, and investing activities used $15.3 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $5.1 million decrease in cash and cash equivalents during the first three months of 2004.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $190.0 million as of March 31, 2004 and $170.0 million as of December 31, 2003. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive income, and increased approximately $1.9 million since December 31, 2003.

      There are significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 10.19% at March 31, 2004.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2004:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                               IBT Bancorp
                                       Actual
                         Required     03/31/04
                         --------     --------
Equity Capital             4.00%        14.70%
Secondary Capital*         4.00          1.25
                           ----         -----
Total Capital              8.00%        15.95%
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

Commitments to extend credit, which totaled $60 million at March 31, 2004, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2004, the Corporation had a total of $736,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of March 31, 2004 approximated $1.9 million.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filing with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. Their cash flow and their ability to service their debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrowers available cash flow to service their debt.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2004. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                       March 31, 2004                                    Fair Value
                                         ------------------------------------------------------------------------------------------
                                           2005        2006       2007        2008        2009     Thereafter   Total      03/31/04
                                         --------    --------   --------    --------    --------   ----------  --------    --------
Rate sensitive assets
  Other interest bearing assets          $  3,150    $    199        ---         ---         ---         ---   $  3,349    $  3,349
    Average interest rates                   0.90%       2.67%       ---         ---         ---         ---       3.57%
  Fixed interest rate securities         $ 43,732    $ 39,234   $ 28,450    $ 20,557    $ 10,566    $ 48,362   $190,901    $190,761
    Average interest rates                   3.64%       3.44%      3.01%       2.96%       3.28%       4.60%      3.74%
  Fixed interest rate loans              $ 93,105    $ 55,416   $ 73,921    $ 36,199    $ 39,819    $ 41,491   $339,951    $341,027
    Average interest rates                   6.68%       6.87%      7.01%       6.36%       6.72%       5.83%      6.65%
  Variable interest rate loans           $ 55,071    $  7,156   $  5,536    $  6,509    $  7,571    $  2,876   $ 84,719    $ 84,719
    Average interest rates                   5.50%       5.48%      5.57%       4.04%       5.29%       5.05%      5.35%

Rate sensitive liabilities
  Borrowed funds                         $  4,692    $     87   $  7,589    $     92    $     94    $ 12,607   $ 25,161    $ 25,689
    Average interest rates                   2.02%       4.88%      4.09%       4.88%       4.88%       4.84%      4.09%
  Savings and NOW accounts               $165,263    $ 22,231   $ 18,086    $ 14,856    $ 13,764    $ 33,132   $267,332    $267,332
    Average interest rates                   0.56%       0.32%      0.64%       0.53%       0.49%       0.32%      0.51%
  Fixed interest rate time deposits      $100,156    $ 50,533   $ 39,946    $ 31,424    $ 17,948    $  1,975   $241,982    $244,373
    Average interest rates                   2.49%       2.18%      4.36%       4.14%       3.83%       3.78%      3.06%
  Variable interest rate time deposits   $    971    $    429   $      2    $      0    $    538    $    176   $  2,116    $  2,116
    Average interest rates                   1.24%       1.24%      1.25%        ---        3.17%       2.50%      1.84%

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                         March 31, 2003                                  Fair Value
                                         ------------------------------------------------------------------------------------------
                                           2004        2005       2006        2007        2008     Thereafter   Total      03/31/03
                                         --------    --------   --------    --------    --------   ----------  --------    --------
Rate sensitive assets
  Other interest bearing assets          $ 10,850         ---        ---         ---         ---         ---   $ 10,850    $ 10,850
    Average interest rates                   1.25%        ---        ---         ---         ---         ---       1.25%
  Fixed interest rate securities         $ 28,885    $ 53,627   $ 33,453    $ 12,386    $  9,881    $ 40,503   $178,735    $178,780
    Average interest rates                   3.82%       3.67%      2.95%       3.83%       3.81%      3.94%       3.64%
  Fixed interest rate loans              $ 91,909    $ 88,755   $ 67,851    $ 26,342    $ 25,040    $ 22,205   $322,102    $323,740
    Average interest rates                   7.59%       7.53%      7.35%       7.28%       5.45%      7.01%       7.29%
  Variable interest rate loans           $ 49,235    $  9,482   $  5,463    $  3,231    $  4,415    $    923   $ 72,749    $ 72,749
    Average interest rates                   5.83%       5.87%      5.79%       5.91%       5.33%       5.21%      5.80%

Rate sensitive liabilities
  Borrowed funds                         $    718    $  1,053   $     53    $     53    $  5,053    $  8,360   $ 15,290    $ 16,057
    Average interest rates                   1.00%       5.01%      4.16%       4.16%       5.08%       5.35%      5.02%
  Savings and NOW accounts               $154,398    $ 20,257   $ 16,481    $ 13,575    $ 12,581    $ 33,631   $250,923    $250,923
    Average interest rates                   1.14%       1.09%      1.44%       1.27%       1.06%       0.84%      1.12%
  Fixed interest rate time deposits      $129,992    $ 28,992   $ 41,554    $ 26,411    $ 21,073    $    111   $248,133    $254,098
    Average interest rates                   2.92%       4.78%      5.53%       4.74%       4.48%        ---       3.90%
  Variable interest rate time deposits   $    897    $    411   $      4         ---    $    396         ---   $  1,708    $  1,708
    Average interest rates                   2.03%       2.03%       ---         ---        3.80%        ---       2.44%

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures - The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Corporation's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2004.

(b) Changes in Internal Controls - The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended March 31, 2004.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed as part of this report:

                  3(a)     Amended Articles of Incorporation (1)

                  3(b)     Amendment to the Articles of Incorporation (3)

                  3(c)     Amendment to the Articles of Incorporation (4)

                  3(d)     Amendment to the Articles of Incorporation (4)

                  3(e)     Amended Bylaws (1)

                  3(f)     Amendment to Bylaws (2)

                  3(g)     Amendment to Bylaws (3)

                  3(h)     Amendment to Bylaws (5)

                  3(i)     Amendment to Bylaws (6)

                  3(j)     Amendment to Bylaws (7)

                  31(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

                  31(b) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

                  32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

1) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 12, 1991, and incorporated herein by reference.

2) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 13, 1990, and incorporated herein by reference.

3) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

4) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein by reference.

5) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein by reference.

6) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein by reference.

7) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 24, 2003, and incorporated herein by reference.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed or required to be filed during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IBT Bancorp, Inc.

Date: April 30, 2004                        /s/ Dennis P. Angner
                                            --------------------
                                            Dennis P. Angner
                                            President and CEO

                                            /s/ Peggy L. Wheeler
                                            --------------------
                                            Peggy L. Wheeler
                                            Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO                    DESCRIPTION
----------                    -----------
  31(a)     Certification pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002 by the Chief Executive
            Officer

  31(b) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial
            Officer

  32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer