Form 10-Q
period 2004-06-30
IBT BANCORP INC /MI/
filed 2004-08-06
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended June 30, 2004

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from _____________________ to ________________________

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

            Common Stock no par value, 4,860,462 as of July 22, 2004

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
PART I FINANCIAL INFORMATION

           Item 1  Consolidated Financial Statements                      3-8

           Item 2  Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                             9-21

           Item 3  Quantitative and Qualitative
                   Disclosures About Market Risk                        22-23

           Item 4  Controls and Procedures                                 24

PART II OTHER INFORMATION

           Item 2  Changes in Securities, Use of Proceeds and
                   Issuer Purchases of Equity Securities                   24

           Item 4  Submission of Matters to a Vote of
                   Securities Holders                                      25

           Item 6  Exhibits and Reports on Form 8-K                     25-26

           Signatures                                                      27

           Exhibit Index                                                   28

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                    June 30    December 31
                                                                      2004        2003
                                                                   ---------    ---------
                                                                  (Unaudited)
ASSETS
  Cash and demand deposits due from banks                          $  28,882    $  25,918
  Federal funds sold                                                      26        5,300
                                                                   ---------    ---------
                      TOTAL CASH AND CASH EQUIVALENTS                 28,908       31,218

  Investment securities
     Securities available for sale (Amortized cost of
         $167,286 in 2004 and $166,730 in 2003)                      166,655      169,832
     Securities held to maturity (Fair value -
         $986 in 2004 and $1,349 in 2003)                                971        1,312
                                                                   ---------    ---------
                          TOTAL INVESTMENT SECURITIES                167,626      171,144

  Mortgage loans available for sale                                    1,348        4,315

  Loans (Note 3)
     Agricultural                                                     50,233       50,548
     Commercial                                                      149,981      141,312
     Real estate mortgage                                            185,714      176,828
     Installment                                                      52,591       53,171
                                                                   ---------    ---------
                                          TOTAL LOANS                438,519      421,859
  Less allowance for loan losses                                       6,573        6,204
                                                                   ---------    ---------
                                            NET LOANS                431,946      415,655
  Other assets                                                        44,179       41,747
                                                                   ---------    ---------
                                         TOTAL ASSETS              $ 674,007    $ 664,079
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
       Noninterest bearing                                         $  65,780    $  67,760
       NOW accounts                                                   99,382      117,560
       Certificates of deposit and other savings                     318,954      312,914
       Certificates of deposit over $100                              75,271       69,473
                                                                   ---------    ---------
                                       TOTAL DEPOSITS                559,387      567,707
     Other borrowed funds                                             33,732       18,053
     Accrued interest and other liabilities                           11,716        9,383
                                                                   ---------    ---------
                                    TOTAL LIABILITIES                604,835      595,143

  Shareholders' Equity
     Common stock -- no par value,
         10,000,000 shares authorized; outstanding--
          4,860,462 in 2004 (4,403,404 in 2003)                       65,641       47,491
     Retained earnings                                                 5,173       20,623
     Accumulated other comprehensive (loss) income                    (1,642)         822
                                                                   ---------    ---------
                           TOTAL SHAREHOLDERS' EQUITY                 69,172       68,936
                                                                   ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 674,007    $ 664,079
                                                                   =========    =========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands)

                                                                          Six Months Ended
                                                                               June 30
                                                                      --------------------------
                                                                         2004           2003
                                                                      -----------    -----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                        4,403,404      4,336,283
  Stock dividend                                                          440,191             --
  Issuance  of common stock                                                21,438         19,151
  Common stock repurchased                                                 (4,571)        (2,136)
                                                                      -----------    -----------
                                       BALANCE END OF PERIOD            4,860,462      4,353,298
                                                                      ===========    ===========

COMMON STOCK
  Balance at beginning of period                                      $    47,491    $    45,610
  Stock dividend                                                           17,608             --
  Issuance of common stock                                                    734            613
  Stock repurchased                                                          (192)           (77)
                                                                      -----------    -----------
                                       BALANCE END OF PERIOD               65,641         46,146

RETAINED EARNINGS
  Balance at beginning of period                                           20,623         16,299
  Net income                                                                3,232          3,898
  Stock dividend                                                          (17,608)            --
  Cash dividends ($0.22 per share in 2004 and $0.20 in 2003)               (1,074)          (956)
                                                                      -----------    -----------
                                       BALANCE END OF PERIOD                5,173         19,241

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Balance at beginning of period                                              822          1,548
  Unrealized (losses) gains on securities available for sale, net
    of income taxes and reclassification adjustment                        (2,464)           817
                                                                      -----------    -----------
                                       BALANCE END OF PERIOD               (1,642)         2,365

                                                                      -----------    -----------
                     TOTAL SHAREHOLDERS EQUITY END OF PERIOD          $    69,172    $    67,752
                                                                      ===========    ===========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands)

                                                               Three Months Ended   Six Months Ended
                                                                     June 30            June 30
                                                               -----------------   -----------------
                                                                 2004      2003      2004     2003
                                                               -------   -------   -------   -------
INTEREST INCOME
  Loans                                                        $ 6,801   $ 7,360   $13,662   $14,877
  Investment securities
    Taxable                                                      1,048     1,191     2,095     2,348
    Nontaxable                                                     538       495     1,049       989
  Federal funds sold and other                                       6        73        42       169
                                                               -------   -------   -------   -------
                                 TOTAL INTEREST INCOME           8,393     9,119    16,848    18,383
INTEREST EXPENSE
  Deposits                                                       2,291     3,034     4,721     6,170
  Federal funds purchased                                          275       204       515       391
                                                               -------   -------   -------   -------
                                TOTAL INTEREST EXPENSE           2,566     3,238     5,236     6,561
                                                               -------   -------   -------   -------
                                   NET INTEREST INCOME           5,827     5,881    11,612    11,822
Provision for loan losses                                          225       333       465       545
                                                               -------   -------   -------   -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           5,602     5,548    11,147    11,277

NONINTEREST INCOME
  Trust fees                                                       155       155       309       314
  Service charges on deposit accounts                               66        63       133       127
  Other service charges and fees                                   872       864     1,729     2,034
  Gain on sale of mortgage loans                                   155       819       281     1,483
  Title insurance revenue                                          600       756     1,011     1,369
  Other                                                            351       316       672       600
                                                               -------   -------   -------   -------
                              TOTAL NONINTEREST INCOME           2,199     2,973     4,135     5,927

NONINTEREST EXPENSES
  Compensation expense                                           3,240     3,366     6,534     6,635
  Occupancy                                                        342       363       734       734
  Furniture and equipment                                          573       574     1,205     1,114
  Other                                                          1,322     1,576     2,572     3,467
                                                               -------   -------   -------   -------
                            TOTAL NONINTEREST EXPENSES           5,477     5,879    11,045    11,950

                    INCOME BEFORE FEDERAL INCOME TAXES           2,324     2,642     4,237     5,254
Federal income taxes                                               568       686     1,005     1,356
                                                               -------   -------   -------   -------
                                            NET INCOME         $ 1,756   $ 1,956   $ 3,232   $ 3,898
                                                               =======   =======   =======   =======

Basic net income per share                                     $  0.36   $  0.41   $  0.67   $  0.82
                                                               =======   =======   =======   =======

Cash dividends per share                                       $  0.11   $  0.10   $  0.22   $  0.20
                                                               =======   =======   =======   =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(dollars in thousands)

                                                                   Three Months Ended     Six Months Ended
                                                                        June 30                June 30
                                                                   ------------------    ------------------
                                                                     2004       2003      2004       2003
                                                                   -------    -------    -------    -------
NET INCOME                                                         $ 1,756    $ 1,956    $ 3,232    $ 3,898
Other comprehensive (loss) income before income taxes:
  Unrealized (losses) gains on available-for-sale securities:
     Unrealized holding (losses) gains arising during period        (4,577)       824     (3,659)     1,238
     Reclassification adjustment for realized gains
         Included in net income                                        (61)        --        (74)        --
                                                                   -------    -------    -------    -------
Other comprehensive (loss) income before
         Income taxes                                               (4,638)       824     (3,733)     1,238
Income tax benefit (expense) related to other
         comprehensive income                                        1,577       (280)     1,269       (421)
                                                                   -------    -------    -------    -------
OTHER COMPREHENSIVE (LOSS) INCOME                                   (3,061)       544     (2,464)       817
                                                                   -------    -------    -------    -------
                                     COMPREHENSIVE (LOSS) INCOME   $(1,305)   $ 2,500    $   768    $ 4,715
                                                                   =======    =======    =======    =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

                                                                        Six Months Ended
                                                                            June 30
                                                                      ---------------------
                                                                        2004         2003
                                                                      --------     --------
OPERATING ACTIVITIES
 Net income                                                           $  3,232     $  3,898
 Adjustments to reconcile net income to cash provided by
   operations:
     Provision for loan losses                                             465          545
     Depreciation                                                          730          772
     Net amortization of securities                                        886          734
     Realized gain on sales of investment securities                       (74)          --
     Amortization and impairment of mortgage servicing rights              232          706
     Increase in cash value of life insurance                             (212)        (235)
     Amortization of intangibles                                            47           47
     Gain on sales of mortgage loans                                      (281)      (1,483)
     Net change in loans held for sale                                   3,248        1,614
     Decrease in interest receivable                                       598          237
     Increase in other assets                                             (462)      (1,670)
     Increase in accrued interest and other expenses                     2,333        2,324
                                                                      --------     --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES           10,742        7,489

INVESTING ACTIVITIES
Activity in available-for-sale securities
    Maturities, calls, and sales                                        44,852       13,975
    Purchases                                                          (45,879)     (46,428)
Activity in held to maturity securities
    Maturities, calls, and sales                                            --          570
Net (increase) decrease in loans                                       (16,756)       4,827
Purchases of equipment and premises                                     (2,096)      (1,173)
                                                                      --------     --------
                        NET CASH USED BY INVESTING ACTIVITIES          (19,879)     (28,229)

FINANCING ACTIVITIES
Net (decrease) increase in noninterest bearing deposits                 (1,980)       7,125
Net decrease in interest bearing deposits                               (6,340)      (1,270)
Net increase (decrease) in other borrowed funds                         15,679         (502)
Cash dividends                                                          (1,074)        (956)
Proceeds from the issuance of common stock                                 734          613
Common stock repurchased                                                  (192)         (77)
                                                                      --------     --------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES            6,827        4,933
                                                                      --------     --------
                        DECREASE IN CASH AND CASH EQUIVALENTS           (2,310)     (15,807)
             Cash and cash equivalents at beginning of period           31,218       54,437
                                                                      --------     --------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 28,908     $ 38,630
                                                                      ========     ========

See notes to consolidated financial statements

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2003.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding as adjusted for the 10% stock dividend paid February 19, 2004, were 4,852,017 and 4,784,661 for the six month periods ending June 30, 2004 and 2003, respectively. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3 RECLASSIFICATION OF LOANS

During June 2004, management of the Corporation became aware of the fact that various loan category amounts as of December 31, 2003 should be reclassified for consistency with the June 30, 2004 consolidated balance sheet presentation as follows:

                            December 31, 2003
                           as               as
  Loan Category       Reclassified  Originally Reported
  -------------       ------------  -------------------
Agricultural           $   50,548       $  50,548
Commercial                141,312         149,931
Real estate mortgage      176,828         157,598
Installment                53,171          63,782
                       ----------       ---------
                       $  421,859       $ 421,859
                       ==========       =========

The reclassifications have no effect on total loans or any other financial statement measure as of December 31, 2003 or for the year then ended.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2003 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 8 of this report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2003. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and carrying value of servicing assets to be its most critical accounting policies.

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

                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS

Net income equaled $3.23 million for the six month period ended June 30, 2004 versus $3.90 million in 2003. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was .95% for the first six months of 2004 and 1.19% in 2003. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 9.29% through June 30, 2004 versus 12.19% for the same period in 2003.

SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                     Six Months Ended
                                                          June 30
                                                  ------------------------
                                                     2004          2003
                                                  ----------    ----------
INCOME STATEMENT DATA
      Net interest income                         $   11,612    $   11,822
      Provision for loan losses                          465           545
      Net income                                       3,232         3,898
PER SHARE DATA
      Net income per common share                       0.67          0.82
      Cash dividends per common share                   0.22          0.20
RATIOS
      Average primary capital to average assets        11.11%        10.56%
      Net income to average assets                       .95          1.19
      Net income to average equity                      9.29         12.19

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $610,000 in 2004 versus $ 897,000 in 2003. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                                        Six Months Ended
                                                         June 30, 2004                   June 30, 2003
                                                              Tax      Average                 Tax       Average
                                              Average      Equivalent  Yield/    Average    Equivalent   Yield/
                                              Balance       Interest    Rate     Balance     Interest     Rate
                                             ---------     ----------  -------  ---------   ----------   -------
INTEREST EARNING ASSETS
Loans                                        $ 426,782     $  13,662    6.40%   $ 392,870   $  14,879      7.57%
Taxable investment securities                  125,027         2,016    3.22      121,825       2,296      3.77
Nontaxable investment securities                53,928         1,683    6.24       48,161       1,590      6.60
Federal funds sold + int. bearing deposits       7,041            42    1.19       28,515         169      1.19
Other investments                                2,845            78    5.48        2,817          52      3.69
                                             ---------     ---------    ----    ---------   ---------      ----
                   Total Earning Assets        615,623        17,481    5.68      594,188      18,986      6.39

NONEARNING ASSETS
Allowance for loan losses                       (6,465)                            (5,855)
Cash and due from banks                         26,938                             26,399
Premises and equipment                          16,447                             15,444
Accrued income and other assets                 25,372                             24,740
                                             ---------                          ---------
                           TOTAL ASSETS      $ 677,915                          $ 654,916
                                             =========                          =========

INTEREST BEARING LIABILITIES
Interest bearing demand deposits             $ 113,446           273    0.48    $ 113,568         590      1.04
Savings deposits                               155,900           436    0.56      140,082         752      1.07
Time deposits                                  240,640         4,012    3.33      251,508       4,827      3.84
Borrowed funds                                  27,093           515    3.80       16,029         391      4.88
                                             ---------     ---------    ----    ---------   ---------      ----
     Total Interest Bearing Liabilities        537,079         5,236    1.95      521,187       6,560      2.52

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
Demand deposits                                 60,957                             59,226
Other                                           10,321                             10,573
Shareholders' equity                            69,558                             63,930
                                             ---------                          ---------
           TOTAL LIABILITIES AND EQUITY      $ 677,915                          $ 654,916
                                             =========                          =========
                                                           ---------                        ---------
NET INTEREST INCOME (FTE)                                  $  12,245                        $  12,426
                                                           =========                        =========
                                                                        ----                               ----
NET YIELD ON INTEREST EARNING ASSETS (FTE)                              3.98%                              4.18%
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

                                                  Six Month Period Ended June 30, 2004
                                                              Compared to
                                                  Six Month Period Ended June 30, 2003
                                                       Increase (Decrease) Due to
                                                 -------------------------------------
                                                  Volume         Rate            Net
                                                 -------       -------         -------
CHANGES IN INTEREST INCOME
    Loans                                        $ 1,213       $(2,430)        $(1,217)
    Taxable investment securities                     59          (339)           (280)
    Nontaxable investment securities                 183           (90)             93
    Federal funds sold + int. bearing deposits      (128)            1            (127)
    Other investments                                  1            25              26
                                                 -------       -------         -------
         Total changes in interest income          1,328        (2,833)         (1,505)
        Total changes in interest expense             99        (1,423)         (1,324)
                                                 -------       -------         -------
      NET CHANGE IN INTEREST MARGINS (FTE)       $ 1,229       $(1,410)        $  (181)
                                                 =======       =======         =======

As shown in Tables number 1 and 2, when comparing the six month period ending June 30, 2004 to the same period in 2003, fully taxable equivalent (FTE) net interest income decreased $181,000 or 1.46%. An increase of 3.6% in average interest earning assets provided $1.3 million of FTE interest income. The majority of this growth was funded by a 3% increase in interest bearing liabilities, resulting in $99,000 of additional interest expense. Overall, changes in volume resulted in $1.2 million of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.71%, while the amount of interest earned as a result of changes in rate decreased $2.8 million. The average rate paid on deposits decreased by 0.57%, decreasing interest expense by $1.4 million. The net change related to interest rates earned and paid was a $1.4 million decrease in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 3.98 % during the first six months of 2004 versus 4.18% for the same period in 2003. The 0.20% decrease in the FTE interest margin was primarily a result of the average rate earned on earning assets declining faster than the average rate paid on interest bearing liabilities.

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

Comparing the year to date period of June 30, 2004 to June 30, 2003, the provision for loan losses was decreased $80,000 to $465,000. Year to date 2004, the Corporation had net charge-offs of $96,000 in 2004 versus $94,000 in 2003. Loans classified as nonperforming were 0.62% of loans as of June 30, 2004 versus 1.27% for June 30, 2003. The Corporation's peer group, which includes 255 holding companies with assets between $500 million and $1.0 billion, had a nonperforming loans to total loans ratio of 0.68% as of March 31, 2004. As of June 30, 2004, the allowance for loan losses as a percentage of loans equaled 1.50%. In management's opinion, the allowance for loan losses is adequate as of June 30, 2004.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars in Thousands)

                                                   Six Months Ended
                                                       June 30
                                               -----------------------
                                                 2004          2003
                                               ---------     ---------
Summary of changes in allowance
   Allowance for loan losses - January 1       $   6,204     $   5,593
   Loans charged off                                (374)         (296)
   Recoveries of charged off loans                   278           202
                                               ---------     ---------
   Net loans charged off                             (96)          (94)
   Provision charged to operations                   465           545
                                               ---------     ---------
   ALLOWANCE FOR LOAN LOSSES - JUNE 30         $   6,573     $   6,044
                                               =========     =========

   ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS        1.50%         1.57%
                                               =========     =========

NONPERFORMING LOANS
(Dollars in thousands)

                                                       June 30
                                               -----------------------
                                                 2004          2003
                                               ---------     ---------
Total amount of loans outstanding for
   the period                                  $ 438,519     $ 386,167
                                               =========     =========

Nonaccrual loans                               $   1,756     $   1,724
Accruing loans past due 90 days or more              968         3,181
                                               ---------     ---------
                                    Total      $   2,724     $   4,905
                                               =========     =========

Loans classified as nonperforming as a
   % of outstanding loans                           0.62%         1.27%
                                               =========     =========

      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Income earned from these sources decreased $1.8 million during the first six months of 2004 when compared to the same period in 2003. The majority of the decrease in noninterest income is related to a significant decrease in mortgage activity which slowed substantially during 2004 when compared to the first six months of 2003 causing a decrease in mortgage related fee income. Significant individual account changes during this period include a $358,000 decrease from the sale of title insurance and related services, a $1.2 million decrease in gains on the sale of mortgage loans, a $533,000 decrease in residential mortgage servicing income offset by a $260,000 increase in overdraft charges. Activity is projected to pick up throughout the remainder of 2004; however, it is not anticipated to reach the level of 2003.

Included in other assets is $10.2 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $212,000 and $235,000 during the six month periods ended June 30, 2004 and 2003, respectively, is recorded as other income. These policies earned an average rate of 4.22% and, due to their preferential tax treatment, have a taxable equivalent rate of 6.40%. These policies are placed with four different insurance companies with an S & P rating of AA+ or better.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other noninterest income is a $281,000 gain from the sale of $22.9 million in mortgages during the first six months of 2004 versus a $1.5 million gain on the sale of $140.1 million in mortgages for the same period in 2003.

NONINTEREST EXPENSES

Noninterest expenses decreased $905,000 or 7.6% during the first six months of 2004 when compared to 2003. The largest component of noninterest expense is compensation expense, which decreased $101,000 or 1.5%. While there were normal merit and promotional salary increases, the net decrease is related to the reduction in compensation related to the decline in mortgage loan activity.

Occupancy and furniture and equipment expenses increased $91,000 or 4.9% in 2004. The majority of this increase is related to equipment depreciation, service contracts, and property tax expense. Other expenses decreased by $895,000 or 25.8%. The decrease is primarily related to a $1.3 million decrease in charitable donations to IBT Foundation (see "Financial Instruments with Off Balance Sheet Arrangements"). Due to the overall decline in income, the Corporation did not make contributions to the IBT Foundation in the first six months of 2004.

                      QUARTER ENDED JUNE 30, 2004 AND 2003

RESULTS OF OPERATIONS

Net income equaled $1.76 million for the second quarter in 2004 versus $1.96 million in 2003. Return on average assets equaled 1.03% for the second quarter of 2004 versus 1.19% for the same period in 2003. Return on average equity equaled 10.04% for the second quarter in 2004, versus 11.98% for the second quarter in 2003.

SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

                                                    Three Months Ended
                                                         June 30
                                                  ----------------------
                                                    2004          2003
                                                  ---------    ---------
INCOME STATEMENT DATA
      Net interest income                         $   5,827    $   5,881
      Provision for loan losses                         225          333
      Net income                                      1,756        1,956

PER SHARE DATA
      Net income per common share                 $    0.36    $    0.41
      Cash dividend per common share                   0.11         0.10

RATIOS
      Average primary capital to average assets       11.11%       10.75%
      Net income to average assets                     1.03         1.19
      Net income to average equity                    10.04        11.98

NET INTEREST INCOME

When comparing the second quarter of 2004 to 2003, net FTE interest income increased $67,000. An increase of 3.9% in interest earning assets provided $723,000 of FTE interest income. The asset growth was funded primarily by a 2.7% increase in interest bearing liabilities, resulting in $75,000 of increased interest expense. Overall, increased volume resulted in $648,000 of additional FTE interest income. During the second quarter of 2004, the average FTE interest rate earned on assets decreased by 0.62% and the average rate paid on deposits and borrowed funds decreased by 0.57%. The changes in interest rates earned and paid resulted in a $581,000 decrease in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.11% to 4.01% when comparing the second quarter of 2004 to the same period in 2003. The primary factor for the decrease was the average rate earned on earning assets declining faster than the average rate paid on interest bearing liabilities.

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

                                                                        Quarter Ended
                                                       June 30, 2004                     June 30, 2003
                                                             Tax      Average                  Tax       Average
                                              Average     Equivalent  Yield/     Average    Equivalent   Yield/
                                              Balance      Interest    Rate      Balance     Interest     Rate
                                             ---------    ----------  -------   ---------   ----------   -------
INTEREST EARNING ASSETS
  Loans                                      $ 430,171    $    6,800    6.32%   $ 391,112   $    7,361     7.53%
  Taxable investment securities                128,872         1,014    3.15      128,505        1,139     3.55
  Nontaxable investment securities              55,607           911    6.55       48,360          792     6.55
  Federal funds sold + Int. bearing deposits     1,497             6    1.60       25,087           77     1.23
  Other                                          2,757            43    6.24        2,852            9     1.26
                                             ---------    ----------    ----    ---------   ----------     ----
                  Total Earning Assets         618,904         8,774    5.67      595,916        9,378     6.29

  NONEARNING ASSETS
  Allowance for loan losses                     (6,590)                            (5,976)
  Cash and due from banks                       25,273                             27,009
  Premises and equipment                        17,590                             15,422
  Accrued income and other assets               23,949                             24,951
                                             ---------                          ---------
                          TOTAL ASSETS       $ 679,126                          $ 657,322
                                             =========                          =========

  INTEREST BEARING LIABILITIES
  Interest bearing demand deposits           $ 105,111           110    0.42    $ 110,300          283     1.03
  Savings deposits                             156,105           197    0.50      141,983          369     1.04
  Time deposits                                241,320         1,984    3.29      252,295        2,381     3.77
  Borrowed funds                                32,487           275    3.39       16,257          204     5.02
                                             ---------    ----------    ----    ---------   ----------     ----
    Total Interest Bearing Liabilities         535,023         2,566    1.92      520,835        3,237     2.49

  NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS EQUITY
  Demand deposits                               62,724                             60,023
  Other                                         11,407                             11,158
  Shareholders' equity                          69,972                             65,306
                                             ---------                          ---------
          TOTAL LIABILITIES AND EQUITY       $ 679,126                          $ 657,322
                                             =========                          =========
                                                          ----------                        ----------
  NET INTEREST INCOME (FTE)                               $    6,208                        $    6,141
                                                          ==========                        ==========
                                                                        ----                               ----
  NET YIELD ON INTEREST EARNING ASSETS (FTE)                            4.01%                              4.12%
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

                                               Quarter Ended June 30, 2004
                                                      Compared to
                                                     June 30, 2003
                                               Increase (Decrease) Due to
                                              -----------------------------
                                               Volume     Rate        Net
                                              --------   -------    -------
CHANGES IN INTEREST INCOME
Loans                                         $   690    $(1,251)   $  (561)
Taxable investment securities                       3       (128)      (125)
Nontaxable investment securities                  119          0        119
Federal funds sold + int. bearing deposits        (89)        18        (71)
Other                                               0         34         34
                                              -------    -------    -------
Total changes in interest income                  723     (1,327)      (604)
Total changes in interest expense                  75       (746)      (671)
                                              -------    -------    -------
Net Change in Interest Margin (FTE)           $   648    $  (581)   $    67
                                              =======    =======    =======

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 2004 was $225,000 versus $333,000 in 2003. During the second quarter of 2004 the Corporation had net charge-offs of $149,000 versus $158,000 during the same period of 2003. The allowance for loan losses as a percent of loans was 1.50% as of June 30, 2004, a 0.07% decrease since June 30, 2003.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 2004, when compared to the same period in 2003, decreased $774,000 or 26.0%. The most significant changes were a $156,000 decrease from the sale of title insurance and related services, and a $664,000 decrease in gains on the sale of mortgage loans.

NONINTEREST EXPENSES

Noninterest expenses decreased $402,000 or 6.8% during the second quarter of 2004 when compared to 2003. Noninterest expense includes compensation expense, occupancy, and other operating expenses. The largest component of noninterest expense is compensation expense, which decreased $126,000 or 3.7%. While there were normal merit and promotional salary increases, the net decrease is related to the reduction in compensation related to the decline in mortgage loan activity.

Occupancy and furniture and equipment expenses decreased $22,000 or 2.4%. Other operating expenses decreased $254,000 or 16.1%. The most significant change includes a $596,000 decrease in charitable donation expense (through the IBT Foundation) offset by minor increases in numerous other expense items. For additional information regarding the donation expense, please see page 15 under the caption Noninterest Expense.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2003, total assets increased $9.9 million to $674 million. As of June 30, 2004, total loans increased $16.7 million, cash and demand deposits due from banks increased $3.0 million, federal funds sold decreased $5.3 million, and investment securities decreased $3.5 million when compared to December 31, 2003. Deposits during this period decreased $8.3 million, borrowed funds increased $15.7 million and shareholders' equity increased $236,000.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of June 30, 2004, cash and cash equivalents as a percentage of total assets equaled 4.3%, versus 4.7% as of December 31, 2003. During the first six months of 2004, $10.7 million in net cash was provided from operations and $6.8 million was provided from financing activities. Investing activities used $19.9 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $2.3 million decrease in cash and cash equivalents during the first six months of 2004.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $166.7 million as of June 30, 2004 and $169.8 million as of December 31, 2003. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive loss; and increased approximately $236,000 since December 31, 2003. Accumulated other comprehensive loss increased $2.5 million due to unrealized depreciation in available-for-sale securities during 2004.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 10.57% as of June 30, 2004.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2004:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                       IBT Bancorp
                      June 30, 2004
                    Required    Actual
                    --------    ------
Equity Capital        4.00%     15.14%
Secondary Capital*    4.00       1.25
                     -----      -----
Total Capital         8.00%     16.39%
                     =====      =====

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

Commitments to extend credit, which totaled $63 million at June 30, 2004, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2004, the Corporation had a total of $911,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of June 30, 2004 approximated $1.9 million.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2004. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                   June 30, 2004                                  Fair Value
                                        ------------------------------------------------------------------------------------
                                          2005       2006      2007      2008     2009     Thereafter    Total     06/30/04
                                        --------   -------   -------   -------   -------   ----------  --------   ----------
Rate sensitive assets
  Other interest bearing assets              ---   $   199       ---       ---       ---        ---    $    199   $     199
    Average interest rates                  0.90%     2.67%      ---       ---       ---        ---        3.57%
  Fixed interest rate securities        $ 20,552   $31,031   $27,191   $25,750   $12,747    $50,355    $167,626   $ 167,641
    Average interest rates                  2.84%     2.32%     2.62%     2.74%     3.16%      3.91%       3.19%
  Fixed interest rate loans             $ 93,654   $62,346   $79,002   $39,638   $52,075    $23,720    $350,435   $ 347,973
    Average interest rates                  6.67%     7.05%     5.98%     6.45%     5.79%      5.02%       6.31%
  Variable interest rate loans          $ 43,552   $ 9,121   $13,325   $ 8,747   $11,359    $ 3,328    $ 89,432   $  89,432
    Average interest rates                  5.61%     4.39%     4.28%     5.13%     4.98%      5.59%       5.16%

Rate sensitive liabilities
  Borrowed funds                        $ 17,464   $    87   $ 9,589   $    92   $    34    $ 6,466    $ 33,732   $  31,621
    Average interest rates                  1.48%     4.88%     3.99%     4.88%     4.88%      9.43%       3.74%
  Savings and NOW accounts              $150,453   $22,626   $18,408   $13,395   $10,003    $30,365    $245,250   $ 245,250
    Average interest rates                  0.51%     0.32%     0.63%     0.55%     0.56%      0.32%       0.48%
  Fixed interest rate time deposits     $121,003   $35,205   $40,115   $30,761   $17,009    $   874    $244,967   $ 237,575
    Average interest rates                  2.38%     4.27%     4.20%     3.93%     3.14%      6.19%       3.21%
  Variable interest rate time deposits  $    949   $ 2,030   $     0   $   305   $   106    $     0    $  3,390   $   3,390
    Average interest rates                  1.28%     2.05%      ---      4.21%     8.00%       ---        2.21%

Quantitative Disclosures of Market Risk

                                                                   June 30, 2003                                  Fair Value
                                        ------------------------------------------------------------------------------------
                                          2004       2005      2006      2007     2008     Thereafter    Total     06/30/03
                                        --------   -------   -------   -------   -------   ----------  --------   ----------
Rate sensitive assets
  Other interest bearing assets         $  4,650       ---       ---       ---       ---        ---    $  4,650   $   4,650
    Average interest rates                  1.25%      ---       ---       ---       ---        ---        1.25%
  Fixed interest rate securities        $ 25,647   $54,645   $35,438   $16,389   $10,718    $49,194    $192,031   $ 192,088
    Average interest rates                  3.75%     3.61%     2.95%     3.13%     3.52%      3.81%       3.51%
  Fixed interest rate loans             $ 90,415   $85,887   $62,757   $25,205   $30,166    $23,317    $317,747   $ 319,610
    Average interest rates                  6.99%     7.20%     6.77%     6.32%     6.50%      7.95%       6.97%
  Variable interest rate loans          $ 58,906   $ 7,077   $ 5,739   $ 3,363   $ 5,772    $   824    $ 81,681   $  81,681
    Average interest rates                  5.66%     5.62%     5.91%     5.67%     5.33%     12.08%       5.72%

Rate sensitive liabilities
  Borrowed funds                        $    733   $ 1,077   $ 5,081   $    85   $    89    $10,226    $ 17,291   $  18,194
    Average interest rates                  1.13%     5.01%     5.07%     4.62%     4.65%      5.05%       4.88%
  Savings and NOW accounts              $151,634   $20,007   $16,276   $13,439   $12,461    $33,681    $247,498   $ 247,498
    Average interest rates                  1.07%     0.98%     1.36%     1.24%     0.81%      0.72%       1.03%
  Fixed interest rate time deposits     $126,141   $34,786   $39,339   $29,141   $18,021    $   122    $247,550   $ 253,784
    Average interest rates                  2.61%     4.80%     5.11%     4.53%     4.32%      7.98%       3.67%
  Variable interest rate time deposits  $    938   $   527       ---   $    23      $544        ---    $  2,032   $   2,032
    Average interest rates                  1.34%     1.34%      ---      2.27%     2.27%       ---        1.89%

      ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures - The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Corporation's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2004.

(b) Changes in Internal Controls - The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the period that ended June 30, 2004.

                           PART II - OTHER INFORMATION

      ITEM 2 CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The following table shows information relating to the repurchase of shares of IBT Bancorp, Inc. Common Stock during the three months ended June 30, 2004:

                                           Total Number        Maximum
                                            of Shares          Number
                                           Purchased as       of Shares
                                         Part of Publicly  that May Yet be
              Total Number     Average      Announced      Purchased Under
               of Shares     Price Paid      Plans or       The Plans or
              Purchased (1)   Per Share      Programs         Programs
April 1 - 30      4,571        42.00          - 0 -             - 0 -
May 1 - 31        - 0 -        - 0 -          - 0 -             - 0 -
June 1 - 30       - 0 -        - 0 -          - 0 -             - 0 -
                  -----        -----          -----             -----
Total             4,571        42.00          - 0 -             - 0 -
                  =====        =====

(1) All shares re-purchased in the second quarter of 2004, were re-purchased pursuant to the right of first refusal on shares issued in conjunction with the IBT Bancorp Deferred Director Fee program.

      ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          The registrant's annual meeting of shareholders was held on April 27, 2004. At the meeting the shareholders voted upon the following matters:

          Election of Directors to terms ending 2007:

                             For       Withheld
                          ---------    --------
James C. Fabiano          3,456,577     64,450
David W. Hole             3,489,441     31,586
Dale D. Weburg            3,459,453     61,574

      ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                The following exhibits are filed as part of this report:

                      3(a)    Amended Articles of Incorporation (1)

                      3(b)    Amendment to the Articles of Incorporation (2)

                      3(c)    Amendment to the Articles of Incorporation (3)

                      3(d)    Amendment to the Articles of Incorporation (3)

                      3(e)    Amended and Restated Bylaws

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

          (b)   Reports on Form 8-K

                The following Forms 8-K were filed during the three month period ended June 30, 2004:

                On May 13, 2004, the Corporation filed a Form 8-K to disclose that the Corporation had issued a press release to announce the Corporation's first quarter earnings.

                On May 17, 2004, the Corporation filed a Form 8-K to disclose that the Corporation had issued a press release to announce the holding of the annual shareholders meeting for the Corporation.

                On June 2, 2004, the Corporation filed a Form 8-K to disclose that the Corporation had issued a press release to announce the appointment of a new director for the Board of Directors of Isabella Bank and Trust a wholly-owned subsidiary of the Corporation.

                On June 14, 2004, the Corporation filed a Form 8-K to disclose that the Corporation had issued a press release to announce the retirement of a director and the appointment of a new director for the Board of Directors of the Corporation.

                On June 20, 2004, the Corporation filed a Form 8-K to disclose that the Corporation had issued a press release to announce that a new Chairman had been appointed for the Board of Directors of the Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IBT Bancorp, Inc.

Date: August 4, 2004         /s/ Dennis P. Angner
                             --------------------
                             Dennis P. Angner
                             President and CEO

                             /s/  Peggy L. Wheeler
                             ---------------------
                             Peggy L. Wheeler
                             Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.                        DESCRIPTION
3(e)            Amended and Restated Bylaws

31(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31(b) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32              Section 1350 Certification of Chief Executive Officer and Chief
                Financial Officer