Form 10-Q
period 2004-09-30
IBT BANCORP INC /MI/
filed 2004-11-03
CIK 842517

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the quarterly period ended September 30, 2004
                                       or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.
For the transition period from ___________________ to _________________________

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

           Common Stock no par value, 4,870,684 as of October 22, 2004

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
Part I   FINANCIAL INFORMATION

          Item 1    Consolidated Financial Statements and Notes         3-9

          Item 2      Management's Discussion and                      9-22
                            Analysis of Financial Condition
                            and Results of Operations

          Item 3      Quantitative and Qualitative                    22-24
                            Disclosures About Market Risk

          Item 4     Controls and Procedures                             25

Part II  OTHER INFORMATION

          Item 6      Exhibits                                           25

          Signatures                                                     26

          Exhibit Index                                                  27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                    September 30     December 31
(dollars in thousands)                                                  2004            2003
                                                                    ------------     -----------
                                                                     (Unaudited)
ASSETS
  Cash and demand deposits due from banks                             $  18,019       $  25,918
  Federal funds sold                                                         26           5,300
                                                                      ---------       ---------
                               CASH AND CASH EQUIVALENTS                 18,045          31,218
  Investment securities
     Securities available for sale  (amortized cost of
        $157,144 in 2004 and $166,730 in 2003)                          158,593         169,832
     Securities held to maturity (fair value --
        $575 in 2004 and $1,349 in 2003)                                    570           1,312
                                                                      ---------       ---------
                               TOTAL INVESTMENT SECURITIES              159,163         171,144

  Mortgage loans available for sale                                       1,083           4,315

  Loans (Note 3)
     Agricultural                                                        49,860          50,548
     Commercial                                                         154,683         141,312
     Residential real estate mortgage                                   187,984         176,828
     Installment                                                         52,902          53,171
                                                                      ---------       ---------
                                              TOTAL LOANS               445,429         421,859
  Less allowance for loan losses                                          6,674           6,204
                                                                      ---------       ---------
                                                NET LOANS               438,755         415,655
  Other assets                                                           45,225          41,747
                                                                      ---------       ---------
                                             TOTAL ASSETS             $ 662,271       $ 664,079
                                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
     Noninterest bearing                                              $  69,406       $  67,760
     NOW accounts                                                        95,726         117,560
     Certificates of deposit and other savings                          321,924         312,914
     Certificates of deposit over $100                                   69,963          69,473
                                                                      ---------       ---------
                                           TOTAL DEPOSITS               557,019         567,707
  Other borrowed funds                                                   22,986          18,053
  Accrued interest and other liabilities                                 10,147           9,383
                                                                      ---------       ---------
                                        TOTAL LIABILITIES               590,152         595,143
  Shareholders' Equity
     Common stock -- no par value
        10,000,000 shares authorized; outstanding --
        4,870,684 in 2004 (4,403,404 in 2003)                            66,001          47,491
     Retained earnings                                                    6,387          20,623
     Accumulated other comprehensive (loss) income                         (269)            822
                                                                      ---------       ---------
                                   TOTAL SHAREHOLDERS' EQUITY            72,119          68,936
                                                                      ---------       ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 662,271       $ 664,079
                                                                      =========       =========

See notes to consolidated financial statements.

IBT BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                          Nine Months Ended
                                                                            September 30
                                                                    -----------------------------
(dollars in thousands)                                                 2004              2003
                                                                    -----------       -----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                      4,403,404         4,336,283
  Stock dividend                                                        440,191               ---
  Issuance of common stock                                               31,660            45,158
  Common stock repurchased                                               (4,571)           (3,386)
                                                                    -----------       -----------
                                         BALANCE END OF PERIOD        4,870,684         4,378,055
                                                                    ===========       ===========

COMMON STOCK
  Balance at beginning of period                                    $    47,491       $    45,610
  Stock dividend                                                         17,608               ---
  Issuance of common stock                                                1,094             1,146
  Stock repurchased                                                        (192)             (127)
                                                                    -----------       -----------
                                         BALANCE END OF PERIOD           66,001            46,629
RETAINED EARNINGS
  Balance at beginning of period                                         20,623            16,299
  Net income                                                              4,981             5,983
  Stock dividend                                                        (17,608)              ---
  Cash dividends ($0.33 per share
    in 2004 and $0.30 in 2003)                                           (1,609)           (1,436)
                                                                    -----------       -----------
                                         BALANCE END OF PERIOD            6,387            20,846

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Balance at beginning of period                                            822             1,548
  Unrealized losses on securities available for sale,
  net of income taxes and reclassification adjustment                    (1,091)             (607)
                                                                    -----------       -----------
                                         BALANCE END OF PERIOD             (269)              941
                                                                    -----------       -----------

                      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD      $    72,119       $    68,416
                                                                    ===========       ===========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(dollars in thousands, except per share data)

                                                                       Three Months Ended    Nine Months Ended
                                                                       September 30              September 30
                                                                   --------------------      --------------------
                                                                     2004         2003        2004         2003
                                                                   --------------------      --------------------
INTEREST INCOME
  Loans                                                            $ 7,002      $ 7,321      $20,664      $22,198
  Investment securities
     Taxable                                                           847        1,194        2,870        3,542
     Nontaxable                                                        523          509        1,572        1,498
  Federal funds sold and other                                          43           11          157          180
                                                                   -------      -------      -------      -------
                                       TOTAL INTEREST INCOME         8,415        9,035       25,263       27,418
INTEREST EXPENSES
  Deposits                                                           2,301        2,846        7,022        9,016
  Federal funds purchased and other borrowing                          261          224          776          615
                                                                   -------      -------      -------      -------
                                      TOTAL INTEREST EXPENSE         2,562        3,070        7,798        9,631
                                                                   -------      -------      -------      -------
                                         NET INTEREST INCOME         5,853        5,965       17,465       17,787
Provision for loan losses                                              120          222          585          767
                                                                   -------      -------      -------      -------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                5,733        5,743       16,880       17,020

NONINTEREST INCOME
  Trust fees                                                           189          146          499          460
  Service charges on deposit accounts                                   61           62          194          189
  Other service charges and fees                                       950        1,113        2,679        3,147
  Gain on sale of mortgage loans                                       111          481          391        1,964
  Title insurance revenue                                              511          758        1,522        2,127
  Net realized gain on securities available for sale                    15           15           90           15
  Other                                                                226          316          823          916
                                                                   -------      -------      -------      -------
                                    TOTAL NONINTEREST INCOME         2,063        2,891        6,198        8,818
NONINTEREST EXPENSES
  Compensation                                                       3,289        3,528        9,823        9,888
  Occupancy                                                            375          398        1,109        1,132
  Furniture and equipment                                              607          855        1,812        1,969
  Amortization of acquisition intangibles                               23           23           70           70
  Other                                                              1,208        1,005        3,733        4,700
                                                                   -------      -------      -------      -------
                                  TOTAL NONINTEREST EXPENSES         5,502        5,809       16,547       17,759

                          INCOME BEFORE FEDERAL INCOME TAXES         2,294        2,825        6,531        8,079
  Federal income taxes                                                 545          740        1,550        2,096
                                                                   -------      -------      -------      -------
                                                  NET INCOME       $ 1,749      $ 2,085      $ 4,981      $ 5,983
                                                                   =======      =======      =======      =======
Basic net income per share                                         $  0.36      $  0.43      $  1.03      $  1.25
                                                                   =======      =======      =======      =======

Cash dividends per share                                           $  0.11      $  0.10      $  0.33      $  0.30
                                                                   =======      =======      =======      =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30                 September 30
                                                                      ---------------------       ---------------------
                                                                        2004         2003           2004         2003
                                                                      ---------------------       ---------------------
NET INCOME                                                            $ 1,749       $ 2,085       $ 4,981       $ 5,983
Other comprehensive income (loss) before income taxes
  Unrealized gains (losses) on available-for-sale securities:
         Unrealized holding gains (losses) arising during period        2,095        (2,143)       (1,563)         (906)
         Reclassification adjustment for realized
           gains included in net income                                   (15)          (15)          (90)          (15)
                                                                      -------       -------       -------       -------
Other comprehensive income (loss) before income taxes                   2,080        (2,158)       (1,653)         (921)
Income tax benefit (expense) related to other
           comprehensive income                                          (707)          734           562           314
                                                                                    -------       -------       -------
OTHER COMPREHENSIVE INCOME (LOSS)                                       1,373        (1,424)       (1,091)         (607)
                                                                      -------       -------       -------       -------
                                  COMPREHENSIVE INCOME                $ 3,122       $   661       $ 3,890       $ 5,376
                                                                      =======       =======       =======       =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Nine Months Ended
                                                                               September 30
(dollars in thousands)                                                       2004           2003
                                                                           --------       --------
OPERATING ACTIVITIES
  Net income                                                               $  4,981       $  5,983
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                                  585            767
     Depreciation                                                             1,137          1,441
     Net amortization of securities                                           1,227          1,172
     Realized gain on sales of investment securities                            (90)             -
     Amortization and impairment of mortgage servicing rights                   244            462
     Increase in cash value of life insurance                                  (317)          (350)
     Amortization of intangibles                                                 70             70
     Gain on sale of mortgage loans                                            (391)        (1,964)
     Net change in loans held for sale                                        3,623         11,649
     Decrease (increase) in interest receivable                                 277            (61)
     Increase in other assets                                                  (948)        (2,097)
     Increase (decrease) in accrued interest and other expenses                 764           (466)
                                                                           --------       --------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES        11,162         16,606

INVESTING ACTIVITIES
  Activity in available-for-sale securities
     Maturities, calls, and sales                                            58,042         31,242
     Purchases                                                              (49,586)       (58,699)
  Activity in held to maturity securities
     Maturities, calls, and sales                                               735            620
  Net increase in loans                                                     (23,685)       (23,605)
  Increase in cash value of life insurance                                        -             25
  Purchases of equipment and premises                                        (3,379)        (1,813)
                                                                           --------       --------
                                NET CASH USED IN INVESTING ACTIVITIES       (17,873)       (52,230)

FINANCING ACTIVITIES
  Net increase in noninterest bearing deposits                                1,646          2,859
  Net decrease in interest bearing deposits                                 (12,334)        (9,782)
  Net increase in other borrowed funds                                        4,933         17,998
  Cash dividends                                                             (1,609)        (1,436)
  Proceeds from issuance of common stock                                      1,094          1,146
  Common stock repurchased                                                     (192)          (127)
                                                                           --------       --------
                  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (6,462)        10,658
                             DECREASE IN CASH AND CASH EQUIVALENTS          (13,173)       (24,966)
               Cash and cash equivalents at beginning of period              31,218         54,437
                                                                           --------       --------
                          CASH AND CASH EQUIVALENTS AT END OF PERIOD       $ 18,045       $ 29,471
                                                                           ========       ========

See notes to consolidated financial statements.

                               IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2003.

NOTE 2  COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding as adjusted for the 10% stock dividend paid February 19, 2004, were 4,856,051 and 4,796,990 for the nine month periods ending September 30, 2004 and 2003, respectively. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3  RECLASSIFICATION OF LOANS

Various loan category amounts as of December 31, 2003 have been reclassified for consistency with the September 30, 2004 consolidated balance sheet presentation as follows (Dollars in Thousands):

                                               December 31, 2003
                                         As                            As
Loan Category                       Reclassified                 Originally Reported
-------------                       ------------                 -------------------
Agricultural                          $ 50,548                        $ 50,548
Commercial                             141,312                         149,931
Real estate mortgage                   176,828                         157,598
Installment                             53,171                          63,782
                                      --------                        --------
                                      $421,859                        $421,859
                                      ========                        ========

The reclassifications have no effect on total loans or any other financial statement measure as of December 31, 2003 or for the year then ended.

NOTE 4 NEW ACCOUNTING PRONOUNCEMENTS

In 2003, the Emerging Issues Task force (EITF) released Issue No. 03-1, The Meaning of Other - Than-Temporary Impairment and It's Applications to Certain Investments, which provides guidance for reporting equity securities whose fair value is not readily determinable (that is, equity securities that are outside the scope of FASB Statement No. 115) if those securities are reported at cost. Issue No. 03-1 refers to those equity securities as cost method investments. Issue No. 03-1 describes the three steps a financial institution should take to assess whether a cost method investment is impaired and, if it is, whether a loss should be recognized. The recognition and measurement requirements of Issue No. 03-1 are effective for the third quarter ended September 30, 2004. The Corporation believes the impact on the carrying value of its investments in implementing Issue No. 03-1 was not significant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2003 annual report and with the unaudited consolidated financial statements and notes thereto, as set forth on pages 3 through 8 of this report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2003. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and carrying values of servicing assets to be its most critical accounting policies.

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS

      Net income equaled $4.98 million for the nine month period ended September 30, 2004, verses $5.98 million in 2003. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 0.98% for the first nine months of 2004 and 1.21% in 2003. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 9.48% through September 30, 2004 versus 12.56% for the same period in 2003.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                       Nine Months Ended
                                                         September 30
                                                  ---------------------------
                                                      2004            2003
                                                  ---------------------------
INCOME STATEMENT DATA
   Net interest income                            $   17,465       $   17,787
   Provision for loan losses                             585              767
   Net income                                          4,981            5,983

PER SHARE DATA
   Net income per common share                    $     1.03       $     1.25
   Cash dividends per common share                      0.33             0.30

RATIOS
   Average primary capital to average assets           11.24%           10.47%
   Net income to average assets                         0.98             1.21
   Net income to average equity                         9.48            12.56

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

                                                                                  Nine Months Ending
                                                              September 30, 2004                     September 30, 2003
                                                                    Tax          Average                    Tax        Average
                                                     Average     Equivalent       Yield/      Average    Equivalent     Yield/
                                                     Balance      Interest         Rate       Balance     Interest       Rate
                                                    --------     ----------      -------      --------   ----------    -------
INTEREST EARNING ASSETS
  Loans                                             $432,995      $ 20,664          6.36%     $398,641    $ 22,198        7.42%
  Taxable investment securities                      118,325         2,870          3.23       125,428       3,436        3.65
  Nontaxable investment securities                    54,801         2,382          5.80        48,965       2,270        6.18
  Federal funds sold & interest bearing deposits       6,051            51          1.12        20,243         180        1.19
  Other investments                                    2,949           106          4.79         2,839         106        4.98
                                                    --------      --------        ------      --------    --------      ------
                  TOTAL EARNING ASSETS               615,121        26,073          5.65       596,116      28,190        6.31
NONEARNING ASSETS
  Allowance for loan losses                           (6,575)                                   (5,931)
  Cash and due from banks                             24,601                                    27,039
  Premises and equipment                              17,209                                    15,511
  Accrued income and other assets                     24,773                                    24,918
                                                    --------                                  --------
                              TOTAL ASSETS          $675,129                                  $657,653
                                                    ========                                  ========
INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                  $109,699           393          0.48      $113,455         835        0.98
  Savings deposits                                   155,342           656          0.56       140,569       1,085        1.03
  Time deposits                                      239,518         5,976          3.33       249,518       7,096        3.79
  Borrowed funds                                      27,159           773          3.79        17,621         615        4.65
                                                    --------      --------        ------      --------    --------      ------
         TOTAL INTEREST BEARING LIABILITIES          531,718         7,798          1.96       521,163       9,631        2.46

NONINTEREST BEARING LIABILITIES
  AND SHAREHOLDERS' EQUITY
  Demand deposits                                     63,323                                    60,318
  Other                                               10,033                                    12,652
  Shareholders' equity                                70,055                                    63,520
                                                    --------                                  --------
         TOTAL LIABILITIES AND EQUITY               $675,129                                  $657,653
                                                    ========                                  ========
NET INTEREST INCOME (FTE)                                         $ 18,275                                $ 18,559
                                                                  ========                                ========
NET YIELD ON INTEREST EARNING ASSETS (FTE)                                          3.96%                                 4.15%
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

                                                        Nine Month Period Ended September 30, 2004
                                                                        Compared to
                                                                   September 30, 2003
                                                                Increase (Decrease) Due to
                                                        ------------------------------------------
                                                        Volume             Rate              Net
                                                        -------          -------           -------
Changes in Interest Income
    Loans                                               $ 1,811          $(3,345)          $(1,534)
    Taxable investment securities                          (188)            (378)             (566)
    Nontaxable investment securities                        259             (147)              112
    Federal funds sold & interest bearing deposits         (120)              (9)             (129)
    Other investments                                         4               (4)                0
                                                        -------          -------           -------
         Total changes in interest income                 1,766           (3,883)           (2,117)
Total changes in interest expense                            88           (1,921)           (1,833)
                                                        -------          -------           -------
       NET CHANGE IN INTEREST MARGIN (FTE)              $ 1,678          $(1,962)          $  (284)
                                                        =======          =======           =======

IBT BANCORP, INC.

TABLE 3

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                     Year to Date
                                                     September 30
                                                 ----------------------
                                                   2004           2003
                                                 -------        -------
Summary of changes in allowance:
   Allowance for loan losses - January 1         $ 6,204        $ 5,593
   Loans charged off                                (504)          (571)
   Recoveries of charged off loans                   389            244
                                                 -------        -------
   Net loans charged off                            (115)          (327)
   Provision charged to operations                   585            767
                                                 -------        -------
   Allowance for loan losses - September 30      $ 6,674        $ 6,033
                                                 =======        =======

Allowance for loan losses as a % of loans           1.50%          1.44%
                                                 =======        =======

NONPERFORMING LOANS

(Dollars in thousands)

                                                       September 30
                                                  2004            2003
                                                --------       --------
Total amount of loans outstanding at the
   end of period                                $445,429       $418,073
                                                ========       ========

Nonaccrual loans                                $  1,151       $  1,260
Accruing loans past due 90 days or more            1,708          2,163
Restructured loans                                   692            135
                                                --------       --------
                                    Total       $  3,551       $  3,558
                                                ========       ========
Loans classified as nonperforming as
a % of outstanding loans                            0.80%          0.85%
                                                ========       ========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $854 million in the first nine months of 2004 versus $1.65 million for the same period in 2003. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

As shown in Tables number 1 and 2, when comparing the nine month period ending September 30, 2004 to the same period in 2003, fully taxable equivalent (FTE) net interest income decreased $284,000 or 1.5%. An increase of 3.2% in average interest earning assets provided $1.8 million of FTE interest income. The majority of this increase was funded by a 2.0% increase in interest bearing deposits and borrowed funds, resulting in an increase in interest expense of $88,000. Overall, changes in volume resulted in $1.7 million of additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.66%, decreasing FTE interest income by $3.9 million and the average rate paid on deposits and other borrowings decreased by 0.50%, decreasing interest expense by $1.9 million. The change in interest rates earned and paid decreased FTE net interest income by $2.0 million.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 3.96% during the first nine months of 2004 versus 4.15% in 2003. Average loans outstanding increased from 66.9% of average earning assets in the first nine months of 2003 to 70.4% in 2004. The 0.19% decrease in the FTE interest margin was primarily a result of the average rate earned on earning assets rising slower than the average rate paid on interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 66.25% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 2004 to September 30, 2003, the provision for loan losses was decreased by $182,000 to $585,000, due to declines in net charge offs and nonperforming loans. Year to date, the Corporation had net charge-offs of $115,000 verses to $327,000 in 2003. Loans classified as nonperforming were 0.80% of loans as of September 30, 2004 versus 0.85% for September 30, 2003. The Corporation's peer group, which includes 255 holding companies with assets between $500 million and $1.0 billion, had nonperforming loans to total loans ratio of 0.63% as of June 30, 2004. As of September 30, 2004 the allowance for loan losses as a percentage of loans equaled 1.50%. In management's opinion, the allowance for loan losses is adequate as of September 30, 2004.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans sold, title insurance revenue, and gains and losses on investment securities available for sale. There was a $2.6 million decrease in fees earned from these sources during the nine months of 2004 when compared to the same period in 2003. The majority of the decrease in noninterest income is related to a significant decrease in mortgage activity which slowed substantially during 2004 when compared to the first nine months of 2003 causing a decrease in mortgage related fee income. Significant individual account changes during this period include a $605,000 decrease in title insurance revenue and related services, a $1.6 million decrease in gains on the sale of mortgage loans, and a $750,000 decrease in residential mortgage servicing income offset by a $284,000 increase in overdraft charges.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other operating income is a $391,000 gain from the sale of $48 million in mortgages during the first nine months of 2004 versus a $2.0 million gain on the sale of $192 million in mortgages for the same period in 2003.

Included in other assets is $10.3 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $317,000 and $350,000 during the nine month periods ended September 30, 2004 and 2003 respectively is recorded as other income. These policies earned an average rate of 4.13% and, due to their preferential tax treatment, have a taxable equivalent rate of 6.26%. These policies are placed with four different insurance companies with an S & P rating of AA+ or better.

NONINTEREST EXPENSE

Noninterest expense decreased $1.2 million or 6.8% during the first nine months of 2004 when compared to 2003. The largest component of noninterest expense is compensation expense, which decreased $65,000. While there were normal merit and promotional salary increases, the net decrease is related to the reduction in compensation related to the decline in mortgage loan activity.

Occupancy and furniture and equipment expenses decreased $180,000 or 5.8% in 2004. The majority of this decrease is related to depreciation due to the write-off of disposed and/or obsolete assets in 2003. Other expenses decreased by $967,000 or 20.6%. The decrease is primarily related to a $1 million decrease in charitable donations to IBT Foundation (see "Financial Instruments with Off Balance Sheet Arrangements"). Due to the overall decline in income, the Corporation did not make contributions to the IBT Foundation in the first nine months of 2004.

                   QUARTERS ENDED SEPTEMBER 30, 2004 AND 2003

RESULTS OF OPERATIONS

Net income equaled $1.75 million for the third quarter in 2004 compared to $2.09 million in 2003. Return on average assets equaled 1.04% for the third quarter in 2004 verses 1.26% in 2003. Return on average equity equaled 9.85% for the third quarter in 2004 versus 13.30% for the third quarter in 2003.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                        Quarter Ended
                                                        September 30
                                                   -------------------------
                                                      2004            2003
                                                   -------------------------
INCOME STATEMENT DATA
    Net interest income                            $   5,853       $   5,965
    Provision for loan losses                            120             222
    Net income                                         1,749           2,085

PER SHARE DATA
    Net income per common share                    $    0.36       $    0.43
    Cash dividends per common share                     0.11            0.10

RATIOS
    Average primary capital to average assets          11.51%          10.28%
    Net income to average assets                        1.04            1.26
    Net income to average equity                        9.85           13.30

NET INTEREST INCOME

When comparing the third quarter of 2004 to 2003, net FTE interest income decreased $105,000. An increase of 2.1% in average interest earning assets provided $457,000 of FTE interest income. During the third quarter of 2004, the average FTE interest rate earned on assets decreased by 0.53% and the average rate paid on deposits and borrowed funds decreased by 0.39%. The changes in interest rates earned and paid resulted in a $567,000 decrease in net FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.15% to 4% when comparing the third quarter of 2004 to the same period in 2003. The primary factor for the decrease was the average rate earned on earning assets rising slower than the average rate paid on interest bearing liabilities.

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

                                                                               Quarter Ended
                                                           September 30, 2004                  September 30, 2003
                                                                Tax           Average                   Tax       Average
                                                Average      Equivalent        Yield/    Average     Equivalent    Yield/
                                                Balance       Interest          Rate     Balance      Interest      Rate
                                                --------     ----------       -------    --------    ----------   -------
INTEREST EARNING ASSETS
  Loans                                         $445,421      $  7,002          6.29%    $410,183      $7,321        7.14%
  Taxable investment securities                  105,119           847          3.22      132,634       1,140        3.44
  Nontaxable investment securities                56,549           792          5.60       50,573         771        6.10
  Federal funds sold & int. bearing deposits       2,667             9          1.35        3,699          11        1.19
  Other                                            2,960            34          4.59        2,883          54        7.49
                                                --------      --------        ------     --------      ------      ------
                TOTAL EARNING ASSETS             612,716         8,684          5.67      599,972       9,372        6.20

NONEARNING ASSETS
  Allowance for loan losses                       (6,796)                                  (6,083)
  Cash and due from banks                         21,328                                   28,319
  Premises and equipment                          18,734                                   15,645
  Accrued income and other assets                 23,575                                   25,274
                                                --------                                 --------
                        TOTAL ASSETS            $669,557                                 $663,127
                                                ========                                 ========
INTEREST BEARING LIABILITIES
  Interest bearing demand deposits              $102,205           120          0.47     $113,229         244        0.86
  Savings deposits                               154,226           216          0.56      141,543         333        0.94
  Time deposits                                  237,273         1,965          3.31      245,538       2,269        3.70
  Borrowed funds                                  27,291           261          3.83       20,805         224        4.31
                                                  ------        ------        ------       ------      ------      ------
    TOTAL INTEREST BEARING LIABILITIES           520,995         2,562          1.97      521,115       3,070        2.36

NONINTEREST BEARING LIABILITIES
AND SHAREHOLDERS' EQUITY
  Demand deposits                                 68,055                                   62,502
  Other                                            9,457                                   16,810
  Shareholders' equity                            71,050                                   62,700
                                                --------                                 --------
                TOTAL LIABILITIES AND EQUITY    $669,557                                 $663,127
                                                ========                                 ========
  NET INTEREST INCOME (FTE)                                   $  6,122                                 $6,227
                                                              ========                                 ======
  NET YIELD ON INTEREST EARNING ASSETS (FTE)                                    4.00%                                4.15%
                                                                              ======                               ======

TABLE 5

IBT BANCORP, INC.

VOLUME AND RATE VARIANCE ANALYSIS

(Dollars in Thousands)

The following table sets forth the effect of volume and rate changes on interest income and expenses for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

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

                                            Quarter Ended September 30, 2004
                                                      Compared to
                                                   September 30, 2003
                                               Increase (Decrease) Due to
                                           -----------------------------------
                                            Volume         Rate           Net
CHANGES IN INTEREST INCOME
Loans                                      $   598       $  (917)      $  (319)
Taxable investment securities                 (225)          (68)         (293)
Nontaxable investment securities                87           (66)           21
Federal funds sold                              (4)            3            (1)
Other Investments                                1           (22)          (21)
                                           -------       -------       -------
     Total changes in interest income          457        (1,070)         (613)
Total changes in interest expense               (5)         (503)         (508)
                                           -------       -------       -------
Net Change in Interest Margin (FTE)        $   462       $  (567)      $  (105)
                                           =======       =======       =======

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the third quarter of 2004 was $120,000 versus $222,000 in 2003. During the third quarter of 2004, the Corporation had net charge-offs of $19,000 versus $233,000 during the same period of 2003. The allowance for loan losses as a percent of loans was 1.50% as of September 30, 2004 a 0.06% increase since September 30, 2003.

NONINTEREST INCOME

Noninterest income earned in the third quarter of 2004, when compared to the same period in 2003, decreased $828,000 or 28.6%. The most significant changes consisted of a $370,000 decrease in the gain on sale of mortgage loans, a decrease of $247,000 in title and abstract revenue, and a $217,000 decrease in residential mortgage servicing income, all due to a significant decline in residential mortgage loan activity in 2004.

NONINTEREST EXPENSE

Noninterest expense decreased $307,000 or 5.3% during the third quarter of 2004 when compared to 2003. Noninterest expense includes compensation expense, occupancy, and other operating expenses. The largest component of noninterest expense is compensation, which decreased $239,000 or 6.8%. While there were normal merit and promotional salary increases, the net decrease is related to the reduction in compensation related to the decline in mortgage loan activity.

Furniture and equipment expenses decreased $248,000 or 29.0% in the third quarter of 2004 as compared to the same period in 2003. The decrease is related to depreciation due to the write-off of disposed and/or obsolete assets in the third quarter of 2003.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2003, total assets decreased $1.8 million to $662 million. As of September 30, 2004, total loans increased $23.6 million, cash and demand deposits due from banks decreased $7.9 million, federal funds sold decreased $5.3 million, investment securities decreased $12.0 million, and other assets increased $3.5 million. Deposits during this period decreased $10.7 million, borrowed funds increased $4.9 million and shareholders' equity increased $3.2 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and the payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of September 30, 2004, cash and cash equivalents as a percentage of total assets equaled 2.7%, versus 4.7% as of December 31, 2003. During the first nine months of 2004, $11.1 million in net cash was provided from operations, while $6.5 million was used in financing activities and investing activities used $17.9 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $13.2 million decrease in cash and cash equivalents during the first nine months of 2004.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $159 million as of September 30, 2004 and $170 million as of December 31, 2003. In addition to these primary sources of liquidity, the

Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

CAPITAL

The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive (loss) income; and increased approximately $3.2 million since December 31, 2003. Accumulated other comprehensive loss increased $1.1 million due to an increase in unrealized depreciation on available-for-sale securities during 2004.

There are no significant capital regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to assets, which consists of shareholders' equity plus the allowance for loan losses, less unamortized acquisition intangible, was 11.18% at September 30, 2004.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2004:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                         IBT Bancorp
                                     September 30, 2004
                                   Required        Actual
                                   --------        ------
Equity Capital                      4.00%           15.71%
Secondary Capital*                  4.00             1.25
                                    ----           ------
Total Capital                       8.00%           16.96%

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

Commitments to extend credit, which totaled $63.8 million at September 30, 2004, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2004, the Corporation had a total of $928,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of September 30, 2004 approximated $1.9 million.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2004. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

    Quantitative Disclosures of Market Risk
       (Dollars in Thousands)

                                                                    September 30                                        Fair Value
                                          ----------------------------------------------------------------------------------------
                                            2005       2006       2007        2008      2009     Thereafter    Total       09/30/04
                                          ----------------------------------------------------------------------------------------
Rate sensitive assets
   Other interest bearing assets          $    199                                                           $    199     $    199
    Average interest rates                    3.79%                                                              3.79%
  Fixed interest rate securities          $ 53,945    $20,565    $30,732    $16,794    $ 7,623    $29,504    $159,163     $159,168
    Average interest rates                    3.59%      3.49%      2.93%      3.29%      3.55%      3.46%       3.39%
  Fixed interest rate loans               $ 70,017    $50,600    $69,429    $56,102    $65,646    $43,284    $355,078     $355,757
    Average interest rates                    6.54%      6.58%      5.97%      6.25%      5.72%      4.88%       6.03%
  Variable interest rate loans            $ 43,260    $10,475    $15,323    $10,868    $ 8,427    $ 3,081    $ 91,434     $ 91,434
    Average interest rates                    6.30%      4.78%      5.02%      5.52%      5.64%      6.31%       5.76%

Rate sensitive liabilities
  Borrowed funds                          $    673    $ 8,527    $ 1,029    $    32    $ 3,534    $ 9,191    $ 22,986     $ 23,105
    Average interest rates                    6.62%      3.97%      3.54%      6.22%      3.69%      5.13%       4.45%
  Savings and NOW accounts                $158,951    $23,175    $18,893    $13,351    $ 9,824    $27,709    $251,903     $251,903
    Average interest rates                    0.58%      0.56%      0.54%      0.57%      0.54%      0.43%       0.56%
  Fixed interest rate time deposits       $116,850    $43,323    $37,085    $20,613    $10,729    $ 3,221    $231,821     $232,542
    Average interest rates                    2.78%      4.00%      4.20%      3.62%      3.18%      4.40%       3.35%
  Variable interest rate time deposits    $  1,316    $ 2,033    $     6    $   408    $   126               $  3,889     $  3,889
    Average interest rates                    2.70%      5.45%      1.44%      5.22%      3.70%                  4.43%

Quantitative Disclosures of Market Risk

                                                                    September 30                                        Fair Value
                                          ----------------------------------------------------------------------------------------
                                            2004         2005      2006       2007      2008     Thereafter    Total      09/30/03
                                          ----------------------------------------------------------------------------------------
Rate sensitive assets
   Other interest bearing assets          $  1,350     $   199       ---        ---        ---        ---    $  1,549     $  1,549
    Average interest rates                    1.26%       2.67%      ---        ---        ---        ---        1.26%
  Fixed interest rate securities          $ 65,459     $34,077   $21,948    $13,648    $ 6,017    $43,241    $184,390     $184,432
    Average interest rates                    4.00%       3.77%     3.32%      4.06%      4.17%      4.76%       4.01%
  Fixed interest rate loans               $ 97,017     $76,034   $66,618    $24,177    $38,806    $27,972    $330,624     $329,445
    Average interest rates                    6.83%       7.06%     6.47%      6.77%      6.27%      5.11%       6.60%
  Variable interest rate loans            $ 60,061     $ 7,481   $ 6,388     $4,052    $ 7,548    $ 1,919    $ 87,449     $ 87,449
    Average interest rates                    5.60%       5.57%     5.50%      5.58%      5.23%      4.85%       5.54%

Rate sensitive liabilities
  Borrowed funds                          $ 19,313     $ 1,080   $ 5,084    $    90    $    33    $10,191    $ 35,791     $ 35,445
    Average interest rates                    1.24%       5.05%     5.08%      5.08%      6.62%      5.02%       2.99%
  Savings and NOW accounts                $148,441     $21,010   $17,090    $14,052    $13,018    $34,562    $248,173     $248,173
    Average interest rates                    0.90%       1.10%     1.25%      1.13%      0.82%      0.72%       0.92%
  Fixed interest rate time deposits       $116,200     $46,090   $30,672    $30,656    $14,498    $   129    $238,245     $236,861
    Average interest rates                    2.66%       4.86%     4.77%      4.53%      4.02%      7.90%       3.68%
  Variable interest rate time deposits    $    958     $   545       ---    $   128    $   519        ---    $  2,150     $  2,150
    Average interest rates                    1.24%       1.24%      ---        ---       3.57%       ---        1.73%

      ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures - The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Corporation's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2004.

(b)Changes in Internal Controls - The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the period ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the period that ended September 30, 2004.

                           PART II - OTHER INFORMATION

            ITEM 6 EXHIBITS

                  The following exhibits are filed as part of this report:

                        3(a)  Amended Articles of Incorporation (1)

                        3(b)  Amendment to the Articles of Incorporation (2)

                        3(c)  Amendment to the Articles of Incorporation (3)

                        3(d)  Amendment to the Articles of Incorporation (3)

                        3(e)  Amended and Restated Bylaws (4)

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

      4) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-Q, dated August 6, 2004, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IBT Bancorp, Inc.

  Date: October 29, 2004                     /s/ Dennis P. Angner
                                             -----------------------------------
                                             Dennis P. Angner
                                             President and CEO

                                             /s/Peggy L. Wheeler
                                             -----------------------------------
                                             Peggy L. Wheeler
                                             Principal Financial Officer

INDEX TO EXHIBITS
FOR FORM 10-Q

EXHIBIT
NUMBER       DESCRIPTION

 31(a) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

 31(b) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

 32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer