Form 10-K
period 2004-12-31
IBT BANCORP INC /MI/
filed 2005-03-16
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________ to ____________

Commission File Number: 0-18415

                                IBT BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                                      38-2830092
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     identification No.)

200 East Broadway Street, Mt. Pleasant, Michigan                    48858
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (989) 772-9471

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
____________________________________   _________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - No Par Value
                                (Title of Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $205,649,000 as of February 25, 2005.

The number of shares outstanding of the registrant's Common Stock (no par value) was 4,896,412 as of February 25, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                       Part of Form 10-K Incorporated into
         ---------                       -----------------------------------
IBT Bancorp, Inc. Proxy Statement        Part III
for its Annual Meeting of Shareholders
to be held April 26, 2005

                                     PART I

ITEM 1. BUSINESS

GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has seven subsidiaries: Isabella Bank and Trust, Farmers State Bank of Breckenridge, (together, "the Banks"), IBT Title and Insurance Agency, Inc. ("IBT Title"), IBT Loan Production, IBT Personnel, LLC, IB & T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank and Trust has seventeen banking offices located throughout Isabella County, northeastern Montcalm County, Mecosta County and southern Clare County, all of which are located in central Michigan. Farmers State Bank of Breckenridge has three offices located in Gratiot and Saginaw Counties. IBT Title provides title insurance, abstract searches, and closes loans in Isabella, Montcalm, Clare and Mecosta Counties. IBT Loan Production originates residential real estate mortgages. Its principal products are 15 and 30 year fixed rate loans. All loans originated are sold with servicing to Isabella Bank and Trust. IBT Personnel, LLC and IB & T Employee Leasing, LLC, are employee leasing companies. Financial Group Information Services provides computer services to the Corporation's other subsidiaries. All employees of the Corporation are employed by IBT Personnel and IB & T Employee Leasing and leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, northern Montcalm, and southern Clare counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with enrollment of approximately 30,000 students. The area unemployment rate is approximately 5.7% and average household income is $38,000.

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of December 31, 2004 approximated $1.7 million.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, finance companies, credit unions, and retail brokerage firms. The Banks are community banks and focus on providing high-quality, personalized service at a fair price. The Banks offer a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and credit card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, safe deposit box rentals and retail brokerage services.

LENDING

The Banks limit lending activities to local markets and have not purchased any loans from the secondary market. They do not make loans to fund leveraged buyouts, they have no foreign corporate or government loans, and limited corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Corporation's or Banks' loan portfolio as of December 31, 2004.

LOANS BY MAJOR LENDING CATEGORY

(in thousands)                        Amount      %
                                     --------   -----
Residential real estate
   One to four family residential    $194,376    42.7%
   Construction & land development     35,384     7.8
                                     --------   -----
      Total                           229,760    50.5
Commercial
   Commercial real estate              96,739    21.2
   Farmland                            32,383     7.1
   Agricultural production             16,796     3.7
   Commercial and other                49,413    10.9
                                     --------   -----
      Total                           195,331    42.9
Other individual
   Other personal                      28,463     6.2
   Credit cards                         1,680     0.4
                                     --------   -----
      Total                            30,143     6.6
                                     --------   -----
      TOTAL                          $455,234   100.0%
                                     ========   =====

First and second residential mortgages are the single largest category of loans (50.5% of total loans). The Corporation, through its Banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization of 15 years are generally sold and all loans with an amortization of 30 years are sold upon origination to the Federal Home Loan Mortgage Association ("Freddie Mac"). Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the loans have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $400,000 require the approval of either the subsidiary Bank's Internal Loan Committee, Board of Directors or its loan committee.

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

Commercial loans, which include loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial operating loans equaled 42.9% of the Corporation's loan portfolio at December 31, 2004. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $5.5 million on a consolidated basis at its subsidiary banks. Borrowers with credit needs of more than $5.5 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analysis, and reviews credit reports.

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

SUPERVISION AND REGULATION

The Corporation is subject to supervision and regulation by the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and by the Federal Reserve Board under the Bank Holding Company Act of 1956 as amended ("BHC Act") and Financial Services Holding Company Act of 2000. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it. (See Regulation below.)

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

IBT Title, a non-banking subsidiary of IBT Bancorp, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in a similar title insurance agency, FSSB Title, LLC.

PERSONNEL

As of December 31, 2004, the Corporation had five full-time employees, Isabella Bank and Trust had 191, Farmers State Bank of Breckenridge had 49, IBT Title had 23, IBT Loan Production had one, Financial Group Information Services had 12, and IBT Personnel LLC and IB & T Employee Leasing LLC have 2 shared employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Corporation's Banks are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Banks' business. However, neither the Corporation nor the Banks are involved in any material pending litigation.

                              AVAILABLE INFORMATION

The Corporation does not maintain a website. Consequently, the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are not available on a Corporation website. The Corporation will provide paper copies of its SEC reports free of charge upon request of a shareholder.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Corporation (CIK #0000842517) and other issuers.

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

THE CORPORATION

The Corporation, as a financial services holding company, is regulated under the BHC Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Corporation is registered as a financial services holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board requires. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiaries.

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

Under Michigan law, if the capital of a Michigan state chartered bank (such as the Banks) has become impaired by losses or otherwise, the Commissioner of the OFIS may require that the deficiency in capital be met by assessment upon the Bank's stockholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any stockholder within 30 days of the date of mailing of notice thereof to such stockholder, cause the sale of the stock of such stockholder to pay such assessment and the costs of sale of such stock.

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

The Sarbanes-Oxley Act of 2002 ("SOX") contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, a written certification by the Corporation's principal executive and financial officer is required. This certification attests that the Corporation's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certification files as Exhibit 31 to this Form 10-K for such certification of the financial statements and other information for this 2004 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See
Item 9A, "Controls and Procedures" for the Corporation's evaluation of its disclosure controls and procedures.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on pages 22-23 and "Note K - Commitments and Other Matters" and "Note M - Regulatory Capital Matters" on page 51, and 52-54, respectively.

SUBSIDIARY BANKS

The Banks are subject to regulation and examination primarily by OFIS. As insured state banks, which are members of the Federal Reserve Bank of Chicago, the Subsidiaries are also subject to regulation and examination by the FDIC and the Federal Reserve Board.

The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.

Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary banks in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), acceptance of such shares or securities as collateral security for loans to any borrower.

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

The payment of dividends by the Corporation and the Banks is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings.

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

ITEM 2. PROPERTIES

The Corporation's offices are located in the main office building of the Isabella Bank and Trust. Isabella Bank and Trust owns 16 branches and leases one and Farmers State Bank of Breckenridge owns three branches. IBT Title owns one office, and leases three. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has sufficient capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 2004.

                                           Year     Approximate        Net
                                         Facility      Square      Book Value
                                          Opened      Footage     12/31/04 (1)
                                         --------   -----------   ------------
Isabella Bank and Trust
   Main Office
   200 East Broadway (2)
   Mt. Pleasant, Michigan                  1903        27,640       $357,332

Main Office Extension (2)
   Customer Service Center
   139 East Broadway
   Mt. Pleasant, Michigan                  1985        19,136       $907,085

                                           Year     Approximate        Net
                                         Facility      Square      Book Value
                                          Opened      Footage     12/31/04 (1)
                                         --------   -----------   ------------
Operations Center
   2750 Three Leaves Drive
   Mt. Pleasant, Michigan                  2001        15,000      $1,379,131

Isabella County Branch Offices
   1416 East Pickard (3)
   Mt. Pleasant, Michigan                  1983         1,450      $  438,836

   2133 South Mission (6)
   Mt. Pleasant, Michigan                  1976         1,560      $  323,857

   200 South University (4)
   Mt. Pleasant, Michigan                  1964         1,795      $   50,711

   1402 West High
   Mt. Pleasant, Michigan                  1973         2,150      $   49,734

   401 East Main Street (5)
   Blanchard, Michigan                     1911         6,561      $   15,524

   500 East Wright Avenue
   Shepherd, Michigan                      1980         1,830      $  182,599

   3388 N. Woodruff Rd
   Weidman, Michigan                       1975         5,400      $   57,394

   1867 Winn Road
   Beal City, Michigan                     1977         1,100      $   40,871

Montcalm County Branch Office
   313 W. Bridge Street (6)
   Six Lakes, Michigan                     1966         1,527      $  339,898

Clare County Branch Offices
   532 N. McEwan Street
   Clare, Michigan                         1993         7,300      $  308,631

   1125 N. McEwan Street
   Clare, Michigan                         1997           525      $  369,773

Mecosta County Division Branch Offices
   21440 Perry Street (11)
   Big Rapids, Michigan                    2004         4,742      $2,049,040

                                           Year     Approximate        Net
                                         Facility      Square      Book Value
                                          Opened      Footage     12/31/04 (1)
                                         --------   -----------   ------------
   220 W. Wheatland Street
   Remus, Michigan (10)                    1998         4,273       $501,897

   240 E. Northern Avenue
   Barryton, Michigan (12)                 1998         4,273       $458,525

   8529 - 100th Avenue (8)
   Stanwood, Michigan                      1998         2,665       $  8,937

IBT Title
   Isabella County
   209 E. Broadway
   Mt. Pleasant, Michigan                  1998         2,640       $192,222

Mecosta County
   119 Michigan Avenue
   Big Rapids, Michigan                    1999         1,700       $ 28,269

Clare County
   404 N. McEwan
   Clare, Michigan                         2001         1,450       $ 15,476

Farmers State Bank of Breckenridge
   Main Office
   316 E. Saginaw
   Breckenridge, Michigan                  1967        13,700       $723,331

   Ithaca Branch
   1402 E. Center
   Ithaca, Michigan                        1991         2,387       $223,625

   Hemlock Branch (9)
   16490 Gratiot
   Hemlock, Michigan                       1994         1,840       $882,018

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

(11) new office in 2004

(12) substantially remodeled in 2004

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its Banks are not involved in any material pending legal proceedings. The Banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions that arises out of the normal course of their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2004 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which management of the Corporation is aware. From January 1, 2003 through December 31, 2004 there were, so far as management knows, 161 sales of the Corporation's common stock. These sales involved 89,409 shares. The prices were reported to management in only some of the transactions and management cannot confirm the prices that were reported during this period. The highest known price paid for the Corporation's stock was $42 per share in the fourth quarter of 2004, and the lowest price was $31.82 per share in the first quarter of 2003. The following is a summary of all known transfers since January 1, 2003. All of the information has been adjusted to reflect the 10% stock dividend paid February 19, 2004.

                                            Sale Price
                 Number of   Number of   ---------------
    Period         Sales       Shares      Low     High
--------------   ---------   ---------   ------   ------
          2003
 First Quarter       28        12,448    $31.82   $34.55
Second Quarter       17        12,227     36.36    36.36
 Third Quarter       21        11,198     36.36    36.36
Fourth Quarter       16         2,860     36.36    36.36

          2004
 First Quarter       13         6,046     40.00    42.00
Second Quarter       21        33,400     42.00    42.00
 Third Quarter       36         7,638     42.00    42.00
Fourth Quarter        9         3,592     42.00    42.00

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 19, 2004.

                   Per Share
                 -------------
                  2004    2003
                 -----   -----
First Quarter    $0.11   $0.10
Second Quarter    0.11    0.10
Third Quarter     0.11    0.10
Fourth Quarter    0.30    0.30
                 -----   -----
   TOTAL         $0.63   $0.60
                 =====   =====

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 4,896,412 shares are issued and outstanding as of December 31, 2004. As of year end 2004, there were approximately 2,075 shareholders of record.

The Corporation's current share repurchase authorization was approved by the Board of Directors in October 2002. The authorization was for a repurchase of up to $2.0 million of the Corporation's common stock. The Corporation did not repurchase any of its common stock during the quarter ended December 31, 2004. Based on repurchases since October 2002, the Corporation currently is able to repurchase up to $1.7 million of its common stock under the repurchase authorization. This authorization does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 2004       2003       2002       2001       2000
                                               --------   --------   --------   --------   --------
INCOME STATEMENT DATA
   Total interest income                       $ 33,821   $ 35,978   $ 38,161   $ 40,798   $ 38,754
   Net interest income                           23,364     23,528     22,905     21,538     20,352
   Provision for loan losses                        735      1,455      1,025        770        565
   Net income                                     6,645      7,205      6,925      6,066      5,431

BALANCE SHEET DATA
   End of year assets                          $678,034   $664,079   $652,717   $592,143   $540,897
   Daily average assets                         675,157    659,323    623,507    566,547    516,145
   Daily average deposits                       567,145    563,600    549,970    494,847    452,664
   Daily average loans/net                      430,854    399,008    390,613    399,239    380,392
   Daily average equity                          70,787     65,770     59,540     54,787     50,506

PER SHARE DATA (1)
   Net income                                  $   1.36   $   1.50   $   1.46   $   1.29   $   1.16
   Cash dividends                                  0.63       0.60       0.55       0.50       0.45
   Book value (at year end)                    $  14.83      14.23      13.30      12.09      11.08

FINANCIAL RATIOS
   Shareholders' equity to assets (year end)      10.71%     10.38%      9.71%      9.60%      9.60%
   Net income to average equity                    9.39      10.95      11.63      11.07      10.75
   Cash dividend payout to net income             46.20      39.99      37.33      38.36      38.30
   Net income to average assets                    0.98       1.09       1.11       1.07       1.05

                                                2004                                2003
                                 ---------------------------------   ---------------------------------
Quarterly Operating Results:       4th      3rd      2nd      1st      4th      3rd      2nd      1st
----------------------------     ------   ------   ------   ------   ------   ------   ------   ------
   Total interest income         $8,563   $8,415   $8,393   $8,450   $8,560   $9,035   $9,119   $9,264
   Interest expense               2,659    2,562    2,566    2,670    2,819    3,070    3,238    3,323
   Net interest income            5,904    5,853    5,827    5,780    5,741    5,965    5,881    5,941
   Provision for loan losses        150      120      225      240      688      222      333      212
   Noninterest income             1,963    2,063    2,199    1,940    1,927    2,891    2,973    2,954
   Noninterest expenses           5,724    5,502    5,477    5,568    5,819    5,809    5,879    6,071
   Net income                     1,663    1,749    1,756    1,477    1,222    2,085    1,956    1,942
Per Share of Common Stock: (1)
   Net income                    $ 0.34   $ 0.36   $ 0.36   $ 0.30   $ 0.25   $ 0.43   $ 0.41   $ 0.41
   Cash dividends                  0.30     0.11     0.11     0.11     0.30     0.10     0.10     0.10
   Book value                     15.01    14.86    14.57    14.30    14.23    14.21    14.15    13.69

(1) Retroactively restated for the 10% stock dividend paid on February 19, 2004.

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

     TABLE 1. DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY

                     INTEREST RATE AND INTEREST DIFFERENTIAL

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank Equity holdings are included in Other Investments.

                                                  2004                           2003                           2002
                                     -----------------------------  -----------------------------  -----------------------------
                                                   Tax     Average                Tax     Average                Tax     Average
                                      Average  Equivalent   Yield/   Average  Equivalent   Yield/   Average  Equivalent   Yield/
                                      Balance   Interest     Rate    Balance   Interest     Rate    Balance   Interest     Rate
                                     --------  ----------  -------  --------  ----------  -------  --------  ----------  -------
INTEREST EARNING ASSETS
   Loans                             $437,438    $27,801     6.36%  $404,953    $29,196    7.21%   $396,234    $31,554     7.96%
   Taxable investment securities      114,806      3,696     3.22    123,927      4,437    3.58      94,383      4,197     4.45
   Nontaxable investment securities    55,882      3,206     5.74     49,531      3,099    6.26      45,663      2,864     6.27
   Federal funds sold                   4,516         30     0.66     16,311        193    1.18      26,364        423     1.60
   Other investments                    2,978        178     5.98      2,857        151    5.29       2,735        165     6.03
                                     --------    -------     ----   --------    -------    ----    --------    -------    -----
      TOTAL EARNING ASSETS            615,620     34,911     5.67    597,579     37,076    6.20     565,379     39,203     6.93

NONEARNING ASSETS
   Allowance for loan losses           (6,584)                        (5,946)                        (5,621)
   Cash and due from banks             23,831                         26,840                         24,236
   Premises and equipment              18,147                         15,646                         14,983
   Accrued income and other assets     24,143                         25,204                         24,530
                                     --------                       --------                       --------
      TOTAL ASSETS                   $675,157                       $659,323                       $623,507
                                     ========                       ========                       ========

INTEREST BEARING LIABILITIES
   Interest bearing demand deposits  $106,471        569     0.53   $113,206      1,057    0.93    $ 98,478      1,406     1.43
   Savings deposits                   157,819        872     0.55    141,227      1,325    0.94     135,792      2,201     1.62
   Time deposits                      238,323      7,950     3.34    247,516      9,228    3.73     247,182     10,971     4.44
   Borrowed funds                      27,328      1,066     3.90     18,812        840    4.47      13,960        678     4.86
                                     --------    -------     ----   --------    -------    ----    --------    -------    -----
      TOTAL INTEREST BEARING
         LIABILITIES                  529,941     10,457     1.97    520,761     12,450    2.39     495,412     15,256     3.08

NONINTEREST BEARING LIABILITIES
   AND SHAREHOLDERS' EQUITY
   Demand deposits                     64,531                         61,651                         59,518
   Other                                9,898                         11,141                          9,037
   Shareholders' equity                70,787                         65,770                         59,540
                                     --------                       --------                       --------
      TOTAL LIABILITIES AND EQUITY   $675,157                       $659,323                       $623,507
                                     ========                       ========                       ========
NET INTEREST INCOME (FTE)                        $24,454                        $24,626                        $23,947
                                                 =======                        =======                        =======
NET YIELD ON INTEREST EARNING
   ASSETS (FTE)                                              3.97%                          4.12%                          4.24%
                                                             ====                           ====                           ====

RESULTS OF OPERATIONS

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets was 0.98% in 2004, 1.09% in 2003, and 1.11% in 2002. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity was 9.39% in 2004, 10.95% in 2003, and 11.63% in 2002.

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors, however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,102 in 2004, $1,752 in 2003, and $1,524 in 2002. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                             2004 Compared to 2003        2003 Compared to 2002
                                          Increase (Decrease) Due to   Increase (Decrease) Due to
                                          --------------------------   --------------------------

                                          Volume     Rate      Net     Volume     Rate      Net
                                          ------   -------   -------   ------   -------   -------
CHANGES IN INTEREST INCOME
   Loans                                  $2,231   $(3,626)  $(1,395)  $  682   $(3,040)  $(2,358)
   Taxable investment securities            (313)     (428)     (741)   1,156      (916)      240
   Nontaxable investment securities          378      (271)      107      242        (7)      235
   Federal funds sold                       (101)      (62)     (163)    (136)      (94)     (230)
   Other investments                           7        20        27        7       (21)      (14)
                                          ------   -------   -------   ------   -------   -------
      TOTAL CHANGES IN INTEREST INCOME     2,202    (4,367)   (2,165)   1,951    (4,078)   (2,127)

CHANGES IN INTEREST EXPENSE

   Interest bearing demand deposits          (60)     (428)     (488)     188      (537)     (349)
   Savings deposits                          141      (594)     (453)      85      (961)     (876)
   Time deposits                            (333)     (945)   (1,278)      15    (1,758)   (1,743)

   Other borrowings                          343      (117)      226      220       (58)      162
                                          ------   -------   -------   ------   -------   -------
      TOTAL CHANGES IN INTEREST EXPENSE       91    (2,084)   (1,993)     508    (3,314)   (2,806)
                                          ------   -------   -------   ------   -------   -------

NET CHANGE IN FTE NET INTEREST INCOME     $2,111   $(2,283)  $  (172)  $1,443   $  (764)  $   679
                                          ======   =======   =======   ======   =======   =======

As shown in Tables 1 and 2, when comparing year ending December 31, 2004 to 2003, fully taxable equivalent (FTE) net interest income decreased $172 or 0.70%. An increase of 3.02% in average interest earning assets provided $2,202 of FTE interest income. The majority of this growth was funded by a 1.76% increase in interest bearing liabilities, resulting in $91 of additional interest expense. Overall, changes in volume resulted in $2,111 in additional FTE interest income. The average FTE interest rate earned on assets decreased by 0.53%, decreasing FTE interest income by $4,367, and the average rate paid on deposits decreased by 0.42%, decreasing interest expense by $2,084. The net change related to interest rates earned and paid was a $2,283 decrease in FTE net interest income.

The Corporation's FTE net yield as a percentage of average earning assets decreased 0.15%. A $650 decline in loan fees in 2004 from 2003 accounted for 0.10% of the decline. The decline in these fees was a result of a $140.1 million decline in the origination and sales of residential mortgages to the secondary market as the recent refinancing boom has slowed. The remaining decline was a result of the average rate earned on earning assets declining faster than the average rate paid on interest bearing liabilities.

Net interest income increased $679 to $24,626 in 2003 from $23,947 in 2002. As shown in Tables 1 and 2, in 2003 (FTE) interest income increased $1,951, from a 5.7% increase in the volume of average earning assets. The growth of interest earning assets was funded primarily by a 5.1% increase in interest bearing liabilities that resulted in additional interest expense of $508. Overall, the Corporation earned an additional $1,443 in FTE interest income as a result of increased volume. The average rate earned in 2003 decreased by 0.73%, decreasing FTE interest income by $4,078, and the average rate paid on deposits decreased by 0.69%, decreasing interest expense by $3,314. The net change related to interest rates earned and paid was a $764 decrease in FTE net interest income.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 65.8% of the Corporation's total year end assets and is the Corporation's single largest concentration of risk. Inevitably, poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, the Banks' Boards of Directors and senior management teams spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a continuous review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, past and recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 6.8% in 2004 and increased 5.4% in 2003. The provision for loan losses in 2004 was $735, a $720 decrease from 2003 and a $290 decrease from 2002. Net charge offs to average loans was 0.11% in 2004 and 0.21% in 2003, and have averaged 0.13% during the past 5 years versus the average of 0.17% for all commercial banks in the State of Michigan. The Corporations substandard loans were 0.72% as of December 31, 2004, a 0.57% decrease from 2003, and below the September 30, 2004 ratio of 0.83% for all commercial banks in the State of Michigan. The 2003 provision for loan losses was increased as a result of a combination of factors. During the last quarter of 2003 the Corporation experienced a decline in the overall credit quality of its outstanding agricultural loans. The Corporation undertook a detailed review of the credit quality of all significant agricultural lending relationships, and identified the most significant troubled loans. The primary factor for the decline in the credit quality was a result of three consecutive years of weak cash flows due to both low farm commodity prices and unfavorable growing conditions in mid-Michigan. The Corporation tightened its credit granting standards during 2003 and continues to monitor existing relationships for further deterioration.

The allowance to loan losses as a percentage of loans decreased from 1.46% as of December 31, 2003 to 1.42% as of December 31, 2004. Management believes that the allowance for loans is adequate as of December 31, 2004.

                    TABLE 3. SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of loan balances at the end of each year and their daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance that have been expensed.

                                                          Year Ended December 31
                                           ----------------------------------------------------
                                             2004       2003       2002       2001       2000
                                           --------   --------   --------   --------   --------
Amount of loans outstanding
   at the end of year                      $455,234   $426,174   $404,480   $397,864   $403,679
                                           ========   ========   ========   ========   ========
Average gross loans outstanding
   for the year                            $437,438   $404,953   $396,234   $404,586   $380,392
                                           ========   ========   ========   ========   ========
Summary of changes in allowance
   Allowance for loan losses - January 1   $  6,204   $  5,593   $  5,471   $  5,162   $  4,622
      Loans charged off
         Commercial and agricultural            561        578        506        271         65
         Real estate mortgage                     0        117        236         70         58
         Personal                               374        445        460        351        295
                                           --------   --------   --------   --------   --------
            TOTAL LOANS CHARGED OFF             935      1,140      1,202        692        418
   Recoveries
      Commercial and agricultural               191         93        140         35        172
      Real estate mortgage                       62         29         18         41         64
      Personal                                  187        174        141        155        157
                                           --------   --------   --------   --------   --------
            TOTAL RECOVERIES                    440        296        299        231        393
   Net charge offs                              495        844        903        461         25
   Provision charged to income                  735      1,455      1,025        770        565
                                           --------   --------   --------   --------   --------
ALLOWANCE FOR LOAN LOSSES - DECEMBER 31    $  6,444   $  6,204   $  5,593   $  5,471   $  5,162
                                           ========   ========   ========   ========   ========
Ratio of net charge offs during the
   year to average loans outstanding           0.11%      0.21%      0.23%      0.11%      0.01%
                                           ========   ========   ========   ========   ========
Ratio of the allowance for loan losses
   to loans outstanding at year end            1.42%      1.46%      1.38%      1.38%      1.28%
                                           ========   ========   ========   ========   ========

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 2004 and 2003 was 0.72% and 1.29% of total loans, respectively. Average nonperforming loans for the peer group were 0.53%. The peer group is a composite of financial information of all bank holding companies with assets between $500 million and $1 billion; there were 353 bank holding companies in the Corporation's peer group nationwide for the period indicated. The Banks' policies, including a loan considered impaired under Statement of Financial Accounting Standards No. 118, are to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, or a determination that payment in full of interest or principal cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection.

                          TABLE 4. NONPERFORMING LOANS

The following loans are all the credits which require classification for state or federal regulatory purposes:

                                                          December 31
                                          ------------------------------------------
                                           2004     2003     2002     2001     2000
                                          ------   ------   ------   ------   ------
Nonaccrual loans                          $1,900   $4,121   $2,484   $1,346   $  382
Accruing loans past due 90 days or more      702    1,380    1,840    1,219    1,484
Restructured loans                           686       --      479       --       --
                                          ------   ------   ------   ------   ------
   TOTAL NONPERFORMING LOANS              $3,288   $5,501   $4,803   $2,565   $1,866
                                          ======   ======   ======   ======   ======

NONPERFORMING LOANS AS % OF LOANS           0.72%    1.29%    1.19%    0.64%    0.46%
                                          ======   ======   ======   ======   ======

As of December 31, 2004, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

Management's internal analysis of the estimated range for the allowance was $4,135 to $8,088 as of December 31, 2004. In management's opinion, the allowance for loan losses of $6,444 is adequate as of December 31, 2004. Management has allocated, as reflected in Table 5, the allowance for loan losses to the following categories: 36.9% to commercial and agricultural loans; 22.7% to real estate loans; 24.9% to installment loans; 8.6% to impaired loans. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available to fund loan losses without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories:

                                                                       December 31
                      ------------------------------------------------------------------------------------------------------------
                              2004                  2003                  2002                  2001                  2000
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                 % of Each             % of Each             % of Each             % of Each             % of Each
                                  Category              Category              Category              Category              Category
                      Allowance   to Total  Allowance   to Total  Allowance   to Total  Allowance   to Total  Allowance   to Total
                        Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans      Amount     Loans
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Commercial and
   agricultural         $2,381      42.3%     $2,140      41.5%     $1,868      44.1%     $2,081      41.6%     $1,301      39.4%
Real Estate Mortgage     1,463      50.5       1,584      47.8       1,649      45.5       1,408      47.8       1,559      48.5
Installment              1,606       6.6       1,614       9.6       1,679       9.7       1,577      10.5       1,923      12.1
Impaired loans             557       0.6         622       1.1         103       0.7          56       0.1          --        --
Unallocated                437        --         244        --         294        --         349        --         379        --
                        ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
   TOTAL                $6,444     100.0%     $6,204     100.0%     $5,593     100.0%     $5,471     100.0%     $5,162     100.0%
                        ======     =====      ======     =====      ======     =====      ======     ======     ======     =====

NONINTEREST INCOME

Noninterest income consists of trust fees, service charges on deposit accounts, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and other insignificant categories. As is the case for many financial institutions, management believes fee income is increasingly important as a source of net earnings and expects this trend to continue. There was a $2,580 or 24.0% decrease in noninterest income from these sources during 2004. Significant changes during 2004 include a $383 decrease from the sale of title insurance and related services, an $873 decrease in mortgage servicing income, and a $1,614 decrease in gains on the sale of real estate mortgages, offset by a $313 increase in overdraft fees. During 2004, the Corporation had an average investment of $10.1 million in bank-owned life insurance, a $139 increase over 2003. The average net rate earned on the investment was approximately 4.10% in 2004 (versus 4.8% in 2003) and, because of the instruments' tax free accumulation of earnings they have a taxable equivalent rate of 6.22%. The rates on these contracts are adjustable annually on their anniversary date. The investment is placed with five separate insurance companies with S&P ratings of AA+ or better.

Included in noninterest income is a $477 gain from the sale of $55,055 of mortgages during 2004 versus a $2,091 gain on the sale of $195,168 of mortgages during 2003. The Corporation has established a policy that all 30-year fixed rate mortgage loans will be sold. During 2004, most 15-year fixed rate mortgage loans originated were sold on the secondary market. These loans were sold without recourse, with servicing rights retained.

Noninterest income increased $2,642 in 2003 when compared to 2002. Significant changes in 2003 include a $119 increase from the sale of title insurance and related services, a $900 increase in overdraft fees, a $1,095 increase in mortgage servicing fees, a $329 increase in gains on the sale of residential real estate mortgages and a $136 increase in income from bank-owned life insurance.

NONINTEREST EXPENSES

Noninterest expenses decreased $1,307 or 5.5% during 2004. Noninterest expenses net of noninterest income divided by average total assets equaled 2.09% in 2004, 1.95% in 2003, and 2.03% in 2002. The increase in the 2004 ratio was primarily a result of the $1,614 decrease in the gains on the sale of real estate mortgages.

The largest component of noninterest expenses is compensation and benefits expense, which decreased $660 or 4.9%. Salaries decreased $459. Employee benefits decreased $218 in 2004. While there were normal merit and promotional salary increases the net decrease is primarily related to the reduction in compensation related to the decline in mortgage loan activity, as well as a decrease related to a 22.7% decline in medical insurance expenses, both of which were offset by a 13.8% increase in pension expense. Footnote F in the Corporation's Notes to Consolidated Financial Statements includes disclosures regarding the benefit obligations, plan assets, and funding status of the Corporation's Defined Benefit Pension Plan. Over the last three years the plan has experienced an accumulated loss of $318 on the Plan's investments. The entire loss is related to the general decline in market value of stock equity investments. Over the same time period, the actuarial assumption for the long term rate of return on the assets held by the Plan should have produced a return of $1.2 million. Essentially, the actual loss combined with the change in actuarial assumptions related to the benefit obligation has produced a $2.5 million underfunding of the Plan's assets as of December 31, 2004. This shortfall has significantly increased the Corporation's pension expense. During 2004 the Plan experienced a 6.4% return on beginning of the year Plan assets.

Occupancy and furniture and equipment expenses decreased $43 or 1.1% in 2004. The decrease is related to a reduction in depreciation expense. All other operating expenses decreased $604. The most significant decreases are related to donations, offset by an increase in professional services principally associated with SOX mandated compliance efforts. Isabella Bank and Trust contributed approximately $27 in 2004 to the IBT Foundation compared to a contribution of $870 made in 2003. (See Note J to the accompanying Consolidated Financial Statements.)

Noninterest expenses increased $2,806 or 13.5% in 2003. During 2003, compensation and benefits expense increased $2,038, occupancy and furniture and equipment expenses increased $332, and all other operating expenses increased $436.

FEDERAL INCOME TAXES

Federal income tax expense for 2004 was $1,878 or 22.0% of pre-tax income compared to $2,035 or 22.0% of pre-tax income in 2003 and $2,286 or 24.8% in 2002. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note E, Federal Income Taxes, in notes to the accompanying Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Total assets were $678,034 at December 31, 2004, an increase of $13,955 or 2.1% over year end 2003. Asset growth was primarily funded by a $12,929 increase in other borrowed funds, and a $3,658 increase in shareholders' equity. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 2004, the Corporation's net holdings of investment securities decreased $8,591. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity, which are stated at amortized cost, consist mostly of local municipal bond issues, and U.S. Agencies. Securities not classified by management as held to maturity are classified as available-for-sale and are stated at fair value.

                         TABLE 6. INVESTMENT PORTFOLIO

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                          December 31
                                                ------------------------------
                                                  2004       2003       2002
                                                --------   --------   --------
Available for sale
   U.S. Treasury and U.S. government agencies   $ 72,644   $ 89,934   $ 90,974
   States and political subdivisions              84,632     76,656     64,607
   Commercial paper                                4,754      3,242      2,328
                                                --------   --------   --------
      TOTAL                                     $162,030   $169,832   $157,909
                                                ========   ========   ========
Held to maturity
   U.S. Treasury and U.S. government agencies   $      3   $      9   $     74
   States and political subdivisions                 520      1,303      1,662
                                                --------   --------   --------
      TOTAL                                     $    523   $  1,312   $  1,736
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

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2004:

  TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND WEIGHTED AVERAGE
                                     YIELDS

                                                        Maturing
                            --------------------------------------------------------------------
                                                 After One         After Five
                                                  Year But          Years But
                                 Within            Within             Within           After
                                One Year         Five Years         Ten Years        Ten Years
                            ---------------   ---------------   ---------------   --------------
                             Amount   Yield    Amount   Yield    Amount   Yield   Amount   Yield
                            -------   -----   -------   -----   -------   -----   ------   -----
Available for sale
   U.S. Treasury and U.S.
      government agencies   $20,289   3.10%   $30,990   2.76%   $    --       %   $   --
   States and political
      subdivisions            9,416   4.64     44,891   4.64     26,910   4.50     3,415   2.90%
   Mortgage backed               23   2.70     14,281   3.89      7,061   3.60        --     --
   Corporate & other
      securities                 --     --      4,754   3.56         --     --        --     --
                            -------   ----    -------   ----    -------   ----    ------   ----
         TOTAL              $29,728   3.59%   $94,916   3.86%   $33,971   4.31%   $3,415   2.90%
                            =======   ====    =======   ====    =======   ====    ======   ====
Held to maturity
   States and political
      subdivisions          $   195   7.40%   $   200   7.24%   $   125   4.64%   $   --     --%
   Mortgage backed                3   6.56         --     --         --     --        --     --
                            -------   ----    -------   ----    -------   ----    ------   ----
         TOTAL              $   198   7.39%   $   200   7.24%   $   125   4.64%   $   --     --%
                            =======   ====    =======   ====    =======   ====    ======   ====

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

                             TABLE 8. LOAN PORTFOLIO

                                                        December 31
                                   ----------------------------------------------------
                                     2004       2003       2002       2001       2000
                                   --------   --------   --------   --------   --------
Commercial                         $146,152   $129,392   $126,591   $115,457   $109,735
Agricultural                         49,179     52,044     54,788     50,524     49,221
Residential real estate mortgage    229,760    203,769    184,071    190,098    195,841
Installment                          30,143     40,969     39,029     41,785     48,881
                                   --------   --------   --------   --------   --------
   TOTAL LOANS                     $455,234   $426,174   $404,479   $397,864   $403,678
                                   ========   ========   ========   ========   ========

Total loans increased $29,060 in 2004. The increase was primarily in real estate mortgages and commercial loans. As of December 31, 2004, as a percentage of total loans, commercial loans were 32.1%, agricultural were 10.8%, residential real estate mortgages were 50.5%, and installments were 6.6%.

DEPOSITS

Total deposits decreased $3,831 and were $563,876 at year end 2004, a 0.7% decrease from 2003. Average deposits increased 0.6% in 2004 and 4.2% in 2003. During 2004, average noninterest bearing deposits increased 4.7%, interest bearing demand deposits decreased 5.9%, savings deposits increased 11.7%, and time deposits decreased 3.7%. Time deposits over $100 as a percentage of total deposits equaled 12.9% and 12.2% as of December 31, 2004 and 2003, respectively.

                            TABLE 9. AVERAGE DEPOSITS

                                            2004             2003              2002
                                      ---------------   ---------------   ---------------
                                       Amount    Rate    Amount    Rate    Amount    Rate
                                      --------   ----   --------   ----   --------   ----
Noninterest bearing demand deposits   $ 64,531          $ 61,651          $ 59,518
Interest bearing demand deposits       106,471   0.53%   113,206   0.93%    98,478   1.43%
Savings deposits                       157,820   0.55    141,227   0.94    135,792   1.62
Time deposits                          238,323   3.34    247,516   3.73    247,182   4.44
                                      --------          --------          --------
   TOTAL                              $567,145          $563,600          $540,970
                                      ========          ========          ========

       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000

                                   December 31
                           ---------------------------
                             2004      2003      2002
                           -------   -------   -------
Maturity
   Within 3 months         $14,415   $18,068   $21,900
   Within 3 to 6 months     12,762    11,475    15,928
   Within 6 to 12 months    14,216     8,184    18,624
   Over 12 months           31,431    31,746    13,858
                           -------   -------   -------
      TOTAL                $72,824   $69,473   $70,310
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

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income. Total capital increased approximately $3,658 in 2004. The Corporation offers a dividend reinvestment and employee stock purchase plan. Under the provisions of these Plans, the Corporation issued 57,388 shares of common stock generating $2,001 of capital during 2004, and 70,340 shares of common stock generating $2,008 of capital in 2003. In October 2002 the Board of Directors authorized management to repurchase up to $2.0 million of the Corporation's common stock. A total of 4,571 shares were repurchased in 2004 at an average price of $42 per share. Accumulated other comprehensive income decreased $1,726 and consists of a $1,738 decrease in unrealized gain on available-for-sale investment securities reduced by a gain of $12 related to the recognition of a decrease in the additional minimum pension liability.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 11.2% at year end 2004. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2004:

                 Percentage of Capital to Risk Adjusted Assets:

                    Required   IBT Bancorp
                    --------   -----------
Equity Capital        4.00%       15.14%
Secondary Capital     4.00         1.25
                     -----        -----
Total Capital         8.00%       16.39%
                     =====        =====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Banks. At December 31, 2004, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note M of the Notes to the accompanying Consolidated Financial Statements, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available-for-sale investment securities.

As of December 31, 2004 and 2003, cash and cash equivalents equaled 3.1% and 4.7%, respectively, of total assets. Net cash provided from operations was $12,742 in 2004 and $19,864 in 2003. Net cash provided by financing activities equaled $7,837 in 2004 and $5,511 in 2003. The Corporation's investing activities used cash amounting to $31,037 in 2004 and $48,594 in 2003. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $10,458 decrease in 2004 and a $23,219 decrease in 2003.

In addition to cash and cash equivalents, available-for-sale investment securities are another source of liquidity. Securities available for sale equaled $162,030 as of December 31, 2004 and $169,832 as of December 31, 2003. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $455,234 in total loans, $94,363 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,398 that are included in the 0 to 3 month time frame. Money market accounts reprice monthly and are included in the 0 to 3 month time frame.

Passbook savings, statement savings, and NOW accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2004, the Corporation had $8,941 more in liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

                       TABLE 11. INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2004. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                                0 to 3     4 to 12     1 to 5     Over 5
                                                Months     Months       Years     Years
                                               --------   --------    --------   -------
Interest Sensitive Assets
   Investment securities                       $  3,947   $ 11,093    $ 91,290   $56,223
   Loans                                        119,069     43,191     249,905    41,169
                                               --------   --------    --------   -------
      TOTAL                                    $123,016   $ 54,284    $341,195   $97,392
                                               ========   ========    ========   =======

Interest Sensitive Liabilities
   Borrowed funds                              $  3,504   $     --    $ 18,166   $ 9,312
   Time deposits                                 35,363     83,825     112,223     2,852
   Savings                                        2,174      6,681      59,007     2,010
   Interest bearing demand                       27,457     27,237     136,772     2,539
                                               --------   --------    --------   -------
      TOTAL                                    $ 68,498   $117,743    $326,168   $16,713
                                               ========   ========    ========   =======

Cumulative gap (deficiency)                    $ 54,518   $ (8,941)   $  6,086   $86,765
Cumulative gap (deficiency) as a % of assets       8.04%     (1.32)%      0.90%    12.80%

              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2004. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                             Due in
                                               1 Year    1 to 5    Over 5
                                              or Less     Years     Years     Total
                                              -------   --------   ------   --------
Commercial and agricultural                   $55,680   $133,398   $6,253   $195,331
                                              =======   ========   ======   ========

Interest Sensitivity:
   Loans maturing after one year that have:
      Fixed interest rates                              $108,588    $3,879
      Variable interest rates                             24,810     2,374
                                                        --------    ------
         TOTAL                                          $133,398    $6,253
                                                        ========    ======

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

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2004 the Corporation's net interest income would increase during a period of increasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2004 and 2003. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK

                                                                                                                     Fair Value
                                            2005       2006      2007      2008      2009    Thereafter     Total     12/31/04
                                          --------   -------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets          $    199                                                        $    199    $    199
      Average interest rates                  3.79%                                                           3.79%
   Fixed interest rate securities         $ 15,039   $26,096   $32,359   $24,812   $ 8,024    $56,223     $162,553    $162,567
      Average interest rates                  3.87%     3.17%     2.99%     3.25%     3.81%      3.72%        3.43%
   Fixed interest rate loans              $ 69,428   $53,281   $69,581   $58,933   $68,047    $41,601     $360,871    $326,590
     Average interest rates                   6.44%     6.31%     6.08%     6.10%     5.81%      5.25%        6.04%
   Variable interest rate loans           $ 64,199   $ 4,434   $ 8,054   $ 8,481   $ 6,320    $ 2,875     $ 94,363    $ 94,363
      Average interest rates                  6.22%     6.28%     6.30%     6.01%     6.32%      8.65%        6.29%

Rate sensitive liabilities
   Borrowed funds                         $  3,504   $10,500   $ 4,166   $     0   $ 3,500    $ 9,312     $ 30,982    $ 26,466
      Average interest rates                  2.19%     3.86%     3.49%     0.00%     3.66%      5.16%        3.99%
   Savings and NOW accounts               $ 63,549   $56,872   $73,117   $36,878   $28,915    $ 4,547     $263,878    $263,876
      Average interest rates                  1.09%     0.56%     0.50%     0.35%     0.73%      0.55%        0.66%
   Fixed interest rate time deposits      $118,333   $46,859   $34,415   $17,600   $12,805    $ 2,852     $232,864    $219,135
      Average interest rates                  3.01%     3.87%     3.91%     3.43%     3.51%      4.11%        3.39%
   Variable interest rate time deposits   $    855   $   543                                              $  1,398    $  1,398
      Average interest rates                  2.02%     2.01%                                                 2.02%


                                                                                                                      Fair Value
                                            2004       2005      2006      2007      2008     Thereafter     Total     12/31/03
                                          --------   -------   -------   -------   --------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets          $  5,400   $    99        --        --         --         --     $  5,499    $  5,499
      Average interest rates                  1.03%     2.67%       --        --         --         --         1.06%
   Fixed interest rate securities         $ 50,268   $33,303   $24,377   $14,790    $ 6,316    $42,090     $171,144    $171,181
      Average interest rates                  3.61%     2.87%     3.09%     3.18%      3.69%      4.42%        3.56%
  Fixed interest rate loans               $ 99,216   $71,181   $69,309   $24,607    $43,471    $29,775     $337,559    $340,558
      Average interest rates                  6.74%     7.11%     6.17%     6.57%      6.10%      4.97%        6.45%
   Variable interest rate loans           $ 62,619   $ 6,722   $ 6,227   $ 4,802    $ 6,724    $ 1,521     $ 88,615    $ 88,615
      Average interest rates                  5.54%     5.62%     5.52%     5.49%      5.06%      4.55%        5.49%

Rate sensitive liabilities
   Borrowed funds                         $  1,552   $ 1,053   $    53   $    53    $ 5,053    $10,289     $ 18,053    $ 19,118
      Average interest rates                  0.86%     5.01%     4.16%     4.16%      5.08%      4.35%        4.29%
   Savings and NOW accounts               $154,490   $22,778   $18,518   $15,160    $14,018    $36,305     $261,269    $261,268
      Average interest rates                  0.76%     0.76%     0.78%     0.69%      0.48%      0.43%        0.70%
   Fixed interest rate time deposits      $110,188   $52,683   $33,216   $27,802    $11,803    $   841     $236,533    $243,094
      Average interest rates                  2.33%     4.73%     4.48%     4.20%      3.47%      7.95%        3.46%
   Variable interest rate time deposits   $  1,048   $   448   $     0   $   182    $   467    $     0     $  2,145    $  2,145
      Average interest rates                  1.24%     1.24%       --        --       3.52%        --         1.63%

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results is included in the Corporation's filings with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and the report of the independent registered public accounting firm are set forth on pages 28 through 53 of this report:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Changes in Shareholders' Equity
     Consolidated Statements of Income
     Consolidated Statements of Comprehensive Income
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations are set forth under the table headed "Summary of Selected Financial Data" on Page 12 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
IBT Bancorp, Inc.
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT Bancorp, Inc. as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IBT Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

                               REHMANN ROBSON P.C.

Saginaw, Michigan
February 15, 2005

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             DECEMBER 31
                                                         -------------------
                                                           2004       2003
                                                         --------   --------
ASSETS
   Cash and cash equivalents                             $ 20,760   $ 25,918
   Federal funds sold                                          --      5,300
                                                         --------   --------
            CASH AND CASH EQUIVALENTS                      20,760     31,218
   Investment securities
      Securities available for sale (amortized cost of
         $161,561 in 2004 and $166,730 in 2003)           162,030    169,832
      Securities held to maturity (fair value of
         $537 in 2004 and $1,349 in 2003)                     523      1,312
                                                         --------   --------
            TOTAL INVESTMENT SECURITIES                   162,553    171,144

   Mortgage loans available-for-sale                        2,339      4,315
   Loans (net of the allowance for loan losses)           446,451    415,655

   Premises and equipment                                  18,533     15,785
   Bank-owned life insurance                               10,168     10,029
   Accrued interest receivable                              4,315      4,534
   Acquisition intangibles and goodwill, net                3,347      3,440
   Other assets                                             9,568      7,959
                                                         --------   --------
            TOTAL ASSETS                                 $678,034   $664,079
                                                         ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                $ 65,736   $ 67,760
      NOW accounts                                        101,362    117,560
      Certificates of deposit and other savings           323,954    312,914
      Certificates of deposit over $100                    72,824     69,473
                                                         --------   --------
            TOTAL DEPOSITS                                563,876    567,707
   Other borrowed funds                                    30,982     18,053
   Accrued interest and other liabilities                  10,582      9,383
                                                         --------   --------
            TOTAL LIABILITIES                             605,440    595,143
   Shareholders' equity
      Common stock -- no par value;
         10,000,000 shares authorized;
         4,896,412 shares issued and outstanding
         (4,403,404 shares at December 31, 2003)           66,908     47,491
   Retained earnings                                        6,590     20,623
   Accumulated other comprehensive (loss) income             (904)       822
                                                         --------   --------
            TOTAL SHAREHOLDERS' EQUITY                     72,594     68,936
                                                         --------   --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $678,034   $664,079
                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                         YEAR ENDED DECEMBER 31
                                                  ------------------------------------
                                                     2004         2003         2002
                                                  ----------   ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                    4,403,404    4,336,283    3,884,985
   10% stock dividend                                440,191           --      388,758
   Issuance of common stock                           57,388       70,340       81,326
   Common stock repurchased                           (4,571)      (3,219)     (18,786)
                                                  ----------   ----------   ----------
         BALANCE END OF YEAR                       4,896,412    4,403,404    4,336,283
                                                  ==========   ==========   ==========

COMMON STOCK
   Balance at beginning of year                   $   47,491   $   45,610   $   31,017
   10% stock dividend                                 17,608           --       12,829
   Issuance of common stock                            2,001        2,008        2,383
   Common stock repurchased                             (192)        (127)        (619)
                                                  ----------   ----------   ----------
         BALANCE END OF YEAR                          66,908       47,491       45,610
RETAINED EARNINGS
   Balance at beginning of year                       20,623       16,299       24,788
   Net income                                          6,645        7,205        6,925
   10% stock dividend                                (17,608)          --      (12,829)
   Cash dividends ($0.63 per share in 2004,
      $0.60 in 2003, and $0.55 in 2002)               (3,070)      (2,881)      (2,585)
                                                  ----------   ----------   ----------
         BALANCE END OF YEAR                           6,590       20,623       16,299

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
   Balance at beginning of year                          822        1,548        1,023
   Other comprehensive (loss) income                  (1,726)        (726)         525
                                                  ----------   ----------   ----------
         BALANCE END OF YEAR                            (904)         822        1,548
         TOTAL SHAREHOLDERS' EQUITY END OF YEAR   $   72,594   $   68,936   $   63,457
                                                  ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                                                  YEAR ENDED DECEMBER 31
                                                               ---------------------------
                                                                 2004      2003      2002
                                                               -------   -------   -------
INTEREST INCOME
   Loans, including fees                                       $27,801   $29,193   $31,527
   Investment securities
      Taxable                                                    3,841     4,588     4,362
      Tax exempt                                                 2,116     2,004     1,849
   Federal funds sold and other                                     63       193       423
                                                               -------   -------   -------
            TOTAL INTEREST INCOME                               33,821    35,978    38,161
                                                               -------   -------   -------
INTEREST EXPENSE
   Deposits                                                      9,391    11,610    14,578
   Borrowings                                                    1,066       840       678
                                                               -------   -------   -------
            TOTAL INTEREST EXPENSE                              10,457    12,450    15,256
                                                               -------   -------   -------
            NET INTEREST INCOME                                 23,364    23,528    22,905
Provision for loan losses                                          735     1,455     1,025
                                                               -------   -------   -------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    22,629    22,073    21,880

NONINTEREST INCOME
   Service charges and fees                                      4,735     5,141     2,681
   Title insurance revenue                                       1,957     2,340     2,221
   Gain on sale of mortgage loans                                  477     2,091     1,762
   Other                                                           996     1,173     1,439
                                                               -------   -------   -------
            TOTAL NONINTEREST INCOME                             8,165    10,745     8,103

NONINTEREST EXPENSES
   Compensation and benefits                                    12,685    13,345    11,307
   Occupancy                                                     1,504     1,471     1,422
   Furniture and equipment                                       2,484     2,560     2,277
   Charitable donations                                            109     1,158       815
   Other                                                         5,489     5,044     4,951
                                                               -------   -------   -------
            TOTAL NONINTEREST EXPENSES                          22,271    23,578    20,772
                                                               -------   -------   -------
            INCOME BEFORE FEDERAL INCOME TAXES                   8,523     9,240     9,211
   Federal income taxes                                          1,878     2,035     2,286
                                                               -------   -------   -------
            NET INCOME                                         $ 6,645   $ 7,205   $ 6,925
                                                               =======   =======   =======
Net income per basic share of common stock                     $  1.36   $  1.50   $  1.46
                                                               =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                  YEAR ENDING DECEMBER 31
                                                                ---------------------------
                                                                  2004      2003      2002
                                                                -------   -------   -------
NET INCOME                                                      $ 6,645   $ 7,205   $ 6,925
                                                                -------   -------   -------
Other comprehensive (loss) income before income taxes
   Unrealized (losses) gains on securities available for sale
      Unrealized holding (loss) gain arising during year         (2,527)   (1,223)    2,861
      Reclassification adjustment for realized gain
         included in net income                                    (106)      (85)       (2)
      Minimum pension liability adjustment                           18       208    (2,063)
                                                                -------   -------   -------
Other comprehensive (loss) income before income
   tax benefit (expense)                                         (2,615)   (1,100)      796
Income tax benefit (expense) related to
   other comprehensive (loss) income                                889       374      (271)
                                                                -------   -------   -------
OTHER COMPREHENSIVE (LOSS) INCOME                                (1,726)     (726)      525
                                                                -------   -------   -------
         COMPREHENSIVE INCOME                                   $ 4,919   $ 6,479   $ 7,450
                                                                =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                          YEAR ENDED DECEMBER 31
                                                                      ------------------------------
                                                                        2004       2003       2002
                                                                      --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $  6,645   $  7,205   $  6,925
   Reconciliation of net income to net cash provided by operations
      Provision for loan losses                                            735      1,455      1,025
      Depreciation                                                       1,552      1,703      1,647
      Net amortization on investment securities                          1,558      1,592      1,006
      Realized gain on sales of investment securities                     (106)       (85)        (2)
      Amortization and impairment of mortgage servicing rights             135        643        994
      Increase in cash surrender value of life insurance                  (427)      (608)      (472)
      Amortization of acquisition intangibles                               93         94         94
      Deferred income taxes (benefit)                                      305        (41)      (276)
      Gain on sale of mortgage loans                                      (477)    (2,091)    (1,762)
      Net change in loans held for sale                                  2,453     11,168     (3,369)
      Decrease in accrued interest receivable                              219        363         64
      Increase in other assets                                          (1,235)    (1,008)    (1,959)
      Increase (decrease) in accrued interest and other liabilities      1,292       (526)     2,207
                                                                      --------   --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                      12,742     19,864      6,122

CASH FLOWS FROM INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                      72,633     49,776     40,021
      Purchases                                                        (68,892)   (64,710)   (93,225)
   Activity in held-to-maturity securities
      Maturities and calls                                                 765        620      1,386
   Net increase in loans                                               (31,531)   (31,615)    (2,388)
   Purchases of premises and equipment                                  (4,300)    (3,018)    (2,107)
   Acquisition of title office                                              --        (36)       (25)
   Redemption (purchase) of cash value life insurance                      288        389       (300)
                                                                      --------   --------   --------
         NET CASH USED IN INVESTING ACTIVITIES                         (31,037)   (48,594)   (56,638)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in noninterest bearing deposits              (2,024)     4,654      1,086
   Net (decrease) increase in interest bearing deposits                 (1,807)     1,597     44,129
   Net increase in borrowings                                           12,929        260      5,897
   Cash dividends                                                       (3,070)    (2,881)    (2,585)
   Proceeds from issuance of common stock                                2,001      2,008      1,583
   Common stock repurchases                                               (192)      (127)      (619)
                                                                      --------   --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,837      5,511     49,491
   DECREASE IN CASH AND CASH EQUIVALENTS                               (10,458)   (23,219)    (1,025)
Cash and cash equivalents beginning of year                             31,218     54,437     55,462
                                                                      --------   --------   --------
         CASH AND CASH EQUIVALENTS END OF YEAR                        $ 20,760   $ 31,218   $ 54,437
                                                                      ========   ========   ========
Supplemental cash flows information:
   Federal income taxes paid                                          $  2,569   $  2,034   $  2,774
   Interest paid                                                        10,420     12,450     15,312

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

NATURE OF OPERATIONS: IBT Bancorp is a Financial Service Holding Company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiaries, Isabella Bank and Trust and Farmers State Bank of Breckenridge, offer banking services through 20 locations, 24-hour banking services locally and nationally through shared automatic teller machines, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Banks' principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of foreclosed real estate, management obtains independent appraisals for significant properties.

SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK. Most of the Corporation's activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate or are made to finance agricultural production. Other than these types of loans, there is no significant concentration to any other industry, customer or depositor.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, the Corporation considers cash on hand, demand deposits due from banks, and federal funds sold as cash and cash equivalents. Generally, federal funds are sold for a one day period. The Corporation maintains deposit accounts in various financial institutions which at times may exceed federally insured limits or are not insured.

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

The amortized cost of debt securities classified as either held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts over the period to maturity and is computed using a method that approximates the level yield method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are determined to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers 1) the length of time and extent to which the fair value has been less than cost, 2) the financial condition and near-term prospects of the issuer and
3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains or losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method.

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

LOANS AND RELATED INCOME: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the constant yield method.

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

MORTGAGE BANKING ACTIVITIES: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Gains or losses on sales of such loans are recognized when control over the assets has been surrendered, generally at the time of sale, and are determined by the difference between the net sales proceeds and the unpaid principal balance of the loans sold, adjusted for any yield differentials, servicing fees, and servicing costs applicable to future years. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income.

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

Servicing fee income is earned for servicing loans for others. The fees are based on a contracted percentage of the outstanding principal, or a fixed amount per loan, and are recognized as revenue when received. The amortization of mortgage servicing rights is netted against loan servicing fee income for presentation purposes.

TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including held for sale mortgage loans, as described above, and participation loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been isolated from the Banks, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets and 3) the Banks do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

OTHER REAL ESTATE OWNED: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling costs at the date of transfer. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment loses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less costs to sell.

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. For financial reporting purposes, the provision for depreciation is computed principally by the straight line method based upon the useful lives of the assets which generally range from 5 to 30 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized. Management annually reviews these assets to determine whether carrying values have been impaired.

A summary of premises and equipment at December 31 follows:

                                  2004      2003
                                -------   -------
Land                            $ 3,027   $ 2,617
Buildings and improvements       11,054    10,685
Equipment                        20,614    17,146
                                -------   -------
                                 34,695    30,448
Less accumulated depreciation    16,162    14,663
                                -------   -------
NET PREMISES AND EQUIPMENT      $18,533   $15,785
                                =======   =======

Depreciation expense was $1,552, $1,703 and $1,647 in 2004, 2003, and 2002,
respectively.

RESTRICTED INVESTMENTS: Included in other assets are restricted securities of $2,910 in 2004 and $2,720 in 2003. Restricted securities include the stock of the Federal Reserve Bank and the Federal Home Loan Bank and have no contractual maturity.

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

ACQUISITION INTANGIBLES AND GOODWILL: Isabella Bank and Trust previously acquired branch facilities and related deposits in a business combination accounted for as a purchase. The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). The core deposit intangible is included in other assets and is being amortized on the straight line basis over nine years, the expected life of the acquired relationship. Goodwill is included in other assets and is not amortized but is evaluated for impairment at least annually.

OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.

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

PER SHARE AMOUNTS: Net income per share amounts are computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the stock dividend paid February 19, 2004. The weighted average numbers of common shares outstanding were 4,858,714 in 2004; 4,790,986 in 2003; and 4,721,714 in 2002.

RECLASSIFICATIONS: Certain amounts reported in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS: In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R "Stock Based Compensation" which will require the measurement of the cost of employee services received in exchange for an award of common stock options as compensation expense in the consolidated statements of income using the fair value method. Publicly held entities will begin reporting these costs in the third quarter of 2005. The effect of implementing this new standard will not initially impact reported earnings per share since the Corporation does not currently use options as a component of employee compensation.

In 2003, the Emerging Issues Task force (EITF) released Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and It's Applications to Certain Investments, which provides guidance for reporting equity securities whose fair value is not readily determinable (that is, equity securities that are outside the scope of FASB Statement No. 115) if those securities are reported at cost. Issue No. 03-1 refers to those equity securities as cost method investments. Issue No. 03-1 describes the three steps a financial institution should take to assess whether a cost method investment is impaired and, if it is, whether a loss should be recognized. The recognition and measurement requirements of Issue No. 03-1 were effective for the third quarter ended September 30, 2004. The impact on the carrying value of the Corporation's investments in implementing Issue No. 03-1 was not significant.

NOTE B - INVESTMENT SECURITIES

The following is a summary of securities available for sale and held to maturity:

                                     Gross        Gross
                                   Amortized   Unrealized   Unrealized     Fair
                                     Cost         Gains       Losses       Value
                                   ---------   ----------   ----------   --------
DECEMBER 31, 2004
   Securities available for sale
      U.S. Treasury and U.S.
         government agencies        $ 73,176     $  149      $  (681)    $ 72,644
      States and political
         subdivisions                 83,619      1,433         (420)      84,632
      Commercial paper                 4,766         31          (43)       4,754
                                    --------     ------      -------     --------
            TOTAL                   $161,561     $1,613      $(1,144)    $162,030
                                    ========     ======      =======     ========
   Securities held to maturity
      U.S. Treasury and U.S.
         government agencies        $      3     $   --      $    --     $      3
      States and political
         subdivisions                    520         18           (4)         534
                                    --------     ------      -------     --------
            TOTAL                   $    523     $   18      $    (4)    $    537
                                    ========     ======      =======     ========

                                     Gross        Gross
                                   Amortized   Unrealized   Unrealized     Fair
                                     Cost         Gains       Losses       Value
                                   ---------   ----------   ----------   --------
DECEMBER 31, 2003
   Securities available for sale
      U.S. Treasury and U.S.
         government agencies        $ 88,802     $1,256       $(124)     $ 89,934
      States and political
         subdivisions                 74,717      2,183        (244)       76,656
      Commercial paper                 3,211         31          --         3,242
                                    --------     ------       -----      --------
            TOTAL                   $166,730     $3,470       $(368)     $169,832
                                    ========     ======       =====      ========
   Securities held to maturity
      U.S. Treasury and U.S.
         government agencies        $      9     $   --       $  --      $      9
      States and political
         subdivisions                  1,303         37          --         1,340
                                    --------     ------       -----      --------
            TOTAL                   $  1,312     $   37          --      $  1,349
                                    ========     ======       =====      ========

The following table summarizes the fair value, gross realized gains, and gross realized losses on sales of securities available for sale.

                                                           2004      2003     2002
                                                         -------   -------   ------
Fair value of securities sold on the date of sale        $45,044   $16,874   $2,066
Gross realized gains
   US Treasury, US government agencies and comm. paper       129        85        2
Gross realized losses
   US Treasury, US Government agencies and municipals         23        --       --

The following table shows the amortized cost and estimated fair value of securities owned at December 31, 2004 by contractual maturity. Mortgage-backed securities have been aggregated and disclosed separately rather than allocated over several maturity groupings, since they lack a single maturity date and because the borrowers retain the right to prepay the obligations. Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalty.

                                   Available for Sale     Held to Maturity
                                  --------------------   ------------------
                                  Amortized     Fair     Amortized    Fair
                                     Cost      Value        Cost     Value
                                  ---------   --------   ---------   ------
Due within one year or less        $ 29,707   $ 29,705      $195      $198
Due after 1 year thru 5 years        80,607     80,635       200       215
Due after 5 years thru 10 years      26,380     26,910       125       121
Due after 10 years                    3,398      3,415        --        --
                                   --------   --------       ---      ----
   Subtotal                         140,092    140,655       520       534
Mortgage backed securities           21,469     21,365         3         3
                                   --------   --------      ----      ----
      TOTAL                        $161,561   $162,030      $523      $537
                                   ========   ========      ====      ====

Investment securities with carrying values of approximately $19,989 and $7,087 were pledged to secure public deposits and for other purposes as necessary or required by law at December 31, 2004 and 2003, respectively.

NOTE C - LOANS

The Banks grant commercial, agricultural, consumer and residential loans to customers situated primarily in Isabella, Gratiot, Mecosta, Southwestern Midland, Western Saginaw, Northern Montcalm and Southern Clare counties in mid-Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, and general economic conditions of this region. Substantially all of the consumer and residential mortgage loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets and personal guarantees; a portion of loans are unsecured.

A summary of the major classifications of loans is as follows:

                                                   DECEMBER 31
                                              -------------------
Mortgage loans on real estate                   2004       2003
                                              --------   --------
   Residential 1-4 family                     $152,706   $143,669
   Commercial                                   96,739     91,001
   Agricultural                                 32,383     29,311
   Construction                                 35,384     24,287
   Second mortgages                             17,143     16,783
   Equity lines of credit                       22,188     14,715
                                              --------   --------
      Total Mortgage loans                     356,543    319,766

Commercial & Agricultural loans
   Commercial loans                             49,413     38,391
   Agricultural Other                           16,796     22,733
                                              --------   --------
      Total Commercial & Agricultural loans     66,209     61,124

Consumer installment loans
   Personal                                     28,463     39,166
   Credit cards                                  1,680      1,803
                                              --------   --------
      Total Consumer installment loans          30,143     40,969

Total loans                                    452,895    421,859
      Less: Allowance for Loan Losses           (6,444)    (6,204)
                                              --------   --------
      Loans, Net                              $446,451   $415,655
                                              ========   ========

A summary of changes in the allowance for loan losses follows:

                                    Year Ended December 31:
                                 ---------------------------
                                  2004       2003      2002
                                 -------   -------   -------
Balance at beginning of year     $ 6,204   $ 5,593   $ 5,471
   Loans charged off                (935)   (1,140)   (1,202)
   Recoveries                        440       296       299
   Provision charged to income       735     1,455     1,025
                                 -------   -------   -------
      BALANCE AT END OF YEAR     $ 6,444   $ 6,204   $ 5,593
                                 =======   =======   =======

The following is a summary of information pertaining to impaired loans at December 31:

                                                 2004     2003     2002
                                                ------   ------   ------
Impaired loans without a valuation allowance    $1,786   $1,836   $1,085
Impaired loans with a valuation allowance          448    2,787    1,639
                                                ------   ------   ------
Total impaired loans                            $2,234   $4,623   $2,724
                                                ======   ======   ======
Valuation allowance related to impaired loans   $  304   $  622   $  103
                                                ======   ======   ======
Average investment in impaired loans            $2,949   $5,155   $2,968
                                                ======   ======   ======

Interest income recognized on impaired loans was not significant during any of the three years ended December 31, 2004. No additional funds are committed to be advanced in connection with impaired loans.

Certain directors and executive officers (including their families and companies in which they have 10% or more ownership) of the Corporation and the Banks were loan customers of the Banks. Total loans to these customers aggregated $9,505 and $8,414 at December 31, 2004 and 2003, respectively. During 2004, $5,696 of new loans were made and repayments totaled $4,605.

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $253,282, $245,709 and $208,432 at December 31, 2004, 2003, and 2002 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the carrying value of mortgage servicing rights included in other assets as of December 31:

                                          2004      2003     2002
                                        -------   -------   ------
Balance at beginning of year            $ 1,714   $   511   $  402
Mortgage servicing rights capitalized     2,633     3,369    1,632
Accumulated amortization                 (2,279)   (1,955)    (885)
Impairment valuation allowance              (22)     (211)    (638)
                                        -------   -------   ------
   BALANCE AT END OF YEAR               $ 2,046   $ 1,714   $  511
                                        =======   =======   ======

Activity in the impairment valuation allowance consisted of reductions of $189 and $427 for the years ended December 31, 2004 and 2003, respectively while in 2002 additions amounted to $467.

NOTE D - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. The Corporation utilizes quoted market prices, where available, to compute the fair value of its financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. These include, among other elements, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items. Accordingly, the aggregate of the fair value amounts presented are not necessarily indicative of the underlying value of the Corporation.

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

Mortgage loans held for sale: Fair values are based on commitments on hand from investors or prevailing market prices.

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

Borrowed funds: The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair value. The fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Off-balance-sheet credit-related instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties' credit standings. The Corporation does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.

The following sets forth the estimated fair value and recorded carrying values of the Corporation's financial instruments as of December 31:

                                              2004                         2003
                                    -------------------------   -------------------------
                                    Estimated Fair   Carrying   Estimated Fair   Carrying
                                         Value         Value         Value         Value
                                    --------------   --------   --------------   --------
ASSETS
Cash and demand deposits due
   from banks                          $ 20,760      $ 20,760      $ 25,918      $ 25,918
Federal funds sold                            0             0         5,300         5,300
Investment securities                   162,567       162,553       171,181       171,144
Mortgage loans available for sale         2,334         2,339         4,343         4,315
Net loans                               412,175       446,451       417,984       415,655
Accrued interest receivable               4,315         4,315         4,534         4,534
Mortgage servicing rights                 2,848         2,046         2,565         1,714

LIABILITIES
Deposits with no stated
   maturities                           329,612       329,612       329,029       329,029
Deposits with stated maturities         220,533       234,264       245,239       238,678
Borrowed funds                           26,466        30,982        19,118        18,053
Accrued interest payable                    702           702           830           830

NOTE E - FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as of December 31:

                                                           2004     2003
                                                          ------   ------
Deferred tax assets
   Allowance for loan losses                              $1,411   $1,379
   Deferred directors' fees                                  886      735

   Employee benefit plans                                    756      755
   Core deposit premium and acquisition expenses             107      192
   Net unrealized loss on minimum pension liability          625      631
   Other                                                      63      186
                                                          ------   ------
      TOTAL DEFERRED TAX ASSETS                            3,848    3,878
                                                          ------   ------
Deferred tax liabilities
   Premises and equipment                                    745      494
   Accretion on securities                                    19       32
   Net unrealized gain on available-for-sale securities      160    1,055
   Other                                                     181      138
                                                          ------   ------
      TOTAL DEFERRED TAX LIABILITIES                       1,105    1,719
                                                          ------   ------
         NET DEFERRED TAX ASSETS                          $2,743   $2,159
                                                          ======   ======

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

                                         2004     2003     2002
                                        ------   ------   ------
Current                                 $1,573   $2,076   $2,562
Deferred (benefit)                         305      (41)    (276)
                                        ------   ------   ------
   PROVISION FOR FEDERAL INCOME TAXES   $1,878   $2,035   $2,286
                                        ======   ======   ======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the year ended December 31:

                                                           2004      2003      2002
                                                         -------   -------   -------
Income taxes at statutory rate                           $ 2,898   $ 3,142   $ 3,132
Effect of nontaxable income and nondeductible expenses    (1,020)   (1,107)     (846)
                                                         -------   -------   -------
   PROVISION FOR FEDERAL INCOME TAXES                    $ 1,878   $ 2,035   $ 2,286
                                                         =======   =======   =======

NOTE F - BENEFIT PLANS

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

The Corporation uses a January 1, 2004 measurement date for this pension plan.

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                            2004       2003       2002
                                                          -------    -------    -------
Change in projected benefit obligation
   Benefit obligation January 1                           $ 8,083    $ 6,949    $ 5,870

      Service cost                                            410        391        297
      Interest cost                                           518        463        425
      Actuarial loss                                          144        687        634
      Benefits paid                                          (372)      (407)      (277)
                                                          -------    -------    -------
         BENEFIT OBLIGATION, DECEMBER 31                  $ 8,783    $ 8,083    $ 6,949
                                                          =======    =======    =======

   Change in plan assets
      Fair value of plan assets, January 1                $ 5,427    $ 4,830    $ 5,259
      Investment return (loss)                                348        479       (509)
      Corporation contribution                                908        525        357
      Benefits paid                                          (372)      (407)      (277)
                                                          -------    -------    -------
         FAIR VALUE OF PLAN ASSETS, DECEMBER 31           $ 6,311    $ 5,427    $ 4,830
                                                          =======    =======    =======
   Reconciliation of funded status
      Funded status                                       $(2,472)   $(2,656)   $(2,119)
      Unrecognized net transition asset                        --         --        (22)
      Unrecognized prior service cost                          76         94        113
      Unrecognized net loss from experience
         different than that assumed and
         effects of changes in assumptions                  4,146      4,254      3,843
            Additional minimum pension liability           (1,915)    (1,951)    (2,176)
                                                          -------    -------    -------
               ACCRUED BENEFIT COST                       $  (165)   $  (259)   $  (361)
                                                          =======    =======    =======

The accumulated benefit obligation was $6,476, and $5,686 at December 31, 2004, and 2003, respectively, resulting in a minimum pension liability at those dates of $165 and $259.

An adjustment to record the additional minimum pension liability as of December 31, 2004 and 2003 was established by the recording of an intangible pension asset of $76 and $94, and a credit to other comprehensive income of $16 and $208 in 2004 and 2003, respectively.

The net amount recognized in the consolidated balance sheets consists of the following accounts at December 31:

                                        Pension Benefits
                                       -----------------
                                         2004      2003
                                       -------   -------
Accrued benefit cost                   $  (165)  $  (259)
Intangible asset                            76        94
Accumulated other comprehensive loss     1,839     1,855
                                       -------   -------
Net amount recognized                  $ 1,750   $ 1,690
                                       =======   =======

                                       Pension Benefits
                                       -----------------
                                         2004      2003
                                       -------   -------
Decrease in minimum pension
liability included as a reduction of
other comprehensive loss               $    18   $   208
                                       =======   =======

Net pension expense consists of the following components for the year ended December 31:

                                                   2004    2003    2002
                                                  -----   -----   -----
Service cost on benefits earned for
services rendered during the year                 $ 518   $ 391   $ 297

Interest cost on projected benefit
   obligation                                       501     463     425
Expected return on plan assets                     (430)   (390)   (409)
Amortization of unrecognized transition asset        --     (22)    (22)
Amortization of unrecognized prior service cost      18      18      18
Amortization of unrecognized actuarial net loss     213     188     113
                                                  -----   -----   -----
   NET PENSION EXPENSE                            $ 820   $ 648   $ 422
                                                  =====   =====   =====

Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

                                          2004   2003   2002
                                          ----   ----   ----
Weighted average discount rate            6.25%  6.25%  6.75%
Rate of increase in future compensation   4.50%  4.50%  4.50%
Expected long-term rate of return         8.00%  8.00%  8.00%

The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

                                           2004   2003   2002
                                           ----   ----   ----
Discount rate                              6.75%  6.75%  7.25%
Expected long-term return on plan assets   8.00%  8.00%  8.00%
Rate of compensation increase              4.50%  4.50%  4.50%

The discount rate was unchanged in 2004 from 2003. The rate decreased in 2003 to 6.75% from 7.25% in 2002 to reflect lower rates of return on high quality fixed income investments. The expected long term rate of return is based on the Corporation's actual recommended rate. The factors used to establish the rate include historical plan performance, comparison of rates used by similar plans with similar asset allocations, and historical performance of long-term investments.

The Corporation's pension plan weighted-average asset allocations by asset category are as follows at December 31:

                     2004     2003
                    ------   ------
Asset Category
Equity securities     51.5%    55.2%
Debt securities       33.9%    21.4%
Other                 14.6%    23.4%
                    ------   ------
Total               100.00%  100.00%
                    ======   ======

Debt securities include certificates of deposit with the Banks in the amounts of $1,082 (17% of total plan assets) and $1,000 (18% of total plan assets) at December 31, 2004 and 2003, respectively. Also included in other is $881 (14% of total plan assets) of funds in a money market account with Isabella Bank and Trust as of December 31, 2004.

The Corporation's investment policy for the benefit plan includes asset holdings in publicly traded equities, U.S. Government agency obligations and investment grade corporate and municipal bonds. The policy restricts equity investment to less than 20% of equity investments in any sector and to less than 4% of plans assets in any one company. The Corporation's weighted asset allocations in 2004 and 2003 were as follows:

Equity securities   55% to 65%
Debt securities     25% to 35%
Real estate              0.00%
Other                      15%

The plan's investment in equity securities in 2004 were less than the 55% minimum established in the Corporation's investment policy as a result of a $640 contribution to the plan on December 29, 2004. The contribution was in a money market fund, which is included in other; these funds were substantially re-invested by January 15, 2005.

The asset mix, the sector weighting of equity investments, and debt issues to hold are based on a third party investment advisor retained by the Corporation to manage the plan. The Corporation reviews the performance of the advisor no less than annually.

The Corporation expects to contribute approximately $815 to the pension plan in 2005.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the next ten years:

             Year   Amount
             ----   ------
             2005   $  314
             2006      315
             2007      321
             2008      329
             2009      338
Years 2010 - 2014   $2,313

OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and death benefits to each participant. Insurance policies, designed primarily to fund death benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2004, 2003, and 2002 were $65, $388, and $41, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains a non-leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the Plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the Plans for 2004, 2003, and 2002 was $11, $122, and $196, respectively. Total shares outstanding related to the ESOP at December 31, 2004 and 2003 were 166,155 and 150,583, respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

NOTE G - DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits for each of the next five years and thereafter are as follows:

YEAR          AMOUNT
----         -------
2005         119,122
2006          47,183
2007          34,721
2008          17,600
2009          12,788
Thereafter     2,850

NOTE H - BORROWED FUNDS

Borrowed funds consist of the following obligations at December 31:

                                                   2003      2004
                                                 -------   -------
Federal Home Loan Bank advances                  $27,312   $16,337
Federal Funds purchased                            2,974        --
Securities sold under agreements to repurchase       530     1,500
Unsecured note payable                               166       216
                                                 -------   -------
                                                 $30,982   $18,053
                                                 =======   =======

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1 to 4 family residential mortgage loans and U.S. Treasury and government agency securities. Advances are also secured by FHLB stock owned by the Banks.

The maturity and weighted average interest rates of FHLB advances follows at December 31:

                                         2004
                                    --------------
                                     AMOUNT   RATE
                                    -------   ----
Fixed rate advances due 2006        $ 5,500   2.76%
Two year putable advance due 2006     5,000   5.08
Fixed rate advances due 2007          4,000   3.64
Fixed rate advances due 2009          3,500   3.66
Fixed rate advances due 2010          4,312   5.39
One year putable advance due 2010     3,000   4.98
Fixed rate advance due 2012           2,000   4.90
                                    -------   ----
   TOTAL ADVANCES                   $27,312   4.24%
                                    =======   ====

                                          2003
                                    --------------
                                     AMOUNT   RATE
                                    -------   ----
Fixed rate advance due 2004         $ 1,000   5.05%
Two year putable advance due 2006     5,000   5.08
Fixed rate advance due 2009           1,000   4.19
Fixed rate advance due 2010           2,337   6.62
One year putable advance due 2010     3,000   4.98
Fixed rate advance due 2010           2,000   3.97
Fixed rate advance due 2012           2,000   4.90
                                    -------   ----
   TOTAL ADVANCES                   $16,337   5.07%
                                    =======   ====

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $1,017 and $502 at December 31, 2004 and 2003, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

The unsecured note payable has an imputed interest rate of 4.16% and is payable in annual installments of $60,000, including interest, through July 2007.

NOTE I - OTHER NON-INTEREST EXPENSES

A summary of expenses included in Other Non-Interest Expenses for the year ended December 31:

                                       2004     2003     2002
                                      ------   ------   ------
Director fees                         $  496   $  459   $  395
Marketing and advertising                522      538      556
SOX 404 compliance                       734        0        0
Other, not individually significant    3,737    4,047    4,000
                                      ------   ------   ------
   Total Other                        $5,489   $5,044   $4,951
                                      ======   ======   ======

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

Commitments to extend credit, which totaled $67,590 and $58,448 at December 31, 2004 and 2003, respectively, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2004 and 2003 the Corporation had a total of $991 and $715, respectively, in outstanding standby letters of credit.

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

Isabella Bank and Trust sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Isabella Bank and Trust Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. Donations made to the Foundation by Isabella Bank and Trust included in noninterest expense were $27, $870 and $649 in 2004, 2003 and 2002, respectively. The assets of the Foundation as of December 31, 2004 approximated $1.7 million.

NOTE K - COMMITMENTS AND OTHER MATTERS

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. The Corporation's requirement was approximately $849 at December 31, 2004, and $12,687 at December 31, 2003.

Banking regulations also limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary Banks to the Corporation. At December 31, 2004, substantially all of the subsidiary Banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2005, the amount available for dividends without regulatory approval was approximately $4,667.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered individual. Medical claims are subject to a lifetime maximum of $3,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,184 in 2004, $1,532 in 2003 and $1,370 in 2002.

The Corporation offers a dividend reinvestment and employee stock purchase plan. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The employee stock purchase plan allows employees to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issuance under these plans are 280,000 with 203,301 shares unissued at December 31, 2004. During 2004, 2003 and 2002, 57,388
shares were issued for $2,001, 70,340 shares were issued for $2,008, and 52,473 shares were issued for $1,524, respectively, in cash pursuant to these plans.

The subsidiary Banks of the Corporation have obtained approval to borrow up to $40,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

Certain directors and executive officers of the Corporation and the Banks and their related interests were deposit customers of the Banks. Total deposits of these customers aggregate approximately $5,629 and $6,380 at December 31, 2004 and December 31, 2003, respectively. In addition, the IBT Bancorp's defined benefit plan and the Employee Stock Ownership Plan (Note G) held certificates of deposit with the Banks aggregating $1,083 and $475, and $100 and $831, respectively at December 31, 2004 and 2003.

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

                                                            All Others
                               Isabella Bank     Farmers    (Including
                                 and Trust     State Bank     Parent)      Total
                               -------------   ----------   ----------   --------
2004
   Total assets                   $542,759      $125,350      $ 9,925    $678,034
   Interest income                  26,436         7,258          127      33,821
   Net interest income              18,247         4,919          198      23,364
   Provision for loan losses           550           185           --         735
   Net income (loss)                 6,073         1,345         (773)      6,645

2003
   Total assets                   $527,805      $127,124      $ 9,150    $664,079
   Interest income                  28,013         7,797          168      35,978
   Net interest income              18,295         5,005          228      23,528
   Provision for loan losses           570           885           --       1,455
   Net income (loss)                 6,415         1,008         (218)      7,205

2002
   Total assets                   $515,831      $126,850      $10,036    $652,717
   Interest income                  29,689         8,353          119      38,161
   Net interest income              17,559         5,135          211      22,905
   Provision for loan losses           650           375           --       1,025
   Net income                        5,516         1,206          203       6,925

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

Measurements established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum total capital to risk weighted assets (as defined in the regulations), Tier 1 capital to risk weighted assets (as defined), and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notifications from the Federal Reserve Bank categorized the Banks as well capitalized. To be categorized as well capitalized, a bank must maintain total risk based capital, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There have been no conditions or events since the notifications that management believes has changed the Banks' categories.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                        Minimum
                                                                                 To Be Well Capitalized
                                                              Minimum Capital   Under Prompt Corrective
                                                 Actual         Requirements       Action Provisions
                                            ---------------   ---------------   -----------------------
                                             Amount   Ratio    Amount   Ratio        Amount   Ratio
                                            -------   -----   -------   -----       -------   -----
AS OF DECEMBER 31, 2004
   Total capital to risk weighted assets
      Isabella Bank and Trust               $47,720   13.1%   $29,042    8.0%       $36,303   10.0%
      Farmers State Bank of Breckenridge     14,033   15.5      7,242    8.0          9,052   10.0
      Consolidated                           75,340   16.4     36,764    8.0            N/A    N/A
   Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                43,351   11.9     14,521    4.0         21,782    6.0
      Farmers State Bank of Breckenridge     12,890   14.2      3,621    4.0          5,431    6.0
      Consolidated                           69,587   15.1     18,382    4.0            N/A    N/A
   Tier 1 capital to average assets
      Isabella Bank and Trust                43,351    8.1     21,536    4.0         26,920    5.0
      Farmers State Bank of Breckenridge     12,890   10.4      4,970    4.0          6,213    5.0
      Consolidated                           69,587   10.4     26,866    4.0            N/A    N/A

AS OF DECEMBER 31, 2003
   Total capital to risk weighted assets
      Isabella Bank and Trust               $43,727   13.1%   $26,749    8.0%       $33,436   10.0%
      Farmers State Bank of Breckenridge     13,320   14.6      7,289    8.0          9,111   10.0
      Consolidated                           68,638   15.9     34,456    8.0            N/A    N/A
   Tier 1 capital to risk weighted assets
      Isabella Bank and Trust                39,734   11.9     13,375    4.0         20,062    6.0
      Farmers State Bank of Breckenridge     12,168   13.4      3,645    4.0          5,467    6.0

      Consolidated                           63,244   14.7     17,228    4.0            N/A    N/A
   Tier 1 capital to average assets
      Isabella Bank and Trust                39,734    7.6     21,043    4.0         26,304    5.0
      Farmers State Bank of Breckenridge     12,168    9.6      5,062    4.0          6,328    5.0
      Consolidated                           63,244    9.7     26,227    4.0            N/A    N/A

NOTE N - PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                 December 31
                                             -----------------
                                               2004      2003
                                             -------   -------
ASSETS
   Cash on deposit at subsidiary Banks       $ 7,219   $ 7,592
   Securities available for sale               3,703     2,133
   Investments in subsidiaries                63,999    61,775
   Premises and equipment                        103       117
   Other assets                                2,411     1,444
                                             -------   -------
      TOTAL ASSETS                           $77,435   $73,061
                                             =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
   Other liabilities                         $ 4,841   $ 4,126
   Shareholders' equity                       72,594    68,935
                                             -------   -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $77,435   $73,061
                                             =======   =======

CONDENSED STATEMENTS OF INCOME

                                                     Year Ended December 31
                                                    ------------------------
                                                     2004     2003     2002
                                                    ------   ------   ------
Income
   Dividends from subsidiaries                      $3,500   $3,825   $3,325
   Interest income                                     139      128      122
   Management fee and other                            643      423      292
                                                    ------   ------   ------
      TOTAL INCOME                                   4,282    4,376    3,739
Expenses                                             2,065    1,114      824
                                                    ------   ------   ------
   Income before income tax benefit and equity in
      undistributed earnings of subsidiaries         2,217    3,262    2,915
   Federal income tax benefit                          470      218      152
                                                    ------   ------   ------
                                                     2,687    3,480    3,067
Undistributed earnings of subsidiaries               3,958    3,725    3,858
                                                    ------   ------   ------
      NET INCOME                                    $6,645   $7,205   $6,925
                                                    ======   ======   ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31
                                                           ---------------------------
                                                             2004      2003      2002
                                                           -------   -------   -------
OPERATING ACTIVITIES
 Net income                                                $ 6,645   $ 7,205   $ 6,925
   Adjustments to reconcile net income
      to cash provided by operations
   Undistributed earnings of subsidiaries                   (3,958)   (3,725)   (3,858)
   Net amortization of securities                               12        --        --
   (Increase) decrease in interest receivable                   (4)       (2)       (2)

   (Increase) decrease in other assets                             (1,031)      717    (1,947)
   Increase in accrued expenses                                       809       675       389
   Provision for depreciation                                          21        19        20
   Deferred income taxes (benefit)                                    (13)     (348)      328
                                                                  -------   -------   -------
            NET CASH PROVIDED BY OPERATIONS                         2,481     4,541     1,855
INVESTING ACTIVITIES
   Proceeds from the maturities of investments
      securities available for sale                               $   260   $   185   $   175
   Purchases of investment securities available for sale           (1,846)     (820)   (1,080)
   Investment in subsidiaries                                          --        34      (495)
   Purchases of equipment and premises                                 (7)      (38)       (5)
                                                                  -------   -------   -------
            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (1,593)     (639)   (1,405)

FINANCING ACTIVITIES
   Cash dividends                                                  (3,070)   (2,881)   (2,585)
   Issuance of common stock                                         2,001     2,008     1,583
   Repurchase of common stock                                        (192)     (127)     (619)
                                                                  -------   -------   -------
      NET CASH USED IN FINANCING ACTIVITIES                        (1,261)   (1,000)   (1,621)
                                                                  -------   -------   -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (373)    2,902    (1,171)
Cash and cash equivalents at beginning of year                      7,592     4,690     5,861
                                                                  -------   -------   -------
         CASH AND CASH EQUIVALENTS AT YEAR END                    $ 7,219   $ 7,592   $ 4,690
                                                                  =======   =======   =======

NOTE O - GOODWILL AND OTHER INTANGIBLE ASSETS

Included in other assets on the accompanying consolidated balance sheets are the following amounts as of December 31:

                                 2004     2003
                                ------   ------
Branch acquisition goodwill     $2,036   $2,036
Title company goodwill           1,100    1,100
                                ------   ------
Total goodwill                   3,136    3,136
Core deposit intangibles, net      211      304
                                ------   ------
                                $3,347   $3,440
                                ======   ======

The core deposit intangibles are being amortized on a straight-line basis over nine years. Management periodically reviews this asset to determine whether the carrying value has been impaired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9 A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROL

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, there has been no such change during the quarter that ended December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United State of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our financial statements. The system includes but is not limited to:

     -    A documented organizational structure and division of responsibility;

     - Established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the company;

     - Internal auditors that monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee;

     - Procedures for taking action in response to an internal audit finding or recommendation;

     -    Regular reviews of our financial statements by qualified individuals;
          and

     -    the careful selection, training and development of our people.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Also, the effectiveness of an internal control system may change over time. We have implemented a system of internal control that was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2004, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Rehmann Robson PC, has audited our 2004 consolidated financial statements. Rehmann Robson PC was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson PC has issued an unqualified audit opinion on our 2004 financial statements as a result of the audit and also has issued an attestation report on management's assessment of its internal control over financial reporting.

IBT Bancorp, Inc.

By:


/s/ Dennis P. Angner
-----------------------------------
Dennis P. Angner
Principal Executive and
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders
IBT Bancorp, Inc.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that IBT Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IBT Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Corporation's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that IBT Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, IBT Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of IBT Bancorp, Inc. and our report dated February 15, 2005 expressed an unqualified opinion thereon.

                               Rehmann Robson, PC

Saginaw Michigan
March 11, 2005

ITEM 9 B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and certain executive officers of the Corporation, see "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's 2005 Annual Meeting Proxy Statement ("Proxy Statement") which is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

                                                                                   Number of Securities
                                                                                         Remaining
                                                                                   Available for Future
                                       Number of Securities                              Issuance
                                           to be Issued        Weighted Average        Under Equity
                                         Upon Exercise of       Exercise Price      Compensation Plans
                                            Outstanding         of Outstanding    (Excluding Securities
                                        Options, Warrants,    Options, Warrants        Reflected in
                                            and Rights            and Rights            Column (A))

Plan Category                                  (A)                   (B)                    (C)
-------------                          --------------------   -----------------   ---------------------
Equity compensation approved by
Shareholders: None                                 --                 --                    --
Equity compensation plans not
approved by shareholders:
   1984 deferred director fee plan *          148,974                 (1)                   (1)
   1998 executive officer deferred
      salary plan *                             7,625                 (2)                   (2)
                                              -------
         Total                                156,599
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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements:
          The following consolidated financial statements of IBT Bancorp are incorporated by reference in Item 8:
               Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets
               Consolidated Statements of Changes in Shareholders' Equity Consolidated Statements of Income
               Consolidated Statements of Comprehensive Income
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

     2. Financial Statement Schedules:

All schedules are omitted because they are neither applicable nor required, or because the required information is included in the consolidated financial statements or related notes.

     3. Exhibits:

               3(a)    Amended Articles of Incorporation (1)
               3(b)    Amendment to the Articles of Incorporation (2)
               3(c)    Amendment to the Articles of Incorporation (4)
               3(d)    Amendment to the Articles of Incorporation (4)
               3(e)    Amended Bylaws
               10(a)   Isabella Bank & Trust Executive Supplemental Income
                       Agreement (2)*
               10(b)   Isabella Bank & Trust Deferred Compensation Plan (3)*
               10(c)   IBT Bancorp, Inc. and Related Companies Deferred
                       Compensation Plan for Directors (5)*

             10(d) Isabella Bank and Trust Death Benefit Only Agreement (6)*
             14     Code of Business Conduct and Ethics (7)
             21     Subsidiaries of the Registrant
             23     Consent of Rehmann Robson, P.C. Independent Registered
                    Public Accounting Firm
             31     Certification pursuant to section 302 of the Sarbanes-Oxley
                    Act of 2002 by the Chief Executive Officer and Chief
                    Financial Officer
             32     Section 1350 Certification of Chief Executive Officer and
                    Chief Financial Officer

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

(3) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein.

(4) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein.

(5) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein.

(6) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein.

(7) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 15, 2004 and incorporated herein.

* Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report entitled, "Index to Exhibits"

(c)  Financial Statement Schedules: None

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by: /s/ Dennis P. Angner                    Date: March 11, 2005
    ----------------------------------
    Dennis P. Angner
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                               Capacity               Date
----------                               --------               ----


/s/ Dennis P. Angner                     President and Chief    March 11, 2005
--------------------------------------   Executive Officer
Dennis P. Angner                         (Principal Executive
                                         & Financial Officer)
                                         and Director


/s/ Richard J. Barz                      Director               March 11, 2005
--------------------------------------
Richard J. Barz


/s/ James C. Fabiano                     Director               March 11, 2005
--------------------------------------
James C. Fabiano


/s/ David W. Hole                        Director               March 11, 2005
--------------------------------------
David W. Hole


/s/ W. Joseph Manifold                   Director               March 11, 2005
--------------------------------------
W. Joseph Manifold


/s/ Ronald E. Schumacher                 Director               March 11, 2005
--------------------------------------
Ronald E. Schumacher


/s/ William J. Strickler                 Director               March 11, 2005
--------------------------------------
William J. Strickler



/s/ Dale Weburg                          Director               March 11, 2005
--------------------------------------
Dale Weburg


/s/ David J. Maness                      Director               March 11, 2005
--------------------------------------
David J. Maness

IBT Bancorp
FORM 10-K

Index to Exhibits

Exhibit                                                               Form 10-K
 Number                            Exhibit                           Page Number
-------                            -------                           -----------
3(e)      Amended and Restated Bylaws                                     65

21        Subsidiaries of the Registrant                                  75

23        Consent of Rehmann Robson P.C.                                  76
          Independent Registered Public Accounting Firm

31        Certification pursuant to Rule 13a - 14(a) of the Chief         77
          Executive Officer and Principal Financial Officer

32        Section 1350 Certification of Chief Executive Officer           79
          and Chief Financial Officer