Form 10-K/A
period 2004-12-31
IBT BANCORP INC /MI/
filed 2005-03-25
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2004
                                   -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                to
                                           ---------------  --------------------
Commission File Number:        0-18415
                       ----------------------------

                                IBT BANCORP, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

              Michigan                                38-2830092
  ----------------------------------             --------------------
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

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
----------------------------        --------------------------------------------


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

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

         Documents                          Part of Form 10-K Incorporated into
--------------------------------------      ------------------------------------
IBT Bancorp, Inc. Proxy Statement
for its Annual Meeting of Shareholders               Part III
to be held April 26, 2005

                                Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission on March 16, 2005, is being filed to revise portions of the language contained in the "Consent of Independent Registered Public Accounting Firm" included in Exhibit 23. The revised consent attached hereto as Exhibit 23 supercedes and replaces Exhibit 23 filed with the Original Filing. The purpose of the revision to the Consent of Independent Registered Public Accounting Firm is to correct the original consent so that it covers the independent registered public accounting firm's report on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting.

As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as the date of this Form 10-K/A; and (2) a revised Consent of Independent Registered Public Accounting Firm dated March 11, 2005 to cover both the report relating to the consolidated financial statements and the report related to internal control over financial reporting is being filed.

Except for the amendments described above, this Form 10-K/A does not modify or update our Original Filing. This amendment does not change any previously reported financial results of operations or any disclosures contained in the Original Filing.


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

      3.   Exhibits:
             3(a)     Amended Articles of Incorporation (1)
             3(b)     Amendment to the Articles of Incorporation (2)
             3(c)     Amendment to the Articles of Incorporation (4)
             3(d)     Amendment to the Articles of Incorporation (4)
             3(e)     Amended Bylaws (previously filed)
             10(a)    Isabella Bank & Trust Executive Supplemental Income
                      Agreement (2)*
             10(b)    Isabella Bank & Trust Deferred Compensation Plan (3)*

             10(c)    IBT Bancorp, Inc. and Related Companies Deferred
                      Compensation Plan for Directors (5)*
             10(d)    Isabella Bank and Trust Death Benefit Only Agreement (6)*
             14       Code of Business Conduct and Ethics (7)
             21       Subsidiaries of the Registrant (previously filed)
             23       Consent of Rehmann Robson, P.C. Independent Registered
                      Public Accounting Firm
             31       Certification pursuant to section 302 of the Sarbanes-
                      Oxley Act of 2002 by the Chief Executive Officer and Chief
                      Financial Officer
             32       Section 1350 Certification of Chief Executive Officer and
                      Chief Financial Officer

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

IBT BANCORP, INC.
(Registrant)


by:/s/Dennis P. Angner                               Date:  March 24, 2005
   -----------------------------------------              ------------------
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


    Signatures                                                 Capacity                                  Date
    ----------                                                 --------                                  ----
/s/Dennis P. Angner                                           President and Chief                       March 24, 2005
--------------------------------------------                  Executive Officer
Dennis P. Angner                                              (Principal Executive
                                                              & Financial Officer) and Director


/s/Richard J. Barz                                            Director                                  March 24, 2005
--------------------------------------------

Richard J. Barz


/s/James C. Fabiano                                           Director                                  March 24, 2005
--------------------------------------------
James C. Fabiano



/s/David W. Hole                                              Director                                  March 24, 2005
--------------------------------------------
David W. Hole


/s/W. Joseph Manifold                                         Director                                  March 24, 2005
--------------------------------------------
W. Joseph Manifold


/s/Ronald E. Schumacher                                       Director                                  March 24, 2005
--------------------------------------------
Ronald E. Schumacher


/s/William J. Strickler                                       Director                                  March 24, 2005
--------------------------------------------
William J. Strickler


/s/Dale Weburg                                                Director                                  March 24, 2005
--------------------------------------------
Dale Weburg


/s/David J. Maness                                            Director                                  March 24, 2005
--------------------------------------------
David J. Maness

                                   EXHIBIT INDEX


EXHIBIT
NO.               DESCRIPTION
------       ---------------------------------
  23         Consent of Rehmann Robson, P.C. Independent Registered Public
             Accounting Firm
  31         Certification pursuant to section 302 of the Sarbanes-Oxley Act of
             2002 by the Chief Executive Officer and Chief Financial Officer
  32         Section 1350 Certification of Chief Executive Officer and Chief
             Financial Officer
