Form 10-Q
period 2005-03-31
IBT BANCORP INC /MI/
filed 2005-05-10
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the quarterly period ended March 31, 2005

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

For the transition period from ___________________ to ______________________

Commission File Number: 0-18415

                               IBT Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                       38-2830092
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      identification No.)

           200 East Broadway                                48858
---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip code)

                                 (989) 772-9471
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

            Common Stock no par value, 4,909,037 as of April 15, 2005

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                         Page Numbers
PART I  FINANCIAL INFORMATION

                  Item 1  Consolidated Financial Statements                  3-9

                  Item 2  Management's Discussion and
                                    Analysis of Financial Condition
                                    and Results of Operations              10-19

                  Item 3  Quantitative and Qualitative
                                    Disclosures About Market Risk          19-21

                  Item 4  Controls and Procedures                             22

PART II OTHER INFORMATION

                  Item 6  Exhibits                                         22-23

                  Signature                                                   24

                  Exhibit 31                                               25-26

                  Exhibit 32                                                  27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                                             March 31    December 31
                                                                                               2005         2004
                                                                                             ---------   -----------
                                                                                            (Unaudited)
ASSETS
  Cash and demand deposits due from banks                                                    $  16,524    $  20,760

  Investment securities
     Securities available for sale  (Amortized cost of
      $167,021 in 2005 and $161,561 in 2004)                                                   165,400      162,030
     Securities held to maturity (Fair value--
      $526 in 2005 and $537 in 2004)                                                               522          523
                                                                                             ---------    ---------
                                 TOTAL INVESTMENT SECURITIES                                   165,922      162,553

  Mortgage loans available for sale                                                                651        2,339

  Loans
     Agricultural                                                                               45,475       49,179
     Commercial                                                                                149,863      146,152
     Residential real estate mortgage                                                          194,235      192,037
     Construction and Land Development                                                          32,087       35,384
     Installment                                                                                28,392       30,143
                                                                                             ---------    ---------
                                                 TOTAL LOANS                                   450,052      452,895
  Less allowance for loan losses                                                                 6,657        6,444
                                                                                             ---------    ---------
                                                   NET LOANS                                   443,395      446,451
  Other assets                                                                                  48,246       45,931
                                                                                             ---------    ---------
                                                TOTAL ASSETS                                 $ 674,738    $ 678,034
                                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest bearing                                                                     $  63,248    $  65,736
     NOW accounts                                                                              100,114      101,362
     Certificates of deposit and other savings                                                 325,474      323,954
     Certificates of deposit over $100,000                                                      74,147       72,824
                                                                                             ---------    ---------
                                              TOTAL DEPOSITS                                   562,983      563,876
  Other borrowed funds                                                                          28,670       30,982
  Accrued interest and other liabilities                                                        10,647       10,582
                                                                                             ---------    ---------
                                           TOTAL LIABILITIES                                   602,300      605,440
  Shareholders' Equity
     Common stock -- no par value
      10,000,000 shares authorized; outstanding--
      4,909,037 in 2005 (4,896,412 in 2004)                                                     67,328       66,908
     Retained earnings                                                                           7,393        6,590
     Accumulated other comprehensive loss                                                       (2,283)        (904)
                                                                                             ---------    ---------
                                  TOTAL SHAREHOLDERS' EQUITY                                    72,438       72,594
                                                                                             ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 674,738    $ 678,034
                                                                                             =========    =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                             ----------------------
                                                                                               2005         2004
                                                                                             ---------    ---------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
  Balance at beginning of period                                                             4,896,412    4,403,404
  Common stock dividend                                                                             --      440,191
  Issuance of common stock                                                                      12,625       11,225
                                                                                             ---------    ---------
                                      BALANCE END OF PERIOD                                  4,909,037    4,854,820
                                                                                             =========    =========
COMMON STOCK
  Balance at beginning of period                                                             $  66,908    $  47,491
  Common stock dividend                                                                             --       17,608
  Issuance of common stock                                                                         420          377
                                                                                             ---------    ---------
                                      BALANCE END OF PERIOD                                     67,328       65,476

RETAINED EARNINGS
  Balance at beginning of period                                                                 6,590       20,623
  Net income                                                                                     1,343        1,477
  Common stock dividend                                                                             --      (17,608)
  Cash dividends ($0.11 per share in 2005 and in 2004)                                            (540)        (541)
                                                                                             ---------    ---------
                                           BALANCE END OF PERIOD                                 7,393        3,951

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
  Balance at beginning of period                                                                  (904)         822
  Other comprehensive (loss) income                                                             (1,379)         597
                                                                                             ---------    ---------
                                           BALANCE END OF PERIOD                                (2,283)       1,419
                                                                                             ---------    ---------
                         TOTAL SHAREHOLDERS EQUITY END OF PERIOD                             $  72,438    $  70,846
                                                                                             =========    =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                             ----------------------
                                                                                               2005          2004
                                                                                             ---------    ---------
INTEREST INCOME
  Loans, including fees                                                                      $   7,159    $   6,861
  Investment securities
    Taxable                                                                                        831        1,012
    Nontaxable                                                                                     576          511
  Federal funds sold and other                                                                      62           66
                                                                                             ---------    ---------
                                        TOTAL INTEREST INCOME                                    8,628        8,450
INTEREST EXPENSE
    Deposits                                                                                     2,472        2,430
    Borrowings                                                                                     293          240
                                                                                             ---------    ---------
                                       TOTAL INTEREST EXPENSE                                    2,765        2,670
                                                                                             ---------    ---------
                                          NET INTEREST INCOME                                    5,863        5,780
Provision for loan losses                                                                          210          240
                                                                                             ---------    ---------
          NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    5,653        5,540

NONINTEREST INCOME
    Trust fees                                                                                     183          155
    Service charges on deposit accounts                                                             34           62
    Other service charges and fees                                                                 851          861
    Gain on sale of mortgage loans                                                                  76          126
    Title insurance revenue                                                                        503          410
    Other                                                                                          210          326
                                                                                             ---------    ---------
                                     TOTAL NONINTEREST INCOME                                    1,857        1,940
NONINTEREST EXPENSES
    Compensation                                                                                 3,338        3,293
    Occupancy                                                                                      420          392
    Furniture and equipment                                                                        645          631
    Other                                                                                        1,454        1,252
                                                                                             ---------    ---------
                                   TOTAL NONINTEREST EXPENSES                                    5,857        5,568

                           INCOME BEFORE FEDERAL INCOME TAXES                                    1,653        1,912
Federal income taxes                                                                               310          435
                                                                                             ---------    ---------
                                                   NET INCOME                                $   1,343    $   1,477
                                                                                             =========    =========

Basic net income per share                                                                   $    0.27    $    0.30
                                                                                             =========    =========
Cash dividends per share                                                                     $    0.11    $    0.11
                                                                                             =========    =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

(dollars in thousands)

                                                                                               Three Months Ended
                                                                                                     March 31
                                                                                             ----------------------
                                                                                               2005         2004
                                                                                             ---------    ---------
NET INCOME                                                                                   $   1,343    $   1,477
   Unrealized holding (losses) gains on investment securities arising during period             (2,090)         892
   Reclassification adjustment for realized gains included in net income                            --           13
                                                                                             ---------    ---------
   Other comprehensive (loss) income before income tax benefit (expense)                        (2,090)         905
   Income tax benefit (expense) related to comprehensive (loss) income                             711         (308)
                                                                                             ---------    ---------
OTHER COMPREHENSIVE (LOSS) INCOME                                                               (1,379)         597
                                                                                             ---------    ---------
                                    COMPREHENSIVE (LOSS) INCOME                              $     (36)   $   2,074
                                                                                             =========    =========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31
                                                                                             ----------------------
                                                                                               2005         2004
                                                                                             ---------    ---------
OPERATING ACTIVITIES
  Net income                                                                                 $   1,343    $   1,477
  Reconciliation of net income to net cash provided
    by (used in) operations:
      Provision for loan losses                                                                    210          240
      Depreciation                                                                                 423          368
      Net amortization on investment securities                                                    280          432
      Gains on sales of investment securities                                                       --          (13)
      Amortization and impairment of mortgage servicing rights                                      24           55
      Increase in cash value of life insurance                                                     (91)        (105)
      Amortization of acquisition intangibles                                                       23           23
      Gain on sales of mortgage loans                                                              (76)        (126)
      Net change in loans held for sale                                                          1,764       (3,145)
      (Increase) decrease in accrued interest receivable                                          (292)           5
      Increase in other assets                                                                    (996)      (1,603)
      Increase in accrued interest and other liabilities                                            65        1,389
                                                                                             ---------    ---------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     2,677       (1,003)

INVESTING ACTIVITIES
Activity in available-for-sale securities
      Maturities, calls, and sales                                                               9,857        9,988
      Purchases                                                                                (15,593)     (29,259)
Net decrease in loans                                                                            2,843        4,828
Purchases of equipment and premises                                                               (695)        (876)
                                                                                             ---------    ---------
          NET CASH USED IN INVESTING ACTIVITIES                                                 (3,588)     (15,319)

FINANCING ACTIVITIES
  Net decrease in noninterest bearing deposits                                                  (2,488)      (7,184)
  Net increase in interest bearing deposits                                                      1,595       11,483
  Net (decrease) increase in borrowings                                                         (2,312)       7,108
  Cash dividends                                                                                  (540)        (541)
  Proceeds from issuance of common stock                                                           420          377
                                                                                             ---------    ---------
           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (3,325)      11,243
                                                                                             ---------    ---------
           DECREASE IN CASH AND CASH EQUIVALENTS                                                (4,236)      (5,079)
           Cash and cash equivalents beginning of period                                        20,760       31,218
                                                                                             ---------    ---------
           CASH AND CASH EQUIVALENTS END OF PERIOD                                           $  16,524    $  26,139
                                                                                             =========    =========

See notes to consolidated financial statements.

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2004.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

      The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,909,037 for quarter ended March 31, 2005, and 4,848,855 for the quarter ended March 31, 2004. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3 RECENT ACCOUNTING PRONOUNCEMENTS

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for implementation of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" (SFAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Corporation will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Corporation's results of operations.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Corporation's results of operations or financial position.

Statement of Position (SOP) 03-3 prohibits "carrying over" or creation of a valuation allowance in the initial accounting for all loans acquired in a transfer. The prohibition of the valuation carryover applies to the purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchased business combination. The provisions of SOP 03-3 were effective for loans acquired by the Corporation beginning in 2005. While the adoption of this standard is dependent on the effect of future loan purchases and/or acquisitions, there was no impact in the quarter ended March 31, 2005.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2004 annual report and with the unaudited consolidated financial statements and notes, as set forth on pages 3 through 9 of this report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2004. Of these significant accounting policies, the Corporation considers its policies regarding the determination of the allowance for loan losses and carrying value of servicing assets to be its most critical accounting policies.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation's 2004 Annual Report and herein.

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

                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

RESULTS OF OPERATIONS

      Net income equaled $1.34 million for the three month period ended March 31, 2005, compared to $1.48 million for the same period in 2004. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, equaled .78% for the first three months of 2005 and .87% for 2004. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 7.31% for the quarter ended March 31, 2005 versus 8.54% for the same period in 2004.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                            Three Months Ended
                                                                 March 31
                                                          ----------------------
                                                            2005         2004
                                                          ---------    ---------
INCOME STATEMENT DATA
   Net interest income                                    $   5,863    $   5,780
   Provision for loan losses                                    210          240
   Net income                                                 1,343        1,477

PER SHARE DATA
   Net income                                                  0.27         0.30
   Cash dividends                                              0.11         0.11

RATIOS
   Average primary capital to average assets                  11.54%       11.05%
   Net income to average assets                                0.78         0.87
   Net income to average equity                                7.31         8.54

NET INTEREST INCOME

      Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $262,000 in 2005 versus $291,000 in 2004. For analytical purposes in Tables 1 and 2, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

IBT BANCORP, INC.

TABLE 1: AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

(Dollars in Thousands)

      The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding, and Federal Reserve and Federal Home Loan Bank restricted stock is included in Other Investments.

                                                                                 Three Months Ended
                                                             March 31, 2005                             March 31, 2004
                                                                 Tax       Average                             Tax        Average
                                                    Average   Equivalent    Yield/            Average       Equivalent     Yield/
                                                    Balance    Interest      Rate             Balance        Interest       Rate
                                                   --------   ----------   -------           --------       ----------    -------
INTEREST EARNING ASSETS
  Loans                                            $451,977     $7,159        6.34%          $423,393         $6,862        6.48%
  Taxable investment securities                     102,051        831        3.26            121,182          1,012        3.34
  Nontaxable investment securities                   62,878        919        5.85             52,249            772        5.91
  Federal funds sold                                  6,345         22        1.39             12,585             31        0.99
  Other investments                                   3,631         40        4.41              2,933             35        4.77
                                                   --------     ------        ----           --------         ------        ----
               Total Earning Assets                 626,882      8,971        5.72            612,342          8,712        5.69

NONEARNING ASSETS
  Allowance for loan losses                          (6,498)                                   (6,340)
  Cash and due from banks                            22,336                                    28,603
  Premises and equipment                             19,621                                    15,304
  Accrued income and other assets                    23,504                                    26,795
                                                   --------                                  --------
                      TOTAL ASSETS                 $685,845                                  $676,704
                                                   ========                                  ========

INTEREST BEARING LIABILITIES
  Interest bearing demand deposits                 $106,314        255        0.96           $121,781            163        0.54
  Savings deposits                                  165,425        236        0.57            155,695            239        0.61
  Time deposits                                     236,073      1,981        3.36            239,960          2,028        3.38
  Borrowed funds                                     29,598        293        3.95             21,699            240        4.42
                                                   --------     ------        ----           --------         ------        ----
  Total Interest Bearing Liabilities                537,410      2,765        2.06            539,135          2,670        1.98

NONINTEREST BEARING LIABILITIES
    AND SHAREHOLDERS' EQUITY
  Demand deposits                                    64,337                                    59,190
  Other                                              10,681                                     9,235
  Shareholders' equity                               73,417                                    69,144
                                                   --------                                  --------
  TOTAL LIABILITIES AND EQUITY                     $685,845                                  $676,704
                                                   ========                                  ========

  NET INTEREST INCOME (FTE)                                     $6,206                                        $6,042
                                                                ======                                        ======

  NET YIELD ON INTEREST EARNING ASSETS (FTE)                                  3.96%                                         3.95%
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

                                                        Quarter Ended March 31, 2005
                                                                Compared to
                                                               March 31, 2004
                                                         Increase (Decrease) Due to
                                                        ----------------------------
                                                        Volume      Rate       Net
                                                        ------     -------    ------
CHANGES IN INTEREST INCOME
    Loans                                               $  455     $  (158)   $  297
    Taxable investment securities                         (156)        (25)     (181)
    Nontaxable investment securities                       156          (9)      147
    Federal funds sold                                     (19)         10        (9)
    Other investments                                        8          (3)        5
                                                        ------     -------    ------
         Total changes in interest income                  444        (185)      259
         Total changes in interest expense                  38          57        95
                                                        ------     -------    ------
         Net change in interest margin (FTE)            $  406     $  (242)   $  164
                                                        ======     =======    ======

IBT BANCORP, INC.

TABLE 3: SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                                     Three Months Ended
                                                                          March 31
                                                                    ---------------------
                                                                     2005          2004
                                                                    -------       -------
Summary of changes in allowance
   Allowance for loan losses - January 1                            $ 6,444       $ 6,204
   Loans charged off                                                   (112)         (113)
   Recoveries of previously charged off loans                           115           166
                                                                    -------       -------
   Net loans recovered                                                    3            53
   Provision charged to operations                                      210           240
                                                                    -------       -------
   Allowance for loan losses - March 31                             $ 6,657       $ 6,497
                                                                    =======       =======

   Allowance for loan losses as a % of loans                           1.48%         1.56%
                                                                    =======       =======

NONPERFORMING LOANS

(Dollars in thousands)

                                                                          March 31
                                                                    ---------------------
                                                                      2005         2004
                                                                    --------     --------
Total amount of loans outstanding
   at the end of the period                                         $450,052     $417,084
                                                                    ========     ========

Nonaccrual loans                                                    $  1,683     $  3,412
Accruing loans past due 90 days or more                                2,101          923
Restructured loans                                                       682           --
                                                                    --------     --------
                                      Total                         $  4,466     $  4,335
                                                                    ========     ========
Loans classified as nonperforming as a
   % of outstanding loans                                                .99%        1.04%
                                                                    ========     ========

      To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of borrowers to comply with their loan repayment terms.

      As shown in Tables number 1 and 2, when comparing the three month period ended March 31, 2005 to the same period in 2004, fully taxable equivalent (FTE) net interest income increased $164,000 or 2.7%. An increase of 2.4% in average interest earning assets provided $444,000 of FTE interest income. The growth in interest earning assets was primarily funded by an increase in noninterest bearing deposits and net income. Average interest bearing liabilities declined slightly ($537 million at March 31, 2005 versus $539 million at March 31, 2004), resulting in a reduction in interest expense of $38,000. Overall, changes in volume resulted in a $406,000 increase in FTE interest income. The average rate paid on deposits increased 0.08%, increasing interest expense by $57,000. An increase in loans as a percent of total earning assets combined with a decrease in their average rate earned, significantly contributed to a decline of $185,000 in interest income due to rates. The net change related to interest rates earned and paid resulted in a $242,000 decrease in FTE net interest income.

      The Corporation's FTE net interest yield as a percentage of average earning assets equaled 3.96% during 2005 versus 3.95% in 2004. The increase in the yield was primarily due to the 2.37% increase in earning assets versus the 0.32% decline in interest bearing liabilities. Additionally, the Corporation's reliance on higher cost borrowings to fund asset growth continues to adversely impact net interest yields. Management expects the Corporation's reliance on these higher-cost funds to continue. Management believes that short-term interest rates will continue to rise and will result in a slight increase in net interest margin for the remainder of 2005.

PROVISION FOR LOAN LOSSES

      The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 65.7% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of probable future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

      Comparing the year to date period of March 31, 2005 to March 31, 2004, total average loans outstanding increased 6.8%. The provision for loan losses decreased $30,000 to $210,000 in the first quarter of 2005 when compared to 2004. The decrease in the provision for loan losses resulted from a decrease in nonperforming loans as a percentage of total outstanding loans. As set forth in Table 3, loans classified as nonperforming to total loans outstanding were 0.99% as of March 31, 2005, versus 1.04% in the prior year. The allowance for loan losses as a percentage of loans equaled 1.48% in 2005 and 1.56% in 2004. In management's opinion, the allowance for loan losses is adequate as of March 31, 2005.

NONINTEREST INCOME

      Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other noninterest income. Income earned from these sources decreased $83,000 during the three month period ended March 31, 2005, compared to the same period in 2004. The majority of the decrease in noninterest income is related to a decrease of mortgage activity during the first quarter of 2005. Individual account changes during this period include a $50,000 decrease in gains on the sale of residential real estate mortgage loans, a $28,000 decrease in service charges on deposit accounts, and a $36,000 decrease in the net income related to mortgage servicing assets which is included in the $116,000 decrease in other income. These declines were offset by a $28,000 increase in trust fee income and a $93,000 increase in income from sale of title insurance and related services as a result of an increase in commercial lending activity.

      Included in other assets is $10.2 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $91,000 and $105,000 during the quarters ended March 31, 2005 and 2004, respectively, is recorded as other noninterest income. These policies earned an average rate of 3.56% and 4.23% as of March 31, 2005 and 2004, respectively. Due to the preferential tax treatment, the policies have a taxable equivalent rate of 5.40% and 6.41% as of March 31, 2005 and 2004, respectively. These policies are placed with four different insurance companies with an S & P rating of AA+ or better.

      The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights retained on these loans. Included in other noninterest income is a $76,000 gain from the sale of $9.3 million in mortgages during the first quarter of 2005 versus a $126,000 gain on the sale of $13.6 million in the same period in 2004.

NONINTEREST EXPENSES

      Noninterest expenses increased $289,000 for the first three months of 2005 when compared to the same period in 2004. The majority of the increase in these expenses are related to a $232,000 increase in professional services associated with Sarbanes-Oxley Act Section 404 compliance efforts. The largest component of noninterest expense is compensation expense, which increased $45,000 or 1.4%. The increase is due to additional staffing and normal merit and promotional salary increases.

      Occupancy and furniture and equipment expenses increased $42,000 or 4.1% in 2005. The majority of this increase is a result of an increase in equipment and building depreciation as well as expenses attributable to the Big Rapids branch which was opened in December 2004. Excluding the aforementioned increase in professional fees, other operating expenses decreased $30,000.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

      Since December 31, 2004, total assets decreased $3.3 million to $674.7 million. During the first quarter of 2005, major changes in asset mix included a $4.2 million decrease in cash and cash equivalents, a $3.4 million increase in investment securities, a $1.7 million decrease in mortgage loans available for sale, and a $3.1 million decrease in net loans. Deposits during this period decreased $893,000. Interest bearing deposits increased $1.6 million and noninterest bearing deposits decreased $2.5 million, borrowed funds decreased $2.3 million, and shareholders' equity decreased $156,000.

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

      As of March 31, 2005, cash and cash equivalents as a percentage of total assets equaled 2.4%, versus 3.1% as of December 31, 2004. During the first three months of 2005, cash provided for operating activities was $2.7 million, financing activity used $3.3 million, and investing activities used $3.6 million. The accumulated effect of the Corporation's operating, investing, and financing activities was a $4.2 million decrease in cash and cash equivalents during the first three months of 2005.

      In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale equaled $165.4 million as of March 31, 2005 and $162.0 million as of December 31, 2004. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management of the Corporation.

CAPITAL

      The capital of the Corporation consists solely of common stock, surplus, and retained earnings, reduced by accumulated other comprehensive loss, and decreased approximately $156,000 since December 31, 2004. The decline in capital was due to a $1.4 million increase in other comprehensive loss as a result of declines in fair value of investment securities offset by net income of $1.3 million.

      There are significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 11.05% at March 31, 2005.

      The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2005:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                IBT Bancorp
                              March 31, 2005
                            Required     Actual
                            --------     ------
Equity Capital                4.00%       15.59%
Secondary Capital*            4.00         1.25
                              ----        -----
Total Capital                 8.00%       16.85%
                              ====        =====

* IBT Bancorp's secondary capital consists solely of the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum allowed from all sources.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET ARRANGEMENTS

The Corporation is party to financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contractual or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instruments.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Commitments to extend credit, which totaled $61.3 million at March 31, 2005, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2005, the Corporation had a total of $1 million in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of March 31, 2005 approximated $1.7 million.

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

The Federal Reserve, the Corporation's primary Federal regulator, has adopted a policy requiring the Board of Directors of the subsidiary banks and senior management to effectively manage the various risks that can have a material impact on the safety and soundness of the Corporation. The risks include credit, interest rate, liquidity, operational, and reputational. The Corporation has policies, procedures and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to the Board of Directors.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2005. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                         March 31                                       Fair Value
                                    ----------------------------------------------------------------------------------------------
                                       2006        2007        2008        2009        2010     Thereafter    Total      03/31/05
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Rate sensitive assets
  Other interest bearing assets     $      705          --          --          --          --          --  $      705  $      705
    Average interest rates                2.80%         --          --          --          --          --        2.80%
  Fixed interest rate securities    $   34,463  $   38,300  $   33,079  $   16,352  $   10,191  $   33,537  $  165,922  $  165,926
    Average interest rates                3.71%       3.23%       3.27%       3.42%       3.81%       3.50%       3.38%
  Fixed interest rate loans         $   94,403  $   76,824  $   69,530  $   49,723  $   48,526  $   22,329  $  361,335  $  379,713
    Average interest rates                6.38%       5.97%       6.08%       5.87%       5.97%       5.18%       6.04%
  Variable interest rate loans      $   66,631  $    4,934  $    9,245  $    5,529  $    1,709  $    1,320  $   89,368  $   89,368
    Average interest rates                6.68%       7.72%       6.93%       6.76%       6.80%       9.16%       6.81%

Rate sensitive liabilities
  Borrowed funds                    $    8,693  $    3,000  $    4,165  $    2,500  $    6,000  $    4,312  $   28,670  $   28,854
    Average interest rates                3.86%       3.31%       3.65%       3.45%       4.51%       5.82%       4.17%
  Savings and NOW accounts          $   69,697  $   52,666  $   68,098  $   35,347  $   33,185  $    3,953  $  262,946  $  262,946
    Average interest rates                1.21%       0.60%       0.53%       0.35%       0.98%       0.55%       0.76%
  Fixed interest rate time deposits $  126,525  $   42,684  $   33,980  $   16,918  $   13,565  $    1,779  $  235,451  $  234,603
    Average interest rates                3.18%       3.95%       3.89%       3.40%       3.67%       4.28%       3.47%
  Variable interest rate time
   deposits                         $      796  $      537  $        5          --          --          --  $    1,338  $    1,338
    Average interest rates                2.55%       2.55%       2.58%         --          --          --        2.55%

Quantitative Disclosures of Market Risk
         (dollars in thousands)

                                                                         March 31                                       Fair Value
                                    ----------------------------------------------------------------------------------------------
                                       2005        2006        2007        2008       2009      Thereafter    Total      03/31/04
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Rate sensitive assets
  Other interest bearing assets     $    3,150  $      199          --          --          --          --  $    3,349  $    3,349
    Average interest rates                0.90%       2.67%         --          --          --          --        3.57%
  Fixed interest rate securities    $   43,732  $   39,234  $   28,450  $   20,557  $   10,566  $   48,362  $  190,901  $  190,761
    Average interest rates                3.64%       3.44%       3.01%       2.96%       3.28%       4.60%       3.74%
  Fixed interest rate loans         $   93,105  $   55,416  $   73,921  $   36,199  $   39,819  $   41,491  $  339,951  $  341,027
    Average interest rates                6.68%       6.87%       7.01%       6.36%       6.72%       5.83%       6.65%
  Variable interest rate loans      $   55,071  $    7,156  $    5,536  $    6,509  $    7,571  $    2,876  $   84,719  $   84,719
    Average interest rates                5.50%       5.48%       5.57%       4.04%       5.29%       5.05%       5.35%

Rate sensitive liabilities
  Borrowed funds                    $    4,692  $       87  $    7,589  $       92  $       94  $   12,607  $   25,161  $   25,689
    Average interest rates                2.02%       4.88%       4.09%       4.88%       4.88%       4.84%       4.09%
  Savings and NOW accounts          $  165,263  $   22,231  $   18,086  $   14,856  $   13,764  $   33,132  $  267,332  $  267,332
    Average interest rates                0.56%       0.32%       0.64%       0.53%       0.49%       0.32%       0.51%
  Fixed interest rate time deposits $  100,156  $   50,533  $   39,946  $   31,424  $   17,948  $    1,975  $  241,982  $  244,373
    Average interest rates                2.49%       2.18%       4.36%       4.14%       3.83%       3.78%       3.06%
  Variable interest rate time
   deposits                         $      971  $      429  $        2  $        0  $      538  $      176  $    2,116  $    2,116
    Average interest rates                1.24%       1.24%       1.25%         --        3.17%       2.50%       1.84%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2005, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended March 31, 2005, no change occurred in the Corporation's internal control over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

(a)   Exhibits

      The following exhibits are filed as part of this report:

      3(a)  Amended Articles of Incorporation (1)

      3(b)  Amendment to the Articles of Incorporation (2)

      3(c)  Amendment to the Articles of Incorporation (4)

      3(d)  Amendment to the Articles of Incorporation (4)

      3(e)  Amended Bylaws

      10(a) Isabella Bank & Trust Executive Supplemental Income Agreement (2)

      10(b) Isabella Bank & Trust Deferred Compensation Plan (3)

      10(c) IBT Bancorp, Inc. and Related Companies Deferred Compensation Plan for Directors (5)

      10(d) Isabella Bank and Trust Death Benefit Only Agreement (6)

      31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer and Principal Financial Officer

      32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

1) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 12, 1991, and incorporated herein by reference.

2) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

3) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein by reference.

4) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein by reference.

5) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein by reference.

6) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein by reference.

7) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 16, 2005, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            IBT Bancorp, Inc.

Date: April 30, 2005        /s/ Dennis P. Angner
                            --------------------
                            Dennis P. Angner
                            Principal Executive Officer and Principal Financial
                             Officer

                                 EXHIBIT INDEX

      Exhibits

      The following exhibits are filed as part of this report:

      3(a)  Amended Articles of Incorporation (1)

      3(b)  Amendment to the Articles of Incorporation (2)

      3(c)  Amendment to the Articles of Incorporation (4)

      3(d)  Amendment to the Articles of Incorporation (4)

      3(e)  Amended Bylaws

      10(a) Isabella Bank & Trust Executive Supplemental Income Agreement (2)

      10(b) Isabella Bank & Trust Deferred Compensation Plan (3)

      10(c) IBT Bancorp, Inc. and Related Companies Deferred Compensation Plan for Directors (5)

      10(d) Isabella Bank and Trust Death Benefit Only Agreement (6)

      31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer and Principal Financial Officer

      32 Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

1) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 12, 1991, and incorporated herein by reference.

2) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 26, 1994, and incorporated herein by reference.

3) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein by reference.

4) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein by reference.

5) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein by reference.

6) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein by reference.

7) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 10-K, dated March 16, 2005, and incorporated herein by reference.