Form 10-Q
period 2005-06-30
IBT BANCORP INC /MI/
filed 2005-08-05
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from______________ to____________ Commission File Number: 0-18415

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Michigan                                           38-2830092
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              identification No.)

          200 East Broadway                                    48858
----------------------------------------            --------------------------
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

            Common Stock no par value, 4,919,526 as of July 19, 2005

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                                Page Numbers
PART I  FINANCIAL INFORMATION

        Item 1    Consolidated Financial Statements                                  3-10

        Item 2    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                         11-23

        Item 3    Quantitative and Qualitative Disclosures About Market Risk        24-25

        Item 4    Controls and Procedures                                              26

PART II  OTHER INFORMATION

        Item 4    Submission of Matters to a Vote of Securities Holders                27

        Item 6    Exhibits                                                             27

        Signatures                                                                     28

        Exhibit 31

        Exhibit 32

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                          June 30
                                                            2005        December 31
                                                        (Unaudited)       2004
                                                        -----------     -----------
ASSETS
  Cash and demand deposits due from banks               $    20,505     $    20,760
  Federal funds sold                                            500               -
                                                        -----------     -----------
                TOTAL CASH AND CASH EQUIVELANTS              21,005          20,760
  Investment securities
    Securities available for sale (Amortized cost of
      $169,382 in 2005 and $161,561 in 2004)                169,208         162,030
    Securities held to maturity (Fair value -
      $521 in 2005 and $537 in 2004)                            524             523
                                                        -----------     -----------
                    TOTAL INVESTMENT SECURITIES             169,732         162,553
  Mortgage loans available for sale                           1,780           2,339
  Loans
    Agricultural                                             51,408          49,179
    Construction and land development                        31,283          35,384
    Commercial                                              153,087         146,152
    Personal                                                 27,406          30,143
    Residential real estate mortgage                        200,468         192,037
                                                        -----------     -----------
                      TOTAL LOANS                           463,652         452,895
  Less allowance for loan losses                              6,740           6,444
                                                        -----------     -----------
                       NET LOANS                            456,912         446,451
  Other assets                                               46,597          45,931
                                                        -----------     -----------
                   TOTAL ASSETS                         $   696,026     $   678,034
                                                        ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits

    Noninterest bearing                                 $    68,898     $    65,736
    NOW accounts                                            100,640         101,362
    Certificates of deposit and other savings               326,320         323,954
    Certificates of deposit over $100,000                    74,588          72,824
                                                        -----------     -----------
                   TOTAL DEPOSITS                           570,446         563,876
  Other borrowed funds                                       37,951          30,982
  Accrued interest and other liabilities                     12,642          10,582
                                                        -----------     -----------
                   TOTAL LIABILITIES                        621,039         605,440
  Shareholders' Equity
    Common stock -- no par value
      10,000,000 shares authorized; outstanding--
      4,919,526 in 2005 (4,896,412 in 2004)                  67,698          66,908
    Retained earnings                                         8,618           6,590
    Accumulated other comprehensive loss                     (1,329)           (904)
                                                        -----------     -----------
         TOTAL SHAREHOLDERS' EQUITY                          74,987          72,594
                                                        -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   696,026     $   678,034
                                                        ===========     ===========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                                           Six Months Ended
                                                                                June 30
                                                                       --------------------------
                                                                          2005           2004
                                                                       -----------    -----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING

  Balance at beginning of period                                         4,896,412      4,403,404
  Common stock dividend                                                          -        440,191
  Issuance of common stock                                                  23,114         21,438
  Common stock repurchased                                                       -         (4,571)
                                                                       -----------    -----------
                                               BALANCE END OF PERIOD     4,919,526      4,860,462
                                                                       ===========    ===========

COMMON STOCK

  Balance at beginning of period                                       $    66,908    $    47,491
  Common stock dividend                                                          -         17,608
  Issuance of common stock                                                     790            734
  Common stock repurchased                                                       -           (192)
                                                                       -----------    -----------
                                               BALANCE END OF PERIOD        67,698         65,641

RETAINED EARNINGS

  Balance at beginning of period                                             6,590         20,623
  Net income                                                                 3,108          3,232
  Common stock dividend                                                          -        (17,608)
  Cash dividends ($0.22 per share in 2005 and $0.22 in 2004)                (1,080)        (1,074)
                                                                       -----------    -----------
                                               BALANCE END OF PERIOD         8,618          5,173

ACCUMULATED OTHER COMPREHENSIVE LOSS

  Balance at beginning of period                                              (904)           822
  Other comprehensive loss                                                    (425)        (2,464)
                                                                       -----------    -----------
                                               BALANCE END OF PERIOD        (1,329)        (1,642)

                                                                       -----------    -----------
                TOTAL SHAREHOLDERS EQUITY END OF PERIOD                $    74,987    $    69,172
                                                                       ===========    ===========

See notes to consolidated financial statements

IBT BANCORP, INC.

(UNAUDITED)

(dollars in thousands)

                                                      Three Months Ended   Six Months Ended
                                                           June 30              June 30
                                                      ------------------  -------------------
                                                        2005      2004      2005       2004
                                                      --------  --------  --------   --------
INTEREST INCOME
  Loans, including fees                               $  7,464  $  6,801  $ 14,623   $ 13,662
  Investment securities
    Taxable                                                852     1,048     1,683      2,095
    Nontaxable                                             599       538     1,175      1,049
  Federal funds sold and other                              68         6       130         42
                                                      --------  --------  --------   --------
                       TOTAL INTEREST INCOME             8,983     8,393    17,611     16,848
INTEREST EXPENSE
  Deposits                                               2,699     2,291     5,171      4,721
  Borrowings                                               365       275       658        515
                                                      --------  --------  --------   --------
                       TOTAL INTEREST EXPENSE            3,064     2,566     5,829      5,236
                                                      --------  --------  --------   --------
                          NET INTEREST INCOME            5,919     5,827    11,782     11,612
Provision for loan losses                                  109       225       319        465
                                                      --------  --------  --------   --------
                       NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES       5,810     5,602    11,463     11,147

NONINTEREST INCOME
  Trust fees                                               199       155       382        309
  Service charges on deposit accounts                       83        66       117        133
  Other service charges and fees                           911       872     1,762      1,729
  Gain on sale of mortgage loans                            60       155       136        281
  Title insurance revenue                                  592       600     1,095      1,011
  Other                                                    254       351       464        672
                                                      --------  --------  --------   --------
                       TOTAL NONINTEREST INCOME          2,099     2,199     3,956      4,135

NONINTEREST EXPENSES
  Compensation                                           3,413     3,240     6,751      6,534
  Occupancy                                                375       342       795        734
  Furniture and equipment                                  666       573     1,311      1,205
  Other                                                  1,168     1,322     2,622      2,572
                                                      --------  --------  --------   --------
                       TOTAL NONINTEREST EXPENSE         5,622     5,477    11,479     11,045

           INCOME BEFORE FEDERAL INCOME TAXES            2,287     2,324     3,940      4,237
Federal income taxes                                       522       568       832      1,005
                                                      --------  --------  --------   --------
                                      NET INCOME      $  1,765  $  1,756  $  3,108   $  3,232
                                                      ========  ========  ========   ========

Basic net income per share                            $   0.36  $   0.36  $   0.63   $   0.67
                                                      ========  ========  ========   ========
Cash dividends per share                              $   0.11  $   0.11  $   0.22   $   0.22
                                                      ========  ========  ========   ========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(dollars in thousands)

                                                                   Three Months Ended         Six Months Ended
                                                                         June 30                  June 30
                                                                  --------------------      --------------------
                                                                   2005         2004         2005         2004
                                                                  -------      -------      -------      -------
NET INCOME                                                        $ 1,765      $ 1,756      $ 3,108      $ 3,232
Other comprehensive income (loss) before income taxes:
  Unrealized gains (losses) on available-for-sale securities:
    Unrealized holding gains (losses) arising during period         1,449       (4,577)        (641)      (3,659)
    Reclassification adjustment for net realized gains
      included in net income                                           (2)         (61)          (2)         (74)
                                                                  -------      -------      -------      -------
Other comprehensive income (loss) before income taxes               1,447       (4,638)        (643)      (3,733)
Income tax (expense) benefit related to other comprehensive
      income (loss)                                                  (493)       1,577          218        1,269
                                                                  -------      -------      -------      -------
OTHER COMPREHENSIVE INCOME (LOSS)                                     954       (3,061)        (425)      (2,464)
                                                                  -------      -------      -------      -------
                                COMPREHENSIVE INCOME (LOSS)       $ 2,719      $(1,305)     $ 2,683      $   768
                                                                  =======      =======      =======      =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

                                                                      Six Months Ended
                                                                          June 30
                                                                     2005          2004
                                                                   --------      --------
OPERATING ACTIVITIES
Net income                                                         $  3,108      $  3,232
Reconciliation of net income to cash provided by operations:
  Provision for loan losses                                             319           465
  Provision for depreciation                                            860           730
  Net amortization of securities                                        523           886
  Realized gain on sale of investment securities                         (2)          (74)
  Amortization of mortgage servicing rights                              70           232
  Increase in cash value of life insurance                             (180)         (212)
  Amortization of intangibles                                            47            47
  Gain on sale of mortgage loans                                       (136)         (281)
  Net decrease in loans held for sale                                   695         3,248
  Decrease in interest receivable                                       278           598
  Increase in other assets                                             (288)         (462)
  Increase in accrued interest and other expenses                     2,060         2,333
                                                                   --------      --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES               7,354        10,742

INVESTING ACTIVITIES

  Activity in available-for-sale securities
    Maturities, calls, and sales                                     23,876        44,852
    Purchases                                                       (32,219)      (45,879)
  Net increase in loans                                             (10,780)      (16,756)
  Purchases of equipment and premises                                (1,235)       (2,096)
                                                                   --------      --------
                  NET CASH USED IN INVESTING ACTIVITIES             (20,358)      (19,879)
FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing deposits             3,162        (1,980)
  Net increase (decrease) in interest bearing deposits                3,408        (6,340)
  Net increase in other borrowed funds                                6,969        15,679
  Cash dividends                                                     (1,080)       (1,074)
  Proceeds from the issuance of common stock                            790           734
  Common stock repurchased                                                -          (192)
                                                                   --------      --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES              13,249         6,827
                                                                   --------      --------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVELANTS                   245        (2,310)
              Cash and cash equivelants at beginning of period       20,760        31,218
            CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 21,005      $ 28,908
                                                                   ========      ========

See notes to consolidated financial statements

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2004.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,909,262 and 4,852,017 for the six month periods ended June 30, 2005 and 2004, respectively. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3 OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note A to the Consolidated Financial Statements in the Corporations annual report for the year ended December 31, 2004. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. Summaries of selected financial information for the Corporation's reportable segments as of and for the six and three month period ended June 30 follow:

Six Months Ended

                                                             All Others
                                Isabella Bank    Farmers     (Including
                                  and Trust     State Bank     Parent)       Total
                                -------------   ----------   ----------    ---------
JUNE 30, 2005
  Total assets                  $     555,424   $  127,177   $   13,425    $696,026
  Interest income                      13,771        3,790           50      17,611
  Net interest income                   9,102        2,598           82      11,782
  Provision for loan losses               229           90            -         319
  Net income (loss)                     2,726          703         (321)      3,108

JUNE 30, 2004
  Total assets                        541,960      123,517        8,530     674,007
  Interest income                      13,206        3,553           89      16,848
  Net interest income                   9,141        2,354          117      11,612
  Provision for loan losses               300          165            -         465
  Net income (loss)                     2,822          540         (130)      3,232

Quarter Ended

                                                             All Others
                                Isabella Bank    Farmers     (Including
                                  and Trust     State Bank     Parent)       Total
                                -------------   ----------   ----------    ---------
JUNE 30, 2005
  Total assets                  $     555,424   $  127,177   $   13,425    $696,026
  Interest income                       7,007        1,934           42       8,983
  Net interest income                   4,556        1,316           47       5,919
  Provision for loan losses                64           45            -         109
  Net income (loss)                     1,463          363          (61)      1,765

JUNE 30, 2004
  Total assets                        541,960      123,517        8,530     674,007
  Interest income                       6,583        1,748           67       8,398
  Net interest income                   4,580        1,169           78       5,827
  Provision for loan losses               150           75            -         225
  Net income                            1,467          276           13       1,756

NOTE 4 DEFINED BENEFIT PENSION PLAN

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

The Corporation uses a January 1, 2005 measurement date for this pension plan.

The components of net periodic benefit cost related to Corporation administered plans for the three and six-month periods ended June 30 were as follows:

                                                               Pension Benefits
                                                   ---------------------------------------
                                                   Three months ended     Six months ended
                                                         June 30                June 30
                                                   ------------------     ----------------
                                                    2005       2004        2005      2004
                                                   ------     -------     ------    ------
                                                                  (thousands)
Components of net periodic benefit cost
          Service cost                             $  137     $   130     $  274    $  260
          Interest cost                               135         125        270       250
          Expected return on plan assets             (116)       (108)      (232)     (215)
          Amortization of prior service cost            5           5          9         9
          Amortization of net actuarial loss           50          53        101       106
                                                   ------     -------     ------    ------

          Net periodic benefit cost                $ 211      $   205     $  422    $  410
                                                   ======     =======     ======    ======

The Corporation has contributed $232 to the pension plan during the six month period ended June 30, 2005. The Corporation expects to contribute approximately $815 by the end of 2005.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounts Standards No. 154 (SFAS 154), Accounting Changes and Error Corrections - a replacement of APB No. 20 and FAS No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will apply the provisions of this statement effective January 1, 2006, as applicable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2004 annual report and with the unaudited financial statements and notes, as set forth on pages 3 through 10 of this report.

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

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004

RESULTS OF OPERATIONS

Net income equaled $3.11 million for the six month period ended June 30, 2005 versus $3.23 million in 2004. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 0.90% for the first six months of 2005 and 0.95% in 2004. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 8.40% through June 30, 2005 versus 9.29% for the same period in 2004.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                            Six Months Ended
                                                                  June 30
                                                         -------------------------
                                                            2005           2004
                                                         ----------     ----------
INCOME STATEMENT DATA
           Net interest income                           $   11,782     $   11,612
           Provision for loan losses                            319            465
           Net income                                         3,108          3,232
PER SHARE DATA
           Net income per common share                         0.63           0.67
           Cash dividends per common share                     0.22           0.22
RATIOS
           Average primary capital to average assets          11.60 %        11.11 %
           Net Income to average assets                        0.90           0.95
           Net income to average equity                        8.40           9.29

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $567,000 in 2005 versus $610,000 in 2004. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

            (Continued on page 15)

TABLE 1

IBT BANCORP, INC.

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

(Dollars in Thousands)

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank restricted equity holdings are included in Other.

                                                                Six Months Ended
                                                  June 30, 2005                    June 30, 2004
                                                      Tax      Average                    Tax      Average
                                        Average    Equivalent  Yield\       Average    Equivalent  Yield\
                                        Balance     Interest     Rate       Balance     Interest     Rate
                                      -----------  ----------  -------     ---------   ----------  -------
INTEREST EARNING ASSETS:
  Loans                               $   454,619  $   14,623    6.43%     $ 426,782   $   13,662    6.40%
  Taxable investment securities           105,494       1,683    3.19        125,027        2,016    3.22
  Non-taxable investment securities        61,415       1,873    6.10         53,928        1,683    6.24
  Federal funds sold                        4,254          53    2.49          7,041           42    1.19
  Other                                     3,486          77    4.42          2,845           78    5.48
                                      -----------  ----------    ----      ---------   ----------    ----
Total earning assets                      629,268      18,309    5.82        615,623       17,481    5.68
NON EARNING ASSETS:
  Allowance for loan losses               (6,576)                             (6,465)
  Cash and due from banks                  21,676                             26,938
  Premises and equipment                   18,850                             16,447
  Accrued income and other assets          24,819                             25,372
                                      -----------                          ---------
                Total assets          $   688,037                          $ 677,915
                                      ===========                          =========
INTEREST BEARING LIABILITIES:
  Interest-bearing demand deposits    $   104,594         419    0.80%     $ 113,446          273    0.48%
  Savings deposits                        160,964         651    0.81        155,900          436    0.56
  Time deposits                           238,195       4,101    3.44        240,640        4,012    3.33
  Other borrowings                         31,613         658    4.16         27,093          515    3.80
                                      -----------  ----------    ----      ---------   ----------    ----
Total interest bearing liabilities        535,366       5,829    2.18        537,079        5,236    1.95
NONINTEREST BEARING LIABILITIES:
  Demand deposits                          67,425                             60,957
  Other                                    11,247                             10,321
  Shareholders' equity                     73,999                             69,558
                                      -----------                          ---------
        Total liabilities and equity  $   688,037                          $ 677,915
                                      ===========                          =========
Net interest income (FTE)                          $   12,480                          $   12,245
                                                   ==========                          ==========

Net yield on interest earning
                                                                 ----                                ----
  assets (FTE)                                                   3.97%                               3.98%
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

                                             Six Month Period Ended June 30, 2005
                                                          Compared to
                                             Six Month Period Ended June 30, 2004
                                                  Increase (Decrease) Due to
                                             ------------------------------------
                                              Volume          Rate          Net
                                             --------        ------      --------
CHANGES IN INTEREST INCOME:
  Loans                                      $    895        $   66      $    961
  Taxable investment securities                  (312)          (21)         (333)
  Nontaxable investment securities                229           (39)          190
  Federal funds sold                              (21)           32            11
  Other                                            16           (17)           (1)
                                             --------        ------      --------
    Total changes in interest income              807            21           828
    Total changes in interest expense              41           534           575
                                             --------        ------      --------
    Net change in interest margin (FTE)      $    766        $ (513)     $    253
                                             ========        ======      ========

As shown in Tables number 1 and 2, when comparing the six month period ended June 30, 2005 to the same period in 2004, fully taxable equivalent (FTE) net interest income increased $235,000 or 1.92 %. An increase of 2.22% in average interest earning assets provided $807,000 of FTE interest income. The growth in interest earning assets was primarily funded by an increase in noninterest bearing deposits, other borrowings, and shareholders equity. The overall change in volume resulted in $765,000 of additional FTE interest income. The average FTE interest rate earned on assets increased by 0.14%, resulting in an increase in interest income of $21,000. The average rate paid on interest bearing liabilities increased by 0.23%, increasing interest expense by $551,000. The net change related to interest rates earned and paid was a $530,000 decrease in FTE net interest income.

The Corporation's FTE net interest yield as a percentage of average earning assets equaled 3.97% during the first six months of 2005 versus 3.98% for the same period in 2004. The 0.01% decrease in the FTE interest margin was primarily a result of the average rate earned on earning assets rising slower than the average rate paid on interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 65.65% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of June 30, 2005 to June 30, 2004, the provision for loan losses was decreased $146,000 to $319,000. Year to date 2005, the Corporation had net charge-offs of $23,000 in 2005 versus $96,000 in 2004. Loans classified as nonperforming were 0.54% of loans as of June 30, 2005 versus 0.62% for June 30, 2004. The Corporation's peer group, which includes 255 holding companies with assets between $500 million and $1.0 billion, had a nonperforming loans to total loans ratio of 0.52% as of March 31, 2005. As of June 30, 2005, the allowance for loan losses as a percentage of loans equaled 1.45%. In management's opinion, the allowance for loan losses is adequate as of June 30, 2005.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                    Six Months Ended
                                                         June 30
                                                  ---------------------
                                                   2005          2004
                                                  -------       -------
Summary of changes in allowance
    Allowance for loan losses - January 1         $ 6,444       $ 6,204
    Loans charged off                                (200)         (374)
    Recoveries of charged off loans                   177           278
                                                  -------       -------
    Net loans charged off                             (23)          (96)
    Provision charged to operations                   319           465
                                                  -------       -------
    ALLOWANCE FOR LOAN LOSSES - JUNE 30           $ 6,740       $ 6,573
                                                  =======       =======

    ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS        1.45%         1.50%
                                                  =======       =======

NONPERFORMING LOANS

(Dollars in thousands)

                                                    June 30
                                            ----------------------
                                              2005          2004
                                            --------      --------
Total amount of loans outstanding for
  the period                                $463,652      $438,519

Nonaccrual loans                            $  1,168      $  1,756
Accruing loans past due 90 days or more        1,318           968
                                            --------      --------
                             Total          $  2,486      $  2,724
                                            ========      ========

Loans classified as nonperforming as a
  % of outstanding loans                        0.54%         0.62%
                                            ========      ========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Income earned from these sources decreased $179,000 during the first six months of 2005 when compared to the same period in 2004. The majority of the decrease in noninterest income is related to a decrease in mortgage activity during 2005. Significant individual account changes during this period include a $145,000 decrease in gains on the sale of mortgage loans, a $72,000 decrease from the gain on sales of securities, a $50,000 decrease in income related to mortgage servicing assets, and a decrease of $32,000 from income from corporate owned life insurance policies. These declines were offset by a $73,000 increase in trust fee income and a $84,000 increase in title insurance revenue.

Included in other assets is $10.3 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $180,000 and $212,000 during the six month periods ended June 30, 2005 and 2004, respectively, is recorded as other income. These policies earned an average rate of 3.50% and 4.22% during the six month period ended June 30, 2005 and 2004, respectively. Due to their preferential tax treatment, these policies have a taxable equivalent rate of 5.30% and 6.40% as of June 30, 2005 and 2004, respectively. These policies are placed with five different insurance companies with an S & P rating of A- or better.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other noninterest income is a $136,000 gain from the sale of $17.0 million in mortgages during the first six months of 2005 versus a $281,000 gain on the sale of $22.9 million in mortgages for the same period in 2004.

NONINTEREST EXPENSES

Noninterest expenses increased $434,000 or 3.93% during the first six months of 2005 when compared to 2004. The largest component of noninterest expense is compensation expense, which increased $217,000 or 3.32%. The increase is due an increase in benefit expenses, additional staffing related to Isabella Bank and Trusts' new branch location in Big Rapids, Michigan, and normal merit and promotional salary increases.

Occupancy and furniture and equipment expenses increased $167,000 or 8.61% in 2005. The majority of this increase is related to equipment depreciation and service contracts, which is related to the 2004 information systems conversion and upgrade, and property tax expense associated with the new location referred to above. Various other expenses increased by $50,000 or 1.94%. Extended Audit and Sarbanes Oxley Section 404 compliance costs were $294,000 during the first six months of 2005 compared to zero in 2004. These costs were partially offset by decreases in various other expense categories. Due to the overall decline in income, the Corporation did not make contributions to the IBT Foundation in the first six months of 2005 and 2004.

                      QUARTER ENDED JUNE 30, 2005 AND 2004

RESULTS OF OPERATIONS

Net income equaled $1.77 million for the second quarter in 2005 versus $1.76 million in 2004. Return on average assets equaled 1.02% for the second quarter of 2005 versus 1.03% for the same period in 2004. Return on average equity equaled 9.48% for the second quarter in 2005, versus 10.04% for the second quarter in 2004.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                     Three Months Ended
                                                           June 30
                                                   -----------------------
                                                     2005          2004
                                                   ---------     ---------
INCOME STATEMENT DATA
     Net interest income                           $   5,919     $   5,827
     Provision for loan losses                           109           225
     Net income                                        1,765         1,756
PER SHARE DATA
     Net income per common share                        0.36          0.36
     Cash dividends per common share                    0.11          0.11
RATIOS
     Average primary capital to average assets         11.62%        11.11%
     Net income to average assets                       1.02          1.03
     Net income to average equity                       9.48         10.04

NET INTEREST INCOME

When comparing the second quarter of 2005 to 2004, net FTE interest income increased $66,000. An increase of 2.35% in interest earning assets provided $390,000 of FTE interest income. The growth in interest earning assets was primarily funded by an increase in noninterest bearing deposits, other borrowings, and shareholders equity. Overall, increased volume resulted in $374,000 of additional FTE interest income. During the second quarter of 2005, the average FTE interest rate earned on assets increased by 0.23% and the average rate paid on deposits and borrowed funds increased by 0.37%. The changes in interest rates earned and paid resulted in a $308,000 decrease in FTE interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.05% to 3.96% when comparing the second quarter of 2005 to the same period in 2004. The primary factor for the decrease was the average rate earned on earning assets rising slower than the average rate paid on interest bearing liabilities.

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

                                                                 Quarter Ended
                                                 June 30, 2005                     June 30, 2004
                                                     Tax       Average                  Tax      Average
                                       Average    Equivalent   Yield\     Average    Equivalent  Yield\
                                       Balance     Interest     Rate      Balance     Interest    Rate
                                      ---------   ----------   -------   ---------   ----------  -------
INTEREST EARNING ASSETS:
  Loans                               $ 457,257   $    7,464     6.53%   $ 430,171   $    6,801    6.32%
  Taxable investment securities         106,189          852     3.21      128,872        1,014    3.15
  Non-taxable investment securities      62,693          954     6.09       55,607          910    6.55
  Federal funds sold                      3,786           25     2.64        1,497            6    1.60
  Other                                   3,538           43     4.86        2,757           43    6.24
                                      ---------   ----------     ----    ---------   ----------    ----
Total earning assets                    633,463        9,338     5.90      618,904        8,774    5.67
NON EARNING ASSETS:
  Allowance for loan losses              (6,654)                            (6,590)
  Cash and due from banks                21,297                             25,273
  Premises and equipment                 18,985                             17,590
  Accrued income and other assets        24,698                             23,949
                                      ---------                          ---------
                    Total assets      $ 691,789                          $ 679,126
                                      =========                          =========
INTEREST BEARING LIABILITIES:
  Interest-bearing demand deposits    $ 102,876          217     0.84    $ 105,111          110    0.42
  Savings deposits                      157,383          361     0.92      156,105          197    0.50
  Time deposits                         240,312        2,120     3.53      241,320        1,984    3.29
  Other borrowings                       35,179          366     4.16       32,487          275    3.39
                                      ---------   ----------     ----    ---------   ----------    ----
Total interest bearing liabilities      535,750        3,064     2.29      535,023        2,566    1.92
NONINTEREST BEARING LIABILITIES:
  Demand deposits                        69,810                             62,724
  Other                                  11,735                             11,407
  Shareholders' equity                   74,494                             69,972
                                      ---------                          ---------
      Total liabilities and equity    $ 691,789                          $ 679,126
                                      =========   ----------             =========   ----------
Net interest income (FTE)                         $    6,274                         $    6,208
                                                  ==========                         ==========

Net yield on interest earning
                                                                 ----                              ----
  assets (FTE)                                                   3.96%                             4.01%
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

                                                Quarter Ended June 30, 2005
                                                         Compared to
                                                        June 30, 2004
                                                Increase (Decrease) Due to
                                                ---------------------------
                                                Volume    Rate        Net
                                                ------   -------    -------
CHANGES IN INTEREST INCOME:
 Loans                                          $  437   $   226    $   663
 Taxable investment securities                    (182)       20       (162)
 Nontaxable investment securities                  111       (67)        44
 Federal funds sold                                 13         6         19
 Other                                              11       (11)         -
                                                ------   -------    -------
          Total changes in interest income         390       174        564
          Total changes in interest expense         16       464        480
                                                ------   -------    -------
          Net change in interest margin (FTE)   $  374   $  (290)   $    84
                                                ======   =======    =======

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the second quarter of 2005 was $109,000 versus $225,000 in 2004. During the second quarter of 2005 the Corporation had net charge-offs of $26,000 versus $149,000 during the same period of 2004. The allowance for loan losses as a percent of loans was 1.45% as of June 30, 2005, a 0.05% decrease since June 30, 2004.

NONINTEREST INCOME

Noninterest income earned in the second quarter of 2005, when compared to the same period in 2004, decreased $100,000 or 4.55%. Significant individual account changes during the period include a $95,000 decrease in gains on the sale of mortgage loans, a decrease of $60,000 in gains on the sale of securities, and a decrease of $28,000 in various other income accounts. These declines were offset by a $44,000 increase in trust fees and a $39,000 increase in other service charges and fees.

NONINTEREST EXPENSES

Noninterest expenses increased $145,000 or 2.65% during the second quarter of 2005 when compared to 2004. Noninterest expense includes compensation expense, occupancy, and other operating expenses. The largest component of noninterest expense is compensation expense, which increased $173,000 or 5.34%. The increase is due to an increase in benefit expenses, additional staffing related to Isabella Bank and Trusts' new branch location in Big Rapids, Michigan, and normal merit and promotional salary increases.

Occupancy and furniture and equipment expenses increased $126,000 or 13.77%. The majority of this increase is related to equipment depreciation and service contracts, which is related to the 2004 information systems conversion and upgrade, and property tax expense associated with the new location referred to above. Various other operating expenses decreased $154,000 or 11.65%.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2004, total assets increased $18.0 million to $696.0 million. As of June 30, 2005, total loans increased $10.8 million, cash and demand deposits due from banks decreased $255,000, federal funds sold increased $500,000, and investment securities increased $7.2 million when compared to December 31, 2004. Deposits during this period increased $6.6 million, borrowed funds increased $7.0 million and shareholders' equity increased $2.4 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of June 30, 2005, cash and cash equivalents as a percentage of total assets equaled 3.02%, versus 3.06% as of December 31, 2004. During the first six months of 2005, $7.4 million in net cash was provided from operations and $13.2 million was provided from financing activities. Investing activities used $20.4 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $245,000 increase in cash and cash equivalents during the first six months of 2005.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $169.2 million as of June 30, 2005 and $162.0 million as of December 31, 2004. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive loss; and increased approximately $2.4 million since December 31, 2004. Accumulated other comprehensive loss increased $425,000 due to unrealized losses in available-for-sale securities during 2005.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to average assets, which consists of shareholder's equity plus the allowance for loan losses less unamortized acquisition intangibles, was 11.40% as of June 30, 2005.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2005:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                              IBT Bancorp
                             June 30, 2005
                        Required          Actual
                        --------          ------
Equity Capital           4.00%            15.34%
Secondary Capital*       4.00              1.25
                         ----             -----
Total Capital            8.00%            16.59%
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

Commitments to extend credit, which totaled $79.3 million at June 30, 2005, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2005, the Corporation had a total of $933,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of June 30, 2005 approximated $1.7 million.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. Their cash flow and their ability to service their debt is largely dependent on growing conditions and the commodity prices for corn, soybeans, sugar beets, milk, beef and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2005. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk
       (dollars in thousands)

                                                                                                                         Fair
                                                                       June 30, 2005                                    Value
                                        -----------------------------------------------------------------------------  --------
                                          2006       2007       2008        2009      2010     Thereafter     Total    06/30/05
                                        --------   --------   --------    --------   -------   ----------   ---------  --------
Rate sensitive assets
 Other interest bearing assets          $    810   $      -   $      -    $      -   $     -   $        -   $     810  $   810
   Average interest rates                   3.07%         -          -           -         -            -        3.07%
 Fixed interest rate securities         $ 24,402   $ 44,721   $ 38,314    $ 16,047   $11,316   $   34,932   $ 169,732  $169,729
   Average interest rates                   3.32%      3.30%      3.30%       3.49%     3.90%        3.17%       3.38%
 Fixed interest rate loans              $ 89,308   $ 75,952   $ 73,547    $ 52,286   $53,195   $   24,623   $ 368,911  $382,654
   Average interest rates                   6.52%      5.98%      6.12%       5.90%     6.22%        5.33%       6.12%
 Variable interest rate loans           $ 50,378   $ 15,173   $ 19,495    $  6,741   $ 3,645   $    1,089   $  96,521  $ 96,521
   Average interest rates                   7.47%      6.90%      6.81%       6.95%     6.96%        7.40%       7.19%

Rate sensitive liabilities
 Borrowed funds                         $ 15,973   $  4,000   $  4,166    $  2,500   $ 6,312   $    5,000   $  37,951  $ 37,977
   Average interest rates                   3.62%      3.50%      3.65%       3.45%     5.03%        4.95%       4.01%
 Savings and NOW accounts               $ 51,847   $ 96,826   $ 78,705    $ 22,421   $ 6,117   $        -   $ 255,916  $255,916
   Average interest rates                   1.55%      1.28%      0.98%       1.25%     1.97%           -        1.26%
 Fixed interest rate time deposits      $124,939   $ 52,390   $ 31,436    $ 16,315   $18,157   $    1,010   $ 244,247  $244,345
   Average interest rates                   3.37%      3.94%      3.90%       3.42%     3.95%        4.62%       3.61%
 Variable interest rate time deposits   $    936   $    441   $      8    $      -   $     -   $        -   $   1,385  $  1,385
   Average interest rates                   2.90%      2.90%      2.93%          -         -            -        2.90%

Quantitative Disclosures of Market Risk
(dollars in thousands)

                                                                                                                        Fair
                                                                       June 30, 2004                                    Value
                                        -----------------------------------------------------------------------------  --------
                                          2005       2006       2007       2008       2009     Thereafter     Total    06/30/04
                                        --------   --------   --------    --------   -------   ----------   ---------  --------
Rate sensitive assets
 Other interest bearing assets          $    506   $    199   $      -    $      -   $     -   $        -   $     705  $    705
   Average interest rates                   1.38%      2.67%         -           -         -            -        1.74%
 Fixed interest rate securities         $ 20,552   $ 31,031   $ 27,191    $ 25,750   $12,747   $   50,355   $ 167,626  $167,641
   Average interest rates                   2.84%      2.32%      2.62%       2.74%     3.16%        3.91%       3.19%
 Fixed interest rate loans              $ 93,654   $ 62,346   $ 79,002    $ 39,638   $52,075   $   23,720   $ 350,435  $347,973
   Average interest rates                   6.67%      7.05%      5.98%       6.45%     5.79%        5.02%       6.31%
 Variable interest rate loans           $ 43,552   $  9,121   $ 13,325    $  8,747   $11,359   $    3,328   $  89,432  $ 89,432
   Average interest rates                   5.61%      4.39%      4.28%       5.13%     4.98%        5.59%       5.16%

Rate sensitive liabilities
 Borrowed funds                         $ 17,464   $     87   $  9,589    $     92   $    34   $    6,466   $  33,732  $ 31,621
   Average interest rates                   1.48%      4.88%      3.99%       4.88%     4.88%        4.76%       3.74%
 Savings and NOW accounts               $150,453   $ 22,626   $ 18,408    $ 13,395   $10,003   $   30,365   $ 245,250  $245,250
   Average interest rates                   0.51%      0.32%      0.63%       0.55%     0.56%        0.32%       0.48%
 Fixed interest rate time deposits      $121,003   $ 35,205   $ 40,115    $ 30,761   $17,009   $      874   $ 244,967  $237,575
   Average interest rates                   2.38%      4.27%      4.20%       3.93%     3.14%        6.19%       3.21%
 Variable interest rate time deposits   $    949   $  2,030   $      -    $    305   $   106   $        -   $   3,390  $  3,390
   Average interest rates                   1.28%      2.05%         -        4.21%     8.00%           -        2.21%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of June 30, 2005, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, no change occurred in the Corporation's internal control over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

                  The registrant's annual meeting of shareholders was held on April 26, 2005. At the meeting the shareholders voted upon the following matters:

                  Election of Directors to terms ending 2007:

                                       For                   Witheld
                                    --------                 -------
Richard J. Barz                     3,300,211                  1,991
Sandra L. Caul                      3,296,172                  6,031
Timothy M. Miller                   3,288,527                 13,675
Ronald E. Schumacher                3,300,209                  1,993

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

                  3(e)  Amended Bylaws (7)

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

                                                   IBT Bancorp, Inc.

      Date: July 29, 2005                  /s/ Dennis P. Angner
                                           --------------------------------
                                            Dennis P. Angner
                                            Principal Executive Officer and
                                            Principal Financial Officer

                                  Exhibit Index

Exhibit No.       Description
-----------       --------------------------------------------------------------
3(a)              Amended Articles of Incorporation (1)

3(b)              Amendment to the Articles of Incorporation (2)

3(c)              Amendment to the Articles of Incorporation (4)

3(d)              Amendment to the Articles of Incorporation (4)

3(e)              Amended Bylaws (7)

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