Form 10-Q
period 2005-09-30
IBT BANCORP INC /MI/
filed 2005-11-03
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from __________ to __________

     Commission File Number: 0-18415

                                IBT Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

            Michigan                                              38-2830092
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              identification No.)

            200 East Broadway                                            48858
(Address of principal executive offices)                              (Zip code)

                                 (989) 772-9471
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock no par value, 4,929,232 as of October 12, 2005

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
                                                                    ------------
PART I  FINANCIAL INFORMATION

        Item 1 Consolidated Financial Statements                         3-10

        Item 2 Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      11-23

        Item 3 Quantitative and Qualitative Disclosures About
               Market Risk                                              24-25

        Item 4 Controls and Procedures                                     26

PART II OTHER INFORMATION

        Item 6 Exhibits                                                    27

        Signatures                                                         28

        Exhibit 31                                                         29

        Exhibit 32                                                         30

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

                                                         September 30
                                                             2005       December 31
                                                          (Unaudited)       2004
                                                         ------------   -----------
ASSETS
   Cash and demand deposits due from banks                 $ 20,506      $ 20,561
   Interest bearing balances                                  4,606           199
   Federal funds sold                                            --            --
                                                           --------      --------
            TOTAL CASH AND CASH EQUIVELANTS                  25,112        20,760
   Investment securities
      Securities available for sale (amortized cost of
         $173,995 in 2005 and $161,561 in 2004)             172,964       162,030
      Securities held to maturity (fair value -
         $358 in 2005 and $537 in 2004)                         356           523
                                                           --------      --------
            TOTAL INVESTMENT SECURITIES                     173,320       162,553

   Mortgage loans available for sale                          1,837         2,339
   Loans
      Agricultural                                           54,728        49,179
      Construction and land development                      32,027        35,384
      Commercial                                            159,962       146,152
      Personal                                               27,107        30,143
      Residential real estate mortgage                      204,992       192,037
                                                           --------      --------
            TOTAL LOANS                                     478,816       452,895
   Less allowance for loan losses                             6,801         6,444
                                                           --------      --------
            NET LOANS                                       472,015       446,451
   Other assets                                              47,796        45,931
                                                           --------      --------
            TOTAL ASSETS                                   $720,080      $678,034
                                                           ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                  $ 70,541      $ 65,736
      NOW accounts                                          100,845       101,362
      Certificates of deposit and other savings             331,180       323,954
      Certificates of deposit over $100,000                  78,202        72,824
                                                           --------      --------
            TOTAL DEPOSITS                                  580,768       563,876
   Other borrowed funds                                      47,782        30,982
   Accrued interest and other liabilities                    15,523        10,582
                                                           --------      --------
            TOTAL LIABILITIES                               644,073       605,440
   Shareholders' Equity
      Common stock -- no par value
         10,000,000 shares authorized; outstanding--
         4,929,232 in 2005 (4,896,412 in 2004)               68,080        66,908
      Retained earnings                                       9,820         6,590
      Accumulated other comprehensive loss                   (1,893)         (904)
                                                           --------      --------
            TOTAL SHAREHOLDERS' EQUITY                       76,007        72,594
                                                           --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $720,080      $678,034
                                                           ========      ========

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                          Nine Months Ended
                                                             September 30
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of period                       4,896,412    4,403,404
   Common stock dividend                                       --      440,191
   Issuance of common stock                                32,820       31,660
   Common stock repurchased                                    --       (4,571)
                                                       ----------   ----------
      BALANCE END OF PERIOD                             4,929,232    4,870,684
                                                       ==========   ==========

COMMON STOCK
   Balance at beginning of period                      $   66,908   $   47,491
   Common stock dividend                                       --       17,608
   Issuance of common stock                                 1,172        1,094
   Common stock repurchased                                    --         (192)
                                                       ----------   ----------
      BALANCE END OF PERIOD                                68,080       66,001

RETAINED EARNINGS
   Balance at beginning of period                           6,590       20,623
   Net income                                               4,852        4,981
   Common stock dividend                                       --      (17,608)
   Cash dividends ($0.33 per share in 2005 and 2004)       (1,622)      (1,609)
                                                       ----------   ----------
      BALANCE END OF PERIOD                                 9,820        6,387

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of period                            (904)         822
   Other comprehensive loss                                  (989)      (1,091)
                                                       ----------   ----------
      BALANCE END OF PERIOD                                (1,893)        (269)

                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD         $   76,007   $   72,119
                                                       ==========   ==========

See notes to consolidated financial statements

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands)

                                           Three Months Ended   Nine Months Ended
                                              September 30         September 30
                                           ------------------   -----------------
                                              2005     2004       2005      2004
                                             ------   ------    -------   -------
INTEREST INCOME
   Loans, including fees                     $7,872   $7,002    $22,495   $20,664
   Investment securities
      Taxable                                   864      847      2,547     2,870
      Nontaxable                                599      523      1,774     1,572
   Federal funds sold and other                 104       43        234       157
                                             ------   ------    -------   -------
      TOTAL INTEREST INCOME                   9,439    8,415     27,050    25,263

INTEREST EXPENSE
   Deposits                                   3,001    2,301      8,172     7,022
   Borrowings                                   424      261      1,082       776
                                             ------   ------    -------   -------
      TOTAL INTEREST EXPENSE                  3,425    2,562      9,254     7,798
                                             ------   ------    -------   -------
      NET INTEREST INCOME                     6,014    5,853     17,796    17,465
Provision for loan losses                       196      120        515       585
                                             ------   ------    -------   -------
      NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES            5,818    5,733     17,281    16,880

NONINTEREST INCOME
   Trust fees                                   231      189        613       499
   Service charges on deposit accounts           67       61        184       194
   Other service charges and fees             1,041      950      2,803     2,679
   Gain on sale of mortgage loans                60      111        196       391
   Title insurance revenue                      698      511      1,793     1,522
   Other                                        231      241        695       913
                                             ------   ------    -------   -------
      TOTAL NONINTEREST INCOME                2,328    2,063      6,284     6,198

NONINTEREST EXPENSES
   Compensation                               3,451    3,289     10,202     9,823
   Occupancy                                    415      375      1,210     1,109
   Furniture and equipment                      666      607      1,977     1,812
   Other                                      1,359    1,231      3,981     3,803
                                             ------   ------    -------   -------
      TOTAL NONINTEREST EXPENSES              5,891    5,502     17,370    16,547

      INCOME BEFORE FEDERAL INCOME TAXES      2,255    2,294      6,195     6,531
Federal income taxes                            511      545      1,343     1,550
                                             ------   ------    -------   -------
      NET INCOME                             $1,744   $1,749    $ 4,852   $ 4,981
                                             ======   ======    =======   =======
Basic net income per share                   $ 0.35   $ 0.36    $  0.99   $  1.03
                                             ======   ======    =======   =======
Cash dividends per share                     $ 0.11   $ 0.11    $  0.33   $  0.33
                                             ======   ======    =======   =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(dollars in thousands)

                                                                 Three Months Ended   Nine Months Ended
                                                                    September 30         September 30
                                                                 ------------------   -----------------
                                                                   2005     2004        2005      2004
                                                                  ------   ------     -------   -------
NET INCOME                                                        $1,744   $1,749     $ 4,852   $ 4,981
Other comprehensive (loss) income before income taxes:
   Unrealized (losses) gains on available-for-sale securities:
      Unrealized holding (losses) gains arising during period       (857)   2,095      (1,498)   (1,563)
      Reclassification adjustment for net realized gains
         included in net income                                       --      (15)         (2)      (90)
                                                                  ------   ------     -------   -------
Other comprehensive (loss) income before
   income tax benefit (expense)                                     (857)   2,080      (1,500)   (1,653)
Income tax benefit (expense) related to other
   comprehensive (loss) income                                       293     (707)        511       562
                                                                  ------   ------     -------   -------
OTHER COMPREHENSIVE (LOSS) INCOME                                   (564)   1,373        (989)   (1,091)
                                                                  ------   ------     -------   -------
                                         COMPREHENSIVE INCOME     $1,180   $3,122     $ 3,863   $ 3,890
                                                                  ======   ======     =======   =======

See notes to consolidated financial statements.

IBT BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

                                                                   Nine Months Ended
                                                                      September 30
                                                                  -------------------
                                                                    2005       2004
                                                                  --------   --------
OPERATING ACTIVITIES
Net income                                                        $  4,852   $  4,981
Reconciliation of net income to cash provided by operations:
   Provision for loan losses                                           515        585
   Provision for depreciation                                        1,298      1,137
   Net amortization of securities                                      739      1,227
   Realized gain on sale of investment securities                       (2)       (90)
   Amortization of mortgage servicing rights                           110        244
   Increase in cash value of life insurance                           (271)      (317)
   Amortization of intangibles                                          70         70
   Gain on sale of mortgage loans                                     (196)      (391)
   Net decrease in loans held for sale                                 698      3,623
   (Increase) decrease in interest receivable                         (332)       277
   Increase in other assets                                           (710)      (948)
   Increase in accrued interest and other expenses                   4,941        764
                                                                  --------   --------

               NET CASH PROVIDED BY OPERATING ACTIVITIES            11,712     11,162

INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                  28,947     58,042
      Purchases                                                    (42,116)   (49,586)
   Activity in held to maturity securities
      Maturities, calls, and sales                                     165        735
   Net increase in loans                                           (26,079)   (23,685)
   Purchases of equipment and premises                              (1,519)    (3,379)
                                                                  --------   --------

                  NET CASH USED IN INVESTING ACTIVITIES            (40,602)   (17,873)

FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits                      4,805      1,646
   Net increase (decrease) in interest bearing deposits             12,087    (12,334)
   Net increase in other borrowed funds                             16,800      4,933
   Cash dividends                                                   (1,622)    (1,609)
   Proceeds from the issuance of common stock                        1,172      1,094
   Common stock repurchased                                             --       (192)
                                                                  --------   --------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           33,242     (6,462)
                                                                  --------   --------
         INCREASE (DECREASE) IN CASH AND CASH EQUIVELANTS            4,352    (13,173)
               Cash and cash equivelants at beginning of period     20,760     31,218
                                                                  --------   --------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 25,112   $ 18,045
                                                                  ========   ========

See notes to consolidated financial statements

                                IBT BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2004.

NOTE 2 COMPUTATION OF EARNINGS PER SHARE

The net income per share amounts are based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding were 4,914,526 and 4,856,051 for the nine month periods ended September 30, 2005 and 2004, respectively. The Corporation has no common stock equivalents and, accordingly, presents only basic earnings per share.

NOTE 3 OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note A to the Consolidated Financial Statements in the Corporations annual report for the year ended December 31, 2004. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. Summaries of selected financial information for the Corporation's reportable segments as of and for the nine and three month periods ended September 30 follow:

(dollars in thousands)

                                                            All Others
                               Isabella Bank     Farmers    (Including
Nine Months Ended                and Trust     State Bank     Parent)      Total
-----------------              -------------   ----------   ----------   --------
SEPTEMBER 30, 2005
   Total assets                   $574,047      $132,396     $ 13,637    $720,080
   Interest income                  21,138         5,842           70      27,050
   Net interest income              13,726         3,949          121      17,796
   Provision for loan losses           375           140           --         515
   Net income (loss)                 4,206         1,043         (397)      4,852

SEPTEMBER 30, 2004
   Total assets                    528,064       122,940       11,267     662,271
   Interest income                  19,740         5,398          125      25,263
   Net interest income              13,662         3,632          171      17,465
   Provision for loan losses           400           185           --         585
   Net income (loss)                 4,264           921         (204)      4,981

                                                            All Others
                               Isabella Bank     Farmers    (Including
Quarter Ended                    and Trust     State Bank     Parent)      Total
-------------                  -------------   ----------   ----------   --------
SEPTEMBER 30, 2005
   Total assets                   $574,047      $132,396     $13,637     $720,080
   Interest income                   7,367         2,052          20        9,439
   Net interest income               4,623         1,351          40        6,014
   Provision for loan losses           146            50          --          196
   Net income (loss)                 1,479           340         (75)       1,744

SEPTEMBER 30, 2004
   Total assets                    528,064       122,940      11,267      662,271
   Interest income                   6,534         1,841          40        8,415
   Net interest income               4,519         1,275          59        5,853
   Provision for loan losses           100            20          --          120
   Net income (loss)                 1,444           381         (76)       1,749

NOTE 4 DEFINED BENEFIT PENSION PLAN

The Corporation has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees' five highest consecutive years of compensation out of the last ten years of service. The funding policy is to contribute annually the maximum amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date but also for those expected to be earned in the future.

The Corporation uses a January 1, 2005 measurement date for this pension plan.

The components of net periodic benefit cost related to Corporation administered plans for the three and nine-month periods ended September 30 were as follows:

                                                     Pension Benefits
                                          --------------------------------------
                                          Three months ended   Nine months ended
                                             September 30         September 30
                                          ------------------   -----------------
                                             2005    2004         2005    2004
                                            -----   -----        -----   -----
                                                        (thousands)
Components of net periodic benefit cost
   Service cost                             $ 137   $ 130        $ 410   $ 390
   Interest cost                              135     125          405     375
   Expected return on plan assets            (116)   (108)        (348)   (324)
   Amortization of prior service cost           5       5           14      15
   Amortization of net actuarial loss          50      53          151     159
                                            -----   -----        -----   -----
   Net periodic benefit cost                $ 211   $ 205        $ 632   $ 615
                                            =====   =====        =====   =====

The Corporation has contributed $545,000 to the pension plan during the nine month period ended September 30, 2005. The Corporation expects to contribute approximately $972,000 by the end of 2005.

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

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF OPERATIONS

Net income equaled $4.85 million for the nine month period ended September 30, 2005 versus $4.98 million in 2004. Return on average assets, which measures the ability of the Corporation to profitably and efficiently employ its resources, was 0.93% for the first nine months of 2005 and 0.98% in 2004. Return on average equity, which indicates how effectively the Corporation is able to generate earnings on shareholder invested capital, equaled 8.80% through September 30, 2005 versus 9.48% for the same period in 2004.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                               Nine Months Ended
                                                  September 30
                                               -----------------
                                                 2005     2004
                                               -------   -------
INCOME STATEMENT DATA
   Net interest income                         $17,796   $17,465
   Provision for loan losses                       515       585
   Net income                                    4,852     4,981
PER SHARE DATA
   Net income per common share                 $  0.99   $  1.03
   Cash dividends per common share                0.33      0.33
RATIOS
   Average primary capital to average assets     11.46%    11.24%
   Net income to average assets                   0.93      0.98
   Net income to average equity                   8.80      9.48

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $849,0002005 versus $854,000 in 2004. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                               Nine Months Ended
                                       -----------------------------------------------------------------
                                              September 30, 2005                September 30, 2004
                                       -------------------------------   -------------------------------
                                                      Tax      Average                  Tax      Average
                                        Average   Equivalent   Yield\     Average   Equivalent    Yield\
                                        Balance    Interest     Rate      Balance    Interest      Rate
                                       --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                               $460,064     $22,495     6.52%    $432,995     $20,664     6.36%
   Taxable investment securities        105,312       2,547     3.22      118,325       2,870     3.23
   Non-taxable investment securities     61,867       2,826     6.09       54,801       2,382     5.80
   Federal funds sold                     4,620          99     2.86        6,051          51     1.12
   Other                                  4,254         135     4.23        2,949         106     4.79
                                       --------     -------     ----     --------     -------     ----
Total earning assets                    636,117      28,102     5.89      615,121      26,073     5.65
NON EARNING ASSETS:
   Allowance for loan losses             (6,635)                           (6,575)
   Cash and due from banks               20,458                            24,601
   Premises and equipment                17,773                            17,209
   Accrued income and other assets       25,244                            24,773
                                       --------                          --------
      Total assets                     $692,957                          $675,129
                                       ========                          ========

INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits    $106,165     $   708     0.89%    $109,699     $   393     0.48%
   Savings deposits                     158,131       1,087     0.92      155,342         656     0.56
   Time deposits                        241,499       6,377     3.52      239,518       5,976     3.33
   Other borrowed funds                  34,187       1,082     4.22       27,159         773     3.79
                                       --------     -------     ----     --------     -------     ----
Total interest bearing liabilities      539,982       9,254     2.29      531,718       7,798     1.96
NONINTEREST BEARING LIABILITIES:
   Demand deposits                       67,927                            63,323
   Other                                 11,520                            10,033
   Shareholders' equity                  73,528                            70,055
                                       --------                          --------
      Total liabilities and equity     $692,957                          $675,129
                                       ========                          ========
Net interest income (FTE)                           $18,848                           $18,275
                                                    =======                           =======
Net yield on interest earning
                                                                ----                              ----
   assets (FTE)                                                 3.95%                             3.96%
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

                                            Nine Month Period Ended September 30, 2005
                                                            Compared to
                                            Nine Month Period Ended September 30, 2004
                                                    Increase (Decrease) Due to
                                            ------------------------------------------
                                                     Volume    Rate      Net
                                                     ------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                             $1,315   $  516   $1,831
   Taxable investment securities                       (315)      (8)    (323)
   Nontaxable investment securities                     319      125      444
   Federal funds sold                                   (15)      63       48
   Other                                                 43      (14)      29
                                                     ------   ------   ------
      Total changes in interest income                1,347      682    2,029
      Total changes in interest expense                 265    1,191    1,456
                                                     ------   ------   ------
      Net change in interest margin (FTE)            $1,082   $ (509)  $  573
                                                     ======   ======   ======

As shown in Tables number 1 and 2, when comparing the nine month period ended September 30, 2005 to the same period in 2004, fully taxable equivalent (FTE) net interest income increased $573,000 or 3.13%. An increase of 3.41% in average interest earning assets provided $1.3 million of FTE interest income. The growth in interest earning assets was primarily funded by an increase in other borrowings, noninterest bearing deposits, and shareholders equity. The overall change in volume resulted in $1.1 million of additional net FTE interest income. The average FTE interest rate earned on assets increased by 0.24%, resulting in an increase in interest income of $682,000. The average rate paid on interest bearing liabilities increased by 0.33%, increasing interest expense by $1.2 million. The net change related to interest rates earned and paid was a $509,000 decrease in FTE net interest income.

During the first nine months of 2005, short term rates such as prime rate and certificates of deposits less than three months have risen substantially while rates on longer term assets and funding sources have remained essentially unchanged, resulting in essentially a flat yield curve. A flat yield curve encourages our customers to invest their funds in short term deposits and borrowers to prefer long term fixed rate loans. Given the flat yield curve, there is little opportunity to earn additional interest income from incurring interest rate risk. The Corporation is carefully monitoring its interest rate risk to assure that either a steepening of or an inverted yield curve will not have a significant adverse impact on the Corporation's net interest income in future periods. This defensive position has resulted in the Corporation's FTE net interest yield as a percentage of average earning assets equaling 3.95% during the first nine months of 2005 versus 3.96% for the same period in 2004.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 65.6% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of September 30, 2005 to September 30, 2004, the provision for loan losses was decreased $70,000 to $515,000 of loans classified as nonperforming decreasing to 0.62% of loans as of September 30, 2005 compared to 0.80% for September 30, 2004. Year to date 2005, the Corporation had net charge-offs of $158,000 in 2005 versus $115,000 in 2004. The Corporation's peer group, which includes 383 holding companies with assets between $500 million and $1.0 billion, had a nonperforming loans to total loans ratio of 0.51% as of June 30, 2005. As of September 30, 2005, the allowance for loan losses as a percentage of loans equaled 1.42%. In management's opinion, the allowance for loan losses is adequate as of September 30, 2005.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                Nine Months Ended
                                                   September 30
                                               -------------------
                                                 2005       2004
                                               --------   --------
Summary of changes in allowance
   Allowance for loan losses - January 1       $  6,444   $  6,204
   Loans charged off                               (406)      (504)
   Recoveries of charged off loans                  248        389
                                               --------   --------
   Net loans charged off                           (158)      (115)
   Provision charged to operations                  515        585
                                               --------   --------
ALLOWANCE FOR LOAN LOSSES - SEPTEMBER 30       $  6,801   $  6,674
                                               ========   ========
   ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS       1.42%      1.50%
                                               ========   ========

NONPERFORMING LOANS

(Dollars in thousands)

                                                September 30
                                            -------------------
                                              2005       2004
                                            --------   --------
Total amount of loans outstanding for
   the period                               $478,816   $445,429

Nonaccrual loans                            $  1,208   $  1,151
Accruing loans past due 90 days or more        1,771      2,400
                                            --------   --------
   Total                                    $  2,979   $  3,551
                                            ========   ========

Loans classified as nonperforming as a
   % of outstanding loans                       0.62%      0.80%
                                            ========   ========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Income earned from these sources increased $86,000 or 1.39% during the first nine months of 2005 when compared to the same period in 2004. Significant individual account changes during this period include a $114,000 increase in trust fees, a $124,000 increase in other service charges and fees, and a $271,000 increase in title insurance revenue. These increases were offset by a $10,000 decrease in service charges on deposit accounts, a $195,000 decrease in gains on the sale of mortgage loans, and a $218,000 decrease in other non interest income.

The $124,000 increase in other service charges and fees includes a $171,000 increase in NSF and overdraft fees a $73,000 increase in ATM and debit card fee income, as well as a $123,000 decrease in income from the valuation of mortgage servicing rights due to a decline in mortgage activity. Management expects NSF and overdraft income to remain relatively level, due to current deposit portfolio activity. Based on current market trends, the value of mortgage servicing rights is anticipated to remain at current levels.

The $218,000 decrease in other noninterest income includes a $88,000 decrease in the gain on sale of securities, a $44,000 decrease in income from corporate owned life insurance policies, a $45,000 decrease in building rent, and a $41,000 decrease in other noninterest income.

Included in other assets is $10.4 million in cash value of corporate owned life insurance policies. The increase in cash value of these policies of $271,000 and $212,000 during the nine month periods ended September 30, 2005 and 2004, respectively, is recorded as other income. These policies earned an average rate of 3.49% and 4.13% during the nine month period ended September 30, 2005 and 2004, respectively. Due to their preferential tax treatment, these policies have a taxable equivalent rate of 5.28% and 6.26% as of September 30, 2005 and 2004, respectively. These policies are placed with five different insurance companies with an S & P rating of A- or better.

The Corporation has established a policy that all 30 year amortized fixed rate mortgage loans will be sold. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. Included in other noninterest income is a $196,000 of $27.0 million in mortgages during the first nine months of 2005 versus a $391,000 gain on the sale of $48.0 million in mortgages for the same period in 2004. Management does not expect the gain on sale of mortgages to fluctuate significantly from current levels based on current market trends.

NONINTEREST EXPENSES

Noninterest expenses increased $823,000 or 4.97% during the first nine months of 2005 when compared to 2004. The largest component of noninterest expense is compensation expense, which increased $379,000 or 3.86%. The increase is due an increase in medical benefit expenses, additional staffing related to Isabella Bank and Trust's new branch location in Big Rapids, Michigan, and normal merit and promotional salary increases.

Occupancy and furniture and equipment expenses increased $266,000 or 9.11% in 2005. The majority of this increase is related to a $132,000 in equipment depreciation, a $26,000 increase in service contracts, and a $93,000 increase in ATM and debit card expenses, which is related to the 2004 information systems conversion and upgrade, and a $55,000 increase in property tax expense and a $29,000 increase in building depreciation associated with the new location referred to above. These increases were offset by decreases of $87,000 in computer processing and related costs.

Various other expenses increased by $178,000 or 4.68%. Included in other expenses were Extended Audit and Sarbanes Oxley Section 404 compliance costs which totaled $336,000 during the first nine months of 2005 compared to zero in 2004. These costs were partially offset by decreases in various other expense categories.

                    QUARTER ENDED SEPTEMBER 30, 2005 AND 2004

RESULTS OF OPERATIONS

Net income equaled $1.74 million for the third quarter in 2005 versus $1.75 million in 2004. Return on average assets equaled 0.99% for the third quarter of 2005 versus 1.04% for the same period in 2004. Return on average equity equaled 9.61% for the third quarter in 2005, versus 9.85% for the third quarter in 2004.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                               Three Months Ended
                                                  September 30
                                               ------------------
                                                 2005     2004
                                                ------   ------
INCOME STATEMENT DATA
   Net interest income                          $6,014   $5,853
   Provision for loan losses                       196      120
   Net income                                    1,744    1,749
PER SHARE DATA
   Net income per common share                  $ 0.35   $ 0.36
   Cash dividends per common share                0.11     0.11
RATIOS
   Average primary capital to average assets     11.18%   11.51%
   Net income to average assets                   0.99     1.04
   Net income to average equity                   9.61     9.85

NET INTEREST INCOME

When comparing the third quarter of 2005 to 2004, net FTE interest income increased $246,000. An increase of 6.06% in interest earning assets provided $548,000 of FTE interest income. The growth in interest earning assets was primarily funded by an increase in interest bearing deposits, time deposits, and other borrowings which resulted in a $227,000 increase in interest expense. Overall, increased volume resulted in $321,000 of additional net FTE interest income. During the third quarter of 2005, the average FTE interest rate earned on assets increased by 0.36% and the average rate paid on deposits and borrowed funds increased by 0.53%. The changes in interest rates earned and paid resulted in a $75,000 decrease in FTE net interest income. The Corporation's FTE net interest yield as a percentage of average earning assets decreased 0.08% to 3.92% when comparing the third quarter of 2005 to the same period in 2004. The primary factor for the decrease was the average rate paid on interest bearing liabilities increasing faster than the average rate earned on earning assets.

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

                                                                  Quarter Ended
                                       -----------------------------------------------------------------
                                              September 30, 2005                September 30, 2004
                                       -------------------------------   -------------------------------
                                                      Tax      Average                  Tax      Average
                                        Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                        Balance    Interest      Rate     Balance    Interest      Rate
                                       --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                               $470,955     $7,872       6.69%   $445,421     $7,002      6.29%
   Taxable investment securities        104,950        864       3.29     105,119        847      3.22
   Non-taxable investment securities     62,772        953       6.07      56,549        792      5.60
   Federal funds sold                     5,353         46       3.44       2,667          9      1.35
   Other                                  5,792         58       4.01       2,960         34      4.59
                                       --------     ------       ----    --------     ------      ----
Total earning assets                    649,822      9,793       6.03     612,716      8,684      5.67
NON EARNING ASSETS:
   Allowance for loan losses             (6,753)                           (6,796)
   Cash and due from banks               18,016                            21,328
   Premises and equipment                15,620                            18,734
   Accrued income and other assets       26,095                            23,575
                                       --------                          --------
      Total assets                     $702,800                          $669,557
                                       ========                          ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits    $109,307     $  289       1.06%   $102,205     $  120      0.47%
   Savings deposits                     152,465        436       1.14     154,226        216      0.56
   Time deposits                        248,108      2,276       3.67     237,273      1,965      3.31
   Other borrowed funds                  39,335        424       4.31      27,291        261      3.83
                                       --------     ------       ----    --------     ------      ----
Total interest bearing liabilities      549,215      3,425       2.49     520,995      2,562      1.97
NONINTEREST BEARING LIABILITIES:
   Demand deposits                       68,932                            68,055
   Other                                 12,066                             9,457
   Shareholders' equity                  72,587                            71,050
                                       --------                          --------
      Total liabilities and equity     $702,800                          $669,557
                                       ========     ------               ========     ------
Net interest income (FTE)                           $6,368                            $6,122
                                                    ======                            ======

Net yield on interest earning
                                                                 ----                             ----
   assets (FTE)                                                  3.92%                            4.00%
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

                                            Quarter Ended September 30, 2005
                                                       Compared to
                                            Quarter Ended September 30, 2004
                                               Increase (Decrease) Due to
                                            --------------------------------
                                                 Volume   Rate     Net
                                                 ------   ----   ------
CHANGES IN INTEREST INCOME:
   Loans                                          $413    $457   $  870
   Taxable investment securities                    (1)     18       17
   Nontaxable investment securities                 92      69      161
   Federal funds sold                               15      22       37
   Other                                            29      (5)      24
                                                  ----    ----   ------
      Total changes in interest income             548     561    1,109
      Total changes in interest expense            227     636      863
                                                  ----    ----   ------
      Net change in interest margin (FTE)         $321    $(75)  $  246
                                                  ====    ====   ======

PROVISION FOR LOAN LOSSES

The amount provided for loan losses in the third quarter of 2005 was $196,000 versus $120,000 in 2004. During the third quarter of 2005 the Corporation had net charge-offs of $135,000 versus $19,000 during the same period of 2004. The allowance for loan losses as a percent of loans was 1.42% as of September 30, 2005, a 0.08% decrease since September 30, 2004.

NONINTEREST INCOME

Noninterest income earned in the third quarter of 2005, when compared to the same period in 2004, increased $265,000, or 12.85%. Significant individual account changes during the period include a $42,000 increase in trust fees, a $91,000 increase in other service charges and fees, and a $187,000 increase in title insurance revenues. These increases were offset by a $51,000 decrease in income from the gain on sale of mortgage loans and a $10,000 decrease in other income. Management does not expect the gain on sale of mortgages to fluctuate significantly from current levels based on current market trends.

The $91,000 increase in other service charges and fees includes a $123,000 increase in NSF and overdraft fees, a $45,000 increase in ATM and debit card fees, which were offset by a $73,000 decrease in income related to the valuation of mortgage servicing rights due to a decline in mortgage activity. Management expects NSF and overdraft income to remain relatively level, due to current deposit portfolio activity. Based on current market trends, the value of mortgage servicing rights is anticipated to remain at current levels.

NONINTEREST EXPENSES

Noninterest expenses increased $389,000 or 7.07% during the third quarter of 2005 when compared to 2004. Noninterest expense includes compensation expense, occupancy, and other operating expenses. The largest component of noninterest expense is compensation expense, which increased $162,000 or 4.93%. The increase is due to an increase in medical benefit expenses, additional staffing related to Isabella Bank and Trust's new branch location in Big Rapids, Michigan, and normal merit and promotional salary increases.

Occupancy and furniture and equipment expenses increased $99,000 or 10.08%. The majority of this increase is related to an increase of $20,000 in equipment depreciation, a $23,000 increase in service contracts, and a $49,000 increase in ATM and debit card expenses, which is related to the 2004 information systems conversion and upgrade. In addition, there was a $18,000 increase in property tax expense associated with the new location referred to above as well as increases of $25,000 in other occupancy and furniture and equipment expenses. These increases were partially offset by a $36,000 decrease in computer processing expenses.

Various other operating expenses increased $128,000 or 10.40%. Significant account changes during the period include a $28,000 increase in marketing expenses, a $42,000 increase in extended audit and Sarbanes Oxley Section 404 compliance expenses, a $37,000 increase in consulting expenses, and a $27,000 increase in supplies expenses.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Since December 31, 2004, total assets increased $42.0 million to $720.1 million. As of September 30, 2005, total loans increased $25.9 million, cash and cash equivalents increased $4.4 million, and investment securities increased $10.8 million when compared to December 31, 2004. Deposits during this period increased $16.9 million, borrowed funds increased $16.8 million and shareholders' equity increased $3.4 million.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of September 30, 2005, cash and cash equivalents as a percentage of total assets equaled 3.49%, versus 3.06% as of December 31, 2004. During the first nine months of 2005, $11.7 million in net cash was provided from operations and $33.2 million was provided from financing activities. Investing activities used $40.6 million. The accumulated effect of the Corporation's operating, investing and financing activities was a $4.4 million increase in cash and cash equivalents during the first nine months of 2005.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $173.0 million as of September 30, 2005 and $162.0 million as of December 31, 2004. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive loss; and increased approximately $3.4 million since December 31, 2004. Accumulated other comprehensive loss increased $989,000 due to unrealized losses in available-for-sale securities during 2005.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less unamortized acquisition intangibles, was 11.53% as of September 30, 2005.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2005:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                         IBT Bancorp
                     September 30, 2005
                     ------------------
                      Required   Actual
                      --------   ------
Equity Capital          4.00%    15.09%
Secondary Capital*      4.00      1.25
                        ----     -----
Total Capital           8.00%    16.34%
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

Commitments to extend credit, which totaled $77.8 million at September 30, 2005, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2005, the Corporation had a total of $958,000 in outstanding standby letters of credit.

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

The Corporation sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Corporation periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of September 30, 2005 approximated $1.6 million.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2005. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

(dollars in thousands)

                                                                     September 30, 2005                              Fair Value
                                          ------------------------------------------------------------------------   ----------
                                            2006       2007      2008      2009      2010    Thereafter     Total     09/30/05
                                          --------   -------   -------   -------   -------   ----------   --------   ---------
Rate sensitive assets
   Other interest bearing assets          $  4,606   $    --   $    --   $    --   $    --    $    --     $  4,606    $  4,606
      Average interest rates                  1.88%       --        --        --        --         --         1.88%
   Fixed interest rate securities         $ 38,344   $45,593   $32,571   $15,619   $ 9,057    $33,167     $174,351    $173,322
      Average interest rates                  3.81%     3.28%     3.34%     3.55%     3.82%      3.42%        3.26%
   Fixed interest rate loans              $ 97,038   $74,027   $81,593   $50,603   $55,355    $29,472     $388,088    $408,347
      Average interest rates                  6.23%     6.02%     6.19%     5.87%     6.31%      5.97%        6.16%
   Variable interest rate loans           $ 47,607   $15,323   $18,991   $ 5,794   $ 4,069    $   781     $ 92,565    $ 92,565
      Average interest rates                  8.08%     7.71%     7.24%     7.43%     8.55%      8.46%        7.68%

Rate sensitive liabilities
   Borrowed funds                         $ 16,857   $ 4,000   $ 3,113   $ 2,500   $ 4,000    $17,312     $ 47,782    $ 47,645
      Average interest rates                  3.94%     3.59%     3.71%     3.46%     4.11%      5.11%        4.27%
   Savings and NOW accounts               $ 77,049   $77,400   $76,571   $20,810   $ 5,439    $    --     $257,269    $257,269
      Average interest rates                  2.16%     0.95%     0.80%     0.51%     0.59%        --         1.22%
   Fixed interest rate time deposits      $127,447   $56,069   $29,413   $15,262   $22,589    $   818     $251,598    $252,487
      Average interest rates                  3.47%     4.13%     3.79%     3.49%     4.23%      4.67%        3.75%
   Variable interest rate time deposits   $    975   $   377   $     8   $    --   $    --    $    --     $  1,360    $  1,360
      Average interest rates                  3.05%     3.05%     3.05%       --        --         --         3.05%

Quantitative Disclosures of Market Risk

(dollars in thousands)

                                                                     September 30, 2004                              Fair Value
                                          ------------------------------------------------------------------------   ----------
                                            2005       2006      2007      2008      2009    Thereafter     Total     09/30/04
                                          --------   -------   -------   -------   -------   ----------   --------    --------
Rate sensitive assets
   Other interest bearing assets          $    199   $    --   $    --   $    --   $    --    $    --     $    199    $    199
      Average interest rates                  3.79%       --        --        --        --         --         3.79%
   Fixed interest rate securities         $ 53,945   $20,565   $30,732   $16,794   $ 7,623    $29,504     $159,163    $159,168
      Average interest rates                  3.59%     3.49%     2.93%     3.29%     3.55%      3.46%        3.39%
   Fixed interest rate loans              $ 70,017   $50,600   $69,429   $56,102   $65,646    $43,284     $355,078    $355,757
      Average interest rates                  6.54%     6.58%     5.97%     6.25%     5.72%      4.88%        6.03%
   Variable interest rate loans           $ 43,260   $10,475   $15,323   $10,868   $ 8,427    $ 3,081     $ 91,434    $ 91,434
      Average interest rates                  6.30%     4.78%     5.02%     5.52%     5.64%      6.31%        5.76%

Rate sensitive liabilities
   Borrowed funds                         $    673   $ 8,527   $ 1,029   $    32   $ 3,534    $ 9,191     $ 22,986    $ 23,105
      Average interest rates                  6.62%     3.97%     3.54%     6.22%     3.69%      5.13%        4.45%
   Savings and NOW accounts               $158,951   $23,175   $18,893   $13,351   $ 9,824    $27,709     $251,903    $251,903
      Average interest rates                  0.58%     0.59%     0.54%     0.57%     0.54%      0.43%        0.56%
   Fixed interest rate time deposits      $116,850   $43,323   $37,085   $20,613   $10,729    $ 3,221     $231,821    $232,542
      Average interest rates                  2.78%     4.00%     4.20%     3.62%     3.18%      4.40%        3.35%
   Variable interest rate time deposits   $  1,316   $ 2,033   $     6   $   408   $   126    $    --     $  3,889    $  3,889
      Average interest rates                  2.70%     5.45%     1.44%     5.22%     3.70%        --         4.43%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer/Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2005, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

               3(a) Amended Articles of Incorporation (1)

               3(b) Amendment to the Articles of Incorporation (2)

               3(c) Amendment to the Articles of Incorporation (4)

               3(d) Amendment to the Articles of Incorporation (4)

               3(e) Amended Bylaws (7)

               10(a)* Isabella Bank & Trust Executive Supplemental Income
                    Agreement (2)

               10(b)* Isabella Bank & Trust Deferred Compensation Plan (3)

               10(c)* IBT Bancorp, Inc. and Related Companies Deferred
                    Compensation Plan for Directors (5)

               10(d)* Isabella Bank and Trust Death Benefit Only Agreement (6)

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

*    Management contract or compensatory plan or arrangement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IBT Bancorp, Inc.


Date: November 1, 2005                  /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner
                                        Principal Executive Officer and
                                        Principal Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   EXHIBIT DESCRIPTION
-----------   -------------------
     31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 by the Principal Executive Officer and Principal Financial
              Officer

     32       Section 1350 Certification of Principal Executive Officer and
              Principal Financial Officer