Form 10-K
period 2005-12-31
IBT BANCORP INC /MI/
filed 2006-03-16
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
For the fiscal year ended December 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ________ to__________

Commission File Number: 0-18415

                                IBT BANCORP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                38-2830092
--------------------------------                 ------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 identification No.)

200 East Broadway Street, Mt. Pleasant, Michigan             48858
----------------------------------------------------     ----------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (989) 772-9471
Securities registered pursuant to Section 12(b) of the Act:

        Title of each class           Name of each exchange on which registered

----------------------------------    -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock - No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check
One).
[ ] Large accelerated filer [X] Accelerated Filer [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $218,887,000 as of February 9, 2006.

The number of shares outstanding of the registrant's Common Stock (no par value) was 4,974,715 as of February 9, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

            Documents                       Part of Form 10-K Incorporated into
            ---------                       -----------------------------------
IBT Bancorp, Inc. Proxy Statement
for its Annual Meeting of Shareholders      Part III
to be held April 18, 2006

                                     PART I

ITEM 1. BUSINESS

GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has six subsidiaries: Isabella Bank and Trust, Farmers State Bank of Breckenridge, (together, "the Banks"), IBT Title and Insurance Agency, Inc. ("IBT Title"), IBT Personnel, LLC, IB&T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank and Trust has seventeen banking offices located throughout Isabella County, northeastern Montcalm County, Mecosta County and southern Clare County, all of which are located in central Michigan. Farmers State Bank of Breckenridge has four offices located in Gratiot and Saginaw Counties. IBT Title provides title insurance, abstract searches, and closes loans in Isabella, Montcalm, Clare, Mecosta, and Newaygo Counties. IBT Personnel, LLC and IB & T Employee Leasing, LLC, are employee leasing companies. Financial Group Information Services provides computer services to the Corporation's other subsidiaries. All employees of the Corporation are employed by IBT Personnel and IB & T Employee Leasing and are leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, northern Montcalm, and southern Clare counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with enrollment of approximately 30,000 students. The area unemployment rate is approximately 5.7% and average household income is $38,000.

Isabella Bank and Trust sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Isabella Bank and Trust periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of December 31, 2005 approximated $1.6 million.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms. The Banks are community banks and focus on providing high-quality, personalized service at a fair price. The Banks offer a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and credit card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, and safe deposit box rentals.

LENDING

The Banks limit lending activities to local markets and have not purchased any loans from the secondary market. They do not make loans to fund leveraged buyouts, they have no foreign corporate or government loans, or limited corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Corporation's loan portfolio as of December 31, 2005.

LOANS BY MAJOR LENDING CATEGORY

    (in thousands)                       Amount          %
                                        --------      ------
Residential real estate
    One to four family residential      $208,380       43.12%
    Construction and land development     17,871        3.70%
                                        --------      ------
           Total                         226,251       46.82%
Commercial
    Commercial real estate               111,997       23.18%
    Farmland                              29,575        6.12%
    Agricultural production               19,849        4.11%
    Commercial and other                  67,544       13.98%
                                        --------      ------
           Total                         228,965       47.38%
Other Individual
    Other personal                        26,304        5.44%
    Credit cards                           1,722        0.36%
                                        --------      ------
           Total                          28,026        5.80%
                                        --------      ------
       TOTAL                            $483,242      100.00%
                                        ========      ======

First and second residential mortgages are the single largest category of loans (46.82% of total loans). The Corporation, through its Banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization of 15 years are generally sold and all loans with an amortization of greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association ("Freddie Mac"). Fixed rate residential mortgage loans with an amortization of 15 years or less may be held for future sale or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the loans have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $400,000 require the approval of the subsidiary Bank's Internal Loan Committee, Board of Directors, or its loan committee.

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

Commercial loans, which include loans for farmland and agricultural production, state and political subdivisions, commercial real estate, and commercial operating loans equaled 47.38% of the Corporation's loan portfolio at December 31, 2005. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $6.4 million on a consolidated basis at its subsidiary banks. Borrowers with credit needs of more than $6.4 million are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analysis, and reviews credit reports.

Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower's ability to pay rather than collateral value. No installment loans are sold to the secondary market.

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

Isabella Bank and Trust and Farmers State Bank of Breckenridge are chartered by the State of Michigan. The Banks are members of the Federal Reserve System and their deposits are insured by the Federal Deposit Insurance Corporation to the extent provided by law. The Banks are members of the Federal Home Loan Bank of Indianapolis. The Banks are supervised and regulated by the Michigan Office of Financial and Insurance Services (OFIS), and the Federal Reserve Board. (See Regulation below.)

IBT Title, a non-banking subsidiary of IBT Bancorp, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in similar title insurance agencies, FSSB Title, LLC. and LTI Title, LLC.

PERSONNEL

As of December 31, 2005, the Corporation had 15 full-time leased employees, Isabella Bank and Trust had 180 leased employees, Farmers State Bank of Breckenridge had 46 leased employees, IBT Title had 22 leased employees, Financial Group Information Services had 13 leased employees, and IBT Personnel LLC and IB & T Employee Leasing LLC have 2 shared leased employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Corporation's Banks are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Banks' business. However, neither the Corporation nor the Banks are involved in any material pending litigation.

                              AVAILABLE INFORMATION

The Corporation does not maintain a website. Consequently, the Corporation's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are not available on a Corporate website. The Corporation will provide paper copies of its SEC reports free of charge upon request of a shareholder.

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

Under Michigan law, if the capital of a Michigan state chartered bank (such as the Banks) has become impaired by losses or otherwise, the Commissioner of the OFIS may require that the deficiency in capital be met by assessment upon the banks' stockholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any stockholder within 30 days of the date of mailing of notice thereof to such stockholder, cause the sale of the stock of such stockholder to pay such assessment and the costs of sale of such stock.

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

This priority would apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991.

The Sarbanes-Oxley Act of 2002 ("SOX") contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, a written certification by the Corporation's principal executive and financial officer is required. This certification attests that the Corporation's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2005 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, "Controls and Procedures" for the Corporation's evaluation of its disclosure controls and procedures.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 29 and "Note 14 - Commitments and Other Matters" and "Note 15
- Minimum Regulatory Capital" on page 55-56 and 56-57, respectively.

SUBSIDIARY BANKS

The Banks are subject to regulation and examination primarily by OFIS. As insured state banks, which are members of the Federal Reserve Bank of Chicago, the Banks are also subject to regulation and examination by the FDIC and the Federal Reserve Board.

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

The aforementioned regulations and restrictions may limit the Corporation's ability to obtain funds from its subsidiary banks for its cash needs, including payment of dividends and operating expenses.

The activities and operations of the Banks are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Truth-in-Lending Act, Truth-in-Saving and Regulation Z of the Federal Reserve Board and the Federal Bank Merger Act.

ITEM 1A. RISK FACTORS

In the normal course of business the Corporation is exposed to various risks. These risks include credit risk, interest rate risk, liquidity risk, operational risk, compliance risk, economic risk, accounting risk, and disruption of infrastructure. These risks, if not managed correctly, could have a significant impact on earnings and capital. Management balances the Corporation's strategic goals, including revenue and profitability objectives, with associated risks through the use of asset and liability committees (ALCO) at the individual bank subsidiaries as well as corporate asset and liability committees.

The primary responsibility for risk management lies with ALCO members. Policies, systems and procedures have been adopted to identify, assess, control, monitor, and manage in each risk area. Senior management continually reviews the adequacy and effectiveness of these policies, systems, and procedures.

CREDIT RISK

Credit risk is defined as the risk impacting earnings or capital due to an obligor's failure to meet the terms of a loan or an investment, or otherwise failing to perform as agreed. Credit risk occurs any time an institution relies on another party, issuer, or borrower's performance.

To manage the credit risk arising from lending activities, the Corporation's most significant source of credit risk, management maintains what it believes are sound underwriting policies and procedures. Management continuously monitors asset quality in order to manage the Company's credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.

INTEREST RATE RISK

Interest rate risk is the timing differences in the maturity or repricing frequency of a financial institution's interest earning assets and its interest bearing liabilities. Management monitors the potential effects of changes in interest rates through rate shock and gap analyses. To help mitigate the effects of interest rate risk, management makes significant efforts to stagger projected cash flows and maturities of interest sensitive assets and liabilities.

LIQUIDITY RISK

Liquidity risk is the risk to earnings or capital arising from the Bank's inability to meet its obligations when they come due without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources, or failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. The Corporation has significant borrowing capacity through correspondent banks as well as the ability to sell investments to fund potential cash shortages.

OPERATIONAL RISK

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events. The Corporation is exposed to operational risk which includes reputation risk and transaction risk. Reputation risk is developing and retaining marketplace confidence in handling customers' financial transactions in an appropriate manner as well as protecting the safety and soundness of the institution. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.

To help minimize the potential losses due to operational risks, management has established an internal audit department and has retained the services of a certified public accounting firm to perform internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions and processes. The results of these procedures are reported to the Corporation's audit committee.

COMPLIANCE RISK

Compliance risk is the risk of loss from violations of, or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards. This includes new or revised tax, accounting, and other laws, regulations, rules and standards that could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated and must meet regulatory standards set by the FASB, SEC and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit the Corporation's shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Corporation's business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

The Corporation's compliance department periodically assesses the adequacy and effectiveness of the Corporation's processes for controlling and managing its principal compliance risks.

ECONOMIC CONDITIONS

An economic downturn within the Corporation's market or the nation as a whole could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products, leading to an increase of customers who fail to pay interest or principal on their loans. Management continually monitors key economic indicators to help them anticipate the possible effects of downturns in the local, regional, and national economies.

ACCOUNTING RISK

The Corporation's consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see "Note 1- Summary of Significant Accounting Policies" in the attached Notes to the Consolidated Financial Statements.

DISRUPTION OF INFRASTRUCTURE

The Corporation's operations depend upon its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of the Corporation's control, could affect the financial outcome of the Corporation or the financial services industry as a whole. The Corporation has developed disaster recovery plans, which provide detailed instructions to cover all significant aspects of the Corporation's operations.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation owns one building. Isabella Bank and Trust owns 16 branches and leases one and Farmers State Bank of Breckenridge owns three branches and leases one loan production office. IBT Title owns one office, and leases three. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. In management's opinion, each facility has sufficient capacity and is in good condition. The following table sets forth the location of the Corporation's offices, as well as certain additional information relating to those offices as of December 31, 2005.

                                                        Year                  Approximate                Net
                                                      Facility                   Square               Book Value
                                                       Opened                   Footage             12/31/2005 (1)
                                                      ---------               -----------           --------------
IBT Bancorp
       200 East Broadway (2)
       Mt. Pleasant, Michigan                           1903                      27,640                 336,533

Isabella Bank & Trust
       Customer Service Center (2)
       139 East Broadway
       Mt. Pleasant, Michigan                           1985                      23,636                 961,383

Operations Center (13)
       2750 Three Leaves Drive
       Mt. Pleasant, Michigan                           2001                      15,000               1,410,970

Isabella County Branch Offices
       1416 East Pickard (3)
       Mt. Pleasant, Michigan                           1983                       1,450                 422,754

       2133 South Mission (6)
       Mt. Pleasant, Michigan                           1976                       1,560                 307,985

       200 South University (4)
       Mt. Pleasant, Michigan                           1964                       1,795                  49,068

       1402 West High
       Mt. Pleasant, Michigan                           1973                       2,150                  85,817

       401 East Main Street (5)
       Blanchard, Michigan                              1911                       6,561                  15,057

        500 East Wright Avenue
       Shepherd, Michigan                               1980                       1,830                 185,063

      3388 N. Woodruff Rd.
       Weidman, Michigan                                1975                       5,400                  88,086

       1867 Winn Road
       Beal City, Michigan                              1977                       1,100                  43,309

                                                        Year                  Approximate                Net
                                                      Facility                   Square               Book Value
                                                       Opened                   Footage             12/31/2005 (1)
                                                      --------                -----------           --------------
Montcalm County Branch Office
    313 W. Bridge Street (6)
    Six Lakes, Michigan                                 1966                       1,527                 338,796

Clare County Branch Offices
    532 N. McEwan Street
    Clare, Michigan                                     1993                       7,300                 350,566

    1125 N. McEwan Street
    Clare, Michigan                                     1997                         525                 360,677

Mecosta County Division Branch Offices

    21440 Perry Street (11)                             2004                       4,742               1,830,754
    Big Rapids, Michigan

    220 W. Wheatland Street
    Remus, Michigan (10)                                1998                       4,273                 486,233

    240 E. Northern Avenue
    Barryton, Michigan (12)                             1998                       4,273                 444,687

    8529 - 100th Avenue (8)
    Stanwood, Michigan                                  1998                       2,665                   9,188

IBT Title
    Isabella County
    209 E. Broadway
    Mt. Pleasant, Michigan                              1998                       2,640                 187,802

Mecosta County (8)
    119 Michigan Avenue
    Big Rapids, Michigan                                1999                       1,700                  21,987

Clare County (8)
    404 N. McEwan
    Clare, Michigan                                     2001                       1,450                  12,967

                                                        Year                  Approximate                Net
                                                      Facility                   Square               Book Value
                                                       Opened                   Footage             12/31/2005 (1)
                                                      --------                -----------           --------------
Benchmark Title (8)
    219 S. Lafayette St.
    Greenville, Michigan                                2004                       1,580                  5,809

Farmers State Bank of Breckenridge
    Main Office
    316 E. Saginaw
    Breckenridge, Michigan                              1967                      13,700                474,836

    Ithaca Branch
    1402 E. Center
    Ithaca, Michigan                                    1991                       2,387                212,287

    Hemlock Branch (9)
    16490 Gratiot
    Hemlock, Michigan                                   1994                       1,840                850,003

(1)   includes land and buildings

(2)   remodeled in 2001 and 2005

(3)   substantially remodeled in 1990

(4)   partially remodeled in 1986 and 1988

(5)   substantially remodeled in 1976 and partially remodeled in 1986

(6)   substantially remodeled in 1992 and 1996

(7)   substantially remodeled in 1985 and 1993

(8)   leased facilities

(9)   substantially remodeled in 2002

(10)  substantially remodeled in 2003

(11)  new office in 2004

(12)  substantially remodeled in 2004

(13)  FGIS offices located here

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its Banks are not involved in any material pending legal proceedings. The Banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions that arise out of the normal course of their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2005 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which management of the Corporation is aware. From January 1, 2004 through December 31, 2005 there were, so far as management knows, 267 sales of the Corporation's common stock. These sales involved 185,437 shares. The prices were reported to management in only some of the transactions and management cannot confirm the prices that were reported during this period. The highest known price paid for the Corporation's stock was $40 per share in the fourth quarter of 2005, and the lowest price was $36.36 per share in the first quarter of 2004. The following is a summary of all known transfers since January 1, 2004. All of the information has been adjusted to reflect the 10% stock dividend paid February 15, 2006.

                            Number of             Number of                      Sale Price
    Period                    Sales                 Shares                 Low                High
------------------          ---------             ---------             -------             -------
    2004
First Quarter                   13                   6,651              $ 36.36             $ 38.18
Second Quarter                  21                  36,740                38.18               38.18
Third Quarter                   36                   8,402                38.18               38.18
Fourth Quarter                   9                   3,951                38.18               38.18

    2005
First Quarter                   34                  19,429                38.18               38.18
Second Quarter                  53                  59,717                38.18               38.18
Third Quarter                   60                  24,654                38.18               38.18
Fourth Quarter                  41                  25,893                38.18               40.00

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 15, 2006.

                                 Per Share
                             2005         2004
                            ------       ------
First Quarter               $ 0.10       $ 0.10
Second Quarter                0.10         0.10
Third Quarter                 0.10         0.10
Fourth Quarter                0.30         0.27
                            ------       ------
Total                       $ 0.60       $ 0.57
                            ======       ======

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 4,974,715 shares are issued and outstanding as of December 31, 2005. As of year end 2005, there were 2,238 shareholders of record.

In October 2002, the Corporation's Board of Directors authorized the repurchase of up to $2 million of the Corporation's common stock. This authorization does not have an expiration date. Based on repurchases since October 2002, the Corporation is currently able to repurchase up to $1.7 million of its common stock or 42,500 shares under the repurchase authorization. The following table provides information as of December 31, 2005, with respect to this plan:

                                                                       Maximum Shares That
                                                                      May Be Purchased Under
                                             Shares Repurchased       the Plans or Programs
                                           ----------------------     ----------------------
                                                    Average Price
(Dollars in thousands)                     Number    Per Share
--------------------------------------------------------------------------------------------
Balance, September 30, 2005                                                           42,500
    October 1 - 31, 2005                      -     $      -                               -
    November 1 - 30, 2005                     -            -                               -
    December 1 - 31, 2005                     -            -                               -
--------------------------------------------------------------------------------------------
Balance December 31, 2005                     -     $      -                          42,500
============================================================================================

ITEM 6.  SELECTED FINANCIAL DATA

RESULTS OF OPERATIONS

Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders' equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. The Corporation's return on average assets was 0.97% in 2005, 0.98% in 2004, and 1.09% in 2003. Return on average equity indicates how effectively a corporation is able to generate earnings on capital invested by its shareholders. The Corporation's return on average shareholders' equity was 9.07% in 2005, 9.39% in 2004, and 10.95% in 2003.

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                  2005        2004        2003        2002        2001
                                                --------    --------    --------    --------    --------
INCOME STATEMENT DATA
    Total interest income                       $ 36,882    $ 33,821    $ 35,978    $ 38,161    $ 40,798
    Net interest income                           23,909      23,364      23,528      22,905      21,538
    Provision for loan losses                        777         735       1,455       1,025         770
    Net income                                     6,776       6,645       7,205       6,925       6,066

BALANCE SHEET DATA
    End of year assets                          $741,654    $678,034    $664,079    $652,717    $592,143
    Daily average assets                         700,624     675,157     659,323     623,507     566,547
    Daily average deposits                       576,091     567,145     563,600     549,970     494,847
    Daily average loans/net                      459,310     430,854     399,008     390,613     399,239
    Daily average equity                          74,682      70,787      65,770      59,540      54,787
PER SHARE DATA (1)
    Net income                                  $   1.25    $   1.24    $   1.36    $   1.33    $   1.17
    Cash dividends                                  0.60        0.57        0.55        0.50        0.45
    Book value (at year end)                       14.78       13.48       12.94       12.09       10.99
FINANCIAL RATIOS
    Shareholders' equity to assets (year end)      10.91%      10.71%      10.38%       9.71%       9.60%
    Net income to average equity                    9.07        9.39       10.95       11.63       11.07
    Cash dividend payout to net income             48.02       46.20       39.99       37.33       38.36
    Net income to average assets                    0.97        0.98        1.09        1.11        1.07

                                               2005                               2004
                                 ---------------------------------   ---------------------------------
Quarterly Operating Results:      4th       3rd     2nd      1st      4th      3rd      2nd       1st
                                 ------   ------   ------   ------   ------   ------   ------   ------
   Total interest income         $9,832   $9,439   $8,983   $8,628   $8,563   $8,415   $8,393   $8,450
   Interest expense               3,719    3,425    3,064    2,765    2,659    2,562    2,566    2,670
   Net interest income            6,113    6,014    5,919    5,863    5,904    5,853    5,827    5,780
   Provision for loan losses        262      196      109      210      150      120      225      240
   Noninterest income             2,192    2,328    2,099    1,857    1,963    2,063    2,199    1,940
   Noninterest expenses           5,514    5,891    5,622    5,857    5,724    5,502    5,477    5,568
   Net income                     1,924    1,744    1,765    1,343    1,663    1,749    1,756    1,477
Per Share of Common Stock: (1)
   Net income                    $ 0.35   $ 0.32   $ 0.33   $ 0.25   $ 0.31   $ 0.33   $ 0.33   $ 0.27
   Cash dividends                  0.30     0.10     0.10     0.10     0.27     0.10     0.10     0.10
   Book value (at quarter end)    14.78    14.02    13.85    13.42    13.48    13.46    12.94    13.26

(1) Retroactively restated for the 10% stock dividend paid on February 15, 2006.

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

                                                    2005                             2004                         2003
                                      ------------------------------  ------------------------------  ------------------------------
                                                    Tax      Average                Tax      Average                Tax      Average
                                       Average   Equivalent   Yield\   Average   Equivalent   Yield\   Average   Equivalent   Yield\
                                       Balance    Interest     Rate    Balance    Interest    Rate     Balance    Interest     Rate
                                      ---------  ---------   -------  ---------  ----------  -------  ---------  ----------  -------
INTEREST EARNING ASSETS:
  Loans                               $466,001   $  30,682    6.58%   $437,438   $  27,801    6.36%   $404,953   $   29,196    7.21%
  Taxable investment securities        106,025       3,487    3.29     114,806       3,696    3.22     123,927        4,437    3.58
  Non-taxable investment securities     63,271       3,818    6.03      55,882       3,206    5.74      49,531        3,099    6.26
  Federal funds sold                     3,882         116    2.99       4,516          30    0.66      16,311          193    1.18
  Other                                  5,060         199    3.93       2,978         178    5.98       2,857          151    5.29
                                      --------   ---------    ----    --------   ---------    ----    --------   ----------    ----

Total earning assets                   644,239      38,302    5.95     615,620      34,911    5.67     597,579       37,076    6.20
 NON EARNING ASSETS:
  Allowance for loan losses             (6,691)                         (6,584)                         (5,946)
  Cash and due from banks               19,955                          23,831                          26,840
  Premises and equipment                17,544                          18,147                          15,646
  Accrued income and other assets       25,577                          24,143                          25,204
                                      --------                        --------                        --------
         Total assets                 $700,624                        $675,157                        $659,323
                                      ========                        ========                        ========
INTEREST BEARING LIABILITIES:
  Interest-bearing demand deposits    $103,684       1,001    0.97    $106,471         569    0.53    $113,206        1,057    0.93
  Savings deposits                     157,238       1,571    1.00     157,819         872    0.55     141,227        1,325    0.94
  Time deposits                        245,559       8,802    3.58     238,323       7,950    3.34     247,516        9,228    3.73
  Other borrowed funds                  37,209       1,599    4.30      27,328       1,066    3.90      18,812          840    4.47
                                      --------   ---------    ----    --------   ---------    ----    --------   ----------    ----

Total interest bearing liabilities     543,690      12,973    2.39     529,941      10,457    1.97     520,761       12,450    2.39
NONINTEREST BEARING LIABILITIES:
  Demand deposits                       69,610                          64,531                          61,651
  Other                                 12,642                           9,898                          11,141
  Shareholders' equity                  74,682                          70,787                          65,770
                                      --------                        --------                        --------
     Total liabilities and equity     $700,624                        $675,157                        $659,323
                                      ========                        ========                        ========
Net interest income (FTE)                        $  25,329                       $ 24,454                        $   24,626
                                                 =========                       ========                        ==========
Net yield on interest earning
  assets (FTE)                                                ----                            ----                            ----
                                                              3.93%                           3.97%                           4.12%
                                                              ====                            ====                            ====

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors, however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,142 in 2005, $1,102 in 2004, and $1,752 in 2003. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                      2005 Compared to 2004                     2004 Compared to 2003
                                                    Increase (Decrease) Due to                Increase (Decrease) Due to
                                                ----------------------------------      --------------------------------------
                                                Volume         Rate          Net        Volume           Rate           Net
                                                -------       -------      -------      -------        --------       --------
CHANGES IN INTEREST INCOME:
    Loans                                       $ 1,857       $ 1,024      $ 2,881      $ 2,231        $ (3,626)      $ (1,395)
    Taxable investment securities                  (287)           78         (209)        (313)           (428)          (741)
    Nontaxable investment securities                440           172          612          378            (271)           107
    Federal funds sold                               (5)           91           86         (101)            (62)          (163)
    Other                                            96           (75)          21            7              20             27
                                                -------       -------      -------      -------        --------       --------
       Total changes in interest income           2,101         1,290        3,391        2,202          (4,367)        (2,165)

    Interest bearing demand deposits                (15)          447          432          (60)           (428)          (488)
    Savings deposits                                 (3)          702          699          141            (594)          (453)
    Time deposits                                   247           605          852         (333)           (945)        (1,278)
    Federal funds purchased                         416           117          533          343            (117)           226
                                                -------       -------      -------      -------        --------       --------
       Total changes in interest expense            645         1,871        2,516           91          (2,084)        (1,993)
                                                -------       -------      -------      -------        --------       --------
       Net change in interest margin (FTE)      $ 1,456       $  (581)     $   875      $ 2,111        $ (2,283)      $   (172)
                                                =======       =======      =======      =======        ========       ========

As shown in Tables 1 and 2, when comparing year ending December 31, 2005 to 2004, fully taxable equivalent (FTE) net interest income increased $875 or 3.58%. An increase of 4.65% in average interest earning assets provided $2,101 of FTE interest income. The majority of this growth was funded by a 2.59% increase in interest bearing liabilities, resulting in $645 of additional interest expense. Overall, changes in volume resulted in $1,456 in additional FTE interest income. The average FTE interest rate earned on assets increased by 0.28%, increasing FTE interest income by $1,290, and the average rate paid on deposits and borrowings increased by 0.42%, increasing interest expense by $1,871. The net change related to interest rates earned and paid was a $581 decrease in FTE net interest income.

The Corporation's FTE net yield as a percentage of average earning assets decreased 0.04% to 3.93%. The narrowing of the spread between interest bearing assets and liabilities is a result of the steep increase in short term interest rates, while long term rates have remained essentially unchanged. The ten year yield curve as of December 31, 2005 was nearly flat. The increasing short term interest rates have raised the cost of funding as a large portion of interest bearing liabilities reprice with short term rates. Net interest margins have also been adversely impacted by a continuing increase in the reliance on interest bearing liabilities to fund interest earning assets.

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

The Corporation's FTE net yield as a percentage of average earning assets decreased 0.15%. A $650 decline in loan fees in 2004 from 2003 accounted for 0.10% of the decline. The decline in these fees was a result of a $140.1 million decline in the origination and sales of residential mortgages to the secondary market as the refinancing boom has slowed. The remaining decline was a result of the average rate earned on earning assets declining faster than the average rate paid on interest bearing liabilities.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 64.8% of the Corporation's total year end assets and is the Corporation's single largest concentration of risk. Poor operating performance may result from the failure to control credit risk. Given the importance of maintaining sound underwriting practices, the Banks' Boards of Directors and senior management teams spend a large portion of their time and effort in loan review. The provision for loan losses is the amount added to the allowance for loan losses on a monthly basis. The allowance for loan losses is management's estimation of potential losses inherent in the loan portfolio, and is maintained at a level considered by management to be adequate to absorb potential losses. Evaluation of the allowance for loan losses and the provision for loan losses is based on a review of the changes in the type and volume of the loan portfolio, reviews of specific loans to evaluate their collectibility, past and recent loan loss history, financial condition of borrowers, the amount of impaired loans, overall economic conditions, and other factors. This evaluation is inherently subjective as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be subject to significant change.

As shown in Table 3, total loans outstanding increased 6.7% in 2005 and increased 7.4% in 2004. The provision for loan losses in 2005 was $777, a $42 increase from 2004 and a $678 decrease from 2003. Net charge offs to average loans was 0.07% in 2005 and 0.11% in 2004, and have averaged 0.15% during the past 5 years versus the average of 0.19% for all commercial banks in the State of Michigan.

Despite a decrease of .04 %in net charge offs to total loans, and a decline in substandard loans, the Corporation increased its provision by $42 in 2005. The primary factor affecting the 2005 provision is an increase in the average amount of loans past due less than 90 days. It is management's judgment that the weaknesses in Michigan's economy as seen by an unemployment rate 40% higher than the national average, a decline in the State's gross domestic product, and a decline in real estate activity warrants a cautious approach in determining its necessary loan loss reserves. This cautious approach is further enhanced by management's internal analysis of its loans showing a slight decrease in overall loan quality.

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

The allowance to loan losses as a percentage of loans increased from 1.42% as of December 31, 2004 to 1.43% as of December 31, 2005. Management believes that the allowance for loans is adequate as of December 31, 2005.

TABLE 3. SUMMARY OF LOAN LOSS EXPERIENCE

The following is a summary of loan balances at the end of each year and their daily average balances, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off, and additions to the allowance that have been expensed.

                                                                Year Ended December 31
                                                2005        2004        2003        2002        2001
                                              --------    --------    --------    --------    --------
Amount of loans outstanding at the end
       of year                                $483,242    $452,895    $421,860    $390,860    $389,712
                                              ========    ========    ========    ========    ========

Average gross loans outstanding for
       the year                               $466,001    $437,438    $404,953    $396,234    $404,586
                                              ========    ========    ========    ========    ========

Allowance for loan losses - January 1         $  6,444    $  6,204    $  5,593    $  5,471    $  5,162
       Loans charged off
           Commercial and agricultural             101         561         578         506         271
           Real estate mortgage                    166           -          117         236          70
           Personal                                376         374         445         460         351
                                              --------    --------    --------    --------    --------
              TOTAL LOANS CHARGED OFF              643         935       1,140       1,202         692
       Recoveries
           Commercial and agricultural             105         191          93         140          35
           Real estate mortgage                      -          62          29          18          41
           Personal                                216         187         174         141         155
                                              --------    --------    --------    --------    --------
                 TOTAL RECOVERIES                  321         440         296         299         231
                                              --------    --------    --------    --------    --------
       Net chargeoffs                              322         495         844         903         461
       Provision charged to income                 777         735       1,455       1,025         770
                                              --------    --------    --------    --------    --------
    ALLOWANCE FOR LOAN LOSSES - DECEMBER 31   $  6,899    $  6,444    $  6,204    $  5,593    $  5,471
                                              ========    ========    ========    ========    ========
Ratio of net charge offs during the year
       to average loans outstanding               0.07%       0.11%       0.21%       0.23%       0.11%
                                              ========    ========    ========    ========    ========
Ratio of allowance for loan losses
       to loans outstanding at year end           1.43%       1.42%       1.47%       1.43%       1.40%
                                              ========    ========    ========    ========    ========

As shown in Table 4, the percentage of loans classified as nonperforming by the Corporation as of December 31, 2005 and 2004 was 0.65% and 0.73% of total loans, respectively and was below the September 30, 2005 ratio of 0.79% for all commercial banks in the State of Michigan. Average nonperforming loans for the peer group were 0.49%. The peer group is a composite of financial information of all bank holding companies with assets between $500 million and $1 billion; there were 393 bank holding companies in the Corporation's peer group nationwide for the period indicated. The Banks' policies, including a loan considered impaired under Statement of Financial Accounting Standards No. 118, are to transfer a loan to nonaccrual status whenever it is determined that interest should be recorded on the cash basis instead of the accrual basis because of a deterioration in the financial position of the borrower, or a determination that payment in full, including all interest and principal contractually due cannot be expected, or the loan has been in default for a period of 90 days or more, unless it is both well secured and in the process of collection.

                          TABLE 4. NONPERFORMING LOANS

The following loans are all the credits which require classification for state or federal regulatory purposes:

                                                                December 31
                                              2005      2004       2003       2002       2001
                                            --------   -------   --------   --------   -------
Nonaccrual loans                            $  1,375   $ 1,900   $  4,121   $  2,484   $ 1,346
Accruing loans past due 90 days or more        1,058       702      1,380      1,840     1,219
Restructured loans                               725       686          -        479
                                            --------   -------   --------   --------   -------
       TOTAL NONPERFORMING LOANS            $  3,158   $ 3,288   $  5,501   $  4,803   $ 2,565
                                            ========   =======   ========   ========   =======
    NONPERFORMING LOANS AS A % OF LOANS         0.65%     0.73%      1.30%      1.23%     0.66%
                                            ========   =======   ========   ========   =======

As of December 31, 2005, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

Management's internal analysis of the estimated range for the allowance was $3,310 to $7,875 as of December 31, 2005. In management's opinion, the allowance for loan losses of $6,899 is adequate as of December 31, 2005. Management has allocated, as reflected in Table 5, the allowance for loan losses to the following categories: 46.9% to commercial and agricultural loans; 46.8% to real estate loans; 5.8% to installment loans; 0.5% to impaired loans. The above allocation is not intended to imply limitations on usage of the allowance. The entire allowance is available to fund loan losses without regard to loan type.

              TABLE 5. ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to provide for the probability of losses being incurred within the following categories:

                                    2005                2004                  2003                2002                2001
                            -------------------  -------------------  -------------------  -------------------  -------------------
                                      % of Each            % of Each            % of Each            % of Each            % of Each
                                      Category             Category             Category             Category             Category
                            Allowance to Total   Allowance to Total   Allowance to Total   Allowance to Total   Allowance to Total
                              Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans      Amount    Loans
                            --------- ---------  --------- ---------  --------- ---------  --------- ---------  --------- ---------
Commercial and agricultural  $  2,771      46.9% $   2,634      42.3% $   2,140      41.5% $   1,868      44.1% $   2,081    41.6%
Real estate mortgage            1,192      46.8      1,463      50.5      1,584      47.8      1,649      45.5      1,408    47.8
Installment                     2,286       5.8      1,606       6.6      1,614       9.6      1,679       9.7      1,577    10.5
Impaired loans                    184       0.5        304       0.6        622       1.1        103       0.7         56     0.1
Unallocated                       466         -        437         -        244         -        294         -        349       -
                             -------- ---------  --------- ---------  --------- ---------  --------- ---------  --------- -------
Total                        $  6,899     100.0% $   6,444     100.0% $   6,204     100.0% $   5,593     100.0% $   5,471   100.0%
                             ======== =========  ========= =========  ========= =========  ========= =========  ========= =======

NONINTEREST INCOME

Noninterest income consists of trust fees, service charges on deposit accounts, fees for other financial services, gain on the sale of mortgage loans, title insurance revenue, and other insignificant categories. As is the case for many financial institutions, management believes fee income is increasingly important as a source of net earnings and expects this trend to continue. There was a $311 or 3.81% increase in noninterest income from these sources during 2005. Significant changes during 2005 include a $193 increase in service charges and fees, a $394 increase from the sale of title insurance and related services, a $207 decrease from the gain on sale of mortgage loans, and a $69 decrease in other income.

Included in the $193 increase in other service charges and fees were increases of $276 in NSF and overdraft fees, $114 in trust revenues, and $52 in ATM and debit card fees. These increases were offset by a $252 decrease in mortgage servicing income.

The $69 decrease in other income included decreases of $104 from the gain on sale of securities, $63 in building rent, and $21 in other income. These decreases were offset by an increase of $119 from income on bank owned life insurance.

During 2005, the Corporation had an average investment of $10.3 million in bank-owned life insurance, a $365 increase over 2004. The average net rate earned on the investment was approximately 3.52% in 2005(versus 4.10% in 2004) and, because of the instruments' tax free accumulation of earnings have a taxable equivalent rate of 5.34%. The rates on these contracts are adjustable annually on their anniversary date. These policies are placed with five different insurance companies with an S & P rating of A- or better.

Included in noninterest income is a $270 gain from the sale of $38,624 of mortgages during 2005 versus a $477 gain on the sale of $55,055 of mortgages during 2004. The Corporation has established a policy that all fixed rate mortgage loans with an amortization of greater than 15 years will be sold. During 2005, most 15-year fixed rate mortgage loans originated were sold on the secondary market. These loans were sold without recourse, with servicing rights retained.

Noninterest income decreased $2,580 or 24.0% in 2004 when compared to 2003. Significant changes during 2004 include a $383 decrease from the sale of title insurance and related services, an $873 decrease in mortgage servicing income, and a $1,614 decrease in gains on the sale of real estate mortgages, offset by a $313 increase in overdraft fees. During 2004, the Corporation had an average investment of $10.1 million in bank-owned life insurance, a $139 increase over 2003. The average net rate earned on the investment was approximately 4.10% in 2004 (versus 4.8% in 2003) and, had a taxable equivalent rate of 6.22%. The rates on these contracts are adjustable annually on their anniversary date. The investment was placed with five separate insurance companies with S&P ratings of AA+ or better.

NONINTEREST EXPENSES

Noninterest expenses increased $613 or 2.75% during 2005. Compensation and benefits increased $863 or 6.80%, occupancy and furniture and equipment expenses increased $222 or 5.57%, and other expenses including charitable donations decreased $472 or 8.43%. Noninterest expenses net of noninterest income divided by average total assets equaled 2.06% in 2005, 2.09% in 2004, and 1.95% in 2003.

The $863 increase in compensation and benefits included a $247 or 2.62% increase in salaries expense and a $616 or 18.95% increase in benefits expense. The majority of the increase in benefit expense is related to a $466 increase in medical expenses, which was the result of higher than normal medical claims in 2005, and a $96 increase in pension expenses and other retirement expenses. The Corporation continues to evaluate medical costs and is researching alternatives to minimize the effects of escalating health care costs.

The $222 increase in occupancy and furniture and equipment expenses includes an increase of depreciation expense of $183, a $69 increase in ATM and debit card fees, and a $36 increase in other expenses. These increases were partially offset by a $66 decrease in computer costs. Of the $183 increase in depreciation, $152 relates to an increase in furniture and equipment depreciation, as a result of the Corporation investing in new computer software in 2005 and 2004.

The $472 decrease in other expenses, including charitable donations, is comprised of a decrease of $336 or 45.8% in SOX compliance costs and a $136 decrease in various other expense items.

Comparing 2004 to 2003, noninterest expenses decreased $1,307 or 5.5% during 2004. Compensation and benefits expense, which is the largest component of noninterest expenses, decreased $660 or 4.9%. Salaries decreased $459 and employee benefits decreased $218. While there were normal merit and promotional salary increases the net decrease is primarily related to the reduction in compensation related to the decline in mortgage loan activity, as well as a decrease related to a 22.7% decline in medical insurance expenses, both of which were offset by a 13.8% increase in pension expense.

Occupancy and furniture and equipment expenses decreased $43 or 1.1% in 2004. The decrease is related to a reduction in depreciation expense. All other operating expenses decreased $604. The most significant decreases are related to donations, offset by an increase in professional services principally associated with SOX mandated compliance efforts. Isabella Bank and Trust contributed approximately $27 in 2004 to the IBT Foundation compared to a contribution of $870 made in 2003.(See Note 14 to the accompanying Consolidated Financial Statements.)

FEDERAL INCOME TAXES

Federal income tax expense for 2005 was $1,948 or 22.3% of pre-tax income compared to $1,878 or 22.0% of pre-tax income in 2004 and $2,035 or 22.0% in 2003. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note 12, Federal Income Taxes, in notes to the accompanying Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

Total assets were $741,654 at December 31, 2005, an increase of $63,620 or 9.4% over year end 2004. Asset growth was primarily funded by a $28,602 increase in deposits and a $21,183 increase in other borrowed funds. A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. During 2005, the Corporation's net holdings of investment securities increased $20,853. Table 6 shows the carrying value of investment securities available for sale and held to maturity. Securities held to maturity in 2004 and 2003, which are stated at amortized cost, consist mostly of local municipal bond issues, and U.S. Agencies. Securities not classified by management as held to maturity are classified as available-for-sale and are stated at fair value.

                          TABLE 6. INVESTMENT PORTFOLIO

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                          December 31
                                              2005           2004           2003
                                           -----------    -----------    ----------
Available for sale
    U.S. Government and federal agencies   $    52,913    $    51,279    $   75,803
    States and political subdivisions           95,435         84,632        76,656
    Corporate                                   13,220          4,754         3,242
    Mortgage-backed                             21,838         21,365        14,131
                                           -----------    -----------    ----------
                             TOTAL         $   183,406    $   162,030    $  169,832
                                           ===========    ===========    ==========
Held to maturity
    Mortgage-backed                        $         -    $         3    $        9
    States and political subdivisions                -            520         1,303
                                           -----------    -----------    ----------
                             TOTAL         $         -    $       523    $    1,312
                                           ===========    ===========    ==========

Excluding those holdings of the investment portfolio in U.S. Government and federal agencies, there were no investments in securities of any one issuer that exceeded 10% of shareholders' equity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes.

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2005:

          TABLE 7. SCHEDULE OF MATURITIES OF INVESTMENT SECURITIES AND
                             WEIGHTED AVERAGE YIELDS

                                                         After One             After Five
                                                         Year But              Years But
                                   Within                 Within                 Within                  After
                                  One Year              Five Years             Ten Years               Ten Years
                             Amount      Yield       Amount      Yield      Amount     Yield       Amount     Yield
                           ----------   -------    ----------   -------    --------   -------     --------   --------
Available for Sale
   U.S. Government and
       federal agencies    $   24,268      3.22%    $  28,645      3.31%   $      -         -     $      -          -
   States and political
       subdivisions            16,535      4.78%       50,233      4.54%     26,902      4.92%       1,765       4.65%
   Mortgage-backed                  -         -        21,838      3.98%          -         -            -          -
   Corporate                   10,695      5.30%        2,525      3.24%          -         -            -          -
                           ----------   -------    ----------   -------    --------   -------     --------   --------
TOTAL                      $   51,498      4.16%    $ 103,241      4.05%   $ 26,902      4.92%    $  1,765       4.65%
                           ==========   =======    ==========   =======    ========   =======     ========   ========

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

                             TABLE 8. LOAN PORTFOLIO

                                     2005         2004         2003        2002         2001
                                   ---------   ----------   ---------   ---------    ---------
Commercial                         $ 179,541   $  146,152   $ 129,392   $ 126,591    $ 115,457
Agricultural                          49,424       49,179      52,044      54,788       50,524
Residential real estate mortgage     226,251      227,421     199,455     170,452      181,946
Installment                           28,026       30,143      40,969      39,029       41,785
                                   ---------   ----------   ---------   ---------    ---------
                                   $ 483,242   $  452,895   $ 421,860   $ 390,860    $ 389,712
                                   =========   ==========   =========   =========    =========

Total loans increased $30,347 in 2005. The increase was primarily in commercial loans due to a change in the focus related to lending products. As of December 31, 2005, as a percentage of total loans, commercial loans were 37.2%, agricultural were 10.2%, residential real estate mortgages were 46.8%, and installments were 5.8%.

DEPOSITS

Total deposits increased $28,602 and were $592,478 at year end 2005, a 5.1% increase from 2004. Average deposits increased 1.6% in 2005 and 0.6% in 2004. During 2005, average noninterest bearing deposits increased 7.9%, interest bearing demand deposits decreased 2.6%, savings deposits decreased 0.4%, and time deposits increased 3.0%. Time deposits over $100 as a percentage of total deposits equaled 14.4% and 12.9% as of December 31, 2005 and 2004, respectively.

                            TABLE 9. AVERAGE DEPOSITS

                                              2005                  2004                  2003
                                      -------------------    -----------------    ------------------
                                        Amount       Rate      Amount     Rate      Amount      Rate
                                      -----------    ----    ----------   ----    ----------    ----
Noninterest bearing demand deposits   $    69,610            $   64,532           $   61,651
Interest bearing demand deposits          103,684    0.97%      106,471   0.53%      113,206    0.93%
Savings deposits                          157,238    1.00%      157,819   0.55%      141,227    0.94%
Tme deposits                              245,559    3.58%      238,323   3.34%      247,516    3.73%
                                      -----------            ----------           ----------
    TOTAL                             $   576,091            $  567,145           $  563,600
                                      ===========            ==========           ==========

       TABLE 10. MATURITIES OF TIME CERTIFICATES OF DEPOSIT OVER $100,000

                                       December 31
                               2005       2004        2003
                            ---------   ---------   --------
Maturity
    Within 3 months         $  17,197   $  14,415   $ 18,068
    Within 3 to 6 months       12,914      12,762     11,475
    Within 6 to 12 months      24,708      14,216      8,184
    Over 12 months             30,789      31,431     31,746
                            ---------   ---------   --------
        TOTAL               $  85,608   $  72,824   $ 69,473
                            =========   =========   ========

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to its customers. The Corporation's trust department also offers a variety of financial products in addition to traditional estate services.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income / (loss). Total capital increased $8,308 in 2005. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 78,303 shares of common stock generating $2,684 of capital during 2005, and 57,388 shares of common stock generating $2,001 of capital in 2004. The Corporation also offers share based payment awards through its equity compensation plan (See Note 16). Pursuant to this plan, the Corporation generated $2,704 of capital in 2005. In October 2002 the Board of Directors authorized management to repurchase up to $2.0 million of the Corporation's common stock. A total of 4,571 shares were repurchased in 2004 at an average price of $42 per share. There were no shares repurchased in 2005. Accumulated other comprehensive income decreased $602 and consists of a $1,816 decrease in unrealized gain on available-for-sale investment securities reduced by a gain of $1,214 related to the recognition of a reduction in the additional minimum pension liability.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 12.12% at year end 2005. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2005:

                 Percentage of Capital to Risk Adjusted Assets:

                       IBT Bancorp
                    December 31, 2005
                    Required   Actual
                    --------   ------
Equity Capital          4.00%   15.89%
Secondary Capital       4.00%    1.25%
                    --------   ------
Total Capital           8.00%   17.14%
                    ========   ======

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Banks. At December 31, 2005, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note 15 of the Notes to the accompanying Consolidated Financial Statements, Regulatory Capital Matters.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash and cash equivalents and available-for-sale investment securities.

As of December 31, 2005 and 2004, cash and cash equivalents equaled 4.2% and 3.1%, respectively, of total assets. Net cash provided from operations was $18,452 in 2005 and $12,742 in 2004. Net cash provided by financing activities equaled $49,215 in 2005 and $7,837 in 2004. The Corporation's investing activities used cash amounting to $57,602 in 2005 and $31,037 in 2004. The accumulated effect of the Corporation's operating, investing, and financing activities on cash and cash equivalents was a $10,065 increase in 2005 and a $10,458 decrease in 2004.

In addition to cash and cash equivalents, available-for-sale investment securities are another source of liquidity. Securities available for sale equaled $183,406 as of December 31, 2005 and $162,030 as of December 31, 2004. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Investment securities and other investments are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $483,242 in total loans, $90,387 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,370 that are included in the 0 to 3 month time frame.

Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2005, the Corporation had $23,354 more assets than liabilities maturing within one year. A positive gap position results when more assets, within a specified time frame, mature or reprice than liabilities.

                       TABLE 11. INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2005. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                                 0 to 3        4 to 12       1 to 5       Over 5
                                                 Months        Months         Years       Years
                                               ----------   ------------   ----------   ---------
Interest Sensitive Assets
    Investment securities                      $    3,124   $     52,522   $   94,921   $  32,839
    Loans                                         120,733         68,566      262,154      30,414
                                               ----------   ------------   ----------   ---------
       TOTAL                                   $  123,857   $    121,088   $  357,075   $  63,253
                                               ==========   ============   ==========   =========
Interest Sensitive Liabilities
    Borrowed funds                             $   14,266   $      3,000   $   21,899   $  13,000
    Time deposits                                  36,398        109,612      114,600         381
    Savings                                        10,404         12,517      130,476           -
    Interest bearing demand                        31,485          3,909       68,857           -
                                               ----------   ------------   ----------   ---------
       TOTAL                                   $   92,553   $    129,038   $  335,832   $  13,381
                                               ==========   ============   ==========   =========
Cumulative gap (deficiency)                    $   31,304   $     23,354   $   44,597   $  94,469
Cumulative gap (deficiency as a % of assets)         4.22%          3.15%        6.01%      12.74%

              TABLE 12. LOAN MATURITY AND INTEREST RATE SENSITIVITY

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2005. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                                  Due in
                                                1 Year     1 to 5      Over 5
                                               or Less      Years       Years      Total
                                              ---------   ---------   --------   ---------
Commercial and agricultural                   $  68,031   $ 154,661   $  6,273   $ 228,965
                                              =========   =========   ========   =========
Interest Sensitivity
   Loans maturing after one year that have:
       Fixed interest rates                               $ 130,225   $  4,918
       Variable interest rates                               24,436      1,355
                                                          ---------   --------
          TOTAL                                           $ 154,661   $  6,273
                                                          =========   ========

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, holds no trading account assets, nor does it utilize interest rate swaps or derivatives, except for interest rate locks, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. Their cash flow and their ability to service their debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef, and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2005 the Corporation's net interest income would increase during a period of increasing long term interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2005 and 2004. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

QUANTITATIVE DISCLOSURES OF MARKET RISK

(dollars in thousands)                                         December 31, 2005                                          Fair Value
                              ------------------------------------------------------------------------------------------  ----------
                                  2006          2007         2008          2009        2010      Thereafter     Total      12/31/05
                              -----------   ------------  -----------  -----------  -----------  ----------  -----------  ----------
Rate sensitive assets
 Other interest bearing
    assets                    $     3,251   $          -  $         -  $         -  $         -  $        -  $     3,251  $   3,251
   Average interest rates            2.49%             -            -            -            -           -        2.49%
 Fixed interest rate
     securities               $    55,646   $     41,790  $    28,358  $    14,484  $    10,289  $   32,839  $   183,406  $ 183,406
   Average interest rates            4.02%          3.39%        3.53%        3.91%        3.83%       3.52%        3.60%
 Fixed interest rate loans    $   100,287   $     72,422  $    81,034  $    52,992  $    55,706  $   30,414  $   392,855  $ 396,277
   Average interest rates            6.24%          6.09%        6.22%        5.96%        6.41%       6.20%        6.19%
 Variable interest rate loans $    48,475   $     16,265  $    16,143  $     5,309  $     4,121  $       74  $    90,387  $  90,387
   Average interest rates            8.46%          7.95%        7.76%        7.74%        7.87%       6.42%        8.19%

Rate sensitive liabilities
 Borrowed funds               $    17,266   $      5,000  $     5,113  $     3,500  $     8,286  $   13,000  $    52,165  $  52,216
   Average interest rates            4.02%          3.72%        4.77%        3.66%        5.11%       4.84%        4.42%
 Savings and NOW accounts     $    58,315   $     84,868  $    83,657  $    23,708  $     7,100  $        -  $   257,648  $ 257,648
   Average interest rates            2.97%          1.05%        0.88%        0.74%        0.93%          -        1.36%
 Fixed interest rate time
   deposits                   $   144,640   $     48,977  $    27,856  $    17,451  $    20,316  $      381  $   259,621  $ 259,245
   Average interest rates            3.71%          3.99%        3.82%        3.76%        4.23%       5.29%        3.82%
 Variable interest rate time
   deposits                   $       972   $        391  $         7  $         -  $         -  $        -  $     1,370  $   1,370
 Average interest rates              3.51%          3.54%        3.55%           -            -           -         3.52%

                                                                       December 31, 2004                                 Fair Value
                                    ---------------------------------------------------------------------------------   ------------
                                       2005       2006        2007       2008        2009     Thereafter     Total        12/31/04
                                    ----------  ---------  ----------  ----------  ---------  ----------  -----------   ------------
Rate sensitive assets
   Other interest bearing assets    $      199  $       -  $        -  $        -  $       -  $        -  $       199   $       199
     Average interest rates               3.79%         -           -           -          -           -         3.79%
   Fixed interest rate securities   $   15,039  $  26,096  $   32,359  $   24,812  $   8,024  $   56,223  $   162,553   $   162,567
     Average interest rates               3.87%      3.17%       2.99%       3.25%      3.81%       3.72%        3.43%
   Fixed interest rate loans        $   67,089  $  53,281  $   69,581  $   58,933  $  68,047  $   41,601  $   358,532   $   326,590
     Average interest rates               6.44%      6.31%       6.08%       6.10%      5.81%       5.25%        6.04%
   Variable interest rate loans     $   64,199  $   4,434  $    8,054  $    8,481  $   6,320  $    2,875  $    94,363   $    94,363
     Average interest rates               6.22%      6.28%       6.30%       6.01%      6.32%       8.65%        6.29%

Rate sensitive liabilities
   Borrowed funds                   $    3,504  $  10,500  $    4,166  $        -  $   3,500  $    9,312  $    30,982   $    26,466
     Average interest rates               2.19%      3.86%       3.49%       0.00%      3.66%       5.16%        3.99%
   Savings and NOW accounts         $   63,549  $  56,872  $   73,117  $   36,878  $  28,915  $    4,547  $   263,878   $   263,876
     Average interest rates               1.09%      0.56%       0.50%       0.35%      0.76%       0.55%        0.66%
   Fixed interest rate time
      deposits                      $  118,333  $  46,859  $   34,415  $   17,600  $  12,805  $    2,852  $   232,864   $   219,135
     Average interest rates               3.01%      3.87%       3.91%       3.43%      3.51%       4.11%        3.39%
   Variable interest rate time
      deposits                      $      855  $     543  $        -  $        -  $       -  $        -  $     1,398   $     1,398
     Average interest rates               2.02%      2.01%          -           -          -           -         2.02%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant and the report of the independent registered public accounting firm are set forth on pages 35 through 65 of this report:

    Report of Independent Registered Public Accounting Firm
    Consolidated Balance Sheets
    Consolidated Statements of Changes in Shareholders' Equity
    Consolidated Statements of Income
    Consolidated Statements of Comprehensive Income
    Consolidated Statements of Cash Flows
    Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations are set forth under the table headed "Summary of Selected Financial Data" under Item 6 on Page 16 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
IBT Bancorp, Inc.
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT BANCORP, INC. as of December 31, 2005 and 2004, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that IBT BANCORP, INC. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IBT BANCORP, INC'S management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the IBT BANCORP, INC.'S internal control over financial reporting, based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT BANCORP, INC. as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, management's assessment that IBT BANCORP, INC. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, IBT BANCORP, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                   REHMANN ROBSON P.C.

Saginaw, Michigan
March 3, 2006

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                 December 31
                                                                       2005                    2004
                                                                   --------------          -------------
ASSETS
   Cash and demand deposits due from banks                         $       30,825          $      20,760

   Investment securities
     Securities available for sale (amortized cost of
        $185,688 in 2005 and $161,561 in 2004)                            183,406                162,030
     Securities held to maturity (fair value -
        $537 in 2004)                                                           -                    523
                                                                   --------------          -------------
          TOTAL INVESTMENT SECURITIES                                     183,406                162,553

   Mortgage loans available for sale                                          744                  2,339
   Loans (net of the allowance for loan losses)                           476,343                446,451
   Premises and equipment                                                  19,172                 18,533
   Bank-owned life insurance                                               10,533                 10,168
   Accrued interest receivable                                              4,786                  4,315
   Acquisition intangibles and goodwill, net                                3,253                  3,347
   Other assets                                                            12,592                  9,568
                                                                   --------------          -------------
                                          TOTAL ASSETS             $      741,654          $     678,034
                                                                   ==============          =============
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
     Noninterest bearing                                           $       73,839          $      65,736
     NOW accounts                                                         104,251                101,362
     Certificates of deposit and other savings                            328,780                323,954
     Certificates of deposit over $100,000                                 85,608                 72,824
                                                                   --------------          -------------
                                          TOTAL DEPOSITS                  592,478                563,876
   Other borrowed funds                                                    52,165                 30,982
   Escrow funds payable                                                     9,823                  1,725
   Accrued interest and other liabilities                                   6,286                  8,857
                                                                   --------------          -------------
                                          TOTAL LIABILITIES               660,752                605,440

   Shareholders' Equity
     Common stock -- no par value
        10,000,000 shares authorized; outstanding--
        4,974,715 in 2005 (4,896,412 in 2004)                              72,296                 66,908
     Retained earnings                                                     10,112                  6,590
     Accumulated other comprehensive loss                                  (1,506)                  (904)
                                                                   --------------          -------------
             TOTAL SHAREHOLDERS' EQUITY                                    80,902                 72,594
                                                                   --------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $      741,654          $     678,034
                                                                   ==============          =============

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                               Year Ended December 31
                                                                        2005          2004             2003
                                                                    -----------   ------------       ---------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
    Balance at beginning of year                                      4,896,412      4,403,404       4,336,283
    Common stock dividends                                                    -        440,191               -
    Issuance of common stock                                             78,303         57,388          70,340
    Common stock repurchased                                                  -         (4,571)         (3,219)
                                                                    -----------   ------------       ---------
                                       BALANCE END OF YEAR            4,974,715      4,896,412       4,403,404
                                                                    ===========   ============       =========

COMMON STOCK
    Balance at beginning of year                                    $    66,908   $     47,491       $  45,610
    Common stock dividends                                                    -         17,608               -
    Issuance of common stock                                              2,684          2,001           2,008
    Share based payment awards under equity compensation plan             2,704              -               -
    Common stock repurchased                                                  -           (192)           (127)
                                                                    -----------   ------------       ---------
                                       BALANCE END OF YEAR               72,296         66,908          47,491

RETAINED EARNINGS
    Balance at beginning of year                                          6,590         20,623          16,299
    Net income                                                            6,776          6,645           7,205
    Common stock dividends                                                    -        (17,608)              -
    Cash dividends ($0.60 per share in 2005,
     $0.57 per share in 2004 ,$0.55 per share in 2003)                   (3,254)        (3,070)         (2,881)
                                                                    -----------   ------------       ---------
                                       BALANCE END OF YEAR               10,112          6,590          20,623

ACCUMULATED OTHER COMPREHENSIVE LOSS
    Balance at beginning of year                                           (904)           822           1,548
    Other comprehensive loss                                               (602)        (1,726)           (726)
                                                                    -----------   ------------       ---------
                                       BALANCE END OF YEAR               (1,506)          (904)            822

                                                                    -----------   ------------       ---------
      TOTAL SHAREHOLDERS' EQUITY END OF YEAR                        $    80,902   $     72,594       $  68,936
                                                                    ===========   ============       =========

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31
                                                                       2005           2004         2003
                                                                    ------------  ------------  ----------
INTEREST INCOME
   Loans, including fees                                            $     30,682  $     27,801  $   29,193
   Investment securities
        Taxable                                                            3,487         3,696       4,437
        Nontaxable                                                         2,398         2,116       2,004
   Federal funds sold and other                                              315           208         344
                                                                    ------------  ------------  ----------
                                   TOTAL INTEREST INCOME                  36,882        33,821      35,978

INTEREST EXPENSE
   Deposits                                                               11,374         9,391      11,610
   Borrowings                                                              1,599         1,066         840
                                                                    ------------  ------------  ----------
                                   TOTAL INTEREST EXPENSE                 12,973        10,457      12,450
                                                                    ------------  ------------  ----------
                                     NET INTEREST INCOME                  23,909        23,364      23,528
Provision for loan losses                                                    777           735       1,455
                                                                    ------------  ------------  ----------

     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                  23,132        22,629      22,073

NONINTEREST INCOME
   Service charges and fees                                                4,928         4,735       5,141
   Title insurance revenue                                                 2,351         1,957       2,340
   Gain on sale of mortgage loans                                            270           477       2,091
   Other                                                                     927           996       1,173
                                                                    ------------  ------------  ----------
                                   TOTAL NONINTEREST INCOME                8,476         8,165      10,745

NONINTEREST EXPENSES
   Compensation and benefits                                              13,548        12,685      13,345
   Occupancy                                                               1,553         1,504       1,471
   Furniture and equipment                                                 2,657         2,484       2,560
   Charitable donations                                                       79           109       1,158
   Other                                                                   5,047         5,489       5,044
                                                                    ------------  ------------  ----------
                                   TOTAL NONINTEREST EXPENSES             22,884        22,271      23,578
          INCOME BEFORE FEDERAL INCOME TAXES                               8,724         8,523       9,240
Federal income taxes                                                       1,948         1,878       2,035
                                                                    ------------  ------------  ----------
                                      NET INCOME                    $      6,776  $      6,645  $    7,205
                                                                    ============  ============  ==========

Net income per basic share of common stock                          $       1.25  $       1.24  $     1.36
                                                                    ============  ============  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                  Year Ending December 31
                                                               2005           2004         2003
                                                           ------------   -----------   ----------
NET INCOME                                                 $      6,776   $     6,645   $    7,205
                                                           ------------   -----------   ----------
Other comprehensive loss before income taxes:
 Unrealized losses on available-for-sale securities:
  Unrealized holding losses arising during period                (2,749)       (2,527)      (1,223)
  Reclassification adjustment for net realized gains
   included in net income                                            (2)         (106)         (85)
  Reversal of minimum pension liability adjustment                1,839            18          208
                                                           ------------   -----------   ----------
Other comprehensive loss before
  income tax benefit                                               (912)       (2,615)      (1,100)
Income tax benefit related to other
  comprehensive loss                                                310           889          374
                                                           ------------   -----------   ----------
OTHER COMPREHENSIVE LOSS                                           (602)       (1,726)        (726)
                                                           ------------   -----------   ----------
     COMPREHENSIVE INCOME                                  $      6,174   $     4,919   $    6,479
                                                           ============   ===========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                          Year Ended December 31
                                                                                   2005          2004           2003
                                                                               ------------   -----------   -----------
OPERATING ACTIVITIES
Net income                                                                     $      6,776   $     6,645   $     7,205
Reconciliation of net income to cash provided by operations:
  Provision for loan losses                                                             777           735         1,455
  Depreciation                                                                        1,735         1,552         1,703
  Net amortization of investment securities                                             957         1,558         1,592
  Realized gain on sale of investment securities                                         (2)         (106)          (85)
  Amortization and impairment of mortgage servicing rights                              140           135           643
  Increase in cash value of life insurance                                             (365)         (427)         (608)
  Amortization of acquisition intangibles                                                94            93            94
  Deferred income taxes (benefit)                                                       263           305           (41)
Changes in operating assets and liabilities which provided (used) cash
  Loans held for sale                                                                 1,595         1,976         9,077
  Interest receivable                                                                  (471)          219           363
  Other assets                                                                       (1,443)       (1,235)       (1,008)
  Escrow funds payable                                                                8,098        (1,033)         (328)
  Accrued interest and other liabilities                                                298         2,325          (198)
                                                                               ------------   -----------   -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                                  18,452        12,742        19,864
INVESTING ACTIVITIES
  Activity in available-for-sale securities
     Maturities, calls, and sales                                                    31,962        72,633        49,776
     Purchases                                                                      (57,044)      (68,892)      (64,710)
  Activity in held to maturity securities
     Maturities, calls, and sales                                                       523           765           620
  Net increase in loans                                                             (30,669)      (31,531)      (31,615)
  Purchases of premises and equipment                                                (2,374)       (4,300)       (3,018)
  Acquisition of title office                                                             -             -           (36)
  Redemption of cash value life insurance                                                 -           288           389
                                                                               ------------   -----------   -----------
            NET CASH USED IN INVESTING ACTIVITIES                                   (57,602)      (31,037)      (48,594)
FINANCING ACTIVITIES
  Net increase (decrease) in noninterest bearing deposits                             8,103        (2,024)        4,654
  Net increase (decrease) in interest bearing deposits                               20,499        (1,807)        1,597
  Net increase in other borrowed funds                                               21,183        12,929           260
  Cash dividends paid on common stock                                                (3,254)       (3,070)       (2,881)
  Proceeds from the issuance of common stock                                          2,684         2,001         2,008
  Common stock repurchased                                                                -          (192)         (127)
                                                                               ------------   -----------   -----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                  49,215         7,837         5,511
                                                                               ------------   -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVELANTS                                     10,065       (10,458)      (23,219)
Cash and cash equivelants at beginning of year                                       20,760        31,218        54,437
                                                                               ------------   -----------   -----------
       CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     30,825   $    20,760   $    31,218
                                                                               ============   ===========   ===========
Supplemental cash flows information:
Interest paid                                                                  $     12,814   $    10,420   $    12,450
Federal income taxes paid                                                             1,000         2,569         2,034

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp, Inc. (the "Corporation"), a financial services holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, Farmers State Bank of Breckenridge, IBT Title and Insurance Agency, Inc., Financial Group Information Services, and its majority owned subsidiaries, IBT Personnel, LLC (79%), and IB&T Employee Leasing, LLC (79%). All intercompany balances and accounts have been eliminated in consolidation.

NATURE OF OPERATIONS: IBT Bancorp, Inc. is a financial services holding company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiaries, Isabella Bank and Trust and Farmers State Bank of Breckenridge, offer banking services through 21 locations, 24-hour banking services locally and nationally through shared automatic teller machines, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Banks' principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

IBT Title and Insurance Agency, Inc. (IBT Title) does business under the names Isabella County Abstract and Title, Mecosta County Abstract and Title, IBT Title Clare, and Benchmark Title of Greenville. IBT Title provides title insurance and abstract searches, and closes real estate loans.

Financial Group Information Services provides information technology services for all of IBT Bancorp's subsidiaries.

IBT Personnel and IB&T Employee Leasing provide payroll services, benefit administration, and other human resource services to IBT Bancorp's subsidiaries.

USE OF ESTIMATES: In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of mortgage servicing rights, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the carrying value of foreclosed real estate, management obtains independent appraisals for significant properties.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Corporation's activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate or are made to finance agricultural production. Other than these types of loans, there is no significant concentration to any other industry or customer.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and other deposit accounts, all of which mature within ninety days.

SECURITIES: Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity are classified as "available for sale" and recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the constant yield method.

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

For loans that are placed on non-accrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Banks will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

LOANS HELD FOR SALE: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value as determined by aggregating outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Banks. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

SERVICING: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Generally, purchased servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income, a component of noninterest income.

OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.

FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less costs to sell.

PREMISES AND EQUIPMENT: Land is carried at cost. Buildings and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight line method based upon the useful lives of the assets which generally range from 5 to 30 years. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur and major improvements are capitalized.

RESTRICTED INVESTMENTS: Included in other assets are restricted securities of $3,080 in 2005 and $2,910 in 2004. Restricted securities include the stock of the Federal Reserve Bank and the Federal Home Loan Bank and have no contractual maturity.

BANK OWNED LIFE INSURANCE: The Corporation has purchased life insurance policies on key members of management. In the event of death of one of these individuals, the Corporation would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized. Increases in cash surrender value in excess of premiums paid are reported as other noninterest income.

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

EARNINGS PER COMMON SHARE: Net income per share amounts are computed by dividing net income by the weighted average number of shares outstanding. All per share amounts have been adjusted for the stock dividend paid February 15, 2006. The weighted average numbers of common shares outstanding were 5,416,961 in 2005; 5,344,585 in 2004; and 5,270,085 in 2003, as adjusted for the 10% stock dividend paid February 15, 2006.

RECLASSIFICATIONS: Certain amounts reported in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the 2005 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS: In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for implementation of Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Corporation will adopt SFAS No. 123R on January 1, 2006 and due to the Plan amendment discussed in Note 16, does not believe the impact the adoption of the standard will have a material impact on the Corporation's results of operations.

NOTE 2 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2005 and 2004, the reserve balances amounted to $711 and $849, respectively.

NOTE 3 - INVESTMENT SECURITIES

The amortized cost and fair value of securities, with gross unrealized gains and losses, are as follows as of December 31:

                                                              2005
                                        -----------------------------------------------
                                                      Gross         Gross
                                        Amortized   Unrealized    Unrealized     Fair
                                          Cost        Gains         Losses      Value
                                        ---------   ----------    ----------   --------
Securities Available-for-Sale
U.S. Government and federal agencies    $  53,953     $      -     $   1,040   $ 52,913
States and political subdivisions          95,976          532         1,073     95,435
Corporate                                  13,294            3            77     13,220
Mortgage-backed                            22,465           22           649     21,838
                                        ---------     -------      ---------   --------
      TOTAL                             $ 185,688     $    557     $   2,839   $183,406
                                        =========     ========     =========   ========

                                                              2004
                                        -----------------------------------------------
                                                      Gross         Gross
                                        Amortized   Unrealized    Unrealized     Fair
                                          Cost        Gains         Losses      Value
                                        ---------   ----------    ----------   --------
Securities Available-for-Sale
U.S. Government and federal agencies    $  51,704     $     38     $     463   $ 51,279
States and political subdivisions          83,619        1,433           420     84,632
Corporate                                   4,766           31            43      4,754
Mortgage-backed                            21,472          111           218     21,365
                                        ---------   ----------    ----------   --------
      TOTAL                             $ 161,561     $  1,613     $   1,144   $162,030
                                        =========   ==========    ==========   ========

Securities Held-to-Maturity
Mortgage-backed                         $       3    $       -     $       -   $      3
States and political subdivisions             520           18             4        534
                                        ---------   ----------    ----------   --------
      TOTAL                                  $523    $      18     $       4   $    537
                                        =========   ==========    ==========   ========

At December 31, 2005 and 2004 investment securities with carrying values of approximately $10,516 and $18,972 were pledged to secure public deposits and for other purposes as necessary or required by law. At December 31, 2005 and 2004, the carrying amount of securities pledged to secure repurchase agreements was $8,832 and $1,017, respectively.

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2005 are as follows:

                                      Available for Sale
                                    ----------------------
                                    Amortized       Fair
                                      Cost         Value
                                    --------      --------
Within 1 year                       $ 51,883      $ 51,498
Over 1 year through 5 years           82,534        81,403
After 5 years through 10 years        27,044        26,902
Over 10 years                          1,762         1,765
                                    --------      --------
                                     163,223       161,568
Mortgage-backed securities            22,465        21,838
                                    --------      --------
                                    $185,688      $183,406
                                    ========      ========

During 2005, 2004, and 2003, proceeds from sale of securities available for sale amounted to $4,588, $45,044, and $16,874, respectively. Gross realized gains amounted to $9, $129, and $85, respectively. Gross realized losses amounted to $7, $23, and $0, respectively. The tax provision applicable to these net realized gains and losses amounted to $0, $36, and $31, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

                                          Less Than Twelve Months     Over Twelve Months
                                          -----------------------    --------------------
                                             Gross                     Gross
                                          Unrealized      Fair       Unrealized     Fair
                                            Losses       Value         Losses      Value
                                          ----------   ----------    ----------   -------
Securities Available-for-Sale
U.S. Government and federal agency          $   157     $  17,155     $   883     $35,171
States and political subdivisions               397        27,687         676      26,633
Corporate                                         1           931          76       3,563
Mortgage-backed                                 106         7,053         543      13,169
                                            -------     ---------     -------     -------
Total securities available-for-sale         $   661     $  52,826     $ 2,178     $78,536
                                            =======     =========     =======     =======

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 4 - LOANS

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

A summary of the major classifications of loans is as follows:

                                                     DECEMBER 31
                                                 2005        2004
                                               --------     --------
Mortgage loans on real estate
  Residential 1-4 family                       $160,542     $152,706
  Commercial                                    111,997       96,739
  Agricultural                                   29,575       32,383
  Construction                                   17,871       35,384
  Second mortgages                               24,560       17,143
  Equity lines of credit                         23,278       22,188
                                               --------     --------
    Total mortgage loans                        367,823      356,543

Commercial and agricultural loans
  Commercial                                     67,544       49,413
  Agricultural production                        19,849       16,796
                                               --------     --------
    Total comercial and agricultural loans       87,393       66,209

Consumer installment loans
  Personal                                       26,304       28,463
  Credit cards                                    1,722        1,680
                                               --------     --------
    Total consumer installment loans             28,026       30,143

Total Loans                                     483,242      452,895
  Less: Allowance for loan losses                 6,899        6,444
                                               --------     --------
    LOANS, NET                                 $476,343     $446,451
                                               ========     ========

A summary of changes in the allowance for loan losses follows:

                                   Year Ended December 31:
                                 2005       2004       2003
                               -------    -------    -------
Balance at beginning of year   $ 6,444    $ 6,204    $ 5,593
Loans charged off                 (643)      (935)    (1,140)
Recoveries                         321        440        296
Provision charged to income        777        735      1,455
                               -------    -------    -------
    BALANCE AT END OF YEAR     $ 6,899    $ 6,444    $ 6,204
                               =======    =======    =======

The following is a summary of information pertaining to impaired loans at December 31:

                                                 2005     2004     2003
                                                ------   ------   ------
Impaired loans without a valuation allowance    $2,211   $1,786   $1,836
Impaired loans with a valuation allowance          314      448    2,787
                                                ------   ------   ------
Total impaired loans                            $2,525   $2,234   $4,623
                                                ======   ======   ======

Valuation allowance related to impaired loans   $  184   $  304   $  622
Total nonaccrual loans                          $1,375   $1,900   $4,121
Accruing loans past due 90 days or more         $1,058   $  702   $1,380
Average investment in impaired loans            $2,531   $2,949   $5,155

Interest income recognized on impaired loans was not significant during any of the three years in the period ended December 31, 2005. No additional funds are committed to be advanced in connection with impaired loans.

NOTE 5 - SERVICING

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $256,358, $253,282 and $245,709 at December 31, 2005, 2004, and 2003 respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the changes in each year of the carrying value of mortgage servicing rights included in other assets as of December 31:

                                          2005       2004       2003
                                        -------    -------    -------
Balance at beginning of year            $ 2,046    $ 1,714    $   511
Mortgage servicing rights capitalized     2,520      2,633      3,369
Accumulated amortization                 (2,429)    (2,279)    (1,955)
Impairment valuation allowance              (12)       (22)      (211)
                                        -------    -------    -------
    BALANCE AT END OF YEAR              $ 2,125    $ 2,046    $ 1,714
                                        =======    =======    =======

Activity in the impairment valuation allowance consisted of reductions of $10, $189, and $427 for the years ended December 31, 2005, 2004, and 2003.

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                  2005      2004
                                -------   -------
Land                            $ 3,027   $ 3,027
Buildings and improvements       12,528    11,054
Furniture and equipment          21,003    20,614
                                -------   -------
Total                            36,558    34,695
Less accumulated depreciation    17,386    16,162
                                -------   -------
  PREMISES AND EQUIPMENT, NET   $19,172   $18,533
                                =======   =======

Depreciation expense amounted to $1,735, $1,552 and $1,703 in 2005, 2004, and 2003, respectively.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Included in other assets on the accompanying consolidated balance sheets are the following amounts as of December 31:

                                 2005     2004
                                ------   ------
Branch acquisition goodwill     $2,036   $2,036
Title company goodwill           1,100    1,100
                                ------   ------
Total goodwill                   3,136    3,136
Core deposit intangibles, net      117      211
                                ------   ------
                                $3,253   $3,347
                                ======   ======

The core deposit intangibles are being amortized on a straight-line basis over nine years. Management periodically reviews these assets to determine whether the carrying values have been impaired.

NOTE 8 - DEPOSITS

Scheduled maturities of time deposits for the years succeeding December 31, 2005 are as follows:

Year          Amount
----         --------
2006         $145,612
2007           49,368
2008           27,863
2009           17,451
2010           20,316
Thereafter        381

Interest expense on time deposits greater than $100 was $2,751 in 2005, $2,140 in 2004, and $2,127 in 2003.

NOTE 9 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of approximately $8,832 and $1,017 at December 31, 2005 and 2004, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

NOTE 10 - BORROWED FUNDS

Borrowed funds consist of the following obligations at December 31:

                                                   2005      2004
                                                 -------   -------
Federal Home Loan Bank advances                  $45,286   $27,312
Federal Funds purchased                            6,500     2,974
Securities sold under agreements to repurchase       266       530
Unsecured note payable                               113       166
                                                 -------   -------
                                                 $52,165   $30,982
                                                 =======   =======

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Banks.

The maturity and weighted average interest rates of FHLB advances follows at December 31:

                                              2005
                                       ----------------
                                        Amount     Rate
                                       -------    -----
Fixed rate advances due 2006           $ 5,500    2.76%
Two Year putable advance due 2006        5,000    5.08%
Fixed rate advances due 2007             5,000    3.72%
Fixed rate advances due 2008             6,000    4.79%
Fixed rate advances due 2009             3,500    3.66%
Fixed rate advances due 2010             5,286    5.18%
One Year putable advance due 2010        3,000    4.98%
Fixed rate advances due 2012             2,000    4.90%
Fixed rate advances due 2015            10,000    4.84%
                                       -------    ----
                                       $45,286    4.44%
                                       =======    ====

                                            2004
                                      --------------
                                       Amount   Rate
                                      -------   ----
Fixed rate advances due 2006          $ 5,500   2.76%
Two Year putable advance due 2006       5,000   5.08%
Fixed rate advances due 2007            4,000   3.64%
Fixed rate advances due 2009            3,500   3.66%
Fixed rate advances due 2010            4,312   5.39%
One Year putable advance due 2010       3,000   4.98%
Fixed rate advances due 2012            2,000   4.90%
                                      -------   ----
                                      $27,312   4.24%
                                      =======   ====

The unsecured note payable has an imputed interest rate of 4.16% and is payable in annual installments of $60,000, including interest, through July 2007 .

NOTE 11 - OTHER NON-INTEREST EXPENSES

A summary of expenses included in Other Non-Interest Expenses for the year ended December 31:

                                       2005     2004     2003
                                      ------   ------   ------
Director fees                         $  503   $  496   $  459
Marketing and advertising                624      522      538
SOX 404 compliance                       398      734        -
Other, not individually significant    3,522    3,737    4,047
                                      ------   ------   ------
                                      $5,047   $5,489   $5,044
                                      ======   ======   ======

NOTE 12 - FEDERAL INCOME TAXES

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

                               2005      2004      2003
                             -------   -------   -------
Currently payable            $ 1,685   $ 1,573   $ 2,076
Deferred taxes / (benefit)       263       305       (41)
                             -------   -------   -------
     FEDERAL INCOME TAXES    $ 1,948   $ 1,878   $ 2,035
                             =======   =======   =======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the year ended December 31:

                                                           2005       2004       2003
                                                         -------    -------    -------
Income at statutory rate                                 $ 2,966    $ 2,898    $ 3,142
Effect of nontaxable income and nondeductible expenses    (1,018)    (1,020)    (1,107)
                                                         -------    -------    -------
       PROVISION FOR FEDERAL INCOME TAXES                $ 1,948    $ 1,878    $ 2,035
                                                         =======    =======    =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                        2005     2004
                                                       ------   ------
DEFERRED TAX ASSETS
Allowance for loan losses                              $1,550   $1,411
Deferred directors' fees                                  919      886
Employee benefit plans                                    531      756
Core deposit premium and acquisition expenses              23      107
Net unrealized loss on minimum pension liability            -      625
Net unrealized loss on available-for-sale securities      776        -
Other                                                      51       63
                                                       ------   ------
     TOTAL DEFERRED TAX ASSETS                          3,850    3,848
                                                       ======   ======

DEFERRED TAX LIABILITIES
Prepaid pension asset                                     730      595
Premises and equipment                                    663      745
Accretion on securities                                    35       19
Net unrealized gain on available-for-sale securities        -      160
Other                                                     226      181
                                                       ------   ------
     TOTAL DEFERRED TAX LIABILITIES                     1,654    1,700
                                                       ------   ------
        NET DEFERRED TAX ASSETS                        $2,196   $2,148
                                                       ======   ======

NOTE 13 - OFF-BALANCE-SHEET ACTIVITIES

CREDIT-RELATED FINANCIAL INSTRUMENTS

The Corporation is party to credit related financial instruments with off-balance-sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instrument.

The Corporation is exposed to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Commitments to extend credit, which totaled $69,591 and $67,590 at December 31, 2005 and 2004, respectively, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2005 and 2004 the Corporation had a total of $1,565 and $991, respectively, in outstanding standby letters of credit.

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

INTEREST RATE RISK MANAGEMENT - DERIVATIVE LOAN INSTRUMENTS

The Corporation enters into rate lock commitments to extend credit to borrowers for generally a 30-day or 60-day period for the origination of loans. Unfunded loans for which commitments have been entered into are called "pipeline loans". Some of these rate lock commitments will ultimately expire without being completed. To the extent that a loan is ultimately granted and the borrower ultimately accepts the terms of the loan, these rate lock commitments expose the Corporation to variability in the fair value due to changes in interest rates. If interest rates increase, the value of these rate lock commitments decreases. Conversely, if interest rates decrease, the value of these rate lock commitments increases.

To mitigate the effect of this interest rate risk, the Banks enter into offsetting derivative contracts, primarily forward loan sale commitments. The contracts allow for cash settlement. The forward loan sale commitments lock in an interest rate and price for the sale of loans, similar to the specific rate lock loan commitments classified as derivates. Such commitments, along with any related fees received from potential borrowers, are considered derivatives.

The notional amount of undesignated interest rate lock commitments was $234 and $1,618 at December 31, 2005 and 2004, respectively.

The fair value of the rate lock loan commitments related to the origination or acquisition of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in these consolidated financial statements.

NOTE 14 - COMMITMENTS AND OTHER MATTERS

Isabella Bank and Trust sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Isabella Bank and Trust Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. Donations made to the Foundation by Isabella Bank and Trust included in charitable donations reported in noninterest expense were $0, $27 and $870 in 2005, 2004 and 2003, respectively. The assets of the Foundation as of December 31, 2005 approximated $1.6 million.

Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary Banks to the Corporation. At December 31, 2005, substantially all of the subsidiary Banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2006, the amount available for dividends without regulatory approval was approximately $700.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered individual. Medical claims are subject to a lifetime maximum of $3,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,650 in 2005, $1,184 in 2004 and $1,532 in 2003.

The Corporation offers dividend reinvestment and employee and director stock purchase plans. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The stock purchase plan allows employees and directors to purchase IBT Bancorp common stock through payroll deduction. The number of shares authorized for issuance under these plans are 280,000 with 145,282 shares unissued at December 31, 2005. During 2005, 2004 and 2003, 58,019 shares were issued for $2,180, 57,388 shares were issued for $2,001, and 70,340 shares were issued for $2,008, respectively, in cash pursuant to these plans.

The subsidiary Banks of the Corporation have obtained approval to borrow up to $64,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

NOTE 15 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and its subsidiary banks, Isabella Bank and Trust and Farmers State Bank of Breckenridge ("Banks") are subject to various regulatory capital requirements administered by their primary regulator, the Federal Reserve Bank. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the Federal Reserve, that if undertaken, could have a material effect on the Corporation's and Banks' financial statements. Under the Federal Reserve's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that include quantitative measures of their assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. The Banks' capital amounts and classifications are also subject to qualitative judgments by the Federal Reserve about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notifications from the Federal Reserve Bank categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Banks' categories.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                     Minimum
                                                                                    To Be Well
                                                                   Minimum      Capitalized Under
                                                                   Capital      Prompt Corrective
                                                 Actual          Requirement    Action Provisions
                                           ---------------   ---------------    -----------------
                                            Amount   Ratio    Amount   Ratio     Amount    Ratio
                                           --------  -----   --------  -----    --------   ------
DECEMBER 31, 2005
  Total capital to risk weighted assets
     Isabella Bank & Trust                 $ 48,092   12.4%  $ 31,040    8.0%   $ 38,800     10.0%
     Farmers State Bank of Breckenridge      14,162   14.7      7,733    8.0       9,667     10.0
     Consolidated                            85,184   17.1     39,761    8.0        N/A       N/A
  Tier 1 capital to risk weighted assets
     Isabella Bank & Trust                   43,458   11.2     15,520    4.0      23,280      6.0
     Farmers State Bank of Breckenridge      12,941   13.4      3,867    4.0       5,800      6.0
     Consolidated                            78,963   15.9     19,881    4.0        N/A       N/A
  Tier 1 capital to average assets
     Isabella Bank & Trust                   43,458    7.6     23,011    4.0      28,763      5.0
     Farmers State Bank of Breckenridge      12,941    9.5      5,426    4.0       6,783      5.0
     Consolidated                            78,963   11.3     27,886    4.0        N/A       N/A

DECEMBER 31, 2004
  Total capital to risk weighted assets
     Isabella Bank & Trust                 $ 47,720   13.1%  $ 29,042    8.0%   $ 36,303     10.0%
     Farmers State Bank of Breckenridge      14,033   15.5      7,242    8.0       9,052     10.0
     Consolidated                            75,340   16.4     36,764    8.0        N/A       N/A
  Tier 1 capital to risk weighted assets
     Isabella Bank & Trust                   43,351   11.9     14,521    4.0      21,782      6.0
     Farmers State Bank of Breckenridge      12,890   14.2      3,621    4.0       5,431      6.0
     Consolidated                            69,587   15.1     18,382    4.0        N/A       N/A
  Tier 1 capital to average assets
     Isabella Bank & Trust                   43,351    8.1     21,536    4.0      26,920      5.0
     Farmers State Bank of Breckenridge      12,890   10.4      4,970    4.0       6,213      5.0
     Consolidated                            69,587   10.4     26,866    4.0        N/A       N/A

NOTE 16 - BENEFIT PLANS

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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation to the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                                        2005       2004       2003
                                                                       -------    -------    -------
Change in projected benefit obligation
       Benefit obligation, January 1                                   $ 8,783    $ 8,083    $ 6,949
       Service cost                                                        513        410        391
       Interest cost                                                       540        518        463
       Actuarial loss                                                       25        144        687
       Benefits paid                                                      (304)      (372)      (407)
                                                                       -------    -------    -------
                        BENEFIT OBLIGATION, DECEMBER 31                $ 9,557    $ 8,783    $ 8,083
                                                                       =======    =======    =======

Change in plan assets
       Fair value of plan assets, January 1                            $ 6,311    $ 5,427    $ 4,830
       Investment return                                                   351        348        479
       Corporation contribution                                          1,251        908        525
       Benefits paid                                                      (304)      (372)      (407)
                                                                       -------    -------    -------
               FAIR VALUE OF PLAN ASSETS, DECEMBER 31                  $ 7,609    $ 6,311    $ 5,427
                                                                       =======    =======    =======

Reconciliation of funded status
       Funded status                                                   $(1,948)   $(2,472)   $(2,656)
       Unrecognized prior service cost                                      58         76         94
       Unrecognized net loss from experience
         different than that assumed and
         effects and changes in assumptions                              4,037      4,146      4,254
       Additional minimum pension liability                                 --     (1,915)    (1,951)
                                                                       -------    -------    -------
                              PREPAID (ACCRUED) BENEFIT COST           $ 2,147    $  (165)   $  (259)
                                                                       =======    =======    =======

The accumulated benefit obligation was $7,079, and $6,476 at December 31, 2005 and 2004, respectively, resulting in a prepaid pension of $2,147 in 2005 and a pension liability of $165 in 2004.

An adjustment to record the additional minimum pension liability as of December 31, 2004 was established by the recording of an intangible pension asset of $76, and a reduction to other comprehensive loss of $1,839 and $18 in 2005 and 2004, respectively.

The net amount recognized in the consolidated balance sheets consists of the following accounts at December 31:

                                                                      Pension Benefits
                                                                  2005                 2004
                                                                --------              ------
Prepaid (accrued) benefit cost                                  $  2,147              $ (165)
Intangible asset                                                       -                  76
Accumulated other comprehensive loss                                   -               1,839
                                                                --------              ------
Net amount recognized                                              2,147               1,750
                                                                ========              ======

                                                                  2005                 2004
                                                                --------              ------
Revsersal of minimum pension liability included as a
  reduction of other comprehensive loss                         $  1,839              $   18
                                                                ========              ======

Net pension expense consists of the following components for the year ended December 31:

                                                               2005           2004          2003
                                                             ---------      --------      ---------
Service cost on benefits earned for
    serviced rendered during the year                        $     558      $    518      $     391
Interest cost on projected benefit obligation                      540           501            463
Expected return on plan assets                                    (463)         (430)          (390)
Amortization of unrecognized transition asset                        -             -            (22)
Amortization of unrecognized prior service cost                     18            18             18
Amortization of unrecognized actuarial net loss                    201           213            188
                                                             ---------      --------      ---------
                          NET PENSION EXPENSE                 $    854      $    820      $     648
                                                             =========      ========      =========

Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

                                                   2005         2004         2003
                                                   ----         ----         ----
Weighted average discount rate                     6.25%        6.25%        6.25%
Rate of increase in future compensation            4.50%        4.50%        4.50%
Expected long-term rate of return                  7.50%        8.00%        8.00%

The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

                                                     2005     2004      2003
                                                     ----     ----      ----
Discount rate                                        6.25%    6.75%     6.75%
Rate of compensation increase                        4.50%    4.50%     4.50%
Expected long-term return on plan assets             7.50%    8.00%     8.00%

The weighted average discount rate has remained unchanged at 6.25%. The discount rate decreased to 6.25% in 2005 from 6.75% in 2004. The expected long term rate of return is based on the Corporation's actual recommended rate. The factors used to establish the rate include historical plan performance, comparison of rates used by similar plans with similar asset allocations, and historical performance of long-term investments.

The Corporation's pension plan weighted-average asset allocations by asset category are as follows at December 31:

  Asset Category                             2005                   2004
-----------------                           ------                 ------
Equity securities                             64.2%                  51.5%
Debt securities                               28.7%                  33.9%
Other                                          7.1%                  14.6%
                                            ------                 ------
                             Total          100.00%                100.00%
                                            ======                 ======

Debt securities include certificates of deposit with the Banks in the amounts of $1,173 (15% of total plan assets) and $1,082 (17% of total plan assets) at December 31, 2005 and 2004, respectively. Also included in other is $537 (7% of total plan assets) and $881 (14% of total plan assets) of funds in a money market account with Isabella Bank and Trust as of December 31, 2005 and 2004, respectively.

The Corporation's investment policy for the benefit plan includes asset holdings in publicly traded equities, U.S. Government agency obligations and investment grade corporate and municipal bonds. The policy restricts equity investment to less than 20% of equity investments in any sector and to less than 4% of plans assets in any one company. The Corporation's weighted asset allocations in 2005 and 2004 were as follows:

Equity securities          55% to 65%
Debt securities            25% to 35%
Real estate                     0.00%
Other                          15.00%

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

The Corporation expects to contribute approximately $900 to the pension plan in 2006.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the next ten years:

      Year                                Amount
-----------------                      -----------
      2006                             $       313
      2007                                     315
      2008                                     321
      2009                                     328
      2010                                     358
Years 2011 - 2015                            2,594

OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and death benefits to each participant. Insurance policies, designed primarily to fund death benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2005, 2004, and 2003 were $85, $65, and $388, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains a non-leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the Plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the plans for 2005, 2004, and 2003 was $11, $11, and $122, respectively. Total shares outstanding related to the ESOP at December 31, 2005 and 2004 were 159,987 and 166,155, respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

401(k) PLAN

The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Corporation began making matching contributions equal to 25% of the first 3% of an employee's compensation contributed to the plan in 2005. Employees are 0% vested through their first three years of employment and are 100% vested after 3 years of service. For the year ended December 31, 2005, expense attributable to the Plan amounted to $49.

EQUITY COMPENSATION PLAN

Pursuant to the terms of a Deferred Director fee plan, which was amended effective December 31, 2005, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's Dividend Reinvestment Plan. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. Prior to December 31, 2005, the Plan contained a cash payout option, and a liability was recorded in the consolidated financial statements. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. In connection with the amendment, $2,704 was reclassified from other liabilities and recorded as an addition to the common stock account All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of December 31, 2005 and 2004, 161,571 and 163,871 shares respectively were to be issued under this plan, as adjusted for the 10% stock dividend.

NOTE 17 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Banks have granted loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership) amounting to $9,679 and $9,505 at December 31, 2005 and 2004, respectively. During 2005, total principal additions were $7,718 and total principal payments were $7,544.

Total deposits of these principal officers and directors and their affiliates amounted to $6,685 and $5,629 at December 31, 2005 and 2004, respectively. In addition, the IBT Bancorp's defined benefit plan and the Employee Stock Ownership Plan (Note 16) held deposits with the Banks aggregating $1,710 and $497, and $1,963 and $475 respectively at December 31, 2005 and 2004.

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. These include, among other elements, the estimated earning power of core deposit accounts, the trained work force, customer goodwill and similar items. Accordingly, the aggregate of the fair value amounts presented are not necessarily indicative of the underlying fair value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments.

CASH AND CASH EQUIVALENTS: The carrying amounts of cash and short-term instruments approximate fair values.

INVESTMENT SECURITIES: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments.

MORTGAGE LOANS HELD FOR SALE: Fair values of mortgage loans held for sale are based on commitments on hand from investors or prevailing market prices.

LOANS RECEIVABLE: Fair values for variable rate loans that reprice frequently with, fair values are based on carrying values. Fixed rate loans are valued using present value discounted cash flow techniques. The discount rate used in these calculations was the U.S. government bond rate for securities with similar maturities adjusted for servicing costs, credit loss, and prepayment risk.

DEPOSIT LIABILITIES: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate certificates of deposit approximate their recorded book balance. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

The following sets forth the estimated fair value and recorded carrying values of the Corporation's financial instruments as of December 31:

                                                2005                       2004
                                      -------------------------    --------------------
                                      Estimated      Carrying      Estimated   Carrying
                                      Fair Value       Value       Fair Value   Value
                                      ----------     ----------    ----------  --------
ASSETS
Cash and demand deposits due
   from banks                         $   30,825     $   30,825    $   20,760  $ 20,760
Investment securities                    183,406        183,406       162,567   162,553
Mortgage loans available for sale            757            744         2,334     2,339
Net loans                                479,765        476,343       412,175   446,451
Accrued interest receivable                4,786          4,786         4,315     4,315
Mortgage servicing rights                  2,125          2,125         2,046     2,046

LIABILITIES
Deposits with no stated
   maturities                            331,487        331,487       329,612   329,612
Deposits with stated maturities          260,615        260,991       220,533   234,264
Borrowed funds                            52,216         52,165        26,466    30,982
Accrued interest payable                     857            857           702       702

NOTE 19 - PARENT COMPANY ONLY FINANCIAL INFORMATION

                                                                                December 31
CONDENSED BALANCE SHEET                                                 2005                 2004
                                                                      ---------          -----------
Cash on deposit at subsidiary Banks                                   $   8,749          $     7,219
Securities available for sale                                             4,789                3,703
Investments in subsidiaries                                              61,841               63,999
Premises and equipment                                                    3,025                  103
Other assets                                                              3,576                2,411
                                                                      ---------          -----------
                                                  TOTAL ASSETS        $  81,980          $    77,435
                                                                      =========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                                                     $   1,078          $     4,841
Shareholders' equity                                                     80,902               72,594
                                                                      ---------          -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $  81,980          $    77,435
                                                                      =========          ===========

                                                                                   Year Ended December 31
CONDENSED STATEMENTS OF INCOME                                               2005            2004          2003
                                                                           --------       ---------      --------
Income
   Dividends from subsidiaries                                             $  7,275       $   3,500      $  3,825
   Interest income                                                              182             139           128
   Management fee and other                                                   1,384             643           423
                                                                           --------       ---------      --------
                                              TOTAL INCOME                    8,841           4,282         4,376
Expenses                                                                      2,808           2,065         1,114
                                                                           --------       ---------      --------
   Income before income tax benefit and equity in
       undistributed earnings of subsidiaries                                 6,033           2,217         3,262
   Federal income tax benefit                                                   478             470           218
                                                                           --------       ---------      --------
                                                                              6,511           2,687         3,480
Undistributed earnings of subsidiaries                                          265           3,958         3,725
                                                                           --------       ---------      --------
                                                NET INCOME                 $  6,776       $   6,645      $  7,205
                                                                           ========       =========      ========

                                                                                Year Ended December 31
CONDENSED STATEMENTS OF CASH FLOWS                                            2005       2004       2003
                                                                             -------    -------    -------
OPERATING ACTIVITIES
Net income                                                                   $ 6,776    $ 6,645    $ 7,205
    Adjustments to reconcile net income
     to cash provided by operations
       Undistributed earnings of subsidiaries                                   (265)    (3,958)    (3,725)
       Provision for depreciation                                                533         21         19
       Net amortization of securities                                             27         12          -
       Deferred income taxes (benefit)                                           680        (13)      (348)
Changes in operating assets and liabilities which (used) provided cash
    Interest receivable                                                          (29)        (4)        (2)
    Other assets                                                                (746)    (1,031)       717
    Accrued interest and other expenses                                         (894)       809        675
                                                                             -------    -------    -------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                    6,082      2,481      4,541
INVESTING ACTIVITIES
    Activity in available-for-sale securities
     Maturities, calls, and sales                                                344        260        185
     Purchases                                                                (1,523)    (1,846)      (820)
    Purchases of equipment and premises                                       (3,455)        (7)       (38)
    Repayment of investment in subsidiaries                                      652          -         34
                                                                             -------    -------    -------
                       NET CASH USED IN INVESTING ACTIVITIES                  (3,982)    (1,593)      (639)
FINANCING ACTIVITIES
    Cash dividends paid on common stock                                       (3,254)    (3,070)    (2,881)
    Proceeds from the issuance of common stock                                 2,684      2,001      2,008
    Common stock repurchased                                                       -       (192)      (127)
                                                                             -------    -------    -------
                         NET CASH USED IN FINANCING ACTIVITIES                  (570)    (1,261)    (1,000)
                                                                             -------    -------    -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVELANTS                               1,530       (373)     2,902
Cash and cash equivelants at beginning of year                                 7,219      7,592      4,690
                                                                             -------    -------    -------
                  CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 8,749    $ 7,219    $ 7,592
                                                                             =======    =======    =======

NOTE 20 - OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. A summary of selected financial information for the Corporation's reportable segments follows:

                                                                      All Others
                                   Isabella Bank           Farmers    (Including
                                     and Trust           State Bank     Parent)        Total
                                   -------------         ----------   ----------    ----------
2005
    Total assets                   $     583,505         $  136,853   $   21,296    $  741,654
    Interest income                       28,867              7,939           76        36,882
    Net interest income                   18,436              5,289          184        23,909
    Provision for loan losses                585                192            -           777
    Net income (loss)                      5,900              1,456         (580)        6,776

2004
    Total assets                   $     542,759         $  125,350   $    9,925    $  678,034
    Interest income                       26,436              7,258          127        33,821
    Net interest income                   18,247              4,919          198        23,364
    Provision for loan losses                550                185            -           735
    Net income (loss)                      6,073              1,345         (773)        6,645

2003
    Total assets                   $     527,805         $  127,124   $    9,150    $  664,079
    Interest income                       28,013              7,797          168        35,978
    Net interest income                   18,295              5,005          228        23,528
    Provision for loan losses                570                885            -         1,455
    Net income (loss)                      6,415              1,008         (218)        7,205

NOTE 21 - POTENTIAL ACQUISITION

On December 22, 2005, IBT Bancorp, Inc. signed a definitive agreement to acquire Farwell State Savings Bank. The acquisition is subject to a number of contingencies including but not limited to regulatory approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9 A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROL

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We are responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates made by our management. We also prepared the other information included in the annual report and are responsible for its accuracy and consistency with the consolidated financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our consolidated financial statements. The system includes but is not limited to:

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

      - Regular reviews of our consolidated financial statements by qualified individuals; and

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

We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon these criteria, we believe that, as of December 31, 2005, our system of internal control over financial reporting was effective.

The independent registered public accounting firm, Rehmann Robson PC, has audited our 2005 consolidated financial statements. Rehmann Robson PC was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson PC has issued an unqualified audit opinion on our 2005 consolidated financial statements as a result of the audit and also has issued an attestation report on management's assessment of its internal control over financial reporting.

IBT Bancorp, Inc.

By:

/s/ Dennis P. Angner
---------------------------------
Dennis P. Angner
Chief Executive Officer
March 1, 2006

/s/ Peggy L. Wheeler
---------------------------------
Peggy L. Wheeler
Principal Financial Officer
March 1, 2006

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2005, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

                                                                                                   Number of Securities
                                                                                                         Remaining
                                                Number of Securities                               Available for Future
                                                    to be Issued          Weighted Average                Issuance
                                                  Upon Exercise of         Exercise Price              Under Equity
                                                    Outstanding            of Outstanding          Compensation Plans
                                                Options, Warrants,       Options, Warrants,      (Excluding Securities
                                                     and Rights              and Rights           Reflected in Column (A))
Plan Category                                           (A)                     (B)                         (C)
                                                --------------------     -------------------      ------------------------
Equity compensation plans approved by
Shareholders:  None                                         -                       -                             -
Equity compensation plans not
 approved by shareholders:
       1984 deferred director fee plan*               161,571                      (1)                           (1)
                                                      -------
                                      TOTAL           161,571
                                                      =======

(1) Pursuant to the terms of a Deferred Director fee plan, which was amended effective December 31, 2005, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's Dividend Reinvestment Plan. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. Prior to December 31, 2005, the Plan contained a cash payout option, and a liability was recorded in the consolidated financial statements. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. In connection with the amendment, $2,704 was reclassified from other liabilities and recorded as an addition to the common stock account All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of December 31, 2005 and 2004, 161,571 and 163,871 shares

(*) As adjusted for the 10% stock dividend paid February 15, 2006.

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

    3. See the exhibits listed below under Item 15(b):

(b) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

                  3(a)  Amended Articles of Incorporation (1)

                  3(b)  Amendment to the Articles of Incorporation (2)

                  3(c)  Amendment to the Articles of Incorporation (4)

                  3(d)  Amendment to the Articles of Incorporation (4)

                  3(e)  Amended Bylaws (8)

                  10(a) Isabella Bank & Trust Executive Supplemental Income
                        Agreement (2)*

                  10(b) Isabella Bank & Trust Deferred Compensation Plan (3)*

                  10(c) IBT Bancorp, Inc. and Related Companies Deferred
                        Compensation Plan for Directors (5)*

                  10(d) Isabella Bank and Trust Death Benefit Only Agreement
                        (6)*

                  10(e) Deferred Compensation Plan for Non-Employee Directors
                        (9)*

                  14    Code of Business Conduct and Ethics (7)

                  21    Subsidiaries of the Registrant

                  23 Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm

                  31 (a) Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

                  31 (b) Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

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

(3) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein by reference.

(4) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein by reference.

(5) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein by reference.

(6) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein by reference.

(7) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 15, 2004 and incorporated herein by reference.

(8) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 16, 2005, and incorporated herein by reference.

(9) Previously filed as an Exhibit to IBT Bancorp, Inc. Current Report on Form 8-K, dated December 14, 2005, and incorporated herein by reference.

(*)   Management Contract or Compensatory Plan or Arrangement.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)

by: /s/Dennis P. Angner                             Date: March 6, 2006
    -------------------------
    Dennis P. Angner
    President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signatures                            Capacity                  Date
           ----------                       -------------------       --------------
/s/Dennis P. Angner                         President and Chief       March 06, 2006
-----------------------------------         Executive Officer
Dennis P. Angner                            and Director

/s/Richard J. Barz                          Director                  March 06, 2006
-----------------------------------
Richard J. Barz

/s/Sandra L. Caul                           Director                  March 13, 2006
-----------------------------------
Sandra L. Caul

/s/James C. Fabiano                         Director                  March 06, 2006
-----------------------------------
James C. Fabiano

/s/David W. Hole                            Director                  March 13, 2006
-----------------------------------
David W. Hole

/s/David J. Maness                          Director                  March 06, 2006
-----------------------------------
David J. Maness

/s/W. Joseph Manifold                       Director                  March 06, 2006
-----------------------------------
W. Joseph Manifold

/s/Timothy M. Miller                        Director                  March 13, 2006
-----------------------------------
Timothy Miller

/s/Ronald E. Schumacher                     Director                  March 06, 2006
-----------------------------------
Ronald E. Schumacher

/s/William J. Strickler                     Director                  March 13, 2006
-----------------------------------
William J. Strickler

/s/Dale Weburg                              Director                  March 13, 2006
-----------------------------------
Dale Weburg

/s/Peggy L. Wheeler                         Sr. Vice President        March 06, 2006
-----------------------------------         and Controller
                                            (Principal
                                            Financial Officer)

IBT Bancorp
FORM 10-K

Index to Exhibits

Exhibit                                                                                 Form 10-K
Number                              Exhibit                                            Page Number
-------                             -------                                            -----------
21            Subsidiaries of the Registrant                                                76

23            Consent of Rehmann Robson P.C.                                                77
              Independent Registered Public Accounting Firm

31 (a)        Certification pursuant to Rule 13a - 14(a) of the Chief Executive             78
              Officer

31 (b)        Certification pursuant to Rule 13a - 14(a) of the                             79
              Principal Financial Officer

32            Section 1350 Certification of Chief Executive Officer and                     80
              Chief Financial Officer