Form 10-Q
period 2006-03-31
IBT BANCORP INC /MI/
filed 2006-05-05
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________

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

Large accelerated filer [ ]   Accelerated Filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common Stock no par value, 5,484,325 as of April 10, 2006

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
                                                                    ------------
PART I FINANCIAL INFORMATION
   Item 1  Condensed Consolidated Financial Statements                   3-11
   Item 2  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                   12-23
   Item 3  Quantitative and Qualitative Disclosures
           About Market Risk                                            24-25
   Item 4  Controls and Procedures                                         26

PART II OTHER INFORMATION
   Item 1A Risk Factors                                                    27
   Item 2  Unregistered Sales of Equity Securities and
           Use of Proceeds                                                 27
   Item 6  Exhibits                                                        28
   Signatures                                                              29
   Exhibit 31(a)                                                           30
   Exhibit 31(b)                                                           31
   Exhibit 32                                                              32

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in thousands)

                                                       March 31   December 31
                                                         2006         2005
                                                       --------   -----------
ASSETS
   Cash and demand deposits due from banks             $ 30,619    $ 30,825
   Securities available for sale (amortized cost of
      $203,006 in 2006 and $185,688 in 2005)            200,341     183,406
   Mortgage loans available for sale                        831         744
   Loans
      Agricultural                                       48,151      49,424
      Commercial                                        182,685     179,541
      Personal                                           26,862      28,026
      Residential real estate mortgage                  227,199     226,251
                                                       --------    --------
         TOTAL LOANS                                    484,897     483,242
   Less allowance for loan losses                         6,947       6,899
                                                       --------    --------
         NET LOANS                                      477,950     476,343
   Other assets                                          52,008      50,336
                                                       --------    --------
         TOTAL ASSETS                                  $761,749    $741,654
                                                       ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                              $ 71,763    $ 73,839
      NOW accounts                                      105,095     104,251
      Certificates of deposit and other savings         341,094     328,780
      Certificates of deposit over $100,000              98,764      85,608
                                                       --------    --------
         TOTAL DEPOSITS                                 616,716     592,478
   Other borrowed funds                                  44,242      52,165
   Escrow funds payable                                  13,748       9,823
   Accrued interest and other liabilities                 5,225       6,286
                                                       --------    --------
         TOTAL LIABILITIES                              679,931     660,752
   Shareholders' Equity
      Common stock -- no par value
         10,000,000 shares authorized; outstanding--
         5,484,324 in 2006 (4,974,715 in 2005)           81,748      72,296
      Retained earnings                                   1,829      10,112
      Accumulated other comprehensive loss               (1,759)     (1,506)
                                                       --------    --------
         TOTAL SHAREHOLDERS' EQUITY                      81,818      80,902
                                                       --------    --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $761,749    $741,654
                                                       ========    ========

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(dollars in thousands)

                                                          Three Months Ended
                                                               March 31
                                                       -----------------------
                                                           2006        2005
                                                       ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of period                       4,974,715    4,896,412
   10% common stock dividend                              497,299           --
   Issuance of common stock                                12,310       12,625
                                                       ----------   ----------
      BALANCE END OF PERIOD                             5,484,324    4,909,037
                                                       ==========   ==========
COMMON STOCK
   Balance at beginning of period                      $   72,296   $   66,908
   10% common stock dividend                                8,887           --
   Issuance of common stock                                   448          420
   Share-based payment awards under
      equity compensation plan                                117           --
                                                       ----------   ----------
      BALANCE END OF PERIOD                                81,748       67,328
RETAINED EARNINGS
   Balance at beginning of period                          10,112        6,590
   Net income                                               1,214        1,343
   10% common stock dividend                               (8,887)          --
   Cash dividends ($0.11 per share in 2006 and 2005)         (610)        (540)
                                                       ----------   ----------
      BALANCE END OF PERIOD                                 1,829        7,393
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of period                          (1,506)        (904)
   Other comprehensive loss                                  (253)      (1,379)
                                                       ----------   ----------
      BALANCE END OF PERIOD                                (1,759)      (2,283)
                                                       ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD         $   81,818   $   72,438
                                                       ==========   ==========

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

(dollars in thousands)

                                                           Three Months
                                                          Ended March 31
                                                         ---------------
                                                          2006     2005
                                                         ------   ------
INTEREST INCOME
   Loans, including fees                                 $8,167   $7,159
   Investment securities
      Taxable                                             1,078      831
      Nontaxable                                            649      576
   Federal funds sold and other                              74       62
                                                         ------   ------
            TOTAL INTEREST INCOME                         9,968    8,628
INTEREST EXPENSE
   Deposits                                               3,556    2,472
   Borrowings                                               506      293
                                                         ------   ------
            TOTAL INTEREST EXPENSE                        4,062    2,765
                                                         ------   ------
               NET INTEREST INCOME                        5,906    5,863
Provision for loan losses                                   167      210
                                                         ------   ------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    5,739    5,653
NONINTEREST INCOME
   Trust fees                                               214      183
   Service charges on deposit accounts                       77       34
   Other service charges and fees                           953      851
   Gain on sale of mortgage loans                            57       76
   Title insurance revenue                                  474      503
   Other                                                    226      210
                                                         ------   ------
            TOTAL NONINTEREST INCOME                      2,001    1,857
NONINTEREST EXPENSES
   Compensation                                           3,529    3,338
   Occupancy                                                456      420
   Furniture and equipment                                  713      645
   Other                                                  1,610    1,454
                                                         ------   ------
            TOTAL NONINTEREST EXPENSES                    6,308    5,857
         INCOME BEFORE FEDERAL INCOME TAXES               1,432    1,653
Federal income taxes                                        218      310
                                                         ------   ------
               NET INCOME                                $1,214   $1,343
                                                         ======   ======
EARNINGS PER SHARE
   Basic                                                 $ 0.23   $ 0.25
                                                         ======   ======
   Diluted                                               $ 0.22   $ 0.25
                                                         ======   ======
Cash dividends per share                                 $ 0.11   $ 0.10
                                                         ======   ======

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(dollars in thousands)

                                                           Three Months
                                                          Ended March 31
                                                         ----------------
                                                          2006      2005
                                                         ------   -------
NET INCOME                                               $1,214   $ 1,343
Unrealized holding losses on investment securities
   arising during period                                   (383)   (2,090)
Income tax benefit related to other comprehensive loss      130       711
                                                         ------   -------
OTHER COMPREHENSIVE LOSS                                   (253)   (1,379)
                                                         ------   -------
   COMPREHENSIVE INCOME (LOSS)                           $  961   $   (36)
                                                         ======   =======

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in thousands)

                                                                Three Months Ended
                                                                    March 31
                                                               -------------------
                                                                 2006       2005
                                                               --------   --------
OPERATING ACTIVITIES
Net income                                                     $  1,214   $  1,343
Reconciliation of net income to cash provided by operations:
   Provision for loan losses                                        167        210
   Depreciation                                                     480        423
   Net amortization of investment securities                        209        280
   Amortization and impairment of mortgage servicing rights          34         24
   Increase in cash value of life insurance                        (100)       (91)
   Amortization of acquisition intangibles                           23         23
   Equity shares granted                                            117         --
Changes in operating assets and liabilities which (used)
   provided cash
   Loans held for sale                                              (87)     1,688
   Interest receivable                                               44       (292)
   Other assets                                                    (829)      (996)
   Escrow funds payable                                           3,925        348
   Accrued interest and other liabilities                        (1,061)      (283)
                                                               --------   --------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                4,136      2,677

INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                8,605      9,857
      Purchases                                                 (26,132)   (15,593)
   Net (increase) decrease in loans                              (1,774)     2,843
   Purchases of premises and equipment                             (695)      (695)
   Purchases of corporate owned life insurance policies            (499)        --
                                                               --------   --------
            NET CASH USED IN INVESTING ACTIVITIES               (20,495)    (3,588)

FINANCING ACTIVITIES
   Net decrease in noninterest bearing deposits                  (2,076)    (2,488)
   Net increase in interest bearing deposits                     26,314      1,595
   Net decrease in other borrowed funds                          (7,923)    (2,312)
   Cash dividends paid on common stock                             (610)      (540)
   Proceeds from the issuance of common stock                       448        420
                                                               --------   --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     16,153     (3,325)
                                                               --------   --------
DECREASE IN CASH AND CASH EQUIVELANTS                              (206)    (4,236)
Cash and cash equivelants at beginning of period                 30,825     20,760
                                                               --------   --------
            CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 30,619   $ 16,524
                                                               ========   ========

See notes to condensed consolidated financial statements.

                                IBT BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2005.

NOTE 2 IMPLEMENTATION OF NEW ACCOUNTING STANDARD

On January 1, 2006, the Corporation adopted Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity instruments issued. The adoption of this standard decreased earnings per share by $.01.

NOTE 3 COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation's Deferred Director fee plan.

Earnings per common share have been computed based on the following:

                                                        Three months ended
                                                             March 31
                                                      ---------------------
                                                         2006        2005
                                                      ---------   ---------
Average number of common shares outstanding           5,306,091   4,909,037*
Effect of shares in the Deferred Director fee plan      158,329          --
                                                      ---------   ---------
Average number of common shares outstanding used to
   calculate diluted earnings per common share        5,464,420   4,909,037
                                                      =========   =========

*    As adjusted for the 10% stock dividend paid February 15, 2006

NOTE 4 OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements in the Corporation's annual report for the year ended December 31, 2005. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. Summaries of selected financial information for the Corporation's reportable segments as of and for the three month periods ended March 31 follow:

(dollars in thousands)

                                Isabella                All Others
                                  Bank       Farmers    (Including
                               and Trust   State Bank     Parent)      Total
                               ---------   ----------   ----------   --------
Three Months Ended
MARCH 31, 2006
   Total assets                 $598,435    $136,378     $26,936     $761,749
   Interest income                 7,855       2,083          30        9,968
   Net interest income             4,541       1,306          59        5,906
   Provision for loan losses         118          49          --          167
   Net income (loss)               1,331         334        (451)       1,214

MARCH 31, 2005
   Total assets                  536,475     125,072      13,191      674,738
   Interest income                 6,749       1,858          21        8,628
   Net interest income             4,533       1,285          45        5,863
   Provision for loan losses         165          45          --          210
   Net income (loss)               1,263         340        (260)       1,343

NOTE 5 DEFINED BENEFIT PENSION PLAN

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

The Corporation used a January 1, 2006 measurement date for this pension plan.

The components of net periodic benefit cost related to the Corporation's administered plan for the three-month period ended March 31 were as follows:

                                              Pension Benefits
                                             ------------------
                                             Three months ended
                                                  March 31
                                             ------------------
                                                 2006    2005
                                                -----   -----
                                                 (thousands)
Components of net periodic benefit cost
   Service cost                                 $ 159   $ 140
   Interest cost                                  152     135
   Expected return on plan assets                (139)   (116)
   Amortization of prior service cost               5       5
   Amortization of net actuarial loss              58      50
                                                -----   -----
   Net periodic benefit cost                    $ 235   $ 214
                                                =====   =====

The Corporation contributed $750 and $232 to the pension plan during the three month periods ended March 31, 2006 and 2005, respectively. The Corporation expects to contribute approximately $1,128 to the plan by the end of 2006.

NOTE 6 - POTENTIAL BUSINESS ACQUISITION

On December 22, 2005, IBT Bancorp, Inc. signed a definitive agreement to acquire The Farwell State Savings Bank ("Farwell"). Farwell operates two banking offices in Clare County, Michigan and has total assets and stockholders' equity of approximately $89,100 and $13,600 as of December 31, 2005. The acquisition is expected to be completed by the issuance of a combination of IBT Bancorp, Inc. common stock and cash valued at approximately $38,063. Completion of the acquisition is subject to a number of contingencies including but not limited to regulatory approval.

NOTE 7 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also eliminates the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity's fiscal year that begins after September 15, 2006. The Corporation will adopt this statement as required, and adoption is not expected to have an impact on the Corporation's results of operations, financial condition or liquidity.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), "Accounting for Servicing of Financial Assets". This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective as of the beginning of a company's first fiscal year after September 15, 2006. The Corporation is currently in the process of analyzing the impact, if any, of SFAS No. 156.

In March 2006, the Financial Accounting Standards Board issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R (SFAS No. 132R), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS No. 132R proposed in the amendment include
1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and
4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment's requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefit pension plan would take effect for the years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Corporation is monitoring the proposed effects of SFAS No. 132R.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2005 annual report and with the unaudited condensed consolidated financial statements and notes, as set forth on pages 3 through 11 of this report.

CRITICAL ACCOUNTING POLICIES: A summary of the Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2005. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and carrying value of servicing assets to be its most critical accounting policies.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation's 2005 Annual Report and herein.

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

                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005

RESULTS OF OPERATIONS

The following table outlines the results of operations for the three month periods ended March 31, 2006 and 2005. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                 2006     2005
                                                ------   ------
INCOME STATEMENT DATA
   Net interest income                          $5,906   $5,863
   Provision for loan losses                       167      210
   Net income                                    1,214    1,343
PER SHARE DATA
   Earnings per share
      Basic                                     $ 0.23   $ 0.25
      Diluted                                     0.22     0.25
   Cash dividends per common share                0.11     0.10
RATIOS
   Average primary capital to average assets     11.69%   11.54%
   Net income to average assets                   0.65     0.78
   Net income to average equity                   5.97     7.31

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $238 in 2006 versus $262 in 2005. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

     (Continued on page 16)

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

                                                                     Three Months Ended
                                             -----------------------------------------------------------------
                                                      March 31, 2006                    March 31, 2005
                                             -------------------------------   -------------------------------
                                                           Tax       Average                 Tax       Average
                                              Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                              Balance    Interest      Rate     Balance    Interest      Rate
                                             --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                     $484,880     $ 8,167     6.74%    $451,977     $7,159      6.34%
   Taxable investment securities              116,760       1,078     3.69%     102,051        831      3.26%
   Non-taxable investment securities           71,658       1,029     5.74%      62,878        919      5.85%
   Federal funds sold                           1,492          16     4.29%       6,345         22      1.39%
   Other                                        5,184          58     4.48%       3,631         40      4.41%
                                             --------     -------     ----     --------     ------      ----
            Total earning assets              679,974      10,348     6.09%     626,882      8,971      5.72%
NON EARNING ASSETS:
   Allowance for loan losses                   (6,927)                           (6,498)
   Cash and due from banks                     29,289                            22,336
   Premises and equipment                      17,312                            19,621
   Accrued income and other assets             28,804                            23,504
                                             --------                          --------
               Total assets                  $748,452                          $685,845
                                             ========                          ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits          $106,751         376     1.41%    $106,314        255      0.96%
   Savings deposits                           157,011         593     1.51%     165,425        236      0.57%
   Time deposits                              269,211       2,587     3.84%     236,073      1,981      3.36%
   Other borrowed funds                        44,807         506     4.52%      29,598        293      3.96%
                                             --------     -------     ----     --------     ------      ----
      Total interest bearing liabilities      577,780       4,062     2.81%     537,410      2,765      2.06%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                             69,425                            64,337
   Other                                       19,882                            10,681
   Shareholders' equity                        81,365                            73,417
                                             --------                          --------
         Total liabilities and equity        $748,452                          $685,845
                                             ========                          ========
Net interest income (FTE)                                 $ 6,286                           $6,206
                                                          =======                           ======
                                                                      ----                              ----
Net yield on interest earning assets (FTE)                            3.70%                             3.96%
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

                                         Quarter Ended March 31, 2006
                                                  Compared to
                                                March 31, 2005
                                          Increase (Decrease) Due to
                                         ----------------------------
                                           Volume    Rate     Net
                                           ------   -----   ------
CHANGES IN INTEREST INCOME:
Loans                                       $539    $ 469   $1,008
Taxable investment securities                128      119      247
Nontaxable investment securities             127      (17)     110
Federal funds sold                           (26)      20       (6)
Other                                         17        1       18
                                            ----    -----   ------
   Total changes in interest income          785      592    1,377

Interest bearing demand deposits               1      120      121
Savings deposits                             (13)     370      357
Time deposits                                298      308      606
Other borrowings                             167       46      213
                                            ----    -----   ------
   Total changes in interest expense         453      844    1,297
                                            ----    -----   ------
   Net change in interest margin (FTE)      $332    $(252)  $   80
                                            ====    =====   ======

As shown in Tables number 1 and 2, when comparing the three month period ended March 31, 2006 to the same period in 2005, fully taxable equivalent (FTE) net interest income increased $80 or 1.29%. An increase of 8.47% in average interest earning assets provided $785 of FTE interest income. The growth in interest earning assets was primarily funded by an 18.20% increase in time deposits and other borrowings. The increase in interest bearing liabilities resulted in an increase in interest expense of $453. The overall change in volume resulted in $332 of additional net FTE interest income. The average FTE interest rate earned on assets increased by 0.37%, resulting in an increase in interest income of $592. The average rate paid on interest bearing liabilities increased by 0.75%, increasing interest expense by $844. The net change related to interest rates earned and paid was a $252 decrease in FTE net interest income.

The Corporation, as well as all other financial institutions, has been coping with an essentially flat yield curve since the third quarter of 2005. This flat yield curve has encouraged our customers to invest their funds in short term deposits and to borrow long term with fixed rate loans. This flat yield curve has provided the Corporation with little opportunity to earn additional interest income and has resulted in a 0.26% decrease in the Corporation's FTE net interest yield as a percentage of average earning asset since March 2005.

PROVISION FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 62.7% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.

Comparing the year to date period of March 31, 2006 to March 31, 2005, the provision for loan losses was decreased $43 to $167. The decrease in the provision for loan losses was a result of loans classified as nonperforming decreasing to 0.76% of loans as of March 31, 2006 as compared to 0.99% for March 31, 2005. Year to date 2006, the Corporation had net charge-offs of $119 in 2006 versus net recoveries of $3 in 2005. The Corporation's peer group, which includes 399 holding companies with assets between $500 million and $1.0 billion, had a nonperforming loans to total loans ratio of 0.46% as of December 31, 2005. As of March 31, 2006, the allowance for loan losses as a percentage of loans equaled 1.43%. In management's opinion, the allowance for loan losses is adequate as of March 31, 2006.

TABLE 3

IBT BANCORP, INC.

SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

                                                     Three Months Ended
                                                          March 31
                                                     ------------------
                                                       2006     2005
                                                      ------   ------
Allowance for loan losses - January 1                 $6,899   $6,444
   Loans charged off
      Commercial and agricultural                         74        2
      Real estate mortgage                                22        7
      Personal                                           107      103
                                                      ------   ------
               TOTAL LOANS CHARGED OFF                   203      112
Recoveries
   Commercial and agricultural                            11       64
   Real estate mortgage                                    6       --
   Personal                                               67       51
                                                      ------   ------
                  TOTAL RECOVERIES                        84      115
                                                      ------   ------
Net loans charged off (recovered)                        119       (3)
Provision charged to income                              167      210
                                                      ------   ------
            ALLOWANCE FOR LOAN LOSSES - MARCH 31      $6,947   $6,657
                                                      ======   ======
         ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS      1.43%    1.48%
                                                      ======   ======

NONPERFORMING LOANS

                                                March 31
                                          -------------------
                                            2006       2005
                                          --------   --------
Total amount of loans outstanding for
   the period                             $484,897   $450,052
Nonaccrual loans                             2,050      1,683
Accruing loans past due 90 days or more        935      2,101
Restructured loans                             720        682
                                          --------   --------
TOTAL                                     $  3,705   $  4,466
                                          ========   ========
LOANS CLASSIFIED AS NONPERFORMING AS A
   % OF OUTSTANDING LOANS                     0.76%      0.99%
                                          ========   ========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the following table:

                                                         Three Months Ended
                                               -------------------------------------
                                                   March 31
                                               ---------------
                                                2006      2005   $ Change   % Change
                                               ------   ------   --------   --------
Trust fees                                     $  214   $  183     $ 31       16.9%
Service charges on deposit accounts                77       34       43      126.5%
Other service charges and fees
   NSF and overdraft fees                         625      524      101       19.3%
   ATM and debit card fees                        122       99       23       23.2%
   Freddie Mac servicing fee                      156      154        2        1.3%
   All other                                       50       74      (24)     -32.4%
                                               ------   ------     ----      -----
      Total other service charges and fees        953      851      102       12.0%
                                               ------   ------     ----      -----
Gain on sale of mortgage loans                     57       76      (19)     -25.0%
Title insurance revenue                           474      503      (29)      -5.8%
Other
   Increase in cash value of corporate owned
      life insurance policies                     100       91        9        9.9%
   Brokerage and advisory fees                     54       44       10       22.7%
   All other                                       72       75       (3)      -4.0%
                                               ------   ------     ----      -----
      Total other                                 226      210       16        7.6%
                                               ------   ------     ----      -----
         TOTAL NONINTEREST INCOME              $2,001   $1,857     $144        7.8%
                                               ======   ======     ====      =====

Trust fees have steadily increased over the past few years. These increases have been driven by continued growth in the portfolio managed as well as the appreciation of trust assets. Management expects these increases to continue in the future.

Since the first quarter of 2005, the Corporation has made substantial efforts to increase noninterest income. To help achieve this goal, management increased various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. These increases are apparent when the first quarter of 2006 is compared to the same period in 2005. The Corporation is continuing to monitor its deposit account fees to ensure that they are comparable to those of competitive financial intuitions, and fair to customers.

The Corporation, through its Banks, has established a policy that all amortized fixed rate mortgage loans with maturities greater than 15 years will be sold. The gain on sale of these mortgage loans have steadily decreased, due to the increases in residential mortgage rates and the resulting decline in real estate loan sales. The calculation of gains on the sale of mortgages excludes at least 25 basis points allocated to the value of servicing rights on these loans. During the first three months of 2006, the Corporation sold $7,637 of mortgages as compared to $9,300 in mortgages for the same period in 2005. Management does not expect the gain on sale of mortgages to fluctuate significantly from current levels based on current market trends and the current and projected interest rate environment.

The increase in the cash value from corporate owned life insurance policies relates to policies that had a carrying value of $11,132 as of March 31, 2006, and were included in other assets. These policies earned an average rate of 3.59% and 3.56% during the three month periods ended March 31, 2006 and 2005, respectively. Due to their preferential tax treatment, these policies have a taxable equivalent rate of 5.44% and 5.40% as of March 31, 2006 and 2005, respectively. These policies are placed with five different insurance companies with an S & P rating of A- or better. The Corporation expects the increase in the cash values of these policies to continue to increase as new policies continue to be added and as the rates earned on these policies continue to increase.

NONINTEREST EXPENSES

Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are outlined in the following table:

                                                   Three Months Ended
                                         -------------------------------------
                                             March 31
                                         ---------------
                                          2006     2005    $ Change   % Change
                                         ------   ------   --------   --------
Compensation
   Leased employee salaries              $2,463   $2,377     $ 86        3.6%
   Leased employee benefits               1,021      951       70        7.4%
   All other                                 45       10       35      350.0%
                                         ------   ------     ----      -----
         Total compensation               3,529    3,338      191        5.7%
                                         ------   ------     ----      -----
Occupancy
   Depreciation                             106       87       19       21.8%
   Utilities                                 94       80       14       17.5%
   All other                                256      253        3        1.2%
                                         ------   ------     ----      -----
         Total occupancy                    456      420       36        8.6%
                                         ------   ------     ----      -----
Furniture and equipment
   Depreciation                             374      335       39       11.6%
   Service contracts                        176      143       33       23.1%
   All other                                163      167       (4)      -2.4%
                                         ------   ------     ----      -----
         Total furniture and equipment      713      645       68       10.5%
                                         ------   ------     ----      -----
Other
   SOX compliance fees                      337      232      105       45.3%
   Audit fees                                74       65        9       13.8%
   Marketing                                153      144        9        6.3%
   All other                              1,046    1,013       33        3.3%
                                         ------   ------     ----      -----
      Other                               1,610    1,454      156       10.7%
                                         ------   ------     ----      -----
         TOTAL NONINTEREST EXPENSES      $6,308   $5,857     $451        7.7%
                                         ======   ======     ====      =====

Leased employee salaries expense has increased due to normal merit increases, and also due to the Corporation's growth in both size as well as complexity.

The increase in leased employee benefits is attributed to increases in costs related to the Corporation's defined benefit pension plan as well as health care expenses. Management is looking for ways to decrease its expenses related to leased employee benefits.

The Corporation continues to struggle with the costs associated with complying with the Sarbanes-Oxley Act of 2002 (SOX). The costs associated with compliance extend beyond the continued increases in SOX compliance fees and audit fees into other areas including compensation expense. Management is continually analyzing ways to minimize the adverse financial statement impact of SOX compliance through the streamlining of the Corporation's operations.

The increases in depreciation and service contracts expense is a reflection of the Corporation reinvesting in its technological infrastructure. This constant reinvestment helps the Corporation maintain a competitive edge in an ever changing marketplace.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

                                               March 31   December 31                 % Change
                                                 2006         2005      $ Change   (unannualized)
                                               --------   -----------   --------   --------------
ASSETS
   Cash and demand deposits due from banks     $ 30,619    $ 30,825     $  (206)        -0.67%
   Securities                                   200,341     183,406      16,935          9.23%
   Mortgage loans available for sale                831         744          87         11.69%
   Loans                                        484,897     483,242       1,655          0.34%
   Allowance for loan losses                     (6,947)     (6,899)        (48)         0.70%
   Other assets                                  52,008      50,336       1,672          3.32%
                                               --------    --------     -------        ------
      TOTAL ASSETS                             $761,749    $741,654     $20,095          2.71%
                                               ========    ========     =======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                                 $616,716    $592,478     $24,238          4.09%
      Other borrowed funds                       44,242      52,165      (7,923)       -15.19%
      Escrow funds payable                       13,748       9,823       3,925         39.96%
      Accrued interest and other liabilities      5,225       6,286      (1,061)       -16.88%
                                               --------    --------     -------        ------
      TOTAL LIABILITIES                         679,931     660,752      19,179          2.90%
   SHAREHOLDERS' EQUITY                          81,818      80,902         916          1.13%
                                               --------    --------     -------        ------
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                  $761,749    $741,654     $20,095          2.71%
                                               ========    ========     =======        ======

The first quarter is typically slow for loan growth, and the first three months of 2006 have been no exception. However, management does anticipate a substantial increase in loans over the next nine months. The majority of this growth is anticipated to come in the form of commercial loans. The Corporation's goal is to increase 2006 average assets 8.00% over 2005.

Deposit growth during the first three months of 2006 was fairly strong. These increases enabled the Corporation to reduce borrowed funds and increase investment securities. This transfer is typically beneficial to the bottom line as deposits are traditionally less costly than other borrowed funds. The growth in deposits was primarily in certificates of deposit (CD's). This increase can be attributed to substantial increases in traditional CD's, internet based CD's, and brokered CD's. Management is constantly monitoring deposit account balances in an effort to maintain and increase our current customer base. Management does realize that as consumers regain confidence in stocks and mutual funds these deposits will become more difficult to retain. However, management is constantly performing market analyses to help ensure that the Corporation's products remain attractive to consumers. Management anticipates that the securities balance will not increase significantly over the remainder of 2006.

The Corporation observed a substantial increase in escrow funds payable during the first three months of 2006. This increase can be attributed to additional funds placed in 1031 exchange accounts at IBT Title and Insurance Company (IBT Title). While the Corporation has seen substantial increases in the past 6 months, management does not anticipate this growth trend to continue. In fact, it is likely that these escrow funds payable will decrease throughout the year as the funds are reinvested by IBT Title's customers.

The decrease in accrued interest and other liabilities can primarily be attributed to a decrease in Isabella Bank and Trust's IPS account. This account represents outstanding money orders and official checks written by Isabella Bank and Trust and the balance can fluctuate significantly from period to period.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of March 31, 2006, cash and cash equivalents as a percentage of total assets equaled 4.02%, versus 4.16% as of December 31, 2005. During the first three months of 2006, $4,136 in net cash was provided from operations and $16,153 was provided from financing activities. Investing activities used $20,495. The accumulated effect of the Corporation's operating, investing and financing activities was a $206 decrease in cash and cash equivalents during the first three months of 2006.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $200,341 as of March 31, 2006 and $183,406 as of December 31, 2005. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive loss; and increased $917 since December 31, 2005. Accumulated other comprehensive loss increased $253 due to unrealized losses in available-for-sale securities during 2006.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less unamortized acquisition intangibles, was 11.48% as of March 31, 2006.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of March 31, 2006:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                        IBT Bancorp
                       March 31, 2006
                     -----------------
                     Required   Actual
                     --------   ------
Equity Capital         4.00%    15.90%
Secondary Capital*     4.00%     1.25%
                       ----     -----
Total Capital          8.00%    17.15%
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

Commitments to extend credit, which totaled $92,985 at March 31, 2006, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2006, the Corporation had a total of $1,571 in outstanding standby letters of credit.

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

Isabella Bank and Trust (IB&T), a subsidiary of the Corporation, sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. IB&T periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of March 31, 2006 were $1,526.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. The Corporation does have a significant amount of loans extended to borrowers involved in agricultural production. Cash flow and ability to service debt of such customers is largely dependent on growing conditions and the commodity prices for corn, soybeans, sugar beets, milk, beef and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The Corporation uses several techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates, for residential mortgages the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits are estimated based on historical experience. Time deposits have penalties which discourage early withdrawals.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2006. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

(dollars in thousands)

                                                                       March 31, 2006
                                          ------------------------------------------------------------------------   Fair Value
                                            2007       2008      2009      2010      2011    Thereafter     Total     03/31/06
                                          --------   -------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets          $  1,101   $    --   $    --   $    --   $    --     $    --    $  1,101    $  1,101
      Average interest rates                  1.56%       --        --        --        --          --        1.56%
   Fixed interest rate securities         $ 69,404   $44,886   $26,435   $13,272   $12,397     $33,947    $200,341    $200,341
      Average interest rates                  4.22%     3.43%     3.70%     3.94%     3.91%       3.48%       3.81%
   Fixed interest rate loans              $101,262   $74,880   $74,874   $56,264   $64,312     $28,612    $400,204    $402,044
      Average interest rates                  6.21%     6.19%     6.20%     6.02%     6.62%       6.06%       6.23%
   Variable interest rate loans           $ 43,600   $16,232   $16,703   $ 4,623   $ 2,880     $   655    $ 84,693    $ 84,693
      Average interest rates                  8.86%     8.49%     6.44%     8.06%     8.26%       8.68%       8.25%

Rate sensitive liabilities
   Borrowed funds                         $  9,343   $ 5,000   $ 7,613   $ 1,000   $ 8,286     $13,000    $ 44,242    $ 44,321
      Average interest rates                  4.39%     3.72%     4.34%     4.19%     5.11%       4.84%       4.57%
   Savings and NOW accounts               $101,735   $69,736   $67,233   $21,109   $ 5,658     $    --    $265,471    $265,471
      Average interest rates                  2.88%     0.98%     0.70%     0.64%     0.76%                     --        1.61%
   Fixed interest rate time deposits      $164,310   $48,271   $26,842   $20,192   $18,149     $   361    $278,125    $277,250
      Average interest rates                  3.97%     4.12%     3.86%     4.04%     4.42%       4.69%       4.02%
   Variable interest rate time deposits   $    923   $   433   $     1   $    --   $    --     $    --    $  1,357    $  1,357
      Average interest rates                  3.73%     3.73%     3.73%                 --          --          --        3.73%

Quantitative Disclosures of Market Risk

(dollars in thousands)

                                                                       March 31, 2005
                                          ------------------------------------------------------------------------   Fair Value
                                            2006       2007      2008      2009      2010    Thereafter     Total     03/31/05
                                          --------   -------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets          $    705   $    --   $    --   $    --   $    --    $    --     $    705    $    705
      Average interest rates                  2.80%       --        --        --        --         --         2.80%
   Fixed interest rate securities         $ 34,463   $38,300   $33,079   $16,352   $10,191    $33,537     $165,922    $165,926
      Average interest rates                  3.71%     3.23%     3.27%     3.42%     3.81%      3.50%        3.45%
   Fixed interest rate loans              $ 93,752   $76,824   $69,530   $49,723   $48,526    $22,329     $360,684    $379,713
      Average interest rates                  6.38%     5.97%     6.08%     5.87%     5.97%      5.18%        6.04%
   Variable interest rate loans           $ 66,631   $ 4,934   $ 9,245   $ 5,529   $ 1,709    $ 1,320     $ 89,368    $ 89,368
      Average interest rates                  6.68%     7.72%     6.93%     6.76%     6.80%      9.16%        6.81%

Rate sensitive liabilities
   Borrowed funds                         $  8,693   $ 3,000   $ 4,165   $ 2,500   $ 6,000    $ 4,312     $ 28,670    $ 28,854
      Average interest rates                  3.86%     3.31%     3.65%     3.45%     4.51%      5.82%        4.17%
   Savings and NOW accounts               $ 69,697   $52,666   $68,098   $35,347   $33,185    $ 3,953     $262,946    $262,946
      Average interest rates                  1.21%     0.60%     0.53%     0.35%     0.98%      0.55%        0.76%
   Fixed interest rate time deposits      $126,525   $42,684   $33,980   $16,918   $13,565    $ 1,779     $235,451    $234,603
      Average interest rates                  3.18%     3.95%     3.89%     3.40%     3.67%      4.28%        3.47%
   Variable interest rate time deposits   $    796   $   537   $     5   $    --   $    --    $    --     $  1,338    $  1,338
      Average interest rates                  2.55%     2.55%     2.55%       --        --         --         2.55%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2006, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, no change occurred in the Corporation's internal control over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

THERE HAVE BEEN NO MATERIAL CHANGES TO THE FACTORS DISCLOSED IN ITEM 1A. RISK FACTORS IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)  NONE

(B)  NONE

(C)  REPURCHASES OF COMMON STOCK

In October 2002, the Corporation's Board of Directors authorized the repurchase of up to $2 million of the Corporation's common stock. This authorization does not have an expiration date. Based on repurchases since October 2002, the Corporation is currently able to repurchase up to $1.7 million of its common stock or 38,636 shares under the repurchase authorization. The following table provides information as of March 31, 2006, with respect to this plan:

                               Shares Repurchased
                             ----------------------     Maximum Shares That
                                      Average Price   May Be Purchased Under
(Dollars in thousands)       Number     Per Share      the Plans or Programs
                             ------   -------------   ----------------------
Balance, December 31, 2005                                    38,636
   January 1 - 31, 2006        --          $--                    --
   February 1 - 28, 2006       --           --                    --
   March 1 - 31, 2006          --           --                    --
                              ---          ---                ------
Balance March 31, 2006         --          $--                38,636
                              ===          ===                ======

ITEM 6 - EXHIBITS

     (a)  Exhibits

     The following exhibits are filed as part of this report:

3(a)     Amended Articles of Incorporation (1)
3(b)     Amendment to the Articles of Incorporation (2)
3(c)     Amendment to the Articles of Incorporation (4)
3(d)     Amendment to the Articles of Incorporation (4)
3(e)     Amended Bylaws (7)
10(a)*   Isabella Bank & Trust Executive Supplemental Income Agreement (2)
10(b)*   Isabella Bank & Trust Deferred Compensation Plan (3)
10(c)*   IBT Bancorp, Inc. and Related Companies Deferred Compensation Plan for
         Directors (5)
10(d)*   Isabella Bank and Trust Death Benefit Only Agreement (6)
10(e)*   Ammendment to the IBT Bancorp, Inc. and Related Companies Deferred
         Compensation Plan for Directors (8)
10(f)*   The IBT Bancorp, Inc. and Related Companies Deferred Compensation Plan
         for Non-Employee Directors (9)

10(g)*   First amendment to the IBT Bancorp, Inc. and Related Companies Deferred
         Compensation Plan for Non-Employee Directors (10)

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

8) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 8-K dated March 10, 2006, and incorporated herein by reference.

9) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 8-K dated December 19, 2005, and incorporated herein by reference.

10) Previously filed as an Exhibit to the IBT Bancorp, Inc. Form 8-K dated March 28, 2006, and incorporated herein by reference.

*    Management contract or compensatory plan or arrangement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IBT Bancorp, Inc.


Date: April 27, 2006                    /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner
                                        Chief Executive Officer


                                        /s/ Peggy L. Wheeler
                                        ----------------------------------------
                                        Peggy L. Wheeler
                                        Principal Financial Officer

                                 Exhibit Index

Exhibit No.                               Description
-----------                               -----------
31(a)         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 by the Principal Executive Officer

31(b)         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002 by the Principal Financial Officer

32            Section 1350 Certification of Principal Executive Officer and
              Principal Financial Officer