Form 10-Q
period 2006-06-30
IBT BANCORP INC /MI/
filed 2006-08-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2006

                                       or

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

Common Stock no par value, 5,491,252 as of July 18, 2006

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
                                                                    ------------
PART I  FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements                   3-11

   Item 2  Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                                    11-21

   Item 3  Quantitative and Qualitative
           Disclosures About Market Risk                                22-23

   Item 4  Controls and Procedures                                         24

PART II  OTHER INFORMATION

   Item 1A Risk Factors                                                    25

   Item 2  Unregistered Sales of Equity Securities and
           Use of Proceeds                                                 25

   Item 4  Submission of Matters to a Vote of
           Security Holders                                                25

   Item 6  Exhibits                                                        26

   Signatures                                                              27

   Exhibit 31(a)

   Exhibit 31(b)

   Exhibit 32

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                          June 30    December 31
(dollars in thousands)                                      2006        2005
                                                         ---------   -----------
ASSETS
   Cash and demand deposits due from banks                $ 30,168    $ 30,825
                                                          --------    --------
   Securities available for sale (amortized cost of
      $200,175 in 2006 and $185,688 in 2005)               196,537     183,406
Mortgage loans available for sale                            1,625         744
Loans
   Agricultural                                             49,243      49,424
   Commercial                                              197,189     179,541
   Personal                                                 27,055      28,026
   Residential real estate mortgage                        232,811     226,251
                                                          --------    --------
         TOTAL LOANS                                       506,298     483,242
Less allowance for loan losses                               7,041       6,899
                                                          --------    --------
         NET LOANS                                         499,257     476,343
Other assets                                                52,562      50,336
                                                          --------    --------
         TOTAL ASSETS                                     $780,149    $741,654
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                 $ 74,448    $ 73,839
      NOW accounts                                         101,182     104,251
      Certificates of deposit and other savings            329,820     328,780
      Certificates of deposit over $100,000                110,307      85,608
                                                          --------    --------
         TOTAL DEPOSITS                                    615,757     592,478
   Other borrowed funds                                     71,011      52,165
   Escrow funds payable                                      4,541       9,823
   Accrued interest and other liabilities                    5,714       6,286
                                                          --------    --------
         TOTAL LIABILITIES                                 697,023     660,752
   Shareholders' Equity
      Common stock -- no par value
         10,000,000 shares authorized; outstanding--
         5,491,252 in 2006 (4,974,715 in 2005)              82,507      72,296
      Retained earnings                                      3,020      10,112
      Accumulated other comprehensive loss                  (2,401)     (1,506)
                                                          --------    --------
         TOTAL SHAREHOLDERS' EQUITY                         83,126      80,902
                                                          --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $780,149    $741,654
                                                          ========    ========

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                                    Six Months Ended
                                                                        June 30
                                                                -----------------------
(dollars in thousands)                                             2006         2005
                                                                ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of period                                4,974,715    4,896,412
   10% common stock dividend                                       497,299           --
   Issuance of common stock                                         19,238       23,114
                                                                ----------   ----------
      BALANCE END OF PERIOD                                      5,491,252    4,919,526
                                                                ==========   ==========

COMMON STOCK
   Balance at beginning of period                               $   72,296   $   66,908
   10% common stock dividend                                         8,887           --
   Issuance of common stock                                          1,093          790
   Share-based payment awards under
      equity compensation plan                                         231           --
                                                                ----------   ----------
      BALANCE END OF PERIOD                                         82,507       67,698
                                                                ==========   ==========
RETAINED EARNINGS
   Balance at beginning of period                                   10,112        6,590
   Net income                                                        3,008        3,108
   10% common stock dividend                                        (8,887)          --
   Cash dividends ($0.22 per share in 2006 and $0.20 in 2005)       (1,213)      (1,080)
                                                                ----------   ----------
      BALANCE END OF PERIOD                                          3,020        8,618
                                                                ==========   ==========
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of period                                   (1,506)        (904)
   Other comprehensive loss                                           (895)        (425)
                                                                ----------   ----------
      BALANCE END OF PERIOD                                         (2,401)      (1,329)
                                                                ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD                  $   83,126   $   74,987
                                                                ==========   ==========

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                Three Months Ended    Six Months Ended
                                                                      June 30              June 30
                                                                ------------------   ------------------
(dollars in thousands)                                             2006     2005       2006       2005
                                                                 -------   ------    --------   -------
INTEREST INCOME
   Loans, including fees                                         $ 8,693   $7,464     $16,860   $14,623
   Investment securities
      Taxable                                                      1,242      852       2,320     1,683
      Nontaxable                                                     676      599       1,325     1,175
   Federal funds sold and other                                       64       68         138       130
                                                                 -------   ------     -------   -------
         TOTAL INTEREST INCOME                                    10,675    8,983      20,643    17,611
INTEREST EXPENSE
   Deposits                                                        3,893    2,699       7,449     5,171
   Borrowings                                                        633      365       1,139       658
                                                                 -------   ------     -------   -------
         TOTAL INTEREST EXPENSE                                    4,526    3,064       8,588     5,829
                                                                 -------   ------     -------   -------
         NET INTEREST INCOME                                       6,149    5,919      12,055    11,782
Provision for loan losses                                            216      109         383       319
                                                                 -------   ------     -------   -------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       5,933    5,810      11,672    11,463

NONINTEREST INCOME
   Trust fees                                                        217      199         431       382
   Service charges on deposit accounts                                75       83         152       117
   Other service charges and fees                                  1,084      911       2,037     1,762
   Gain on sale of mortgage loans                                     54       60         111       136
   Title insurance revenue                                           673      592       1,147     1,095
   Other                                                             233      254         459       464
                                                                 -------   ------     -------   -------
         TOTAL NONINTEREST INCOME                                  2,336    2,099       4,337     3,956

NONINTEREST EXPENSES
   Compensation                                                    3,484    3,413       7,013     6,751
   Occupancy                                                         412      375         868       795
   Furniture and equipment                                           723      666       1,436     1,311
   Other                                                           1,350    1,168       2,960     2,622
                                                                 -------   ------     -------   -------
         TOTAL NONINTEREST EXPENSES                                5,969    5,622      12,277    11,479

         INCOME BEFORE FEDERAL INCOME TAXES                        2,300    2,287       3,732     3,940
Federal income taxes                                                 506      522         724       832
                                                                 -------   ------     -------   -------
         NET INCOME                                              $ 1,794   $1,765     $ 3,008   $ 3,108
                                                                 =======   ======     =======   =======

EARNINGS PER SHARE
   Basic                                                         $  0.33   $ 0.33     $  0.55   $  0.58
                                                                 =======   ======     =======   =======
   Diluted                                                       $  0.32   $ 0.33     $  0.53   $  0.58
                                                                 =======   ======     =======   =======

Cash dividends per share                                         $  0.11   $ 0.10     $  0.22   $  0.20
                                                                 =======   ======     =======   =======

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                                 Three Months Ended    Six Months Ended
                                                                       June 30             June 30
                                                                 ------------------   -----------------
(dollars in thousands)                                             2006      2005       2006      2005
                                                                 -------   --------   -------   -------
NET INCOME                                                       $ 1,794    $1,765    $ 3,008   $3,108
Other comprehensive (loss) income before income taxes:
   Unrealized holding (losses) gains on available-for-sale
      investment securities arising during the period             (1,076)    1,449     (1,459)    (641)
   Reclassification adjustment for net realized losses (gains)
      included in net income                                         103        (2)       103       (2)
                                                                 -------    ------    -------   ------
Other comprehensive (loss) income before income taxes               (973)    1,447     (1,356)    (643)
Income tax benefit (expense) related to other comprehensive
   (loss) income                                                     331      (493)       461      218
                                                                 -------    ------    -------   ------
OTHER COMPREHENSIVE (LOSS) INCOME                                   (642)      954       (895)    (425)
                                                                 -------    ------    -------   ------
         COMPREHENSIVE INCOME                                    $ 1,152    $2,719    $ 2,113   $2,683
                                                                 =======    ======    =======   =====

See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30
                                                                         -------------------
(dollars in thousands)                                                     2006       2005
                                                                         --------   --------
OPERATING ACTIVITIES
Net income                                                               $  3,008   $  3,108
Reconciliation of net income to cash (used in) provided by operations:
   Provision for loan losses                                                  383        319
   Depreciation                                                               920        860
   Net amortization of investment securities                                  404        523
   Realized loss (gain) on sale of investment securities                      103         (2)
   Amortization and impairment of mortgage servicing rights                    81         70
   Increase in cash value of life insurance                                  (204)      (180)
   Amortization of acquisition intangibles                                     47         47
   Equity shares granted                                                      231         --
Changes in operating assets and liabilities which (used) provided cash
   Mortgage loans available for sale                                         (881)       559
   Interest receivable                                                        162        278
   Other assets                                                              (422)      (288)
   Escrow funds payable                                                    (5,282)     1,582
   Accrued interest and other liabilities                                    (572)       478
                                                                         --------   --------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (2,022)     7,354
INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                         28,654     23,876
      Purchases                                                           (43,648)   (32,219)
   Net increase in loans                                                  (23,297)   (10,780)
   Purchases of premises and equipment                                     (1,225)    (1,235)
   Purchases of corporate owned life insurance policies                      (499)        --
   Acquisition of title office                                               (400)        --
                                                                         --------   --------
         NET CASH USED IN INVESTING ACTIVITIES                            (40,415)   (20,358)
FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits                               609      3,162
   Net increase in interest bearing deposits                               22,670      3,408
   Net increase in other borrowed funds                                    18,846      6,969
   Cash dividends paid on common stock                                     (1,213)    (1,080)
   Proceeds from the issuance of common stock                                 868        790
                                                                         --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                         41,780     13,249
                                                                         --------   --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVELANTS                             (657)       245
Cash and cash equivelants at beginning of period                           30,825     20,760
                                                                         --------   --------
         CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 30,168   $ 21,005
                                                                         ========   ========

See notes to condensed consolidated financial statements.

                                IBT BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2005.

NOTE 2 - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

On January 1, 2006, the Corporation adopted Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" (SFAS No. 123R). This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity instruments issued. The adoption of this standard decreased earnings per share by $.01 and $.02 for the three month and six month periods ended June 30, 2006, respectively.

NOTE 3 - COMPUTATION OF EARNINGS PER SHARE

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

Earnings per common share have been computed based on the following:

                                                        Three months ended       Six months ended
                                                             June 30                 June 30
                                                      ---------------------   ---------------------
                                                         2006        2005        2006        2005
                                                      ---------   ---------   ---------   ---------
Average number of common shares outstanding*          5,489,968   5,393,300   5,487,677   5,400,188
Effect of shares in the Deferred Director fee plan*     164,398          --     161,390          --
                                                      ---------   ---------   ---------   ---------
Average number of common shares outstanding used to
   calculate diluted earnings per common share        5,654,366   5,393,300   5,649,067   5,400,188
                                                      =========   =========   =========   =========

*    As adjusted for the 10% stock dividend paid February 15, 2006

NOTE 4 - OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements in the Corporation's annual report for the year ended December 31, 2005. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. Summaries of selected financial information for the Corporation's reportable segments as of and for the three and six month periods ended June 30 follow:

(dollars in thousands)

                                                            All Others
                               Isabella Bank     Farmers    (Including
Three Months Ended               and Trust     State Bank    Parent)       Total
------------------             -------------   ----------   ----------   --------
JUNE 30, 2006
   Total assets                   $628,930      $137,669     $13,550     $780,149
   Interest income                   8,453         2,192          30       10,675
   Net interest income               4,735         1,350          64        6,149
   Provision for loan losses           169            47          --          216
   Net income (loss)                 1,579           387        (172)       1,794

JUNE 30, 2005
   Total assets                    555,424       127,177      13,425      696,026
   Interest income                   7,007         1,934          42        8,983
   Net interest income               4,556         1,316          47        5,919
   Provision for loan losses            64            45          --          109
   Net income (loss)                 1,463           363         (61)       1,765

                                                            All Others
                               Isabella Bank     Farmers    (Including
Six Months Ended                 and Trust     State Bank     Parent)      Total
----------------               -------------   ----------   ----------   --------
JUNE 30, 2006
   Total assets                   $628,930      $137,669     $13,550     $780,149
   Interest income                  16,308         4,275          60       20,643
   Net interest income               9,276         2,656         123       12,055
   Provision for loan losses           287            96          --          383
   Net income (loss)                 2,910           721        (623)       3,008

JUNE 30, 2005
   Total assets                    555,424       127,177      13,425      696,026
   Interest income                  13,771         3,790          50       17,611
   Net interest income               9,102         2,598          82       11,782
   Provision for loan losses           229            90          --          319
   Net income (loss)                 2,726           703        (321)       3,108

NOTE 5 - DEFINED BENEFIT PENSION PLAN

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

The components of net periodic benefit cost related to the Corporation's administered plan for the three-month period ended June 30 were as follows:

                                                     Pension Benefits
                                          -------------------------------------
                                          Three months ended   Six months ended
                                                June 30             June 30
                                          ------------------   ----------------
                                            2006      2005       2006     2005
                                          --------   -------   -------   ------
                                                       (thousands)
Components of net periodic benefit cost
   Service cost                            $ 159      $ 137     $ 319    $ 274
   Interest cost                             152        135       304      270
   Expected return on plan assets           (139)      (116)     (278)    (232)
   Amortization of prior service cost          5          5         9        9
   Amortization of net actuarial loss         58         50       116      101
                                           -----      -----     -----    -----
   Net periodic benefit cost               $ 235      $ 211     $ 470    $ 422
                                           =====      =====     =====    =====

The Corporation contributed $1,128 and $232 to the pension plan during the six month periods ended June 30, 2006 and 2005, respectively. The Corporation does not expect to make additional contributions to the plan during 2006.

NOTE 6 - BUSINESS COMBINATION

On June 30, 2006, the Corporation's subsidiary IBT Title and Insurance Agency, Inc. completed the purchase of the Grayling, Michigan assets of Heart of the North, Inc. through the Agency's wholly-owned subsidiary, Milltown Title, LLC. The acquisition was accounted for as a purchase according to the provisions of SFAS No. 141. The purchase price was $625, which was funded through the issuance of $225 (5,114 shares) of IBT Bancorp stock and $400 cash. The purchase price was allocated $10 to premises and equipment, $475 to goodwill, $15 to title files, and $125 to other assets. This purchase is part of the Corporation's strategic intent to expand its title services to new markets.

NOTE 7 - POTENTIAL BUSINESS ACQUISITION

On December 22, 2005, IBT Bancorp, Inc. signed a definitive agreement (the "Agreement") to acquire The Farwell State Savings Bank ("Farwell"). Farwell operates two banking offices in Clare County, Michigan and had total assets and stockholders' equity of approximately $89,100 and $13,600 as of December 31, 2005. The Agreement was amended and restated effective May 2, 2006 to provide for the merger of Farwell with and into Farmers State Bank of Breckenridge, a wholly owned subsidiary of IBT. The acquisition is expected to be completed by the issuance of a combination of IBT Bancorp, Inc. common stock and cash valued at approximately $38,063. Completion of the acquisition is subject to a number of contingencies including but not limited to regulatory approval.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board issued an exposure draft that seeks to make improvements to Statement of Financial Accounting Standards No. 132R (SFAS No. 132R), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". The proposed amendment would not alter the basic approach to measuring plan assets, benefit obligations, or net periodic benefit cost (expense). Major changes to SFAS No. 132R proposed in the amendment include
1) the recognition of an asset or liability for the overfunded or underfunded status of a defined benefit plan, 2) the recognition of actuarial gains and losses and prior service costs and credits in other comprehensive income, 3) measurement of plan assets and benefit obligations as of the employer's balance sheet date, rather than at interim measurement dates as currently allowed, and
4) disclosure of additional information concerning actuarial gains and losses and prior service costs and credits recognized in other comprehensive income. The amendment's requirement for public companies to recognize on their balance sheet the asset or liability associated with the overfunded or underfunded status of a defined benefit pension plan would take effect for the years ending after December 15, 2006. Companies would be required to synchronize their measurement dates to the end of their fiscal years beginning after December 31, 2006. The Corporation is monitoring the proposed effects of SFAS No. 132R, which, if issued in its present form, is expected to reduce shareholders' equity in recognition of the underfunded status of our plan by approximately $1,300, based on the December 31, 2005 valuation date.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions, which seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with FASB Statement No. 109, Accounting for Income Taxes. Specifically, the Interpretation requires that a tax position meet a "more likely than not recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Interpretation also contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The effective date of the Interpretation is the quarter beginning January 1, 2007. The Corporation has not began to assess the impact of the new pronouncement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2005 annual report and with the unaudited condensed consolidated financial statements and notes, as set forth on pages 3 through 10 of this report.

CRITICAL ACCOUNTING POLICIES: A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2005. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and carrying value of servicing assets to be its most critical accounting policies.

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

RESULTS OF OPERATIONS

The following table outlines the results of operations for the periods ended June 30, 2006 and 2005. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.

SUMMARY OF SELECTED FINANCIAL DATA

                                                 Three Months        Six Months
                                                Ended June 30      Ended June 30
                                               ---------------   -----------------
(Dollars in thousands except per share data)    2006     2005      2006      2005
                                               ------   ------   -------   -------
INCOME STATEMENT DATA
   Net interest income                         $6,149   $5,919   $12,055   $11,782
   Provision for loan losses                      216      109       383       319
   Net income                                   1,794    1,765     3,008     3,108
PER SHARE DATA
   Earnings per share
      Basic                                    $ 0.33   $ 0.33   $  0.55   $  0.58
      Diluted                                    0.32     0.33      0.53      0.58
   Cash dividends per common share               0.11     0.10      0.22      0.20
RATIOS
   Average primary capital to average assets    11.70%   11.62%    11.69%    11.60%
   Net income to average assets                  0.94     1.02      0.80      0.90
   Net income to average equity                  8.62     9.48      7.31      8.40

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $318 and $556 in the three and six month periods ended June 30, 2006, respectively, as compared to $305 and $567 during the same periods in 2005. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

     (Continued on page 15)

TABLE 1 - AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
Results for the three months ended June 30, 2006 and June 30, 2005.

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

                                                                    Three Months Ended
                                             -----------------------------------------------------------------
                                                      June 30, 2006                     June 30, 2005
                                             -------------------------------   -------------------------------
                                                            Tax      Average                  Tax      Average
                                              Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                              Balance    Interest      Rate     Balance    Interest      Rate
                                             --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                     $495,276     $ 8,693     7.02%    $457,257     $7,464      6.53%
   Taxable investment securities              124,605       1,242     3.99%     106,189        852      3.21%
   Non-taxable investment securities           74,617       1,070     5.74%      62,693        954      6.09%
   Federal funds sold                             392           5     5.10%       3,786         25      2.64%
   Other                                        4,921          59     4.80%       3,538         43      4.86%
                                             --------     -------     ----     --------     ------      ----
         Total earning assets                 699,811      11,069     6.33%     633,463      9,338      5.90%
NON EARNING ASSETS:
   Allowance for loan losses                   (6,942)                           (6,654)
   Cash and due from banks                     25,512                            21,297
   Premises and equipment                      17,292                            18,985
   Accrued income and other assets             28,492                            24,698
                                             --------                          --------
         Total assets                        $764,165                          $691,789
                                             ========                          ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits          $101,157         366     1.45%    $102,876        217      0.84%
   Savings deposits                           155,204         630     1.62%     157,383        361      0.92%
   Time deposits                              283,918       2,897     4.08%     240,312      2,121      3.53%
   Other borrowed funds                        53,629         633     4.72%      35,179        365      4.15%
                                             --------     -------     ----     --------     ------      ----
      Total interest bearing liabilities      593,908       4,526     3.05%     535,750      3,064      2.29%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                             69,902                            69,810
   Other                                       17,071                            11,735
   Shareholders' equity                        83,284                            74,494
                                             --------                          --------
         Total liabilities and equity        $764,165                          $691,789
                                             ========                          ========
Net interest income (FTE)                                 $ 6,543                           $6,274
                                                          =======                           ======
                                                                      ----                              ----
Net yield on interest earning assets (FTE)                            3.74%                             3.96%
                                                                      ====                              ====

TABLE 2 - AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

Results for the six months ended June 30, 2006 and June 30, 2005.

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

                                                                    Six Months Ended
                                           -----------------------------------------------------------------
                                                    June 30, 2006                     June 30, 2005
                                           -------------------------------   -------------------------------
                                                          Tax      Average                 Tax       Average
                                            Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                            Balance    Interest     Rate      Balance    Interest      Rate
                                           --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                   $490,078     $16,860     6.88%    $454,619     $14,623     6.43%
   Taxable investment securities            120,683       2,320     3.84%     105,494       1,683     3.19%
   Non-taxable investment securities         73,138       2,100     5.74%      61,415       1,873     6.10%
   Federal funds sold                           942          21     4.46%       4,254          53     2.49%
   Other                                      5,053         117     4.63%       3,486          77     4.42%
                                           --------     -------     ----     --------     -------     ----
      Total earning assets                  689,894      21,418     6.21%     629,268      18,309     5.82%

NON EARNING ASSETS:
   Allowance for loan losses                 (6,935)                           (6,576)
   Cash and due from banks                   27,402                            21,676
   Premises and equipment                    17,302                            18,850
   Accrued income and other assets           28,648                            24,819
                                           --------                          --------
      Total assets                         $756,311                          $688,037
                                           ========                          ========

INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits        $103,954         742     1.43%    $104,594         419     0.80%
   Savings deposits                         156,108       1,223     1.57%     160,964         651     0.81%
   Time deposits                            276,565       5,484     3.97%     238,195       4,101     3.44%
   Other borrowed funds                      49,218       1,139     4.63%      31,613         658     4.16%
                                           --------     -------     ----     --------     -------     ----
      Total interest bearing liabilities    585,845       8,588     2.93%     535,366       5,829     2.18%

NONINTEREST BEARING LIABILITIES:
   Demand deposits                           69,664                            67,425
   Other                                     18,477                            11,247
   Shareholders' equity                      82,325                            73,999
                                           --------                          --------
      Total liabilities and equity         $756,311                          $688,037
                                           ========                          ========
Net interest income (FTE)                               $12,830                           $12,480
                                                        =======                           =======
Net yield on interest earning                                       ----                              ----
  assets (FTE)                                                      3.72%                             3.97%
                                                                    ====                              ====

TABLE 3 - VOLUME AND RATE VARIANCE ANALYSIS

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

                                              Three Months Ended          Six Months Ended
                                           June 30, 2006 compared to  June 30, 2006 compared to
                                                 June 30, 2005              June 30, 2005
                                          Increase (Decrease) Due to  Increase (Decrease) Due to
                                          --------------------------  --------------------------
                                            Volume   Rate     Net     Volume    Rate      Net
                                            ------   ----   -------   ------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                     $645    $584   $1,229    $1,182   $1,055   $2,237
   Taxable investment securities              163     227      390       263      374      637
   Nontaxable investment securities           174     (58)     116       342     (115)     227
   Federal funds sold                         (33)     13      (20)      (57)      25      (32)
   Other                                       17      (1)      16        36        4       40
                                             ----    ----   ------    ------   ------   ------
      Total changes in interest income        966     765    1,731     1,766    1,343    3,109

   Interest bearing demand deposits            (4)    153      149        (3)     326      323
   Savings deposits                            (5)    274      269       (20)     592      572
   Time deposits                              417     359      776       712      671    1,383
   Other borrowings                           212      56      268       401       80      481
                                             ----    ----   ------    ------   ------   ------
      Total changes in interest expense       620     842    1,462     1,090    1,669    2,759
                                             ----    ----   ------    ------   ------   ------
      Net change in interest margin (FTE)    $346    $(77)  $  269    $  676   $ (326)  $  350
                                             ====    ====   ======    ======   ======   ======

NET INTEREST INCOME, CONTINUED

As shown in Table 1, net interest income, on a fully taxable equivalent (FTE) basis, was $6,543 for the three months ended June 30, 2006 compared to $6,274 for the same period in 2005, an increase of $269 or 4.29%. This increase was primarily the result of a 10.47% increase in earning assets, which was funded by a 10.86% increase in interest bearing liabilities. As shown in Table 3, these changes in volume provided the Corporation with an additional $346 of FTE net interest income. This $346 increase, however, was offset by a 0.22% decrease in the FTE net yield on interest earning assets, which resulted in a $77 decrease in FTE net interest income. This 0.22% decrease in FTE rate was a result of the average rate earned on interest earning assets rising slower than those paid on interest bearing liabilities.

As shown in Table 2, net interest income, on a fully taxable equivalent (FTE) basis, was $12,830 for the six months ended June 30, 2006 compared to $12,480 for the same period in 2005, an increase of $350 or 2.80%. This increase was primarily the result of a 9.63% increase in earning assets, which was funded by a 9.43% increase in interest bearing liabilities. As shown in Table 3, these changes in volume provided the Corporation with an additional $676 of FTE net interest income. This $676 increase, however, was offset by a 0.25% decrease in the FTE net yield on interest earning assets, which resulted in a $326 decrease in FTE net interest income. This 0.25% decrease in FTE rate was a result of the average rate earned on interest earning assets rising slower than those paid on interest bearing liabilities.

Management expects the high level of competition for funding to continue for the remainder of the year, which will result in further tightening of the Corporation's interest rate margins. However, the Corporation does anticipate that projected increases in interest earning assets will continue to be strong enough to overshadow the tightening interest rate margins and result in continued increases in net interest margin.

ALLOWANCE FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 64.0% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation's charge off and recovery activity for the six month periods ended June 30, 2006 and 2005.

The table also compares the Corporation's allowance for loan loss as a percent of loans and loans classified as nonperforming as a percent of outstanding loans to its peer group. The Corporation's peer group includes 406 holding companies with assets between $500 million and $1.0 billion. In management's opinion, the allowance for loan losses is adequate as of June 30, 2006.

                                                 Six Months Ended
                                                     June 30
                                               -------------------
                                                 2006       2005
                                               --------   --------
Allowance for loan losses - January 1           $6,899     $6,444
   Loans charged off
      Commercial and agricultural                  103          8
      Real estate mortgage                         181         22
      Personal                                     171        170
                                                ------     ------
         TOTAL LOANS CHARGED OFF                   455        200
   Recoveries
      Commercial and agricultural                   76         18
      Real estate mortgage                          15         65
      Personal                                     123         94
                                                ------     ------
         TOTAL RECOVERIES                          214        177
                                                ------     ------
   Net loans charged off                           241         23
   Provision charged to income                     383        319
                                                ------     ------
         ALLOWANCE FOR LOAN LOSSES - JUNE 30    $7,041     $6,740
                                                ======     ======
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS         1.39%      1.45%
                                                ======     ======
PEER GROUP (AS OF MARCH 31, 2006 AND 2005)        1.21%      1.26%
                                                ======     ======

                                                      June 30
                                               -------------------
                                                 2006       2005
                                               --------   --------
NONPERFORMING LOANS

Total amount of loans outstanding at June 30   $506,298   $463,652

Nonaccrual loans                                  1,874      1,168
Accruing loans past due 90 days or more           1,053      1,318
Restructured loans                                  713        808
                                               --------   --------
      TOTAL                                    $  3,640   $  3,294
                                               ========   ========
LOANS CLASSIFIED AS NONPERFORMING AS A
   % OF OUTSTANDING LOANS                          0.72%      0.71%
                                               ========   ========
PEER GROUP (AS OF MARCH 31, 2006 AND 2005)         0.48%      0.55%
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

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the following table:

                                                Three Months Ended                Six Months Ended
                                          ------------------------------   ------------------------------
                                              June 30          Change          June 30          Change
                                          ---------------   ------------   ---------------   ------------
                                           2006     2005      $      %      2006     2005      $      %
                                          ------   ------   ----   -----   ------   ------   ----   -----
Trust fees                                $  217   $  199   $ 18     9.0%  $  431   $  382   $ 49    12.8%

Service charges on deposit accounts           75       83     (8)   -9.6%     152      117     35    29.9%
Other service charges and fees
   NSF and overdraft fees                    752      639    113    17.7%   1,377    1,163    214    18.4%
   ATM and debit card fees                   134      109     25    22.9%     256      208     48    23.1%
   Freddie Mac servicing fee                 161      153      8     5.2%     317      307     10     3.3%
   All other                                  37       10     27   270.0%      87       84      3     3.6%
                                          ------   ------   ----   -----   ------   ------   ----   -----
   Total other service charges and fees    1,084      911    173    19.0%   2,037    1,762    275    15.6%
                                          ------   ------   ----   -----   ------   ------   ----   -----
Gain on sale of mortgage loans                54       60     (6)  -10.0%     111      136    (25)  -18.4%
Title insurance revenue                      673      592     81    13.7%   1,147    1,095     52     4.7%
Other
   Increase in cash value of corporate
      owned life insurance policies          103       90     13    14.4%     203      181     22    12.2%
   Brokerage and advisory fees                51       51     --     0.0%     105       95     10    10.5%
   All other                                  79      113    (34)  -30.1%     151      188    (37)  -19.7%
                                          ------   ------   ----   -----   ------   ------   ----   -----
   Total other                               233      254    (21)   -8.3%     459      464     (5)   -1.1%
                                          ------   ------   ----   -----   ------   ------   ----   -----
   TOTAL NONINTEREST INCOME               $2,336   $2,099   $237    11.3%  $4,337   $3,956   $381     9.6%
                                          ======   ======   ====   =====   ======   ======   ====   =====

Trust fees have steadily increased over the past few years. These increases have been driven by continued growth in the portfolio managed as well as the appreciation of trust assets. Management expects these increases to continue in the future.

Since the first quarter of 2005, the Corporation has made substantial efforts to increase noninterest income. To help achieve this goal, management analyzed various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on this analysis, the Corporation made any necessary adjustments to ensure that its fee structure fell within a range of its competitors, while at the same time making sure that the fees remained fair to deposit customers. Management does not anticipate any significant changes to its deposit fee structure for the remainder of 2006, however due to the overall increase in fees being charged, it expects 2006 fees to be greater than those earned in 2005.

Title insurance revenues have grown as a result of changes in the competitive landscape in the Michigan title insurance industry. Due to the continued struggling Michigan economy and the decrease in volume in mortgage activity, some title insurance companies are closing offices around the state. These closures have provided the Corporation with an opportunity to take advantage of the decreased level of competition for business. Management believes that this decreased level of competition for business, coupled with the acquisition of Milltown Title, LLC will continue to provide solid increases in title insurance revenues for the rest of 2006.

The increase in the cash value from corporate owned life insurance policies relates to policies that had a carrying value of $11,236 as of June 30, 2006, and were included in other assets. These policies earned an average rate of 3.61% and 3.50% during the six month periods ended June 30, 2006 and 2005, respectively. Due to their preferential tax treatment, these policies have a taxable equivalent rate of 5.47% and 5.30% as of June 30, 2006 and 2005, respectively. These policies are placed with five different insurance companies with an S & P rating of A- or better. The increase in income related to the change of the cash surrender value of the policies can be attributed to both the increases in rates and the purchase of additional policies in January 2006.

All other noninterest income includes a $103 loss on the sale of securities, which occurred in the three month period ended June 30, 2006. Management has determined that the additional interest income which will be earned from the reinvestment of the proceeds of these sales will exceed the losses recognized by approximately $25 by year end 2006.

NONINTEREST EXPENSES

Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are outlined in the following table:

                                            Three Months Ended                 Six Months Ended
                                      ------------------------------   --------------------------------
                                          June 30          Change           June 30           Change
                                      ---------------   ------------   -----------------   ------------
                                       2006     2005      $      %       2006      2005      $      %
                                      ------   ------   ----   -----   -------   -------   ----   -----
Compensation
   Leased employee salaries           $2,462   $2,358   $104     4.4%  $ 4,925   $ 4,735   $190     4.0%
   Leased employee benefits              988    1,042    (54)   -5.2%    2,009     1,990     19     1.0%
   All other                              34       13     21   161.5%       79        26     53   203.8%
                                      ------   ------   ----   -----   -------   -------   ----   -----
      Total compensation               3,484    3,413     71     2.1%    7,013     6,751    262     3.9%
                                      ------   ------   ----   -----   -------   -------   ----   -----
Occupancy
   Depreciation                           93       93     --     0.0%      199       180     19    10.6%
   Property taxes                         83       87     (4)   -4.6%      167       174     (7)   -4.0%
   Outside services                       80       71      9    12.7%      165       154     11     7.1%
   Utilities                              70       63      7    11.1%      164       143     21    14.7%
   Building rent                          39       30      9    30.0%       78        56     22    39.3%
   All other                              47       31     16    51.6%       95        88      7     8.0%
                                      ------   ------   ----   -----   -------   -------   ----   -----
      Total occupancy                    412      375     37     9.9%      868       795     73     9.2%
                                      ------   ------   ----   -----   -------   -------   ----   -----
Furniture and equipment
   Depreciation                          347      344      3     0.9%      721       680     41     6.0%
   Service contracts                     187      157     30    19.1%      363       300     63    21.0%
   Computer costs                        106       92     14    15.2%      196       181     15     8.3%
   ATM and debit card fees                68       60      8    13.3%      128       124      4     3.2%
   All other                              15       13      2    15.4%       28        26      2     7.7%
                                      ------   ------   ----   -----   -------   -------   ----   -----
      Total furniture and equipment      723      666     57     8.6%    1,436     1,311    125     9.5%
                                      ------   ------   ----   -----   -------   -------   ----   -----
Other
   SOX compliance fees                   115       62     53    85.5%      452       294    158    53.7%
   Audit fees                             49       60    (11)  -18.3%      123       125     (2)   -1.6%
   Marketing                             152      144      8     5.6%      305       292     13     4.5%
   All other                           1,034      902    132    14.6%    2,080     1,911    169     8.8%
                                      ------   ------   ----   -----   -------   -------   ----   -----
      Other                            1,350    1,168    182    15.6%    2,960     2,622    338    12.9%
                                      ------   ------   ----   -----   -------   -------   ----   -----
      TOTAL NONINTEREST EXPENSES      $5,969   $5,622   $347     6.2%  $12,277   $11,479   $798     7.0%
                                      ======   ======   ====   =====   =======   =======   ====   =====

Management is continuously analyzing noninterest expenses to determine where expenditures can be decreased or held to modest increases. Management has been fairly successful in stabilizing noninterest expenses as compared to the percentage increase in total assets.

Leased employee salaries expense has increased due to normal merit increases, and also due to the Corporation's growth in both size as well as complexity. Management does not anticipate any significant changes in leased employees for the remainder of 2006.

Leased employee benefits have decreased during the three months ended June 30, 2006, when compared to the same period in 2005. These decreases can be attributed to the unusually high level of medical claims paid during the same period in 2005. These claims have since decreased and employee benefits have only risen slightly during the first six months of 2006 as compared to the same period in 2005. Management does not anticipate medical claims to fluctuate significantly from current levels and, therefore, expects leased employee benefits to approximate current levels for the remaining six months of 2006.

In 2006, IBT Title entered into rental agreements with local realtors to perform mortgage closings in the realtors' offices. These rent payments are expected to continue for the rest of 2006.

Service contracts, computer expenses, and ATM and debit card fees continue to increase significantly from year to year. These increases are a result of the Corporation reinvesting in its technological infrastructure as well as increases in fees charged by vendors. This constant reinvestment helps the Corporation maintain a competitive edge in an ever changing marketplace. Management does expect service contracts to be higher in the last six months of 2006 when compared to the first six months of the year as a significant amount of the service contracts are renewed in June and July, and it is anticipated that increases will occur.

The Corporation continues to experience elevated costs associated with complying with the Sarbanes-Oxley Act of 2002 (SOX). The costs associated with compliance extend beyond the continued increases in SOX compliance fees and in other areas including compensation expense. Management is continually analyzing ways to minimize the adverse financial statement impact of SOX compliance through the streamlining of the Corporation's loan and deposit operations. The Corporation has also made staff changes in the internal audit department which are expected to decrease external auditing, including SOX related fees.

All other expenses includes consulting fees, director's fees, legal fees, postage fees, printing and supplies, title insurance expenses, as well as other miscellaneous expenses that are not individually significant. These increases are a result of overall increases in the cost of doing business.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

                                              June 30   December 31                 % Change
                                               2006        2005       $ Change   (unannualized)
                                             --------   -----------   --------   --------------
ASSETS
   Cash and demand deposits due from banks   $ 30,168    $ 30,825     $  (657)       -2.13%
   Securities available for sale              196,537     183,406      13,131         7.16%
   Mortgage loans available for sale            1,625         744         881       118.41%
   Loans                                      506,298     483,242      23,056         4.77%
   Allowance for loan losses                   (7,041)     (6,899)       (142)        2.06%
   Other assets                                52,562      50,336       2,226         4.42%
                                             --------    --------     -------       ------
      TOTAL ASSETS                           $780,149    $741,654     $38,495         5.19%
                                             ========    ========     =======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
   Deposits                                  $615,757    $592,478     $23,279         3.93%
   Other borrowed funds                        71,011      52,165      18,846        36.13%
   Escrow funds payable                         4,541       9,823      (5,282)      -53.77%
   Accrued interest and other liabilities       5,714       6,286        (572)       -9.10%
                                             --------    --------     -------       ------
      TOTAL LIABILITIES                       697,023     660,752      36,271         5.49%
SHAREHOLDERS' EQUITY                           83,126      80,902       2,224         2.75%
                                             --------    --------     -------       ------
      TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                   $780,149    $741,654     $38,495         5.19%
                                             ========    ========     =======       ======

Since December 2005, the Corporation has experienced strong loan growth, with the majority of the growth coming from commercial loans. Management does anticipate that loan demand, particularly commercial loan demand, will remain strong for the remainder of 2006.

The Corporation, as part of its goal to increase 2006 average assets by 8.0% over 2005, also increased securities during the six month period ended June 30, 2006. To achieve this growth, however, the Corporation was forced to accept smaller interest margins than it would have in the past. Management anticipates that the security portfolio will approximate current levels for the remainder of 2006.

The Corporation, through its Banks, has established a policy that all amortized fixed rate mortgage loans with maturities greater than 15 years will be sold. During the six month period ended June 30, 2006, the Corporation sold $14,873 of mortgages as compared to $16,972 in mortgages for the same period in 2005. Management does not expect the sale of mortgages to fluctuate significantly from current levels based on current market trends and the current and projected interest rate environment.

The Corporation enjoyed a solid increase in deposits during the first six months of 2006. A significant portion of the deposit growth came in the form of brokered and internet certificate of deposits. However, the increases in deposits were not enough to fund the increases in loans and securities. To help overcome this funding shortfall, the Corporation utilized wholesale borrowing sources such as the Federal Home Loan Bank. Management is constantly monitoring deposit account balances in an effort to maintain and increase the current customer base, as deposit account rates are typically lower than those demanded from internet and brokered deposits and wholesale borrowing sources and is performing market analyses to help ensure that the Corporation's products remain attractive to consumers.

The Corporation observed a substantial decrease in escrow funds payable during the first six months of 2006. This decrease can be attributed to Internal Revenue Code Section ( "IRC") 1031 exchange account balances being reinvested by customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are reinvested. The Corporation does anticipate that these 1031 exchange accounts will continue to decrease through 2006 as the funds are reinvested by IBT Title's customers.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of June 30, 2006, cash and cash equivalents as a percentage of total assets equaled 3.87%, versus 4.16% as of December 31, 2005. During the first six months of 2006, $41,780 in net cash was provided from financing activities. Operating activities used $2,022 in net cash and investing activities used $40,415. The accumulated effect of the Corporation's operating, investing and financing activities was a $657 decrease in cash and cash equivalents during the first six months of 2006.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $196,537 as of June 30, 2006 and $183,406 as of December 31, 2005. In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive loss. The overall capital has increased $2,224 since December 31, 2005 primarily due to corporate earnings. Accumulated other comprehensive loss increased $895 due to unrealized losses in available-for-sale securities during 2006.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less unamortized acquisition intangibles, was 11.6% as of June 30, 2006.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of June 30, 2006:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                        IBT Bancorp
                       June 30, 2006
                     -----------------
                     Required   Actual
                     --------   ------
Equity Capital         4.00%    15.99%
Secondary Capital*     4.00%     1.25%
                       ----     -----
Total Capital          8.00%    17.24%
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

Commitments to extend credit, which totaled $81,521 at June 30, 2006, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2006, the Corporation had a total of $1,708 in outstanding standby letters of credit.

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

Isabella Bank and Trust (IB&T), a subsidiary of the Corporation, sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. IB&T periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of June 30, 2006 were $1,479.

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

The Corporation uses several techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates, for residential mortgages the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties which discourage early withdrawals. Cash flows may vary based on current offering rates, competition, customer need for deposits, and overall economic activity.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2006. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                    June 30, 2006
                                         ------------------------------------------------------------------  Fair Value
(dollars in thousands)                     2007      2008     2009     2010     2011   Thereafter    Total    06/30/06
                                         --------  -------  -------  -------  -------  ----------  --------  ----------
Rate sensitive assets
   Other interest bearing assets         $  2,494  $    --  $    --  $    --  $    --   $    --    $  2,494   $  2,494
      Average interest rates                 1.75%      --       --       --       --        --        1.75%
   Fixed interest rate securities        $ 55,057  $47,298  $22,288  $13,904  $23,220   $34,770    $196,537   $196,537
      Average interest rates                 4.42%    3.55%    3.76%    4.21%    4.43%     3.76%       4.01%
   Fixed interest rate loans             $117,514  $73,395  $76,869  $59,016  $62,798   $30,139    $419,731   $417,334
      Average interest rates                 6.29%    6.30%    6.32%    6.38%    6.77%     5.86%       6.35%
   Variable interest rate loans          $ 50,764  $15,411  $12,396  $ 4,594  $ 2,483   $   919    $ 86,567   $ 86,567
      Average interest rates                 9.25%    8.71%    8.46%    8.42%    8.53%     9.18%       8.98%

Rate sensitive liabilities
   Borrowed funds                        $ 32,112  $ 4,000  $12,613  $ 4,000  $ 5,286   $13,000    $ 71,011   $ 69,951
      Average interest rates                 4.95%    3.64%    4.89%    4.11%    5.69%     4.84%       4.85%
   Savings and NOW accounts              $ 90,398  $68,189  $64,721  $20,484  $ 5,522   $    --    $249,314   $249,314
      Average interest rates                 3.04%    1.06%    0.69%    0.64%    0.77%       --        1.64%
   Fixed interest rate time deposits     $183,852  $44,487  $23,093  $24,592  $13,801   $   823    $290,648   $289,268
      Average interest rates                 4.24%    4.21%    3.88%    4.28%    4.52%     4.92%       4.23%
   Variable interest rate time deposits  $    855  $   492  $    --  $    --  $    --   $    --    $  1,347   $  1,347
      Average interest rates                 4.07%    4.09%      --       --       --        --        4.08%

Quantitative Disclosures of Market Risk

                                                                    June 30, 2005
                                         ------------------------------------------------------------------  Fair Value
(dollars in thousands)                     2006      2007     2008     2009     2010   Thereafter    Total    06/30/05
                                         --------  -------  -------  -------  -------  ----------  --------  ----------
Rate sensitive assets
   Other interest bearing assets         $    810  $    --  $    --  $    --  $    --   $    --    $    810   $    810
      Average interest rates                 3.07%      --       --       --       --        --        3.07%
   Fixed interest rate securities        $ 24,402  $44,721  $38,314  $16,047  $11,316   $34,932    $169,732   $169,729
      Average interest rates                 3.32%    3.30%    3.30%    3.49%    3.90%     3.17%       3.33%
   Fixed interest rate loans             $ 89,308  $75,952  $73,547  $52,286  $53,195   $24,623    $368,911   $382,654
      Average interest rates                 6.52%    5.98%    6.12%    5.90%    6.22%     5.33%       6.12%
   Variable interest rate loans          $ 50,378  $15,173  $19,495  $ 6,741  $ 3,645   $ 1,089    $ 96,521   $ 96,521
      Average interest rates                 7.47%    6.90%    6.81%    6.95%    6.96%     7.40%       7.19%

Rate sensitive liabilities
   Borrowed funds                        $ 15,973  $ 4,000  $ 4,166  $ 2,500  $ 6,312   $ 5,000    $ 37,951   $ 37,977
      Average interest rates                 3.62%    3.50%    3.65%    3.45%    5.03%     4.95%       4.01%
   Savings and NOW accounts              $ 51,847  $96,826  $78,705  $22,421  $ 6,117   $    --    $255,916   $255,916
      Average interest rates                 1.55%    1.28%    0.98%    1.25%    1.97%     0.00%       1.26%
   Fixed interest rate time deposits     $124,939  $52,390  $31,436  $16,315  $18,157   $ 1,010    $244,247   $244,345
      Average interest rates                 3.37%    3.94%    3.90%    3.42%    3.95%     4.62%       3.61%
   Variable interest rate time deposits  $    936  $   441  $     8  $    --  $    --   $    --    $  1,385   $  1,385
      Average interest rates                 2.90%    2.90%    2.93%      --       --        --        2.90%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of June 30, 2006, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)  On June 30, 2006, pursuant to an exemption from registration provided by
     Section 4(2) of the Securities Act of 1933, as amended, IBT Bancorp, Inc. issued 5,114 shares of common stock, with a value of $225,000, to Heart of the North, Inc. ("HIN") in connection with the acquisition by Milltown Title, LLC, a wholly-owned subsidiary of IBT Title and Insurance Agency, Inc. of HIN's Grayling, Michigan assets pursuant to the terms of an Asset Purchase Agreement dated June 26, 2006.

(B)  NONE

(C)  REPURCHASES OF COMMON STOCK

In October 2002, the Corporation's Board of Directors authorized the repurchase of up to $2 million of the Corporation's common stock. This authorization does not have an expiration date. Based on repurchases since October 2002, the Corporation is currently able to repurchase up to $1.7 million of its common stock or 38,636 shares under the repurchase authorization. The following table provides information as of June 30, 2006, with respect to this plan:

                            Shares Repurchased
                          ----------------------      Maximum Shares That
                                   Average Price    May Be Purchased Under
(Dollars in thousands)    Number     Per Share       the Plans or Programs
                          ------   -------------   -----------------------
Balance, March 31, 2006                                     38,636
   April 1 - 30, 2006       --          $--                     --
   May 1 - 31, 2006         --           --                     --
   June 1 - 30, 2006        --           --                     --
                           ---          ---                 ------
Balance June 30, 2006       --          $--                 38,636
                           ===          ===                 ======

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The registrant's annual meeting of shareholders was held on April 28, 2006. At the meeting the shareholders voted upon the following matters:

Election of Directors to terms ending 2008:

                          For      Witheld
                       ---------   -------
Dennis P. Angner       3,624,742    2,202
David J. Maness        3,627,869    4,034
W. Joseph Manifold     3,629,701    7,161
William J. Strickler   3,629,667    2,236

The terms of the following directors continued after the meeting:

James C. Fabiano
David W. Hole
Dale Weburg
Ronald E. Schumacher
Richard J. Barz
Sanda L. Caul
Timothy M. Miller

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

          10(a)* Isabella Bank & Trust Executive Supplemental Income
                 Agreement (2)

          10(b)* Isabella Bank & Trust Deferred Compensation Plan (3)

          10(c)* IBT Bancorp, Inc. and Related Companies Deferred Compensation
                 Plan for Directors (5)

          10(d)* Isabella Bank and Trust Death Benefit Only Agreement (6)

          10(e)* Amendment to the IBT Bancorp, Inc. and Related Companies
                 Deferred Compensation Plan for Directors (8)

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

                                        IBT Bancorp, Inc.


Date: July 27, 2006                     /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner
                                        Chief Executive Officer


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