Form 10-Q
period 2006-09-30
IBT BANCORP INC /MI/
filed 2006-11-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______________ to ______________

                        Commission File Number: 0-18415

                                IBT Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

             Michigan                                             38-2830092
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              identification No.)

   200 East Broadway, Mt. Pleasant, MI                              48858
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

           Common Stock no par value, 6,307,881 as of October 18, 2006

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
                                                                    ------------
PART I FINANCIAL INFORMATION

   Item 1        Condensed Consolidated Financial Statements             3-11

   Item 2        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          11-21

   Item 3        Quantitative and Qualitative Disclosures About
                 Market Risk                                            22-23

   Item 4        Controls and Procedures                                   24

PART II OTHER INFORMATION

   Item 1A       Risk Factors                                              25

   Item 2        Unregistered Sales of Equity Securities and
                 Use of Proceeds                                           25

   Item 6        Exhibits                                                  26

   Signatures                                                              27

   Exhibit 31(a)                                                           29

   Exhibit 31(b)                                                           30

   Exhibit 32                                                              31

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IBT BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                September 30   December 31
(dollars in thousands)                              2006           2005
                                                ------------   -----------
ASSETS
   Cash and demand deposits due from banks        $ 25,693       $ 30,825
   Securities available for sale (amortized
      cost of $194,833 in 2006 and $185,688
      in 2005)                                     193,268        183,406
   Mortgage loans available for sale                   656            744
   Loans
      Agricultural                                  49,640         49,424
      Commercial                                   206,149        179,541
      Personal                                      26,947         28,026
      Residential real estate mortgage             240,411        226,251
                                                  --------       --------
         TOTAL LOANS                               523,147        483,242
   Less allowance for loan losses                    7,129          6,899
                                                  --------       --------
         NET LOANS                                 516,018        476,343
   Other assets                                     53,537         50,336
                                                  --------       --------
         TOTAL ASSETS                             $789,172       $741,654
                                                  ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                         $ 74,031       $ 73,839
      NOW accounts                                 101,511        104,251
      Certificates of deposit and other
         savings                                   332,738        328,780
      Certificates of deposit over $100,000        124,872         85,608
                                                  --------       --------
         TOTAL DEPOSITS                            633,152        592,478

   Other borrowed funds                             58,515         52,165
   Escrow funds payable                              5,692          9,823
   Accrued interest and other liabilities            5,330          6,286
                                                  --------       --------
         TOTAL LIABILITIES                         702,689        660,752

   Shareholders' Equity
      Common stock -- no par value
         10,000,000 shares authorized;
         outstanding -- 5,510,418 in 2006
         (4,974,715 in 2005)                        83,070         72,296
      Retained earnings                              4,446         10,112
      Accumulated other comprehensive loss          (1,033)        (1,506)
                                                  --------       --------
         TOTAL SHAREHOLDERS' EQUITY                 86,483         80,902
                                                  --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $789,172       $741,654
                                                  ========       ========

           See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

                                                   Nine Months Ended
                                                      September 30
                                                -----------------------
(dollars in thousands)                             2006         2005
                                                ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of period                4,974,715    4,896,412
   10% common stock dividend                       497,299           --
   Issuance of common stock                         38,404       32,820
                                                ----------   ----------
         BALANCE END OF PERIOD                   5,510,418    4,929,232
                                                ==========   ==========

COMMON STOCK
   Balance at beginning of period               $   72,296   $   66,908
   10% common stock dividend                         8,887           --
   Issuance of common stock                          1,537        1,172
   Share-based payment awards under
      equity compensation plan                         350           --
                                                ----------   ----------
         BALANCE END OF PERIOD                      83,070       68,080

RETAINED EARNINGS
   Balance at beginning of period                   10,112        6,590
   Net income                                        5,039        4,852
   10% common stock dividend                        (8,887)          --
   Cash dividends ($0.33 per share in 2006
      and $0.30 in 2005)                            (1,818)      (1,622)
                                                ----------   ----------
         BALANCE END OF PERIOD                       4,446        9,820

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of period                   (1,506)        (904)
   Other comprehensive income (loss)                   473         (989)
                                                ----------   ----------
         BALANCE END OF PERIOD                      (1,033)      (1,893)
                                                ----------   ----------
   TOTAL SHAREHOLDERS' EQUITY END OF PERIOD     $   86,483   $   76,007
                                                ==========   ==========

           See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                 Three Months Ended   Nine Months Ended
                                                    September 30         September 30
                                                 ------------------   -----------------
(dollars in thousands)                              2006     2005       2006      2005
                                                  -------   ------    -------   -------
INTEREST INCOME
   Loans, including fees                          $ 9,269   $7,872    $26,129   $22,495
   Investment securities
      Taxable                                       1,252      864      3,572     2,547
      Nontaxable                                      693      599      2,018     1,774
   Federal funds sold and other                        98      104        236       234
                                                  -------   ------    -------   -------
            TOTAL INTEREST INCOME                  11,312    9,439     31,955    27,050

INTEREST EXPENSE
   Deposits                                         4,425    3,001     11,874     8,172
   Borrowings                                         739      424      1,878     1,082
                                                  -------   ------    -------   -------
            TOTAL INTEREST EXPENSE                  5,164    3,425     13,752     9,254
                                                  -------   ------    -------   -------
            NET INTEREST INCOME                     6,148    6,014     18,203    17,796
Provision for loan losses                             245      196        628       515
                                                  -------   ------    -------   -------
            NET INTEREST INCOME AFTER
               PROVISION FOR LOAN LOSSES            5,903    5,818     17,575    17,281

NONINTEREST INCOME
   Trust fees                                         217      231        648       613
   Service charges on deposit accounts                 76       67        228       184
   Other service charges and fees                   1,138    1,041      3,175     2,803
   Gain on sale of mortgage loans                      53       60        164       196
   Title insurance revenue                            679      698      1,826     1,793
   Other                                              243      231        702       695
                                                  -------   ------    -------   -------
            TOTAL NONINTEREST INCOME                2,406    2,328      6,743     6,284

NONINTEREST EXPENSES
   Compensation                                     3,148    3,451     10,161    10,202
   Occupancy                                          457      415      1,325     1,210
   Furniture and equipment                            677      666      2,113     1,977
   Other                                            1,377    1,359      4,337     3,981
                                                  -------   ------    -------   -------
            TOTAL NONINTEREST EXPENSES              5,659    5,891     17,936    17,370

            INCOME BEFORE FEDERAL INCOME TAXES      2,650    2,255      6,382     6,195
Federal income taxes                                  619      511      1,343     1,343
                                                  -------   ------    -------   -------
            NET INCOME                            $ 2,031   $1,744    $ 5,039   $ 4,852
                                                  =======   ======    =======   =======

EARNINGS PER SHARE
   Basic                                          $  0.37   $ 0.32    $  0.92   $  0.90
                                                  =======   ======    =======   =======
   Diluted                                        $  0.36   $ 0.32    $  0.89   $  0.90
                                                  =======   ======    =======   =======

Cash dividends per share                          $  0.11   $ 0.10    $  0.33   $  0.30
                                                  =======   ======    =======   =======

           See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

                                                Three Months Ended   Nine Months Ended
                                                   September 30         September 30
                                                ------------------   -----------------
(dollars in thousands)                            2006     2005       2006      2005
                                                 ------   ------     ------   -------
NET INCOME                                       $2,031   $1,744     $5,039   $ 4,852
Other comprehensive income (loss) before
   income taxes:
   Unrealized holding gains (losses) on
      available-for-sale investment
      securities arising during the period        2,067     (857)       608    (1,498)
   Reclassification adjustment for net
      realized losses (gains) included in
      net income                                      6       --        109        (2)
                                                 ------   ------     ------   -------
Other comprehensive (loss) income before
   income taxes                                   2,073     (857)       717    (1,500)
Income tax (expense) benefit related to other
   comprehensive income (loss)                     (705)     293       (244)      511
                                                 ------   ------     ------   -------
OTHER COMPREHENSIVE INCOME (LOSS)                 1,368     (564)       473      (989)
                                                 ------   ------     ------   -------
     COMPREHENSIVE INCOME                        $3,399   $1,180     $5,512   $ 3,863
                                                 ======   ======     ======   =======

           See notes to condensed consolidated financial statements.

IBT BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                   Nine Months Ended
                                                      September 30
                                                -----------------------
(dollars in thousands)                              2006         2005
                                                ------------   --------
OPERATING ACTIVITIES

Net income                                        $  5,039        4,852
Reconciliation of net income to net cash
   provided by operations:
   Provision for loan losses                           628          515
   Depreciation                                      1,375        1,298
   Net amortization of investment securities           572          739
   Realized loss (gain) on sale of investment
      securities                                       109           (2)
   Amortization and impairment of mortgage
      servicing rights                                 141          110
   Increase in cash value of life insurance           (305)        (271)
   Amortization of acquisition intangibles              70           70
   Equity shares granted                               350           --
Changes in operating assets and liabilities
   which provided (used)cash
   Mortgage loans available for sale                    88          502
   Interest receivable                                (682)        (332)
   Other assets                                       (737)        (710)
   Escrow funds payable                             (4,131)       3,619
   Accrued interest and other liabilities             (956)       1,322
                                                  --------     --------
            NET CASH PROVIDED BY OPERATING
               ACTIVITIES                            1,561       11,712

INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                  36,182       28,947
      Purchases                                    (46,008)     (41,951)
   Net increase in loans                           (40,303)     (26,079)
   Purchases of premises and equipment              (2,183)      (1,519)
   Purchases of corporate owned life
      insurance policies                              (499)          --
   Acquisition of title office                        (400)          --
                                                  --------     --------
            NET CASH USED IN INVESTING
               ACTIVITIES                          (53,211)     (40,602)

FINANCING ACTIVITIES
   Net increase in noninterest bearing
      deposits                                         192        4,805
   Net increase in interest bearing deposits        40,482       12,087
   Net increase in other borrowed funds              6,350       16,800
   Cash dividends paid on common stock              (1,818)      (1,622)
   Proceeds from issuance of common stock            1,312        1,172
                                                  --------     --------
            NET CASH PROVIDED BY FINANCING
               ACTIVITIES                           46,518       33,242
                                                  --------     --------
(DECREASE) INCREASE IN CASH AND CASH
   EQUIVELANTS                                      (5,132)       4,352
Cash and cash equivelants at beginning of
   period                                           30,825       20,760
                                                  --------     --------
         CASH AND CASH EQUIVALENTS AT END OF
            PERIOD                                $ 25,693     $ 25,112
                                                  ========     ========

           See notes to condensed consolidated financial statements.

                                IBT BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2005.

All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.

NOTE 2 - IMPLEMENTATION OF NEW ACCOUNTING STANDARD

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" (SFAS No. 123R) issued by the Financial Accounting Standards Board (FASB). This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity instruments issued. The adoption of this standard decreased dilutive earnings per share by $.01 and $.03 for the three month and nine month periods ended September 30, 2006, respectively.

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

Earnings per common share have been computed based on the following:

                                                  Three months ended      Nine months ended
                                                     September 30            September 30
                                                ---------------------   ---------------------
                                                   2006        2005        2006        2005
                                                ---------   ---------   ---------   ---------
Average number of common shares outstanding*    5,503,044   5,414,567   5,491,180   5,405,979
Effect of shares in the Deferred Director
   fee plan*                                      166,278          --     163,179          --
                                                ---------   ---------   ---------   ---------
Average number of common shares outstanding
   used to calculate diluted earnings per
   common share                                 5,669,322   5,414,567   5,654,359   5,405,979
                                                =========   =========   =========   =========

*    As adjusted for the 10% stock dividend paid February 15, 2006

NOTE 4 - OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of operating results. The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements in the Corporation's annual report for the year ended December 31, 2005. The Corporation evaluates performance based principally on net income and asset quality of the respective segments. Summaries of selected financial information for the Corporation's reportable segments as of and for the three and nine month periods ended September 30 follow:

(dollars in thousands)

                                                                             All Others
                                                Isabella Bank     Farmers    (Including
Three Months Ended                                and Trust     State Bank     Parent)      Total
                                                -------------   ----------   ----------   --------
SEPTEMBER 30, 2006
   Total assets                                    $631,429      $140,405     $ 17,338    $789,172
   Interest income                                    9,055         2,251            6      11,312
   Net interest income                                4,789         1,297           62       6,148
   Provision for loan losses                            196            49           --         245
   Net income (loss)                                  1,714           420         (103)      2,031

SEPTEMBER 30, 2005
   Total assets                                     574,047       132,396       13,637     720,080
   Interest income                                    7,367         2,052           20       9,439
   Net interest income                                4,623         1,351           40       6,014
   Provision for loan losses                            146            50           --         196
   Net income (loss)                                  1,479           340          (75)      1,744

                                                                             All Others
                                                Isabella Bank     Farmers    (Including
Nine Months Ended                                 and Trust     State Bank     Parent)      Total
                                                -------------   ----------   ----------   --------
SEPTEMBER 30, 2006
   Total assets                                    $631,429      $140,405     $ 17,338    $789,172
   Interest income                                   25,363         6,526           66      31,955
   Net interest income                               14,065         3,953          185      18,203
   Provision for loan losses                            483           145           --         628
   Net income (loss)                                  4,624         1,141         (726)      5,039

SEPTEMBER 30, 2005
   Total assets                                     574,047       132,396       13,637     720,080
   Interest income                                   21,138         5,842           70      27,050
   Net interest income                               13,726         3,949          121      17,796
   Provision for loan losses                            375           140           --         515
   Net income (loss)                                  4,206         1,043         (397)      4,852

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

The components of net periodic benefit cost related to the Corporation's administered plan for the three and nine-month period ended September 30 were as follows:

                                                           Pension Benefits
                                                --------------------------------------
                                                Three months ended   Nine months ended
                                                   September 30         September 30
                                                ------------------   -----------------
                                                    2006    2005        2006    2005
                                                   -----   -----       -----   -----
                                                              (thousands)
Components of net periodic benefit cost
   Service cost                                    $ 159   $ 137       $ 478   $ 410
   Interest cost                                     152     135         455     405
   Expected return on plan assets                   (139)   (116)       (416)   (348)
   Amortization of prior service cost                  5       5          14      14
   Amortization of net actuarial loss                 58      50         174     151
                                                   -----   -----       -----   -----
   Net periodic benefit cost                       $ 235   $ 211       $ 705   $ 632
                                                   =====   =====       =====   =====

The Corporation contributed $1,128 and $545 to the pension plan during the nine month periods ended September 30, 2006 and 2005, respectively. The Corporation does not expect to make additional contributions to the plan during the remainder of 2006.

NOTE 6 - SUBSEQUENT EVENT

On October 3, 2006, The Farwell State Savings Bank (FSSB) was acquired and merged with and into Farmers State Bank, a wholly-owned subsidiary of the Corporation. Under the terms of the Merger Agreement, for each share of FSSB common stock, the shareholder of FSSB received 3.0382 shares of IBT Bancorp common stock and $29.00 in cash. The Corporation issued an aggregate of 797,475 shares of IBT common stock valued at $30,448 and paid a total of $7,612 in cash to FSSB shareholders, resulting in total consideration of $38,060.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Corporation is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective for years ending after December 15, 2006. While the Corporation is currently assessing the impact of SFAS No. 158 on its consolidated financial statements for 2006, it is expected that adoption will not impact results of operations or cash flows, but will likely result in a decrease to net financial position by an amount that will likely not be material to other comprehensive loss.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" in assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Corporation is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on its consolidated financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES: A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2005. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses to be its most critical accounting policies.

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

RESULTS OF OPERATIONS

The following table outlines the results of operations for the periods ended September 30, 2006 and 2005. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

                                                Three Months Ended   Nine Months Ended
                                                   September 30         September 30
                                                ------------------   -----------------
                                                   2006     2005       2006      2005
                                                  ------   ------    -------   -------
INCOME STATEMENT DATA
   Net interest income                            $6,148   $6,014    $18,203   $17,796
   Provision for loan losses                         245      196        628       515
   Net income                                      2,031    1,744      5,039     4,852
PER SHARE DATA
   Earnings per share
      Basic                                       $ 0.37   $ 0.32    $  0.92   $  0.90
      Diluted                                       0.36     0.32       0.89      0.90
   Cash dividends per common share                  0.11     0.10       0.33      0.30
RATIOS
   Average primary capital to average assets       11.67%   11.18%     11.69%    11.46%
   Net income to average assets                     1.03     0.99       0.88      0.93
   Net income to average equity                     9.51     9.61       8.06      8.80

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $325 and $881 in the three and nine month periods ended September 30, 2006, respectively, as compared to $305 and $849 during the same periods in 2005. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

                             (Continued on page 15)

TABLE 1 - AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
Results for the three months ended September 30, 2006 and September 30, 2005.

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

                                                                        Three Months Ended
                                                -----------------------------------------------------------------
                                                       September 30, 2006                September 30, 2005
                                                -------------------------------   -------------------------------
                                                               Tax      Average                  Tax      Average
                                                 Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                                 Balance    Interest      Rate     Balance    Interest     Rate
                                                --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                        $520,348     $ 9,269     7.13%    $470,955     $7,872      6.69%
   Taxable investment securities                 119,936       1,252     4.18%     101,950        864      3.39%
   Non-taxable investment securities              75,885       1,095     5.77%      65,772        953      5.80%
   Federal funds sold                              2,367          31     5.24%       5,353         46      3.44%
   Other                                           5,299          67     5.06%       5,792         58      4.01%
                                                --------     -------     ----     --------     ------      ----
      Total earning assets                       723,835      11,714     6.47%     649,822      9,793      6.03%

NON EARNING ASSETS:
   Allowance for loan losses                      (7,081)                           (6,753)
   Cash and due from banks                        21,281                            18,016
   Premises and equipment                         17,612                            15,620
   Accrued income and other assets                29,710                            26,095
                                                --------                          --------
      Total assets                              $785,357                          $702,800
                                                ========                          ========

INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits             $104,870         449     1.71%    $109,307        289      1.06%
   Savings deposits                              148,988         669     1.80%     152,465        436      1.14%
   Time deposits                                 302,956       3,307     4.37%     248,108      2,276      3.67%
   Other borrowed funds                           58,756         739     5.03%      39,335        424      4.31%
                                                --------     -------     ----     --------     ------      ----
      Total interest bearing liabilities         615,570       5,164     3.36%     549,215      3,425      2.49%

NONINTEREST BEARING LIABILITIES:
   Demand deposits                                69,349                            68,932
   Other                                          15,033                            12,066
   Shareholders' equity                           85,405                            72,587
                                                --------                          --------
      Total liabilities and equity              $785,357                          $702,800
                                                ========                          ========
Net interest income (FTE)                                    $ 6,550                           $6,368
                                                             =======                           ======

                                                                         ----                              ----
Net yield on interest earning
   assets (FTE)                                                          3.62%                             3.92%
                                                                         ====                              ====

TABLE 2 - AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME
Results for the nine months ended September 30, 2006 and September 30, 2005.

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

                                                                        Nine Months Ended
                                                -----------------------------------------------------------------
                                                       September 30, 2006                September 30, 2005
                                                -------------------------------   -------------------------------
                                                               Tax      Average                  Tax      Average
                                                 Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                                 Balance    Interest      Rate     Balance    Interest     Rate
                                                --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                        $500,168     $26,129     6.97%    $460,064     $22,495     6.52%
   Taxable investment securities                 120,433       3,572     3.95%     102,312       2,547     3.32%
   Non-taxable investment securities              74,053       3,195     5.75%      64,867       2,826     5.81%
   Federal funds sold                              1,417          52     4.89%       4,620          99     2.86%
   Other                                           5,135         184     4.78%       4,254         135     4.23%
                                                --------     -------     ----     --------     -------     ----
      Total earning assets                       701,206      33,132     6.30%     636,117      28,102     5.89%

NON EARNING ASSETS:
   Allowance for loan losses                      (6,983)                           (6,635)
   Cash and due from banks                        25,361                            20,458
   Premises and equipment                         17,405                            17,773
   Accrued income and other assets                29,002                            25,244
                                                --------                          --------
      Total assets                              $765,991                          $692,957
                                                ========                          ========

INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits             $104,259       1,191     1.52%    $106,165         708     0.89%
   Savings deposits                              153,734       1,892     1.64%     158,131       1,087     0.92%
   Time deposits                                 285,361       8,791     4.11%     241,499       6,377     3.52%
   Other borrowed funds                           52,398       1,878     4.78%      34,187       1,082     4.22%
                                                --------     -------     ----     --------     -------     ----
      Total interest bearing liabilities         595,752      13,752     3.08%     539,982       9,254     2.29%

NONINTEREST BEARING LIABILITIES:
   Demand deposits                                69,559                            64,927
   Other                                          17,329                            11,520
   Shareholders' equity                           83,351                            73,528
                                                --------                          --------
      Total liabilities and equity              $765,991                          $689,957
                                                ========                          ========
Net interest income (FTE)                                    $19,380                           $18,848
                                                             =======                           =======

                                                                         ----                              ----
Net yield on interest earning
   assets (FTE)                                                          3.69%                             3.95%
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

                                                   Three Months Ended         Nine Months Ended
                                                   September 30, 2006        September 30, 2006
                                                      compared to                compared to
                                                   September 30, 2005        September 30, 2005
                                                  Increase (Decrease)        Increase (Decrease)
                                                         Due to                    Due to
                                                -----------------------   ------------------------
                                                Volume    Rate     Net    Volume    Rate      Net
                                                ------   -----   ------   ------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                        $  859   $ 538   $1,397   $2,036   $1,598   $3,634
   Taxable investment securities                   168     220      388      493      532    1,025
   Nontaxable investment securities                146      (4)     142      397      (28)     369
   Federal funds sold                              (33)     18      (15)     (93)      46      (47)
   Other                                            (5)     14        9       30       19       49
                                                ------   -----   ------   ------   ------   ------
         Total changes in interest income        1,135     786    1,921    2,863    2,167    5,030
   Interest bearing demand deposits                (12)    172      160      (13)     496      483
   Savings deposits                                (10)    243      233      (31)     836      805
   Time deposits                                   555     476    1,031    1,259    1,155    2,414
      Other borrowings                             235      80      315      638      158      796
                                                ------   -----   ------   ------   ------   ------
         Total changes in interest expense         768     971    1,739    1,853    2,645    4,498
                                                ------   -----   ------   ------   ------   ------
         Net change in interest margin (FTE)    $  367   $(185)  $  182   $1,010   $ (478)  $  532
                                                ======   =====   ======   ======   ======   ======

NET INTEREST INCOME, CONTINUED

As shown in Table 1, net interest income, on a fully taxable equivalent (FTE) basis, was $6,550 for the three months ended September 30, 2006 compared to $6,368 for the same period in 2005, an increase of $182 or 2.86%. This increase was primarily the result of a $74,013 or 11.39% increase in earning assets, which was funded by a $66,355 or 12.08% increase in interest bearing liabilities. As shown in Table 3, these changes in volume provided the Corporation with an additional $367 of FTE net interest income. The $367 increase was offset by a decrease of 0.30% in the FTE net yield on interest earning assets, which resulted in a $185 decrease in FTE net interest income. This 0.30% decrease in FTE rate was a result of the average rate earned on interest earning assets rising slower than those paid on interest bearing liabilities.

As shown in Table 2, net interest income, on a fully taxable equivalent (FTE) basis, was $19,380 for the nine months ended September 30, 2006 compared to $18,848 for the same period in 2005, an increase of $532 or 2.82%. This increase was primarily the result of a $65,089 or 10.23% increase in earning assets, which was funded by a $55,770 or 10.33% increase in interest bearing liabilities. As shown in Table 3, these changes in volume provided the Corporation with an additional $1,010 of FTE net interest income. The $1,010 increase was offset by a 0.26% decrease in the FTE net yield on interest earning assets, which resulted in a $478 decrease in FTE net interest income. This 0.26% decrease in FTE rate was a result of the average rate earned on interest earning assets rising slower than those paid on interest bearing liabilities.

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

ALLOWANCE FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 66.3% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation's charge off and recovery activity for the nine month periods ended September 30, 2006 and 2005.

The table also compares the Corporation's allowance for loan loss as a percent of loans and loans classified as nonperforming as a percent of outstanding loans to its peer group. The Corporation's peer group includes 416 holding companies with assets between $500 million and $1.0 billion.

Since September 2005, the Corporation has experienced an increase in the percent of loans classified as nonperforming. This is mainly being caused by the increase in nonaccrual loans. However, based on management's analysis of the allowance for loan losses, the current allowance stills falls within the acceptable range and therefore the allowance for loan losses is adequate as of September 30, 2006.

                                                Nine Months Ended
                                                   September 30
                                                -----------------
                                                  2006     2005
                                                 ------   ------
Allowance for loan losses - January 1            $6,899   $6,444
   Loans charged off
      Commercial and agricultural                   181       15
      Real estate mortgage                          166      135
      Personal                                      362      256
                                                 ------   ------
         TOTAL LOANS CHARGED OFF                    709      406
   Recoveries
      Commercial and agricultural                    98      100
      Real estate mortgage                           15       --
      Personal                                      198      148
                                                 ------   ------
         TOTAL RECOVERIES                           311      248
                                                 ------   ------
   Net loans charged off                            398      158
   Provision charged to income                      628      515
                                                 ------   ------
         ALLOWANCE FOR LOAN LOSSES -
            SEPTEMBER 30                         $7,129   $6,801
                                                 ======   ======
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS          1.36%    1.42%
                                                 ======   ======
PEER GROUP (AS OF JUNE 30, 2006 AND 2005)          1.19%    1.22%
                                                 ======   ======

NONPERFORMING LOANS

                                                    September 30
                                                -------------------
                                                  2006       2005
                                                --------   --------
Total amount of loans outstanding at
   September 30                                 $523,147   $478,816
Nonaccrual loans                                   2,272      1,208
Accruing loans past due 90 days or more            1,308      1,771
Restructured loans                                   705        542
                                                --------   --------
         TOTAL                                  $  4,285   $  3,521
                                                ========   ========
LOANS CLASSIFIED AS NONPERFORMING AS A
   % OF OUTSTANDING LOANS                           0.82%      0.74%
                                                ========   ========
PEER GROUP (AS OF JUNE 30, 2006 AND 2005)           0.49%      0.51%
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

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the following table:

                                                       Three Months Ended                Nine Months Ended
                                                -------------------------------   -------------------------------
                                                  September 30        Change        September 30        Change
                                                ---------------   -------------   ---------------   -------------
                                                 2006     2005      $       %      2006     2005      $       %
                                                ------   ------   ----   ------   ------   ------   ----   ------
Trust fees                                      $  217   $  231   $(14)   -6.1%   $  648   $  613   $ 35     5.7%
Service charges on deposit accounts                 76       67      9    13.4%      228      184     44    23.9%
Other service charges and fees
   NSF and overdraft fees                          798      711     87    12.2%    2,175    1,874    301    16.1%
   ATM and debit card fees                         144      124     20    16.1%      400      332     68    20.5%
   Freddie Mac servicing fee                       158      157      1     0.6%      475      464     11     2.4%
   All other                                        38       49    (11)  -22.4%      125      133     (8)   -6.0%
                                                ------   ------   ----   -----    ------   ------   ----   -----
   Total other service charges and fees          1,138    1,041     97     9.3%    3,175    2,803    372    13.3%
                                                ------   ------   ----   -----    ------   ------   ----   -----
Gain on sale of mortgage loans                      53       60     (7)  -11.7%      164      196    (32)  -16.3%
Title insurance revenue                            679      698    (19)   -2.7%    1,826    1,793     33     1.8%
Other
   Increase in cash value of corporate
      owned life insurance policies                102       92     10    10.9%      305      273     32    11.7%
   Brokerage and advisory fees                      51       47      4     8.5%      156      142     14     9.9%
   All other                                        90       92     (2)   -2.2%      241      280    (39)  -13.9%
                                                ------   ------   ----   -----    ------   ------   ----   -----
      Total other                                  243      231     12     5.2%      702      695      7     1.0%
                                                ------   ------   ----   -----    ------   ------   ----   -----
      TOTAL NONINTEREST INCOME                  $2,406   $2,328   $ 78     3.4%   $6,743   $6,284   $459     7.3%
                                                ======   ======   ====   =====    ======   ======   ====   =====

Since the first quarter of 2005, the Corporation has made substantial efforts to increase noninterest income. To help achieve this goal, management analyzed various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on this analysis, the Corporation made any necessary adjustments to ensure that its fee structure fell within a range of its competitors, while at the same time making sure that the fees remained fair to deposit customers. Management does not expect significant changes to its deposit fee structure for the remainder of 2006.

The competitive landscape in the Michigan title insurance industry has had both positive and negative impacts on title insurance revenues. The Corporation has seen increased title insurance activity resulting from other title insurance companies closing offices around the state as a result of the struggling Michigan economy and the decrease in volume of mortgage activity. These closures have provided the Corporation with an opportunity to take advantage of the decreased level of competition for business. However, these same factors make continued increases in revenues challenging. Management does anticipate that title insurance revenues will approximate current levels for the rest of the year.

The increase in the cash value from corporate owned life insurance policies relates to policies that had a carrying value of $11,337 as of September 30, 2006, and were included in other assets. These policies earned an average rate of 3.59% and 3.49% during the nine month periods ended September 30, 2006 and 2005, respectively. Due to their preferential tax treatment, these policies have a taxable equivalent rate of 5.43% and 5.28% as of September 30, 2006 and 2005, respectively. These policies are placed with five different insurance companies with an S & P rating of A- or better. The increase in income related to the change of the cash surrender value of the policies can be attributed to both the increases in rates and the purchase of additional policies in January 2006.

All other noninterest income includes losses on the sale of securities of $6 and $109 which occurred in the three and nine month periods ended September 30, 2006, respectively, as compared to $2 and $0 in the same periods in 2005. Management has determined that the additional interest income which will be earned from the reinvestment of the proceeds of these sales will exceed the losses recognized by approximately $25 by year end 2006.

NONINTEREST EXPENSES

Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are outlined in the following table:

                                                       Three Months Ended                   Nine Months Ended
                                                --------------------------------   -----------------------------------
                                                  September 30        Change          September 30          Change
                                                ---------------   --------------   -----------------   ---------------
                                                 2006     2005      $        %       2006      2005      $        %
                                                ------   ------   -----   ------   -------   -------   -----   -------
Compensation
   Leased employee salaries                     $2,501   $2,427   $  74     3.0%   $ 7,426   $ 7,162   $ 264      3.7%
   Leased employee benefits                        612    1,002    (390)  -38.9%     2,621     2,992    (371)   -12.4%
   All other                                        35       22      13    59.1%       114        48      66    137.5%
                                                ------   ------   -----   ------   -------   -------   -----   -------
      Total compensation                         3,148    3,451    (303)   -8.8%    10,161    10,202     (41)    -0.4%
                                                ------   ------   -----   ------   -------   -------   -----   -------
Occupancy
   Depreciation                                    103       92      11    12.0%       302       272      30     11.0%
   Property taxes                                   87       87      --     0.0%       254       261      (7)    -2.7%
   Outside services                                 77       82      (5)   -6.1%       242       236       6      2.5%
   Utilities                                        78       70       8    11.4%       242       213      29     13.6%
   Building rent                                    64       35      29    82.9%       142        91      51     56.0%
   All other                                        48       49      (1)   -2.0%       143       137       6      4.4%
                                                ------   ------   -----   ------   -------   -------   -----   -------
      Total occupancy                              457      415      42    10.1%     1,325     1,210     115      9.5%
                                                ------   ------   -----   ------   -------   -------   -----   -------
Furniture and equipment
   Depreciation                                    351      346       5     1.4%     1,072     1,026      46      4.5%
   Service contracts                               178      155      23    14.8%       541       455      86     18.9%
   Computer costs                                   73       89     (16)  -18.0%       269       270      (1)    -0.4%
   ATM and debit card fees                          60       61      (1)   -1.6%       188       185       3      1.6%
   All other                                        15       15      --     0.0%        43        41       2      4.9%
                                                ------   ------   -----   ------   -------   -------   -----   -------
      Total furniture and equipment                677      666      11     1.7%     2,113     1,977     136      6.9%
                                                ------   ------   -----   ------   -------   -------   -----   -------
Other
   SOX compliance fees                              47       42       5    11.9%       499       336     163     48.5%
   Marketing                                       174      158      16    10.1%       479       450      29      6.4%
   Audit fees                                       50       66     (16)  -24.2%       173       191     (18)    -9.4%
   All other                                     1,106    1,093      13     1.2%     3,186     3,004     182      6.1%
                                                ------   ------   -----   ------   -------   -------   -----   -------
      Other                                      1,377    1,359      18     1.3%     4,337     3,981     356      8.9%
                                                ------   ------   -----   ------   -------   -------   -----   -------
   TOTAL NONINTEREST EXPENSES                   $5,659   $5,891   $(232)   -3.9%   $17,936   $17,370   $ 566      3.3%
                                                ======   ======   =====   ======   =======   =======   =====   =======

Management is continuously analyzing noninterest expenses to determine where expenditures can be decreased or held to modest increases. Management has been fairly successful in stabilizing noninterest expenses as compared to the percentage increase in total assets.

Leased employee salaries expense has increased due to normal merit increases, and also due to the Corporation's growth in both size as well as complexity. Management does not anticipate any significant changes in leased employee salaries for the remainder of 2006.

Leased employee benefits have decreased substantially during the three and nine month periods ended September 30, 2006, when compared to the same periods in 2005. This decrease is primarily attributed to the Corporation changing medical insurance administrators. One of the benefits of the change was that the Corporation's premium payments would be capped based on the current year's projected claims. This cap allowed the Corporation to reduce its medical reserve liability by $304 in the three month period ended September 30, 2006. Leased employee benefit expenses are expected to approximate $313 a month for the rest of 2006.

Upon completion of a new branch location for the Canadian Lakes branch of Isabella Bank & Trust (IB&T), IB&T terminated a building lease for space that had previously housed the Canadian Lakes employees. Pursuant to the terms of the lease, IB&T paid $37 in one time penalties, which was included in building rent. The Corporation anticipates that the building rent for the remainder of 2006 to approximate the amounts paid in the first six months of the year.

Service contracts continue to increase significantly from year to year. These increases are a result of the Corporation reinvesting in its technological infrastructure as well as increases in fees charged by vendors. This constant reinvestment helps the Corporation maintain a competitive edge in an ever changing marketplace. Management does expect service contracts to remain at current levels for the remainder of 2006 as a significant amount of annual service contracts were renewed in June and July.

The Corporation continues to experience elevated costs associated with complying with the Sarbanes-Oxley Act of 2002 (SOX). The costs associated with compliance extend beyond the continued increases in SOX compliance fees and into other areas including compensation expense. Management is continually analyzing ways to minimize the adverse financial statement impact of SOX compliance through the streamlining of the Corporation's loan and deposit operations. The Corporation has also made staff changes in the internal audit department which are expected to decrease auditing and SOX compliance fees.

All other expenses includes consulting fees, director's fees, legal fees, postage fees, printing and supplies, title insurance expenses, as well as other miscellaneous expenses that are not individually significant. These increases are a result of overall increases in the cost of doing business.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

                                                September 30   December 31                 % Change
                                                    2006           2005      $ Change   (unannualized)
                                                ------------   -----------   --------   --------------
ASSETS
   Cash and demand deposits due from banks        $ 25,693       $ 30,825    $(5,132)       -16.65%
   Securities available for sale                   193,268        183,406      9,862          5.38%
   Mortgage loans available for sale                   656            744        (88)       -11.83%
   Loans                                           523,147        483,242     39,905          8.26%
   Allowance for loan losses                        (7,129)        (6,899)      (230)         3.33%
   Other assets                                     53,537         50,336      3,201          6.36%
                                                  --------       --------    -------        ------
         TOTAL ASSETS                             $789,172       $741,654    $47,518          6.41%
                                                  ========       ========    =======        ======

LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                                    $633,152       $592,478    $40,674          6.87%
      Other borrowed funds                          58,515         52,165      6,350         12.17%
      Escrow funds payable                           5,692          9,823     (4,131)       -42.05%
      Accrued interest and other liabilities         5,330          6,286       (956)       -15.21%
                                                  --------       --------    -------        ------
         TOTAL LIABILITIES                         702,689        660,752     41,937          6.35%
   SHAREHOLDERS' EQUITY                             86,483         80,902      5,581          6.90%
                                                  --------       --------    -------        ------
         TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                                $789,172       $741,654    $47,518          6.41%
                                                  ========       ========    =======        ======

Since December 2005, the Corporation has experienced strong loan growth. In the first nine months of 2006, commercial loans have increased $26,608 and residential real estate mortgages have increased $14,160. The increase in commercial loans was driven by the establishment of a new business development team at Isabella Bank and Trust. The increase in residential mortgage loans can be attributed to various loan specials that were offered during 2006. Management does anticipate that loan demand, particularly commercial loan demand, will remain strong for the remainder of 2006.

The Corporation, as part of its goal to increase 2006 average assets by 8.0% over 2005, also increased securities during the nine month period ended September 30, 2006. To achieve this growth, however, the Corporation experienced smaller interest margins than in the past. Management anticipates that the security portfolio will approximate current levels for the remainder of 2006.

The Corporation, through its Banks, has established a policy that all amortized fixed rate mortgage loans with maturities greater than 15 years will be sold. During the nine month period ended September 30, 2006, the Corporation sold $22,247 of mortgages as compared to $26,973 in mortgages for the same period in 2005. Management does not expect the sale of mortgages to fluctuate significantly from current levels based on current market trends and the current and projected interest rate environment.

The Corporation enjoyed a solid increase in deposits during the first nine months of 2006. A significant portion of the deposit growth came in the form of brokered and internet certificate of deposits. However, the increases in deposits were not enough to fund the increases in loans and securities. To help overcome this funding shortfall, the Corporation utilized wholesale borrowing sources such as the Federal Home Loan Bank. Management is constantly monitoring deposit account balances in an effort to maintain and increase the current customer base, as deposit account rates are typically lower than those demanded from internet and brokered deposits and wholesale borrowing sources. Management is also performing market analyses to help ensure that the Corporation's products remain attractive to consumers.

The Corporation observed a substantial decrease in escrow funds payable during the first nine months of 2006. This decrease can be attributed to Internal Revenue Code Section ( "IRC") 1031 exchange account balances being reinvested by customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are reinvested. The Corporation does anticipate that these 1031 exchange accounts will continue to decrease through 2006 as the funds are reinvested by IBT Title's customers.

LIQUIDITY

Liquidity management is designed to have adequate resources available to meet depositor and borrower discretionary demands for funds. Liquidity is also required to fund expanding operations, investment opportunities, and payment of cash dividends. The primary sources of the Corporation's liquidity are cash, cash equivalents, and available-for-sale investment securities.

As of September 30, 2006, cash and cash equivalents as a percentage of total assets equaled 3.26%, versus 4.16% as of December 31, 2005. During the first nine months of 2006, operating activities provided $1,561 of cash and financing activities provided $46,518, while investing activities used $53,211. The accumulated effect of the Corporation's operating, investing and financing activities was a $5,132 decrease in cash and cash equivalents during the first nine months of 2006.

In addition to cash and cash equivalents, investment securities available for sale are another source of liquidity. Securities available for sale were $193,268 as of September 30, 2006 and $183,406 as of December 31, 2005. In
addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by management.

CAPITAL

The capital of the Corporation consists solely of common stock, surplus, retained earnings, and accumulated other comprehensive loss. The overall capital has increased $5,581 since December 31, 2005 primarily due to corporate earnings. Accumulated other comprehensive loss decreased $473 due to unrealized gains in available-for-sale securities during 2006.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum tier 1 and tier 2 capital to average assets requirement is 6.0%. The Corporation's tier 1 and tier 2 capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less unamortized acquisition intangibles, was 11.85% as of September 30, 2006.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on- and off-balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a bank has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's ratios as of September 30, 2006:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                                                    IBT Bancorp
                                                September 30, 2006
                                                ------------------
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

Commitments to extend credit, which totaled $86,660 at September 30, 2006, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2006, the Corporation had a total of $1,733 in outstanding standby letters of credit.

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

Isabella Bank and Trust (IB&T), a subsidiary of the Corporation, sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. IB&T periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of September 30, 2006 were $1,358.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has very limited foreign exchange risk and holds no trading account assets, nor does it utilize interest rate swaps or derivatives in the management of its interest rate risk. The Corporation does have a significant amount of loans extended to borrowers involved in agricultural production. Cash flow and ability to service debt of such customers is largely dependent on growing conditions and the commodity prices for corn, soybeans, sugar beets, milk, beef and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2006. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

Quantitative Disclosures of Market Risk

                                                                  September 30, 2006                            Fair
                                          ------------------------------------------------------------------    Value
(dollars in thousands)                      2007      2008     2009     2010     2011   Thereafter    Total   09/30/06
                                          --------  -------  -------  -------  -------  ----------  --------  --------
Rate sensitive assets
   Other interest bearing assets          $  3,409  $    --  $    --  $    --  $    --    $    --   $  3,409  $  3,409
      Average interest rates                  1.31%      --       --       --       --         --       1.31%
   Fixed interest rate securities         $ 55,374  $44,316  $22,064  $14,303  $22,271    $34,940   $193,268  $193,268
      Average interest rates                  3.92%    3.71%    3.84%    4.33%    4.52%      4.58%      4.08%
   Fixed interest rate loans              $127,399  $80,772  $78,644  $58,334  $63,692    $32,735   $441,576  $436,267
      Average interest rates                  6.39%    6.38%    6.39%    6.47%    7.70%      5.94%      6.55%
   Variable interest rate loans           $ 46,872  $14,398  $13,355  $ 4,438  $ 1,603    $   905   $ 81,571  $ 81,571
      Average interest rates                  9.51%    8.85%    8.91%    9.54%    8.86%      7.63%      9.26%

Rate sensitive liabilities
   Borrowed funds                         $ 20,671  $ 3,000  $12,558  $ 4,000  $ 5,286    $13,000   $ 58,515  $ 58,547
      Average interest rates                  5.73%    3.70%    4.89%    4.11%    5.69%      4.84%      5.13%
   Savings and NOW accounts               $ 98,954  $65,802  $60,842  $19,491  $ 5,310    $    --   $250,399  $250,399
      Average interest rates                  3.37%    1.19%    0.69%    0.65%    0.78%        --       1.88%
   Fixed interest rate time deposits      $199,830  $45,448  $20,224  $28,767  $11,548    $ 1,492   $307,309  $307,036
      Average interest rates                  4.53%    4.27%    4.04%    4.49%    4.57%      5.18%      4.46%
   Variable interest rate time deposits   $    761  $   652  $    --  $    --  $    --    $    --   $  1,413  $  1,413
      Average interest rates                  4.23%    4.28%      --       --       --         --       4.25%

Quantitative Disclosures of Market Risk

                                                                  September 30, 2005                            Fair
                                          ------------------------------------------------------------------    Value
(dollars in thousands)                      2006      2007     2008     2009     2010   Thereafter    Total   09/30/05
                                          --------  -------  -------  -------  -------  ----------  --------  --------
Rate sensitive assets
   Other interest bearing assets          $  4,606  $    --  $    --  $    --  $    --    $    --   $  4,606  $  4,606
      Average interest rates                  1.88%      --       --       --       --         --       1.88%
   Fixed interest rate securities         $ 38,344  $45,593  $32,571  $15,619  $ 9,057    $33,167   $174,351  $173,322
      Average interest rates                  3.81%    3.28%    3.34%    3.55%    3.82%      3.42%      3.49%
   Fixed interest rate loans              $ 97,038  $74,027  $81,593  $50,603  $55,355    $29,472   $388,088  $408,347
      Average interest rates                  6.23%    6.02%    6.19%    5.87%    6.31%      5.97%      6.13%
   Variable interest rate loans           $ 47,607  $15,323  $18,991  $ 5,794  $ 4,069    $   781   $ 92,565  $ 92,565
      Average interest rates                  8.08%    7.71%    7.24%    7.43%    8.55%      8.46%      7.83%

Rate sensitive liabilities
   Borrowed funds                         $ 16,857  $ 4,000  $ 3,113  $ 2,500  $ 4,000    $17,312   $ 47,782  $ 47,645
      Average interest rates                  3.94%    3.59%    3.71%    3.46%    4.11%      5.11%      4.31%
   Savings and NOW accounts               $ 77,049  $77,400  $76,571  $20,810  $ 5,439    $    --   $257,269  $257,269
      Average interest rates                  2.16%    0.95%    0.80%    0.51%    0.59%      0.00%      1.22%
   Fixed interest rate time deposits      $127,447  $56,069  $29,413  $15,262  $22,589    $   818   $251,598  $252,487
      Average interest rates                  3.47%    4.13%    3.79%    3.49%    4.23%      4.67%      3.73%
   Variable interest rate time deposits   $    975  $   377  $     8  $    --  $    --    $    --   $  1,360  $  1,360
      Average interest rates                  3.05%    3.05%    3.05%      --       --         --       3.05%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2006, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, no change occurred in the Corporation's internal control over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting. The Corporation is currently evaluating what changes, if any, might be necessary in internal control arising as a result of the October 3, 2006 acquisition of the Farwell State Savings Bank.

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)  NONE

(B)  NONE

(C)  REPURCHASES OF COMMON STOCK

In October 2002, the Corporation's Board of Directors authorized the repurchase of up to $2 million of the Corporation's common stock. This authorization does not have an expiration date. Based on repurchases since October 2002, the Corporation is currently able to repurchase up to $1.7 million of its common stock or 38,636 shares under the repurchase authorization. The following table provides information as of September 30, 2006, with respect to this plan:

                                                    Total Number
                             Shares Repurchased       of Shares
                             ------------------     Purchased as
                                       Average    Part of Publicly     Maximum Shares That
                                        Price      Announced Plan    May Be Purchased Under
(Dollars in thousands)       Number   Per Share      or Program      the Plans or Programs
                             ------   ---------   ----------------   ----------------------
Balance, June 30, 2006                                                       38,636
   July 1 - 31, 2006           --        $--             --                      --
   August 1 - 31, 2006         --         --             --                      --
   September 1 - 30, 2006      --         --             --                      --
                              ---        ---            ---                  ------
Balance September 30, 2006     --        $--             --                  38,636
                              ===        ===            ===                  ======

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

                                        IBT Bancorp, Inc.


Date: October 30, 2006                  /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner
                                        Chief Executive Officer


                                        /s/ Peggy L. Wheeler
                                        ----------------------------------------
                                        Peggy L. Wheeler
                                        Principal Financial Officer

                                  Exhibit Index

Exhibit
  No.                                   Description
-------   ----------------------------------------------------------------------
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