Form 10-K
period 2006-12-31
IBT BANCORP INC /MI/
filed 2007-03-12
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

[ ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $241,615,088 as of the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares outstanding of the registrant's Common Stock (no par value) was 6,335,861 as of February 27, 2007.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

               Documents                 Part of Form 10-K Incorporated into
               ---------                 -----------------------------------
IBT Bancorp, Inc. Proxy Statement        Part III
for its Annual Meeting of Shareholders
to be held May 15, 2007

                                     PART I

ITEM 1. BUSINESS (ALL DOLLARS IN THOUSANDS)

GENERAL

IBT Bancorp, Inc. (the Corporation) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has six subsidiaries: Isabella Bank and Trust, FSB Bank, (together, "the Banks"), IBT Title and Insurance Agency, Inc. ("IBT Title"), IBT Personnel, LLC, IB&T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank and Trust has seventeen banking offices located throughout Isabella County, northeastern Montcalm County, Mecosta County and southern Clare County, all of which are located in central Michigan. FSB Bank has six banking offices in Gratiot, Clare, and Saginaw Counties. IBT Title provides title insurance, abstract searches, and closes loans in Isabella, Montcalm, Clare, Mecosta, Roscommon, and Newaygo Counties. IBT Personnel, LLC and IB & T Employee Leasing, LLC, are employee leasing companies. Financial Group Information Services renders computer services to the Corporation and it's subsidiaries. All employees of the Corporation are employed by IBT Personnel and IB & T Employee Leasing and are leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, northern Montcalm, and southern Clare counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with combined enrollment of approximately 30,000 students. The area unemployment rate is approximately 5.7% and average household income is $38.

On October 3, 2006, Farmers State Bank of Breckenridge (Farmers) acquired 100% of the Farwell State Savings Bank (Farwell). As a result of this merger, Farwell merged with and into Farmers, which was then renamed FSB Bank. The acquisition was accounted for as a purchase.

Isabella Bank and Trust sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. Isabella Bank and Trust periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of December 31, 2006 were $1,318.

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

LENDING

The Banks limit lending activities to local markets and have not purchased any loans from the secondary market. They do not make loans to fund leveraged buyouts, they have no foreign corporate or government loans, and limited holdings of corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Corporation's loan portfolio as of December 31, 2006.

LOANS BY MAJOR LENDING CATEGORY

(in thousands)                          Amount       %
                                       --------   ------
Residential real estate
   One to four family residential      $276,238    46.74%
   Construction and land development     24,412     4.13%
                                       --------   ------
      Total                             300,650    50.87%

Commercial
   Real estate                          142,464    24.10%
   Farmland                              29,223     4.94%
   Agricultural production               18,079     3.06%
   Commercial operating and other        70,237    11.88%
                                       --------   ------
      Total                             260,003    43.99%

Other consumer installment
   Other personal                        29,783     5.04%
   Credit cards                             606     0.10%
                                       --------   ------
      Total                              30,389     5.14%
                                       --------   ------
      TOTAL                            $591,042   100.00%
                                       ========   ======

First and second residential real estate mortgages are the single largest category of loans. The Corporation, through its Banks, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization of greater than 15 years are sold upon origination to the Federal Home Loan Mortgage Association ("Freddie Mac"). Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Banks' portfolios, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. The majority of the loans have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $400 require the approval of the subsidiary bank's Internal Loan Committee, Board of Directors, or its loan committee.

Construction and land development loans consist mostly of 1 to 4 family residential properties. These loans have a 6 to 9 month maturity, and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Construction loans are either converted to permanent loans at the completion of construction or are paid off from financing provided through another financial institution.

Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $8,500 on a consolidated basis at its subsidiary banks. Borrowers with credit needs of more than $8,500 are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports.

Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower's ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

In summary, because approximately 80% of the Corporation's loan portfolio is secured by real estate, a decline in real estate values driven by deteriorating state economic conditions could have an adverse impact on lending operations.

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

Isabella Bank and Trust and FSB Bank are chartered by the State of Michigan. Isabella Bank and Trust is a member of the Federal Reserve System and FSB Bank is a Federal Deposit Insurance Corporation (FDIC) member, and both of the Banks' deposits are insured by the FDIC to the extent provided by law. The Banks are members of the Federal Home Loan Bank of Indianapolis. The Banks are supervised and regulated by the Michigan Office of Financial and Insurance Services (OFIS), the Federal Reserve Board, and the FDIC. (See Regulation below.)

IBT Title, a non-banking subsidiary of IBT Bancorp, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in a similar title insurance agency, LTi Title, LLC.

PERSONNEL

As of December 31, 2006, the Corporation and its subsidiaries had 303 full-time leased employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Banks are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Banks' business. However, neither the Corporation nor the Banks are involved in any material pending litigation.

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

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and of the Banks are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve System to implement these objectives are open market operations in U.S. Treasury securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the banks cannot be predicted.

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

Under the Gramm-Leach-Bliley Act of 1999 ("GLB Act"), beginning March 13, 2000, an eligible bank holding company was able to elect to become a financial holding company and thereafter affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; activities that the Federal Reserve Board has determined to be closely related to banking; and other activities that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to a financial activity. No Federal Reserve Board approval is required for a financial holding company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as defined in the GLB Act or as determined by the Federal Reserve Board.

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

Under Michigan law, if the capital of a Michigan state chartered bank (such as the Banks) has become impaired by losses or otherwise, the Commissioner of the OFIS may require that the deficiency in capital be met by assessment upon the banks' shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock.

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

The Sarbanes-Oxley Act of 2002 ("SOX") contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, a written certification by the Corporation's principal executive and financial officer is required. This certification attests that the Corporation's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2006 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, "Controls and Procedures" for the Corporation's evaluation of its disclosure controls and procedures.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 27 and in the notes to the consolidated financial statements "Note 16 - Commitments and Other Matters" and "Note 17 - Minimum Regulatory Capital Requirements".

SUBSIDIARY BANKS

The Banks are subject to regulation and examination primarily by OFIS and are also subject to regulation and examination by the FDIC and / or the Federal Reserve Board.

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

The activities and operations of the Banks are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Truth-in-Lending Act, Truth-in-Saving and Regulation Z of the Federal Reserve Board, the Federal Bank Merger Act, and the Bank Secrecy Act.

ITEM 1A. RISK FACTORS

In the normal course of business the Corporation is exposed to various risks. These risks include credit risk, interest rate risk, liquidity risk, operational risk, compliance risk, economic risk, accounting risk, and disruption of infrastructure. These risks, if not managed correctly, could have a significant impact on earnings and capital. Management balances the Corporation's strategic goals, including revenue and profitability objectives, with associated risks through the use of policies, systems and procedures which have been adopted to identify, assess, control, monitor, and manage in each risk area. Senior management continually reviews the adequacy and effectiveness of these policies, systems, and procedures.

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

ECONOMIC CONDITIONS

An economic downturn within the Corporation's local markets, as well as downturns in the state or national markets, could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products, leading to an increase of customers who fail to pay interest or principal on their loans. Management continually monitors key economic indicators in an effort to anticipate the possible effects of downturns in the local, regional, and national economies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation's executive offices are located at 200 East Broadway, Mt. Pleasant, Michigan 48858. Isabella Bank and Trust owns 17 branches, while FSB Bank owns five branches and leases one loan production office. IBT Title owns one office, and leases four. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 45% of the Clare office, which is leased to tenants. Management continually monitors and assesses the need for expansion and / or improvement for all facilities. In management's opinion, each facility has sufficient capacity and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its Banks are not involved in any material pending legal proceedings. The Banks, because of the nature of their business, are at times subject to numerous pending and threatened legal actions that arise out of the normal course of operating their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2006 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                            Sale Price
                 Number of   Number of   ---------------
    Period         Sales       Shares      Low     High
    ------      ---------   ---------   ------   ------
     2006
First Quarter        27        19,003    $44.00   $44.00
Second Quarter       46        30,603     44.00    44.00
Third Quarter        45        13,524     44.00    44.00
Fourth Quarter       46        20,326     44.00    44.00
                    ---       -------
                    164        83,456
                    ===       =======

     2005
First Quarter        34        19,429     38.18    38.18
Second Quarter       53        59,717     38.18    38.18
Third Quarter        60        24,654     38.18    38.18
Fourth Quarter       41        25,893     38.18    40.00
                    ---       -------
                    188       129,693
                    ===       =======

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 15, 2006.

                   Per Share
                 -------------
                  2006    2005
                 -----   -----
First Quarter    $0.11   $0.10
Second Quarter    0.11    0.10
Third Quarter     0.11    0.10
Fourth Quarter    0.31    0.30
                 -----   -----
Total            $0.64   $0.60
                 =====   =====

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 6,335,861 shares are issued and outstanding as of December 31, 2006. As of that date, there were 2,576 shareholders of record.

In October 2002, the Corporation's Board of Directors authorized the repurchase of up to $2,000 in dollar value of the Corporation's common stock. This authorization does not have an expiration date. Based on repurchases since October 2002, the Corporation is currently able to repurchase up to $1,700 of its common shares under this plan. Shares repurchased revert back to the status of authorized and unissued shares. The following table provides information as of December 31, 2006, with respect to this plan:

                                                         Total Number of
                                Shares Repurchased       Shares Purchased
                              ----------------------   as Part of Publicly     Maximum Shares That
                                       Average Price      Announced Plan     May Be Purchased Under
(Dollars in thousands)        Number     Per Share          or Program        the Plans or Programs
----------------------        ------   -------------   -------------------   ----------------------
Balance, September 30, 2006                                                          38,636
   October 1 - 31, 2006          --         $--                 --                       --
   November 1 - 30, 2006         --          --                 --                       --
   December 1 - 31, 2006         --          --                 --                       --
                                ---         ---                ---                   ------
Balance December 31, 2006        --         $--                 --                   38,636
                                ===         ===                ===                   ======

Information concerning Securities Authorized for Issuance Under Equity Compensation Plans appears under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" included elsewhere in this annual report on Form 10-K.

STOCK PERFORMANCE

The following graph compares the cumulative total shareholder return on Corporation common stock for the last five years with the cumulative total return on (1) the NASDAQ Stock Market Index, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Bank Stock Index, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation and each index was $100 at December 31, 2001 and all dividends are reinvested.

                   STOCK PERFORMANCE FIVE-YEAR TOATAL RETURN

                              (PERFORMANCE GRAPH)

The dollar values for total shareholder return plotted in the graph above are shown in the table below:

                       COMPARISON FO FIVE YEAR CUMULATIVE
                     AMONG IBT BANCORP, NASDAQ STOCK MARKET,
                              AND NASDAQ BANK STOCK

   YEAR      IBT BANCORP   NASDAQ   NASDAQ BANKS
   ----      -----------   ------   ------------
12/31/2001      100.0       100.0       100.0
12/31/2002      117.0        68.7        98.3
12/31/2003      135.9       103.6       129.0
12/31/2004      159.4       113.7       144.8
12/31/2005      169.6       116.2       148.2
12/31/2006      189.2       132.4       169.2

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

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    2006       2005       2004       2003       2002
                                                  --------   --------   --------   --------   --------
INCOME STATEMENT DATA
   Total interest income                          $ 44,709   $ 36,882   $ 33,821   $ 35,978   $ 38,161
   Net interest income                              24,977     23,909     23,364     23,528     22,905
   Provision for loan losses                           682        777        735      1,455      1,025
   Net income                                        7,001      6,776      6,645      7,205      6,925
BALANCE SHEET DATA
   End of year assets                             $910,127   $741,654   $678,034   $664,079   $652,717
   Daily average assets                            800,174    700,624    675,157    659,323    623,507
   Daily average deposits                          639,046    576,091    567,145    563,600    549,970
   Daily average loans/net                         515,539    459,310    430,854    399,008    390,613
   Daily average equity                             91,964     74,682     70,787     65,770     59,540
PER SHARE DATA (1)
   Earnings per share
      Basic                                       $   1.23   $   1.25   $   1.24   $   1.36   $   1.33
      Diluted                                         1.19       1.25       1.24       1.36       1.33
   Cash dividends                                     0.64       0.60       0.57       0.55       0.50
   Book value (at year end)                          18.27      14.78      13.48      12.94      12.09
FINANCIAL RATIOS
   Shareholders' equity to assets (at year end)      12.72%     10.91%     10.71%     10.38%      9.71%
   Return on average equity                           7.61       9.07       9.39      10.95      11.63
   Cash dividend payout to net income                53.89      48.02      46.20      39.99      37.33
   Return on average assets                           0.87       0.97       0.98       1.09       1.11

                                                 2006                                  2005
                                 ------------------------------------   ---------------------------------
                                   4th       3rd       2nd       1st      4th      3rd      2nd      1st
                                 -------   -------   -------   ------   ------   ------   ------   ------
Quarterly Operating Results:
   Total interest income         $12,754   $11,312   $10,675   $9,968   $9,832   $9,439   $8,983   $8,628
   Interest expense                5,980     5,164     4,526    4,062    3,719    3,425    3,064    2,765
                                 -------   -------   -------   ------   ------   ------   ------   ------
   Net interest income             6,774     6,148     6,149    5,906    6,113    6,014    5,919    5,863
   Provision for loan losses          54       245       216      167      262      196      109      210
   Noninterest income              2,354     2,405     2,336    2,001    2,192    2,328    2,099    1,857
   Noninterest expenses            6,537     5,659     5,969    6,308    5,514    5,891    5,622    5,857
   Net income                      1,962     2,031     1,794    1,214    1,924    1,744    1,765    1,343
Per Share of Common Stock: (1)
   Earnings per share
      Net income                 $  0.31   $  0.37   $  0.33   $ 0.22   $ 0.35   $ 0.32   $ 0.33   $ 0.25
      Diluted                       0.30      0.36      0.32     0.21     0.35     0.32     0.33     0.25
   Cash dividends                   0.31      0.11      0.11     0.11     0.30     0.10     0.10     0.10
   Book value (at quarter end)     18.27     15.69     15.14    14.92    14.78    14.02    13.85    13.42

(1) Retroactively restated for the 10% stock dividend paid on February 15, 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IBT BANCORP FINANCIAL REVIEW
(All dollars in thousands)

The following is management's discussion and analysis of the financial condition and results of operations for IBT Bancorp, Inc. (the Corporation). This discussion and analysis is intended to provide a better understanding of the financial statements and statistical data included elsewhere in the Annual Report. The Corporation's significant acquisition during 2006 was accounted for as a purchase transaction, and as such, the related results of operations are included from the date of acquisition. See "Note 2 - Business and Acquisition" in the accompanying Notes to the Consolidated Financial Statements included elsewhere in the report.

CRITICAL ACCOUNTING POLICY: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements. Of these significant accounting policies, the Corporation considers its policy regarding the allowance for loan losses to be its most critical accounting policy.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allocation of the Allowance for Loan Losses.

          DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY

                     INTEREST RATE AND INTEREST DIFFERENTIAL

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank Equity holdings which are restricted are included in Other Assets.

                                                   2006                           2005                           2004
                                      -----------------------------  -----------------------------  -----------------------------
                                                    Tax     Average                Tax     Average                Tax     Average
                                       Average  Equivalent   Yield\   Average  Equivalent   Yield\   Average  Equivalent   Yield\
                                       Balance   Interest     Rate    Balance   Interest     Rate    Balance   Interest     Rate
                                      --------  ----------  -------  --------  ----------  -------  --------  ----------  -------
INTEREST EARNING ASSETS:
   Loans                              $522,726    $36,575    7.00%   $466,001    $30,682    6.58%   $437,438    $27,801    6.36%
   Taxable investment securities       123,316      4,948    4.01%    106,025      3,487    3.29%    114,806      3,696    3.22%
   Non-taxable investment securities    75,712      4,423    5.84%     63,271      3,818    6.03%     55,882      3,206    5.74%
   Federal funds sold                    2,762        139    5.03%      3,882        116    2.99%      4,516         30    0.66%
   Other                                 5,012        250    4.99%      5,060        199    3.93%      2,978        178    5.98%
                                      --------    -------    ----    --------    -------    ----    --------    -------    ----
      Total earning assets             729,528     46,335    6.35%    644,239     38,302    5.95%    615,620     34,911    5.67%
NON EARNING ASSETS:
   Allowance for loan losses            (7,187)                        (6,691)                        (6,584)
   Cash and due from banks              24,351                         19,955                         23,831
   Premises and equipment               17,690                         17,544                         18,147
   Accrued income and other assets      35,792                         25,577                         24,143
                                      --------                       --------                       --------
      Total assets                    $800,174                       $700,624                       $675,157
                                      ========                       ========                       ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits   $105,476      1,664    1.58%   $103,684      1,001    0.97%   $106,471        569    0.53%
   Savings deposits                    158,327      2,675    1.69%    157,238      1,571    1.00%    157,819        872    0.55%
   Time deposits                       301,593     12,825    4.25%    245,559      8,802    3.58%    238,323      7,950    3.34%
   Other borrowed funds                 53,256      2,568    4.82%     37,209      1,599    4.30%     27,328      1,066    3.90%
                                      --------    -------    ----    --------     ------    ----    --------     ------    ----
      Total interest bearing
         liabilities                   618,652     19,732    3.19%    543,690     12,973    2.39%    529,941     10,457    1.97%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                      73,650                         69,610                         64,531
   Other                                15,908                         12,642                          9,898
   Shareholders' equity                 91,964                         74,682                         70,787
                                      --------                       --------                       --------
      Total liabilities and equity    $800,174                       $700,624                       $675,157
                                      ========                       ========                       ========
Net interest income (FTE)                         $26,603                        $25,329                        $24,454
                                                  =======                        =======                        =======
                                                             ----                           ----                           ----
   Net yield on interest earning
      assets (FTE)                                           3.65%                          3.93%                          3.97%
                                                             ====                           ====                           ====

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,172 in 2006, $1,142 in 2005, and $1,102 in 2004. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                               2006 Compared to 2005        2005 Compared to 2004
                                            Increase (Decrease) Due to   Increase (Decrease) Due to
                                            --------------------------   --------------------------
                                             Volume    Rate      Net      Volume    Rate      Net
                                             ------   ------   ------     ------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                     $3,889   $2,004   $5,893     $1,857   $1,024   $2,881
   Taxable investment securities                622      839    1,461       (287)      78     (209)
   Nontaxable investment securities             730     (125)     605        440      172      612
   Federal funds sold                           (40)      63       23         (5)      91       86
   Other                                         (2)      53       51         96      (75)      21
                                             ------   ------   ------     ------   ------   ------
      Total changes in interest income        5,199    2,834    8,033      2,101    1,290    3,391

CHANGES IN INTEREST EXPENSE:
   Interest bearing demand deposits              18      645      663        (15)     447      432
   Savings deposits                              11    1,093    1,104         (3)     702      699
   Time deposits                              2,215    1,808    4,023        247      605      852
   Other borrowings                             755      214      969        416      117      533
                                             ------   ------   ------     ------   ------   ------
      Total changes in interest expense       2,999    3,760    6,759        645    1,871    2,516
                                             ------   ------   ------     ------   ------   ------
      Net change in interest margin (FTE)    $2,200   $ (926)  $1,274     $1,456   $ (581)  $  875
                                             ======   ======   ======     ======   ======   ======

As shown in the preceding tables, the Corporation has experienced steady decreases in the net yield on interest earning assets since 2004. The main contributing factors to this decrease are primarily attributed to the following:

     -    The current yield curve environment.

     - The fact that the rates paid on interest bearing liabilities have increased at a faster rate than those earned on interest earning assets.

     - The Corporation's increased reliance on higher cost time deposits and other borrowed funds.

The Corporation, as well as all other financial institutions, has been coping with an essentially flat yield curve since the third quarter of 2005. This flat yield curve has encouraged customers to invest their funds in short term deposits and to borrow long term with fixed rate loans. Banks typically make money through the assumption of credit and interest rate risk. Interest rate risk is related to borrowing funds short term and investing them long term. The current yield curve, however, has provided the Corporation with little opportunity to do this effectively. During much of 2006, the yield curve was inverted, which means that short term rates were actually higher than long term rates. The current yield curve has also been the main reason why the rates paid on interest bearing liabilities have risen faster than those earned on interest earning assets.

Overall net interest income increased $1,274 for the year ended December 31, 2006 when compared to the same period in 2005. A 13.5% increase in interest earning assets and interest bearing liabilities provided $2,200 in additional net interest income in 2006. Net interest income decreased $926 as a result of interest rate changes. During 2006, the rates paid on interest bearing liabilities increased 0.80%, while those earned on interest earning assets increased 0.40%. The decline in interest rate spread is a direct result of a sharp increase in high cost funding sources such as certificates of deposit and other borrowed funds. The increase in the cost of these deposits in relation to other sources is a result of intense deposit competition.

To offset the decreases in interest income from the unfavorable rate environment, the Corporation has taken a measured growth posture. Most of this growth has come in the form of commercial loans. This growth has allowed the Corporation to increase net interest income through volume.

When management looks forward to 2007, it will be a challenging year as far as interest rates are concerned. The driving force behind this continues to be the yield curve. Management does not anticipate the yield curve will normalize in the first six months of 2007. As a result of this condition, the Corporation does not anticipate any significant relief in interest rate pressure any time soon. To help offset the decline in income due to rates, the Corporation will continue to grow its balance sheet, while accepting smaller interest rate margins.

As shown in the above tables, when comparing year ending December 31, 2005 to 2004, fully taxable equivalent (FTE) net interest income increased $875 or 3.58%. An increase of 4.65% in average interest earning assets provided $2,101 of FTE interest income. The majority of this growth was funded by a 2.59% increase in interest bearing liabilities, resulting in $645 of additional interest expense. Overall, changes in volume resulted in $1,456 in additional FTE interest income. The average FTE interest rate earned on assets increased by 0.28%, increasing FTE interest income by $1,290, and the average rate paid on deposits and borrowings increased by 0.42%, increasing interest expense by $1,871. The net change related to interest rates earned and paid was a $581 decrease in FTE net interest income.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the current period loan cost associated with maintaining an appropriate allowance for loan losses. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses. The provision for loan losses for each period is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas.

The following schedule shows the composition of the provision for loan losses and the allowance for loan losses.

                                                                    Year Ended December 31
                                                     ----------------------------------------------------
                                                       2006       2005       2004       2003       2002
                                                     --------   --------   --------   --------   --------
Allowance for loan losses - January 1                $  6,899   $  6,444   $  6,204   $  5,593   $  5,471
Allowance of acquired bank                                726         --         --         --         --
   Loans charged off
      Commercial and agricultural                         368        101        561        578        506
      Real estate mortgage                                252        166         --        117        236
      Consumer                                            529        376        374        445        460
                                                     --------   --------   --------   --------   --------
         TOTAL LOANS CHARGED OFF                        1,149        643        935      1,140      1,202
   Recoveries
      Commercial and agricultural                         136        105        191         93        140
      Real estate mortgage                                 53         --         62         29         18
      Consumer                                            258        216        187        174        141
                                                     --------   --------   --------   --------   --------
         TOTAL RECOVERIES                                 447        321        440        296        299
                                                     --------   --------   --------   --------   --------
   Net loans charged off                                  702        322        495        844        903
   Provision charged to income                            682        777        735      1,455      1,025
                                                     --------   --------   --------   --------   --------
         ALLOWANCE FOR LOAN LOSSES - DECEMBER 31     $  7,605      6,899      6,444      6,204      5,593
                                                     ========   ========   ========   ========   ========
YTD AVERAGE LOANS                                    $522,726   $466,001   $437,438   $404,453   $396,234
                                                     ========   ========   ========   ========   ========
NET LOANS CHARGED OFF TO AVERAGE LOANS OUTSTANDING       0.13%      0.07%      0.11%      0.21%      0.23%
                                                     ========   ========   ========   ========   ========
YEAR END LOANS                                       $591,042   $483,242   $452,895   $421,860   $390,860
                                                     ========   ========   ========   ========   ========
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS                1.29%      1.43%      1.42%      1.47%      1.43%
                                                     ========   ========   ========   ========   ========

Despite increases in the net loans charged off to average loans, nonperforming loans as a percentage of total loans, and continued growth in the loan portfolio, the Corporation decreased its provision charged to income in 2006, which corresponded with a decrease in the allowance for loan losses as a percentage of loans. The primary factor affecting the decline in the allowance as a percentage of loans was the acquisition of The Farwell State Savings Bank and the mix of the loan portfolio that was purchased. Management also believes its conservative credit underwriting standards have allowed the Corporation, to date, to avoid significant credit losses. Management will continue to closely monitor its overall credit quality during 2007.

Based on management's analysis of the allowance for loan losses, the calculated range for the required allowance was $5,626 to $8,428. As such, the allowance for loan losses of $7,605 is considered adequate as of December 31, 2006.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to reflect for the probability of losses being incurred within the following categories as of December 31:

                              2006                 2005                 2004                 2003                 2002
                      -------------------  -------------------  -------------------  -------------------  -------------------
                                    %                    %                    %                    %                    %
                                  of Each              of Each              of Each              of Each              of Each
                                 Category             Category             Category             Category             Category
                      Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total  Allowance  to Total
                        Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                      ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------
Commercial and
   agricultural         $2,687     43.3%     $2,771     46.9%     $2,634     42.3%     $2,140     41.5%     $1,868     44.1%
Real estate mortgage     1,367     50.9%      1,192     46.8%      1,463     50.5%      1,584     47.8%      1,649     45.5%
Consumer installment     2,434      5.1%      2,286      5.8%      1,606      6.6%      1,614      9.6%      1,679      9.7%
Impaired loans             594      0.7%        184      0.5%        304      0.6%        622      1.1%        103      0.7%
Unallocated                523      0.0%        466      0.0%        437      0.0%        244      0.0%        294      0.0%
                        ------    -----      ------    -----      ------    -----      ------    -----      ------    -----
Total                   $7,605    100.0%     $6,899    100.0%     $6,444    100.0%     $6,204    100.0%     $5,593    100.0%
                        ======    =====      ======    =====      ======    =====      ======    =====      ======    =====

NONPERFORMING ASSETS

Loans are generally placed on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is generally reversed from income or charged off against the allowance for loan losses. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where a concession has been granted on either principal or interest paid due to financial difficulties of the borrower. Other real estate owned (OREO) consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

The following table presents our nonperforming assets for the past five years:

                                                        Year Ended December 31
                                              ------------------------------------------
                                               2006     2005     2004     2003     2002
                                              ------   ------   ------   ------   ------
Nonaccrual loans                              $3,444   $1,375   $1,900   $4,121   $2,484
Accruing loans past due 90 days or more        1,185    1,058      702    1,380    1,840
Restructured loans                               697      725      686       --      479
                                              ------   ------   ------   ------   ------
   TOTAL NONPERFORMING LOANS                   5,326    3,158    3,288    5,501    4,803
Other real estate owned                          562      122       40      552      485
                                              ------   ------   ------   ------   ------
   TOTAL NONPERPERFORMING ASSETS              $5,888   $3,280   $3,328   $6,053   $5,288
                                              ======   ======   ======   ======   ======
NONPERFORMING LOANS AS A % OF TOTAL LOANS       0.90%    0.65%    0.73%    1.30%    1.23%
                                              ======   ======   ======   ======   ======
NONPERFORMING ASSETS AS A % OF TOTAL ASSETS     0.65%    0.44%    0.49%    0.91%    0.81%
                                              ======   ======   ======   ======   ======

Nonaccrual loans increased $2,069 from 2005. This included one large credit for $1,069 with the remaining increase due to an increase in the number of loans being placed on nonaccrual as of December 31, 2006 compared to December 31, 2005. Management has evaluated such loans and believes the valuation allowance related to impaired loans to be adequate.

As of December 31, 2006, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

NONINTEREST INCOME

                                                                    Year Ended December 31
                                                  ----------------------------------------------------------
                                                                         Change                    Change
                                                                    ---------------            -------------
                                                   2006     2005      $        %       2004      $       %
                                                  ------   ------   -----   -------   ------   -----   -----
Service charges and fee income
   NSF and overdraft fees                         $2,950   $2,586   $ 364      14.1%  $2,310   $ 276    11.9%
   Trust                                             866      828      38       4.6%     714     114    16.0%
   Freddie Mac servicing fee                         635      619      16       2.6%     631     (12)   -1.9%
   ATM and debit card fees                           545      452      93      20.6%     545     (93)  -17.1%
   Service charges on deposit accounts               315      247      68      27.5%     254      (7)   -2.8%
   All other                                         179      196     (17)     -8.7%     281     (85)  -30.2%
                                                  ------   ------   -----   -------   ------   -----   -----
      Total service charges and fees               5,490    4,928     562      11.4%   4,735     193     4.1%
Gain on sale of mortgage loans                       207      270     (63)    -23.3%     477    (207)  -43.4%
Title insurance revenue                            2,389    2,351      38       1.6%   1,957     394    20.1%
Other
   Increase in cash value of corporate
      owned life insurance policies                  404      364      40      11.0%     245     119    48.6%
   Brokerage and advisory fees                       213      187      26      13.9%     206     (19)   -9.2%
   (Loss) gain on sale of investment securities     (112)       2    (114)  -5700.0%     106    (104)  -98.1%
   All other                                         507      374     133      35.6%     439     (65)  -14.8%
                                                  ------   ------   -----   -------   ------   -----   -----
      Total other                                  1,012      927      85       9.2%     996     (69)   -6.9%
                                                  ------   ------   -----   -------   ------   -----   -----
      TOTAL NONINTEREST INCOME                    $9,098   $8,476   $ 622       7.3%  $8,165   $ 311     3.8%
                                                  ======   ======   =====   =======   ======   =====   =====

Over the past two years, the Corporation has seen substantial increases in service charges and fee income. These increases have mainly been driven by increases in NSF and overdraft fees which are the result of the Banks increasing the per item overdraft fees that they charge their customers. The increases in service charges on deposit accounts have been the result of the Banks continued effort to align their service charges with those of their competitors. Management does not expect service charges and fees to increase substantially in 2007 as they do not anticipate raising the per item fee charge for NSF items, which is the largest component of service charges and fees.

The Corporation, as well as all other financial institutions, has observed a substantial softening of the residential mortgage market since the market's peak in 2003. The decreased loan demand has increased the level of competition for mortgage loans as well as for title insurance services. This decreased demand has been the contributing factor to the decrease in the gain on sale of mortgage loans. This increased competition has also forced some title insurance companies to close. IBT Title and Insurance Agency's financial strength has allowed it to not only keep its doors open, but actually increase its market share. While management does anticipate title insurance revenues to increase in 2007, the Corporation does not expect the gain on sale of mortgage loans to fluctuate significantly from current levels.

The increase in the cash value of corporate owned life insurance policies is a result of the Corporation buying new policies in 2006. During 2006, the Corporation had an average investment of $11,549 in bank-owned life insurance, as compared to $10,335 in 2005. The average net rate earned on the investment was approximately 3.50% in 2006 (versus 3.52% in 2005) and, because of the instruments' tax free accumulation of earnings have a taxable equivalent rate of 5.30% and 5.34% as of December 31, 2006 and 2005, respectively. The rates on these contracts are adjustable annually on their anniversary date. These policies are placed with five different insurance companies with an S & P rating of A- or better. Management does not anticipate any significant additions to corporate owned life insurance policies in 2007.

The large losses on the sale of investment securities available for sale is a result of the Corporation examining its investment portfolio in the second quarter of 2006 and determining that there were securities that could be sold at a loss and reinvested at a high enough rate to offset the loss on the sale with increases in interest income by the end of the year. Management will continue to monitor the investment security portfolio and continue to sell securities if the proceeds can be reinvested in securities at higher rates to earn additional interest income to offset the realized losses in the current year.

The increase in all other income is primarily the result of the following factors. During April 2006, the Corporation sold its consumer credit card portfolio, which resulted in a one time gain of $82. Another major component of the increase was the result of a renegotiated contract with the Corporation's primary check provider which amounted to a $34 recovery for 2006. Management does not anticipate any significant changes in all other income during 2007.

There was a $311 or 3.8% increase in noninterest income during 2005 when compared to 2004. Significant changes during 2005 include a $193 increase in service charges and fees, a $394 increase from the sale of title insurance and related services, a $207 decrease from the gain on sale of mortgage loans, and a $69 decrease in other income.

The decrease in gain on sale of mortgage loans is a result of the Corporation selling $38,624 of mortgages during 2005 versus $55,055 of mortgages during 2004.

During 2005, the Corporation had an average investment of $10,300 in bank-owned life insurance, a $365 increase over 2004. The average net rate earned on the investment was approximately 3.52% in 2005(versus 4.1% in 2004) and, because of the instruments' tax free accumulation of earnings have a taxable equivalent rate of 5.34%. The rates on these contracts are adjustable annually on their anniversary date. These policies are placed with five different insurance companies with an S & P rating of A- or better.

NONINTEREST EXPENSES

                                                         Year Ended December 31
                                      -----------------------------------------------------------
                                                              Change                    Change
                                                          -------------             -------------
                                        2006      2005       $       %      2004      $       %
                                      -------   -------   ------   ----   -------   -----   -----
Compensation
   Leased employee salaries           $10,105   $ 9,610   $  495    5.2%  $ 9,371   $ 239     2.6%
   Leased employee benefits             3,608     3,846     (238)  -6.2%    3,233     613    19.0%
   All other                              156        92       64   69.6%       81      11    13.6%
                                      -------   -------   ------   ----   -------   -----   -----
      Total compensation               13,869    13,548      321    2.4%   12,685     863     6.8%
                                      -------   -------   ------   ----   -------   -----   -----
Occupancy
   Depreciation                           412       363       49   13.5%      332      31     9.3%
   Outside services                       334       306       28    9.2%      268      38    14.2%
   Property taxes                         322       308       14    4.5%      286      22     7.7%
   Utilities                              320       289       31   10.7%      262      27    10.3%
   Building rent                          163       125       38   30.4%      103      22    21.4%
   Building repairs                       129       114       15   13.2%      163     (49)  -30.1%
   All other                               50        48        2    4.2%       90     (42)  -46.7%
                                      -------   -------   ------   ----   -------   -----   -----
      Total occupancy                   1,730     1,553      177   11.4%    1,504      49     3.3%
                                      -------   -------   ------   ----   -------   -----   -----
Furniture and equipment
   Depreciation                         1,440     1,372       68    5.0%    1,220     152    12.5%
   Service contracts                      716       620       96   15.5%      605      15     2.5%
   Computer costs                         385       353       32    9.1%      445     (92)  -20.7%
   ATM and debit card fees                263       247       16    6.5%      178      69    38.8%
   All other                               64        65       (1)  -1.5%       36      29    80.6%
                                      -------   -------   ------   ----   -------   -----   -----
      Total furniture and equipment     2,868     2,657      211    7.9%    2,484     173     7.0%
                                      -------   -------   ------   ----   -------   -----   -----
Other
   Audit and SOX compliance fees        1,010       606      404   66.7%      990    (384)  -38.8%
   Marketing                              697       624       73   11.7%      522     102    19.5%
   Directors fees                         584       604      (20)  -3.3%      613      (9)   -1.5%
   Printing and supplies                  377       431      (54)  -12.5%     433      (2)   -0.5%
   Education and travel                   360       258      102   39.5%      202      56    27.7%
   Postage                                304       264       40   15.2%      275     (11)   -4.0%
   Consulting                             208       172       36   20.9%      259     (87)  -33.6%
   All other                            2,466     2,167      299   13.8%    2,304    (137)   -5.9%
                                      -------   -------   ------   ----   -------   -----   -----
      Total other                       6,006     5,126      880   17.2%    5,598    (472)   -8.4%
                                      -------   -------   ------   ----   -------   -----   -----
      TOTAL NONINTEREST EXPENSES      $24,473   $22,884   $1,589    6.9%  $22,271   $ 613     2.8%
                                      =======   =======   ======   ====   =======   =====   =====

The Corporation has seen moderate increases in compensation expense over the past three years. The increases in leased employee salaries are a result of regular merit increases as well as increases in staffing levels due to the acquisitions of Milltown Title, LLC, and the Farwell State Savings Bank. During 2006, leased employee benefits decreased from the prior year as a result of a change in the Corporation's medical insurance plan and administrator. The increases in all other compensation expenses are a result of the Corporation developing new incentive plans in 2006. Management does anticipate that total compensation expense will moderately increase throughout 2007.

Occupancy expenses have increased as a result of various factors. Depreciation expense has increased mainly as a result of the new Canadian Lakes Branch being completed in 2006. The opening of this new office also increased building rent expense as Isabella Bank and Trust was operating in a leased building and as they terminated the lease they incurred termination costs. Outside services and utilities expenses have been steadily increasing over the past three years as a result of the Corporation's continued growth as well as increases in the cost of the services provided. Management expects occupancy expenses to moderately increase in 2007 due to the factors noted above.

Furniture and equipment expenses have steadily increased over the past three years as a result of growth, both in the Corporation's size as well as in the Corporation's complexity. To help maintain a competitive advantage in the market, management is continually analyzing new ways to improve customer service as well as to increase operating efficiency. To help maximize these goals, management has made significant investments in various software platforms which have resulted in increases in depreciation expense, service contracts, and computer costs. However, management is confident that these purchases will continue to provide shareholder value for years to come. As the Corporation has adopted a growth strategy, management does anticipate the furniture and equipment expenses will continue to increase.

As shown in the preceding table, 2006 audit and SOX compliance fees have increased substantially compared to 2005. This is a result of a substantial portion of the 2005 year end audit procedures being performed in 2006 and a considerable portion of the 2006 year end audit procedures being performed before December 31, 2006.

Management has taken the following steps to improve cost efficiencies related to SOX compliance fees:

     - Hired a new Vice President of Auditing. This action has allowed the Corporation to decrease its reliance on sub contracted audit staff.

     - Management has worked to consolidate duplicate processes of the bank subsidiaries and reevaluate identified key controls.

As a result of these changes and other considerations, management anticipates that SOX compliance fees will decrease in 2007.

One of the most important things every business needs to do is to let prospective customers know about the products and services they offer. IBT Bancorp is no exception. To help increase the effectiveness of its marketing expenditures, Isabella Bank and Trust hired a marketing consultant. The fees paid to this consultant were recorded as a marketing expense. This consultant helped the bank develop a marketing strategy as well as numerous successful marketing campaigns. Isabella Bank and Trust anticipates that it will continue to utilize the services of this firm throughout 2007.

The increases in education and travel are the result of the Corporation's increased level of commitment to attracting, developing, and retaining the highest level of personnel. This investment in staff members of all levels has been a significant factor in the Corporation's continued success. One of the largest components of the increase in 2006 was management's decision to develop a leadership program with the Dale Carnegie Leadership Institute. The Corporation believes that this program is integral to its success and as such, will continue offering the program in the future.

Management realizes that as the IBT Bancorp family of companies grows, it must develop a corporate identity. To help develop this corporate identity, the Corporation began a branding campaign in late 2006, which resulted in an increase in consulting expenses. This campaign will continue throughout 2007.

The increase in all other expenses in 2006 is made up of various cost factors, none of which are individually significant.

Noninterest expenses increased $613 during 2005 when compared to 2004. Compensation and benefits increased $863, occupancy and furniture and equipment expenses increased $222, and other expenses including charitable donations decreased $472.

The $863 increase in compensation and benefits included a 2.62% increase in salaries expense and a 18.95% increase in benefits expense. The majority of the increase in benefit expense is related to a $466 increase in medical expenses, which was the result of higher than normal medical claims in 2005, and a $96 increase in pension expenses and other retirement expenses. The Corporation continues to evaluate medical costs and is researching alternatives to minimize the effects of escalating health care costs.

The $222 increase in occupancy and furniture and equipment expenses includes increases in depreciation expense, ATM and debit card fees, and other expenses. These increases were partially offset by decreases in computer costs. Of the $183 increase in depreciation, $152 relates to an increase in furniture and equipment depreciation, as a result of the Corporation investing in new computer software in 2005 and 2004.

The $472 decrease in other expenses is mainly the result of a significant decrease in audit and SOX compliance fees as a result of a substantial portion of the 2005 year end audit procedures being performed in 2006.

FEDERAL INCOME TAXES

Federal income tax expense for 2006 was $1,919 or 21.5% of pre-tax income compared to $1,948 or 22.3% of pre-tax income in 2005 and $1,878 or 22.0% in 2004. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note 13, "Federal Income Taxes", in the Notes to the accompanying Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

As shown in the following tables, the Corporation enjoyed another year of solid asset growth. This growth was significantly effected by the October, 3 2006 acquisition of the Farwell State Savings Bank (Farwell), but was also the result of the Corporation continuing an aggressive growth strategy.

                                                     Consolidated                    Consolidated
                                         Farwell      12/31/2006    ----------------------------------------------
                                       Acquisition    w/o Farwell   12/31/2006   12/31/2005    $ Change   % Change
                                       -----------   ------------   ----------   ----------   ---------   --------
ASSETS
   Cash and cash equivelants            $  5,281       $ 26,078      $ 31,359     $ 30,825    $    534       1.73%
   Securities available for sale          17,166        196,284       213,450      183,406      30,044      16.38%
   Mortgage loans available for sale          --          2,734         2,734          744       1,990     267.47%
   Loans                                  64,130        526,912       591,042      483,242     107,800      22.31%
   Allowance for loan losses                (726)        (6,879)       (7,605)      (6,899)       (706)     10.23%
   Bank premises and equipment               907         19,847        20,754       16,971       3,783      22.29%
   Other assets                           26,136         32,257        58,393       33,365      25,028      75.01%
                                        --------       --------      --------     --------    --------     ------
         TOTAL ASSETS                   $112,894       $797,233      $910,127     $741,654    $168,473      22.72%
                                        ========       ========      ========     ========    ========     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                          $ 73,338       $652,502      $725,840     $592,478    $133,362      22.51%
      Other borrowed funds                    --         58,303        58,303       52,165       6,138      11.77%
      Escrow funds payable                    --          2,416         2,416        9,823      (7,407)    -75.40%
      Accrued interest and other
         liabilities                       1,114          6,705         7,819        6,286       1,533      24.39%
                                        --------       --------      --------     --------    --------     ------
         TOTAL LIABILITIES                74,452        719,926       794,378      660,752     133,626      20.22%
   SHAREHOLDERS' EQUITY                   38,442         77,307       115,749       80,902      34,847      43.07%
                                        --------       --------      --------     --------    --------     ------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY        $112,894       $797,233      $910,127     $741,654    $168,473      22.72%
                                        ========       ========      ========     ========    ========     ======

The following table outlines the growth in the Corporation's balance sheet excluding the increase in net assets as a result of the 2006 Farwell acquisition.

                                               $ Change   % Change
                                               --------   --------
ASSETS
   Cash and cash equivelants                   $(4,747)    -15.40%
   Securities available for sale                12,878       7.02%
   Mortgage loans available for sale             1,990     267.47%
   Loans                                        43,670       9.04%
   Allowance for loan losses                        20      -0.29%
   Bank premises and equipment                   2,876      16.95%
   Other assets                                 (1,108)     -3.32%
                                               -------     ------
         TOTAL ASSETS                          $55,579       7.49%
                                               =======     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                                 $60,024      10.13%
      Other borrowed funds                       6,138      11.77%
      Escrow funds payable                      (7,407)    -75.40%
      Accrued interest and other liabilities       419       6.67%
                                               -------     ------
         TOTAL LIABILITIES                      59,174       8.96%
   SHAREHOLDERS' EQUITY                         (3,595)     -4.44%
                                               -------     ------
         TOTAL LIABILITIES AND SHAREHOLDERS'
            EQUITY                             $55,579       7.49%
                                               =======     ======

A discussion of changes in balance sheet amounts by major categories follows.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. Securities held to maturity in 2004, which were stated at amortized cost, consisted mostly of local municipal bond issues, and U.S. Agencies. All securities are currently classified as available-for-sale and are stated at fair value. The increase in securities in 2006 is consistent with the Corporation's overall growth.

The following is a schedule of the carrying value of investment securities available for sale and held to maturity:

                                                   December 31
                                          ------------------------------
                                            2006       2005       2004
                                          --------   --------   --------
Available for sale
   U.S. Government and federal agencies   $ 69,020   $ 52,913   $ 51,279
   States and political subdivisions       112,754     95,435     84,632
   Corporate                                11,053     13,220      4,754
   Mortgage-backed                          20,623     21,838     21,365
                                          --------   --------   --------
      TOTAL                               $213,450   $183,406   $162,030
                                          ========   ========   ========
Held to maturity
   Mortgage-backed                        $     --   $     --   $      3
   States and political subdivisions            --         --        520
                                          --------   --------   --------
      TOTAL                               $     --   $     --   $    523
                                          ========   ========   ========

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

The following is a schedule of maturities of each category of investment securities (at carrying value) and their weighted average yield as of December 31, 2006. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 34%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

                                                                        Maturing
                                          ---------------------------------------------------------------------
                                                               After One          After Five
                                                                Year But           Years But
                                               Within            Within             Within            After
                                              One Year         Five Years          Ten Years        Ten Years
                                          ---------------   ----------------   ---------------   --------------
                                           Amount   Yield    Amount    Yield    Amount   Yield   Amount   Yield
                                          -------   -----   --------   -----   -------   -----   ------   -----
Available for Sale
   U.S. Government and federal agencies   $28,907   3.89%   $ 37,615   4.85%   $ 2,498   5.65%   $   --     --
   States and political subdivisions       26,973   3.85%     51,284   3.86%    32,964   3.82%    1,533   4.16%
   Mortgage-backed                          2,430   3.17%     16,040   4.38%     2,153   3.64%       --     --
   Corporate                                6,059   4.79%         --     --         --     --     4,994   4.45%
                                          -------   ----    --------   ----    -------   ----    ------   ----
TOTAL                                     $64,369   3.93%   $104,939   4.29%   $37,615   3.93%   $6,527   4.38%
                                          =======   ====    ========   ====    =======   ====    ======   ====

LOANS

The largest component of earning assets is loans. The proper management of credit and market risk inherent in the loan portfolio is critical to the financial well-being of the Corporation. To control these risks, the Corporation has adopted strict underwriting standards. The standards include prohibitions against lending outside the Corporation's defined market areas, lending limits to a single borrower, and strict loan to collateral value limits. The Corporation also monitors and limits loan concentrations extended to volatile industries. The Corporation has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.

The following table presents the composition of our loan portfolio for the years ended December 31:

                                     2006       2005       2004       2003       2002
                                   --------   --------   --------   --------   --------
Commercial                         $212,701   $179,541   $146,152   $129,392   $126,591
Agricultural                         47,302     49,424     49,179     52,044     54,788
Residential real estate mortgage    300,650    226,251    227,421    199,455    170,452
Installment                          30,389     28,026     30,143     40,969     39,029
                                   --------   --------   --------   --------   --------
                                   $591,042   $483,242   $452,895   $421,860   $390,860
                                   ========   ========   ========   ========   ========

The following table presents the change in the loan categories for the years ended December 31:

                                           2006                  2005                  2004
                                   -------------------   -------------------   -------------------
                                   $ Change   % Change   $ Change   % Change   $ Change   % Change
                                   --------   --------   --------   --------   --------   --------
Commercial                         $ 33,160     18.5%    $33,389      22.8%    $ 16,760     13.0%
Agricultural                         (2,122)    -4.3%        245       0.5%      (2,865)    -5.5%
Residential real estate mortgage     74,399     32.9%     (1,170)     -0.5%      27,966     14.0%
Installment                           2,363      8.4%     (2,117)     -7.0%     (10,826)   -26.4%
                                   --------     ----     -------      ----     --------    -----
                                   $107,800     22.3%    $30,347       6.7%    $ 31,035      7.4%
                                   ========     ====     =======      ====     ========    =====

The following table presents the change in loan categories excluding the loans acquired from Farwell:

                                                      Less
                                                      loans        Adjusted              Consolidated
                                   Consolidated     acquired     Consolidated   ------------------------------
                                     12/31/06     from Farwell     12/31/06     12/31/05   $ Change   % Change
                                   ------------   ------------   ------------   --------   --------   --------
Commercial                           $212,701        $ 1,361       $211,340     $179,541   $31,799      17.7%
Agricultural                           47,302             --         47,302       49,424    (2,122)     -4.3%
Residential real estate mortgage      300,650         59,040        241,610      226,251    15,359       6.8%
Installment                            30,389          3,729         26,660       28,026    (1,366)     -4.9%
                                     --------        -------       --------     --------   -------      ----
                                     $591,042        $64,130       $526,912     $483,242   $43,670       9.0%
                                     ========        =======       ========     ========   =======      ====

The growth in commercial loans is a result of the Corporation's efforts to increase the commercial loan portfolio as a percentage of total loans. A significant portion of this growth has been driven by the Corporation's new business development team. Management expects to see continued growth in the commercial loan portfolio in 2007.

The decrease in agricultural loans is a result of the Corporation's shift towards higher quality agricultural credits. This shift has resulted in a steady decrease in its farm loans over the last five years. However, management anticipates that agricultural loans will moderately grow during 2007 based on projections from the lenders in this area.

While residential mortgage loans represent the largest component of the Corporation's portfolio, after excluding the loans purchased from the acquisition of Farwell, they have not grown as fast as the commercial portfolio. The Corporation's ability to significantly grow the mortgage portfolio continues to be challenging as a result of the softening housing market. As a result, management does anticipate that residential mortgage loans will continue to shrink as a percentage of total loans.

Excluding the effects of the Farwell acquisition, installment loans have been steadily decreasing over the past few years. This is a result of the increased competition from credit unions and financing offered from other non-financial institutions. Management does expect the current declining trend to continue in the future.

DEPOSITS

The main source of funds for the Corporation is deposits. The deposit portfolio represents various types of non transaction accounts as well as savings accounts and time deposits.

The following table presents the composition of our deposit portfolio as of December 31:

                                        2006       2005       2004
                                      --------   --------   --------
Noninterest bearing demand deposits   $ 83,902   $ 73,839   $ 65,736
Interest bearing demand deposits       111,406    104,251    101,362
Savings deposits                       178,001    153,397    162,516
Certificates of deposit                320,226    250,246    234,262
Brokered certificates of deposit        27,446      7,076         --
Internet certificates of deposit         4,859      3,669         --
                                      --------   --------   --------
   Total                              $725,840   $592,478   $563,876
                                      ========   ========   ========

The following table presents the change in the deposit categories for the years ended December 31:

                                            2006               2005              2004
                                      ----------------   ---------------   ----------------
Noninterest bearing demand deposits   $ 10,063    13.6%  $ 8,103    12.3%  $ (2,024)   -3.0%
Interest bearing demand deposits         7,155     6.9%    2,889     2.9%   (16,198)  -13.8%
Savings deposits                        24,604    16.0%   (9,119)   -5.6%    18,807    13.1%
Certificates of deposit                 69,980    28.0%   15,984     6.8%    (4,416)   -1.9%
Brokered certificates of deposit        20,370   287.9%    7,076   100.0%        --   100.0%
Internet certificates of deposit         1,190    32.4%    3,669   100.0%        --   100.0%
                                      --------   -----   -------   -----   --------   -----
   Total                              $133,362    22.5%  $28,602     5.1%  $ (3,831)   -0.7%
                                      ========   =====   =======   =====   ========   =====

The following table presents the change in deposit categories excluding the deposits acquired from Farwell:

                                                         Less
                                                       deposits       Adjusted              Consolidated
                                      Consolidated     acquired     Consolidated   ------------------------------
                                        12/31/06     from Farwell     12/31/06     12/31/05   $ Change   % Change
                                      ------------   ------------   ------------   --------   --------   --------
Noninterest bearing demand deposits     $ 83,902        $10,472       $ 73,430     $ 73,839   $  (409)     -0.6%
Interest bearing demand deposits         111,406          8,660        102,746      104,251    (1,505)     -1.4%
Savings deposits                         178,001         17,704        160,297      153,397     6,900       4.5%
Certificates of deposit                  320,226         35,507        284,719      250,246    34,473      13.8%
Brokered certificates of deposit          27,446            995         26,451        7,076    19,375     273.8%
Internet certificates of deposit           4,859             --          4,859        3,669     1,190      32.4%
                                        --------        -------       --------     --------   -------     -----
   Total                                $725,840        $73,338       $652,502     $592,478   $60,024      10.1%
                                        ========        =======       ========     ========   =======     =====

As shown in the preceding tables, the Corporation has enjoyed consistent deposit growth over the past few two years. However, much of this growth has come in the form of time sensitive deposits, including brokered and internet certificates of deposit. This change in mix is a direct result of the current interest rate environment. This new mix has resulted in a dramatic increase in the cost of the funds as certificates of deposits typically are the highest cost of all deposit types.

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation's subsidiaries now offer mutual funds and annuities to its customers. The Corporation's trust department also offers a variety of financial products in addition to traditional estate services.

The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

                                            2006              2005              2004
                                      ---------------   ---------------   ---------------
                                       Amount    Rate    Amount    Rate    Amount    Rate
                                      --------   ----   --------   ----   --------   ----
Noninterest bearing demand deposits   $ 73,650          $ 69,610          $ 64,531
Interest bearing demand deposits       105,476   1.58%   103,684   0.97%   106,471   0.53%
Savings deposits                       158,327   1.69%   157,238   1.00%   157,819   0.55%
Time deposits                          301,593   4.25%   245,559   3.58%   238,323   3.34%
                                      --------          --------          --------
   Total                              $639,046          $576,091          $567,144
                                      ========          ========          ========

The time remaining until maturity of time certificates and other time deposits of $100 or more at December 31, 2006 was as follows:

Maturity
   Within 3 months         $ 54,364
   Within 3 to 6 months      21,197
   Within 6 to 12 months     32,568
   Over 12 months            34,227
                           --------
      TOTAL                $142,356
                           ========

BORROWED FUNDS

As a result of the Corporation's recent loan growth and the increased level of competition for deposits, the Corporation has increased its other borrowings significantly over the past year. Management does also anticipate that the Corporation will continue to increase its borrowings throughout 2007.

ESCROW FUNDS PAYABLE

The Corporation observed a substantial decrease in escrow funds payable during 2006. This decrease can be attributed to Internal Revenue Code Section ("IRC") 1031 exchange account balances being reinvested by customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are reinvested. The Corporation does not anticipate escrow funds payable to fluctuate significantly from current levels in 2007.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income / (loss). The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 61,257 shares of common stock generating $2,460 of capital during 2006, and 78,303 shares of common stock generating $2,684 of capital in 2005. The Corporation also offers share based payment awards through its equity compensation plan (See Note 18). Pursuant to this plan, the Corporation generated $470 and $2,704 of capital in 2006 and 2005, respectively. In October 2002 the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation's common stock. A total of 4,571 shares were repurchased in 2004 at an average price of $42 per share. There were no shares repurchased in 2006 or 2005. Accumulated other comprehensive income decreased $1,981 and consists of a $747 increase in unrealized gain on available-for-sale investment securities reduced by $2,728 related to the adoption of FASB Statement No. 158.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 12.49% at year end 2006. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2006:

Percentage of Capital to Risk Adjusted Assets:

                       IBT Bancorp
                    December 31, 2006
                    -----------------
                    Required   Actual
                    --------   ------
Equity Capital        4.00%    15.38%
Secondary Capital     4.00%     1.25%
                      ----     -----
Total Capital         8.00%    16.63%
                      ====     =====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation's subsidiary Banks. At December 31, 2006, the Banks exceeded these minimums. For further information regarding the Banks' capital requirements, refer to Note 17 of the Notes to the accompanying Consolidated Financial Statements, "Minimum Regulatory Capital Requirements".

LIQUIDITY

The primary sources of the Corporation's liquidity are cash and cash equivalents and available-for-sale investment securities. These categories totaled $244,809 or 26.9% of assets as of December 31, 2006 as compared to $214,231 or 28.9% in 2005. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments discussed in the accompanying notes to consolidated financial statements. Liquidity varies significantly daily, based on customer activity.

Operating activities used $1,698 of cash in 2006 as compared to providing $18,452 in 2005. Net cash provided by financing activities equaled $64,846 in 2006 and $49,215 in 2005. The Corporation's investing activities used cash amounting to $62,614 in 2006 and $57,602 in 2005. The accumulated effect of the Corporation's operating, investing, and financing activities provided $534 and $10,065 of cash in 2005 and 2004, respectively.

The primary source of funds for the Banks is deposits. The Banks emphasize interest-bearing time deposits as part of their funding strategy. The Banks also seek noninterest bearing deposits, or checking accounts, which reduce the Banks' cost of funds in an effort to expand the customer base.

In recent periods, the Corporation has experienced some competitive challenges in obtaining additional deposits to fuel growth. As depositors continue to have wider access to the Internet and other real-time interest rate monitoring resources, deposit sourcing and pricing has become more competitive. Deposit growth is achievable, but at a competitive price, with tight net interest margins, especially during these most recent periods of low interest rates. As a result of this increased competition, the Corporation (as discussed above) has begun to rely more and more on brokered and internet deposits as a key funding source.

In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Corporation's liquidity is considered adequate by the management of the Corporation.

INTEREST RATE SENSITIVITY

Interest rate sensitivity management aims at achieving reasonable stability in the net interest margin through periods of changing interest rates. Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. One tool used by management to measure interest rate sensitivity is gap analysis. As shown in the following table, the gap analysis depicts the Corporation's position for specific time periods and the cumulative gap as a percentage of total assets.

Investment securities and other investments are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $591,042 in total loans, $99,099 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $6,200 that are included in the 0 to 3 month time frame.

Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2006, the Corporation had $94,062 more liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2006. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates verses stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                                0 to 3      4 to 12     1 to 5     Over 5
                                                Months      Months       Years      Years
                                               --------    --------    --------   --------
Interest Sensitive Assets
   Investment securities                       $ 22,513    $ 54,248    $ 97,666   $ 39,023
   Loans                                        133,382      71,044     345,905     37,267
                                               --------    --------    --------   --------
      TOTAL                                    $155,895    $125,292    $443,571   $ 76,290
                                               ========    ========    ========   ========
Interest Sensitive Liabilities
   Borrowed funds                              $ 17,489    $  6,000    $ 22,814   $ 12,000
   Time deposits                                 81,085     156,353     114,562        531
   Savings                                       45,127      25,076     107,798         --
   Interest bearing demand                       40,300       3,819      67,287         --
                                               --------    --------    --------   --------
      TOTAL                                    $184,001    $191,248    $312,461   $ 12,531
                                               ========    ========    ========   ========
Cumulative gap (deficiency)                    $(28,106)   $(94,062)   $ 37,048   $100,807
Cumulative gap (deficiency) as a % of assets      (3.09)%    (10.34)%      4.07%     11.08%

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2006. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                               Due in
                                              ----------------------------------------
                                               1 Year     1 to 5     Over 5
                                               or Less     Years     Years      Total
                                              --------   --------   -------   --------
Commercial and agricultural                   $ 63,951   $177,104   $18,948   $260,003
                                              ========   ========   =======   ========
Interest Sensitivity
   Loans maturing after one year that have:
      Fixed interest rates                               $157,620   $17,961
      Variable interest rates                              19,484       987
                                                         --------   -------
         TOTAL                                           $177,104   $18,948
                                                         ========   =======

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no significant foreign exchange risk, holds limited loans outstanding to oil and gas concerns, holds no trading account assets, nor does it utilize interest rate swaps or derivatives, except for interest rate locks, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. The cash flow of such borrowers and ability to service debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef, and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and mortgage backed securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2006 the Corporation's net interest income would increase during a period of increasing long term interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2006 and 2005. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

                                                                December 31, 2006
                                    -------------------------------------------------------------------------   Fair Value
(dollars in thousands)                2007       2008       2009      2010      2011    Thereafter     Total     12/31/06
                                    --------   --------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets    $  2,992   $     --   $    --   $    --   $    --    $    --     $  2,992    $  2,992
      Average interest rates            4.63%        --        --        --        --         --         4.63%
   Fixed interest rate securities   $ 76,761   $ 48,239   $21,380   $15,064   $12,983    $39,023     $213,450    $213,450
      Average interest rates            3.87%      4.41%     4.14%     4.04%     3.75%      3.88%        4.03%
   Fixed interest rate loans        $108,771   $100,331   $95,442   $75,359   $74,773    $37,267     $491,943    $494,209
      Average interest rates            6.45%      6.41%     6.47%     6.55%     7.17%      6.25%        6.56%
   Variable interest rate loans     $ 66,850   $ 12,598   $13,118   $ 4,301   $ 1,425    $   807     $ 99,099    $ 99,099
      Average interest rates            5.93%      8.81%     8.63%     8.76%     8.26%      9.21%        6.84%

Rate sensitive liabilities
   Borrowed funds                   $ 23,489   $  6,058   $ 8,500   $ 8,256   $    --    $12,000     $ 58,303    $ 58,390
      Average interest rates            5.01%      4.78%     4.88%     5.10%       --       4.85%        4.95%
   Savings and NOW accounts         $114,322   $ 78,084   $68,816   $22,601   $ 5,584    $    --     $289,407    $289,407
      Average interest rates            3.14%      1.37%     0.70%     0.73%     0.92%        --         1.85%
   Fixed interest rate time
      deposits                      $231,238   $ 43,789   $22,518   $31,822   $16,433    $   531     $346,331    $346,395
      Average interest rates            4.63%      4.21%     4.17%     4.47%     4.79%      5.27%        4.54%
   Variable interest rate time
      deposits                      $  5,771   $    424   $     5   $    --   $    --    $    --     $  6,200    $  6,200
      Average interest rates            4.16%      4.28%     4.34%       --        --         --         4.17%

                                                                December 31, 2005
                                    -------------------------------------------------------------------------   Fair Value
                                      2006       2007       2008      2009      2010    Thereafter     Total     12/31/05
                                    --------   --------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets    $  3,251   $    --    $    --   $    --   $    --    $    --     $  3,251    $  3,251
      Average interest rates            2.49%       --         --        --        --         --         2.49%
   Fixed interest rate securities   $ 55,646   $41,790    $28,358   $14,484   $10,289    $32,839     $183,406    $183,406
      Average interest rates            4.02%     3.39%      3.53%     3.91%     3.83%      3.52%        3.60%
   Fixed interest rate loans        $100,287   $72,422    $81,034   $52,992   $55,706    $30,414     $392,855    $396,277
      Average interest rates            6.24%     6.09%      6.22%     5.96%     6.41%      6.20%        6.19%
   Variable interest rate loans     $ 48,475   $16,265    $16,143   $ 5,309   $ 4,121    $    74     $ 90,387    $ 90,387
      Average interest rates            8.46%     7.95%      7.76%     7.74%     7.87%      6.42%        8.19%

Rate sensitive liabilities
   Borrowed funds                   $ 17,266   $ 5,000    $ 5,113   $ 3,500   $ 8,286    $13,000     $ 52,165    $ 52,216
      Average interest rates            4.02%     3.72%      4.77%     3.66%     5.11%      4.84%        4.42%
   Savings and NOW accounts         $ 58,315   $84,868    $83,657   $23,708   $ 7,100    $    --     $257,648    $257,648
      Average interest rates            2.97%     1.05%      0.88%     0.74%     0.93%        --         1.36%
   Fixed interest rate time
      deposits                      $144,640   $48,977    $27,856   $17,451   $20,316    $   381     $259,621    $259,245
      Average interest rates            3.71%     3.99%      3.82%     3.76%     4.23%      5.29%        3.82%
   Variable interest rate time
      deposits                      $    972   $   391    $     7   $    --   $    --    $    --     $  1,370    $  1,370
      Average interest rates            3.51%     3.54%      3.55%       --        --         --         3.52%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant accompanied by the report of the independent registered public accounting firm are set forth on pages 33 through 66 of this report:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Changes in Shareholders' Equity
     Consolidated Statements of Income
     Consolidated Statements of Comprehensive Income
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations are set forth under the table headed "Summary of Selected Financial Data" under Item 6 on Page 12 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
IBT Bancorp, Inc.
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT BANCORP, INC. as of December 31, 2006 and 2005, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that IBT BANCORP, INC. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IBT BANCORP, INC.'S management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the IBT BANCORP, INC.'S internal control over financial reporting, based on our audits.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Farwell State Savings Bank, which is included in the 2006 consolidated financial statements of IBT Bancorp, Inc. and constituted approximately $91.3 million and $14.4 million of total and net assets, respectively, as of December 31, 2006 and approximately $1.3 million and $400,000 of interest income and net income, respectively, for the period October 3, 2006 through December 31, 2006. Management did not assess the effectiveness of internal control over financial reporting at this acquired entity because of the timing of this purchase, which was completed on October 3, 2006. Our audit of internal control over financial reporting of IBT Bancorp, Inc. also did not include an evaluation of the internal control over financial reporting of The Farwell State Savings Bank.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT BANCORP, INC. as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, management's assessment that IBT BANCORP, INC. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, IBT BANCORP, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


                                        ----------------------------------------
                                        REHMANN ROBSON P.C.

Saginaw, Michigan
March 02, 2007

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             December 31
                                                         -------------------
                                                           2006       2005
                                                         --------   --------
ASSETS
   Cash and demand deposits due from banks               $ 31,359   $ 30,825
   Investment securities available for sale (amortized
      cost of $214,600 in 2006 and $185,688 in 2005)      213,450    183,406
   Mortgage loans available for sale                        2,734        744
   Net Loans
      Loans                                               591,042    483,242
      Less allowance for loan losses                        7,605      6,899
                                                         --------   --------
         TOTAL NET LOANS                                  583,437    476,343
   Premises and equipment                                  20,754     19,172
   Corporate-owned life insurance policies                 12,763     10,533
   Accrued interest receivable                              5,765      4,786
   Acquisition intangibles and goodwill, net               27,288      3,253
   Other assets                                            12,577     12,592
                                                         --------   --------
         TOTAL ASSETS                                    $910,127   $741,654
                                                         ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                $ 83,902   $ 73,839
      NOW accounts                                        111,406    104,251
      Certificates of deposit and other savings           388,176    328,780
      Certificates of deposit over $100,000               142,356     85,608
                                                         --------   --------
         TOTAL DEPOSITS                                   725,840    592,478
   Other borrowed funds                                    58,303     52,165
   Escrow funds payable                                     2,416      9,823
   Accrued interest and other liabilities                   7,819      6,286
                                                         --------   --------
         TOTAL LIABILITIES                                794,378    660,752
   Shareholders' Equity
      Common stock -- no par value
         10,000,000 shares authorized; outstanding--
         6,335,861 in 2006 (4,974,715 in 2005)            114,785     72,296
      Retained earnings                                     4,451     10,112
      Accumulated other comprehensive loss                 (3,487)    (1,506)
                                                         --------   --------
         TOTAL SHAREHOLDERS' EQUITY                       115,749     80,902
                                                         --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $910,127   $741,654
                                                         ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                       Year Ended December 31
                                               -------------------------------------
                                                   2006         2005         2004
                                               -----------   ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                 4,974,715     4,896,412    4,403,404
   Common stock dividends                         497,299            --      440,191
   Issuance of common stock                        66,372        78,303       57,388
   Shares issued during bank acquisition          797,475            --           --
   Common stock repurchased                            --            --       (4,571)
                                               ----------    ----------   ----------
         BALANCE END OF YEAR                    6,335,861     4,974,715    4,896,412
                                               ==========    ==========   ==========
COMMON STOCK
   Balance at beginning of year                $   72,296    $   66,908   $   47,491
   Common stock dividends                          20,887            --       17,608
   Transfer                                       (12,000)           --           --
   Issuance of common stock                        33,132         2,684        2,001
   Share-based payment awards under
      equity compensation plan                        470         2,704           --
   Common stock repurchased                            --            --         (192)
                                               ----------    ----------   ----------
         BALANCE END OF YEAR                      114,785        72,296       66,908

RETAINED EARNINGS
   Balance at beginning of year                    10,112         6,590       20,623
   Net income                                       7,001         6,776        6,645
   Common stock dividends                         (20,887)           --      (17,608)
   Transfer                                        12,000            --           --
   Cash dividends ($0.64 per share in 2006,
      $0.60 per share in 2005, $0.57 per
      share in 2004)                               (3,775)       (3,254)      (3,070)
                                               ----------    ----------   ----------
         BALANCE END OF YEAR                        4,451        10,112        6,590

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                    (1,506)         (904)         822
   Adjustment to intially apply FASB
      Statement No. 158, net of tax                (2,728)           --           --
   Other comprehensive income (loss)                  747          (602)      (1,726)
                                               ----------    ----------   ----------
         BALANCE END OF YEAR                       (3,487)       (1,506)        (904)
                                               ----------    ----------   ----------
         TOTAL SHAREHOLDERS' EQUITY END OF
            YEAR                               $  115,749    $   80,902   $   72,594
                                               ==========    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 YEAR ENDED DECEMBER 31
                                              ---------------------------
                                                2006      2005      2004
                                              -------   -------   -------
INTEREST INCOME
   Loans, including fees                      $36,575   $30,682   $27,801
   Investment securities
      Taxable                                   4,948     3,487     3,696
      Nontaxable                                2,797     2,398     2,116
   Federal funds sold and other                   389       315       208
                                              -------   -------   -------
         TOTAL INTEREST INCOME                 44,709    36,882    33,821

INTEREST EXPENSE
   Deposits                                    17,164    11,374     9,391
   Borrowings                                   2,568     1,599     1,066
                                              -------   -------   -------
         TOTAL INTEREST EXPENSE                19,732    12,973    10,457
                                              -------   -------   -------
         NET INTEREST INCOME                   24,977    23,909    23,364
Provision for loan losses                         682       777       735
                                              -------   -------   -------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES          24,295    23,132    22,629

NONINTEREST INCOME
   Service charges and fees                     5,490     4,928     4,735
   Title insurance revenue                      2,389     2,351     1,957
   Gain on sale of mortgage loans                 207       270       477
   Other                                        1,012       927       996
                                              -------   -------   -------
         TOTAL NONINTEREST INCOME               9,098     8,476     8,165

NONINTEREST EXPENSES
   Compensation and benefits                   13,869    13,548    12,685
   Occupancy                                    1,730     1,553     1,504
   Furniture and equipment                      2,868     2,657     2,484
   Other                                        6,006     5,126     5,598
                                              -------   -------   -------
         TOTAL NONINTEREST EXPENSES            24,473    22,884    22,271
         INCOME BEFORE FEDERAL INCOME TAXES     8,920     8,724     8,523
Federal income taxes                            1,919     1,948     1,878
                                              -------   -------   -------
         NET INCOME                           $ 7,001   $ 6,776   $ 6,645
                                              =======   =======   =======
EARNINGS PER SHARE
   Basic                                      $  1.23   $  1.25   $  1.24
                                              =======   =======   =======
   Diluted                                    $  1.19   $  1.25   $  1.24
                                              =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                      Year Ending December 31
                                                                    ---------------------------
                                                                      2006      2005      2004
                                                                    -------   -------   -------
NET INCOME                                                          $ 7,001   $ 6,776   $ 6,645
                                                                    -------   -------   -------
   Unrealized gains (losses) on available-for-sale securities:
      Unrealized holding gains (losses) arising during period         1,020    (2,749)   (2,527)
      Reclassification adjustment for net realized losses (gains)
         included in net income                                         112        (2)     (106)
                                                                    -------   -------   -------
      Net realized unrealized gains (losses)                          1,132    (2,751)   (2,633)
         Tax effect                                                    (385)      935       895
                                                                    -------   -------   -------
            Unrealized gains (lossses), net of tax                      747    (1,816)   (1,738)
                                                                    -------   -------   -------
   Reversal of minimum pension liability adjustment                      --     1,839        18
      Tax effect                                                         --      (625)       (6)
                                                                    -------   -------   -------
            Minimum pension liability adjustment, net of tax             --     1,214        12
                                                                    -------   -------   -------
   Adjustment to initially apply FASB Statement No. 158              (4,134)       --
      Tax effect                                                      1,406        --        --
                                                                    -------   -------   -------
            FASB Statement No. 158 adjustment, net of tax            (2,728)       --        --
                                                                    -------   -------   -------
OTHER COMPREHENSIVE LOSS, NET OF TAX                                 (1,981)     (602)   (1,726)
                                                                    -------   -------   -------
               COMPREHENSIVE INCOME                                 $ 5,020   $ 6,174   $ 4,919
                                                                    =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Year Ended December 31
                                                                             ------------------------------
                                                                               2006       2005       2004
                                                                             --------   --------   --------
OPERATING ACTIVITIES
Net income                                                                   $  7,001   $  6,776   $  6,645
Reconciliation of net income to cash provided by operations:
   Provision for loan losses                                                      682        777        735
   Depreciation                                                                 1,852      1,735      1,552
   Net amortization of investment securities                                      705        957      1,558
   Realized loss (gain) on sale of investment securities                          112         (2)      (106)
   Amortization and impairment of mortgage servicing rights                       184        140        135
   Earnings on corporate owned life insurance policies                           (404)      (365)      (427)
   Amortization of acquisition intangibles                                        160         94         93
   Deferred income taxes                                                          274        263        305
   Share-based payment awards                                                     470         --         --
   Changes in operating assets and liabilities which (used)
      provided cash Loans held for sale                                        (1,990)     1,595      1,976
      Accrued interest receivable                                                (626)      (471)       219
      Other assets                                                             (1,333)    (1,443)    (1,235)
      Escrow funds payable                                                     (7,407)     8,098     (1,033)
      Accrued interest and other liabilities                                   (1,378)       298      2,325
                                                                             --------   --------   --------
         NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (1,698)    18,452     12,742
INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                             57,577     31,962     72,633
      Purchases                                                               (70,140)   (57,044)   (68,892)
   Activity in held to maturity securities
      Maturities, calls, and sales                                                 --        523        765
   Net increase in loans                                                      (44,372)   (30,669)   (31,531)
   Purchases of premises and equipment                                         (2,467)    (2,374)    (4,300)
   Acquisition of Farwell State Savings Bank, net of cash acquired             (2,713)        --         --
   (Purchase) benefits received on corporate owned life insurance policies       (499)        --        288
                                                                             --------   --------   --------
         NET CASH USED IN INVESTING ACTIVITIES                                (62,614)   (57,602)   (31,037)
FINANCING ACTIVITIES
   Net (decrease) increase in noninterest bearing deposits                       (409)     8,103     (2,024)
   Net increase (decrease) in interest bearing deposits                        60,433     20,499     (1,807)
   Net increase in other borrowed funds                                         6,138     21,183     12,929
   Cash dividends paid on common stock                                         (3,775)    (3,254)    (3,070)
   Proceeds from the issuance of common stock                                   2,459      2,684      2,001
   Common stock repurchased                                                        --         --       (192)
                                                                             --------   --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                             64,846     49,215      7,837
                                                                             --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVELANTS                                  534     10,065    (10,458)
Cash and cash equivelants at beginning of year                                 30,825     20,760     31,218
                                                                             --------   --------   --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                            $ 31,359   $ 30,825   $ 20,760
                                                                             ========   ========   ========
Supplemental cash flows information:
   Interest paid                                                             $ 19,392   $ 12,814   $ 10,420
   Federal income taxes paid                                                    1,516      1,000      2,569

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp, Inc. (the "Corporation"), a financial services holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, FSB Bank, IBT Title and Insurance Agency, Inc., Financial Group Information Services, and its majority owned subsidiaries, IBT Personnel, LLC (79%), and IB&T Employee Leasing, LLC (79%). All intercompany balances and accounts have been eliminated in consolidation.

NATURE OF OPERATIONS: IBT Bancorp, Inc. is a financial services holding company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiaries, Isabella Bank and Trust and FSB Bank, offer banking services through 23 locations, 24-hour banking services locally and nationally through shared automatic teller machines, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Banks' principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

IBT Title and Insurance Agency, Inc. (IBT Title) does business under the names Isabella County Abstract and Title, Mecosta County Abstract and Title, IBT Title Clare, Benchmark Title of Greenville, Milltown Title, LLC, and Lti, LLC. IBT Title provides title insurance and abstract searches, and closes real estate loans.

Financial Group Information Services provides information technology services for IBT Bancorp and subsidiaries.

IBT Personnel and IB&T Employee Leasing provide payroll services, benefit administration, and other human resource services to IBT Bancorp and subsidiaries.

USE OF ESTIMATES: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

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

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and other deposit accounts, all of which have original maturity dates within ninety days.

SECURITIES: Securities are classified as "available for sale" and recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income.

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

LOANS ACQUIRED THROUGH TRANSFER: American Institute of Certified Public Accountants' Statement of Position (SOP) 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition, and should not be recorded at acquisition. It applies to any loan acquired in a transfer that shows evidence of credit quality deterioration since it was originated. The effect on results of operations and financial position of the Corporation's acquisition of the allowance for loan losses carried over from The Farwell State Savings Bank (Farwell) (see Note 2) was not material in 2006 due to the limited number of troubled loans held by Farwell.

FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are initially recorded at the lower of the Banks' carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less costs to sell.

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

RESTRICTED INVESTMENTS: Included in other assets are restricted securities of $3,480 in 2006 and $3,080 in 2005. Restricted securities include the stock of the Federal Reserve Bank and the Federal Home Loan Bank and have no contractual maturity.

STOCK COMPENSATION PLANS: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) applies to new awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense is based on the fair value of the awards, which is generally the market price of the stock on the measurement date and is recognized ratably over the service period of the award.

The Corporation adopted SFAS No. 123(R) on December 31, 2005, and elected the modified prospective method. Compensation cost has been measured using the fair value of an award on the grant dates and is recognized over the service period, which is usually the vesting period. Compensation cost related to the non-vested portion of the awards outstanding as of the date was based on the grant date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Corporation was not required to re-measure the grant date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).

CORPORATE OWNED LIFE INSURANCE: The Corporation has purchased life insurance policies on key members of management. In the event of death of one of these individuals, the Corporation would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized. Increases in cash surrender value in excess of premiums paid are reported as other noninterest income.

ACQUISITION INTANGIBLES AND GOODWILL: Isabella Bank and Trust and FSB Bank previously acquired branch facilities and related deposits in a business combination accounted for as a purchase. During October 2006, FSB Bank acquired The Farwell State Savings Bank (Farwell) resulting in identified core deposit intangibles and goodwill (see Note 2). The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Such core deposit intangibles are included in other assets and are being amortized on the straight line basis over nine years. Core deposit intangibles arising from the acquisition of Farwell are being amortized on a 10 year sum of year's digits amortization schedule. Goodwill is included in other assets and is not amortized but is evaluated for impairment at least annually.

FEDERAL INCOME TAXES: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liability is determined based on the tax effects of the temporary differences between the book and tax bases on the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

ADVERTISING COSTS: Advertising costs are expensed as incurred.

EARNINGS PER COMMON SHARE: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation's Deferred Director fee plan.

Earnings per common share have been computed based on the following:

                                                                 December 31
                                                      ---------------------------------
                                                         2006        2005        2004
                                                      ---------   ---------   ---------
Average number of common shares outstanding*          5,699,514   5,416,961   5,344,585
Effect of shares in the Deferred Director fee plan*     164,800          --          --
                                                      ---------   ---------   ---------
Average number of common shares outstanding used to
   calculate diluted earnings per common share        5,864,314   5,416,961   5,344,585
                                                      =========   =========   =========

*    As adjusted for the 10% stock dividend paid February 15, 2006

RECLASSIFICATIONS: Certain amounts reported in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the 2006 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

On January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 123R (revised 2004), "Share-Based Payment" (SFAS No. 123R) issued by the Financial Accounting Standards Board (FASB). This statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity instruments issued. The adoption of this standard decreased dilutive earnings per share by $.04 in 2006 as a resulted of the inclusion of Plan shares to ultimately be issued in the weighted average number of shares outstanding calculation.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133 and SFAS No. 140. SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also eliminates the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after January 1, 2007, and adoption is not expected to have a significant impact on the Corporation's results of operations, financial condition or liquidity.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156 (SFAS No. 156), "Accounting for Servicing of Financial Assets". This statement amends Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires companies to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. The statement permits a company to choose either the amortized cost method or fair value measurement method for each class of separately recognized servicing assets. This statement is effective for the Corporation on January 1, 2007. The Corporation is currently in the process of analyzing the impact, if any, of SFAS No. 156 on the Corporation's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value in generally accepted accounting principles, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective on January 1, 2008 and is not expected to have a significant impact on the Corporation's consolidated financial position and results of operations.

On December 31, 2006 the Corporation adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No.
158). SFAS No. 158 required the Corporation to recognize on a prospective basis the funded status of their defined benefit plan on its consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also required additional disclosures in the notes to the consolidated financial statements. See Note 18 for the discussion on the application of this pronouncement on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertain Tax Positions", which seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. The provisions of this interpretation apply to all tax positions accounted for in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Specifically, the Interpretation requires that a tax position meet a "more likely than not recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Interpretation also contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters. The effective date of the Interpretation for the Corporation is January 1, 2007. The Corporation does not anticipate that the implementation of this standard will have a significant impact on the consolidated financial statements as it generally does not have any significant uncertain tax provisions.

NOTE 2 - BUSINESS COMBINATION

On October 3, 2006, Farmers State Bank of Breckenridge (Farmers) acquired 100 percent of the Farwell State Savings Bank (Farwell). As a result of this acquisition, Farwell merged with and into Farmers, which was then renamed FSB Bank. Under the terms of the merger agreement, each share of Farwell common stock was automatically converted into the right to receive 3.0382 shares of IBT common stock and $29.00 in cash. As a result of this acquisition, the Corporation issued 797,475 shares of IBT Bancorp, Inc. common stock valued at $30,448 and paid a total of $7,612 in cash to Farwell shareholders. Included in the purchase price was $382 of transaction costs. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for transaction costs resulted in a total purchase cost of $38,442. The acquisition of Farwell has increased the overall market share for IBT Bancorp.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                                                                   Fair Value
                                                                 Adjustments of
                                                                  Nonintangible     Fair Value
                                                   Farwell         Net Assets     of Net Assets
                                               October 3, 2006      Acquired         Acquired
                                               ---------------   --------------   -------------
ASSETS
   Cash and cash equivelants                       $ 5,281           $  --           $ 5,281
   Securities available for sale                    17,166              --            17,166
   Loans, net                                       63,874            (470)           63,404
   Bank premises and equipment                         307             600               907
   Other assets                                      2,416              15             2,431
                                                   -------           -----           -------
         TOTAL ASSETS ACQUIRED                     $89,044           $ 145           $89,189
                                                   =======           =====           =======
LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                                     $73,731           $(393)          $73,338
      Accrued interest and other liabilities         1,114              --             1,114
                                                   -------           -----           -------
         TOTAL LIABILITIES ASSUMED                  74,845            (393)           74,452
                                                   -------           -----           -------
         NET ASSETS ACQUIRED                       $14,199           $ 538            14,737
                                                   =======           =====
Core deposit intangible                                                                1,442
Goodwill                                                                              22,263
                                                                                     -------
         TOTAL CONSIDERATION PAID                                                    $38,442
                                                                                     =======

The fair value adjustments are being amortized over two years using the straight line amortization method. The core deposit intangible is being amortized using a 10 year sum-of-the-years' digits amortization schedule. Goodwill, which is not amortized, will be tested for impairment at least annually. As the acquisition was considered a stock transaction goodwill is not deductible for federal income tax purposes.

The 2006 consolidated statement of income includes operating results of Farwell since the date of acquisition.

The unaudited pro forma information presented in the following table has been prepared based on IBT Bancorp's historical results combined with Farwell. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future:

                           Year Ended December 31,
                           -----------------------
                                2006      2005
                              -------   -------
Net interest income           $27,499   $27,371
                              =======   =======
Net income                    $ 8,023   $ 8,288
                              =======   =======
Basic earnings per share      $  1.28   $  1.33
                              =======   =======

NOTE 3 - RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2006 and 2005, the reserve balances amounted to $979 and $711, respectively.

NOTE 4 - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities, with gross unrealized gains and losses, are as follows as of December 31:

                                                            2006
                                       ----------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized     Fair
Securities Available-for-Sale             Cost        Gains       Losses       Value
-----------------------------          ---------   ----------   ----------   --------
U.S. Government and federal agencies    $  7,014      $ --        $   94     $  6,920
Government-sponsored enterprises          62,472        54           426       62,100
States and political subdivisions        112,966       434           646      112,754
Corporate                                 11,089         1            37       11,053
Mortgage-backed                           21,059        25           461       20,623
                                        --------      ----        ------     --------
   TOTAL                                $214,600      $514        $1,664     $213,450
                                        ========      ====        ======     ========

                                                            2005
                                       ----------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized     Fair
Securities Available-for-Sale             Cost        Gains       Losses       Value
-----------------------------          ---------   ----------   ----------   --------
U.S. Government and federal agencies    $ 53,953      $ --        $1,040     $ 52,913
States and political subdivisions         95,976       532         1,073       95,435
Corporate                                 13,294         3            77       13,220
Mortgage-backed                           22,465        22           649       21,838
                                        --------      ----        ------     --------
   TOTAL                                $185,688      $557        $2,839     $183,406
                                        ========      ====        ======     ========

The Corporation had pledged investments in the following amounts as of December 31:

                                              2006      2005
                                            -------   -------
Pledged for public deposits and for other
   purposes necessary or requried by law    $24,990   $10,516
Pledged to secure repurchase agreements       6,500     8,832
                                            -------   -------
   TOTAL                                    $31,490   $19,348
                                            =======   =======

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2006 are as follows:

                                  Available for Sale
                                 --------------------
                                 Amortized     Fair
                                    Cost       Value
                                 ---------   --------
Within 1 year                     $ 62,318   $ 61,939
Over 1 year through 5 years         89,216     88,899
After 5 years through 10 years      35,490     35,462
Over 10 years                        6,517      6,527
                                  --------   --------
                                   193,541    192,827
Mortgage-backed securities          21,059     20,623
                                  --------   --------
                                  $214,600   $213,450
                                  ========   ========

Because of their variable payments, mortgage backed securities are not reported by a specific maturity group.

A summary of the activity related to the sale of available-for-sale securities during the years ended December 31 is as follows:

                                                 2006     2005      2004
                                               -------   ------   -------
Proceeds from the sale of available-for-sale
   securities                                  $15,257   $4,588   $45,044
                                               =======   ======   =======
Gross realized gains                           $    --   $    9   $   129
Gross realized losses                             (112)      (7)      (23)
                                               -------   ------   -------
Net realized (losses) gains                    $  (112)  $    2   $   106
                                               =======   ======   =======
Applicable income taxes (benefit)              $   (38)  $   --   $    36
                                               =======   ======   =======

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

                                                          December 31, 2006
                                      --------------------------------------------------------
                                        Less Than Twelve
                                             Months           Over Twelve Months
                                      --------------------   --------------------
                                         Gross                  Gross                  Total
                                      Unrealized     Fair    Unrealized     Fair    Unrealized
Securities Available-for-Sale            Losses     Value      Losses      Value       Losses
-----------------------------         ----------   -------   ----------   -------   ----------
U.S. Government and federal agency       $ --      $    --     $   94     $ 6,920     $   94
Government-sponsored enterprises           12       15,592        414      30,482        426
States and political subdivisions          80       20,688        566      40,472        646
Corporate                                   6        4,994         31       2,472         37
Mortgage-backed                             3        1,960        458      16,431        461
                                         ----      -------     ------     -------     ------
Total securities available-for-sale      $101      $43,234     $1,563     $96,777     $1,664
                                         ====      =======     ======     =======     ======

                                                          December 31, 2005
                                      --------------------------------------------------------
                                        Less Than Twelve
                                             Months           Over Twelve Months
                                      --------------------   --------------------
                                         Gross                  Gross                  Total
                                      Unrealized     Fair    Unrealized     Fair    Unrealized
Securities Available-for-Sale            Losses     Value      Losses      Value       Losses
-----------------------------         ----------   -------   ----------   -------   ----------
U.S. Government and federal agency       $157      $17,155     $  883     $35,171     $1,040
States and political subdivisions         397       27,687        676      26,633      1,073
Corporate                                   1          931         76       3,563         77
Mortgage-backed                           106        7,053        543      13,169        649
                                         ----      -------     ------     -------     ------
Total securities available-for-sale      $661      $52,826     $2,178     $78,536     $2,839
                                         ====      =======     ======     =======     ======

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As the Corporation has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 5 - LOANS

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

A summary of the major classifications of loans is as follows:

                                                    DECEMBER 31
                                                -------------------
                                                  2006       2005
                                                --------   --------
Mortgage loans on real estate
   Residential 1-4 family                       $225,612   $160,542
   Commercial                                    142,464    111,997
   Agricultural                                   29,223     29,575
   Construction                                   24,412     17,871
   Second mortgages                               30,815     24,560
   Equity lines of credit                         19,811     23,278
                                                --------   --------
      Total mortgage loans                       472,337    367,823
Commercial and agricultural loans
   Commercial                                     70,237     67,544
   Agricultural production                        18,079     19,849
                                                --------   --------
      Total commercial and agricultural loans     88,316     87,393
Consumer installment loans
   Personal                                       29,783     26,304
   Credit cards                                      606      1,722
                                                --------   --------
      Total consumer installment loans            30,389     28,026
Total loans                                      591,042    483,242
      Less: Allowance for loan losses              7,605      6,899
                                                --------   --------
         LOANS, NET                             $583,437   $476,343
                                                ========   ========

A summary of changes in the allowance for loan losses follows:

                                 Year Ended December 31
                               -------------------------
                                 2006     2005     2004
                               -------   ------   ------
Balance at beginning of year   $ 6,899   $6,444   $6,204
Allowance of acquired bank         726       --       --
Loans charged off               (1,149)    (643)    (935)
Recoveries                         447      321      440
Provision charged to income        682      777      735
                               -------   ------   ------
   Balance at end of year      $ 7,605   $6,899   $6,444
                               =======   ======   ======

The following is a summary of information pertaining to impaired loans at December 31:

                                                 2006     2005     2004
                                                ------   ------   ------
Impaired loans without a valuation allowance    $   --   $2,211   $1,786
Impaired loans with a valuation allowance        3,928      314      448
                                                ------   ------   ------
Total impaired loans                            $3,928   $2,525   $2,234
                                                ======   ======   ======
Valuation allowance related to impaired loans   $  594   $  184   $  304
Total nonaccrual loans                          $3,444   $1,375   $1,900
Accruing loans past due 90 days or more         $1,185   $1,058   $  702
Average investment in impaired loans            $3,043   $2,531   $2,949

Interest income recognized on impaired loans was not significant during any of the three years ended December 31, 2006. No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6 - SERVICING

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $255,577, $256,358, and $253,282 at December 31, 2006, 2005, and 2004 respectively; such loans are not included in the accompanying consolidated balance sheets. The fair value of servicing rights was determined using a discount rate of 8.7% , prepayment speeds ranging from 8.5% to 25.4%, depending upon the stratification of the specific right and a weighted average default rate of 0.0%. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the changes in each year of the carrying value of mortgage servicing rights included in other assets as of December 31:

                                          2006      2005      2004
                                        -------   -------   -------
Balance at beginning of year            $ 2,125   $ 2,046   $ 1,714
Mortgage servicing rights capitalized     2,655     2,520     2,633
Accumulated amortization                 (2,589)   (2,429)   (2,279)
Impairment valuation allowance              (36)      (12)      (22)
                                        -------   -------   -------
   BALANCE AT END OF YEAR               $ 2,155   $ 2,125   $ 2,046
                                        =======   =======   =======
Impairment increases (reductions)       $    24   $   (10)  $  (189)
                                        =======   =======   =======

NOTE 7 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                   2006      2005
                                 -------   -------
Land                             $ 3,089   $ 3,027
Buildings and improvements        15,235    12,528
Furniture and equipment           21,501    21,003
                                 -------   -------
Total                             39,825    36,558
Less: Accumulated depreciation    19,071    17,386
                                 -------   -------
   PREMISES AND EQUIPMENT, NET   $20,754   $19,172
                                 =======   =======

Depreciation expense amounted to $1,852, $1,735 and $1,552 in 2006, 2005, and 2004, respectively.

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the year is as follows:

                                             2006     2005
                                           -------   ------
Balance January 1                          $ 3,136   $3,136
Goodwill assigned to Farwell acquisition    22,263       --
Other acquisitions                             490       --
                                           -------   ------
   BALANCE AT DECEMBER 31                  $25,889   $3,136
                                           =======   ======

Acquired intangible assets at year end were as follows:

                                                       2006
                                         --------------------------------
                                                                    Net
                                          Gross    Accumulated   Carrying
                                         Amount   Amortization    Amount
                                         ------   ------------   --------
Amortizable intangible assets:
   Core deposit premium resulting from
      the Farwell acquisition in 2006    $1,442      $   66       $1,376
   Core deposit premium resulting from
      previous acquisitions               2,451       2,428           23
                                         ------      ------       ------
         TOTAL                           $3,893      $2,494       $1,399
                                         ======      ======       ======

                                                       2005
                                         --------------------------------
                                                                    Net
                                          Gross    Accumulated   Carrying
                                         Amount   Amortization    Amount
                                         ------   ------------   --------
CORE DEPOSIT PREMIUM RESULTING FROM
   BRANCH AND OTHER ACQUISITIONS         $2,451      $2,334        $117
                                         ======      ======        ====

Amortization expense associated with identified intangible assets was $160, $94, and $93 in 2006, 2005, and 2004, respectively.

Estimated amortization expense associated with identifiable intangibles for each of the next five years is as follows:

Year   Amount
----   ------
2007    $259
2008     210
2009     184
2010     157
2011     131

NOTE 9 - DEPOSITS

Scheduled maturities of time deposits for the years succeeding December 31, 2006 are as follows:

   Year       Amount
   ----      --------
   2007      $237,009
   2008        44,213
   2009        22,523
   2010        31,822
   2011        16,433
Thereafter        531

Interest expense on time deposits greater than $100 was $5,195 in 2006, $2,751 in 2005, and $2,140 in 2004.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of $6,500 and $8,832 at December 31, 2006 and 2005, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

NOTE 11 - BORROWED FUNDS

Borrowed funds consist of the following obligations at December 31:

                                                   2006      2005
                                                 -------   -------
Federal Home Loan Bank advances                  $50,756   $45,286
Federal Funds purchased                            6,765     6,500
Securities sold under agreements to repurchase       724       266
Unsecured note payable                                58       113
                                                 -------   -------
                                                 $58,303   $52,165
                                                 =======   =======

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Banks.

The maturity and weighted average interest rates of FHLB advances follows at December 31:

                                         2006
                                    --------------
                                     Amount   Rate
                                    -------   ----
Fixed rate advances due 2007        $16,000   4.79%
Fixed rate advances due 2008          6,000   4.79%
Fixed rate advances due 2009          8,500   4.88%
Fixed rate advances due 2010          5,256   5.17%
One year putable advance due 2010     3,000   4.98%
Fixed rate advances due 2012          2,000   4.90%
Fixed rate advances due 2015         10,000   4.84%
                                    -------   ----
                                    $50,756   4.87%
                                    =======   ====

                                         2005
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
                                    =======   ====

The unsecured note payable has an imputed interest rate of 4.16%; such note is due in July, 2007.

NOTE 12 - OTHER NON-INTEREST EXPENSES

A summary of expenses included in Other Non-Interest Expenses for the year ended December 31 is as follows:

                                       2006     2005     2004
                                      ------   ------   ------
Director fees                         $  477   $  503   $  496
Marketing and advertising                697      624      522
Audit and SOX compliance fees          1,010      606      990
Other, not individually significant    3,822    3,393    3,590
                                      ------   ------   ------
                                      $6,006   $5,126   $5,598
                                      ======   ======   ======

NOTE 13 - FEDERAL INCOME TAXES

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

                           2006     2005     2004
                          ------   ------   ------
Currently payable         $1,645   $1,685   $1,573
Deferred                     274      263      305
                          ------   ------   ------
   FEDERAL INCOME TAXES   $1,919   $1,948   $1,878
                          ======   ======   ======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the year ended December 31:

                                          2006      2005      2004
                                        -------   -------   -------
Income taxes at 34% statutory rate      $ 3,033   $ 2,966   $ 2,898
Effect of nontaxble income               (1,239)   (1,100)   (1,104)
Effect of nondeductible expenses            125        82        84
                                        -------   -------   -------
   PROVISION FOR FEDERAL INCOME TAXES   $ 1,919   $ 1,948   $ 1,878
                                        =======   =======   =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, as of December 31 are as follows:

                                                        2006     2005
                                                       ------   ------
DEFERRED TAX ASSETS
Allowance for loan losses                              $1,728   $1,550
Deferred directors' fees                                1,359      919
Employee benefit plans                                    307      531
Core deposit premium and acquisition expenses              --       23
Net unrealized loss on minimum pension liability        1,405       --
Net unrealized loss on available-for-sale securities      392      776
Other                                                      78       51
                                                       ------   ------
   TOTAL DEFERRED TAX ASSETS                            5,269    3,850
                                                       ======   ======
DEFERRED TAX LIABILITIES
Prepaid pension asset                                     794      730
Premises and equipment                                    638      663
Accretion on securities                                    66       35
Core deposit premium and acquisition expenses             157       --
Other                                                     178      226
                                                       ------   ------
   TOTAL DEFERRED TAX LIABILITIES                       1,833    1,654
                                                       ------   ------
      NET DEFERRED TAX ASSETS                          $3,436   $2,196
                                                       ======   ======

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES

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

Commitments to extend credit, which totaled $85,077 and $69,591 at December 31, 2006 and 2005, respectively, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At December 31, 2006 and 2005 the Corporation had a total of $4,079 and $1,565, respectively, in outstanding standby letters of credit.

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

NOTE 15 - ON-BALANCE SHEET ACTIVITIES

DERIVATIVE LOAN COMMITMENTS

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. The Corporation enters into commitments to fund residential mortgage loans at specific times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds the Corporation to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose the Corporation to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of undesignated interest rate lock commitments was $532 and $234 at December 31, 2006 and 2005, respectively.

FORWARD LOAN SALE COMMITMENTS

To protect against the price risk inherent in derivative loan commitments, the Corporation utilized both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loan that would result from the exercise of the derivative loan commitments.

With a "mandatory delivery" contract, the Corporation commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Corporation fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a "pair-off" fee, based on then current market prices, to the investor to compensate the investor for the shortfall.

With a "best efforts" contract, the Corporation commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g. on the same day the lender commits to lend funds to a potential borrower).

The Corporation expects that these forward loan sale commitments will experience changes in fair value opposite to change in fair value of derivate loan commitments. The notional amount of undesignated forward loan sale commitments was $3,266 and $744 at December 31, 2006 and 2005, respectively.

The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in these consolidated financial statements.

NOTE 16 - COMMITMENTS AND OTHER MATTERS

Isabella Bank and Trust sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Isabella Bank and Trust Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. Donations made to the Foundation by Isabella Bank and Trust included in charitable donations reported in noninterest expenses were $0, $0, and $27 in 2006, 2005 and 2004, respectively. The assets of the Foundation as of December 31, 2006 and 2005were $1,318 and $1,551, respectively.

Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the subsidiary Banks to the Corporation. At December 31, 2006, substantially all of the subsidiary Banks' assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2006, the amount available for dividends without regulatory approval was approximately $781.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered family. Medical claims are subject to a lifetime maximum of $5,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,316 in 2006, $1,650 in 2005 and $1,184 in 2004.

The Corporation offers dividend reinvestment and employee and director stock purchase plans. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The stock purchase plan allows employees and directors to purchase IBT Bancorp common stock through payroll deduction. The number of shares reserved for issuance under these plans are 280,000 with 98,552 shares unissued at December 31, 2006. During 2006, 2005 and 2004, 61,258 shares were issued for $2,460, 58,019 shares were issued for $2,180, and 57,388 shares were issued for $2,001, respectively, in cash pursuant to these plans.

The subsidiary banks of the Corporation have obtained approval to borrow up to $79,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Banks may obtain advances at the stated rate at the time of the borrowings. The Banks have agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.

NOTE 17 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and its subsidiary banks, Isabella Bank and Trust and FSB Bank ("Banks") are subject to various regulatory capital requirements administered by the Federal Reserve Bank and the Federal Deposit Insurance Corporation (The Regulators). Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by The Regulators that if undertaken, could have a material effect on the Corporation's and Banks' financial statements. Under The Regulators' capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that include quantitative measures of their assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. The Banks' capital amounts and classifications are also subject to qualitative judgments by The Regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notifications from The Regulators categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Banks' categories.

The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                     Minimum
                                                                                    To Be Well
                                                                  Minimum       Capitalized Under
                                                                  Capital       Prompt Corrective
                                                 Actual         Requirement     Action Provisions
                                            ---------------   ---------------   ----------------
                                             Amount   Ratio    Amount   Ratio     Amount   Ratio
                                            -------   -----   -------   -----   --------   ------
DECEMBER 31, 2006
   Total capital to risk weighted assets
      Isabella Bank & Trust                 $51,484   12.2%   $33,748    8.0%    $42,185   10.0%
      FSB Bank                               30,660   20.4     12,025    8.0      15,032   10.0
      Consolidated                           96,792   16.6     46,552    8.0         N/A    N/A
   Tier 1 capital to risk weighted assets
      Isabella Bank & Trust                  46,917   11.1     16,874    4.0      25,311    6.0
      FSB Bank                               28,767   19.1      6,013    4.0       9,019    6.0
      Consolidated                           89,514   15.4     23,276    4.0         N/A    N/A
   Tier 1 capital to average assets
      Isabella Bank & Trust                  46,917    7.5     25,146    4.0      31,432    5.0
      FSB Bank                               28,767   12.3      9,337    4.0      11,672    5.0
      Consolidated                           89,514   11.6     30,926    4.0         N/A    N/A
DECEMBER 31, 2005
   Total capital to risk weighted assets
      Isabella Bank & Trust                 $48,092   12.4%   $31,040    8.0%    $38,800   10.0%
      FSB Bank                               14,162   14.7      7,733    8.0       9,667   10.0
      Consolidated                           85,184   17.1     39,761    8.0         N/A    N/A
   Tier 1 capital to risk weighted assets
      Isabella Bank & Trust                  43,458   11.2     15,520    4.0      23,280    6.0
      FSB Bank                               12,941   13.4      3,867    4.0       5,800    6.0
      Consolidated                           78,963   15.9     19,881    4.0         N/A    N/A
   Tier 1 capital to average assets
      Isabella Bank & Trust                  43,458    7.6     23,011    4.0      28,763    5.0
      FSB Bank                               12,941    9.5      5,426    4.0       6,783    5.0
      Consolidated                           78,963   11.3     27,886    4.0         N/A    N/A

NOTE 18 - BENEFIT PLANS

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

In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment, which will be recognized in the first quarter of 2007, is to suspend the current participant's accrued benefits as of March 1, 2007 and to limit participation in the plan to eligible employees as of December 31, 2006. Subsequent to the decision to curtail the defined benefit plan, the Corporation decided to increase the contributions to the Corporation's 401(k) plan effective January 1, 2007 (see below)

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan and a reconciliation of the amount recognized in the Corporation's consolidated balance sheets are summarized as follows at December 31:

                                                 2006      2005      2004
                                               -------   -------   -------
Change in projected benefit obligation
   Benefit obligation, January 1               $ 9,557   $ 8,783   $ 8,083
   Service cost                                    593       513       410
   Interest cost                                   607       540       518
   Actuarial loss                                  724        25       144
   Benefits paid                                  (485)     (304)     (372)
                                               -------   -------   -------
      BENEFIT OBLIGATION, DECEMBER 31           10,996     9,557     8,783
                                               -------   -------   -------
Change in plan assets
   Fair value of plan assets, January 1          7,609     6,311     5,427
   Investment return                               947       351       348
   Corporation contribution                      1,128     1,251       908
   Benefits paid                                  (485)     (304)     (372)
                                               -------   -------   -------
      FAIR VALUE OF PLAN ASSETS, DECEMBER 31     9,199     7,609     6,311
                                               -------   -------   -------
      FUNDED STATUS AT DECEMBER 31             $(1,797)  $(1,948)  $(2,472)
                                               =======   =======   =======

The incremental effect of applying FASB Statement No. 158 on individual line items in the consolidated statement of financial position as of December 31, 2006 are as follows:

                                                       Before                         After
                                                   Application of                 Application of
                                                      SFAS 158      Adjustments      SFAS 158
                                                   --------------   -----------   --------------
(Prepaid) accrued liability for pension benefits     $ (2,337)        $ 4,134        $  1,797
Deferred income tax assets                              2,030           1,406           3,436
Total liabilities                                     792,581           1,797         794,378
Accumulated other comprehensive loss                     (759)         (2,728)         (3,487)
Total shareholders' equity                            118,477          (2,728)        115,749

Amounts recognized in accumulated other comprehensive loss consist of:

                                                              December 31
                                                       -------------------------
                                                         2006    2005     2004
                                                       -------   ----   --------
Additional minimum pension liability                   $    --    $--   $(1,839)
   Tax effect                                               --     --       625
                                                       -------    ---   -------
      Net of tax amount                                     --     --    (1,214)
                                                       -------    ---   -------
Adjustment to initially apply FASB Statement No. 158    (4,134)    --        --
   Tax effect                                            1,406     --        --
                                                       -------    ---   -------
      Net of tax amount                                 (2,728)    --        --
                                                       -------    ---   -------
         TOTAL                                         $(2,728)   $--   $(1,214)
                                                       =======    ===   =======

The accumulated benefit obligation was $8,072 and $7,079 at December 31, 2006 and 2005, respectively. The $4,134 adjustment consists primarily of unrecognized net losses.

An adjustment to record the additional minimum pension liability as of December 31, 2004 was established by the recording of an intangible pension asset of $76, and a reduction to other comprehensive loss of $1,839 and $18 in 2005 and 2004, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) are as follows for the years ended December 31:

                                                                2006      2005      2004
                                                              -------   --------   -----
NET PERIODIC BENEFIT COST
Service cost on benefits earned for
   serviced rendered during the year                          $   637    $  558    $ 518
Interest cost on projected benefit obligation                     607       540      501
Expected return on plan assets                                   (555)     (463)    (430)
Amortization of unrecognized prior service cost                    18        18       18
Amortization of unrecognized actuarial net loss                   232       201      213
                                                              -------    ------    -----
         NET PERIODIC BENEFIT COST                                939       854      820
                                                              -------    ------    -----
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS
   RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS)
Adjustment to record the additional minimum pension
   liability net of tax                                            --     1,214       12
Adjustment to initially apply FASB Statement No. 158
   net of tax                                                  (2,728)       --       --
                                                              -------    ------    -----
      TOTAL RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS)    (2,728)    1,214       12
                                                              -------    ------    -----
         TOTAL RECOGNIZED IN NET PERIODIC BENEFIT COST AND
            OTHER COMPREHENSIVE INCOME (LOSS)                 $(1,789)   $2,068    $ 832
                                                              =======    ======    =====

Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

                                          2006   2005   2004
                                          ----   ----   ----
Weighted average discount rate            6.00%  6.25%  6.25%
Rate of increase in future compensation   4.50%  4.50%  4.50%
Expected long-term rate of return         7.50%  7.50%  8.00%

The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

                                           2006   2005   2004
                                           ----   ----   ----
Discount rate                              6.00%  6.25%  6.75%
Rate of compensation increase              4.50%  4.50%  4.50%
Expected long-term return on plan assets   7.50%  7.50%  8.00%

The discount rate decreased to 6.00% in 2006 from 6.25% in 2005. The expected long term rate of return is based on the Corporation's actual recommended rate. The expected rate of return assumption was selected as an estimate of anticipated future long term rates of return on plan assets as measured on a market value basis. Factors considered in making this selection include:

     -    Historical longer term rates of return for broad asset classes.

     -    Actual past rates of return achieved by the plan.

     -    The general mix of assets held by the plan.

     -    The stated investment policy for the plan.

The selected rate of return is net of anticipated investment related expenses.

The Corporation's pension plan weighted-average asset allocations by asset category are as follows at December 31:

                     2006     2005
                    ------   ------
Asset Category

Equity securities      0.0%    64.2%
Debt securities        0.0%    28.7%
Other                100.0%     7.1%
                    ------   ------
   Total            100.00%  100.00%
                    ======   ======

Debt securities include certificates of deposit with the Banks in the amounts of $0 (0% of total plan assets) and $1,173 (15% of total plan assets) at December 31, 2006 and 2005, respectively. Also included in other is $4,000 (44% of total plan assets) and $537 (7% of total plan assets) of funds in a money market account with Isabella Bank and Trust as of December 31, 2006 and 2005, respectively. As a result of the Corporation changing investment advisors as of year end, all of the plan's assets were in money market accounts as of December 31, 2006. These funds were substantially re-invested by January 15, 2007.

The Corporation's investment policy for the benefit plan includes asset holdings in publicly traded equities, U.S. Government agency obligations and investment grade corporate and municipal bonds. The policy restricts equity investment to less than 20% of equity investments in any sector and to less than 4% of plans assets in any one company. The Corporation's weighted asset allocations in 2006 and 2005 were as follows:

Equity securities   55% to 65%
Debt securities     25% to 35%
Real estate              0.00%
Other                   15.00%

The asset mix, the sector weighting of equity investments, and debt issues to hold are based on a third party investment advisor retained by the Corporation to manage the plan. The Corporation reviews the performance of the advisor no less than annually.

The Corporation expects to contribute approximately $861 to the pension plan in 2007.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the next ten years:

           Year             Amount
           ----             ------
           2007             $  327
           2008                333
           2009                341
           2010                370
           2011                391
Years 2012 - 2016 (total)    3,042

OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a nonqualified supplementary retirement plan for officers to provide supplemental retirement benefits and death benefits to each participant. Insurance policies, designed primarily to fund death benefits, have been purchased on the life of each participant with the Corporation as the sole owner and beneficiary of the policies. Expenses related to this program for 2006, 2005, and 2004 were $97, $85, and $65, respectively, and are being recognized over the participants' expected years of service.

The Corporation maintains a non-leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Compensation expense related to the plans for 2006, 2005, and 2004 was $13, $11, and $11, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2006 and 2005 were 161,762 and 159,987, respectively, and were included in the computation of dividends and earnings per share in each of the respective years.

401(K) PLAN

The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 15% of their compensation subject to certain limits based on federal tax laws. The Corporation began making matching contributions equal to 25% of the first 3% of an employee's compensation contributed to the plan in 2005. Employees are 0% vested through their first three years of employment and are 100% vested after 3 years of service. For the year ended December 31, 2006 and 2005, expenses attributable to the Plan were $47 and $49, respectively.

As a result of the curtailment of the defined benefit plan noted above the Corporation decided to increase the contributions to the Corporation's 401(k) plan effective January 1, 2007. The enhancement includes a 3.0% drop-in contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee's compensation contributed to the Plan during the year. As a result of the curtailment, an adjustment in the accounting for the Corporation's defined benefit plan will be reported in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" in the first quarter of 2007. The Corporation does not anticipate a significant impact on the operating results or statement of position in future years.

EQUITY COMPENSATION PLAN

Pursuant to the terms of a Deferred Director fee plan, directors of the Corporation are required to defer at least 25%, and may defer up to 100%, of their earned board fees. Deferred director fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's dividend reinvestment plan. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. Prior to December 31, 2005, the Plan contained a cash payout option, and a liability was recorded in the consolidated financial statements. The Plan as modified does not allow for cash settlement and, therefore, such share-based payment awards qualify for classification as equity. In connection with the amendment, $2,704 was reclassified from other liabilities and recorded as an addition to the common stock account as of December 31, 2005. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of December 31, 2006 and 2005, 171,014 and 161,571 shares, respectively, were to be issued under this plan, as adjusted for the 10% stock dividend paid on February 15, 2006, pursuant to an existing antidilution provision required by the plan.

NOTE 19 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Banks have granted loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following:

                      2006       2005
                    --------   -------
Beginning balance   $  9,679   $ 9,505
New loans             12,521     7,718
Repayments           (11,451)   (7,544)
                    --------   -------
Ending Balance      $ 10,749   $ 9,679
                    ========   =======

Total deposits of these principal officers and directors and their affiliates amounted to $10,467 and $6,685 at December 31, 2006 and 2005, respectively. In addition, IBT Bancorp's defined benefit plan and the Employee Stock Ownership Plan (Note 18) held deposits with the banks aggregating $4,000 and $862, and $1,710 and $497 respectively at December 31, 2006 and 2005.

NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

LOANS RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g., real estate mortgage, agricultural, commercial, and installment) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

MORTGAGE SERVICING RIGHTS: Fair value is determined using prices for similar assets with similar characteristics when applicable, or based upon discounted cash flow analyses.

SHORT-TERM BORROWINGS: The carrying amounts or federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowings arrangements.

BORROWINGS: The fair values of the Corporation's long-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing arrangements. The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair value. The fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

ACCRUED INTEREST: The carrying amounts of accrued interest approximate fair value.

DERIVATIVE FINANCIAL INSTRUMENTS: Fair values for derivative loan commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.

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

The following sets forth the estimated fair value and recorded carrying values of the Corporation's financial instruments as of December 31:

                                                   2006                    2005
                                          ---------------------   ---------------------
                                           Estimated   Carrying    Estimated   Carrying
                                          Fair Value     Value    Fair Value     Value
                                          ----------   --------   ----------   --------
ASSETS
Cash and demand deposits due from banks    $ 31,359    $ 31,359    $ 30,825    $ 30,825
Investment securities                       213,450     213,450     183,406     183,406
Mortgage loans available for sale             2,765       2,734         757         744
Net loans                                   585,703     583,437     479,765     476,343
Accrued interest receivable                   5,765       5,765       4,786       4,786
Mortgage servicing rights                     2,155       2,155       2,125       2,125
LIABILITIES
Deposits with no stated maturities          373,309     373,309     331,487     331,487
Deposits with stated maturities             352,595     352,531     260,615     260,991
Borrowed funds                               58,390      58,303      52,216      52,165
Accrued interest payable                      1,197       1,197         857         857

NOTE 21 - PARENT COMPANY ONLY FINANCIAL INFORMATION (UNAUDITED)

CONDENSED BALANCE SHEETS

                                                    December 31
                                                ------------------
                                                  2006       2005
                                                --------   -------
ASSETS
Cash on deposit at subsidiary Banks             $  4,075   $ 8,749
Securities available for sale                      2,534     4,789
Investments in subsidiaries                      106,064    61,841
Premises and equipment                             3,094     3,025
Other assets                                       2,995     3,576
                                                --------   -------
   TOTAL ASSETS                                 $118,762   $81,980
                                                ========   =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                               $  3,013   $ 1,078
Shareholders' equity                             115,749    80,902
                                                --------   -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $118,762   $81,980
                                                ========   =======

CONDENSED STATEMENTS OF INCOME

                                                     Year Ended December 31
                                                    ------------------------
                                                     2006     2005     2004
                                                    ------   ------   ------
Income
   Dividends from subsidiaries                      $4,025   $7,275   $3,500
   Interest income                                     305      182      139
   Management fee and other                          1,280    1,384      643
                                                    ------   ------   ------
   TOTAL INCOME                                      5,610    8,841    4,282
Expenses                                             3,872    2,808    2,065
                                                    ------   ------   ------
   Income before income tax benefit and equity in
      undistributed earnings of subsidiaries         1,738    6,033    2,217
   Federal income tax benefit                          825      478      470
                                                    ------   ------   ------
                                                     2,563    6,511    2,687
Undistributed earnings of subsidiaries               4,438      265    3,958
                                                    ------   ------   ------
   NET INCOME                                       $7,001   $6,776   $6,645
                                                    ======   ======   ======

CONDENSED STATEMENTS OF CASH FLOWS

                                                              Year Ended December 31
                                                           ---------------------------
                                                             2006      2005      2004
                                                           -------   -------   -------
OPERATING ACTIVITIES
Net income                                                 $ 7,001   $ 6,776   $ 6,645
   Adjustments to reconcile net income
      to cash provided by operations
      Undistributed earnings of subsidiaries                (4,438)     (265)   (3,958)
      Share based payment awards                               470        --        --
      Depreciation                                             591       533        21
      Net amortization of investment securities                 21        27        12
      Realized loss on sale of investment securities             8        --        --
      Deferred income taxes (benefit)                          128       680       (13)
      Changes in operating assets and liabilities which
         provided (used) cash
         Interest receivable                                    29       (29)       (4)
         Other assets                                         (522)     (746)   (1,031)
         Accrued interest and other expenses                   138      (894)      809
                                                           -------   -------   -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES        3,426     6,082     2,481
INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                           6,650       344       260
      Purchases                                             (4,380)   (1,523)   (1,846)
   Purchases of equipment and premises                        (660)   (3,455)       (7)
   Advances to (repayment of) investment in subsidiaries    (8,394)      652        --
                                                           -------   -------   -------
            NET CASH USED IN INVESTING ACTIVITIES           (6,784)   (3,982)   (1,593)
FINANCING ACTIVITIES
   Cash dividends paid on common stock                      (3,775)   (3,254)   (3,070)
   Proceeds from the issuance of common stock                2,459     2,684     2,001
   Common stock repurchased                                     --        --      (192)
                                                           -------   -------   -------
            NET CASH USED IN FINANCING ACTIVITIES           (1,316)     (570)   (1,261)
                                                           -------   -------   -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVELANTS            (4,674)    1,530      (373)
Cash and cash equivelants at beginning of year               8,749     7,219     7,592
                                                           -------   -------   -------
            CASH AND CASH EQUIVALENTS AT END OF YEAR       $ 4,075   $ 8,749   $ 7,219
                                                           =======   =======   =======

NOTE 22 - OPERATING SEGMENTS

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

                                                          All Others
                               Isabella Bank              (Including
                                 and Trust     FSB Bank     Parent)      Total
                               -------------   --------   ----------   --------
2006
   Total assets                   $641,672     $260,400    $ 8,055     $910,127
   Interest income                  34,450       10,201         58       44,709
   Net interest income              18,686        6,074        217       24,977
   Provision for loan losses           532          150         --          682
   Net income (loss)                 6,373        1,921     (1,293)       7,001
2005
   Total assets                   $583,505     $136,853    $21,296     $741,654
   Interest income                  28,867        7,939         76       36,882
   Net interest income              18,436        5,289        184       23,909
   Provision for loan losses           585          192         --          777
   Net income (loss)                 5,900        1,456       (580)       6,776
2004
   Total assets                   $542,759     $125,350    $ 9,925     $678,034
   Interest income                  26,436        7,258        127       33,821
   Net interest income              18,247        4,919        198       23,364
   Provision for loan losses           550          185         --          735
   Net income (loss)                 6,073        1,345       (773)       6,645

NOTE 23 - SUBSEQUENT EVENT

In February 2007, IBT Bancorp filed an application with the Federal Reserve to merge FSB Bank into Isabella Bank and Trust. The merger is expected to be approved in March 2007. The consolidation into a single charter will further reduce operating expenses through the elimination of duplications in memberships, licensing, service contracts, compliance, computer platforms, and computer processing. The legal reorganization will have no significant effect on the Corporation's consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9 A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROL

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2006.

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

This assessment excluded internal control over financial reporting of The Farwell State Savings Bank as permitted by the Securities and Exchange Commission for current year acquisitions. The Farwell State Savings Bank was acquired on October 3, 2006, and represented 12.4% of consolidated assets at December 31, 2006 and 5.7% of consolidated net income for 2006.

Based upon these criteria, we believe that, as of December 31, 2006, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson PC, has audited our 2006 consolidated financial statements. Rehmann Robson PC was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson PC has issued an unqualified audit opinion on our 2006 consolidated financial statements as a result of the audit and also has issued an attestation report on management's assessment of its internal control over financial reporting.

IBT Bancorp, Inc.

By:


//s// Dennis P. Angner
-------------------------------------
Dennis P. Angner
Chief Executive Officer
March 12, 2007


//s// Peggy L. Wheeler
-------------------------------------
Peggy L. Wheeler
Principal Financial Officer
March 5, 2007

ITEM 9 B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information concerning directors and certain executive officers of the Corporation, see "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's 2006 Annual Meeting Proxy Statement ("Proxy Statement") which is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

For information concerning executive compensation, see "Executive Officers," "Compensation Committee Report," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," and "Remuneration of Directors" in the Proxy Statement which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

For information concerning the security ownership of certain owners and management, see "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement which is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2006, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

                                                                                        Number of Securities
                                                                                              Remaining
                                          Number of Securities                          Available for Future
                                              to be Issued        Weighted Average            Issuance
                                            Upon Exercise of       Exercise Price           Under Equity
                                               Outstanding         of Outstanding        Compensation Plans
                                           Options, Warrants,    Options, Warrants,    (Excluding Securities
                                               and Rights            and Rights       Reflected in Column (A))
Plan Category                                     (A)                    (B)                    (C)
-------------                             --------------------   ------------------   ------------------------
Equity compensation plans approved by
   Shareholders: None                                 --                 --                      --
Equity compensation plans not
   approved by shareholders (1):
   1984 deferred director fee plan*              146,883                 (1)                     (1)
   Deferred director compensation Plan*           24,131                 (2)                     (2)
                                                 -------
      TOTAL                                      171,014
                                                 =======

(1) Pursuant to the terms of the Deferred Director fee plan, which was last amended effective December 31, 2005, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's Dividend Reinvestment Plan. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. In connection with the amendment, $2,704 was reclassified from other liabilities and recorded as an addition to the common stock account. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of 2005, 161,571 shares were to be issued under the plan, as adjusted for the 10% stock dividend paid on February 15, 2006 pursuant to an existing antidilution provision required by the plan.

(2) Pursuant to the terms of the Deferred Compensation Plan for Non-Employee Directors, which was effective January 1, 2006, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the market price of the Corporation's common stock. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of December 31, 2006, 171,014 shares were to be issued under the plan, as adjusted for the 10% stock dividend paid on February 15, 2006 pursuant to an existing antidilution provision required by the plan.

*    As adjusted for the 10% stock dividend paid February 15, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information, see "Indebtedness of and Transactions with Management" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

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

     3.   See the exhibits listed below under Item 15(b):

(b) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

                    3(a)  Amended Articles of Incorporation (1)
                    3(b)  Amendment to the Articles of Incorporation (2)
                    3(c)  Amendment to the Articles of Incorporation (4)
                    3(d)  Amendment to the Articles of Incorporation (4)
                    3(e)  Amended Bylaws (8)
                    3(f)  Amendment to Bylaws (10)
                    10(a) Isabella Bank & Trust Executive Supplemental Income
                         Agreement (2)*
                    10(b) Isabella Bank & Trust Deferred Compensation Plan (3)* 10(c) IBT Bancorp, Inc. and Related Companies Deferred
                         Compensation Plan for Directors (5)*
                    10(d) Isabella Bank and Trust Death Benefit Only Agreement
                         (6)*
                    10(e) Deferred Compensation Plan for Non-Employee Directors
                         (9)*
                    10(f) IBT Bancorp Retirement Bonus Plan (11)*
                    14    Code of Business Conduct and Ethics (7)
                    21    Subsidiaries of the Registrant
                    23    Consent of Rehmann Robson, P.C. Independent Registered
                         Public Accounting Firm
                    31(a) Certification pursuant to section 302 of the Sarbanes-
                         Oxley Act of 2002 by the Chief Executive Officer
                    31(b) Certification pursuant to section 302 of the Sarbanes-
                         Oxley Act of 2002 by the Principal Financial Officer
                    32    Section 1350 Certification of Chief Executive Officer
                         and Principal Financial Officer

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

(6) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein by reference.

(7) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 15, 2004 and incorporated herein by reference.

(8) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 16, 2005, and incorporated herein by reference.

(9) Previously filed as an Exhibit to IBT Bancorp, Inc. Current Report on Form 8-K, dated December 14, 2005, and incorporated herein by reference.

(10) Previously filed as an Exhibit to IBT Bancorp, Inc. Current Report on Form 8-K, dated November 20, 2006, and incorporated herein by reference.

(11) Previously filed as an Exhibit to IBT Bancorp, Inc. Current Report on Form 8-K, dated December 26, 2006, and incorporated herein by reference.

*    Management Contract or Compensatory Plan or Arrangement.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

IBT BANCORP, INC.
(Registrant)


by: /s/ Dennis P. Angner                Date: March 12, 2007
    ---------------------------------
    Dennis P. Angner
    President and Chief Executive
    Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                     Capacity               Date
----------                                     --------               ----


/s/ Dennis P. Angner                    President and Chief      March 12, 2007
-------------------------------------   Executive Officer and
Dennis P. Angner                        Director


/s/ Richard J. Barz                     Director                 March 05, 2007
-------------------------------------
Richard J. Barz


/s/ Sandra L. Caul                      Director                 March 07, 2007
-------------------------------------
Sandra L. Caul


/s/ James C. Fabiano                    Director                 March 05, 2007
-------------------------------------
James C. Fabiano


/s/ David W. Hole                       Director                 March 07, 2007
-------------------------------------
David W. Hole


/s/ David J. Maness                     Director                 March 05, 2007
------------------------------------
David J. Maness


/s/ W. Joseph Manifold                  Director                 March 05, 2007
-------------------------------------
W. Joseph Manifold


/s/ Timothy M. Miller                   Director                 March 07, 2007
-------------------------------------
Timothy Miller


/s/ Ronald E. Schumacher                Director                 March 05, 2007
-------------------------------------
Ronald E. Schumacher



/s/ William J. Strickler                Director                 March 06, 2007
-------------------------------------
William J. Strickler


/s/ Dale Weburg                         Director                 March 12, 2007
-------------------------------------
Dale Weburg


/s/ Peggy L. Wheeler                    Sr. Vice President and   March 05, 2007
-------------------------------------   Controller (Principal
Peggy L. Wheeler                        Financial Officer)

IBT Bancorp
FORM 10-K

Index to Exhibits

Exhibit                                                    Form 10-K
Number                       Exhibit                      Page Number
-------   ---------------------------------------------   -----------
21        Subsidiaries of the Registrant                       75

23        Consent of Rehmann Robson P.C.                       76
          Independent Registered Public Accounting Firm

31 (a)    Certification pursuant to Rule 13a - 14(a) of
          the Chief Executive Officer                          77

31 (b)    Certification pursuant to Rule 13a - 14(a) of
          the Principal Financial Officer                      78

32        Section 1350 Certification of Chief Executive
          Officer and Principal Financial Officer              79