Form 10-Q
period 2007-03-31
IBT BANCORP INC /MI/
filed 2007-05-10
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 2007

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

      For the transition period from __________________ to __________________

                         Commission File Number: 0-18415

                                IBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Michigan                                  38-2830092
----------------------------------------    ------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   identification No.)

  200 East Broadway, Mt. Pleasant, MI                      48858
----------------------------------------    ------------------------------------
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

            Common Stock no par value, 6,336,341 as of April 16, 2007

                                IBT BANCORP, INC.

                               Index to Form 10-Q

                                                                             Page Numbers
PART I  FINANCIAL INFORMATION

   Item 1  Condensed Consolidated Financial Statements                          3-14

   Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          14-26

   Item 3  Quantitative and Qualitative Disclosures About Market Risk          27-28

   Item 4  Controls and Procedures                                                29

PART II  OTHER INFORMATION

   Item 1A Risk Factors                                                           30

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds            30

   Item 6  Exhibits                                                               31

   Signatures                                                                     32

   Exhibit 31(a)                                                                  33

   Exhibit 31(b)                                                                  34

   Exhibit 32                                                                     35

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                   March 31,     December 31
                                                                     2007           2006
                                                                 ------------    ------------
ASSETS
   Cash and demand deposits due from banks                       $     21,868    $     31,359
   Federal funds sold                                                   5,896               -
                                                                 ------------    ------------
                               TOTAL CASH AND CASH EQUIVELANTS         27,764          31,359

   Trading securities                                                  77,156               -
   Securities available for sale (amortized
        cost of $149,710 in 2007 and $214,600 in 2006)                150,146         213,450
   Mortgage loans available for sale                                    1,337           2,734
   Loans
     Agricultural                                                      46,994          47,302
     Commercial                                                       222,034         212,701
     Installment                                                       30,152          30,389
     Residential real estate mortgage                                 298,654         300,650
                                                                 ------------    ------------
        Total loans                                                   597,834         591,042
     Less allowance for loan losses                                     7,724           7,605
                                                                 ------------    ------------
                                               TOTAL NET LOANS        590,110         583,437
   Premises and equipment                                              21,221          20,754
   Corporate-owned life insurance policies                             12,866          12,763
   Accrued interest receivable                                          5,956           5,765
   Acquisition intangibles and goodwill, net                           27,218          27,288
   Other assets                                                        14,265          12,577
                                                                 ------------    ------------
                                                  TOTAL ASSETS   $    928,039    $    910,127
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
     Noninterest bearing                                         $     81,456    $     83,902
     NOW accounts                                                     114,441         111,406
     Certificates of deposit and other savings                        405,473         388,176
     Certificates of deposit over $100,000                            139,221         142,356
                                                                 ------------    ------------
                                                TOTAL DEPOSITS        740,591         725,840
   Other borrowed funds ($7,486 at fair value in 2007)                 61,389          58,303
   Escrow funds payable                                                 1,487           2,416
   Accrued interest and other liabilities                               7,650           7,819
                                                                 ------------    ------------
                                             TOTAL LIABILITIES        811,117         794,378
   Shareholders' Equity
     Common stock -- no par value
        10,000,000 shares authorized; outstanding--
        6,336,341 in 2007 (6,335,861 in 2006)                         114,909         114,785
     Retained earnings                                                  4,452           4,451
     Accumulated other comprehensive loss                              (2,439)         (3,487)
                                                                 ------------    ------------
                                    TOTAL SHAREHOLDERS' EQUITY        116,922         115,749
                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    928,039    $    910,127
                                                                 ============    ============

See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                              Three Months Ended
                                                                                  March 31
                                                                          --------------------------
                                                                             2007             2006
                                                                          -----------    -----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                             6,335,861      4,974,715
   Common stock dividends                                                           -        497,299
   Issuance of common stock                                                    13,480         12,310
   Common stock repurchased                                                   (13,000)             -
                                                                          -----------    -----------
                                   BALANCE END OF PERIOD                    6,336,341      5,484,324
                                                                          ===========    ===========

COMMON STOCK
   Balance at beginning of year                                           $   114,785    $    72,296
   Common stock dividends                                                           -         20,887
   Transfer                                                                         -        (12,000)
   Issuance of common stock                                                       522            448
   Share-based payment awards under
     equity compensation plan                                                     152            117
   Common stock repurchased                                                      (550)             -
                                                                          -----------    -----------
                                   BALANCE END OF PERIOD                      114,909         81,748

RETAINED EARNINGS
   Balance at beginning of year                                                 4,451         10,112
   Net income                                                                   1,810          1,214
   Common stock dividends                                                           -        (20,887)
   Transfer                                                                         -         12,000
   Adjustment to initially apply FASB Statement No. 159,
     net of tax                                                                (1,050)             -
   Cash dividends ($0.12 per share in 2007 and $0.11 per share in 2006)          (759)          (610)
                                                                          -----------    -----------
                                   BALANCE END OF PERIOD                        4,452          1,829

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                                (3,487)        (1,506)
   Adjustment to initially apply FASB Statement No. 159,
     net of tax                                                                   897              -
   Other comprehensive income (loss)                                              151           (253)
                                                                          -----------    -----------
                                   BALANCE END OF PERIOD                       (2,439)        (1,759)

                                                                          -----------    -----------
                TOTAL SHAREHOLDERS' EQUITY END OF PERIOD                  $   116,922    $    81,818
                                                                          ===========    ===========

See notes to condensed consolidated financial statements.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                                   Three Months Ended
                                                                        March 31
                                                               -------------------------
                                                                   2007         2006
                                                               -----------   -----------
INTEREST INCOME
   Loans, including fees                                       $    10,523   $     8,167
   Investment securities
     Taxable                                                           745         1,078
     Nontaxable                                                        786           649
   Trading account securities                                          700             -
   Federal funds sold and other                                        138            74
                                                               -----------   -----------
                                       TOTAL INTEREST INCOME        12,892         9,968
INTEREST EXPENSE
   Deposits                                                          5,586         3,556
   Borrowings                                                          663           506
                                                               -----------   -----------
                                      TOTAL INTEREST EXPENSE         6,249         4,062
                                                               -----------   -----------
                                         NET INTEREST INCOME         6,643         5,906
Provision for loan losses                                              126           167
                                                               -----------   -----------

         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         6,517         5,739

NONINTEREST INCOME
   Service charges and fees                                          1,132         1,030
   Title insurance revenue                                             474           474
   Trust fees                                                          218           214
   Gain on sale of mortgage loans                                       53            57
   Net gain on trading activities                                      227             -
   Other                                                               307           226
                                                               -----------   -----------
                                    TOTAL NONINTEREST INCOME         2,411         2,001

NONINTEREST EXPENSES
   Compensation and benefits                                         3,897         3,529
   Occupancy                                                           458           456
   Furniture and equipment                                             816           713
   Other                                                             1,633         1,610
                                                               -----------   -----------
                                  TOTAL NONINTEREST EXPENSES         6,804         6,308
                          INCOME BEFORE FEDERAL INCOME TAXES         2,124         1,432
Federal income taxes                                                   314           218
                                                               -----------   -----------
                                                  NET INCOME   $     1,810   $     1,214
                                                               ===========   ===========

EARNINGS PER SHARE
   Basic                                                       $      0.29   $      0.23
                                                               ===========   ===========
   Diluted                                                     $      0.28   $      0.22
                                                               ===========   ===========

CASH DIVIDENDS PER BASIC SHARE                                 $      0.12   $      0.11
                                                               ===========   ===========

See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (Dollars in thousands)

                                                                     Three months Ended
                                                                          March 31
                                                                     ------------------
                                                                        2007       2006
                                                                     -------    -------
NET INCOME                                                           $ 1,810    $ 1,214
                                                                     -------    -------
   Unrealized gains (losses) on available-for-sale securities:
     Unrealized holding gains (losses) arising during period             197       (383)
     Reclassification adjustment for net realized losses
        included in net income                                            30          -
                                                                     -------    -------
     Net unrealized gains (losses)                                       227       (383)
        Tax effect                                                       (76)       130
                                                                     -------    -------
          Unrealized gains (losses), net of tax                          151       (253)
                                                                     -------    -------

   Adjustment to initially apply FASB Statement No. 159                1,359          -
     Tax effect                                                         (462)         -
                                                                     -------    -------
          FASB Statement No. 159 adjustment, net of tax                  897          -
                                                                     -------    -------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                          1,048       (253)
                                                                     -------    -------
                                              COMPREHENSIVE INCOME   $ 2,858    $   961
                                                                     =======    =======

See notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                              Three months ended March 31
                                                                              ----------------------------
                                                                                  2007            2006
                                                                              ------------    ------------
OPERATING ACTIVITIES
Net income                                                                    $      1,810    $      1,214
Reconciliation of net income to cash provided by operations:
   Provision for loan losses                                                           126             167
   Depreciation                                                                        482             480
   Net amortization of investment securities                                            46             209
   Realized loss on sale of investment securities                                       30               -
   Amortization and impairment of mortgage servicing rights                             47              34
   Earnings on corporate owned life insurance policies                                (103)           (100)
   Amortization of acquisition intangibles                                              70              23
   Deferred income tax benefit                                                          (2)              -
   Share-based payment awards                                                          152             117
   Changes in operating assets and liabilities which provided (used) cash:
     Trading securities (including unrealized appreciation of $225 in 2007)            703               -
     Loans held for sale                                                             1,397             (87)
     Accrued interest receivable                                                      (191)             44
     Other assets                                                                   (1,809)           (829)
     Escrow funds payable                                                             (929)          3,925
     Accrued interest and other liabilities                                           (169)         (1,061)
                                                                              ------------    ------------
                               NET CASH PROVIDED BY OPERATING ACTIVITIES             1,660           4,136
INVESTING ACTIVITIES
   Activity in available-for-sale securities
     Maturities, calls, and sales                                                   19,619           8,605
     Purchases                                                                     (34,023)        (26,132)
   Net increase in loans                                                            (6,799)         (1,774)
   Purchases of premises and equipment                                                (949)           (695)
   Purchase of corporate owned life insurance policies                                   -            (499)
                                                                              ------------    ------------
                                   NET CASH USED IN INVESTING ACTIVITIES           (22,152)        (20,495)
FINANCING ACTIVITIES
   Net increase in noninterest bearing deposits                                     (2,446)         (2,076)
   Net increase in interest bearing deposits                                        17,197          26,314
   Net increase (decrease) in other borrowed funds                                   2,933          (7,923)
   Cash dividends paid on common stock                                                (759)           (610)
   Proceeds from the issuance of common stock                                          522             448
   Common stock repurchased                                                           (550)              -
                                                                              ------------    ------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES            16,897          16,153
                                                                              ------------    ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                               (3,595)           (206)
Cash and cash equivalents at beginning of year                                      31,359          30,825
                                                                              ------------    ------------
                                CASH AND CASH EQUIVALENTS AT END OF YEAR      $     27,764    $     30,619
                                                                              ============    ============

See notes to condensed consolidated financial statements.

                                IBT BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the fair value election described in Note 5) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2006.

All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.

Effective October 3, 2006, FSB Bank, a subsidiary of the Corporation, acquired Farwell State Savings Bank. The consolidated financial statements include the results of operations from that time. Refer to Management's Discussion and Analysis for further consideration of the impact of this transaction to the consolidated financial statements.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

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

Earnings per common share have been computed based on the following:

                                                       Three Months Ended
                                                             March 31
                                                      ---------------------
                                                        2007         2006
                                                      ---------   ---------
Average number of common shares outstanding*          6,339,616   5,306,091
Effect of shares in the Deferred Director fee plan*     177,455     158,329
                                                      ---------   ---------
Average number of common shares outstanding used to
   calculate diluted earnings per common share        6,517,071   5,464,420
                                                      =========   =========

* As adjusted for the 10% stock dividend paid February 15, 2006

NOTE 3 - OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of net operating results. The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation's annual report for the year ended December 31, 2006 with the exception of those adopted during 2007 (see Notes 5 and 6). The Corporation evaluates performance based principally on net income and asset quality of the respective segments. Summaries of selected financial information for the Corporation's reportable segments as of and for the three month periods ended March 31 follow:

                                                          All Others
                             Isabella Bank                (Including
Three Months Ended              and Trust    FSB Bank      Parent)         Total
                             -------------   --------     ----------      --------
MARCH 31, 2007
 Total assets                  $653,096      $260,575      $ 14,368       $928,039
 Interest income                  9,222         3,657            13         12,892
 Net interest income              4,558         2,045            40          6,643
 Provision for loan losses           86            40             -            126
 Net income (loss)                1,685           610          (485)         1,810

MARCH 31, 2006
 Total assets                  $598,435      $136,378      $ 26,936       $761,749
 Interest income                  7,855         2,083            30          9,968
 Net interest income              4,541         1,306            59          5,906
 Provision for loan losses          118            49             -            167
 Net income (loss)                1,331           334          (451)         1,214

NOTE 4 - DEFINED BENEFIT PENSION PLAN

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

In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment is to freeze the current participant's accrued benefits as of March 1, 2007 and to limit participation in the plan to eligible employees as of December 31, 2006. The effects of the curtailment on the interim financial statements have not yet been fully determined as the information has not been received from the Corporation's actuary. Subsequent to the decision to curtail the defined benefit plan, the Corporation elected to increase its level of contributions to the Corporation's 401(k) plan effective January 1, 2007.

On December 31, 2006 the Corporation adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No.
158). SFAS No. 158 required the Corporation to recognize on a prospective basis the funded status of their defined benefit plan on the Corporation's consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

The components of net periodic benefit cost for the three month period ended March 31, exclusive of the effects of the curtailment, are as follows:

                                                                                 2007        2006
                                                                                 -----       -----
NET PERIODIC BENEFIT COST
    Service cost on benefits earned for services rendered during the period      $  28       $ 159
    Interest cost on projected benefit obligation                                  122         152
    Expected return on plan assets                                                (157)       (139)
    Amortization of unrecognized prior service cost                                  -           5
    Amortization of unrecognized actuarial net loss                                  8          58
    Plan curtailment expenses                                                       40           -
                                                                                 -----       -----
    NET PERIODIC BENEFIT COST                                                    $  41       $ 235
                                                                                 =====       =====

The Corporation contributed $150 and $750 to the pension plan during the three month periods ended March 31, 2007 and 2006, respectively. The Corporation has not received the information related to the curtailment of this plan and, therefore, has not yet determined the amount of additional contributions required for the remainder of 2007.

NOTE 5 - FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other assets and liabilities at fair value. The fair value measurement option is not allowable for deposit or withdrawable on demand liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if an entity has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as of January 1, 2007. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by IBT Bancorp in the first quarter of fiscal 2008. IBT Bancorp has elected to early adopt SFAS No. 159 effective January 1, 2007, the impact of which is detailed in the table below. For further discussion on the financial statement impact of adopting this standard, see Management's Discussion and Analysis in Item 2 of this report and the information presented.

                                                                                         Net Gain /
                                                                        Balance Sheet      (Loss)      Balance Sheet
                                                                        1/1/2007 Prior      Upon      1/1/2007 After
                                                                          to Adoption     Adoption    Adoption of FVO
                                                                        --------------   ----------   ---------------
Investment securities                                                     $   79,198      $ (1,359)      $  77,839
FHLB borrowings included in other borrowed funds                              (7,256)         (232)         (7,488)
                                                                                          --------
   Pretax cumulative effect of adoption
     of the fair value option                                                               (1,591)
   Increase in deferred tax asset                                                              541
                                                                                          --------
   Cumulative effect of adoption of the
     fair value option (charged as a reduction to retained earnings)                      $ (1,050)
                                                                                          ========

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. As the Corporation has elected early adoption of SFAS No. 159, it has also early adopted SFAS No. 157, as required by SFAS No. 159. For further discussion on the financial statement impact of adopting these standards, see Management's Discussion and Analysis in Item 2 of this report.

                                                                                    Changes in Fair Value for the 3-month Period
                                               Fair Value Measurements at          Ended March 31, 2007 for Items Measured at Fair
                                                     3/31/2007 Using             Value Pursuant to Election of the Fair Value Option
                                               ----------------------------      ---------------------------------------------------
                                                  Quoted
                                                  Prices
                                                in Active       Significant
                                               Markets for        Other           Trading            Other        Total Changes in
                               Fair Value       Identical       Observable          Gains            Gains      Fair Values Included
                              Measurements        Assets          Inputs            and              and          in Current Period
Description                    3/31/2007         (Level 1)       (Level 2)        (Losses)         (Losses)          Earnings
--------------------------    -------------    -----------      -----------       --------         ---------    --------------------
RECURRING ITEMS

  Trading securities          $     77,156     $     4,949      $    72,207       $    225         $      -          $       225
  Investment securities
    available for sale             150,146           1,992          148,154              -                -                    -
  Mortgage loans
    available for sale               1,337               -            1,337              -                -                    -
  Other borrowed funds               7,486               -            7,486              2                -                    2
NONRECURING ITEMS

  Mortgage servicing
    rights                           2,186               -            2,186              -               (1)                  (1)
  Other real estate owned              617               -              617              -              (26)                 (26)

In accordance with the provisions of SFAS 156, mortgage servicing rights with a carrying amount of $2,187 were written down to their fair value of $2,186, resulting in an impairment charge of $1, which was included in earnings for the period.

In accordance with the provisions of SFAS 144, other real estate owned with a carrying amount of $643 was written down to its fair value of $617, resulting in an impairment charge of $26, which was included in earnings for the period.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 (" FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On January 1, 2007, the Corporation adopted FIN 48. The adoption of this standard did not impact the Corporation's consolidated financial statements.

In June 2006, the Emerging Issues Task Force ("EITF") reached a tentative conclusion reflected in the draft abstract for EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4." The Task Force's tentative conclusion states that a policyholder should consider certain additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. This issue is effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-5 did not have an impact on the Corporation's consolidated financial statements.

In February 2006 the FASB issued SFAS No. 155 " Accounting for Certain Hybrid Instruments," which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The issuance of Statement 155 provides the following: 1. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; 2. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; 3. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and 4. Amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Corporation adopted SFAS No.155 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In March 2006 the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which affects the accounting for servicing rights, which includes mortgage servicing rights and those associated with other types of financial assets transferred in securitizations such as; auto loans, student loans, credit cards, commercial real estate and equipment financing. Specifically, Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For subsequent accounting for servicing assets and liabilities, entities would choose either to amortize and recognize over a period of estimated net servicing income or net servicing loss (currently required under Statement 140) or remeasure at fair value at each subsequent reporting date. The choice to measure at fair value would make it easier to account for hedges of servicing rights, which currently are difficult to apply under Statement No. 133. Statement No. 156 is effective for all servicing assets or liabilities acquired or assumed after the beginning of the first fiscal year beginning after September 15, 2006. In addition, an entity may elect to apply fair value measurement to existing servicing rights upon adoption. The Corporation adopted SFAS No.156 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In July of 2006, the Emerging Issues Task Force ("EITF") of FASB issued a draft abstract for EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. IBT Bancorp has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the consolidated balance sheets in accrued interest and other assets. The carrying value was $12,866 at March 31, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 unless SFAS No. 159 is adopted, in which SFAS No. 157 would need to be adopted concurrently. The results of the adoption of this standard are disclosed in Note 5.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" which provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007, with an option to early adopt effective January 1, 2007. After review of the standard, the Corporation has early adopted the standard. The impact of the adoption is presented in Note 5.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of this standard did not have a material effect on the Corporation's consolidated financial statements.

NOTE 7 - SUBSEQUENT EVENT

Effective April 16 2007, IBT Bancorp's subsidiary banks (Isabella Bank & Trust and FSB Bank) consolidated into one charter as Isabella Bank & Trust. This was a strategic move to continue to improve operational efficiencies. This consolidation is not expected to have a material impact on the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2006 annual report and with the unaudited condensed consolidated financial statements and notes, as set forth on pages 3 through 14 of this report.

CRITICAL ACCOUNTING POLICIES: A summary of the Corporation's significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation's Annual Report for the year ended December 31, 2006. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses to be its most critical accounting policy.

The allowance for loan losses requires management's most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation's allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation's 2006 Annual Report and herein.

RESULTS OF OPERATIONS

The following table outlines the results of operations for the periods ended March 31, 2007 and 2006. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.

SUMMARY OF SELECTED FINANCIAL DATA

                                                        Three Months Ended
                                                            March 31
                                                    --------------------------
                                                       2007            2006
                                                    ---------       ---------
INCOME STATEMENT DATA
     Net interest income                            $   6,643       $   5,906
     Provision for loan losses                            126             167
     Net income                                         1,810           1,214
PER SHARE DATA
     Earnings per share:
        Basic                                       $    0.29       $    0.23
        Diluted                                          0.28            0.22
     Cash dividends per common share                     0.12            0.11
RATIOS
     Average primary capital to average assets          13.42%          11.69%
     Net income to average assets                        0.79            0.65
     Net income to average equity                        6.22            5.97

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $231 and $238 in 2007 and 2006, respectively. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

      (Continued on page 17)

AVERAGE BALANCES; INTEREST RATE AND NET INTEREST INCOME

Results for the three months ended March 31, 2007 and March 31, 2006.

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

                                                               Three Months Ended
                                               March 31, 2007                        March 31, 2006
                                         ------------------------------   -------------------------------
                                                      Tax       Average                   Tax       Average
                                          Average   Equivalent  Yield\      Average    Equivalent    Yield\
                                          Balance    Interest    Rate       Balance     Interest     Rate
                                         ---------  ---------   -------   -----------  -----------  -------
INTEREST EARNING ASSETS:
 Loans                                   $ 599,083  $   10,523     7.03%  $  484,880   $     8,167     6.74%
 Taxable investment securities              56,473         745     5.28%     116,760         1,078     3.69%
 Nontaxable investment securities           84,239       1,236     5.87%      71,658         1,029     5.74%
 Trading account securities                 77,525         745     3.84%           -             -     0.00%
 Federal funds sold                          6,017          80     5.32%       1,492            16     4.29%
 Other                                       5,099          58     4.55%       5,184            58     4.48%
                                         ---------  ----------     ----   ----------   -----------     ----

                   Total earning assets    828,436      13,387     6.46%     679,974        10,348     6.09%
NON EARNING ASSETS:
 Allowance for loan losses                  (7,650)                           (6,927)
 Cash and due from banks                    19,764                            29,289
 Premises and equipment                     20,956                            17,312
 Accrued income and other assets            55,628                            28,804
                                         ---------                        ----------
                           Total assets  $ 917,134                        $ 748,452
                                         =========                        ==========

INTEREST BEARING LIABILITIES:
 Interest-bearing demand deposits        $ 118,527         553     1.87%  $  106,751           376     1.41%
 Savings deposits                          177,915         884     1.99%     157,011           593     1.51%
 Time deposits                             359,636       4,149     4.61%     269,211         2,587     3.84%
 Other borrowed funds                       54,045         663     4.91%      44,807           506     4.52%
                                         ---------  ----------     ----   ----------   -----------     ----

     Total interest bearing liabilities    710,123       6,249     3.52%     577,780         4,062     2.81%
NONINTEREST BEARING LIABILITIES:
 Demand deposits                            79,339                            69,425
 Other                                      11,248                            19,882
 Shareholders' equity                      116,424                            81,365
                                         ---------                        ----------
           Total liabilities and equity  $ 917,134                        $ 748,452
                                         =========                        ==========
Net interest income (FTE)                           $    7,138                         $     6,286
                                                    ==========                         ===========

  Net yield on interest earning
                                                                   ----                              ------
   assets (FTE)                                                    3.45%                               3.70%
                                                                   ====                              ======

VOLUME AND RATE VARIANCE ANALYSIS

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

                                            Three Months Ended
                                        March 31, 2007 compared to
                                               March 31, 2006
                                        Increase (Decrease) Due to
                                       -------------------------------
                                        Volume      Rate        Net
                                       --------  ----------  ---------
CHANGES IN INTEREST INCOME:
 Loans                                 $  1,993  $      363  $   2,356
 Taxable investment securities             (687)        354       (333)
 Nontaxable investment securities           184          23        207
 Trading account securities                 745           -        745
 Federal funds sold                          59           5         64
 Other                                       (1)          1          -
                                       --------  ----------  ---------
  Total changes in interest income        2,293         746      3,039

CHANGES IN INTEREST EXPENSE:
 Interest bearing demand deposits            45         132        177
 Savings deposits                            86         205        291
 Time deposits                              978         584      1,562
 Other borrowings                           111          46        157
                                       --------  ----------  ---------
  Total changes in interest expense       1,220         967      2,187
                                       --------  ----------  ---------
  Net change in interest margin (FTE)  $  1,073  $     (221) $     852
                                       ========  ==========  =========

NET INTEREST INCOME, CONTINUED

As shown in the preceding tables, the Corporation has experienced steady decreases in the net yield on interest earning assets since the first three months of 2006. The main contributing factors to this decrease are the following:

      -     The current yield curve environment.

      - The fact that the rates paid on interest bearing liabilities have increased at a faster rate than those earned on interest earning assets.

      - The Corporation's increased reliance on higher cost time deposits and other borrowed funds.

During much of 2006 and through the first three months of 2007, the yield curve was inverted, which means that short term rates were higher than long term rates. This yield curve has encouraged customers to invest their funds in short term deposits and to borrow long term with fixed rate loans. Banks typically make money through the assumption of credit and interest rate risk. Interest rate risk is related to borrowing funds short term and investing them long term. The current yield curve, however, has provided the Corporation with little opportunity to do this effectively. The current yield curve has also been the main reason why the rates paid on interest bearing liabilities have risen faster than those earned on interest earning assets. The table above supports this, as it shows a negative impact on net interest margin due to rate of $221. This was offset by an increase related to volume of $1,073, resulting in a net increase in net FTE interest margin of $852 or 13.5%, when comparing the three month period ended March 31, 2007 to the same period in 2006.

To offset the decreases in net yield on interest earning assets from the unfavorable rate environment, the Corporation has taken a measured growth posture, which has resulted in a substantial increase in commercial loans. This commercial loan growth coupled with the acquisition of the Farwell State Savings Bank has allowed the Corporation to increase net interest income through volume.

When management looks forward to the remainder of 2007, our net interest position will continue to be challenging as far as interest rates are concerned. The driving force behind this challenge continues to be the yield curve. Management does not anticipate the yield curve will normalize in the next three months. As a result of this condition, the Corporation does not anticipate any significant relief in interest rate pressure in the near future. To help offset the decline in income due to rates, the Corporation will continue to grow its balance sheet, while accepting smaller interest rate margins.

IBT Bancorp, Inc. (IBT) has elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The issuance of SFAS No. 159 led to a review of assets and liabilities that fluctuate in value based on changes in market interest rates by the IBT Audit Committee, Board of Directors, management, and investment advisors as to the potential impact of early adoption of the new standard. As a result of their considerations, IBT has elected early adoption of the new accounting standard effective January 1, 2007. The purpose of the early adoption of this standard was to provide IBT an opportunity to accelerate the restructuring of its balance sheet to better manage interest rate risk now and in the future.

Upon adoption, IBT selected the fair value option for certain investment securities with lower yields from the available-for-sale portfolio totaling approximately $79.2 million and certain long term higher cost Federal Home Loan Bank borrowings (FHLB) of $7.3 million Prior to the adoption of SFAS No. 159, IBT had the ability and intent to hold the investment securities until the market price recovered or to maturity. The result of the application of the standard is that these securities will be reported as trading securities and the liabilities reported at fair value in the balance sheet. The initial fair value measurement of these items resulted in an approximate cumulative-effect adjustment, net of tax in the amount of $1.05 million recorded as a reduction in undivided profits as of January 1, 2007. In accordance with early adoption provisions of SFAS No. 159, the impact will not be recognized in current earnings. The transfer of investment securities to the trading account had no overall impact on total shareholders' equity because the fair value adjustment for these available for sale securities had previously been included as a component of shareholders' equity in accumulated other comprehensive loss account. As of January 1, 2007 the after tax charge to undivided profits related to the transfer of the FHLB borrowings to the trading account was $ 153.

As a result of IBT's fair value measurement election for the selected investment securities and borrowings, IBT will recognize as income $227 of pretax unrealized appreciation in its first quarter earnings for the change in fair value of such instruments from the election date of January 1, 2007 to the reporting date of March 31, 2007. While early adoption of SFAS No. 159 had a modest impact on reported earnings for the first quarter of 2007, IBT does not portray the effects to net income during the first quarter from early adoption of the new accounting standard as adding economic value. The primary benefit to shareholders' will be achieved by accelerating IBT's ongoing balance sheet restructuring and enhancing our ability to manage future interest rate risk

The overall intent of the Corporation is to sell a portion of these selected investments over the coming months to enhance the ongoing restructuring of assets and liabilities, which is part of the interest rate risk management process. Past restructuring of the balance sheet has caused a shift of both gains and losses at the time of sale while enhancing future income. Ongoing restructuring is necessitated by the substantial fluctuation in interest rates over the past 6 years; the federal funds rate was 6.5% in December 2000, 1.0% in June 2004, and currently is 5.25%. The substantial volatility in interest rates over the past six years combined with the extended period of short term interest rates higher than longer term rates has resulted in the Corporation's current interest rate risk position outside normal operating range. The Corporation believes the adoption of the SFAS No. 159 will have a positive impact on the ability to manage the interest rate risk of the balance sheet, by restructuring the duration of the investment portfolio, increasing federal funds sold, or reducing FHLB borrowings to better position the Corporation to manage interest rate risk while potentially benefiting interest income, net income and earnings per share during the remainder of 2007 as well as in future periods. Management will continue to consider the fair value accounting option for newly purchased investment securities and other financial assets and liabilities in future periods.

ALLOWANCE FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Net loans outstanding represent 64.4% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation's charge off and recovery activity for the three month periods ended March 31, 2007 and 2006.

Since March 2006, the Corporation has experienced an increase in the percent of loans classified as nonperforming. While the Corporation has seen increases in its nonperforming loans, it has seen decreases in the net loans charged off. The majority of the increase in non-accrual loans is related to two credits. These credits are both well collaterized and management believes the principal will be recovered in full. Based on management's analysis of the allowance for loan losses, the current allowance falls within the acceptable range and therefore the allowance for loan losses is considered adequate as of March 31, 2007.

                                                      Three Months Ended
                                                          March 31
                                                      ------------------
                                                        2007      2006
                                                      ---------  --------
Allowance for loan losses - January 1                 $   7,605  $  6,899
 Loans charged off
  Commercial and agricultural                                17        74
  Real estate mortgage                                       44        22
  Consumer                                                   87       107
                                                      ---------  --------
               TOTAL LOANS CHARGED OFF                      148       203
 Recoveries
  Commercial and agricultural                                50        11
  Real estate mortgage                                        3         6
  Consumer                                                   88        67
                                                      ---------  --------
                      TOTAL RECOVERIES                      141        84
                                                      ---------  --------
 Net loans charged off                                        7       119
 Provision charged to income                                126       167
                                                      ---------  --------
                ALLOWANCE FOR LOAN LOSSES - MARCH 31  $   7,724     6,947
                                                      =========  ========

YEAR TO DATE AVERAGE LOANS                            $ 599,083  $484,880
                                                      =========  ========
NET LOANS CHARGED OFF TO AVERAGE LOANS OUTSTANDING         0.00%     0.02%
                                                      =========  ========

TOTAL AMOUNT OF LOANS OUTSTANDING AT MARCH 31         $ 597,834  $484,897
                                                      =========  ========
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS                  1.29%     1.43%
                                                      =========  ========

NONPERFORMING ASSETS

                                                          March 31
                                                     -------------------
                                                         2007     2006
                                                     ---------  --------
Nonaccrual loans                                     $   4,764  $ 2 ,050
Accruing loans past due 90 days or more                  1,288       935
Restructured loans                                         690       720
                                                     ---------  --------
             TOTAL NONPERFORMING LOANS                   6,742     3,705
Other real estate owned                                    617       322
                                                     ---------  --------
         TOTAL NONPERPERFORMING ASSETS               $   7,359  $  4,027
                                                     =========  ========

NONPERFORMING LOANS AS A % OF TOTAL LOANS                 1.13%     0.76%
                                                     =========  ========

NONPERFORMING ASSETS AS A % OF TOTAL ASSETS               0.79%     0.53%
                                                     =========  ========

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

The following discussions of noninterest income and noninterest expenses have been adjusted for the acquisition of the Farwell State Savings Bank in October 2006 to make them comparable with the prior period numbers.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the following table:

                                                                                   Three Months Ended
                                                           ----------------------------------------------------------------
                                                                               March 31
                                                           -----------------------------------------------
                                                                         2007                     2006          Adjusted
                                                           ---------------------------------- ------------       Change
                                                                                   Adjusted                ----------------
                                                           Consolidated  Farwell  w/o Farwell Consolidated    $        %
                                                           ------------  ------- ------------ ------------ --------  ------
Service charges and fee income
 NSF and overdraft fees                                    $        678  $    31 $        647 $        625 $     22     3.5%
 Freddie Mac servicing fee                                          156        -          156          156        -     0.0%
 ATM and debit card fees                                            141        -          141          122       19    15.6%
 Service charges on deposit accounts                                 83       14           69           77       (8)  -10.4%
 All other                                                           74       13           61           50       11    22.0%
                                                           ------------  ------- ------------ ------------ --------  ------
                            Total service charges and fees        1,132       58        1,074        1,030       44     4.3%
Title insurance revenue                                             474        -          474          474        -     0.0%
Trust fees                                                          218        -          218          214        4     1.9%
Gain on sale of mortgage loans                                       53        -           53           57       (4)   -7.0%
Net gain on trading activities                                      227        -          227            -      227     N/M
Other                                                                          -
 Increase in cash value of corporate
   owned life insurance policies                                    105        -          105          100        5     5.0%
 Brokerage and advisory fees                                         64        -           64           54       10    18.5%
 Loss on sale of investment securities                              (30)       -          (30)           -      (30)    N/M
 All other                                                          168        3          165           72       93   129.2%
                                                           ------------  ------- ------------ ------------ --------  ------
                                               Total other          307        3          304          226       78    34.5%
                                                           ------------  ------- ------------ ------------ --------  ------
                                  TOTAL NONINTEREST INCOME $      2,411  $    61 $      2,350 $      2,001 $    349    17.4%
                                                           ============  ======= ============ ============ ========  ======

As a result of the continued compression of interest margins, the Corporation has made substantial efforts to increase noninterest income and has been successful with a 17.4% increase when comparing 2007 to 2006. To help achieve this goal, management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within a range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. Management does not expect significant changes to its deposit fee structure in 2007.

The increase in net gain from trading activities is a result of the Corporation's restructuring of its balance sheet as discussed above.

The first three months of 2007 have been some of the most productive months in Corporate history for brokerage and advisory services. These results are due to the increased confidence of consumers in the stock market as well as an increase in customer base due to a conscious effort to expand our presence in the local market. The Corporation anticipates this trend to continue throughout 2007.

The losses on sales of investment securities incurred by the Corporation in the first quarter resulted from selling investments nearing maturity at low interest rates and reinvesting the proceeds in higher yielding longer term securities. Management expects that the additional interest income earned upon the reinvestment of the proceeds will exceed the losses recognized by the fourth quarter of 2007.

While the increase in all other income is significant it is a result of increases within various accounts, none of which are individually significant.

NONINTEREST EXPENSES

Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are outlined in the following table:

                                                                        Three Months Ended
                                                ----------------------------------------------------------------
                                                                    March 31
                                                -----------------------------------------------
                                                              2007                     2006          Adjusted
                                                ---------------------------------- ------------       Change
                                                                        Adjusted                ----------------
                                                Consolidated  Farwell  w/o Farwell Consolidated    $        %
                                                ------------  ------- ------------ ------------ --------  ------
Compensation
 Leased employee salaries                       $      2,773  $   182 $      2,591 $      2,463 $    128     5.2%
 Leased employee benefits                              1,081       82          999        1,021      (22)   -2.2%
 All other                                                43        5           38           45       (7)  -15.6%
                                                ------------  ------- ------------ ------------ --------  ------
                             Total compensation        3,897      269        3,628        3,529       99     2.8%
                                                ------------  ------- ------------ ------------ --------  ------
Occupancy
 Depreciation                                            110        6          104          106       (2)   -1.9%
 Outside services                                         87        8           79           85       (6)   -7.1%
 Property taxes                                           93        4           89           84        5     6.0%
 Utilities                                               100        4           96           94        2     2.1%
 Building rent                                            20        -           20           39      (19)  -48.7%
 Building repairs                                         37        -           37           36        1     2.8%
 All other                                                11        -           11           12       (1)   -8.3%
                                                ------------  ------- ------------ ------------ --------  ------
                                Total occupancy          458       22          436          456      (20)   -4.4%
                                                ------------  ------- ------------ ------------ --------  ------
Furniture and equipment
 Depreciation                                            372        7          365          374       (9)   -2.4%
 Service contracts                                       173        -          173          176       (3)   -1.7%
 Computer costs                                          160       39          121           90       31    34.4%
 ATM and debit card fees                                  84        5           79           60       19    31.7%
 All other                                                27       10           17           13        4    30.8%
                                                ------------  ------- ------------ ------------ --------  ------
                  Total furniture and equipment          816       61          755          713       42     5.9%
                                                ------------  ------- ------------ ------------ --------  ------
Other
 Audit and SOX compliance fees                           198        6          192          411     (219)  -53.3%
 Marketing                                               174        4          170          153       17    11.1%
 Directors fees                                          194       25          169          146       23    15.8%
 Printing and supplies                                   103        5           98          105       (7)   -6.7%
 Education and travel                                    108        1          107           78       29    37.2%
 Postage and freight                                     113       10          103          105       (2)   -1.9%
 All other                                               743      133          610          612       (2)   -0.3%
                                                ------------  ------- ------------ ------------ --------  ------
                                    Total other        1,633      184        1,449        1,610     (161)  -10.0%
                                                ------------  ------- ------------ ------------ --------  ------
                     TOTAL NONINTEREST EXPENSES $      6,804  $   536 $      6,268 $      6,308 $    (40)   -0.6%
                                                ============  ======= ============ ============ ========  ======

Leased employee salaries expense has increased due to normal merit increases and the Corporation's growth in both size and complexity. Management does not anticipate any significant changes in leased employee salaries for the remainder of 2007.

The decrease in leased employee benefits is primarily attributed to the Corporation changing medical insurance administrators in the third quarter of 2006. One of the benefits of the change was that the Corporation's premium payments would be capped based on the current year's projected claims. This change in medical insurance administrators along with the curtailment of the defined benefit pension plan in March 2007 will allow the Corporation to decrease its employee benefits expense for the remainder of 2007.

Upon completion of a new Canadian Lakes branch location of Isabella Bank & Trust (IB&T), IB&T terminated the building lease for the facility that had previously housed the Canadian Lakes office. The Corporation anticipates that the building rent for the remainder of 2007 to approximate the amounts paid in the first three months of the year.

The increases in computer costs are a result of the Corporation's continuous investment in its technological infrastructure as well as increases in fees charged by vendors. This constant reinvestment helps the Corporation maintain a competitive edge in an ever changing marketplace. Management expects that computer expenses will approximate current levels for the remainder of 2007.

ATM and debit card fees have increased as both the result of increases in activity as well as increases in fees charged by vendors. This increase in fees was offset by increases in ATM and debit card fee income. Management anticipates these fees to continue at a similar level throughout the remainder of 2007.

Management has diligently been working to decrease audit and (Sarbanes Oxley) SOX compliance fees. In the first three months of 2007, this became a reality. These fees decreased as a result of the following factors:

      -     Many similar processes between subsidiaries have been centralized.

      - Testing previously outsourced is now being performed internally as a result of an expanded internal audit department.

      - A substantial portion of the 2006 year end audit work was performed prior to year end, where in prior years, most of it had been completed after year end.

Management does anticipate that audit and SOX compliance fees will continue to decrease throughout 2007 as a result of the continued centralization and streamlining of back room functions.

The Corporation places a strong emphasis on continuing education. These educational programs help provide team members with a competitive edge in the market place. In the third quarter of 2006, the Corporation began offering Dale Carnegie training to its employees. This program is designed to help develop and optimize the communication skills of its participants. Management feels that this investment in our employees today will pay dividends for years to come.

All other expenses includes consulting fees, legal fees, title insurance expenses, as well as other miscellaneous expenses that are not individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

                                                        March 31        December 31                 % Change
                                                           2007             2006       $ Change    (unannualized)
                                                      ------------  ----------------  ----------   --------------
ASSETS
 Cash and cash equivelants                            $     27,764  $         31,359  $   (3,595)          -11.46%
 Trading securities                                         77,156                 -      77,156              N/M
 Securities available for sale                             150,146           213,450     (63,304)          -29.66%
 Mortgage loans available for sale                           1,337             2,734      (1,397)          -51.10%
 Loans                                                     597,834           591,042       6,792             1.15%
 Allowance for loan losses                                  (7,724)           (7,605)       (119)            1.56%
 Bank premises and equipment                                21,221            20,754         467             2.25%
 Other assets                                               60,305            58,393       1,912             3.27%
                                                      ------------  ----------------  ----------           ------
                                        TOTAL ASSETS  $    928,039  $        910,127  $   17,912             1.97%
                                                      ============  ================  ==========           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES
  Deposits                                            $    740,591  $        725,840  $   14,751             2.03%
  Other borrowed funds                                      61,389            58,303       3,086             5.29%
  Escrow funds payable                                       1,487             2,416        (929)          -38.45%
  Accrued interest and other liabilities                     7,650             7,819        (169)           -2.16%
                                                      ------------  ----------------  ----------           ------
                                   TOTAL LIABILITIES       811,117           794,378      16,739             2.11%
SHAREHOLDERS' EQUITY                                       116,922           115,749       1,173             1.01%
                                                      ------------  ----------------  ----------           ------
                               TOTAL LIABILITIES AND
                                SHAREHOLDERS' EQUITY  $    928,039  $        910,127  $   17,912             1.97%
                                                      ============  ================  ==========           ======

The Corporation's management team has been given the goal to increase average assets by 8.0% over 2006. To help achieve this growth, management has made a conscious effort to increase its investment portfolio. As previously mentioned, the Corporation has also undertaken a balance sheet reorganization strategy which resulted in a transfer of securities available for sale to trading securities. This utilization of trading assets and liabilities helps the Corporation mitigate its interest rate risk.

The Corporation incurred a substantial decrease in escrow funds payable during the first three months of 2007. This decrease can be attributed to Internal Revenue Code Section ( "IRC") 1031 exchange account balances being reinvested by customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are reinvested.

The following table outlines the changes in the loan portfolio:

                                              March 31   December 31                   % Change
                                                2007         2006       $ Change   (unannualized)
                                              ---------  ------------  ----------  -------------
Commercial                                    $ 222,034  $    212,701  $    9,333           4.39%
Agricultural                                     46,994        47,302        (308)         -0.65%
Residential real estate mortgage                298,654       300,650      (1,996)         -0.66%
Installment                                      30,152        30,389        (237)         -0.78%
                                              ---------  ------------  ----------          -----
                           TOTAL GROSS LOANS  $ 597,834  $    591,042  $    6,792           1.15%
                                              =========  ============  ==========          =====

As shown in the above table, management has been successful in increasing its commercial loan portfolio and this trend is expected to continue. The decrease in agricultural loans is common for the first three months of the year as it is common for operating lines to be paid down as many expenses for the upcoming farming season have yet to be incurred. Management does anticipate that agricultural loans will increase throughout the remainder of 2007. The decline in residential real estate mortgage loans is a result of the continued soft mortgage market in Michigan. However, the Corporation does anticipate that residential real estate mortgages will increase moderately during 2007. The installment loan portfolio has been steadily decreasing over the past few years as a result of increased competition as well as a result of the sale of the consumer credit card portfolio in the second quarter of 2006. Management anticipates that this trend will continue.

The following table outlines the changes in the deposit portfolio:

                                     March 31  December 31               % Change
                                       2007       2006      $ Change   (unannualized)
                                    ---------  -----------  --------   -------------
Noninterest bearing demand deposits $  81,456  $    83,902  $ (2,446)          -2.92%
Interest bearing demand deposits      114,441      111,406     3,035            2.72%
Savings deposits                      189,418      178,001    11,417            6.41%
Certificates of deposit               327,027      320,226     6,801            2.12%
Brokered certificates of deposit       21,803       27,446    (5,643)         -20.56%
Internet certificates of deposit        6,446        4,859     1,587           32.66%
                                    ---------  -----------  --------          ------
                            TOTAL   $ 740,591  $   725,840  $ 14,751            2.03%
                                    =========  ===========  ========          ======

As shown in the preceding table, the Corporation was able to fund a significant portion of its loan and investment securities growth through core deposits with the majority of the funding coming in the form of savings deposits. The remainder of the growth was funded through increased borrowings from wholesale borrowing sources such as the Federal Home Loan Bank.

The increase in savings deposits is primarily in our money market accounts. Currently the rates on these accounts are attractive to our customers as the Corporation strives to price these products competitively. The decline in brokered certificates of deposits are due to the maturity of these products and the Corporation monitoring the cost of funding and replacing these accounts with other funding sources including certificates of deposit and internet certificates of deposit, which are typically less costly.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 3,175 shares of common stock generating $89 of capital during the first three months of 2007, as compared to 2,147 shares of common stock generating $77 of capital in the same period in 2006. The Corporation also offers share based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation generated $152 and $117 of capital in 2007 and 2006, respectively. In October 2002 the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation's common stock. In March 2007, the Board of Directors adopted a new plan which allowed for the repurchase of up to 150,000 shares. Prior to this new plan, a total of 13,000 shares were repurchased in 2007 at an average price of $42.31 per share. There were no shares repurchased in 2006. Accumulated other comprehensive loss decreased $1,048 and consists of a $151 increase in unrealized gain on available-for-sale investment securities and $897 cumulative adjustment related to the adoption of SFAS Statement No. 159.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 10.95% as of March 31, 2007. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at March 31, 2007:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                       IBT Bancorp
                     March 31, 2007
                   Required   Actual
                   --------  --------
Equity Capital         4.00%    15.18%
Secondary Capital      4.00%     1.25%
                       ----     -----
Total Capital          8.00%    16.43%
                       ====     =====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation's subsidiary Banks. At March 31, 2007, the Banks exceeded these minimum capital requirements.

LIQUIDITY

The primary sources of the Corporation's liquidity are cash and cash equivalents, trading securities, and available-for-sale securities. These categories totaled $255,066 or 27.5% of assets as of March 31, 2007 as compared to $244,809 or 26.9% as of December 31, 2006. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.

Operating activities provided $1,660 of cash in the first three months of 2007 as compared to providing $4,136 in the same period in 2006. Net cash provided by financing activities equaled $16,897 and $16,153 in the three month periods ended March 31, 2007 and 2006, respectively. The Corporation's investing activities used cash amounting to $22,152 in the first three months of 2007 and $20,495 in the same period in 2006. The accumulated effect of the Corporation's operating, investing, and financing activities used $3,595 and $206 in the three months ended March 31, 2007 and 2006, respectively.

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

In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank, some of which have been classified as trading liabilities to mitigate the Corporation's interest rate risk. The Corporation's liquidity is considered adequate by the management of the Corporation.

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

Commitments to extend credit, which totaled $83,328 at March 31, 2007, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2007, the Corporation had a total of $4,215 in outstanding standby letters of credit.

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

Isabella Bank and Trust (IB&T), a subsidiary of the Corporation, sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. IB&T periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of March 31, 2007 were $1,264.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has very limited foreign exchange risk and does not utilize interest rate swaps or derivatives in the management of its interest rate risk. The Corporation does have a significant amount of loans extended to borrowers involved in agricultural production. Cash flow and ability to service debt of such customers is largely dependent on growing conditions and the commodity prices for corn, soybeans, sugar beets, milk, beef and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

      The Corporation uses several techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates; for residential mortgages the level of sales of used homes; and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties which discourage early withdrawals. Cash flows may vary based on current offering rates, competition, customer need for deposits, and overall economic activity. As noted above, the Corporation has reclassified a portion of its investment portfolio and its borrowings into trading accounts. Management feels that these practices help it mitigate the volatility of the current interest rate environment.

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

      The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of March 31, 2007. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

(dollars in thousands)                                  March 31, 2007                                        Fair Value
                                     -----------------------------------------------------------------------------------
                                       2008      2009      2010       2011      2012    Thereafter    Total    03/31/07
                                     --------  --------  ---------  --------  --------  ----------  ---------  ---------
Rate sensitive assets
 Other interest bearing assets       $  6,904  $      -  $       -  $      -  $      -  $        -  $   6,904  $   6,904
  Average interest rates                 4.48%        -          -         -         -           -      4.48%
 Trading securities                  $ 33,101  $ 17,634  $   3,791  $  2,254  $  3,330  $   17,046  $  77,156  $  77,156
  Average interest rates                 3.22%     4.06%      3.90%     3.10%     3.69%       3.60%      3.55%
 Fixed interest rate securities      $ 57,010  $ 23,285  $  18,299  $ 12,268  $ 13,032  $   26,252  $ 150,146  $ 150,146
  Average interest rates                 4.91%     4.43%      4.46%     4.11%     3.76%       3.60%      4.39%
 Fixed interest rate loans           $115,542  $ 95,250  $ 104,010  $ 76,404  $ 72,648  $   35,379  $ 499,233  $ 501,358
  Average interest rates                 6.45%     6.41%      6.47%     6.55%     7.17%       6.25%      6.55%
 Variable interest rate loans        $ 45,879  $ 14,930  $  18,096   $ 6,446  $  3,952  $    9,298  $  98,601  $  98,601
  Average interest rates                 8.81%     8.47%      8.30%     8.02%     7.48%       6.61%      8.40%

Rate sensitive liabilities
 Borrowed funds                      $ 16,575  $  8,558  $  16,000  $  8,256  $  2,000  $   10,000  $  61,389  $  61,179
  Average interest rates                 4.82%     4.39%      5.17%     5.10%     4.90%       4.84%      4.90%
 Savings and NOW accounts            $135,238  $ 69,070  $  70,459  $ 22,023  $  7,069  $        -  $ 303,859  $ 303,859
  Average interest rates                 3.45%     1.19%      0.67%     0.60%     0.63%          -       2.02%
 Fixed interest rate time deposits   $239,345  $ 38,015  $  27,426  $ 26,217  $ 17,627  $      120  $ 348,750  $ 349,040
  Average interest rates                 4.77%     4.21%      4.29%     4.57%     4.84%       4.57%      4.66%
 Variable interest rate time
  deposits                           $  6,101  $    425  $       -  $      -  $      -  $        -  $   6,526  $   6,526
  Average interest rates                 4.37%     4.54%         -         -         -           -       4.38%

                                                        March 31, 2006                                        Fair Value
                                     -----------------------------------------------------------------------------------
                                       2007       2008       2009      2010      2011    Thereafter    Total    03/31/06
                                     ---------  --------  ---------  --------  --------  ----------  ---------  --------
Rate sensitive assets
 Other interest bearing assets       $   1,101  $      -  $       -  $      -  $      -  $        -  $   1,101  $  1,101
  Average interest rates                  1.56%        -          -         -         -           -       1.56%
 Fixed interest rate securities      $  69,404  $ 44,886  $  26,435  $ 13,272  $ 12,397  $   33,947  $ 200,341  $200,341
  Average interest rates                  4.22%     3.43%      3.70%     3.94%     3.91%       3.48%      3.81%
 Fixed interest rate loans           $ 101,262  $ 74,880  $  74,874  $ 56,264  $ 64,312  $   28,612  $ 400,204  $402,044
  Average interest rates                  6.21%     6.19%      6.20%     6.02%     6.62%       6.06%      6.23%
 Variable interest rate loans        $  43,600  $ 16,232  $  16,703  $  4,623  $  2,880  $      655  $  84,693  $ 84,693
  Average interest rates                  8.86%     8.49%      6.44%     8.06%     8.26%       8.68%      8.25%

Rate sensitive liabilities
 Borrowed funds                      $   9,343  $  5,000  $   7,613  $  1,000  $  8,286  $   13,000  $  44,242  $ 44,321
  Average interest rates                  4.39%     3.72%      4.34%     4.19%     5.11%       4.84%      4.57%
 Savings and NOW accounts            $ 101,735  $ 69,736  $  67,233  $ 21,109  $  5,658  $        -  $ 265,471  $265,471
  Average interest rates                  2.88%     0.98%      0.70%     0.64%     0.76%          -       1.61%
 Fixed interest rate time deposits   $ 164,310  $ 48,271  $  26,842  $ 20,192  $ 18,149  $      361  $ 278,125  $277,250
  Average interest rates                  3.97%     4.12%      3.86%     4.04%     4.42%       4.69%      4.02%
 Variable interest rate time
  deposits                           $     923  $    433  $       1  $      -  $      -  $        -  $   1,357  $  1,357
  Average interest rates                  3.73%     3.73%      3.73%        -         -           -       3.73%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of March 31, 2007, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, no change occurred in the Corporation's internal control over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)   NONE

(B)   NONE

(C)   REPURCHASES OF COMMON STOCK

In October 2002, the Corporation's Board of Directors authorized the repurchase of up to $2,000 in value of the Corporation's common stock. This plan was curtailed and replaced with a new plan in March 2007. The following table provides information as of March 31, 2007, with respect to this plan:

                                                            Total Number of
                                 Shares Repurchased         Shares Purchased
                            ----------------------------  as Part of Publicly   Maximum Shares That
                                           Average Price    Announced Plan     May Be Purchased Under
(Dollars in thousands)       Number           Per Share        or Program      the Plans or Programs
--------------------------  --------       -------------  -------------------  ----------------------
Balance, December 31, 2006                                                             38,636
 January 1 - 31, 2007              -       $           -             -                      -
 February 1 - 28, 2007             -                   -             -                      -
 March 1 - 21, 2007           13,000               42.31             -                 25,636
                              ------       -------------           ---                 ------
Balance March 21, 2007        13,000       $       42.31             -                      -
                              ======       =============           ===                 ======

On March 22, 2007, the Board of Directors adopted a new repurchase plan which allowed for the repurchase of up to 150,000 shares of common stock. This authorization does not have an expiration date. Given there have been no repurchases since March 22, 2007, the Corporation is currently able to repurchase up to 150,000 shares of its common stock. The following table provides information as of March 31, 2007, with respect to this plan:

                                                            Total Number of
                                 Shares Repurchased         Shares Purchased
                            ----------------------------  as Part of Publicly   Maximum Shares That
                                           Average Price     Announced Plan    May Be Purchased Under
(Dollars in thousands)       Number          Per Share         or Program      the Plans or Programs
--------------------------  --------       -------------  -------------------  ----------------------
Balance, March 22, 2007                                                                 150,000
 March 22 - 31, 2007               -       $           -             -                        -
                                 ---       -------------           ---                  -------
Balance March 31, 2007             -       $           -             -                  150,000
                                 ===       =============           ===                  =======

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

                            IBT Bancorp, Inc.

Date: May 8, 2007           /s/ Dennis P. Angner
                            --------------------------
                            Dennis P. Angner
                            Chief Executive Officer

                            /s/ Peggy L. Wheeler
                            --------------------------
                            Peggy L. Wheeler
                            Principal Financial Officer