Form 10-Q
period 2007-06-30
IBT BANCORP INC /MI/
filed 2007-08-07
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 2007

                                       or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
            Common Stock no par value, 6,338,368 as of July 13, 2007

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                           Page
                                                                         Numbers
                                                                         -------
PART I FINANCIAL INFORMATION
Item 1  Condensed Consolidated Financial Statements                        3-13
Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            14-28
Item 3  Quantitative and Qualitative Disclosures About Market Risk        29-30
Item 4  Controls and Procedures                                              31

PART II OTHER INFORMATION
Item 1A Risk Factors                                                         32
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds          32
Item 4  Submission of Matters to a Vote of Securities Holders                32
Item 6  Exhibits                                                             33

Signatures                                                                   34
Exhibit 31(a)                                                                35
Exhibit 31(b)                                                                36
Exhibit 32                                                                   37

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                  June 30   December 31
                                                                   2007        2006
                                                                 --------   -----------
ASSETS
   Cash and demand deposits due from banks                       $ 23,602    $ 31,359
   Federal funds sold                                               6,240          --
                                                                 --------    --------
            TOTAL CASH AND CASH EQUIVALENTS                        29,842      31,359
   Trading securities                                              41,777          --
   Securities available for sale (amortized
      cost of $165,987 in 2007 and $214,600 in 2006)              164,201     213,450
   Mortgage loans available for sale                                  850       2,734
   Loans
      Agricultural                                                 48,959      47,302
      Commercial                                                  227,674     212,701
      Installment                                                  30,485      30,389
      Residential real estate mortgage                            300,101     300,650
                                                                 --------    --------
            TOTAL LOANS                                           607,219     591,042
      Less allowance for loan losses                                7,744       7,605
                                                                 --------    --------
            NET LOANS                                             599,475     583,437
   Premises and equipment                                          21,392      20,754
   Corporate-owned life insurance policies                         12,971      12,763
   Accrued interest receivable                                      5,443       5,765
   Acquisition intangibles and goodwill, net                       27,146      27,288
   Other assets                                                    15,168      12,577
                                                                 --------    --------
            TOTAL ASSETS                                         $918,265    $910,127
                                                                 ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                        $ 82,919    $ 83,902
      NOW accounts                                                100,972     111,406
      Certificates of deposit and other savings                   408,353     388,176
      Certificates of deposit over $100,000                       131,913     142,356
                                                                 --------    --------
            TOTAL DEPOSITS                                        724,157     725,840
   Other borrowed funds ($7,405 carried at fair value in 2007)     67,376      58,303
   Escrow funds payable                                             3,545       2,416
   Accrued interest and other liabilities                           4,397       7,819
                                                                 --------    --------
            TOTAL LIABILITIES                                     799,475     794,378
   Shareholders' Equity
      Common stock -- no par value 10,000,000 shares
         authorized; outstanding--
         6,338,368 in 2007 (6,335,861 in 2006)                    115,249     114,785
      Retained earnings                                             5,449       4,451
      Accumulated other comprehensive loss                         (1,908)     (3,487)
                                                                 --------    --------
            TOTAL SHAREHOLDERS' EQUITY                            118,790     115,749
                                                                 --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $918,265    $910,127
                                                                 ========    ========

See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                                     Six Months Ended
                                                                         June 30
                                                                 -----------------------
                                                                    2007         2006
                                                                 ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                   6,335,861    4,974,715
   Common stock dividends                                                --      497,299
   Issuance of common stock                                          25,241       19,238
   Common stock repurchased                                         (22,734)          --
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                       6,338,368    5,491,252
                                                                 ==========   ==========
COMMON STOCK
   Balance at beginning of year                                  $  114,785   $   72,296
   Common stock dividends                                                --       20,887
   Transfer                                                              --      (12,000)
   Issuance of common stock                                             990        1,093
   Share-based payment awards under equity compensation plan            452          231
   Common stock repurchased                                            (978)          --
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                         115,249       82,507
RETAINED EARNINGS
   Balance at beginning of year                                       4,451       10,112
   Net income                                                         3,566        3,008
   Common stock dividends                                                --      (20,887)
   Transfer                                                              --       12,000
   Adjustment to initially apply FASB Statement No. 159,
      net of tax                                                     (1,050)          --
   Cash dividends ($0.24 per share in 2007 and $0.22 per share
      in 2006)                                                       (1,518)      (1,213)
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                           5,449        3,020
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                      (3,487)      (1,506)
   Adjustment to initially apply fair value provisions of FASB
      Statement No. 159, net of tax                                     897           --
   Other comprehensive income (loss)                                    682         (895)
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                          (1,908)      (2,401)
                                                                 ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD                   $  118,790   $   83,126
                                                                 ==========   ==========

   See notes to condensed consolidated financial statements.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per share data)

                                               Three Months      Six Months Ended
                                               Ended June 30         June 30
                                            -----------------   -----------------
                                              2007      2006     2007       2006
                                            -------   -------  -------   -------
INTEREST INCOME
   Loans, including fees                    $10,875   $ 8,693   $21,398   $16,860
   Investment securities
      Taxable                                   897     1,242     1,642     2,320
      Nontaxable                                919       676     1,705     1,325
   Trading account securities                   720        --     1,420        --
   Federal funds sold and other                 128        64       266       138
                                            -------   -------   -------   -------
         TOTAL INTEREST INCOME               13,539    10,675    26,431    20,643
INTEREST EXPENSE
   Deposits                                   5,661     3,893    11,247     7,449
   Borrowings                                   893       633     1,556     1,139
                                            -------   -------   -------   -------
         TOTAL INTEREST EXPENSE               6,554     4,526    12,803     8,588
                                            -------   -------   -------   -------
         NET INTEREST INCOME                  6,985     6,149    13,628    12,055
   Provision for loan losses                    224       216       350       383
                                            -------   -------   -------   -------
      NET INTEREST INCOME AFTER PROVISION
         FOR LOAN LOSSES                       6,761    5,933    13,278    11,672
NONINTEREST INCOME
   Service charges and fees                   1,217     1,159     2,349     2,189
   Title insurance revenue                      653       673     1,127     1,147
   Trust fees                                   228       217       446       431
   Gain on sale of mortgage loans                46        54        99       111
   Net (loss) gain on trading activities       (201)       --        26        --
   Other                                        284       233       591       459
                                            -------   -------   -------   -------
         TOTAL NONINTEREST INCOME             2,227     2,336     4,638     4,337
NONINTEREST EXPENSES
   Compensation and benefits                  3,920     3,484     7,817     7,013
   Occupancy                                    431       412       889       868
   Furniture and equipment                      847       723     1,663     1,436
   Other                                      1,635     1,350     3,268     2,960
                                            -------   -------   -------   -------
         TOTAL NONINTEREST EXPENSES           6,833     5,969    13,637    12,277
         INCOME BEFORE FEDERAL INCOME
            TAXES                             2,155     2,300     4,279     3,732
   Federal income taxes                         399       506       713       724
                                            -------   -------   -------   -------
         NET INCOME                         $ 1,756   $ 1,794   $ 3,566   $ 3,008
                                            =======   =======   =======   =======
EARNINGS PER SHARE
   Basic                                    $  0.28   $  0.33   $  0.56   $  0.55
                                            =======   =======   =======   =======
   Diluted                                  $  0.27   $  0.32   $  0.55   $  0.53
                                            =======   =======   =======   =======
CASH DIVIDENDS PER BASIC SHARE              $  0.12   $  0.11   $  0.24   $  0.22
                                            =======   =======   =======   =======

See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (Dollars in thousands)

                                              Three Months      Six months Ended
                                              Ended June 30          June 30
                                            -------------------------------------
                                             2007       2006      2007      2006
                                            -------   -------   -------   -------
NET INCOME                                  $ 1,756   $ 1,794   $ 3,566   $ 3,008
                                            -------   -------   -------   -------
   Unrealized losses on available-for-
      sale securities:
      Unrealized holding losses arising
         during period                       (2,222)   (1,076)   (2,025)   (1,459)
      Reclassification adjustment for net
         realized losses included in net
         income                                  --       103        30       103
                                            -------   -------   -------   -------
      Net unrealized losses                  (2,222)     (973)   (1,995)   (1,356)
         Tax effect                             754       331       678       461
                                            -------   -------   -------   -------
            Unrealized losses, net of tax    (1,468)     (642)   (1,317)     (895)
                                            -------   -------   -------   -------
   Change in unrecognized actuarial loss
      of defined benefit pension plan,
      principally due to curtailment          3,029        --     3,029        --
         Tax effect                          (1,030)       --    (1,030)       --
                                            -------   -------   -------   -------
            Change in unrecognized
               actuarial loss of defined
               benefit pension plan,
               principally due to
               curtailment, net of tax        1,999        --     1,999        --
                                            -------   -------   -------   -------
   Adjustment to initially apply FASB
      Statement No. 159                          --        --     1,359        --
         Tax effect                              --        --      (462)       --
                                            -------   -------   -------   -------
      FASB Statement No. 159 adjustment,
         net of tax                              --        --       897        --
                                            -------   -------   -------   -------
OTHER COMPREHENSIVE INCOME (LOSS),
   NET OF TAX                                   531      (642)    1,579      (895)
                                            -------   -------   -------   -------
               COMPREHENSIVE INCOME         $ 2,287   $ 1,152   $ 5,145   $ 2,113
                                            =======   =======   =======   =======

See notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                   Six months ended
                                                                       June 30
                                                                 -------------------
                                                                   2007       2006
                                                                 --------   --------
OPERATING ACTIVITIES
Net income                                                       $  3,566   $  3,008
Reconciliation of net income to cash provided by operations:
   Provision for loan losses                                          350        383
   Depreciation                                                       977        920
   Net amortization of investment securities                           77        404
   Realized loss on sale of investment securities                      30        103
   Amortization and impairment of mortgage servicing rights           105         81
   Earnings on corporate owned life insurance policies               (208)      (204)
   Amortization of acquisition intangibles                            142         47
   Deferred income tax benefit                                         23         --
   Share-based payment awards                                         452        231
   Changes in operating assets and liabilities which provided
      (used) cash:
      Trading securities (including unrealized depreciation of
         $57 in 2007)                                              36,062         --
      Loans held for sale                                           1,884       (881)
      Accrued interest receivable                                     322        162
      Other assets                                                 (3,236)      (422)
      Escrow funds payable                                          1,129     (5,282)
      Accrued interest and other liabilities                         (228)      (572)
                                                                 --------   --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       41,447     (2,022)
INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                 34,666     28,654
      Purchases                                                   (65,358)   (43,648)
   Net increase in loans                                          (16,388)   (23,297)
   Purchases of premises and equipment                             (1,615)    (1,225)
   Purchase of corporate owned life insurance policies                 --       (499)
   Acquisition of title office                                         --       (400)
                                                                 --------   --------
         NET CASH USED IN INVESTING ACTIVITIES                    (48,695)   (40,415)
FINANCING ACTIVITIES
   Net (decrease) increase in noninterest bearing deposits           (983)       609
   Net (decrease) increase in interest bearing deposits              (700)    22,670
   Net increase in other borrowed funds                             8,920     18,846
   Cash dividends paid on common stock                             (1,518)    (1,213)
   Proceeds from the issuance of common stock                         990        868
   Common stock repurchased                                          (978)        --
                                                                 --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,731     41,780
                                                                 --------   --------
DECREASE IN CASH AND CASH EQUIVALENTS                              (1,517)      (657)
Cash and cash equivalents at beginning of year                     31,359     30,825
                                                                 --------   --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 29,842   $ 30,168
                                                                 ========   ========

See notes to condensed consolidated financial statements.

                                IBT BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the fair value election described in Note 5) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2006.

All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.

Effective October 3, 2006, FSB Bank, a subsidiary of the Corporation, acquired Farwell State Savings Bank. The consolidated financial statements include the results of operations of Farwell State Savings Bank from that time. Refer to Management's Discussion and Analysis for further consideration of the impact of this transaction on the consolidated financial statements.

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

Earnings per common share have been computed based on the following:

                                                Three Months Ended       Six Months Ended
                                                     June 30                   June 30
                                              ---------------------   ---------------------
                                                 2007        2006        2007        2006
                                              ---------   ---------   ---------   ---------
Average number of common shares outstanding
   for basic calculation*                     6,334,752   5,489,968   6,336,898   5,487,677
Potential effect of shares in the Deferred
   Director fee plan*                           179,067     164,398     178,329     161,390
                                              ---------   ---------   ---------   ---------
Average number of common shares outstanding
  used to calculate diluted earnings per
  common share                                6,513,819   5,654,366   6,515,227   5,649,067
                                              =========   =========   =========   =========

*    As adjusted for the 10% stock dividend paid February 15, 2006

NOTE 3 - OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of net operating results. The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation's annual report for the year ended December 31, 2006 with the exception of those new pronouncements adopted during 2007 (see Notes 5 and 6). The Corporation evaluates performance based principally on net income and asset quality of the respective segments. In April 2007, the individual bank charters of Isabella Bank and Trust and FSB Bank were consolidated into one bank charter as a part of the Corporation's strategy to increase efficiency. Retail banking operations now represent over 90% of the Corporation's total operating results. As such, no segment reporting is presented.

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

In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment is to freeze the current participant's accrued benefits as of March 1, 2007 and to limit participation in the plan only to eligible employees as of December 31, 2006. Subsequent to the decision to curtail the defined benefit plan, the Corporation elected to increase its level of contributions to the Corporation's 401(k) plan effective January 1, 2007.

The sum of the effects resulting from the plan curtailment was a loss of $37 for the six months ended June 30, 2007, determined as follows:

                                            Before      Effect of       After
                                         Curtailment   Curtailment   Curtailment
                                         -----------   -----------   -----------
Accumulated benefit obligation            $ (8,197)      $    --       $(8,197)
Effect of future salary increases           (2,956)       (2,956)           --
                                          --------       -------       -------
Projected benefit obligation               (11,153)       (2,956)       (8,197)
Plan assets at fair value                    9,244            --         9,244
                                          --------       -------       -------
      Funded status                         (1,909)       (2,956)        1,047
Items not yet recognized in earnings:
   Unrecognized prior service cost              37            37            --
   Unrecognized net loss                     4,061         2,956         1,105
                                          --------       -------       -------
      Prepaid pension cost (net amount
         recognized)                      $  2,189       $    37       $ 2,152
                                          ========       =======       =======

On December 31, 2006 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 required the Corporation to recognize on a prospective basis the funded status of the defined benefit pension plan on the Corporation's consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, actuarial gains or losses and prior service costs that arise during each reporting period but are not included as components of net periodic benefit cost.

The components of net periodic benefit cost for the three and six month periods ended June 30 are as follows:

                                                            Pension Benefits
                                                     -----------------------------
                                                      Three months    Six months
                                                     ended June 30   ended June 30
                                                     -------------   -------------
                                                      2007    2006    2007    2006
                                                     -----   -----   -----   -----
NET PERIODIC BENEFIT COST
   Service cost on benefits earned for services
      rendered during the period                     $  27   $ 159   $  55   $ 319
   Interest cost on projected benefit obligation       131     152     253     304
   Expected return on plan assets                     (159)   (139)   (318)   (278)
   Amortization of unrecognized prior service cost       2       5       2       9
   Amortization of unrecognized actuarial net loss      14      58      22     116
                                                     -----   -----   -----   -----
      NET PERIODIC BENEFIT COST                         15     235      14     470
   Loss on plan curtailment                             (3)     --      37      --
                                                     -----   -----   -----   -----
      TOTAL PERIODIC BENEFIT COST                    $  12   $ 235   $  51   $ 470
                                                     =====   =====   =====   =====

The Corporation contributed $350 and $1,128 to the pension plan during the six month periods ended June 30, 2007 and 2006, respectively.

NOTE 5 - FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other assets and liabilities at fair value. The fair value measurement option is not allowable for deposit or withdrawable on demand liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if an entity has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as of January 1, 2007. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by IBT Bancorp in the first quarter of fiscal 2008. IBT Bancorp elected to early adopt SFAS No. 159 effective January 1, 2007, the impact of which is detailed in the table below. For further discussion on the financial statement impact of adopting this standard, see Management's Discussion and Analysis in Item 2 of this report and the information presented.

As shown in the following table, the Corporation elected to transfer $77,839 of its $213,450 available for sale securities to trading status to facilitate more active trading of these securities. In determining which available for sale securities to transfer, the Corporation considered interest rates, duration, marketability, and balance sheet management strategies. The securities transferred included US Government Agencies, variable rate mortgage backed securities, taxable municipal bonds, and a limited number of tax exempt bonds. During the second quarter of 2007, the Corporation sold $34,290 of trading securities, purchased $3,677, and repositioned its funding position from a net fed funds purchased position of $6,675 to a fed funds sold position of $6,240 at June 30, 2007. During the remainder of 2007, the Corporation plans to reduce its overall trading securities position to approximately 2.0% tp 3.0% of total assets. Management believes this level to be the optimum amount needed to provide liquidity and interest margin protection.

The Corporation also elected to transfer $7,526 of long term, relatively high interest rate, Federal Home Loan Bank advances to trading status upon the adoption of SFAS No. 159 to provide a hedge against significant movement in interest rates. During the second quarter there were no changes in trading borrowings.

                                                       Balance Sheet       Net Gain /     Balance Sheet
                                                     1/1/2007 Prior to       (Loss)       1/1/2007 After
                                                          Adoption       Upon Adoption   Adoption of FVO
                                                     -----------------   -------------   ---------------
Investment securities                                     $79,198           $(1,359)          $77,839
FHLB borrowings included in other borrowed funds           (7,256)             (232)           (7,488)
                                                                            -------
   Pretax cumulative effect of adoption
      of the fair value option                                               (1,591)
   Increase in deferred tax asset                                               541
                                                                            -------
   Cumulative effect of adoption of the
      fair value option (charged as a reduction to
      retained earnings)                                                    $(1,050)
                                                                            =======

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

Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Level 1 instruments are those assets for which the identical item is traded on an active exchange, such as publicly-traded instruments. The majority of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Corporation is able to value the assets and liabilities based on observable market data for similar instruments.

For further discussion on the financial statement impact of adopting these standards, see Management's Discussion and Analysis in Item 2 of this report.

                                               Fair Value Measurements
                                                at June 30, 2007 Using
                                              -------------------------
                                                 Quoted
                                               Prices in
                                                 Active     Significant
                                              Markets for      Other
                                Fair Value     Identical    Observable
                               Measurements     Assets        Inputs
Description                      6/30/2007     (Level 1)     (Level 2)
-----------                    ------------   -----------   ----------
Recurring Items
   Trading securities            $ 41,777        $2,985       $ 38,792
   Investment securities
      available for sale          164,201         3,977        160,224
   Mortgage loans
      available for sale              850           850             --
   Other borrowed funds             7,405            --          7,405
Nonrecuring Items
   Mortgage servicing rights        2,191            --          2,191
   Other real estate owned            633            --            633

                               Changes in Fair Value for the 3-month   Changes in Fair Value for the 6-month
                               Period Ended June 30, 2007 for Items    Period Ended June 30, 2007 for Items
                                 Measured at Fair Value Pursuant to     Measured at Fair Value Pursuant to
                                 Election of the Fair Value Option       Election of the Fair Value Option
                               -------------------------------------   --------------------------------------
                                                       Total Changes                           Total Changes
                                            Other     in Fair Values    Trading     Other     in Fair Values
                                Trading     Gains       Included in      Gains      Gains       Included in
                               Gains and     and      Current Period      and        and       Current Period
Description                     (Losses)   (Losses)      Earnings       (Losses)   (Losses)       Earnings
-----------                    ---------   --------   --------------   ---------   --------   ---------------
RECURRING ITEMS
   Trading securities             $(282)      $--          $(282)        $(57)       $ --          $(57)
   Other borrowed funds              81        --             81           83          --            83
NONRECURING ITEMS
   Mortgage servicing rights         --         1              1           --          --            --
   Other real estate owned           --        --             --           --         (26)          (26)

During the three month period ended March 31, 2007, in accordance with the provisions of SFAS 156, mortgage servicing rights with a carrying amount of $2,187 were written down to their fair value of $2,186, resulting in an impairment charge of $1, while during the three month period ended June 30, 2007, mortgage servicing rights with a carrying amount of $2,190 were written up to their fair value of $2,191, resulting in a decrease in the impairment of $1. Such adjustments were included in earnings for the six month period ended June 30, 2007.

During the three month period ended March 31, 2007, in accordance with the provisions of SFAS 144, other real estate owned with a carrying amount of $643 was written down to its fair value of $617, resulting in an impairment charge of $26, which was included in earnings for the six month period ended June 30, 2007.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On January 1, 2007, the Corporation adopted FIN 48. The adoption of this standard did not impact the Corporation's consolidated financial statements.

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

In March 2006 the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which affects the accounting for servicing rights, which includes mortgage servicing rights and those associated with other types of financial assets transferred in securitizations such as auto loans, student loans, credit cards, commercial real estate and equipment financing. Specifically, Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For subsequent accounting for servicing assets and liabilities, entities would choose either to amortize and recognize over a period of estimated net servicing income or net servicing loss (currently required under Statement 140) or remeasure at fair value at each subsequent reporting date. The choice to measure at fair value would make it easier to account for hedges of servicing rights, which currently are difficult to apply under Statement No.
133. Statement No. 156 is effective for all servicing assets or liabilities acquired or assumed after the beginning of the first fiscal year beginning after September 15, 2006. In addition, an entity may elect to apply fair value measurement to existing servicing rights upon adoption. The Corporation adopted SFAS No.156 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In July of 2006, the Emerging Issues Task Force ("EITF") of FASB issued a draft abstract for EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. IBT Bancorp has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the consolidated balance sheets in accrued interest and other assets. The carrying value was $12,971 at June 30, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 unless SFAS No. 159 is adopted, in which case SFAS No. 157 would need to be adopted concurrently. The results of the adoption of this standard are disclosed in Note 5.

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

NOTE 7 - COMMON STOCK REPURCHASES

On March 22, 2007, the Board of Directors adopted a repurchase plan which provides for repurchase of up to 150,000 shares of the Corporation's common stock. Any shares repurchased under this plan are reverted to authorized but unissued shares. During the six months ended June 30, 2007, a total of 22,734 shares were repurchased for cash of $978, including 9,734 shares pursuant to this plan during the second quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced IBT Bancorp's financial performance. This analysis should be read in conjunction with the Corporation's 2006 annual report and with the unaudited condensed consolidated financial statements and notes, as set forth on pages 3 through 13 of this report.

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

RESULTS OF OPERATIONS

The following table outlines the results of operations for the periods ended June 30, 2007 and 2006. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.

SUMMARY OF SELECTED FINANCIAL DATA

                                                 Three Months
                                                    Ended         Six Months Ended
                                                   June 30            June 30
                                               ---------------   -----------------
                                                2007     2006      2007      2006
                                               ------   ------   -------   -------
INCOME STATEMENT DATA
   Net interest income                         $6,985   $6,149   $13,628   $12,055
   Provision for loan losses                      224      216       350       383
   Net income                                   1,756    1,794     3,566     3,008
PER SHARE DATA
   Earnings per share:
      Basic                                    $ 0.28   $ 0.33   $  0.56   $  0.55
      Diluted                                    0.27     0.32      0.55      0.53
   Cash dividends per common share               0.12     0.11      0.24      0.22
RATIOS
   Average primary capital to average assets    13.43%   11.70%    13.43%    11.69%
   Net income to average assets                  0.76     0.94      0.77      0.80
   Net income to average equity                  5.95     8.62      6.08      7.31

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $345 and $576 in 2007, for the three and six month periods ended June 30, 2007, respectively, as compared to $318 and $556 during the same periods in 2006. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

Results for the three and six month periods ended June 30, 2007 and June 30, 2006 are as follows:

                                                                      Three Months Ended
                                              -----------------------------------------------------------------
                                                       June 30, 2007                     June 30, 2006
                                              -------------------------------   -------------------------------
                                                             Tax      Average                  Tax      Average
                                               Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                               Balance    Interest      Rate     Balance    Interest      Rate
                                              --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                      $601,805     $10,875      7.23%   $495,276     $ 8,693      7.02%
   Taxable investment securities                64,899         897      5.53%    124,605       1,242      3.99%
   Nontaxable investment securities             96,947       1,438      5.93%     74,617       1,070      5.74%
   Trading account securities                   63,939         767      4.80%         --          --        --
   Federal funds sold                            4,400          59      5.36%        392           5      5.10%
   Other                                         6,248          69      4.42%      4,921          59      4.80%
                                              --------     -------      ----    --------     -------      ----
         Total earning assets                  838,238      14,105      6.73%    699,811      11,069      6.33%
NON EARNING ASSETS:
   Allowance for loan losses                    (7,660)                           (6,942)
   Cash and due from banks                      20,155                            25,512
   Premises and equipment                       21,364                            17,292
   Accrued income and other assets              56,015                            28,492
                                              --------                          --------
         Total assets                         $928,112                          $764,165
                                              ========                          ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits           $110,883         556      2.01%   $101,157         366      1.45%
   Savings deposits                            187,462       1,057      2.26%    155,204         630      1.62%
   Time deposits                               344,549       4,048      4.70%    283,918       2,897      4.08%
   Other borrowed funds                         76,351         893      4.68%     53,629         633      4.72%
                                              --------     -------      ----    --------     -------      ----
         Total interest bearing liabilities    719,245       6,554      3.64%    593,908       4,526      3.05%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                              80,366                            69,902
   Other                                        10,450                            17,071
   Shareholders' equity                        118,051                            83,284
                                              --------                          --------
         Total liabilities and equity         $928,112                          $764,165
                                              ========                          ========
Net interest income (FTE)                                  $ 7,551                           $ 6,543
                                                           =======                           =======
      Net yield on interest earning
                                                                        ----                              ----
         assets (FTE)                                                   3.60%                             3.74%
                                                                        ====                              ====

                                                                    Six Months Ended
                                           ------------------------------------------------------------------
                                                     June 30, 2007                     June 30, 2006
                                           --------------------------------   -------------------------------
                                                          Tax       Average                  Tax      Average
                                            Average   Equivalent    Yield\     Average   Equivalent    Yield\
                                            Balance    Interest      Rate      Balance    Interest      Rate
                                           --------   ----------   --------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                   $600,444     $21,398      7.13%    $490,078     $16,860     6.88%
   Taxable investment securities             60,685       1,642      5.41%     120,683       2,320     3.84%
   Nontaxable investment securities          90,593       2,676      5.91%      73,138       2,100     5.74%
   Trading account securities                70,732       1,512      4.28%          --          --       --
   Federal funds sold                         5,209         139      5.34%         942          21     4.46%
   Other                                      5,674         127      4.48%       5,053         117     4.63%
                                           --------     -------      -----    --------     -------     ----
      Total earning assets                  833,337      27,494      6.60%     689,894      21,418     6.21%
NON EARNING ASSETS:
   Allowance for loan losses                 (7,655)                            (6,935)
   Cash and due from banks                   19,962                             27,402
   Premises and equipment                    21,160                             17,302
   Accrued income and other assets           55,822                             28,648
                                           --------                           --------
      Total assets                         $922,626                           $756,311
                                           ========                           ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits        $114,705       1,109      1.93%    $103,954         742     1.43%
   Savings deposits                         182,689       1,941      2.12%     156,108       1,223     1.57%
   Time deposits                            352,093       8,197      4.66%     276,565       5,484     3.97%
   Other borrowed funds                      65,199       1,556      4.77%      49,218       1,139     4.63%
                                           --------     -------      -----    --------     -------     ----
      Total interest bearing liabilities    714,686      12,803      3.58%     585,845       8,588     2.93%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                           79,853                             69,664
   Other                                     10,849                             18,477
   Shareholders' equity                     117,238                             82,325
                                           --------                           --------
      Total liabilities and equity         $922,626                           $756,311
                                           ========                           ========
Net interest income (FTE)                               $14,691                            $12,830
                                                        =======                            =======
                                                                     -----                             ----
      Net yield on interest earning
         assets (FTE)                                                3.53%                             3.72%
                                                                     =====                             ====

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

                                               Three Months Ended          Six Months Ended
                                                 June 30, 2007              June 30, 2007
                                                  compared to                compared to
                                                 June 30, 2006              June 30, 2006
                                              Increase (Decrease)        Increase (Decrease)
                                                     Due to                     Due to
                                            -----------------------   -------------------------
                                            Volume    Rate     Net     Volume    Rate      Net
                                            ------   -----   ------   -------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                    $1,918   $ 264   $2,182   $ 3,914   $  624   $4,538
   Taxable investment securities              (722)    377     (345)   (1,412)     734     (678)
   Nontaxable investment securities            330      38      368       514       62      576
   Trading account securities                  767      --      767     1,512       --    1,512
   Federal funds sold                           54      --       54       113        5      118
   Other                                        15      (5)      10        14       (4)      10
                                            ------   -----   ------   -------   ------   ------
      Total changes in interest income       2,362     674    3,036     4,655    1,421    6,076
CHANGES IN INTEREST EXPENSE:
   Interest bearing demand deposits             38     152      190        83      284      367
   Savings deposits                            149     278      427       232      486      718
   Time deposits                               673     478    1,151     1,657    1,056    2,713
   Other borrowings                            266      (6)     260       380       37      417
                                            ------   -----   ------   -------   ------   ------
      Total changes in interest expense      1,126     902    2,028     2,352    1,863    4,215
                                            ------   -----   ------   -------   ------   ------
      Net change in interest margin (FTE)   $1,236   $(228)  $1,008   $ 2,303   $ (442)  $1,861
                                            ======   =====   ======   =======   ======   ======

NET INTEREST INCOME, CONTINUED

As shown in the preceding tables, the Corporation has experienced steady decreases in the net yield on interest earning assets since 2006. The main contributing factors to this decrease are the following:

     -    The inverted yield curve during the first six months of 2007.

     - Rates paid on interest bearing liabilities have increased at a faster rate than those earned on interest earning assets.

     - The Corporation's increased reliance on higher cost time deposits and other borrowed funds.

During much of 2006 and throughout the first six months of 2007, the yield curve was inverted, which means that short term rates were higher than long term rates. This yield curve has encouraged customers to invest their funds in short term deposits and to borrow long term with fixed rate loans. Banks typically make money through the assumption of credit and interest rate risk. Interest rate risk is related to borrowing funds short term and investing them long term. The current yield curve has provided the Corporation with little opportunity to do this effectively. The table above shows a negative impact on net interest margin due to rate of $228 and $442 when the three and six month periods ended June 30, 2007 are compared to the same periods in 2006. These decreases were offset by increases related to volume of $1,236 and $2,303, in the three and six month periods ended June 30, 2007, respectively. The total volume and rate variances resulted in net increases in net FTE interest margin of $1,008 and $1,861, when the three and six month periods ended June 30, 2007 are compared to the same periods in 2006.

To offset the decreases in net yield on interest earning assets from the unfavorable rate environment, the Corporation has taken a measured growth posture, which has resulted in a substantial increase in commercial loans. This commercial loan growth coupled with the acquisition of the Farwell State Savings Bank has allowed the Corporation to increase net interest income through volume.

When management looks forward to the remainder of 2007, the net interest position will continue to be challenging with respect to interest rates. The driving force behind this challenge continues to be the yield curve. During the quarter ended June 30, 2007, long term rates have increased slightly, resulting in a shift in the yield curve, which is now essentially flat. Management anticipates that the yield curve will continue to normalize throughout the remainder of 2007; however, this correction is expected to be slow. As a result, the Corporation does not anticipate any significant relief in interest rate pressure in the near future. To help offset the decline in income due to rates, the Corporation will continue to grow its balance sheet, while accepting smaller interest rate margins.

IBT Bancorp, Inc. (IBT) elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Subsequent to the issuance of SFAS No. 159 the IBT Audit Committee, Board of Directors, management, and investment advisors reviewed the Corporation's assets and liabilities to determine which fluctuate in value based on changes in market interest rates to determine the potential impact of the new standard. As a result of their considerations, IBT elected early adoption of the new accounting standard effective January 1, 2007. The purpose of the early adoption of this standard was to provide IBT an opportunity to accelerate the restructuring of its balance sheet to better manage interest rate risk now and in the future.

The impact of the Corporation's restructuring plan implemented during the second quarter of 2007 was a 0.15% increase in FTE net interest margin when the quarter ended June 30, 2007 is compared to the quarter ended March 31, 2007. The restructuring strategies pursued are discussed in the analysis of changes in financial condition beginning on page 25.

ALLOWANCE FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 66.1% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation's charge off and recovery activity for the six month periods ended June 30, 2007 and 2006.

                                                       Six Months Ended
                                                           June 30
                                                     -------------------
                                                       2007       2006
                                                     --------   --------
Allowance for loan losses - January 1                $  7,605   $  6,899
   Loans charged off
      Commercial and agricultural                          26        103
      Real estate mortgage                                125        181
      Consumer                                            301        171
                                                     --------   --------
         TOTAL LOANS CHARGED OFF                          452        455
   Recoveries
      Commercial and agricultural                          79         76
      Real estate mortgage                                  3         15
      Consumer                                            159        123
                                                     --------   --------
         TOTAL RECOVERIES                                 241        214
                                                     --------   --------
   Net loans charged off                                  211        241
   Provision charged to income                            350        383
                                                     --------   --------
         ALLOWANCE FOR LOAN LOSSES - JUNE 30         $  7,744      7,041
                                                     ========   ========
YEAR TO DATE AVERAGE LOANS                           $600,444   $490,078
                                                     ========   ========
NET LOANS CHARGED OFF TO AVERAGE LOANS OUTSTANDING       0.04%      0.05%
                                                     ========   ========
TOTAL AMOUNT OF LOANS OUTSTANDING AT JUNE 30         $607,219   $506,298
                                                     ========   ========
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS                1.28%      1.39%
                                                     ========   ========

Since June 2006, the Corporation has experienced an increase in the percent of loans classified as nonperforming. While the Corporation has seen increases in its nonperforming loans, net loans charged off as a percentage of loans has declined. The majority of the increase in non-accrual loans is related to two credits. These credits are both well collateralized and management believes the principal will be recovered in full. As shown in the following table, a substantial portion of the increase in accruing loans past due 90 days or more is related to the addition of Farwell loan portfolio in the fourth quarter of 2006. Based on management's analysis of the allowance for loan losses, the current allowance falls within the acceptable range and, therefore, the allowance for loan losses is considered adequate as of June 30, 2007.

The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by both the press and regulators. Based on information provided by The Mortgage Bankers Association, the increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. Additionally, a substantial portion of sub-prime adjustable rate mortgages are scheduled to reset at higher rates in the next 12 months. As a result of the rate resetting on these mortgages, it is expected that troubled sub-prime loans will increase substantially through the end of 2008. The increase in troubled residential mortgage loans, higher fixed and variable interest rates, and a tightening of underwriting standards will most likely result in a further increased inventory of unsold homes from its current level of 8.9 months. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors will most likely further reduce average home values and thus homeowner's equity.

While IBT does not originate variable rate mortgages, nor does it hold mortgage loans, which when made were sub-prime, the difficulties experienced in the sub-prime market has the potential to adversely impact the entire market, and thus the overall credit quality of the IBT residential mortgage portfolio.

NONPERFORMING ASSETS

                                                                         June 30
                                              ------------------------------------------------------------
                                                                   2007                           2006
                                              ---------------------------------------------   ------------
                                              Consolidated   Farwell   Adjusted w/o Farwell   Consolidated
                                              ------------   -------   --------------------   ------------
Nonaccrual loans                                 $4,409      $  186           $4,223             $1,874
Accruing loans past due 90 days or more           2,212       1,374              838              1,053
Restructured loans                                  688          --              688                713
                                                 ------      ------           ------             ------
   TOTAL NONPERFORMING LOANS                      7,309       1,560            5,749              3,640
Other real estate owned                             633         298              335                350
                                                 ------      ------           ------             ------
   TOTAL NONPERPERFORMING ASSETS                 $7,942      $1,858           $6,084             $3,990
                                                 ======      ======           ======             ======
NONPERFORMING LOANS AS A % OF TOTAL LOANS          1.20%       2.47%            1.06%              0.72%
                                                 ======      ======           ======             ======
NONPERFORMING ASSETS AS A % OF TOTAL ASSETS        0.86%       2.04%            0.74%              0.51%
                                                 ======      ======           ======             ======

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME AND EXPENSES

The following discussions of noninterest income and noninterest expenses have been adjusted for the acquisition of the Farwell State Savings Bank in October 2006 to make them comparable with the prior period numbers.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations of both quarter to date and year to date variances following:

                                                                            Three Months Ended
                                              ------------------------------------------------------------------------------
                                                                         June 30
                                              ------------------------------------------------------------
                                                                   2007                           2006       Adjusted Change
                                              ---------------------------------------------   ------------   ---------------
                                              Consolidated   Farwell   Adjusted w/o Farwell   Consolidated      $        %
                                              ------------   -------   --------------------   ------------   ------   ------
Service charges and fee income
   NSF and overdraft fees                        $  731        $41            $  690             $  752      $ (62)    -8.2%
   Freddie Mac servicing fee                        158         --               158                161         (3)    -1.9%
   ATM and debit card fees                          199         --               199                134         65     48.5%
   Service charges on depos it accounts              83         15                68                 75         (7)    -9.3%
   All other                                         46         14                32                 37         (5)   -13.5%
                                                 ------        ---            ------             ------      -----    -----
      Total service charges and fees              1,217         70             1,147              1,159        (12)    -1.0%
Title insurance revenue                             653         --               653                673        (20)    -3.0%
Trust fees                                          228         --               228                217         11      5.1%
Gain on sale of mortgage loans                       46         --                46                 54         (8)   -14.8%
Net loss on trading activities                     (201)        --              (201)                --       (201)     N/A
Other
   Increase in cash value of corporate
      owned life insurance policies                 105         --               105                103          2      1.9%
   Brokerage and advisory fees                       61         --                61                 51         10     19.6%
   Loss on sale of investment securities             --         --                --               (103)       103      N/A
   All other                                        118          6               112                182        (70)   -38.5%
                                                 ------        ---            ------             ------      -----    -----
      Total other                                   284          6               278                233         45     19.3%
                                                 ------        ---            ------             ------      -----    -----
      TOTAL NONINTEREST INCOME                   $2,227        $76            $2,151             $2,336      $(185)    -7.9%
                                                 ======        ===            ======             ======      =====    =====

                                                                             Six Months Ended
                                              ------------------------------------------------------------------------------
                                                                             June 30
                                              ------------------------------------------------------------
                                                                   2007                           2006       Adjusted Change
                                              ---------------------------------------------   ------------   ---------------
                                              Consolidated   Farwell   Adjusted w/o Farwell   Consolidated      $        %
                                              ------------   -------   --------------------   ------------   ------   ------
Service charges and fee income
   NSF and overdraft fees                        $1,409        $ 73           $1,336             $1,377       $(41)    -3.0%
   Freddie Mac servicing fee                        314          --              314                317         (3)    -0.9%
   ATM and debit card fees                          340          --              340                256         84     32.8%
   Service charges on deposit accounts              166          28              138                152        (14)    -9.2%
   All other                                        120          27               93                 87          6      6.9%
                                                 ------        ----           ------             ------       ----    -----
      Total service charges and fees              2,349         128            2,221              2,189         32      1.5%
Title insurance revenue                           1,127          --            1,127              1,147        (20)    -1.7%
Trust fees                                          446          --              446                431         15      3.5%
Gain on sale of mortgage loans                       99          --               99                111        (12)   -10.8%
Net gain on trading activities                       26          --               26                 --         26      N/A
Other
   Increase in cash value of corporate
     owned life ins urance policies                 210          --              210                203          7      3.4%
   Brokerage and advisory fees                      125          --              125                105         20     19.0%
   Loss on sale of investment securities            (30)         --              (30)              (103)        73    -70.9%
   All other                                        286           6              280                254         26     10.2%
                                                 ------        ----           ------             ------       ----    -----
      Total other                                   591           6              585                459        126     27.5%
                                                 ------        ----           ------             ------       ----    -----
      TOTAL NONINTEREST INCOME                   $4,638        $134           $4,504             $4,337       $167      3.9%
                                                 ======        ====           ======             ======       ====    =====

As a result of the persistent compression on interest margins, management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within a range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. Management does not expect significant changes to its deposit fee structure in 2007.

The decline from the gain on sale of mortgage loans and title insurance revenue is a result of the continued slow demand in residential mortgages. Management does not anticipate the demand for residential mortgages to significantly fluctuate for the remainder of 2007.

The losses incurred on trading activities during the second quarter of 2007 are a result of the increase in long term investment rates. While the Corporation did incur net trading losses during this period, it is still in a net gain position for the six month period ended June 30, 2007. Management does expect trading losses to continue to increase based on the fact that it is anticipated that long term rates will continue to increase throughout 2007. However, the increases in long term rates provide the Corporation with the ability to sell lower yielding investments and replace them with higher yielding ones.

The first six months of 2007 have been some of the most productive months in the Corporation's history for brokerage and advisory services. These results are due to the increased confidence of consumers in the stock market as well as an increase in customer base and a conscious effort by management to expand the Bank's presence in the local market. The Corporation anticipates this trend to continue throughout 2007.

The losses on sales of available for sale investment securities incurred by the Corporation in the first quarter resulted from selling investments nearing maturity at low interest rates and reinvesting the proceeds in higher yielding longer term securities as part of asset and liability management. Management expects that the additional interest income earned upon the reinvestment of the proceeds will exceed the losses recognized by the fourth quarter of 2007.

When the three month period ended June 30, 2007 is compared to the same period in 2006, there was a substantial decrease in other noninterest income. This decrease can be attributed to the fact that Isabella Bank and Trust sold its consumer credit card portfolio in May 2006 and recorded a gain on the sale of the portfolio. The Bank is now collecting monthly commissions related to this sold portfolio, which accounts for the increase in year to date income when the six month period ended June 30, 2007 is compared to the same period in 2006.

NONINTEREST EXPENSES

Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations of both quarter to date and year to date variances following:

                                                                 Three Months Ended
                                   ------------------------------------------------------------------------------
                                                              June 30
                                   ------------------------------------------------------------
                                                        2007                           2006       Adjusted Change
                                   ---------------------------------------------   ------------   ---------------
                                   Consolidated   Farwell   Adjusted w/o Farwell   Consolidated     $       %
                                   ------------   -------   --------------------   ------------   ------   ------
Compensation
   Leased employee salaries           $2,824        $177           $2,647             $2,462       $185      7.5%
   Leased employee benefits            1,059          83              976                988        (12)    -1.2%
   All other                              37           5               32                 34         (2)    -5.9%
                                      ------        ----           ------             ------       ----    -----
      Total compensation               3,920         265            3,655              3,484        171      4.9%
                                      ------        ----           ------             ------       ----    -----
Occupancy
   Depreciation                          114           6              108                 93         15     16.1%
   Outside services                       90           8               82                 80          2      2.5%
   Property taxes                         90           4               86                 83          3      3.6%
   Utilities                              80           5               75                 70          5      7.1%
   Building rent                          15          --               15                 39        (24)   -61.5%
   Building repairs                       31          --               31                 32         (1)    -3.1%
   All other                              11          --               11                 15         (4)   -26.7%
                                      ------        ----           ------             ------       ----    -----
      Total occupancy                    431          23              408                412         (4)    -1.0%
                                      ------        ----           ------             ------       ----    -----
Furniture and equipment
   Depreciation                          381           7              374                347         27      7.8%
   Service contracts                     161          --              161                187        (26)   -13.9%
   Computer costs                        152          35              117                106         11     10.4%
   ATM and debit card                    126           6              120                 68         52     76.5%
   All other                              27           9               18                 15          3     20.0%
                                      ------        ----           ------             ------       ----    -----
      Total furniture and equipment      847          57              790                723         67      9.3%
                                      ------        ----           ------             ------       ----    -----
Other
   Audit and SOX compliance fees          97           3               94                164        (70)   -42.7%
   Marketing                             182           4              178                152         26     17.1%
   Directors fees                        199          23              176                152         24     15.8%
   Printing and supplies                  96           3               93                 97         (4)    -4.1%
   Education and travel                  131           4              127                 54         73    135.2%
   Postage and freight                   113          15               98                106         (8)    -7.5%
   All other                             817         133              684                625         59      9.4%
                                      ------        ----           ------             ------       ----    -----
      Total other                      1,635         185            1,450              1,350        100      7.4%
                                      ------        ----           ------             ------       ----    -----
      TOTAL NONINTEREST EXPENSES      $6,833        $530           $6,303             $5,969       $334      5.6%
                                      ======        ====           ======             ======       ====    =====

                                                                     Six Months Ended
                                      ------------------------------------------------------------------------------
                                                                 June 30
                                      ------------------------------------------------------------
                                                           2007                           2006       Adjusted Change
                                      ---------------------------------------------   ------------   ---------------
                                      Consolidated   Farwell   Adjusted w/o Farwell   Consolidated      $        %
                                      ------------   -------   --------------------   ------------   ------   ------
Compensation
   Leased employee s alaries             $ 5,597      $  359          $ 5,238            $ 4,925     $ 313      6.4%
   Leased employee benefits                2,140         166            1,974              2,009       (35)    -1.7%
   All other                                  80           9               71                 79        (8)   -10.1%
                                         -------      ------          -------            -------     -----    -----
      Total compensation                   7,817         534            7,283              7,013       270      3.8%
                                         -------      ------          -------            -------     -----    -----
Occupancy
   Depreciation                              224          13              211                199        12      6.0%
   Outside services                          177          16              161                165        (4)    -2.4%
   Property taxes                            183           8              175                167         8      4.8%
   Utilities                                 180           9              171                164         7      4.3%
   Building rent                              35          --               35                 78       (43)   -55.1%
   Building repairs                           68          --               68                 68        --      0.0%
   All other                                  22          --               22                 27        (5)   -18.5%
                                         -------      ------          -------            -------     -----    -----
      Total occupancy                        889          46              843                868       (25)    -2.9%
                                         -------      ------          -------            -------     -----    -----
Furniture and equipment
   Depreciation                              753          14              739                721        18      2.5%
   Service contracts                         334          --              334                363       (29)    -8.0%
   Computer costs                            312          74              238                196        42     21.4%
   ATM and debit card                        210          10              200                128        72     56.3%
   All other                                  54          19               35                 28         7     25.0%
                                         -------      ------          -------            -------     -----    -----
      Total furniture and equipment        1,663         117            1,546              1,436       110      7.7%
                                         -------      ------          -------            -------     -----    -----
Other
   Audit and SOX compliance fees             295           9              286                575      (289)   -50.3%
   Marketing                                 356           8              348                305        43     14.1%
   Directors fees                            393          48              345                298        47     15.8%
   Printing and supplies                     199           8              191                202       (11)    -5.4%
   Education and travel                      239           4              235                132       103     78.0%
   Postage and freight                       226          25              201                211       (10)    -4.7%
   All other                               1,560         266            1,294              1,237        57      4.6%
                                         -------      ------          -------            -------     -----    -----
      Total other                          3,268         368            2,900              2,960       (60)    -2.0%
                                         -------      ------          -------            -------     -----    -----
      TOTAL NONINTEREST EXPENSES         $13,637      $1,065          $12,572            $12,277     $ 295      2.4%
                                         =======      ======          =======            =======     =====    =====

Leased employee salaries expense continues to increase as a result of annual merit increases and the continued growth of the Corporation. The decrease in leased employee benefits is primarily attributed to the Corporation changing medical insurance administrators in the third quarter of 2006. One of the advantages of the change was that the Corporation's premium payments would be capped based on the current year's projected claims. This change in medical insurance administrators along with the curtailment of the defined benefit pension plan in March 2007 will allow the Corporation to decrease its employee benefits expense for the remainder of 2007.

Upon completion of a new Canadian Lakes branch location, the building lease for the facility that had previously housed the Canadian Lakes office was terminated. This lease termination resulted in a one time penalty, which was included in rent expense. The completion of the project also resulted in an increase in building depreciation expense. The Corporation anticipates building rent and building depreciation to approximate current levels for the remainder of 2007.

The increases in computer costs are a result of the Corporation's continuous investment in its technological infrastructure as well as increases in fees charged by vendors. This constant reinvestment helps the Corporation maintain a competitive edge in an ever changing marketplace. Management expects that computer expenses will approximate current levels for the remainder of 2007.

ATM and debit card fees have increased as the result of both increases in activity as well as increases in fees charged by vendors. This increase in fees was offset by increases in ATM and debit card fee income. Management anticipates these fees to continue at a similar level throughout the remainder of 2007.

Management has been diligently working to decrease audit and (Sarbanes Oxley) SOX compliance fees. In the first six months of 2007, this became a reality. These fees decreased as a result of the following factors:

     -    Many similar processes between subsidiaries have been centralized.

     - Testing previously outsourced is now being performed internally as a result of an expanded internal audit department.

     - A substantial portion of the 2006 year end audit work was performed prior to year end, where in prior years, most of it had been completed after year end.

Management does anticipate that audit and SOX compliance fees will approximate current levels throughout 2007 as a result of the continued centralization and streamlining of back room functions.

The Corporation places a strong emphasis on continuing education. These educational programs help provide team members with a competitive edge in the market place. In the third quarter of 2006, the Corporation began offering Dale Carnegie training to its employees. This program is designed to help develop and optimize the communication skills of its participants. Management feels that this investment in its employees today will pay dividends for years to come.

The increases in directors fees are a result of additional meeting during the first six months of the year related to ongoing strategic planning.

All other expenses include consulting fees, legal fees, title insurance expenses, as well as other miscellaneous expenses that are not individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

                                        June 30   December                 % Change
                                         2007      31 2006   $ Change   (unannualized)
                                       --------   --------   --------   --------------
ASSETS
   Cash and cash equivelants           $ 29,842   $ 31,359   $ (1,517)       -4.8%
   Trading securities                    41,777         --     41,777         N/A
   Securities available for sale        164,201    213,450    (49,249)      -23.1%
   Mortgage loans available for sale        850      2,734     (1,884)      -68.9%
   Loans                                607,219    591,042     16,177         2.7%
   Allowance for loan losses             (7,744)    (7,605)      (139)        1.8%
   Bank premises and equipment           21,392     20,754        638         3.1%
   Other assets                          60,728     58,393      2,335         4.0%
                                       --------   --------   --------       -----
         TOTAL ASSETS                  $918,265   $910,127   $  8,138         0.9%
                                       ========   ========   ========       =====
LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                         $724,157   $725,840   $ (1,683)       -0.2%
      Other borrowed funds               67,376     58,303      9,073        15.6%
      Escrow funds payable                3,545      2,416      1,129        46.7%
      Accrued interest and other
      liabilities                         4,397      7,819     (3,422)      -43.8%
                                       --------   --------   --------       -----
         TOTAL LIABILITIES              799,475    794,378      5,097         0.6%
   SHAREHOLDERS' EQUITY                 118,790    115,749      3,041         2.6%
                                       --------   --------   --------       -----
         TOTAL LIABILITIES AND
            SHAREHOLDERS' EQUITY       $918,265   $910,127   $  8,138         0.9%
                                       ========   ========   ========       =====

The Corporation's management team has been given the goal to increase average assets by 8.0% over 2006. For the period ending June 30, 2007 the Corporation is below its balance sheet growth target; however, management does anticipate continued growth throughout the remainder of 2007.

As previously mentioned, the Corporation commenced a balance sheet reorganization strategy in 2007 which resulted in a transfer of securities available for sale to trading securities. The Corporations overall intent was to sell a portion of the trading securities to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management.

Since January 1, 2007, the Corporation has reduced its trading securities by $36,062 as a result of sales, calls, and maturities. Management has used these proceeds to shift from a fed funds borrowing position of $6,765 as of December 31, 2006 to a fed funds sold position of $6,240 at June 30, 2007, resulting in a position change of $13,005. Deposits have decreased $1,683 since December 31, 2006. The remainder of the proceeds from the sales, calls, and maturities of trading account securities were used to fund a $16,177 increase in loans since December 31, 2006.

The net result of the restructuring has reduced the difference between assets and liabilities repricing within one year from a net liability repricing position of 11.1% as of March 31, 2007 to 4.9% as of June 30, 2007. This reduction in our net liability repricing position provides protection against any dramatic change in our net interest margins if rates were to continue increasing during the remainder of 2007.

In addition to the balance sheet restructuring resulting from the sales of trading securities, IBT implemented a strategy to purchase high quality tax exempt municipal bonds with funding in the form of fixed rate Federal Home Loan Bank advances. This strategy has resulted in a $16,025 increase in tax exempt available for sale securities since January 1, 2007.

The decline of mortgage loans available for sale is a result of the continued softening of demand for residential mortgage loans. The residential real estate mortgage loan market is expected to be consistent throughout the remainder of 2007.

The Corporation observed a substantial increase in escrow funds payable during the first six months of 2007. This increase can be attributed to Internal Revenue Code Section ("IRC") 1031 exchange account balances being deposited by customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are deposited and reinvested.

The following table outlines the changes in the loan portfolio:

                                    June 30   December                % Change
                                     2007      31 2006   $ Change   (unannualized)
                                   --------   --------   --------   ------------
Commercial                         $227,674   $212,701   $14,973         7.0%
Agricultural                         48,959     47,302     1,657         3.5%
Residential real estate mortgage    300,101    300,650      (549)       -0.2%
Installment                          30,485     30,389        96         0.3%
                                   --------   --------   -------        ----
   TOTAL GROSS LOANS               $607,219   $591,042   $16,177         2.7%
                                   ========   ========   =======        ====

As shown in the above table, management has been successful in increasing its commercial loan portfolio and this trend is expected to continue. The Corporation has also seen an increase in agricultural loans during the first six months of 2007. Agricultural loans are not expected to vary significantly from current levels for the remainder of 2007.

The decline in residential real estate mortgage loans is a result of the continued soft mortgage market in Michigan. However, the Corporation does anticipate that residential real estate mortgages will increase moderately during 2007. The installment loan portfolio has been steadily decreasing over the past few years as a result of increased competition as well as a result of the sale of the consumer credit card portfolio in the second quarter of 2006. Management anticipates the installment loan portfolio to remain stable throughout the remainder of 2007.

The following table outlines the changes in the deposit portfolio:

                                       June 30   December                 % Change
                                        2007      31 2006   $ Change   (unannualized)
                                      --------   --------   --------   --------------
Noninterest bearing demand deposits   $ 82,919   $ 83,902   $   (983)       -1.2%
Interest bearing demand deposits       100,972    111,406    (10,434)       -9.4%
Savings deposits                       191,409    178,001     13,408         7.5%
Certificates of deposit                315,998    320,226     (4,228)       -1.3%
Brokered certificates of deposit        26,116     27,446     (1,330)       -4.8%
Internet certificates of deposit         6,743      4,859      1,884        38.8%
                                      --------   --------   --------        ----
   TOTAL                              $724,157   $725,840   $ (1,683)       -0.2%
                                      ========   ========   ========        ====

As shown in the preceding table, the Corporation has been unable to fund the loan growth with core deposits and instead it has been funded with the proceeds from the sales of trading securities.

The increase in savings deposits is primarily in money market accounts. Currently the rates on these accounts are attractive to our customers as the Corporation strives to price these products competitively. The declines in brokered certificates of deposits are the result of the maturity of these products and the Corporation monitoring the cost of funding and replacing these accounts with other funding sources including internet certificates of deposit, which are typically less costly.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 25,241 shares of common stock generating $990 of capital during the first six months of 2007, as compared to 19,238 shares of common stock generating $1,093 of capital in the same period in 2006. The Corporation also offers share based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation generated $452 and $231 of capital in 2007 and 2006, respectively.

In October 2002 the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation's common stock. In March 2007, the Board of Directors adopted a new plan which allowed for the repurchase of up to 150,000 shares. During 2007, the Corporation has repurchased 22,734 shares of common stock at an average price of $43.02 under the new and old plans. There were no shares repurchased in 2006.

Accumulated other comprehensive loss decreased $1,579 and consists of a $1,317 increase in unrealized loss on available-for-sale investment securities, $1,999 of comprehensive income as a result of the curtailment of the Corporation's defined benefit pension plan, and a $897 cumulative adjustment related to the adoption of SFAS Statement No. 159.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 11.1 % as of June 30, 2007. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at June 30, 2007:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                       IBT Bancorp
                      June 30, 2007
                    -----------------
                    Required   Actual
                    --------   ------
Equity Capital        4.00%     15.8%
Secondary Capital     4.00%      1.3%
                      ----      ----
Total Capital         8.00%     17.1%
                      ====      ====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation's subsidiary Bank. At June 30, 2007, the Bank exceeded these minimum capital requirements.

LIQUIDITY

The primary sources of the Corporation's liquidity are cash and cash equivalents, trading securities, and available-for-sale securities. These categories totaled $235,820 or 25.7% of assets as of June 30, 2007 as compared to $244,809 or 26.9% as of December 31, 2006. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.

Operating activities provided $41,447 of cash in the first six months of 2007 as compared to using $2,022 in the same period in 2006. Net cash provided by financing activities equaled $5,731 and $41,780 in the six month periods ended June 30, 2007 and 2006, respectively. The Corporation's investing activities used cash amounting to $48,695 in the first six months of 2007 and $40,415 in the same period in 2006. The accumulated effect of the Corporation's operating, investing, and financing activities used $1,517 and $657 in the six months ended June 30, 2007 and 2006, respectively.

The primary source of funds for the Bank is deposits. The Bank emphasizes interest-bearing time deposits as part of their funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, which reduce the Bank's cost of funds in an effort to expand the customer base.

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

Commitments to extend credit, which totaled $81,475 at June 30, 2007, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2007, the Corporation had a total of $3,990 in outstanding standby letters of credit.

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

Isabella Bank and Trust (IB&T), a subsidiary of the Corporation, sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. IB&T periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of June 30, 2007 were $1,227.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of June 30, 2007. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

(dollars in thousands)                                          June 30, 2007                                 Fair Value
                                 --------------------------------------------------------------------------   ----------
                                   2008       2009       2010       2011      2012    Thereafter     Total     06/30/07
                                 --------   --------   --------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing
      assets                     $  7,516   $     --   $     --   $    --   $    --   $    --      $  7,516    $  7,516
      Average interest rates         4.36%        --         --        --        --        --          4.36%
   Trading securities            $ 13,293   $  4,391   $  1,431   $ 3,910   $ 4,714   $14,038      $ 41,777    $ 41,777
      Average interest rates         5.31%      5.83%      5.53%     5.03%     4.90%     4.68%         5.09%
   Fixed interest rate
      securities                 $ 47,925   $ 12,018   $ 13,337   $13,668   $12,562   $64,691      $164,201    $164,201
      Average interest rates         4.81%      4.62%      4.79%     4.46%     4.82%     3.69%         4.32%
   Fixed interest rate loans     $114,424   $112,962   $107,153   $84,571   $67,582   $31,217      $517,909    $519,551
      Average interest rates         6.74%      6.57%      6.71%     6.79%     7.31%     6.26%         6.75%
   Variable interest rate
      loans                      $ 52,710   $ 13,359   $ 16,478   $ 3,092   $ 2,356   $ 1,315      $ 89,310    $ 89,310
      Average interest rates         8.13%      8.27%      8.57%     7.97%     7.50%     6.89%         8.19%

Rate sensitive liabilities
   Borrowed funds                $ 10,562   $ 17,558   $ 12,000   $ 3,256   $10,000   $14,000      $ 67,376    $ 66,222
      Average interest rates         4.74%      5.13%      4.82%     5.94%     4.41%     4.84%         4.89%
   Savings and NOW accounts      $133,090   $ 73,898   $ 68,527   $16,866   $    --   $    --      $292,381    $292,381
      Average interest rates         3.48%      1.17%      0.75%     0.67%     0.00%       --          2.09%
   Fixed interest rate time
      deposits                   $227,793   $ 58,661   $ 28,461   $14,873   $11,964   $   263      $342,015    $349,020
      Average interest rates         4.48%      4.36%      4.45%     4.57%     4.84%     4.84%         4.47%
   Variable interest rate time
      deposits                   $  1,910   $  4,932   $     --   $    --   $    --   $    --      $  6,842    $  6,842
      Average interest rates         2.97%      4.36%        --        --        --        --          3.97%

                                                                June 30, 2006                               Fair Value
                                 ------------------------------------------------------------------------   ----------
                                   2007       2008      2009      2010      2011    Thereafter     Total     06/30/06
                                 --------   -------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing
      assets                     $  2,494   $    --   $    --   $    --   $    --   $    --      $  2,494    $  2,494
      Average interest rates         1.75%       --        --        --        --        --          1.75%
   Fixed interest rate
      securities                 $ 55,057   $47,298   $22,288   $13,904   $23,220   $34,770      $196,537    $196,537
      Average interest rates         4.42%     3.55%     3.76%     4.21%     4.43%     3.76%         4.01%
   Fixed interest rate loans     $117,514   $73,395   $76,869   $59,016   $62,798   $30,139      $419,731    $417,334
      Average interest rates         6.29%     6.30%     6.32%     6.38%     6.77%     5.86%         6.35%
  Variable interest rate loans   $ 50,764   $15,411   $12,396   $ 4,594   $ 2,483   $   919      $ 86,567    $ 86,567
      Average interest rates         9.25%     8.71%     8.49%     8.42%     8.53%     9.18%         8.98%

Rate sensitive liabilities
   Borrowed funds                $ 32,112   $ 4,000   $12,613   $ 4,000   $ 5,286   $13,000      $ 71,011    $ 69,951
      Average interest rates         4.95%     3.64%     4.89%     4.11%     5.69%     4.84%         4.85%
   Savings and NOW accounts      $ 90,398   $68,189   $64,721   $20,484   $ 5,522   $    --      $249,314    $249,314
      Average interest rates         3.04%     1.06%     0.69%     0.64%     0.77%       --          1.64%
   Fixed interest rate time
      deposits                   $183,852   $44,487   $23,093   $24,592   $13,801   $   823      $290,648    $289,268
      Average interest rates         4.24%     4.21%     3.88%     4.28%     4.52%     4.92%         4.23%
   Variable interest rate time
      deposits                   $    855   $   492   $    --   $    --   $    --   $    --      $  1,347    $  1,347
      Average interest rates         4.07%     4.09%       --        --        --        --          4.08%

ITEM 4 - CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of June 30, 2007, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, although the Corporation has consolidated its Banks' charters and various internal controls procedures, no changes have occurred in the Corporation's key controls over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A - RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)  NONE

(B)  NONE

(C)  REPURCHASES OF COMMON STOCK

On March 22, 2007, the Board of Directors adopted a repurchase plan which allowed for the repurchase of up to 150,000 shares of the Corporation's common stock. This authorization does not have an expiration date. The following table provides information for the three month period ended June 30, 2007, with respect to this plan:

                                                    Total Number of
                           Shares Repurchased       Shares Purchased
                         ----------------------   as Part of Publicly     Maximum Shares That
                                  Average Price      Announced Plan      May Be Purchased Under
(Dollars in thousands)   Number     Per Share         or Program        the Plans or Programs
----------------------   ------   -------------   -------------------   ---------------------
Balance, March 31 2007                                                          150,000
   April 1 - 30, 2007     3,663       $44.00             3,663                  146,337
   May 1 - 31, 2007       1,000        44.00             1,000                  145,337
   June 1 - 30, 2007      5,071        44.20             5,071                  140,266
                          -----       ------             -----                  -------
Balance, June 30 2007     9,734       $44.10             9,734                  140,266
                          =====       ======             =====                  =======

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The registrant's annual meeting of shareholders was held on May 15, 2007. At the meeting the shareholders voted upon the following matters:

Election of Directors to terms ending 2010:

                      For      Withheld
                   ---------   --------
James C. Fabiano   4,018,755    53,101
David W. Hole      4,018,540    53,316
Dale Weburg        4,010,028    61,828

The terms of the following directors continued after the meeting:

Ronald E. Schumacher
Richard J. Barz
Sandra L. Caul
W. Michael McGuire
Dennis P. Angner
David J. Maness
W. Joseph Manifold
William J. Strickler

ITEM 6 - EXHIBITS

(a)  Exhibits

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

                                        IBT Bancorp, Inc.


Date: July 26, 2007                     /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner
                                        Chief Executive Officer


                                        /s/ Peggy L. Wheeler
                                        ----------------------------------------
                                        Peggy L. Wheeler
                                        Principal Financial Officer