Form 10-Q
period 2007-09-30
IBT BANCORP INC /MI/
filed 2007-11-06
CIK 842517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended September 30, 2007

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _________ to _________

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

     Common Stock no par value, 6,337,685 as of October 15, 2007

                                IBT BANCORP, INC.
                               Index to Form 10-Q

                                                                    Page Numbers
                                                                    ------------
PART I FINANCIAL INFORMATION

Item 1   Condensed Consolidated Financial Statements                    3-14

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            15-29

Item 3   Quantitative and Qualitative Disclosures About
         Market Risk                                                    30-31

Item 4   Controls and Procedures                                         32

PART II OTHER INFORMATION

Item 1A  Risk Factors                                                    33

Item 2   Unregistered Sales of Equity Securities and Use of
         Proceeds                                                        33

Item 6   Exhibits                                                        33

Signatures                                                               34

Exhibit 31(a)                                                            35

Exhibit 31(b)                                                            36

Exhibit 32                                                               37

Item 1 -- Condensed Consolidated Financial Statements

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                 September 30   December 31
                                                                      2007          2006
                                                                 ------------   -----------
ASSETS
   Cash and demand deposits due from banks                         $ 23,527       $ 31,359
   Trading securities                                                30,062             --
   Securities available for sale (amortized
         cost of $182,909 in 2007 and $214,600 in 2006)             182,983        213,450
   Mortgage loans available for sale                                  1,382          2,734
   Loans
      Agricultural                                                   48,967         47,302
      Commercial                                                    232,861        212,701
      Installment                                                    30,582         30,389
      Residential real estate mortgage                              297,776        300,650
                                                                   --------       --------
         TOTAL LOANS                                                610,186        591,042
      Less allowance for loan losses                                  7,614          7,605
                                                                   --------       --------
         NET LOANS                                                  602,572        583,437
   Accrued interest receivable                                        6,619          5,765
   Premises and equipment                                            21,446         20,754
   Corporate-owned life insurance policies                           13,084         12,763
   Acquisition intangibles and goodwill, net                         27,075         27,288
   Equity securities without readily determinable fair values         6,325          3,480
   Other assets                                                       8,646          9,097
                                                                   --------       --------
         TOTAL ASSETS                                              $923,721       $910,127
                                                                   ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                          $ 78,470       $ 83,902
      NOW accounts                                                  106,255        111,406
      Certificates of deposit and other savings                     409,581        388,176
      Certificates of deposit over $100,000                         132,463        142,356
                                                                   --------       --------
         TOTAL DEPOSITS                                             726,769        725,840
   Other borrowed funds ($7,479 carried at fair value in 2007)       67,077         58,303
   Escrow funds payable                                               3,648          2,416
   Accrued interest and other liabilities                             5,045          7,819
                                                                   --------       --------
         TOTAL LIABILITIES                                          802,539        794,378
   Shareholders' Equity
      Common stock -- no par value
         10,000,000 shares authorized; outstanding--
            6,337,685 in 2007 (6,335,861 in 2006)                   115,075        114,785
      Retained earnings                                               6,787          4,451
      Accumulated other comprehensive loss                             (680)        (3,487)
                                                                   --------       --------
         TOTAL SHAREHOLDERS' EQUITY                                 121,182        115,749
                                                                   --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $923,721       $910,127
                                                                   ========       ========

See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                                    Nine Months Ended
                                                                       September 30
                                                                 -----------------------
                                                                    2007         2006
                                                                 ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                   6,335,861    4,974,715
   Common stock dividends                                                --      497,299
   Issuance of common stock                                          43,252       38,404
   Common stock repurchased                                         (41,428)          --
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                       6,337,685    5,510,418
                                                                 ==========   ==========
COMMON STOCK
   Balance at beginning of year                                  $  114,785   $   72,296
   Common stock dividends (10%)                                          --       20,887
   Transfer                                                              --      (12,000)
   Issuance of common stock                                           1,470        1,537
   Share-based payment awards under
      equity compensation plan                                          621          350
   Common stock repurchased                                          (1,801)          --
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                         115,075       83,070
RETAINED EARNINGS
   Balance at beginning of year                                       4,451       10,112
   Net income                                                         5,662        5,039
   Common stock dividends (10%)                                          --      (20,887)
   Transfer                                                              --       12,000
   Adjustment to initially apply FASB Statement No. 159,
      net of tax (Note 5)                                            (1,050)          --
   Cash dividends ($0.36 per share in 2007 and $0.33 per share
      in 2006)                                                       (2,276)      (1,818)
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                           6,787        4,446
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                      (3,487)      (1,506)
   Adjustment to initially apply fair value provisions
      of FASB Statement No. 159, net of tax (Note 5)                    897           --
   Other comprehensive income                                         1,910          473
                                                                 ----------   ----------
      BALANCE END OF PERIOD                                            (680)      (1,033)
                                                                 ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY END OF PERIOD                   $  121,182   $   86,483
                                                                 ==========   ==========

See notes to condensed consolidated financial statements.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         Three Months Ended   Nine Months Ended
                                                            September 30         September 30
                                                         ------------------   -----------------
                                                           2007      2006       2007      2006
                                                         -------   --------   -------   -------
INTEREST INCOME
   Loans, including fees                                  $11,227   $ 9,269   $32,625   $26,129
   Investment securities
      Taxable                                                 967     1,252     2,609     3,572
      Nontaxable                                              954       693     2,659     2,018
   Trading account securities                                 389        --     1,809        --
   Federal funds sold and other                               257        98       523       236
                                                          -------   -------   -------   -------
      TOTAL INTEREST INCOME                                13,794    11,312    40,225    31,955
INTEREST EXPENSE
   Deposits                                                 5,783     4,425    17,030    11,874
   Borrowings                                                 907       739     2,463     1,878
                                                          -------   -------   -------   -------
      TOTAL INTEREST EXPENSE                                6,690     5,164    19,493    13,752
                                                          -------   -------   -------   -------
      NET INTEREST INCOME                                   7,104     6,148    20,732    18,203
Provision for loan losses                                     268       245       618       628
                                                          -------   -------   -------   -------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES      6,836     5,903    20,114    17,575
NONINTEREST INCOME
   Service charges and fees                                 1,223     1,214     3,572     3,403
   Title insurance                                            611       679     1,738     1,826
   Trust fees                                                 262       217       708       648
   Gain on sale of mortgage loans                              50        53       149       164
   Net gain on trading activities                             246        --       272        --
   Other                                                      327       243       918       702
                                                          -------   -------   -------   -------
      TOTAL NONINTEREST INCOME                              2,719     2,406     7,357     6,743
NONINTEREST EXPENSES
   Compensation and benefits                                3,933     3,148    11,750    10,161
   Occupancy                                                  440       457     1,329     1,325
   Furniture and equipment                                    841       677     2,504     2,113
   Other                                                    1,781     1,377     5,049     4,337
                                                          -------   -------   -------   -------
      TOTAL NONINTEREST EXPENSES                            6,995     5,659    20,632    17,936
      INCOME BEFORE FEDERAL INCOME TAXES                    2,560     2,650     6,839     6,382
Federal income taxes                                          464       619     1,177     1,343
                                                          -------   -------   -------   -------
      NET INCOME                                          $ 2,096   $ 2,031   $ 5,662   $ 5,039
                                                          =======   =======   =======   =======
EARNINGS PER SHARE
   Basic                                                  $  0.33   $  0.37   $  0.89   $  0.92
                                                          =======   =======   =======   =======
   Diluted                                                $  0.32   $  0.36   $  0.87   $  0.89
                                                          =======   =======   =======   =======
CASH DIVIDENDS PER BASIC SHARE                            $  0.12   $  0.11   $  0.36   $  0.33
                                                          =======   =======   =======   =======

See notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                             (Dollars in thousands)

                                                                  Three Months Ended   Nine months Ended
                                                                     September 30         September 30
                                                                  ------------------   -----------------
                                                                    2007      2006       2007     2006
                                                                   ------   ------     -------   -------
NET INCOME                                                         $2,096   $2,031     $ 5,662   $5,039
                                                                   ------   ------     -------   ------
   Unrealized income (losses) on available-for-sale securities:
      Unrealized holding income (losses) arising during period      1,860    2,067        (165)     608
      Reclassification adjustment for net realized losses
         included in net income                                        --        6          30      109
                                                                   ------   ------     -------   ------
      Net unrealized income (losses)                                1,860    2,073        (135)     717
         Tax effect                                                  (632)    (705)         46     (244)
                                                                   ------   ------     -------   ------
            Unrealized income (losses), net of tax                  1,228    1,368         (89)     473
                                                                   ------   ------     -------   ------
   Reduction in unrecognized actuarial loss
      of defined benefit pension plan                                  --       --       3,029       --
         Tax effect                                                    --       --      (1,030)      --
                                                                   ------   ------     -------   ------
            Reduction in unrecognized actuarial loss
               of defined benefit pension plan                         --       --       1,999       --
                                                                   ------   ------     -------   ------
   Adjustment to initially apply FASB Statement No. 159                --       --       1,359       --
      Tax effect                                                       --       --        (462)      --
                                                                   ------   ------     -------   ------
            FASB Statement No. 159 adjustment, net of tax              --       --         897       --
                                                                   ------   ------     -------   ------
OTHER COMPREHENSIVE INCOME, NET OF TAX                              1,228    1,368       2,807      473
                                                                   ------   ------     -------   ------
               COMPREHENSIVE INCOME                                $3,324   $3,399     $ 8,469   $5,512
                                                                   ======   ======     =======   ======

See notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                  Nine months ended
                                                                                     September 30
                                                                                 -------------------
                                                                                   2007       2006
                                                                                 --------   --------
OPERATING ACTIVITIES
Net income                                                                       $  5,662   $  5,039
Reconciliation of net income to cash provided by operations:
   Provision for loan losses                                                          618        628
   Depreciation                                                                     1,471      1,375
   Net amortization of investment securities                                          136        572
   Realized loss on sale of investment securities                                      30        109
   Amortization and impairment of mortgage servicing rights                           156        141
   Earnings on corporate owned life insurance policies                               (321)      (305)
   Amortization of acquisition intangibles                                            213         70
   Deferred income tax benefit                                                         23         --
   Share-based payment awards                                                         621        350
   Net changes in operating assets and liabilities which provided (used) cash:
      Trading securities (including unrealized appreciation of $263 in 2007)       47,777         --
      Loans held for sale                                                           1,352         88
      Accrued interest receivable                                                    (854)      (682)
      Other assets                                                                 (3,722)      (737)
      Escrow funds payable                                                          1,232     (4,131)
      Accrued interest and other liabilities                                          420       (956)
                                                                                 --------   --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                              54,814      1,561

INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                                 39,596     36,182
      Purchases                                                                   (87,269)   (46,008)
   Net increase in loans                                                          (19,753)   (40,303)
   Purchases of premises and equipment                                             (2,163)    (2,183)
   Purchase of corporate owned life insurance policies                                 --       (499)
   Acquisition of title office                                                         --       (400)
                                                                                 --------   --------
            NET CASH USED IN INVESTING ACTIVITIES                                 (69,589)   (53,211)

FINANCING ACTIVITIES
   Net (decrease) increase in noninterest bearing deposits                         (5,432)       192
   Net increase in interest bearing deposits                                        6,361     40,482
   Net increase in other borrowed funds                                             8,621      6,350
   Cash dividends paid on common stock                                             (2,276)    (1,818)
   Proceeds from the issuance of common stock                                       1,470      1,312
   Common stock repurchased                                                        (1,801)        --
                                                                                 --------   --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                               6,943     46,518
                                                                                 --------   --------

DECREASE IN CASH AND CASH EQUIVALENTS                                              (7,832)    (5,132)
Cash and cash equivalents at beginning of year                                     31,359     30,825
                                                                                 --------   --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 23,527   $ 25,693
                                                                                 ========   ========

See notes to condensed consolidated financial statements.

                                IBT BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the fair value reporting election described in Note 5) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report for the year ended December 31, 2006.

All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.

Effective October 3, 2006, Isabella Bank and Trust, a subsidiary of the Corporation, acquired Farwell State Savings Bank. The consolidated financial statements include the results of operations of Farwell State Savings Bank only since that time. Refer to Management's Discussion and Analysis for further consideration of the impact of this transaction on the consolidated financial statements.

NOTE 2 - COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted--average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation's Deferred Director fee plan.

Earnings per common share have been computed based on the following amounts:

                                                         Three Months Ended      Nine Months Ended
                                                            September 30            September 30
                                                       ---------------------   ---------------------
                                                          2007        2006        2007        2006
                                                       ---------   ---------   ---------   ---------
Average number of common shares outstanding
   for basic calculation*                              6,338,026   5,503,044   6,337,241   5,491,180
Potential effect of shares in the Deferred
   Director fee plan*                                    180,296     166,278     178,996     163,179
                                                       ---------   ---------   ---------   ---------
Average number of common shares outstanding used to
   calculate diluted earnings per common share         6,518,322   5,669,322   6,516,237   5,654,359
                                                       =========   =========   =========   =========

*    As adjusted for the 10% stock dividend paid February 15, 2006

NOTE 3 - OPERATING SEGMENTS

The Corporation's reportable segments are based on legal entities that account for at least 10% of net operating results. In April 2007, the individual bank charters of Isabella Bank and Trust and FSB Bank were consolidated into one bank charter as a part of the Corporation's strategy to increase efficiencies.
Retail banking operations now present over 90% of the Corporation's total operating results. As such, no segment reporting is presented.

The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation's annual report for the year ended December 31, 2006 with the exception of those new pronouncements adopted during 2007 (see Notes 5 and 7).

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

In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment is to freeze the current participant's accrued benefits as of March 1, 2007 and to limit participation in the plan only to eligible employees as of December 31, 2006. Subsequent to the decision to curtail the defined benefit plan, the Corporation elected to increase its level of contributions to the Corporation's defined contribution 401(k) plan effective January 1, 2007.

The aggregate effect from the plan curtailment was a loss of $37 for the nine months ended September 30, 2007, and was determined as follows:

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
                                          ========       =======       =======

On December 31, 2006 the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 required the Corporation to recognize on a prospective basis the funded status of the defined benefit pension plan on the Corporation's consolidated balance sheet and recognize as a component of accumulated other comprehensive loss, net of tax, the sum of unamortized actuarial gains or losses and prior service costs at the close of each reporting period. During each reporting period, recognized actuarial losses included in net periodic pension expense reduce other comprehensive income or loss, net of tax.

The components of net periodic benefit cost for the three and nine month periods ended September 30 are as follows:

                                                            Pension Benefits
                                                     -----------------------------
                                                      Three months    Nine months
                                                         ended           ended
                                                      September 30    September 30
                                                     -------------   -------------
                                                      2007    2006    2007    2006
                                                     -----   -----   -----   -----
NET PERIODIC BENEFIT COST
   Service cost on benefits earned for services
      rendered during the period                     $  27   $ 159   $  82   $ 478
   Interest cost on projected benefit obligation       126     152     379     455
   Expected return on plan assets                     (158)   (139)   (476)   (416)
   Amortization of unrecognized prior service cost      --       5       2      14
   Amortization of unrecognized actuarial net loss      10      58      32     174
                                                     -----   -----   -----   -----
      NET PERIODIC BENEFIT COST                          5     235      19     705
   Loss on plan curtailment                             --      --      37      --
                                                     -----   -----   -----   -----
      TOTAL PERIODIC BENEFIT COST                    $   5   $ 235   $  56   $ 705
                                                     =====   =====   =====   =====

The Corporation contributed $350 and $1,128 to the pension plan during the nine month periods ended September 30, 2007 and 2006, respectively.

NOTE 5 -- FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure many financial instruments and certain other assets and liabilities at fair value. The fair value measurement option is not allowable for deposit or withdrawable on demand liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if an entity has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as of January 1, 2007. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. Although, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by IBT Bancorp in the first quarter of fiscal 2008, IBT Bancorp elected to early adopt SFAS No. 159 effective January 1, 2007, the impact of which is detailed in the table below. For further discussion on the financial statement impact of adopting this standard, see Management's Discussion and Analysis in Item 2 of this report and the information presented.

As shown in the following table, the Corporation elected to transfer $77,839 of its $213,450 available-for-sale securities investment portfolio to trading status to facilitate more active trading of these securities. In determining which available-for-sale securities to transfer, the Corporation considered interest rates, duration, marketability, and balance sheet management strategies. The securities transferred included obligations of US Government Agencies, variable rate Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage backed securities, taxable municipal bonds, and a limited number of tax exempt bonds. During the second quarter of 2007, the Corporation sold $34,290 of trading securities, purchased $3,677, and repositioned its funding position from a net Fed Funds purchased position of $6,675 to a Fed Funds sold position of $6,240 at June 30, 2007. During the third quarter of 2007, the Corporation sold $7,298 of trading securities. During the remainder of 2007, the Corporation plans to reduce its overall trading securities position to approximately 2.0% to 3.0% of total assets. Management believes this level to be the optimum amount needed to provide liquidity and interest margin protection.

The Corporation also elected to report $7,256 of long-term, relatively high interest rate, Federal Home Loan Bank advances at their fair value upon the adoption of SFAS No. 159 to provide a hedge against significant movement in interest rates. These advances had an outstanding principal balance of $7,256 as of September 30, 2007. During the third quarter there were no changes in borrowings measured at fair value.

                                                       Balance Sheet        Net Gain /      Balance Sheet
                                                     1/1/2007 Prior to     (Loss) Upon      1/1/2007 After
                                                      Adoption of FVO    Adoption of FVO   Adoption of FVO
                                                     -----------------   ---------------   ---------------
Investment securities                                     $79,198            $(1,359)          $77,839
FHLB borrowings included in other borrowed funds           (7,256)              (232)           (7,488)
                                                                             -------
   Pretax cumulative loss effect of adoption
      of the fair value option                                                (1,591)
   Increase in deferred tax asset                                                541
                                                                             -------
   Cumulative loss effect of adoption of the
      fair value option (charged as a reduction to
      retained earnings as of January 1, 2007)                               $(1,050)
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

Level 1 instruments are those assets for which the identical item is traded on an active exchange, such as publicly-traded instruments. The majority of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Corporation values the assets and liabilities based on observable market data for similar instruments.

For further discussion on the financial statement impact of adopting these standards, see Management's Discussion and Analysis in Item 2 of this report.

                                                   Fair Value Measurements at
                                                    September 30, 2007 Using
                                              -----------------------------------
                                                Quoted Prices
                                                  in Active         Significant
                                Fair Value       Markets for     Other Observable
                               Measurements   Identical Assets        Inputs
Description                      9/30/2007        (Level 1)          (Level 2)
-----------                    ------------   ----------------   ----------------
RECURRING ITEMS
   Trading securities            $ 30,062          $   --            $ 30,062
   Investment securities
      available for sale          182,983           3,981             179,002
   Mortgage loans
      available for sale            1,382              --               1,382
   Other borrowed funds             7,479              --               7,479
NONRECURRING ITEMS
   Mortgage servicing rights        2,192              --               2,192
   Other real estate owned            755              --                 755

                                Changes in Fair Value for the 3-month    Changes in Fair Value for the 9-month
                                 Period Ended September 30, 2007 for      Period Ended September 30, 2007 for
                                Items Measured at Fair Value Pursuant    Items Measured at Fair Value Pursuant
                                to Election of the Fair Value Option     to Election of the Fair Value Option
                               --------------------------------------   --------------------------------------
                                                        Total Changes                            Total Changes
                                                       in Fair Values                           in Fair Values
                                Trading      Other       Included in     Trading      Other       Included in
                               Gains and   Gains and   Current Period   Gains and   Gains and   Current Period
Description                     (Losses)    (Losses)      Earnings       (Losses)    (Losses)      Earnings
-----------                    ---------   ---------   --------------   ---------   ---------   --------------
RECURRING ITEMS
   Trading securities            $320        $ --           $320           $263       $ --           $263
   Other borrowed funds           (74)         --            (74)             9         --              9
NONRECURRING ITEMS
   Mortgage servicing rights       --          --             --             --         --             --
   Other real estate owned         --         (38)           (38)            --        (64)           (64)

During the three month period ended March 31, 2007, in accordance with the provisions of SFAS No. 156, mortgage servicing rights with a carrying amount of $2,187 were written down to their fair value of $2,186, resulting in an impairment charge of $1, while during the three month period ended June 30, 2007, mortgage servicing rights with a carrying amount of $2,190 were written up to their fair value of $2,191, resulting in a decrease in the impairment of $1. There were no adjustments to the fair value of mortgage servicing rights during the three month period ended September 30, 2007. Such adjustments were included in earnings for the nine month period ended September 30, 2007.

During the three month period ended March 31, 2007, in accordance with the provisions of SFAS No. 144, other real estate owned with a carrying amount of $643 was written down to its fair value of $617, resulting in an impairment charge of $26, while during the three month period ended September 30, 2007, other real estate owned with a carrying amount of $793 was written down to its fair value of $755, resulting in an impairment charge of $38. There were no adjustments to the fair value of other real estate owned during the three month period ended June 30, 2007. Such adjustments were included in earnings for the nine month period ended September 30, 2007.

NOTE 6 -- INCOME TAXES

The Corporation adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

From time to time, we may be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as other noninterest expenses.

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

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2006 the FASB issued SFAS No. 155 " Accounting for Certain Hybrid Instruments," which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The issuance of Statement No. 155 provides the following: 1. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; 2. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; 3. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and 4. Amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Corporation adopted SFAS No.155 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In March 2006 the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which affects the accounting for servicing rights, which includes mortgage servicing rights and those associated with other types of financial assets transferred in securitizations such as auto loans, student loans, credit cards, commercial real estate and equipment financing. Specifically, Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For subsequent accounting for servicing assets and liabilities, entities would choose either to amortize and recognize over a period of estimated net servicing income or net servicing loss (currently required under Statement No. 140) or remeasure at fair value at each subsequent reporting date. The choice to measure at fair value would make it easier to account for hedges of servicing rights, which currently are difficult to apply under Statement No. 133. Statement No. 156 is effective for all servicing assets or liabilities acquired or assumed after the beginning of the first fiscal year beginning after September 15, 2006. In addition, an entity may elect to apply fair value measurement to existing servicing rights upon adoption. The Corporation adopted SFAS No.156 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In July of 2006, the Emerging Issues Task Force ("EITF") of FASB issued a draft abstract for EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. IBT Bancorp has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the consolidated balance sheets. The carrying value was $13,084 at September 30, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on the consolidated financial statements.

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

NOTE 8 -- COMMON STOCK REPURCHASES

On March 22, 2007, the Board of Directors adopted a repurchase plan which provides for the repurchase of up to 150,000 shares of the Corporation's common stock. Any shares repurchased under this plan revert to the status of authorized but unissued shares. During the nine months ended September 30, 2007, a total of 41,428 shares were repurchased for cash of $1,801, including 18,694 shares pursuant to this plan during the third quarter.

NOTE 9 - POTENTIAL BUSINESS ACQUISITION

On August 21, 2007, IBT Bancorp, Inc. signed a definitive agreement to acquire Greenville Community Financial Corporation (GCFC), which was subsequently amended on September 24, 02007. Pursuant to the terms of the acquisition, GCFC shareholders shall receive 0.6659 of a share of IBT common stock and $14.70 of cash for each of their shares of GCFC common stock, resulting in a total consideration of approximately $34,000. The transaction, which has been approved by both IBT's and GCFC's Boards of Directors, is expected to be completed in the fourth quarter of 2007, pending regulatory approval, the approval of GCFC shareholders, and other customary closing conditions.

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

RESULTS OF OPERATIONS

The following table outlines the results of operations for the periods ended September 30, 2007 and 2006. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.

SUMMARY OF SELECTED FINANCIAL DATA

                                               Three Months Ended   Nine Months Ended
                                                  Seotember 30         Seotember 30
                                               ------------------   -----------------
                                                 2007       2006      2007      2006
                                               --------   -------   -------   -------
INCOME STATEMENT DATA
   Net interest income                          $7,104     $6,148   $20,732   $18,203
   Provision for loan losses                       268        245       618       628
   Net income                                    2,096      2,031     5,662     5,039

PER SHARE DATA
   Earnings per share:
      Basic                                      $0.33      $0.37     $0.89     $0.92
      Diluted                                     0.32       0.36      0.87      0.89
   Cash dividends per common share                0.12       0.11      0.36      0.33

RATIOS
   Average primary capital to average assets     13.71%     11.67%    13.52%    11.69%
   Net income to average assets                   0.91       1.03      0.82      0.88
   Net income to average equity                   6.98       9.51      6.39      8.06

NET INTEREST INCOME

Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp. Interest income includes loan fees of $381 and $957, for the three and nine month periods ended September 30, 2007, respectively, as compared to $325 and $881 during the same periods in 2006. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

     (Continued on page 18)

AVERAGE BALANCES, INTEREST RATE, AND NET INTEREST INCOME

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

Results for the three and nine month periods ended September 30, 2007 and September 30, 2006 are as follows:

                                                                       Three Months Ended
                                              -----------------------------------------------------------------
                                                    September 30, 2007               September 30, 2006
                                              -------------------------------   --------- ---------------------
                                                            Tax       Average                Tax        Average
                                               Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                               Balance    Interest      Rate     Balance    Interest      Rate
                                              --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                      $608,033     $11,227      7.39%   $520,348    $ 9,269      7.13%
   Taxable investment securities                71,461         967      5.41%    119,936      1,252      4.18%
   Nontaxable investment securities            100,295       1,491      5.95%     75,885      1,095      5.77%
   Trading account securities                   35,694         445      4.99%         --         --        --
   Federal funds sold                           10,453         172      6.58%      2,367         31      5.24%
   Other                                         7,892          85      4.31%      5,299         67      5.06%
                                              --------     -------      ----    --------    -------      ----
         Total earning assets                  833,828      14,387      6.90%    723,835     11,714      6.47%

NON EARNING ASSETS:
   Allowance for loan losses                   (7,627)                           (7,081)
   Cash and due from banks                      21,299                            21,281
   Premises and equipment                       21,468                            17,612
   Accrued income and other assets              55,186                            29,710
                                              --------                          --------
         Total assets                         $924,154                          $785,357
                                              ========                          ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits           $105,670         411      1.56%   $104,870        449      1.71%
   Savings deposits                            194,843       1,200      2.46%    148,988        669      1.80%
   Time deposits                               348,807       4,172      4.78%    302,956      3,307      4.37%
   Other borrowed funds                         66,668         907      5.44%     58,756        739      5.03%
                                              --------     -------      ----    --------    -------      ----
         Total interest bearing liabilities    715,988       6,690      3.74%    615,570      5,164      3.36%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                              78,984                            69,349
   Other                                         9,058                            15,033
   Shareholders' equity                        120,124                            85,405
                                              --------                          --------
         Total liabilities and equity         $924,154                          $785,357
                                              ========                          ========
Net interest income (FTE)                                  $ 7,697                          $ 6,550
                                                           =======                          =======
                                                                       ----                              ----
      Net yield on interest earning
         assets (FTE)                                                  3.69%                             3.62%
                                                                       ====                              ====

                                                                       Nine Months Ended
                                              -----------------------------------------------------------------
                                                    September 30, 2007               September 30, 2006
                                              -------------------------------   -------------------------------
                                                            Tax       Average                Tax        Average
                                               Average   Equivalent    Yield\    Average   Equivalent    Yield\
                                               Balance    Interest      Rate     Balance    Interest      Rate
                                              --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                      $602,077    $ 32,625     7.22%    $500,168     $26,129     6.97%
   Taxable investment securities                64,278       2,609     5.41%     120,433       3,572     3.95%
   Nontaxable investment securities             93,827       4,167     5.92%      74,053       3,195     5.75%
   Trading account securities                   59,053       1,956     4.42%          --          --       --
   Federal funds sold                            6,957         311     5.96%       1,417          52     4.89%
   Other                                         6,413         212     4.41%       5,135         184     4.78%
                                              --------    --------     ----     --------     -------     ----
         Total earning assets                  832,605      41,880     6.71%     701,206      33,132     6.30%

NON EARNING ASSETS:
   Allowance for loan losses                    (7,646)                           (6,983)
   Cash and due from banks                      20,405                            25,361
   Premises and equipment                       21,263                            17,405
   Accrued income and other assets              56,506                            29,002
                                              --------                          --------
         Total assets                         $923,133                          $765,991
                                              ========                          ========
INTEREST BEARING LIABILITIES:
   Interest-bearing demand deposits           $111,693       1,520     1.81%    $104,259       1,191     1.52%
   Savings deposits                            186,740       3,141     2.24%     153,734       1,892     1.64%
   Time deposits                               350,997      12,369     4.70%     285,361       8,791     4.11%
   Other borrowed funds                         65,688       2,463     5.00%      52,398       1,878     4.78%
                                              --------    --------     ----     --------     -------     ----
         Total interest bearing liabilities    715,118      19,493     3.63%     595,752      13,752     3.08%

NONINTEREST BEARING LIABILITIES:
   Demand deposits                              79,563                            69,559
   Other                                        10,252                            17,329
   Shareholders' equity                        118,200                            83,351
                                              --------                          --------
         Total liabilities and equity         $923,133                          $765,991
                                              ========                          ========
Net interest income (FTE)                                 $ 22,387                           $19,380
                                                          ========                           =======

                                                                       ----                              ----
      Net yield on interest earning
         assets (FTE)                                                  3.59%                             3.69%
                                                                       ====                              ====

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

                                             Three Months Ended          Nine Months Ended
                                             September 30, 2007         September 30, 2007
                                                 compared to                compared to
                                             September 30, 2006         September 30, 2006
                                             Increase (Decrease)        Increase (Decrease)
                                                   Due to                     Due to
                                            ----------------------   -------------------------
                                            Volume   Rate     Net     Volume    Rate      Net
                                            ------   ----   ------   -------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                    $1,609   $349   $1,958   $ 5,492   $1,004   $6,496
   Taxable investment securities              (593)   308     (285)   (2,008)   1,045     (963)
   Nontaxable investment securities            362     34      396       876       96      972
   Trading account securities                  445     --      445     1,956       --    1,956
   Federal funds sold                          131     10      141       245       14      259
   Other                                        29    (11)      18        43      (15)      28
                                            ------   ----   ------   -------   ------   ------
      Total changes in interest income       1,983    690    2,673     6,604    2,144    8,748
CHANGES IN INTEREST EXPENSE:
   Interest bearing demand deposits              3    (41)     (38)       89      240      329
   Savings deposits                            241    290      531       461      788    1,249
   Time deposits                               530    335      865     2,201    1,377    3,578
   Other borrowings                            105     63      168       495       90      585
                                            ------   ----   ------   -------   ------   ------
      Total changes in interest expense        879    647    1,526     3,246    2,495    5,741
                                            ------   ----   ------   -------   ------   ------
      Net change in interest margin (FTE)   $1,104   $ 43   $1,147   $ 3,358   $ (351)  $3,007
                                            ======   ====   ======   =======   ======   ======

NET INTEREST INCOME, CONTINUED

During much of 2006 and throughout most of 2007, the yield curve was inverted, which means that short term rates were higher than long term rates. This yield curve has encouraged customers to invest their funds in short term deposits and to borrow long term with fixed rate loans. Banks typically make money through the assumption of credit and interest rate risk. Interest rate risk is related to borrowing funds short term and investing them long term. Inverted and flat yield curves have provided the Corporation with little opportunity to do this effectively for much of 2007. However, the yield curve began to correct itself during the third quarter of 2007, primarily as a result of a .50% decrease in the federal funds target rate, as this decrease lowered short term interest rates.

To help combat these tight margins, the Corporation employed a measured growth strategy to increase its net interest margin through increased volume. This growth strategy has resulted in a substantial increase in commercial loans. This commercial loan growth coupled with the acquisition of the Farwell State Savings Bank has allowed the Corporation to increase net interest income through volume.

The total volume and rate variances resulted in net increases in net FTE interest margin of $1,147 and $3,007, when the three and nine month periods ended September 30, 2007 are compared to the same periods in 2006.

During the quarter ended September 30, 2007, long term rates have increased, resulting in a shift in the yield curve, which is now essentially flat. Management anticipates that the yield curve will continue to normalize throughout the remainder of 2007; however, this correction is expected to be slow. The Corporation did see some relief in the current three month period when compared to the same period in 2006, with an increase in the net yield on interest earning assets of .07%. While this increase is not significant it is the first increase experienced in over two years. When management looks forward to the remainder of 2007, the net interest position will continue to be challenging with respect to interest rates. The driving force behind this challenge continues to be competition and the yield curve. To help offset this, the Corporation will continue to grow its balance sheet, while accepting smaller interest rate margins.

IBT Bancorp, Inc. (IBT) elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements. SFAS No. 159, which was issued in February 2007 (see Note 5 pg 10), generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Subsequent to the issuance of SFAS No. 159 the IBT Audit Committee, Board of Directors, management, and investment advisors reviewed the Corporation's assets and liabilities to determine which fluctuate in value based on changes in market interest rates to determine the potential impact of the new standard. As a result of these considerations, IBT elected early adoption of the new accounting standard effective January 1, 2007. The purpose of the early adoption of this standard was to provide IBT an opportunity to accelerate the restructuring of its balance sheet to better manage interest rate risk now and in the future.

The impact of the Corporation's balance sheet restructuring plan implemented during the second quarter of 2007 was a 0.24% increase in FTE net interest margin when the quarter ended September 30, 2007 is compared to the quarter ended March 31, 2007. The restructuring strategies pursued are discussed in the analysis of changes in financial condition beginning on page 26.

ALLOWANCE FOR LOAN LOSSES

The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 66.1% of the Corporation's total assets and is the Corporation's single largest concentration of risk. The allowance for loan losses is management's estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation's charge off and recovery activity for the nine month periods ended September 30, 2007 and 2006.

                                                      Nine Months Ended
                                                         September 30
                                                     -------------------
                                                       2007       2006
                                                     --------   --------
Allowance for loan losses - January 1                $  7,605   $  6,899
   Loans charged off
      Commercial and agricultural                         414        181
      Real estate mortgage                                199        166
      Consumer                                            446        362
                                                     --------   --------
         TOTAL LOANS CHARGED OFF                        1,059        709
   Recoveries
      Commercial and agricultural                         228         98
      Real estate mortgage                                 10         15
      Consumer                                            212        198
                                                     --------   --------
         TOTAL RECOVERIES                                 450        311
                                                     --------   --------
   Net loans charged off                                  609        398
   Provision charged to income                            618        628
                                                     --------   --------
         ALLOWANCE FOR LOAN LOSSES - SEPTEMBER 30    $  7,614      7,129
                                                     ========   ========
YEAR TO DATE AVERAGE LOANS                           $599,629   $500,168
                                                     ========   ========
NET LOANS CHARGED OFF TO AVERAGE LOANS OUTSTANDING       0.10%      0.08%
                                                     ========   ========
TOTAL AMOUNT OF LOANS OUTSTANDING AT SEPTEMBER 30    $610,186   $523,147
                                                     ========   ========
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS                1.25%      1.36%
                                                     ========   ========

The allowance for loan losses as a percentage of loans has decreased from 1.36% as of September 30, 2006 to 1.25% in 2007. The provision for loan losses was decreased by $10 in 2007, while net charged off loans have increased by $211. The principal reasons for the decrease in both the allowance as a percentage of loans and the 2007 provision for loan losses relates to loans that were charged off in 2007 that had specific reserve allocations in 2006.

The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by both the press and regulators. Based on information provided by The Mortgage Bankers Association, the increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. Additionally, a substantial portion of sub-prime adjustable rate mortgages are scheduled to reset at higher rates in the next 9 months. As a result of the rate resetting on these mortgages, it is expected that troubled sub-prime loans nationally will increase substantially through the end of 2008. The increase in troubled residential mortgage loans, higher fixed and variable interest rates, and a tightening of underwriting standards will most likely result in a further increased inventory of unsold homes from its current level of over 10 months. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors will most likely further reduce average home values and thus homeowner's equity on a national level.

The Corporation originates and sells fixed rates residential real estate mortgages to the Federal Home Loan Mortgage Corporation. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub prime, nor has it originated adjustable rate mortgages or finance loans for more than 80% of market value unless insured by private third party insurance.

While IBT does not originate variable rate mortgages, nor does it hold sub-prime mortgage loans, the difficulties experienced in the sub-prime market has the potential to adversely impact the entire market, and thus the overall credit quality of the IBT residential mortgage portfolio.

NONPERFORMING ASSETS

                                                                 September 30
                                              ---------------------------------------------------
                                                              2007
                                              ------------------------------------
                                                                         Adjusted        2006
                                              Consolidated   Farwell   w/o Farwell   Consolidated
                                              ------------   -------   -----------   ------------
Nonaccrual loans                                 $4,703       $  778     $3,925         $2,272
Accruing loans past due 90 days or more           1,229          646        583          1,308
Restructured loans                                  686           --        686            705
                                                 ------       ------     ------         ------
   TOTAL NONPERFORMING LOANS                      6,618        1,424      5,194          4,285
Other real estate owned                             755          171        584            410
                                                 ------       ------     ------         ------
   TOTAL NONPERPERFORMING ASSETS                 $7,373       $1,595     $5,778         $4,695
                                                 ======       ======     ======         ======
NONPERFORMING LOANS AS A % OF TOTAL LOANS          1.08%        2.28%      0.95%          0.82%
                                                 ======       ======     ======         ======
NONPERFORMING ASSETS AS A % OF TOTAL ASSETS        0.80%        1.89%      0.69%          0.59%
                                                 ======       ======     ======         ======

Since September 2006, the Corporation has experienced an increase in the percent of loans classified as nonperforming. While the Corporation has seen increases in its nonperforming loans, net loans charged off as a percentage of loans have remained relatively stable. Management does anticipate the level of net charge offs to moderately increase when compared to the prior period for the remainder of 2007. This is due to the depressed economy and the decline in the market value of housing.

The majority of the increase in non-accrual loans is related to two credits. These credits are both well collateralized and management believes the principal will be recovered in full. Based on management's analysis of the allowance for loan losses, the current allowance falls within the acceptable range and, therefore, the allowance for loan losses is considered adequate as of September 30, 2007.

To management's knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.

NONINTEREST INCOME AND EXPENSES

The following discussions of noninterest income and noninterest expenses have been adjusted for the acquisition of the Farwell State Savings Bank in October 2006 to make the line items more comparable with the prior period numbers.

NONINTEREST INCOME

Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations of both quarter to date and year to date variances following:

                                                                   Three Months Ended
                                           -------------------------------------------------------------------
                                                               September 30
                                           ---------------------------------------------------
                                                           2007                                     Adjusted
                                           ------------------------------------                      Change
                                                                      Adjusted        2006       -------------
                                           Consolidated   Farwell   w/o Farwell   Consolidated     $       %
                                           ------------   -------   -----------   ------------   -----   -----
Service charges and fee income
   NSF and overdraft fees                     $  753        $58        $  695        $  798      $(103)  -12.9%
   Freddie Mac servicing fee                     150         --           150           158         (8)   -5.1%
   ATM and debit card fees                       195          3           192           144         48    33.3%
   Service charges on deposit accounts            85         12            73            76         (3)   -3.9%
   All other                                      40         11            29            38         (9)  -23.7%
                                              ------        ---        ------        ------      -----   -----
         Total service charges and fees        1,223         84         1,139         1,214        (75)   -6.2%
Title insurance revenue                          611         --           611           679        (68)  -10.0%
Trust fees                                       262         --           262           217         45    20.7%
Gain on sale of mortgage loans                    50         --            50            53         (3)   -5.7%
Net gain on trading securities                   246         --           246            --        246     N/A
Other
   Increase in cash value of corporate
      owned life insurance policies              109         --           109           102          7     6.9%
   Brokerage and advisory fees                    73         --            73            51         22    43.1%
   Loss on sale of investment securities          --         --            --            (6)         6   100.0%
   All other                                     145         10           135            96         39    40.6%
                                              ------        ---        ------        ------      -----   -----
         Total other                             327         10           317           243         74    30.5%
                                              ------        ---        ------        ------      -----   -----
         TOTAL NONINTEREST INCOME             $2,719        $94        $2,625        $2,406      $ 219     9.1%
                                              ======        ===        ======        ======      =====   =====

                                                                    Nine Months Ended
                                           -------------------------------------------------------------------
                                                                September 30
                                           ------------------------------------------------------
                                                           2007                                     Adjusted
                                           ------------------------------------                      Change
                                                                      Adjusted        2006       -------------
                                           Consolidated   Farwell   w/o Farwell   Consolidated     $       %
                                           ------------   -------   -----------   ------------   -----   -----
Service charges and fee income
   NSF and overdraft fees                     $2,162       $  131      $2,031        $2,175      $(144)   -6.6%
   Freddie Mac servicing fee                     464           --         464           475        (11)   -2.3%
   ATM and debit card fees                       535            3         532           400        132    33.0%
   Service charges on deposit accounts           251           40         211           228        (17)   -7.5%
   All other                                     160           39         121           125         (4)   -3.2%
                                              ------       ------      ------        ------      -----   -----
         Total service charges and fees        3,572          213       3,359         3,403        (44)   -1.3%
Title insurance revenue                        1,738           --       1,738         1,826        (88)   -4.8%
Trust fees                                       708           --         708           648         60     9.3%
Gain on sale of mortgage loans                   149           --         149           164        (15)   -9.1%
Net gain on trading activities                   272           --         272            --        272     N/A
Other
   Increase in cash value of corporate
      owned life insurance policies              319           --         319           305         14     4.6%
   Brokerage and advisory fees                   198           --         198           156         42    26.9%
   Loss on sale of investment securities         (30)          --         (30)         (109)        79    72.5%
   All other                                     431           10         421           350         71    20.3%
                                              ------       ------      ------        ------      -----   -----
         Total other                             918           10         908           702        206    29.3%
                                              ------       ------      ------        ------      -----   -----
         TOTAL NONINTEREST INCOME             $7,357       $  223      $7,134        $6,743      $ 391     5.8%
                                              ======       ======      ======        ======      =====   =====

As a result of the persistent compression on interest margins, management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. Management does not expect significant changes to its deposit fee structure in 2007.

The decrease in NSF and overdraft fee income is due to a decline in overdraft occurrences from our customers. Based on year-to-date information this number is expected to remain at the current level for the reminder of 2007.

The increases in trust fee income are related to increased marketing efforts by the trust department. The Corporation anticipates that demand for trust services will remain strong for the remainder of 2007.

The decline in the gain on sale of mortgage loans and title insurance revenue is a result of the continued slow demand in residential mortgages. Management anticipates the demand for residential mortgages to remain unchanged for the remainder of 2007.

The gains recognized on trading activities during the third quarter of 2007 are a result of decreases in interest rates, as there is an inverse relationship between the value of the trading portfolio and changes in interest rates. Management does expect trading gains to stabilize throughout the remainder of 2007.

The first nine months of 2007 have been some of the most productive months in the Corporation's history for brokerage and advisory services. These results are due to the increased confidence of consumers in the stock market as well as an increase in customer base and a conscious effort by management to expand the Bank's presence in the local market. The Corporation anticipates this trend to continue throughout the rest of the year.

Losses on sales of available for sale investment securities were incurred by the Corporation in the first quarter. This was a result of the Corporation selling investments nearing maturity at low interest rates and reinvesting the proceeds in higher yielding longer term securities as part of asset and liability management. Management expects that the additional interest income earned upon the reinvestment of the proceeds will exceed the losses recognized by the fourth quarter of 2007.

The increases in all other noninterest income are mainly related to the fact that the Bank is now collecting monthly commissions related to its sold credit card portfolio.

NONINTEREST EXPENSES

Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations of both quarter to date and year to date variances following:

                                                               Three Months Ended
                                      -------------------------------------------------------------------
                                                          September 30
                                      ---------------------------------------------------
                                                      2007                                     Adjusted
                                      ------------------------------------                       Change
                                                                 Adjusted        2006       -------------
                                      Consolidated   Farwell   w/o Farwell   Consolidated     $       %
                                      ------------   -------   -----------   ------------   ------   ----
Compensation
   Leased employee salaries              $2,869        $194       $2,675        $2,501      $ 174     7.0%
   Leased employee benefits               1,023          79          944           612        332    54.2%
   All other                                 41           5           36            35          1     2.9%
                                         ------        ----       ------        ------      -----    ----
      Total compensation                  3,933         278        3,655         3,148        507    16.1%
                                         ------        ----       ------        ------      -----    ----
Occupancy
   Depreciation                             111           6          105           103          2     1.9%
   Outside services                          67          --           67            77        (10)  -13.0%
   Property taxes                            93           4           89            87          2     2.3%
   Utilities                                 81           7           74            78         (4)   -5.1%
   Building rent                             18          --           18            64        (46)  -71.9%
   Building repairs                          58           3           55            34         21    61.8%
   All other                                 12          --           12            14         (2)  -14.3%
                                         ------        ----       ------        ------      -----    ----
      Total occupancy                       440          20          420           457        (37)   -8.1%
                                         ------        ----       ------        ------      -----    ----
Furniture and equipment
   Depreciation                             383           9          374           351         23     6.6%
   Computer costs                           330          52          278           258         20     7.8%
   ATM and debit card                       112           4          108            60         48    80.0%
   All other                                 16           7            9             8          1    12.5%
                                         ------        ----       ------        ------      -----    ----
      Total furniture and equipment         841          72          769           677         92    13.6%
                                         ------        ----       ------        ------      -----    ----
Other
   Audit and SOX compliance fees             50           4           46            97        (51)  -52.6%
   Marketing                                171           4          167           174         (7)   -4.0%
   Directors fees                           203          17          186           156         30    19.2%
   Printing and supplies                    108           4          104            82         22    26.8%
   Education and travel                      78           3           75            98        (23)  -23.5%
   Postage and freight                      110           6          104           111         (7)   -6.3%
   All other                              1,061         209          852           659        193    29.3%
                                         ------        ----       ------        ------      -----    ----
      Total other                         1,781         247        1,534         1,377        157    11.4%
                                         ------        ----       ------        ------      -----    ----

      TOTAL NONINTEREST EXPENSES         $6,995        $617       $6,378        $5,659      $ 719    12.7%
                                         ======        ====       ======        ======      =====    ====

                                                               Nine Months Ended
                                      -------------------------------------------------------------------
                                                          September 30
                                      ---------------------------------------------------
                                                      2007                                     Adjusted
                                      ------------------------------------                       Change
                                                                 Adjusted        2006       -------------
                                      Consolidated   Farwell   w/o Farwell   Consolidated     $       %
                                      ------------   -------   -----------   ------------   ------   ----
Compensation
   Leased employee salaries              $ 8,466      $  554     $ 7,912        $ 7,426     $  486    6.5%
   Leased employee benefits                3,163         244       2,919          2,621        298   11.4%
   All other                                 121          14         107            114         (7)  -6.1%
                                         -------      ------     -------        -------     ------   ----
      Total compensation                  11,750         812      10,938         10,161        777    7.6%
                                         -------      ------     -------        -------     ------   ----
Occupancy
   Depreciation                              335          18         317            302         15    5.0%
   Outside services                          244          --         244            242          2    0.8%
   Property taxes                            276          13         263            254          9    3.5%
   Utilities                                 261          16         245            242          3    1.2%
   Building rent                              53          --          53            142        (89)  -62.7%
   Building repairs                          126          19         107            102          5    4.9%
   All other                                  34          --          34             41         (7)  -17.1%
                                         -------      ------     -------        -------     ------   ----
      Total occupancy                      1,329          66       1,263          1,325        (62)  -4.7%
                                         -------      ------     -------        -------     ------   ----
Furniture and equipment
   Depreciation                            1,136          23       1,113          1,072         41    3.8%
   Computer costs                            994         127         867            831         36    4.3%
   ATM and debit card                        322          15         307            188        119   63.3%
   All other                                  52          24          28             22          6   27.3%
                                         -------      ------     -------        -------     ------   ----
      Total furniture and equipment        2,504         189       2,315          2,113        202    9.6%
                                         -------      ------     -------        -------     ------   ----
Other
   Audit and SOX compliance fees             345          13         332            672       (340)  -50.6%
   Marketing                                 527          12         515            479         36    7.5%
   Directors fees                            596          65         531            454         77   17.0%
   Printing and supplies                     307          12         295            284         11    3.9%
   Education and travel                      317           7         310            230         80   34.8%
   Postage and freight                       336          32         304            322        (18)  -5.6%
   All other                               2,621         474       2,147          1,896        251   13.2%
                                         -------      ------     -------        -------     ------   ----
      Total other                          5,049         615       4,434          4,337         97    2.2%
                                         -------      ------     -------        -------     ------   ----
      TOTAL NONINTEREST EXPENSES         $20,632      $1,682     $18,950        $17,936     $1,014    5.7%
                                         =======      ======     =======        =======     ======   ====

Leased employee salaries expense continues to increase as a result of annual merit increases and the continued growth of the Corporation. The change in leased employee benefits is primarily attributed to the Corporation changing medical insurance administrators in the third quarter of 2006, which resulted in the Corporation reducing its medical reserve liability by $304 during this period. Exclusive of the effects of this one time expense reversal, leased employee benefits have increased slightly since last year. Management believes that leased employee benefits will approximate current levels for the remainder of 2007.

Upon completion of a new Canadian Lakes branch location in 2006, the building lease for the facility that had previously housed the Canadian Lakes office was terminated. This lease termination resulted in a one time penalty of $37, which was included in rent expense in 2006. The completion of the project also resulted in an increase in building depreciation expense beginning in June 2006. The Corporation anticipates building rent and building depreciation to approximate current levels for the remainder of 2007.

The increases in computer costs are a result of the Corporation's continuous investment in its technological infrastructure as well as increases in fees charged by vendors. This constant reinvestment helps the Corporation maintain a competitive edge in an ever changing marketplace. Management expects that computer expenses will remain at the current levels for the remainder of 2007.

Management has been diligently working to decrease audit and (Sarbanes Oxley) SOX compliance fees. In 2007, this became a reality. These fees decreased as a result of the following factors:

     -    Many similar processes between subsidiaries have been centralized.

     - Testing previously outsourced is now being performed internally as a result of an expanded internal audit department.

     - A substantial portion of the 2006 year end audit work was performed prior to year end, where in prior years; most of it had been completed after year end.

Management does anticipate that audit and SOX compliance fees will increase in the fourth quarter of 2007 as a majority of the SOX work for 2007 will be completed during this time. However, we do expect the costs to be lower than 2006.

The Corporation places a strong emphasis on continuing education. These educational programs help provide team members with a competitive edge in the market place. In the third and fourth quarters of 2006 and during the first six months of 2007, the Corporation offered structured leadership training to its employees. This program is designed to help develop and optimize the communication skills of its participants. There were no classes during the third quarter of 2007. Management feels that this investment in its employees today will pay dividends for years to come.

The increases in director fees are a result of additional meetings related to ongoing strategic planning.

All other expenses include consulting fees, legal fees, title insurance expenses, as well as other miscellaneous expenses. The main reasons for the increases in this line item were related to legal expenses incurred for the potential acquisition of Greenville Community Financial Corporation and service related expenses incurred to convert the Farwell Division to Isabella Bank and Trust's core banking platform in August of 2007. The other expenses are not individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

                                               September 30   December 31                 % Change
                                                   2007           2006      $ Change   (unannualized)
                                               ------------   -----------   --------   --------------
ASSETS
   Cash and cash equivelants                     $ 23,527      $ 31,359     $ (7,832)      -25.0%
   Trading securities                              30,062            --       30,062         N/A
   Securities available for sale                  182,983       213,450      (30,467)      -14.3%
   Mortgage loans available for sale                1,382         2,734       (1,352)      -49.5%
   Loans                                          610,186       591,042       19,144         3.2%
   Allowance for loan losses                       (7,614)       (7,605)          (9)        0.1%
   Bank premises and equipment                     21,446        20,754          692         3.3%
   Other assets                                    61,749        58,393        3,356         5.7%
                                                 --------      --------     --------       -----
            TOTAL ASSETS                         $923,721      $910,127     $ 13,594         1.5%
                                                 ========      ========     ========       =====
LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                                   $726,769      $725,840     $    929         0.1%
      Other borrowed funds                         67,077        58,303        8,774        15.0%
      Escrow funds payable                          3,648         2,416        1,232        51.0%
      Accrued interest and other liabilities        5,045         7,819       (2,774)      -35.5%
                                                 --------      --------     --------       -----
           TOTAL LIABILITIES                      802,539       794,378        8,161         1.0%
   SHAREHOLDERS' EQUITY                           121,182       115,749        5,433         4.7%
                                                 --------      --------     --------       -----
      TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                    $923,721      $910,127     $ 13,594         1.5%
                                                 ========      ========     ========       =====

As previously mentioned, the Corporation commenced a balance sheet reorganization strategy in 2007 which resulted in a transfer of available-for-sale securities to trading securities. The Corporation's overall intent was to sell a portion of the trading securities to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management objectives.

Since January 1, 2007, the Corporation has reduced its trading securities by $47,777 as a result of sales, calls, and maturities. Management has used these proceeds to help fund its loan growth as well as to invest in available-for-sale securities. Deposits have remained essentially unchanged since December 31, 2006.

In addition to the balance sheet restructuring resulting from the sales of trading securities, as investments securities are sold, called, or matured, IBT implemented a strategy to purchase high quality tax exempt municipal bonds funded by fixed rate Federal Home Loan Bank advances.

The decline of mortgage loans available for sale is a result of the continued softening of demand for residential mortgage loans. The residential real estate mortgage loan market is expected to be consistent throughout the remainder of 2007 resulting in low levels of loan activity and a decreased volume of loans sold to the secondary market.

The Corporation experienced a substantial increase in escrow funds payable during the first nine months of 2007. These balances are attributed to Internal Revenue Code Section ("IRC") 1031 exchange account balances of customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are deposited and reinvested.

The main factor contributing to the decrease in accrued interest and other liabilities was the curtailment of a portion of our defined benefit pension plan during the first quarter of 2007.

The following table outlines the changes in the loan portfolio:

                                   September 30   December 31                 % Change
                                       2007           2006      $ Change   (unannualized)
                                   ------------   -----------   --------   --------------
Commercial                           $232,861       $212,701    $ 20,160         9.5%
Agricultural                           48,967         47,302       1,665         3.5%
Residential real estate mortgage      297,776        300,650      (2,874)       -1.0%
Installment                            30,582         30,389         193         0.6%
                                     --------       --------    --------         ---
   TOTAL GROSS LOANS                 $610,186       $591,042    $ 19,144         3.2%
                                     ========       ========    ========         ===

As shown in the above table, management has been successful in increasing the commercial loan portfolio and this trend is expected to continue. The Corporation has also seen an increase in agricultural loans during the first nine months of 2007. Agricultural loans are not expected to vary significantly from current levels for the remainder of 2007.

The decline in residential real estate mortgage loans is a result of the continued soft mortgage market in Michigan. However, the Corporation does anticipate that residential real estate mortgages may increase moderately in the last quarter of 2007. The installment loan portfolio has been steadily decreasing over the past few years as a result of increased competition as well as a result of the sale of the consumer credit card portfolio in the second quarter of 2006. Management anticipates the installment loan portfolio to remain stable throughout the remainder of 2007.

The following table outlines the changes in the deposit portfolio:

                                      September 30   December 31                 % Change
                                          2007           2006      $ Change   (unannualized)
                                      ------------   -----------   --------   --------------
Noninterest bearing demand deposits     $ 78,470       $ 83,902    $ (5,432)       -6.5%
Interest bearing demand deposits         106,255        111,406      (5,151)       -4.6%
Savings deposits                         195,665        178,001      17,664         9.9%
Certificates of deposit                  309,414        320,226     (10,812)       -3.4%
Brokered certificates of deposit          30,420         27,446       2,974        10.8%
Internet certificates of deposit           6,545          4,859       1,686        34.7%
                                        --------       --------    --------        ----
   TOTAL                                $726,769       $725,840    $    929         0.1%
                                        ========       ========    ========        ====

As shown in the preceding table, the Corporation has been unable to fund the loan growth with core deposits and instead the growth has been primarily funded with FHLB Borrowings and the proceeds from the sales of trading securities.

The increase in savings deposits is primarily in money market accounts. Currently the rates on these accounts are attractive to our customers as the Corporation strives to price these products competitively.

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 43,252 shares of common stock generating $1,470 of capital during the first nine months of 2007, as compared to 38,404 shares of common stock generating $1,537 of capital as of the same period in 2006. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation generated $621 and $350 of capital in 2007 and 2006, respectively.

In October 2002, the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation's common stock. In March 2007, the Board of Directors adopted a new plan which allowed for the repurchase of up to 150,000 shares. During 2007, the Corporation has repurchased 41,428 shares of common stock at an average price of $43.47 under the new and old plans. There were no shares repurchased in 2006.

Accumulated other comprehensive loss decreased $2,807, net of tax, and consists of a $89 increase in unrealized loss on available-for-sale investment securities, $1,999 of comprehensive income as a result of the curtailment of the Corporation's defined benefit pension plan, and a $897 cumulative adjustment related to the adoption of SFAS Statement No. 159.

There are no significant regulatory constraints placed on the Corporation's capital. The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 11.6% as of September 30, 2007. There are no commitments for significant capital expenditures, other than the potential acquisition of Greenville Community Financial Corporation (Note 9).

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at September 30, 2007:

PERCENTAGE OF CAPITAL TO RISK ADJUSTED ASSETS

                        IBT Bancorp
                    September 30, 2007
                    ------------------
                    Required    Actual
                    --------   -------
Equity Capital        4.00%     16.2%
Secondary Capital     4.00%      1.3%
                      ----      ----
Total Capital         8.00%     17.5%
                      ====      ====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation's subsidiary Bank. At September 30, 2007, the Bank exceeded these minimum capital requirements.

LIQUIDITY

The primary sources of the Corporation's liquidity are cash and cash equivalents, trading securities, and available-for-sale securities. These categories totaled $236,572 or 25.6% of assets as of September 30, 2007 as compared to $244,809 or 26.9% as of December 31, 2006. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.

Operating activities provided $54,814 of cash in the first nine months of 2007, which includes $47,777 of cash provided from the sales, calls, and maturities of trading securities, as compared to $1,561 during the same period in 2006. Net cash provided by financing activities equaled $6,943 and $46,518 in the nine month periods ended September 30, 2007 and 2006, respectively. The Corporation's investing activities used cash amounting to $69,589 in the first nine months of 2007 and $53,211 in the same period in 2006. The accumulated effect of the Corporation's operating, investing, and financing activities used $7,832 and $5,132 in the nine months ended September 30, 2007 and 2006, respectively.

Ordinarily, the primary source of funds for the Bank is deposits. The Bank emphasizes interest-bearing time deposits as part of their funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, which reduce the Bank's cost of funds in an effort to expand the customer base.

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

In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank, some obligations of which have been reported at fair value to mitigate the Corporation's interest rate risk. The Corporation's liquidity is considered adequate by the management of the Corporation. The potential acquisition of Greenville Community Financial Corporation (Note 9) is not anticipated to materially affect the Corporation's liquidity.

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

Commitments to extend credit, which totaled $84,039 at September 30, 2007, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2007, the Corporation had a total of $4,220 in outstanding standby letters of credit.

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

Isabella Bank and Trust (IB&T), a subsidiary of the Corporation, sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. IB&T periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of September 30, 2007 were $1,175.

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

The Corporation uses two main techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates; for residential mortgages the level of sales of used homes; and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties which discourage early withdrawals. Cash flows may vary based on current offering rates, competition, customer need for deposits, and overall economic activity. As noted above, the Corporation has reclassified a portion of its investment portfolio and its borrowings into trading accounts. Management feels that these practices help it mitigate the volatility of the current interest rate environment.

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

The following table provides information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of September 30, 2007. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

                                            September 30, 2007                                Fair Value
                              -------------------------------------------------------------------------------
(dollars in thousands)          2008      2009      2010     2011     2012   Thereafter    Total    09/30/07
                              --------  --------  -------  -------  -------  ----------  --------  ----------
Rate sensitive assets
   Other interest bearing
      assets                  $  1,959  $     --  $    --  $    --  $    --   $    --    $  1,959   $  1,959
      Average interest rates      4.78%       --       --       --       --        --        4.78%
   Trading securities         $ 12,696  $  2,433  $ 3,468  $ 2,576  $ 3,143   $ 5,746    $ 30,062   $ 30,062
      Average interest rates      4.91%     5.75%    4.82%    4.81%    3.77%     3.67%       4.60%
   Fixed interest rate
      securities              $ 73,223  $ 10,144  $ 7,991  $10,124  $ 8,180   $73,321    $182,983   $182,983
      Average interest rates      5.17%     4.78%    4.88%    4.30%    5.36%     3.84%       4.56%
   Fixed interest rate loans  $118,354  $102,097  $98,443  $81,327  $65,302   $57,601    $523,124   $525,639
      Average interest rates      6.70%     6.57%    6.84%    7.06%    7.31%     6.49%       6.81%
   Variable interest rate
      loans                   $ 41,870  $ 14,848  $16,974  $ 4,051  $ 5,602   $ 3,717    $ 87,062   $ 87,062
      Average interest rates      8.58%     8.35%    8.35%    7.98%    7.76%     7.65%       8.38%

Rate sensitive liabilities
   Borrowed funds             $ 13,577  $ 11,500  $17,000  $ 3,000  $12,000   $10,000    $ 67,077   $ 66,632
      Average interest rates      5.12%     4.59%    4.81%    4.98%    4.49%     4.84%       4.79%
   Savings and NOW accounts   $147,194  $ 66,724  $63,080  $20,658  $ 4,264   $    --    $301,920   $301,920
      Average interest rates      3.48%     1.17%    0.75%    0.67%      --        --        2.16%
   Fixed interest rate time
      deposits                $216,904  $ 39,740  $42,882  $21,044  $23,531   $   244    $344,345   $345,938
      Average interest rates      4.69%     4.44%    4.59%    4.70%    4.85%     5.03%       4.66%
   Variable interest rate
      time deposits           $  1,389  $    645  $    --  $    --  $    --   $    --    $  2,034   $  2,034
      Average interest rates      4.29%     4.49%      --       --       --        --        4.35%

                                           September 30, 2006                                Fair Value
                              ------------------------------------------------------------------------------
                                2007      2008     2009     2010     2011   Thereafter    Total    09/30/06
                              --------  -------  -------  -------  -------  ----------  --------  ----------
Rate sensitive assets
   Other interest bearing
      assets                  $  3,409  $    --  $    --  $    --  $    --   $    --    $  3,409   $  3,409
      Average interest rates      1.31%      --       --       --       --        --        1.31%
   Fixed interest rate
      securities              $ 55,374  $44,316  $22,064  $14,303  $22,271   $34,940    $193,268   $193,268
      Average interest rates      3.92%    3.71%    3.84%    4.33%    4.52%     4.58%       4.08%
   Fixed interest rate loans  $127,399  $80,772  $78,644  $58,334  $63,692   $32,735    $441,576   $436,267
      Average interest rates      6.39%    6.38%    6.39%    6.47%    7.70%     5.94%       6.55%
   Variable interest rate
      loans                   $ 46,872  $14,398  $13,355  $ 4,438  $ 1,603   $   905    $ 81,571   $ 81,571
      Average interest rates      9.51%    8.85%    8.91%    9.54%    8.86%     7.63%       9.26%

Rate sensitive liabilities
   Borrowed funds             $ 20,671  $ 3,000  $12,558  $ 4,000  $ 5,286   $13,000    $ 58,515   $ 58,547
      Average interest rates      5.73%    3.70%    4.89%    4.11%    5.69%     4.84%       5.13%
   Savings and NOW accounts   $ 98,954  $65,802  $60,842  $19,491  $ 5,310   $    --    $250,399   $250,399
      Average interest rates      3.37%    1.19%    0.69%    0.65%    0.78%       --        1.88%
   Fixed interest rate time
      deposits                $199,830  $45,448  $20,224  $28,767  $11,548   $ 1,492    $307,309   $289,268
      Average interest rates      4.53%    4.27%    4.04%    4.49%    4.57%     5.18%       4.46%
   Variable interest rate
      time deposits           $    761  $   652  $    --  $    --  $    --   $    --    $  1,413   $  1,413
      Average interest rates      4.23%    4.28%      --       --       --        --        4.25%

ITEM 4 -- CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of September 30, 2007, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, the Corporation has consolidated the data processing of The Farwell State Savings Bank (FSSB) into IBT Bancorp (IBT). Additionally, FSSB has adopted IBT's policies and internal control structure. The effectiveness of the control is currently being tested. Other than the aforementioned procedures, no changes have occurred in the Corporation's key controls over financial reporting that materially affected, or is likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A -- RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2 -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(A)  NONE

(B)  NONE

(C)  REPURCHASES OF COMMON STOCK

On March 22, 2007, the Board of Directors adopted a repurchase plan which allowed for the repurchase of up to 150,000 shares of the Corporation's common stock. This authorization does not have an expiration date. The following table provides information for the three month period ended September 30, 2007, with respect to this plan:

                                                        Total Number of
                               Shares Repurchased       Shares Purchased       Maximum Number of
                             ----------------------   as Part of Publicly   Shares That May Yet Be
                                      Average Price      Announced Plan       Purchased Under the
(Dollars in thousands)       Number     Per Share          or Program          Plans or Programs
                             ------   -------------   -------------------   ----------------------
Balance, June 30 2007                                                               140,266
   July 1 - 31, 2007         15,094       $44.00             15,094                 125,172
   August 1 - 31, 2007        4,000        44.00              4,000                 121,172
   September 1 - 30, 2007        --           --                 --                 121,172
                             ------       ------             ------                 -------
Balance, September 30 2007   19,094       $44.00             19,094                 121,172
                             ======       ======             ======                 =======

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

                                        IBT Bancorp, Inc.


Date: October 29, 2007                  /s/ Dennis P. Angner
                                        ----------------------------------------
                                        Dennis P. Angner
                                        Chief Executive Officer


                                        /s/ Peggy L. Wheeler
                                        ----------------------------------------
                                        Peggy L. Wheeler
                                        Principal Financial Officer