Form 10-K
period 2007-12-31
IBT BANCORP INC /MI/
filed 2008-03-14
CIK 842517

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended December 31, 2007

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _________________ to _________________

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

Registrant's telephone number, including area code (989) 772-9471
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
-------------------------------     --------------------------------------------


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

                                       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check One).

          [ ] Large accelerated filer          [X] Accelerated Filer

          [ ] Non-accelerated filer            [ ] Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $278,888,000 as of the last business day of the registrant's most recently completed second fiscal quarter.

The number of shares outstanding of the registrant's Common Stock (no par value) was 7,566,413 as of March 5, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

            Documents                      Part of Form 10-K Incorporated into
            ---------                    ---------------------------------------
IBT Bancorp, Inc. Proxy Statement
for its Annual Meeting of Shareholders                   Part III
to be held May 13, 2008

                                     PART I

ITEM 1. BUSINESS (ALL DOLLARS IN THOUSANDS)

GENERAL

IBT Bancorp, Inc. (the "Corporation") is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has five subsidiaries: Isabella Bank and Trust (the "Bank"), IBT Title and Insurance Agency, Inc. ("IBT Title"), IBT Personnel, LLC, IB&T Employee Leasing, LLC, and Financial Group Information Services. In April 2007, the Corporation consolidated the charters of FSB Bank and Isabella Bank and Trust into one charter as Isabella Bank and Trust. Isabella Bank and Trust has twenty four banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Montcalm, and Saginaw Counties, all of which are located in central Michigan. IBT Title provides title insurance, abstract searches, and closes loans in Isabella, Montcalm, Clare, Mecosta, Roscommon, and Newaygo Counties. IBT Personnel, LLC and IB & T Employee Leasing, LLC, are employee leasing companies. Financial Group Information Services renders computer services to the Corporation and its subsidiaries. All employees of the Corporation are employed by IBT Personnel and IB&T Employee Leasing and are leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, northern Montcalm, and southern Clare counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with combined enrollment of approximately 30,000 students. The area unemployment rate is approximately 5.7% and average household income is $38.

On January 1, 2008, the Corporation acquired 100 percent of Greenville Community Financial Corporation ("GCFC"). As a result of this acquisition, Greenville Community Bank, a wholly-owed subsidiary of GCFC, merged with and into the Bank. As of December 31, 2007 GCFC had assets of $107,986. For further discussion, see "Note 24 - Subsequent Events" of Notes to Consolidated Financial Statements.

The Bank sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by the Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation's Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. The assets of the Foundation as of December 31, 2007 were $1,069.

COMPETITION

The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank with a focus on providing high-quality, personalized service at a fair price. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, student loans, and credit card loans. Other financial related products include trust services, title insurance, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, 24 hour online banking, and safe deposit box rentals.

LENDING

The Bank limits lending activities to local markets and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and has limited holdings of corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Corporation's loan portfolio as of December 31, 2007.

LOANS BY MAJOR LENDING CATEGORY
(in thousands)

                                        Amount       %
                                       --------   -------
Residential real estate
   1 to 4 family residential           $282,877     46.17%
   Construction and land development     15,060      2.46%
                                       --------   -------
      Total                             297,937     48.63%
Commercial
   Real estate                          158,982     25.95%
   Farmland                              19,951      3.26%
   Agricultural production               27,456      4.48%
   Commercial operating and other        79,324     12.95%
                                       --------   -------
      Total                             285,713     46.63%
Other consumer installment               29,037      4.74%
                                       --------   -------
      TOTAL                            $612,687    100.00%
                                       ========   =======

There has been no significant changes in loan concentrations or underwriting standards in 2007.

First and second residential real estate mortgages are the single largest category of loans. The Corporation, through its Bank, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Bank's portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management's judgment about the direction of interest rates, the Corporation's need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Substantially all loans upon origination have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower's ability to make monthly payments, the value of the property securing the loan, the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower's gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $400 require the approval of the Bank's Internal Loan Committee, Board of Directors, or its loan committee.

Construction and land development loans consist primarily of 1 to 4 family residential properties. These loans primarily have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Construction loans are either converted to permanent loans at the completion of construction or are paid off from financing provided through another financial institution.

Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $12,557. Borrowers with credit needs of more than $12,557 are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports.

Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower's ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

In summary, because approximately 78% of the Corporation's loan portfolio is secured by real estate, a significant decline in real estate values driven by deteriorating state economic conditions could have an adverse impact on financial results from operations of the Corporation.

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

Isabella Bank and Trust is chartered by the State of Michigan and is a member of the Federal Reserve System. The Bank's deposits are insured by the FDIC to the extent provided by law. The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Bank is supervised and regulated by the Michigan Office of Financial and Insurance Services (OFIS), the Federal Reserve Board, and the FDIC. (See Regulation below.)

IBT Title, a non-banking subsidiary of IBT Bancorp, Inc., is a licensed title insurance agency and is subject to regulation by the OFIS, as well as the Federal Real Estate Settlement Procedures Act. IBT Title owns a membership interest in two similar title insurance agencies, LTi Title, LLC and Pere Marquette Abstract and Title Agency, LLC.

PERSONNEL

As of December 31, 2007, the Corporation and its subsidiaries had 310 full-time leased employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

LEGAL PROCEEDINGS

There are various claims and lawsuits in which the Corporation and its subsidiaries are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Corporation's business. However, the Corporation and its subsidiaries are not involved in any material pending litigation.

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

                                   REGULATION

The earnings and growth of the banking industry and therefore the earnings of the Corporation and of the Bank are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve System to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowing, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the Bank cannot be predicted.

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

Under Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to its subsidiary Bank and to commit resources to support its subsidiaries. This support may be required at times when, in the absence of such Federal Reserve Board policy, the Corporation would not otherwise be required to provide it.

Under Michigan law, if the capital of a Michigan state chartered bank (such as the Bank) has become impaired by losses or otherwise, the Commissioner of the OFIS may require that the deficiency in capital be met by assessment upon the bank's shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock.

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

The Sarbanes-Oxley Act of 2002 ("SOX") contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, a written certification by the Corporation's principal executive and financial officer is required. This certification attests that the Corporation's quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2007 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, "Controls and Procedures" for the Corporation's evaluation of its disclosure controls and procedures.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption "Capital" on page 28 and in the notes to the consolidated financial statements "Note 16 - Commitments and Other Matters" and "Note 17 - Minimum Regulatory Capital Requirements".

SUBSIDIARY BANK

Effective April 16, 2007, Isabella Bank and Trust and FSB Bank, wholly owned subsidiaries of the Corporation, were consolidated into one charter as Isabella Bank and Trust.

The Bank is subject to regulation and examination primarily by OFIS and is also subject to regulation and examination by the Federal Reserve Board.

The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.

Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), acceptance of such shares or securities as collateral security for loans to any borrower.

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

The aforementioned regulations and restrictions may limit the Corporation's ability to obtain funds from its subsidiary bank for its cash needs, including payment of dividends and operating expenses.

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

To manage the credit risk arising from lending activities, the Corporation's most significant source of credit risk, management maintains what it believes are sound underwriting policies and procedures. Management continuously monitors asset quality in order to manage the Corporation's credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.

The Corporation maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation's financial condition and results of operations.

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

To help minimize the potential losses due to operational risks, management has established an internal audit department and has retained the services of a certified public accounting firm to assist in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions and processes. The results of these procedures are reported to the Corporation's or Bank Audit Committee.

COMPLIANCE RISK

Compliance risk is the risk of loss from violations of, or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards. This includes new or revised tax, accounting, and other laws, regulations, rules and standards that could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated and must meet regulatory standards set by the FDIC, OFIS, the Federal Reserve Board, FASB, SEC and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit the Corporation's shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Corporation's business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

The Corporation's compliance department periodically assesses the adequacy and effectiveness of the Corporation's processes for controlling and managing its principal compliance risks.

ECONOMIC CONDITIONS

An economic downturn within the Corporation's local markets, as well as downturns in the state or national markets, could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products and lead to an increase of customers who fail to pay interest or principal on their loans. Management continually monitors key economic indicators in an effort to anticipate the possible effects of downturns in the local, regional, and national economies.

The Corporation's success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers primarily in the Clare, Gratiot, Isabella, Mecosta, Montcalm, and Saginaw Counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for the Corporation's products and services as well as the ability of the Corporation's customers to repay loans, the value of the collateral securing loans and the stability of the Corporation's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation's financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Corporation's executive offices are located at 200 East Broadway, Mt. Pleasant, Michigan 48858. Isabella Bank and Trust owns 24 branches and an operations center. IBT Title owns one office, and leases six. The Corporation's facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office, and 25% of the Lake Isabella office, which is leased to tenants. Management continually monitors and assesses the need for expansion and / or improvement for all facilities. In management's opinion, each facility has sufficient capacity and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its subsidiaries are not involved in any material pending legal proceedings. The Corporation, because of the nature of its business, is at times subject to numerous pending and threatened legal actions that arise out of the normal course of operating their business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDERS' MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND DIVIDEND INFORMATION

There is no established market for the Corporation's common stock or public information with respect to its market price. There are occasional sales by shareholders of which management of the Corporation is aware. The prices were reported to management in only some of the transactions and management cannot confirm the prices that were reported during this period. All of the information has been adjusted to reflect the 10% stock dividend, paid February 29, 2008.

                                            Sale Price
                 Number of   Number of   ---------------
    Period         Sales       Shares      Low     High
--------------   ---------   ---------   ------   ------

   2007
First Quarter        52        43,366    $40.00   $40.00
Second Quarter       70        34,189     40.00    40.00
Third Quarter        53        37,491     40.00    40.00
Fourth Quarter       60        19,114     40.00    40.00
                    ---       -------
                    235       134,160
                    ===       =======
   2006
First Quarter        27        20,903     40.00    40.00
Second Quarter       46        33,663     40.00    40.00
Third Quarter        45        14,876     40.00    40.00
Fourth Quarter       46        22,359     40.00    40.00
                    ---       -------
                    164        91,801
                    ===       =======

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 29, 2008.

                   Per Share
                 -------------
                  2007    2006
                 -----   -----
First Quarter    $0.11   $0.10
Second Quarter    0.11    0.10
Third Quarter     0.11    0.10
Fourth Quarter    0.29    0.28
                 -----   -----
Total            $0.62   $0.58
                 =====   =====

IBT Bancorp's authorized common stock consists of 10,000,000 shares, of which 6,364,120 shares are issued and outstanding as of December 31, 2007. As of that date, there were 2,715 shareholders of record.

On March 22, 2007, the Board of Directors amended its repurchase plan to allow for the repurchase of up to 150,000 shares of the Corporation's common stock. This authorization does not have an expiration date. The following table provides information as of December 31, 2007, with respect to this plan, and has not been adjusted for the 10% stock dividend paid February 29, 2008:

                                                         Total Number of
                                Shares Repurchased       Shares Purchased       Maximum Number of
                              ----------------------   as Part of Publicly   Shares That May Yet Be
                                       Average Price      Announced Plan       Purchased Under the
                              Number     Per Share          or Program          Plans or Programs
                              ------   -------------   -------------------   ----------------------
Balance, September 30, 2007                                                          121,172
   October 1 - 31, 2007        1,792       $44.00             1,792                  119,380
   November 1 - 30, 2007          --           --                --                  119,380
   December 1 - 31, 2007          --           --                --                  119,380
                               -----       ------             -----                  -------
Balance, December 31, 2007     1,792       $44.00             1,792                  119,380
                               =====       ======             =====                  =======

Information concerning Securities Authorized for Issuance Under Equity Compensation Plans appears under "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters" included elsewhere in this annual report on Form 10-K.

STOCK PERFORMANCE

The following graph compares the cumulative total shareholder return on Corporation common stock for the last five years with the cumulative total return on (1) the NASDAQ Stock Market Index, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Bank Stock Index, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation and each index was $100 at December 31, 2002 and all dividends are reinvested.

                    STOCK PERFORMANCE FIVE-YEAR TOTAL RETURN

                               (PERFORMANCE GRAPH)

The dollar values for total shareholder return plotted in the graph above are shown in the table below:

                       COMPARISON OF FIVE YEAR CUMULATIVE
                     AMONG IBT BANCORP, NASDAQ STOCK MARKET,
                              AND NASDAQ BANK STOCK

   YEAR      IBT BANCORP   NASDAQ   NASDAQ BANKS
----------   -----------   ------   ------------
12/31/2002      100.0       100.0       100.0
12/31/2003      116.2       150.5       133.0
12/31/2004      136.3       164.6       151.2
12/31/2005      145.0       168.1       148.3
12/31/2006      161.8       185.5       168.7
12/31/2007      164.3       205.3       135.2

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

                       SUMMARY OF SELECTED FINANCIAL DATA
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    2007       2006       2005       2004       2003
                                                  --------   --------   --------   --------   --------
INCOME STATEMENT DATA
   Total interest income                          $ 53,972   $ 44,709   $ 36,882   $ 33,821   $ 35,978
   Net interest income                              28,013     24,977     23,909     23,364     23,528
   Provision for loan losses                         1,211        682        777        735      1,455
   Net income                                        7,930      7,001      6,776      6,645      7,205
BALANCE SHEET DATA
   End of year assets                             $957,282   $910,127   $741,654   $678,034   $664,079
   Daily average assets                            925,631    800,174    700,624    675,157    659,323
   Daily average deposits                          727,762    639,046    576,091    567,145    563,600
   Daily average loans/net                         596,739    515,539    459,310    430,854    399,008
   Daily average equity                            119,246     91,964     74,682     70,787     65,770
PER SHARE DATA (1)
   Earnings per share
      Basic                                       $   1.14   $   1.12   $   1.14   $   1.13   $   1.24
      Diluted                                         1.11       1.08       1.14       1.13       1.24
   Cash dividends                                     0.62       0.58       0.55       0.52       0.50
   Book value (at year end)                          17.58      16.61      13.44      12.25      11.76
FINANCIAL RATIOS
   Shareholders' equity to assets (at year end)      12.86%     12.72%     10.91%     10.71%     10.38%
   Return on average equity                           6.65       7.61       9.07       9.39      10.95
   Return on average tangible equity                  8.54%      8.31%      9.12%     10.01%     11.99%
   Cash dividend payout to net income                54.27      53.89      48.02      46.20      39.99
   Return on average assets                           0.86       0.87       0.97       0.98       1.09

                                                  2007                                   2006
                                 -------------------------------------   ------------------------------------
                                   4th       3rd       2nd       1st       4th       3rd       2nd       1st
                                 -------   -------   -------   -------   -------   -------   -------   ------
Quarterly Operating Results:
   Total interest income         $13,747   $13,794   $13,539   $12,892   $12,754   $11,312   $10,675   $9,968
   Interest expense                6,466     6,690     6,554     6,249     5,980     5,164     4,526    4,062
                                 -------   -------   -------   -------   -------   -------   -------   ------
   Net interest income             7,281     7,104     6,985     6,643     6,774     6,148     6,149    5,906
   Provision for loan losses         593       268       224       126        54       245       216      167
   Noninterest income              2,605     2,719     2,227     2,411     2,355     2,406     2,336    2,001
   Noninterest expenses            6,597     6,995     6,833     6,804     6,537     5,659     5,969    6,308
   Net income                      2,268     2,096     1,756     1,810     1,962     2,031     1,794    1,214
Per Share of Common Stock: (1)
   Earnings per share
      Net income                 $  0.33   $  0.30   $  0.25   $  0.26   $  0.28   $  0.34   $  0.30   $ 0.20
      Diluted                       0.32      0.29      0.25      0.25      0.27      0.33      0.29     0.19
   Cash dividends                   0.29      0.11      0.11      0.11      0.28      0.10      0.10     0.10
   Book value (at quarter end)     17.58     17.38     17.04     16.77     16.61     14.26     13.76    13.56

(1) Retroactively restated for the 10% stock dividend, paid on February 29, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IBT BANCORP FINANCIAL REVIEW
(All dollars in thousands)

The following is management's discussion and analysis of the financial condition and results of operations for IBT Bancorp, Inc. (the "Corporation"). This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in the Annual Report. The Corporation's significant acquisition of Farwell State Savings Bank during 2006 was accounted for as a purchase transaction, and as such, the related results of Farwell's operations are included from the date of acquisition of Farwell State Savings Bank. See "Note 2 - Business and Acquisition" in the accompanying Notes to the Consolidated Financial Statements included elsewhere in the report.

CRITICAL ACCOUNTING POLICIES: The Corporation's significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and acquisition intangibles to be its most critical accounting policies.

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

Generally accepted accounting principles require the Corporation to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.

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

                                                         2007                              2006
                                           -------------------------------   -------------------------------
                                                          Tax      Average                  Tax      Average
                                            Average   Equivalent   Yield /    Average   Equivalent   Yield /
                                            Balance    Interest      Rate     Balance    Interest      Rate
                                           --------   ----------   -------   --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                   $604,342     $43,808     7.25%    $522,726     $36,575     7.00%
   Taxable investment securities             68,398       3,751     5.48%     123,316       4,948     4.01%
   Nontaxable investment securities          96,789       5,726     5.92%      75,712       4,423     5.84%
   Trading account securities                50,904       2,298     4.51%          --          --       --
   Federal funds sold                         6,758         342     5.06%       2,762         139     5.03%
   Other                                      7,143         317     4.44%       5,012         250     4.99%
                                           --------     -------     ----     --------     -------     ----
               Total earning assets         834,334      56,242     6.74%     729,528      46,335     6.35%
NON EARNING ASSETS:
   Allowance for loan losses                 (7,603)                           (7,187)
   Cash and due from banks                   20,588                            24,351
   Premises and equipment                    21,507                            17,690
   Accrued income and other assets           56,805                            35,792
                                           --------                          --------
                  Total assets             $925,631                          $800,174
                                           ========                          ========
INTEREST BEARING LIABILITIES:
   Interest bearing demand deposits        $109,370     $ 1,880     1.72%    $105,476     $ 1,664     1.58%
   Savings deposits                         188,323       4,232     2.25%     158,327       2,675     1.69%
   Time deposits                            349,941      16,493     4.71%     301,593      12,825     4.25%
   Other borrowed funds                      68,586       3,354     4.89%      53,256       2,568     4.82%
                                           --------     -------     ----     --------     -------     ----
      Total interest bearing liabilities    716,220      25,959     3.62%     618,652      19,732     3.19%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                           80,128                            73,650
   Other                                     10,037                            15,908
   Shareholders' equity                     119,246                            91,964
                                           --------                          --------
            Total liabilities and equity   $925,631                          $800,174
                                           ========                          ========
Net interest income (FTE)                               $30,283                           $26,603
                                                        =======                           =======
                                                                    ----                              ----
         Net yield on interest earning
            assets (FTE)                                            3.63%                             3.65%
                                                                    ====                              ====

                                                         2005
                                           -------------------------------
                                                          Tax      Average
                                            Average   Equivalent   Yield /
                                            Balance    Interest      Rate
                                           --------   ----------   -------
INTEREST EARNING ASSETS:
   Loans                                   $466,001     $30,682     6.58%
   Taxable investment securities            106,025       3,487     3.29%
   Nontaxable investment securities          63,271       3,818     6.03%
   Trading account securities                    --          --       --
   Federal funds sold                         3,882         116     2.99%
   Other                                      5,060         199     3.93%
                                           --------     -------     ----
               Total earning assets         644,239      38,302     5.95%
NON EARNING ASSETS:
   Allowance for loan losses                 (6,691)
   Cash and due from banks                   19,955
   Premises and equipment                    17,544
   Accrued income and other assets           25,577
                                           --------
                  Total assets             $700,624
                                           ========
INTEREST BEARING LIABILITIES:
   Interest bearing demand deposits        $103,684     $ 1,001     0.97%
   Savings deposits                         157,238       1,571     1.00%
   Time deposits                            245,559       8,802     3.58%
   Other borrowed funds                      37,209       1,599     4.30%
                                           --------     -------     ----
      Total interest bearing liabilities    543,690      12,973     2.39%
NONINTEREST BEARING LIABILITIES:
   Demand deposits                           69,610
   Other                                     12,642
   Shareholders' equity                      74,682
                                           --------
            Total liabilities and equity   $700,624
                                           ========
Net interest income (FTE)                               $25,329
                                                        =======
                                                                    ----
         Net yield on interest earning
            assets (FTE)                                            3.93%
                                                                    ====

NET INTEREST INCOME

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,330 in 2007, $1,172 in 2006, and $1,142 in 2005. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.

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

                                                   2007 Compared to 2006        2006 Compared to 2005
                                                Increase (Decrease) Due to   Increase (Decrease) Due to
                                                --------------------------   --------------------------
                                                 Volume    Rate      Net       Volume    Rate      Net
                                                -------   ------   -------   --------   ------   ------
CHANGES IN INTEREST INCOME:
   Loans                                        $ 5,878   $1,355   $ 7,233     $3,889   $2,004   $5,893
   Taxable investment securities                 (2,647)   1,450    (1,197)       622      839    1,461
   Nontaxable investment securities               1,246       57     1,303        730     (125)     605
   Trading account securities                     2,298       --     2,298         --       --       --
   Federal funds sold                               202        1       203        (40)      63       23
   Other                                             97      (30)       67         (2)      53       51
                                                -------   ------   -------     ------   ------   ------
      Total changes in interest income            7,074    2,833     9,907      5,199    2,834    8,033
CHANGES IN INTEREST EXPENSE:
   Interest bearing demand deposits                  63      153       216         18      645      663
   Savings deposits                                 568      989     1,557         11    1,093    1,104
   Time deposits                                  2,189    1,479     3,668      2,215    1,808    4,023
   Other Borrowings                                 749       37       786        755      214      969
                                                -------   ------   -------     ------   ------   ------
      Total changes in interest expense           3,569    2,658     6,227      2,999    3,760    6,759
                                                -------   ------   -------     ------   ------   ------
      Net Change in interest margin(FTE)        $ 3,505   $  175   $ 3,680     $2,200   $ (926)  $1,274
                                                =======   ======   =======     ======   ======   ======

The Corporation has experienced a decline in the net yield on interest earning assets since 2005. The main contributing factors are:

     -    An inverted or essentially flat yield curve for much of the period.

     - Rates paid on interest bearing liabilities have increased at a faster rate than those earned on interest earning assets.

     - The Corporation's increased reliance on higher cost time deposits and other borrowed funds.

The Corporation, as well as all other financial institutions, has been coping with an essentially flat or inverted yield curve since the third quarter of 2005. A flat yield curve results when short term interest rates are essentially the same as long term rates (over two years), and an inverted yield curve is where short term rates are higher than long term rates. In either case, the yield curve encouraged customers to invest their funds in short term deposits and to borrow long term with fixed rate loans. Banks typically make money through the assumption of credit and interest rate risk. Interest rate risk is related to borrowing funds short term and investing them long term. This yield curve, however, has provided the

Corporation with little opportunity to do this effectively. Over the past two years, the yield curve has also been the main reason why the rates paid on interest bearing liabilities have been rising faster than those earned on interest earning assets.

Overall FTE net interest income increased $3,680 for the year ended December 31, 2007 when compared to the same period in 2006. The net increase from the change in volume of interest earning assets and interest bearing liabilities was $3,505 in 2007. Net interest income increased $175 as a result of interest rate changes. During 2007, the rates paid on interest bearing liabilities increased 0.43%, while those earned on interest earning assets increased 0.39%. The decline in interest rate spread is a direct result of the continued use of high cost funding sources such as certificates of deposit and other borrowed funds. The increase in the cost of these deposits in relation to other sources is a result of continued competition for retail deposits.

To offset the decreases in interest spreads from the unfavorable rate environment, the Corporation has taken a measured growth posture. Most of this growth has come in the form of commercial loans and investments. This growth has allowed the Corporation to increase net interest income through volume. During the third and fourth quarters of 2007, the Corporation earned an additional $1,254 in FTE interest income when compared to the first and second quarters of 2007.

The Corporation elected early adoption of Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements. SFAS No. 159, which was issued in February 2007, generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. Subsequent to the issuance of SFAS No. 159, the Corporation's Audit Committee, Board of Directors, management, and investment advisors reviewed the Corporation's assets and liabilities to determine which fluctuate in value based on changes in market interest rates to determine the potential impact of the new standard. As a result of these considerations, IBT elected early adoption of the new accounting standard effective January 1, 2007. The purpose of the early adoption of this standard was to provide IBT an opportunity to accelerate the restructuring of its balance sheet to better manage interest rate risk now and in the future.

The impact of the Corporation's balance sheet restructuring plan implemented during 2007 increased FTE net interest margin by 0.31% when the quarter ended December 31, 2007 is compared to the quarter ended March 31, 2007. Management does anticipate that interest margins will increase during 2008 when compared to 2007.

Since July 2007, the Federal Reserve Bank ("The Fed") lowered its target Fed Funds rate by 2.00%, which included a 1.25% decrease in January 2008. The Fed's actions are a result of turbulence in the financial markets resulting from the collapse of the sub-prime residential market and investments, derivatives, and other financial products using these mortgages as collateral. The Fed's actions are an attempt to avoid or lessen the likelihood of a severe economic downturn.

As of December 31, 2007, the Corporation's balance sheet was well positioned to protect interest margins in a decreasing rate environment. The overall impact on financial performance could be negative if economic conditions in its principal market deteriorate significantly as a result of a material economic downturn.

As shown in the above tables, when comparing year ending December 31, 2006 to 2005, fully taxable equivalent (FTE) net interest income increased $1,274 or 5.03%. An increase of 13.24% in average interest earning assets provided $5,199 of FTE interest income. The majority of this growth was funded by a 13.79% increase in interest bearing liabilities, resulting in $2,999 of additional interest expense. Overall, changes in volume resulted in $2,200 in additional FTE interest income. The average FTE interest rate earned on assets increased by 0.40%, increasing FTE interest income by $2,834, and the average rate paid on deposits and borrowings increased by 0.80%, increasing interest expense by $3,760.

PROVISION FOR LOAN LOSSES

The provision for loan losses represents the current period loan cost associated with maintaining an appropriate allowance for loan losses as determined by management. Periodic fluctuations in the provision for loan losses result from management's best estimates as to the adequacy of the allowance for loan losses to absorb probable losses within the existing loan portfolio. The provision for loan losses for each period is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in the market areas.

The following schedule shows the composition of the provision for loan losses and the allowance for loan losses.

                                                                    Year Ended December 31
                                                     ----------------------------------------------------
                                                       2007       2006       2005       2004       2003
                                                     --------   --------   --------   --------   --------
Allowance for loan losses - January 1                $  7,605   $  6,899   $  6,444   $  6,204   $  5,593
Allowance of acquired bank                                 --        726         --         --         --
   Loans charged off
      Commercial and agricultural                         905        368        101        561        578
      Real estate mortgage                                659        252        166         --        117
      Consumer                                            582        529        376        374        445
                                                     --------   --------   --------   --------   --------
            TOTAL LOANS CHARGED OFF                     2,146      1,149        643        935      1,140
   Recoveries
      Commercial and agricultural                         297        136        105        191         93
      Real estate mortgage                                 49         53         --         62         29
      Consumer                                            285        258        216        187        174
                                                     --------   --------   --------   --------   --------
            TOTAL RECOVERIES                              631        447        321        440        296
                                                     --------   --------   --------   --------   --------
   Net loans charged off                                1,515        702        322        495        844
   Provision charged to income                          1,211        682        777        735      1,455
                                                     --------   --------   --------   --------   --------
         ALLOWANCE FOR LOAN LOSSES - DECEMBER 31     $  7,301   $  7,605   $  6,899   $  6,444   $  6,204
                                                     ========   ========   ========   ========   ========
YTD AVERAGE LOANS                                    $604,342   $522,726   $466,001   $437,438   $404,453
                                                     ========   ========   ========   ========   ========
NET LOANS CHARGED OFF TO AVERAGE LOANS OUTSTANDING       0.25%      0.13%      0.07%      0.11%      0.21%
                                                     ========   ========   ========   ========   ========
YEAR END LOANS                                       $612,687   $591,042   $483,242   $452,895   $421,860
                                                     ========   ========   ========   ========   ========
ALLOWANCE FOR LOAN LOSSES AS A % OF LOANS                1.19%      1.29%      1.43%      1.42%      1.47%
                                                     ========   ========   ========   ========   ========

The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by both the press and regulatory agencies. Based on information provided by The Mortgage Bankers Association, the increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. Additionally, a substantial portion of sub-prime adjustable rate mortgages are scheduled to reset at higher rates in the next 6 months. As a result of the rate resetting on these mortgages, it is expected that troubled sub-prime loans nationally will increase substantially through the end of 2008. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in a further increased inventory of unsold homes from its current level of over 10 months. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors will most likely further reduce average home values and thus homeowner's equity on a national level.

The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub prime, nor has it originated adjustable rate mortgages or finance loans for more than 80% of market value unless insured by private third party insurance.

While the Corporation does not originate variable rate mortgages (other than home equity lines of credit), nor does it hold sub-prime mortgage loans, the difficulties experienced in the sub-prime market has the potential to adversely impact the entire market, and thus the overall credit quality of the IBT residential real estate mortgage portfolio.

With increases in the net loans charged off to average loans, nonperforming loans as a percentage of total loans, and continued growth in the loan portfolio, the Corporation increased its provision charged to income in 2007. Overall, the allowance for loan losses as a percentage of loans declined in 2007. The primary factors affecting the decline in the allowance as a percentage of loans in 2006 was the acquisition of Farwell State Savings Bank in the fourth quarter of 2006 and the mix of the loan portfolio that was purchased combined with strong loan growth in 2006. Management also believes its conservative credit underwriting standards have allowed the Corporation, to date, to avoid significant credit losses. Management will continue to closely monitor its overall credit quality during 2008.

Based on management's analysis of the allowance for loan losses, the calculated range for the required allowance was $3,684 to $10,215. As such, the allowance for loan losses of $7,301 is considered adequate as of December 31, 2007.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to reflect for the probability of losses being incurred within the following categories as of December 31:

                               2007                  2006                  2005                  2004                  2003
                      --------------------  --------------------  --------------------  --------------------  --------------------
                                 % of Each             % of Each             % of Each             % of Each             % of Each
                                  Category              Category              Category              Category              Category
                      Allowance   to Total  Allowance   to Total  Allowance   to Total  Allowance   to Total  Allowance   to Total
                       Amount      Loans      Amount      Loans     Amount     Loans      Amount     Loans      Amount     Loans
                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Commercial and
   agricultural         $2,458      46.0%     $2,687      43.3%    $2,771       46.9%     $2,634      42.3%     $2,140      41.5%
Real estate mortgage     1,341      48.6%      1,367      50.9%     1,192       46.8%      1,463      50.5%      1,584      47.8%
Consumer installment     2,195       4.8%      2,434       5.1%     2,286        5.8%      1,606       6.6%      1,614       9.6%
Impaired loans             703       0.6%        594       0.7%       184        0.5%        304       0.6%        622       1.1%
Unallocated                604       0.0%        523       0.0%       466        0.0%        437       0.0%        244       0.0%
                        ------     -----      ------     -----     ------      -----      ------     -----      ------     -----
Total                   $7,301     100.0%     $7,605     100.0%    $6,899      100.0%     $6,444     100.0%     $6,204     100.0%
                        ======     =====      ======     =====     ======      =====      ======     =====      ======     =====

Management has evaluated impaired loans and believes the valuation allowance related to these loans to be adequate.

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

The following table presents nonperforming assets for the past five years:

                                                        Year Ended December 31
                                              ------------------------------------------
                                               2007     2006     2005     2004     2003
                                              ------   ------   ------   ------   ------
Nonaccrual loans                              $4,156   $3,444   $1,375   $1,900   $4,121
Accruing loans past due 90 days or more        1,727    1,185    1,058      702    1,380
Restructured loans                               685      697      725      686       --
                                              ------   ------   ------   ------   ------
   TOTAL NONPERFORMING LOANS                   6,568    5,326    3,158    3,288    5,501
Other real estate owned                        1,376      562      122       40      552
                                              ------   ------   ------   ------   ------
   TOTAL NONPERFORMING ASSETS                 $7,944   $5,888   $3,280   $3,328   $6,053
                                              ======   ======   ======   ======   ======
NONPERFORMING LOANS AS A % OF TOTAL LOANS       1.07%    0.90%    0.65%    0.73%    1.30%
                                              ======   ======   ======   ======   ======
NONPERFORMING ASSETS AS A % OF TOTAL ASSETS     0.83%    0.65%    0.44%    0.49%    0.91%
                                              ======   ======   ======   ======   ======

Since September 2006, the Corporation has experienced an increase in the percent of loans classified as nonperforming. While the Corporation has seen increases in its nonperforming loans, net loans charged off as a percentage of loans have remained relatively stable. Management does not anticipate the level of net chargeoffs to change significantly during 2008. Management has evaluated the properties held as other real estate owned and has adjusted the carrying value of each property to the lower of the cost or fair value less costs to sell, as necessary.

As of December 31, 2007, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation's liquidity, capital, or operations.

NONINTEREST INCOME

The following table shows the changes in noninterest income between the years ended December 31, 2007, 2006, and 2005 respectively.

                                                                    Year Ended December 31
                                                  ----------------------------------------------------------
                                                                        Change                   Change
                                                                    -------------            ---------------
                                                   2007     2006      $       %      2005      $        %
                                                  ------   ------   -----   -----   ------   -----   -------
Service charges and fee income
   NSF and overdraft fees                         $2,961   $2,950   $  11     0.4%  $2,586   $ 364      14.1%
   Trust fees                                      1,035      866     169    19.5%     828      38       4.6%
   Freddie Mac servicing fee                         635      635      --     0.0%     619      16       2.6%
   ATM and debit card fees                           737      545     192    35.2%     452      93      20.6%
   Service charges on deposit accounts               328      315      13     4.1%     247      68      27.5%
   All other                                         198      179      19    10.6%     196     (17)     -8.7%
                                                  ------   ------   -----    ----   ------   -----   -------
      Total service charges and fees               5,894    5,490     404     7.4%   4,928     562      11.4%
Title insurance revenue                            2,192    2,389    (197)   -8.2%   2,351      38       1.6%
Gain on sale of mortgage loans                       209      207       2     1.0%     270     (63)    -23.3%
Net gain on trading securities                       460       --     460     N/A       --      --       N/A
Other
   Increase in cash value of corporate
      owned life insurance policies                  432      404      28     6.9%     364      40      11.0%
   Brokerage and advisory fees                       276      213      63    29.6%     187      26      13.9%
   (Loss) gain on sale of investment securities      (19)    (112)     93   -83.0%       2    (114)  -5700.0%
   Net decrease in the fair market value of
      borrowings measured at their fair value        (66)      --     (66)    N/A       --      --       N/A
   All other                                         584      507      77    15.2%     374     133      35.6%
                                                  ------   ------   -----    ----   ------   -----   -------
            Total other                            1,207    1,012     195    19.3%     927      85       9.2%
                                                  ------   ------   -----    ----   ------   -----   -------
         TOTAL NONINTEREST INCOME                 $9,962   $9,098   $ 864     9.5%  $8,476   $ 622       7.3%
                                                  ======   ======   =====    ====   ======   =====   =======

As shown in the above table, noninterest income increased 9.5% when the year ended December 31, 2007 is compared to 2006 and 7.3% when 2006 is compared to 2005. However, to make the information more comparable, the following table outlines the changes in non interest income excluding the effects of the acquisition of Farwell State Savings Bank in October 2006.

NONINTEREST INCOME (EXCLUDING THE EFFECTS OF THE ACQUISITION OF THE FARWELL STATE SAVINGS BANK IN 2006)

                                                                     Year Ended December 31
                                                  -----------------------------------------------------------
                                                                       Change                     Change
                                                                    -------------            ----------------
                                                   2007     2006      $       %      2005      $        %
                                                  ------   ------   -----   -----   ------   -----   --------
Service charges and fee income
   NSF and overdraft fees                         $2,761   $2,914   $(153)   -5.3%  $2,586   $ 328      12.7%
   Trust fees                                      1,035      866     169    19.5%     828      38       4.6%
   Freddie Mac servicing fee                         635      635      --     0.0%     619      16       2.6%
   ATM and debit card fees                           730      545     185    33.9%     452      93      20.6%
   Service charges on deposit accounts               276      302     (26)   -8.6%     247      55      22.3%
   All other                                         158      215     (57)  -26.5%     196      19       9.7%
                                                  ------   ------   -----   -----   ------   -----   -------
      Total service charges and fees               5,595    5,477     118     2.2%   4,928     549      11.1%
Title insurance revenue                            2,192    2,389    (197)   -8.2%   2,351      38       1.6%
Gain on sale of mortgage loans                       207      207      --     0.0%     270     (63)     -23.3%
Net gain on trading securities                       460       --     460     N/A       --      --       N/A
Other
   Increase in cash value of corporate
      owned life insurance policies                  428      404      24     5.9%     364      40      11.0%
   Brokerage and advisory fees                       276      213      63    29.6%     187      26      13.9%
   (Loss) gain on sale of investment securities      (19)    (112)     93   -83.0%       2    (114)  -5700.0%
   Net decrease in the fair market value of
      borrowings measured at their fair value        (66)      --     (66)    N/A       --      --       N/A
   All other                                         562      495      67    13.5%     374     121      32.4%
                                                  ------   ------   -----   -----   ------   -----   -------
            Total other                            1,181    1,000     181    18.1%     927      73       7.9%
                                                  ------   ------   -----   -----   ------   -----   -------
         TOTAL NONINTEREST INCOME                 $9,635   $9,073   $ 562     6.2%  $8,476   $ 597       7.0%
                                                  ======   ======   =====   =====   ======   =====   =======

There were no significant changes to service charges during 2007. Total service charges and fees increased by $118 in 2007, compared to an increase of $549 in 2006. Trust fee income did increase as a result of increased marketing efforts by the trust department. During 2006, the Corporation observed substantial increases in service charges and fee income. The 2006 increases were driven by increases in NSF and overdraft fees which were the result of the Bank increasing the per item overdraft fees that they charge their customers, to align the Bank's fees with its competitors. However, during 2007, the Corporation observed a decrease in NSF and overdraft fees income when compared to 2006. This decrease was a result of decreased customer overdraft items. Management does not expect service charges and fees to increase substantially in 2008 as management does not anticipate raising the NSF per item fee, which is the largest component of service charges and fees.

In 2007, title insurance revenues decreased by 8.2% as compared to an increase of 1.6% in 2006. The small growth in 2006 and the decline in 2007 is a result of the continued slow demand in residential mortgage activity. Management anticipates that the mortgage market will continue to be soft throughout much of 2008, and as such does not anticipate significant increases during the upcoming year.

The gains recognized on trading securities as well as the decrease in the fair value of borrowings measured at their fair value during 2007 are the result of the Corporation electing to early adopt SFAS No. 159 (see Note 3 of the consolidated financial statements). As a result of decreases in interest rates, the Corporation recognized gains from trading securities, as there is an inverse relationship between the value of the trading portfolio and changes in interest rates. These gains were offset by losses associated with the changes in fair value of borrowings as there is a direct relationship between the value of these borrowings and changes in interest rates. Management does expect the gains and losses associated with assets carried at fair value to stabilize throughout 2008.

The years ended December 31, 2007 and 2006 have been some of most productive years in the Corporation's history for brokerage and advisory services. These results are due to the increased confidence of consumers in the stock market as well as an increase in customer base and a conscious effort by management to expand the Bank's presence in the local market. The Corporation anticipates this trend to continue during 2008.

The losses from the sale of investment securities were a result of the Corporation selling investments nearing maturity at low interest rates and reinvesting the proceeds in higher yielding, longer term securities as part of asset and liability management.

The increases in all other noninterest income between 2006 and 2005 are mainly related to the fact that in 2006, the Bank started collecting monthly commissions related to its sold credit card portfolio.

NONINTEREST EXPENSES

The following table shows the changes in noninterest expenses between the years ended December 31, 2007, 2006, and 2005 respectively.

                                                          Year Ended December 31
                                      -------------------------------------------------------------
                                                              Change                     Change
                                                          --------------             --------------
                                        2007      2006       $       %       2005       $       %
                                      -------   -------   ------   -----   -------   ------   -----
Compensation
   Leased employee salaries           $11,362   $10,105   $1,257    12.4%  $ 9,610   $  495     5.2%
   Leased employee benefits             4,096     3,608      488    13.5%    3,846     (238)   -6.2%
   All other                              160       156        4     2.6%       92       64    69.6%
                                      -------   -------   ------   -----   -------   ------   -----
      Total compensation               15,618    13,869    1,749    12.6%   13,548      321     2.4%
                                      -------   -------   ------   -----   -------   ------   -----
Occupancy
   Depreciation                           448       412       36     8.7%      363       49    13.5%
   Outside services                       332       334       (2)   -0.6%      306       28     9.2%
   Property taxes                         384       322       62    19.3%      308       14     4.5%
   Utilities                              344       320       24     7.5%      289       31    10.7%
   Building rent                           72       163      (91)  -55.8%      125       38    30.4%
   Building repairs                       147       129       18    14.0%      114       15    13.2%
   All other                               39        50      (11)  -22.0%       48        2     4.2%
                                      -------   -------   ------   -----   -------   ------   -----
      Total occupancy                   1,766     1,730       36     2.1%    1,553      177    11.4%
                                      -------   -------   ------   -----   -------   ------   -----
Furniture and equipment
   Depreciation                         1,512     1,440       72     5.0%    1,372       68     5.0%
   Computer / Service Contracts         1,254     1,101      153    13.9%      973      128    13.2%
   ATM and debit card fees                433       263      170    64.6%      247       16     6.5%
   All other                               98        64       34    53.1%       65       (1)   -1.5%
                                      -------   -------   ------   -----   -------   ------   -----
      Total furniture and equipment     3,297     2,868      429    15.0%    2,657      211     7.9%
                                      -------   -------   ------   -----   -------   ------   -----
Other
   Audit and SOX compliance fees          583     1,010     (427)  -42.3%      606      404    66.7%
   Marketing                              642       697      (55)   -7.9%      624       73    11.7%
   Directors fees                         796       584      212    36.3%      604      (20)   -3.3%
   Printing and supplies                  462       377       85    22.5%      431      (54)  -12.5%
   Education and travel                   412       360       52    14.4%      258      102    39.5%
   Postage and freight                    459       445       14     3.1%      400       45    11.3%
   Legal                                  296       229       67    29.3%      198       31    15.7%
   Amortization of deposit premium        278       160      118    73.8%       94       66    70.2%
   Consulting                             176       208      (32)  -15.4%      172       36    20.9%
   All other                            2,444     1,936      508    26.2%    1,739      197    11.3%
                                      -------   -------   ------   -----   -------   ------   -----
      Total other                       6,548     6,006      542     9.0%    5,126      880    17.2%
                                      -------   -------   ------   -----   -------   ------   -----
      TOTAL NONINTEREST EXPENSES      $27,229   $24,473   $2,756    11.3%  $22,884   $1,589     6.9%
                                      =======   =======   ======   =====   =======   ======   =====

As shown in the above table, noninterest expenses increased 11.3% when the year ended December 31, 2007 is compared to 2006 and 6.9% when 2006 is compared to 2005. However, to make the information more comparable, the following table outlines the changes in noninterest expenses excluding the effects of the acquisition of Farwell State Savings Bank in October 2006.

NONINTEREST EXPENSES (EXCLUDING THE EFFECTS OF THE ACQUISITION OF THE FARWELL STATE SAVINGS BANK IN 2006)

                                                          Year Ended December 31
                                      -------------------------------------------------------------
                                                              Change                     Change
                                                          --------------             --------------
                                        2007      2006       $       %       2005       $       %
                                      -------   -------   ------   -----   -------   ------   -----
Compensation
   Leased employee salaries           $10,613   $ 9,935   $  678     6.8%  $ 9,610   $  325     3.4%
   Leased employee benefits             3,781     3,563      218     6.1%    3,846     (283)   -7.4%
   All other                              128       156      (28)  -17.9%       92       64    69.6%
                                      -------   -------   ------   -----   -------   ------   -----
      Total compensation               14,522    13,654      868     6.4%   13,548      106     0.8%
                                      -------   -------   ------   -----   -------   ------   -----
Occupancy
   Depreciation                           433       412       21     5.1%      363       49    13.5%
   Outside services                       328       334       (6)   -1.8%      306       28     9.2%
   Property taxes                         368       322       46    14.3%      308       14     4.5%
   Utilities                              323       316        7     2.2%      289       27     9.3%
   Building rent                           72       163      (91)  -55.8%      125       38    30.4%
   Building repairs                       126       117        9     7.7%      114        3     2.6%
   All other                               39        50      (11)  -22.0%       48        2     4.2%
                                      -------   -------   ------   -----   -------   ------   -----
      Total occupancy                   1,689     1,714      (25)   -1.5%    1,553      161    10.4%
                                      -------   -------   ------   -----   -------   ------   -----
Furniture and equipment
   Depreciation                         1,479     1,440       39     2.7%    1,372       68     5.0%
   Computer  / Service Contracts        1,081     1,081       --     0.0%      973      108    11.1%
   ATM and debit card fees                417       258      159    61.6%      247       11     4.5%
   All other                               72        51       21    41.2%       65      (14)  -21.5%
                                      -------   -------   ------   -----   -------   ------   -----
      Total furniture and equipment     3,049     2,830      219     7.7%    2,657      173     6.5%
                                      -------   -------   ------   -----   -------   ------   -----
Other
   Audit and SOX compliance fees          570     1,006     (436)  -43.3%      606      400    66.0%
   Marketing                              624       694      (70)  -10.1%      624       70    11.2%
   Directors fees                         720       577      143    24.8%      604      (27)   -4.5%
   Printing and supplies                  446       371       75    20.2%      431      (60)  -13.9%
   Education and travel                   402       359       43    12.0%      258      101    39.1%
   Postage and freight                    420       434      (14)   -3.2%      400       34     8.5%
   Legal                                  282       221       61    27.6%      198       23    11.6%
   Amortization of deposit premium        278       160      118    73.8%       94       66    70.2%
   Consulting                             174       208      (34)  -16.3%      172       36    20.9%
   All other                            2,114     1,892      222    11.7%    1,739      153     8.8%
                                      -------   -------   ------   -----   -------   ------   -----
      Total other                       6,030     5,922      108     1.8%    5,126      796    15.5%
                                      -------   -------   ------   -----   -------   ------   -----
      TOTAL NONINTEREST EXPENSES      $25,290   $24,120   $1,170     4.9%  $22,884   $1,236     5.4%
                                      =======   =======   ======   =====   =======   ======   =====

Leased employee salaries continue to increase as a result of annual merit increases and the continued growth of the Corporation. In 2006, the Corporation changed its health insurance administrators, and as a result recognized a significant decrease in health insurance related costs when compared to prior years. The 2007 increases were the result of increases in both the cost to provide health care to its employees as well as due to increases in the size of the Corporation.

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

The reasons for the high level of audit and SOX compliance fees in 2006 was the fact that a significant portion of the 2005 year end audit procedures were performed in 2006 coupled with the fact that a large portion of the 2006 year end audit procedures were performed prior to December 31, 2006.

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

The increase in the amortization of deposit premium is related to the October 2006 acquisition of Farwell.

Consulting fees increased in 2006 as a result of the Corporation hiring an outside marketing consultant.

All other expenses include title insurance expenses as well as other miscellaneous expenses. The main reasons for the increases in this line item were related to expenses of approximately $130 incurred to convert the Farwell Division to Isabella Bank and Trust's core banking platform in August of 2007. The other expenses are not individually significant.

FEDERAL INCOME TAXES

Federal income tax expense for 2007 was $1,605 or 16.8% of pre-tax income compared to $1,919 or 21.5% of pre-tax income in 2006 and $1,948 or 22.3% in 2005. The decrease in the 2007 effective rate is a result of a substantial increase in the Corporation's municipal bond portfolio and the tax free income earned on these investments. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note 13, "Federal Income Taxes", in the Notes to the accompanying Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

As shown in the following tables, the Corporation experienced another year of solid asset growth. This growth has been the result of the Corporation's continued growth strategies.

                                                                    December 31
                                                                -------------------
                                                                  2007       2006     $ Change   % Change
                                                                --------   --------   --------   --------
ASSETS
   Cash and cash equivalents                                    $ 25,583   $ 31,359   $(5,776)    -18.42%
   Trading account securities                                     25,064         --    25,064     100.00%
   Securities available for sale                                 213,127    213,450      (323)     -0.15%
   Mortgage loans available for sale                               2,214      2,734      (520)    -19.02%
   Loans                                                         612,687    591,042    21,645       3.66%
   Allowance for loan losses                                      (7,301)    (7,605)      304      -4.00%
   Bank premises and equipment                                    22,516     20,754     1,762       8.49%
   Equity securities without readily determinable fair values      7,353      3,480     3,873     111.29%
   Other assets                                                   56,039     54,913     1,126       2.05%
                                                                --------   --------   -------     ------
         TOTAL ASSETS                                           $957,282   $910,127   $47,155       5.18%
                                                                ========   ========   =======     ======
LIABILITIES AND SHAREHOLDERS' EQUITY
   LIABILITIES
      Deposits                                                  $733,473   $725,840   $ 7,633       1.05%
      Other borrowed funds                                        92,887     58,303    34,584      59.32%
      Escrow funds payable                                         1,912      2,416      (504)    -20.86%
      Accrued interest and other liabilities                       5,930      7,819    (1,889)    -24.16%
                                                                --------   --------   -------     ------
         TOTAL LIABILITIES                                       834,202    794,378    39,824       5.01%
   SHAREHOLDERS' EQUITY                                          123,080    115,749     7,331       6.33%
                                                                --------   --------   -------     ------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $957,282   $910,127   $47,155       5.18%
                                                                ========   ========   =======     ======

A discussion of changes in balance sheet amounts by major categories follows.

TRADING ACCOUNT SECURITIES

As previously mentioned, the Corporation commenced a balance sheet reorganization strategy in 2007 which resulted in a transfer of available-for-sale securities to trading securities. The Corporation's overall intent was to maintain a trading portfolio to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management objectives (See Note 3 of the Consolidated Financial Statements).

Since January 1, 2007, the Corporation has reduced its trading securities by $52,775 primarily as a result of sales, calls, and maturities. Management has used these proceeds to help fund loan growth. Deposits have remained essentially unchanged since December 31, 2006.

In addition to the balance sheet restructuring resulting from the sales of trading securities, as investments securities are sold, called, or matured, IBT implemented a strategy to purchase high quality tax exempt municipal bonds funded by fixed rate Federal Home Loan Bank advances.

INVESTMENT SECURITIES

The primary objective of the Corporation's investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation's overall exposure to changes in interest rates. Securities are currently classified as available-for-sale or trading and are stated at fair value.

The following is a schedule of the carrying value of investment securities available for sale:

                                                     December 31
                                            2007         2006        2005
                                          --------   -----------   --------
Available for sale
   U.S. Government and federal agencies   $ 54,239     $ 69,020    $ 52,913
   States and political subdivisions       130,956      112,754      95,435
   Corporate                                24,300       11,053      13,220
   Mortgage-backed                           3,632       20,623      21,838
                                          --------     --------    --------
      TOTAL                               $213,127     $213,450    $183,406
                                          ========     ========    ========

The following is a schedule of the carrying value of trading securities:

                                          December 31
                                              2007
                                          -----------
Trading Securities
   U.S. Government and federal agencies     $ 4,024
   States and political subdivisions         10,324
   Corporate                                  1,004
   Mortgage-backed                            9,712
                                            -------
      TOTAL                                 $25,064
                                            =======

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

The following is a schedule of maturities of available for sale investment securities (at carrying value) and their weighted average yield as of December 31, 2007. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 34%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Trading securities have been excluded as they are not expected to be held to maturity.

                                                                          Maturing
                                          ------------------------------------------------------------------------
                                                                  After            After Five
                                                               One Year But         Years But
                                          Within One Year   Within Five Years   Within Ten Years   After Ten Years
                                          ---------------   -----------------   ----------------   ---------------
                                           Amount   Yield     Amount   Yield      Amount   Yield    Amount   Yield
                                          -------   -----   --------   ------    -------   -----   -------   -----
Available for Sale
   U.S. Government and federal agencies   $ 3,509    5.04    $20,385    5.48     $30,345    5.53   $    --      --
   States and political subdivisions        4,401    5.74     26,149    5.86      42,526    5.52    57,880    5.87
   Mortgage-backed                             --      --        384    5.20       3,248    37.5        --      --
   Corporate                               12,000    6.10         --      --          --      --    12,300    6.08
                                          -------    ----    -------    ----     -------    ----   -------    ----
TOTAL                                     $19,910    5.83    $46,918    5.69     $76,119    5.52   $70,180    5.91
                                          =======    ====    =======    ====     =======    ====   =======    ====

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

The following table presents the composition of the loan portfolio for the years ended December 31:

                                     2007       2006       2005       2004       2003
                                   --------   --------   --------   --------   --------
Commercial                         $238,306   $212,701   $179,541   $146,152   $129,392
Agricultural                         47,407     47,302     49,424     49,179     52,044
Residential real estate mortgage    297,937    300,650    226,251    227,421    199,455
Installment                          29,037     30,389     28,026     30,143     40,969
                                   --------   --------   --------   --------   --------
                                   $612,687   $591,042   $483,242   $452,895   $421,860
                                   ========   ========   ========   ========   ========

The following table presents the change in the loan categories for the years ended December 31:

                                           2007                  2006                  2005
                                   -------------------   -------------------   -------------------
                                   $ Change   % Change   $ Change   % Change   $ Change   % Change
                                   --------   --------   --------   --------   --------   --------
Commercial                          $25,605     12.0%    $ 33,160     18.5%     $33,389     22.8%
Agricultural                            105      0.2%      (2,122)    -4.3%         245      0.5%
Residential real estate mortgage     (2,713)    -0.9%      74,399     32.9%      (1,170)    -0.5%
Installment                          (1,352)    -4.4%       2,363      8.4%      (2,117)    -7.0%
                                    -------     ----     --------     ----      -------     ----
                                    $21,645      3.7%    $107,800     22.3%     $30,347      6.7%
                                    =======     ====     ========     ====      =======     ====

The following table presents the change in loan categories between December 31, 2006 and December 31, 2005, excluding the loans acquired from Farwell:

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
                                     ========        =======       ========     ========    =======     ====

The growth in commercial loans is a result of the Corporation's efforts to increase the commercial loan portfolio as a percentage of total loans. A significant portion of this growth has been driven by the Corporation's new business development team. Management expects to see continued growth in the commercial loan portfolio in 2008.

Agricultural and residential real estate mortgages loans have remained essentially unchanged since December 31, 2006. Management does anticipate, however, that these groups will increase slightly during 2008.

Excluding the effects of the Farwell acquisition, installment loans have been steadily decreasing over the past few years. This is a result of the increased competition from credit unions and financing offered from other non-financial institutions. Management does expect the current declining trend to continue in the future.

EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

The largest components of equity securities without readily determinable fair values are Federal Home Loan Bank Stock and Federal Reserve Bank Stock. The Corporation has purchased additional shares of stock as a result of the consolidation of the Bank's charter as well as to fulfill stock requirements to borrow additional funds from the Federal Home Loan Bank.

DEPOSITS

The main source of funds for the Corporation is deposits. The deposit portfolio represents various types of non transaction accounts as well as savings accounts and time deposits.

The following table presents the composition of our deposit portfolio as of December 31:

                                        2007       2006       2005
                                      --------   --------   --------
Noninterest bearing demand deposits   $ 84,846   $ 83,902   $ 73,839
Interest bearing demand deposits       105,526    111,406    104,251
Savings deposits                       196,682    178,001    153,397
Certificates of deposit                311,976    320,226    250,246
Brokered certificates of deposit        28,197     27,446      7,076
Internet certificates of deposit         6,246      4,859      3,669
                                      --------   --------   --------
   Total                              $733,473   $725,840   $592,478
                                      ========   ========   ========

The following table presents the change in the deposit categories for the years ended December 31:

                                              2007                 2006                   2005
                                      -------------------   -------------------   -------------------
                                      $ Change   % Change   $ Change   % Change   $ Change   % Change
                                      --------   --------   --------   --------   --------   --------
Noninterest bearing demand deposits    $   944      1.1%    $ 10,063     13.6%     $ 8,103      12.3%
Interest bearing demand deposits        (5,880)    -5.3%       7,155      6.9%       2,889       2.9%
Savings deposits                        18,681     10.5%      24,604     16.0%      (9,119)     -5.6%
Certificates of deposit                 (8,250)    -2.6%      69,980     28.0%      15,984       6.8%
Brokered certificates of deposit           751      2.7%      20,370    287.9%       7,076     100.0%
Internet certificates of deposit         1,387     28.5%       1,190     32.4%       3,669     100.0%
                                       -------     ----     --------    -----      -------     -----
   Total                               $ 7,633      1.1%    $133,362     22.5%     $28,602       5.1%
                                       -------     ----     --------    -----      -------     -----

The following table presents the change in deposit categories for the year ended December 31, 2006, excluding the deposits acquired from The Farwell State Savings Bank:

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
                                        ========        =======       ========     ========   =======     =====

As shown in the preceding tables, the Corporation has observed consistent deposit growth over the past two years. In 2006, much of this growth came in the form of time sensitive deposits, including brokered and internet certificates of deposit. The majority of the 2007 growth was in savings deposits, which includes money market accounts. This change in mix is a direct result of the current interest rate environment. The rates paid on money market accounts have increased significantly during 2007 due to the increased competition for these deposits.

Within the banking industry there is agreement that competition from mutual funds and annuities has had a significant impact on deposit growth. In response, the Corporation now offers mutual funds and annuities to its customers. The Corporation's trust department also offers a variety of financial products in addition to traditional estate services.

The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

                                            2007              2006              2005
                                      ---------------   ---------------   ---------------
                                       Amount    Rate    Amount    Rate    Amount    Rate
                                      --------   ----   --------   ----   --------   ----
Noninterest bearing demand deposits   $ 80,128          $ 73,650          $ 69,610
Interest bearing demand deposits       109,370   1.72%   105,476   1.58%   103,684   0.97%
Savings deposits                       188,323   2.25%   158,327   1.69%   157,238   1.00%
Time deposits                          349,941   4.71%   301,593   4.25%   245,559   3.58%
                                      --------          --------          --------
Total                                 $727,762          $639,046          $576,091
                                      ========          ========          ========

The time remaining until maturity of time certificates and other time deposits of $100 or more at December 31, 2007 was as follows:

Maturity
   Within 3 months         $ 37,363
   Within 3 to 6 months      29,011
   Within 6 to 12 months     25,363
   Over 12 months            40,582
                           --------
      TOTAL                $132,319
                           ========

BORROWED FUNDS

As a result of the Corporation's recent loan growth, desire to increase its investment in high quality tax exempt municipal bonds, and the increased level of competition for deposits, the Corporation has increased its other borrowings significantly over the past year. Management does anticipate that the Corporation will continue to increase its borrowings throughout 2008 (See Note 11 of the Consolidated Financial Statements).

ESCROW FUNDS PAYABLE

The Corporation observed a decrease in escrow funds payable during 2007. This decrease can be attributed to Internal Revenue Code Section ("IRC") 1031 exchange account balances being reinvested by customers of IBT Title and Insurance Agency, Inc. ("IBT Title"). These IRC 1031 accounts allow owners of business or investment property to defer realized gains from the sale of business or investment property if the funds are reinvested in another property. As such, these balances can fluctuate significantly between periods as the funds are reinvested. The Corporation does not anticipate escrow funds payable to fluctuate significantly from current levels in 2008.

ACCRUED INTEREST AND OTHER LIABILITIES

The Corporation observed a significant decline in accrued interest and other liabilities during 2007. This decrease can primarily be attributed to a decrease of $2,890 in the net amount recognized for the Corporation's defined benefit pension plan primarily as a result of the plan curtailment (See Note 18 of the Consolidated Financial Statements).

CAPITAL

The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income / (loss). The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 63,233 shares of common stock generating $2,657 of capital during 2007, and 61,258 shares of common stock generating $2,459 of capital in 2006. The Corporation also offers share based payment awards through its equity compensation plan (See Note 18 of the consolidated financial statements). Pursuant to this plan, the Corporation generated $758 and $470 of capital in 2007 and 2006, respectively. On March 22, 2007 the Board of Directors amended its repurchase plan to allow management to repurchase up to 150,000 shares of the Corporation's common stock. Subsequent to this amendment, the Corporation repurchased 30,620 shares of stock. The Corporation also repurchased 12,600 shares of common stock during the first quarter of 2007 under the plan's previous provisions. During 2007, a total of 43,220 shares were repurchased at an average price of $43.51 per share, without being adjusted for the 10% stock dividend paid February 29,

2008. There were no shares repurchased in 2006 or 2005. Accumulated other comprehensive loss decreased $3,221 and consists of a $417 increase in unrealized gain on available-for-sale investment securities, a $1,907 reduction in unrecognized actuarial losses of the defined benefit pension plan, principally attributable to a plan curtailment in March, 2007, and an $897 implementation adjustment related to the early adoption on January 1, 2007 of FASB Statement No. 159 (See Note 3 of the Consolidated Financial Statements). All of these adjustments are net of tax.

The Federal Reserve Board's current recommended minimum primary capital to assets requirement is 6.0%. The Corporation's primary capital to average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 11.50% at year end 2007. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation's values at December 31, 2007:

Percentage of Capital to Risk Adjusted Assets:

                              IBT Bancorp
                           December 31, 2007
                           -----------------
                           Required   Actual
                           --------   ------
Equity Capital                4.00%   15.81%
Secondary Capital             4.00%    1.20%
                             -----    -----
Total Capital                 8.00%   17.01%
                             =====    =====

IBT Bancorp's secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve also prescribes minimum capital requirements for the Corporation's subsidiary Bank. At December 31, 2007, the Bank exceeded these minimums. For further information regarding the Bank's capital requirements, refer to Note 17 of the Notes to the accompanying Consolidated Financial Statements, "Minimum Regulatory Capital Requirements".

LIQUIDITY

The primary sources of the Corporation's liquidity are cash and cash equivalents, trading securities, and available-for-sale investment securities. These categories totaled $263,774 or 27.6% of assets as of December 31, 2007 as compared to $244,809 or 26.9% in 2006. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments discussed in the accompanying notes to consolidated financial statements. Liquidity varies significantly daily, based on customer activity.

Operating activities provided $60,387 of cash in 2007 as compared to using $1,789 in 2006. Net cash provided by financing activities equaled $38,470 in 2007 and $64,846 in 2006. The Corporation's investing activities used cash amounting to $104,633 in 2007 and $62,533 in 2006. The accumulated effect of the Corporation's operating, investing, and financing activities used $5,776 of cash in 2007 and provided $534 of cash in 2006.

The primary source of funds for the Bank is deposits. The Bank emphasizes interest-bearing time deposits as part of their funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, which reduce the Bank's cost of funds in an effort to expand the customer base.

In recent periods, the Corporation has experienced some competitive challenges in obtaining additional deposits to fuel growth. As depositors continue to have wider access to the Internet and other real-time interest rate monitoring resources, deposit sourcing and pricing has become more competitive. Deposit growth is achievable, but at a competitive price. As a result of this increased competition, the Corporation (as discussed above) has begun to rely more and more on brokered, internet deposits, and other borrowed funds as a key funding source.

In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank. The Bank has over $100,000 of available credit from these secondary sources. The Corporation's liquidity is considered adequate by the management of the Corporation.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. Management also strives to achieve reasonable stability in the net interest margin through periods of changing interest rates. One tool used by management to measure interest rate sensitivity is gap analysis. As shown in the following table, the gap analysis depicts the Corporation's position for specific time periods and the cumulative gap as a percentage of total assets.

Investment securities and other investments are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $612,687 in total loans, $90,687 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,960 that are included in the 0 to 3 month time frame.

Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management's analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2007, the Corporation had $75,297 more liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

INTEREST RATE SENSITIVITY

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2007. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates verses stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

                                                0 to 3     4 to 12    1 to 5     Over 5
                                                Months     Months      Years     Years
                                               --------   --------   --------   --------
Interest Sensitive Assets
   Trading securities                          $ 25,064   $     --   $     --   $     --
   Investment securities                         34,580     40,370     43,480     94,697
   Loans                                        126,723     88,411    335,360     58,037
                                               --------   --------   --------   --------
      TOTAL                                    $186,367   $128,781   $378,840   $152,734
                                               ========   ========   ========   ========
Interest Sensitive Liabilities
   Borrowed funds                              $ 24,387   $  6,000   $ 47,500   $ 15,000
   Time deposits                                 73,266    154,784    118,232        137
   Savings                                       63,017     25,715    107,950         --
   Interest bearing demand                       39,332      3,944     62,250         --
                                               --------   --------   --------   --------
      TOTAL                                    $200,002   $190,443   $335,932   $ 15,137
                                               ========   ========   ========   ========
Cumulative gap (deficiency)                    $(13,635)  $(75,297)  $(32,389)  $105,208
Cumulative gap (deficiency) as a % of assets      (1.43)%    (7.87)%    (3.39)%    11.00%

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2007. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                              Due in
                                              ---------------------------------------
                                               1 Year    1 to 5     Over 5
                                              or Less     Years     Years      Total
                                              -------   --------   -------   --------
Commercial and agricultural                   $65,822   $189,964   $29,927   $285,713
                                              =======   ========   =======   ========
Interest Sensitivity
   Loans maturing after one year that have:
      Fixed interest rates                              $172,200   $28,530
      Variable interest rates                             17,764     1,397
                                                        --------   -------
         TOTAL                                          $189,964   $29,927
                                                        ========   =======

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has no significant foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and does not utilize interest rate swaps or derivatives, except for interest rate locks, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation's interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. The cash flow of such borrowers and ability to service debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef, and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower's available cash flow to service their debt.

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

The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation's interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation's assets are invested in loans and investment securities with issuer call options. Loans have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation's cash flows from these assets. A significant portion of the Corporation's securities are callable. The call option is more likely to be exercised in a period of decreasing interest rates. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2007 the Corporation's net interest income would increase during a period of decreasing interest rates.

The following tables provide information about the Corporation's assets and liabilities that are sensitive to changes in interest rates as of December 31, 2007 and 2006. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows.

                                                                   December 31, 2007                              Fair Value
                                       ------------------------------------------------------------------------   ----------
(dollars in thousands)                   2008       2009      2010      2011      2012    Thereafter     Total     12/31/07
                                       --------   -------   -------   -------   -------   ----------   --------   ----------
Rate sensitive assets
   Other interest bearing assets       $  1,457   $    --   $    --   $    --   $    --    $    --     $  1,457    $  1,457
      Average interest rates               3.21%       --        --        --        --         --         3.21%
   Trading securities                  $  9,342   $ 2,213   $ 3,269   $ 2,750   $ 2,820    $ 4,670     $ 25,064    $ 25,064
      Average interest rates               4.86%     4.86%     4.20%     4.34%     3.50%      6.98%        4.96%
   Fixed interest rate securities      $ 74,950   $24,122   $ 8,450   $ 8,082   $ 2,826    $94,697     $213,127    $213,127
      Average interest rates               5.54%     4.98%     4.57%     3.99%     4.13%      3.94%        4.65%
   Fixed interest rate loans           $124,447   $99,132   $98,275   $78,152   $63,957    $58,037     $522,000    $523,454
      Average interest rates               6.72%     6.65%     6.87%     7.25%     7.28%      6.50%        6.86%
   Variable interest rate loans        $ 41,596   $14,613   $18,792   $ 4,796   $ 6,435    $ 4,455     $ 90,687    $ 90,687
      Average interest rates               7.94%     7.67%     7.66%     7.52%     7.31%      7.56%        7.75%

Rate sensitive liabilities
   Borrowed funds                      $ 30,387   $ 6,500   $24,000   $    --   $17,000    $15,000     $ 92,887    $ 91,897
      Average interest rates               4.77%     4.34%     4.69%       --      4.19%      4.73%        4.61%
   Savings and NOW accounts            $132,008   $71,320   $69,183   $23,972   $ 5,725    $    --     $302,208    $302,208
      Average interest rates               2.61%     1.15%     0.62%     0.59%     0.86%      0.00%        1.62%
   Fixed interest rate time deposits   $226,090   $33,477   $42,835   $23,067   $18,853    $   137     $344,459    $346,528
      Average interest rates               4.61%     4.42%     4.53%     4.81%     4.63%      4.40%        4.60%
   Variable interest rate time
      deposits                         $  1,375   $   585   $    --   $    --   $    --    $    --     $  1,960    $  1,960
      Average interest rates               4.09%     4.10%       --        --        --         --         4.09%

                                                                    December 31, 2006                                Fair Value
                                       ---------------------------------------------------------------------------   ----------
                                         2007       2008       2009      2010      2011    Thereafter      Total      12/31/06
                                       --------   --------   -------   -------   -------   ----------   ----------   ----------
Rate sensitive assets
   Other interest bearing assets       $  2,992   $     --   $    --   $    --   $    --   $    --      $   2,992     $  2,992
      Average interest rates               4.63%        --        --        --        --        --           4.63%
   Fixed interest rate securities      $ 76,761   $ 48,239   $21,380   $15,064   $12,983   $39,023      $ 213,450     $213,450
      Average interest rates               3.87%      4.41%     4.14%     4.04%     3.75%     3.88%          4.03%
   Fixed interest rate loans           $108,771   $100,331   $95,442   $75,359   $74,773   $37,267      $ 491,943     $494,209
      Average interest rates               6.45%      6.41%     6.47%     6.55%     7.17%     6.25%          6.56%
   Variable interest rate loans        $ 66,850   $ 12,598   $13,118   $ 4,301   $ 1,425   $   807      $  99,099     $ 99,099
      Average interest rates               5.93%      8.81%     8.63%     8.76%     8.26%     9.21%          6.84%

Rate sensitive liabilities
   Borrowed funds                      $ 23,489   $  6,058   $ 8,500   $ 8,256   $    --   $12,000      $  58,303     $ 58,390
      Average interest rates               5.01%      4.78%     4.88%     5.10%       --      4.85%          4.95%
   Savings and NOW accounts            $114,322   $ 78,084   $68,816   $22,601   $ 5,584   $    --      $ 289,407     $289,407
      Average interest rates               3.14%      1.37%     0.70%     0.73%     0.92%       --           1.85%
   Fixed interest rate time deposits   $231,238   $ 43,789   $22,518   $31,822   $16,433   $   531      $ 346,331     $346,395
      Average interest rates               4.63%      4.21%     4.17%     4.47%     4.79%     5.27%          4.54%
   Variable interest rate time
      deposits                         $  5,771   $    424   $     5   $    --   $    --   $    --      $   6,200     $  6,200
      Average interest rates               4.16%      4.28%     4.34%       --        --        --           4.17%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the registrant accompanied by the report of our independent registered public accounting firm are set forth on pages 34 through 71 of this report:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets
     Consolidated Statements of Changes in Shareholders' Equity
     Consolidated Statements of Income
     Consolidated Statements of Comprehensive Income
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations are set forth under the table headed "Summary of Selected Financial Data" under Item 6 on 12 of this report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
IBT Bancorp, Inc.
Mt. Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of IBT BANCORP, INC. as of December 31, 2007 and 2006, and the related consolidated statements of changes in shareholders' equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited IBT BANCORP, INC'S internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). IBT BANCORP, INC.'S management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the IBT BANCORP, INC.'S internal control over financial reporting, based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Notes 3 and 18 to the consolidated financial statements, effective January 1, 2007 the Corporation elected the early adoption of Statements of Financial Accounting Standards (SFAS) No.'s 159, The Fair Value Option for Financial Assets and Financial Liabilities, and 157, Fair Value Measurements, and effective December 31, 2006 changed its method of accounting for defined benefit pension and other postretirement plans in accordance with SFAS No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IBT BANCORP, INC. as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion IBT BANCORP, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                                                             REHMANN ROBSON P.C.

Saginaw, Michigan
February 29, 2008

                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 December 31
                                                             -------------------
                                                               2007       2006
                                                             --------   --------
ASSETS
Cash and demand deposits due from banks                      $ 25,583   $ 31,359
Trading securities                                             25,064         --
Investment securities available for sale (amortized
   cost of $212,285 in 2007 and $214,600 in 2006)             213,127    213,450
Mortgage loans available for sale                               2,214      2,734
Net loans
   Loans                                                      612,687    591,042
   Less allowance for loan losses                               7,301      7,605
                                                             --------   --------
         TOTAL NET LOANS                                      605,386    583,437
Premises and equipment                                         22,516     20,754
Corporate-owned life insurance policies                        13,195     12,763
Accrued interest receivable                                     5,948      5,765
Acquisition intangibles and goodwill, net                      27,010     27,288
Equity securities without readily determinable fair values      7,353      3,480
Other assets                                                    9,886      9,097
                                                             --------   --------
         TOTAL ASSETS                                        $957,282   $910,127
                                                             ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest bearing                                    $ 84,846   $ 83,902
      NOW accounts                                            105,526    111,406
      Certificates of deposit and other savings               410,782    388,176
      Certificates of deposit over $100,000                   132,319    142,356
                                                             --------   --------
         TOTAL DEPOSITS                                       733,473    725,840
Other borrowed funds ($7,523 at fair value in 2007)            92,887     58,303
Escrow funds payable                                            1,912      2,416
Accrued interest and other liabilities                          5,930      7,819
                                                             --------   --------
         TOTAL LIABILITIES                                    834,202    794,378
                                                             --------   --------
Shareholders' Equity
Common stock -- no par value 10,000,000 shares authorized;
   outstanding--6,364,120 in 2007 (6,335,861 in 2006)         116,319    114,785
   Retained earnings                                            7,027      4,451
   Accumulated other comprehensive loss                          (266)    (3,487)
                                                             --------   --------
      TOTAL SHAREHOLDERS' EQUITY                              123,080    115,749
                                                             --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $957,282   $910,127
                                                             ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                      Year Ended December 31
                                                               ------------------------------------
                                                                  2007         2006         2005
                                                               ----------   ----------   ----------
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
   Balance at beginning of year                                 6,335,861    4,974,715    4,896,412
   Common stock dividends                                              --      497,299           --
   Issuance of common stock                                        71,479       66,372       78,303
   Shares issued in exchange for bank acquisition                      --      797,475           --
   Common stock repurchased                                       (43,220)          --           --
                                                               ----------   ----------   ----------
      BALANCE END OF YEAR                                       6,364,120    6,335,861    4,974,715
                                                               ==========   ==========   ==========
COMMON STOCK
   Balance at beginning of year                                $  114,785   $   72,296   $   66,908
   Common stock dividends                                              --       20,887           --
   Transfer                                                            --      (12,000)          --
   Issuance of common stock                                         2,657       33,132        2,684
   Share-based payment awards under equity compensation plan          758          470        2,704
   Common stock repurchased                                        (1,881)          --           --
                                                               ----------   ----------   ----------
      BALANCE END OF YEAR                                         116,319      114,785       72,296
RETAINED EARNINGS
   Balance at beginning of year                                     4,451       10,112        6,590
   Cumulative adjustment to initially apply the fair
      value option of FASB Statement No. 159, net of tax           (1,050)
   Net income                                                       7,930        7,001        6,776
   Common stock dividends                                              --      (20,887)          --
   Transfer                                                            --       12,000           --
   Cash dividends ($0.62 per share in 2007,
      $0.58 per share in 2006, $0.55 per share in 2005)            (4,304)      (3,775)      (3,254)
                                                               ----------   ----------   ----------
      BALANCE END OF YEAR                                           7,027        4,451       10,112
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                    (3,487)      (1,506)        (904)
   Cumulative adjustment to initially apply the fair value
      option of FASB Statement No. 159, net of tax                    897
   Cumulative adjustment to intially apply
      FASB Statement No. 158, net of tax                               --       (2,728)          --
   Other comprehensive income (loss)                                2,324          747         (602)
                                                               ----------   ----------   ----------
      BALANCE END OF YEAR                                            (266)      (3,487)      (1,506)
                                                               ----------   ----------   ----------
      TOTAL SHAREHOLDERS' EQUITY END OF YEAR                   $  123,080   $  115,749   $   80,902
                                                               ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                               ---------------------------
                                                                 2007      2006      2005
                                                               -------   -------   -------
INTEREST INCOME
   Loans, including fees                                       $43,808   $36,575   $30,682
   Investment securities
      Taxable                                                    3,751     4,948     3,487
      Nontaxable                                                 3,657     2,797     2,398
   Trading account securities                                    2,097        --        --
   Federal funds sold and other                                    659       389       315
                                                               -------   -------   -------
         TOTAL INTEREST INCOME                                  53,972    44,709    36,882
INTEREST EXPENSE
   Deposits                                                     22,605    17,164    11,374
   Borrowings                                                    3,354     2,568     1,599
                                                               -------   -------   -------
         TOTAL INTEREST EXPENSE                                 25,959    19,732    12,973
                                                               -------   -------   -------
         NET INTEREST INCOME                                    28,013    24,977    23,909
Provision for loan losses                                        1,211       682       777
                                                               -------   -------   -------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    26,802    24,295    23,132
NONINTEREST INCOME
   Service charges and fees                                      5,894     5,490     4,928
   Title insurance revenue                                       2,192     2,389     2,351
   Gain on sale of mortgage loans                                  209       207       270
   Net gain on trading securities                                  460        --        --
   Other                                                         1,207     1,012       927
                                                               -------   -------   -------
         TOTAL NONINTEREST INCOME                                9,962     9,098     8,476
NONINTEREST EXPENSES
   Compensation and benefits                                    15,618    13,869    13,548
   Occupancy                                                     1,766     1,730     1,553
   Furniture and equipment                                       3,297     2,868     2,657
   Other                                                         6,548     6,006     5,126
                                                               -------   -------   -------
         TOTAL NONINTEREST EXPENSES                             27,229    24,473    22,884
         INCOME BEFORE FEDERAL INCOME TAXES                      9,535     8,920     8,724
Federal income taxes                                             1,605     1,919     1,948
                                                               -------   -------   -------
         NET INCOME                                            $ 7,930   $ 7,001   $ 6,776
                                                               =======   =======   =======
EARNINGS PER SHARE
   Basic                                                       $  1.14   $  1.12   $  1.14
                                                               =======   =======   =======
   Diluted                                                     $  1.11   $  1.08   $  1.14
                                                               =======   =======   =======

The accompanying notes are an integral part of these consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)

                                                                 Year Ending December 31
                                                               --------------------------
                                                                 2007     2006      2005
                                                               -------   ------   -------
NET INCOME                                                     $ 7,930   $7,001   $ 6,776
                                                               -------   ------   -------
   Unrealized holding gains (losses) on available-for-sale
      securities:
      Unrealized gains (losses) arising during period              614    1,020    (2,749)
      Reclassification adjustment for net realized losses
         (gains) included in net income                             19      112        (2)
                                                               -------   ------   -------
      Net unrealized gains (losses)                                633    1,132    (2,751)
         Tax effect                                               (216)    (385)      935
                                                               -------   ------   -------
            Unrealized gains (losses), net of tax                  417      747    (1,816)
                                                               -------   ------   -------
      Reduction of unrecognized pension cost, primarily as a
         result of plan curtailment                              2,890       --        --
         Tax effect                                               (983)      --        --
                                                               -------   ------   -------
      Net gain on defined benefit pension plan                   1,907       --        --
                                                               -------   ------   -------
   Reduction in unrecognized actuarial loss of defined
      benefit pension plan                                          --       --     1,839
      Tax effect                                                    --       --      (625)
                                                               -------   ------   -------
         Reduction in unrecognized actuarial loss of defined
            benefit pension plan                                    --       --     1,214
                                                               -------   ------   -------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                    2,324      747      (602)
                                                               -------   ------   -------
   COMPREHENSIVE INCOME                                        $10,254   $7,748   $ 6,174
                                                               =======   ======   =======

The accompanying notes are an integral part of these consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                                      Year Ended December 31
                                                                                 -------------------------------
                                                                                    2007       2006       2005
                                                                                 ---------   --------   --------
OPERATING ACTIVITIES
Net income                                                                       $   7,930   $  7,001   $  6,776
Reconciliation of net income to cash provided by (used in) operations:
   Provision for loan losses                                                         1,211        682        777
   Provision for foreclosed asset losses                                               109         --         --
   Depreciation                                                                      1,960      1,852      1,735
   Net amortization of investment securities                                           216        705        957
   Realized loss (gain) on sale of investment securities                                19        112         (2)
   Unrealized gains on trading securities                                             (460)        --         --
   Unrealized losses on borrowings measured at their fair market value                  66         --         --
   Amortization and impairment of mortgage servicing rights                            201        184        140
   Earnings on corporate owned life insurance policies                                (432)      (404)      (365)
   Amortization of acquisition intangibles                                             278        160         94
   Deferred income taxes                                                               301        274        263
   Share-based payment awards                                                          758        470      2,704
   Net changes in operating assets and liabilities which provided (used) cash:
      Trading securities                                                            53,235         --         --
      Loans held for sale                                                              520     (1,990)     1,595
      Accrued interest receivable                                                     (183)      (626)      (471)
      Other assets                                                                  (4,667)    (1,424)    (1,787)
      Escrow funds payable                                                            (504)    (7,407)     8,098
      Accrued interest and other liabilities                                          (171)    (1,378)    (2,406)
                                                                                 ---------   --------   --------
         NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        60,387     (1,789)    18,108
INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                                  54,997     57,577     31,962
      Purchases                                                                   (132,115)   (70,140)   (57,044)
   Activity in held to maturity securities
      Maturities, calls, and sales                                                      --         --        523
   Loan principal originations, net                                                (24,455)   (44,805)   (31,597)
   Proceeds from sales of foreclosed assets                                            662        524      1,272
   Purchases of premises and equipment                                              (3,722)    (2,467)    (2,374)
   Acquisition of Farwell State Savings Bank, net of cash acquired                      --     (2,713)        --
   Purchase of corporate owned life insurance policies                                  --       (499)        --
                                                                                 ---------   --------   --------
         NET CASH USED IN INVESTING ACTIVITIES                                    (104,633)   (62,523)   (57,258)
FINANCING ACTIVITIES
   Net increase (decrease) in noninterest bearing deposits                             944       (409)     8,103
   Net increase in interest bearing deposits                                         6,689     60,433     20,499
   Net increase in other borrowed funds                                             34,365      6,138     21,183
   Cash dividends paid on common stock                                              (4,304)    (3,775)    (3,254)
   Proceeds from the issuance of common stock                                        2,657      2,459      2,684
   Common stock repurchased                                                         (1,881)        --         --
                                                                                 ---------   --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                  38,470     64,846     49,215
                                                                                 ---------   --------   --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (5,776)       534     10,065
Cash and cash equivalents at beginning of year                                      31,359     30,825     20,760
                                                                                 ---------   --------   --------
         CASH AND CASH EQUIVALENTS AT END OF YEAR                                $  25,583   $ 31,359   $ 30,825
                                                                                 =========   ========   ========
Supplemental cash flows information:
   Interest paid                                                                 $  25,872   $ 19,392   $ 12,814
   Federal income taxes paid                                                         1,776      1,516      1,000
   Transfer of loans to foreclosed assets                                            1,295        433        928

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of IBT Bancorp, Inc. (the "Corporation"), a financial services holding company, and its wholly owned subsidiaries, Isabella Bank and Trust, IBT Title and Insurance Agency, Inc., Financial Group Information Services, and its majority owned subsidiaries, IBT Personnel, LLC (79%), and IB&T Employee Leasing, LLC (79%). All intercompany balances and accounts have been eliminated in consolidation.

NATURE OF OPERATIONS: IBT Bancorp, Inc. is a financial services holding company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiary, Isabella Bank and Trust, offers banking services through 24 locations, 24-hour banking services locally and nationally through shared automatic teller machines, 24- hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank's principal markets. The Corporation's results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

In April 2007, the Corporation consolidated the charters of FSB Bank and Isabella Bank and Trust. The consolidation into a single charter helped to further reduce operating expenses through the elimination of duplications in memberships, licensing, service contracts, compliance, computer platforms, and computer processing. The legal reorganization had no significant effect on the Corporation's consolidated financial statements (See "Note 23 - Operating Segments").

On January 1, 2008, the Corporation acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly-owned subsidiary of GCFC, merged with and into the Bank. As of December 31, 2007 GCFC had assets of $107,986.
(See "Note 24 - Subsequent Events").

IBT Title and Insurance Agency, Inc. (IBT Title) does business under the names Isabella County Abstract and Title, Mecosta County Abstract and Title, IBT Title Clare, Benchmark Title of Greenville, Milltown Title, and Pere Marquette Abstract and Title Agency, LLC. IBT Title provides title insurance and abstract searches, and closes real estate loans.

Financial Group Information Services provides information technology services to IBT Bancorp and its subsidiaries.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of goodwill and intangible assets, determinations of assumptions in accounting for the defined benefit pension plans, and other post-retirement liabilities. In connection with the determination of the allowance for loan losses and the carrying value of foreclosed real estate, management obtains independent appraisals for significant properties.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Corporation's activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate or are made to finance agricultural production. Other than these types of loans, there is no significant concentration to any other industry or customer.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and other deposit accounts, all of which have original maturity dates within ninety days. Generally, federal funds sold are for a one day period. The Corporation maintains deposit accounts in various financial institutions which generally exceed federally insured limits or are not insured.

TRADING SECURITIES: Effective January 1, 2007, in conjunction with the early adoption of the fair value option of SFAS No. 159 (Note 3), the Corporation engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with unrealized changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

AVAILABLE-FOR-SALE INVESTMENT SECURITIES: Securities classified as "available-for-sale" are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-then-temporary impairment losses impairments exist, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

For loans that are placed on non-accrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

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

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

LOANS HELD FOR SALE: Mortgage loans originated and intended for sale in the secondary market are carried at fair value as determined by aggregating outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained by the Bank. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including held for sale mortgage loans, as described above, and participation loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been isolated from the Bank, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets and 3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

SERVICING: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. The Corporation has no purchased servicing rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

LOANS ACQUIRED THROUGH TRANSFER: American Institute of Certified Public Accountants' Statement of Position (SOP) 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition, and should not be recorded at acquisition. It applies to any loan acquired in a transfer that shows evidence of credit quality deterioration since it was originated. The effect on results of operations and financial position of the Corporation's acquisition of the allowance for loan losses carried over from Farwell State Savings Bank ("Farwell") (see Note 2) was not material in 2006 due to the limited number of troubled loans held by Farwell.

FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less costs to sell.

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

EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are restricted securities of $6,253 in 2007 and $3,480 in 2006. Restricted securities include stock of the Federal Reserve Bank and the Federal Home Loan Bank, which are carried at cost and have no contractual maturity.

STOCK COMPENSATION PLANS: In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation costs relating to share-based payment transactions be recognized in the financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) applies to new awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation expense is based on the fair value of the awards, which is generally the market price of the stock on the measurement date and is recognized ratably over the service period of the award.

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

To date, no compensation expense has been required to be recognized in the Corporation's financial statements to accrue for the mortality and related costs of maintaining the life insurance policies in effect during the covered officers' postretirement periods.

Emerging Issues Task Force ("EITF") Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ratified by the FASB in September, 2006, requires that policyholders recognize a liability for any postretirement benefits provided through the Corporation's program. As of December 31, 2007, the nature and amount of benefits promised by the Corporation to the covered employees is estimated to be $1,561, net of tax. An accrued liability will begin to be recorded by the Corporation effective January 1, 2008 to recognize the initial and ongoing costs of maintaining these policies.

ACQUISITION INTANGIBLES AND GOODWILL: Isabella Bank and Trust previously acquired branch facilities and related deposits in a business combination accounted for as a purchase. During October 2006, Isabella Bank acquired Farwell State Savings Bank ("Farwell") resulting in identified core deposit intangibles and goodwill (see Note 2). The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Such core deposit intangibles are included in other assets and are being amortized on the straight line basis over nine years. Core deposit intangibles arising from the acquisition of Farwell are being amortized on a 10 year sum-of-year's digits amortization schedule. Goodwill is included in other assets and is not amortized but is evaluated for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value.

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

ADVERTISING COSTS: Advertising costs are expensed as incurred (see Note 12).

EARNINGS PER COMMON SHARE: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation's Deferred Director fee plan (see Note 18).

Earnings per common share have been computed based on the following:

                                                                 December 31
                                                      ---------------------------------
                                                         2007        2006        2005
                                                      ---------   ---------   ---------
Average number of common shares outstanding*          6,973,508   6,269,465   5,958,657
Effect of shares in the Deferred Director fee plan*     197,055     181,280          --
                                                      ---------   ---------   ---------
Average number of common shares outstanding used to
   calculate diluted earnings per common share        7,170,563   6,450,745   5,958,657
                                                      =========   =========   =========

*    As adjusted for the 10% stock dividend paid February 29, 2008 (Note 24)

RECLASSIFICATIONS: Certain amounts reported in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the 2007 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Interpretation No. 48 (" FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On January 1, 2007, the Corporation adopted FIN 48. The adoption of this standard had no significant impact on the Corporation's consolidated financial statements.

In September 2006, Emerging Issues Task Force ("EITF") Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, ratified by the FASB, states that a policyholder should consider certain additional amounts included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. This issue was effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-5 did not have an impact on the Corporation's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 Accounting for Certain Hybrid Instruments, which allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The issuance of Statement No. 155 provides the following: 1.) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; 2.) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; 3.) Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and 4.) Amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year beginning after September 15, 2006. The Corporation adopted SFAS No.155 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In March 2006 the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which affects the accounting for servicing rights, which includes mortgage servicing rights and those associated with other types of financial assets transferred in securitizations such as auto loans, student loans, credit cards, commercial real estate and equipment financing. Specifically, Statement No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For subsequent accounting for servicing assets and liabilities, entities would choose either to amortize and recognize over a period of estimated net servicing income or net servicing loss (currently required under Statement No. 140) or remeasure at fair value at each subsequent reporting date. The choice to measure at fair value would make it easier to account for hedges of servicing rights, which currently are difficult to apply under Statement No. 133. Statement No. 156 is effective for all servicing assets or liabilities acquired or assumed after the beginning of the first fiscal year beginning after September 15, 2006. In addition, an entity may elect to apply fair value measurement to existing servicing rights upon adoption. The Corporation adopted SFAS No.156 on January 1, 2007 and it did not have a material impact on the Corporation's consolidated financial statements.

In September of 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement, was ratified by the FASB. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. IBT Bancorp has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the consolidated balance sheets. The carrying value was $13,195 at December 31, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation is required to apply EITF Issue No. 06-4 beginning January 1, 2008, and while it is currently evaluating the effect the implementation of EITF Issue No. 06-4 will have on the consolidated financial statements, management expects to recognize an initial liability of approximately $1,561, net of tax, with periodic policy maintenance costs not material in any one year.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 unless SFAS No. 159 is adopted, in which SFAS No. 157 would need to be adopted concurrently. The results of the adoption of this standard are disclosed in Note 3.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements on a contract-by-contract election, with changes in fair value to be recognized in earnings as those changes occur. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007, with an option to early adopt effective January 1, 2007. After review of the standard, the Corporation has early adopted the standard. The impact of the adoption of this statement is presented in Note 3.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB
108. The adoption of this standard did not have a material effect on the Corporation's consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R (SFAS No 141R) Accounting for Business Combinations. The objective of SFAS 141-R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest acquired, in its financial statements. The acquirer must also recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase, and determine what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141-R is effective January 1, 2009 and is expected to have a significant impact on the Corporation's accounting for business combinations closing on or after January 1, 2009.

In December, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements. The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS No. 160 is effective January 1, 2009 and is not expected to have a significant impact on the Corporation's consolidated financial position and results of operations.

On February 14, 2008, the Financial Accounting Standards Board issued Staff Position FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. This FSP amends FASB Statement No. 157, Fair Value Measurements, to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations, or No. 141 (revised 2007), Business Combinations, regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of Statement No. 157. An enterprise that applied Statement No. 157 in a manner consistent with the provisions of this FSB would continue to apply the provisions of this FSP from the date of the initial adoption of Statement No. 157. However, an enterprise that did not apply Statement No. 157 in a manner consistent with the provisions of this FSP shall retrospectively apply the provisions in this FSP to the date of the initial adoption of Statement No. 157. FAS 157-1 did not have a significant impact on the Corporation's consolidated financial statements.

On February 20, 2008, the Financial Accounting Standards Board issued Staff Position FAS 140 - 3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions. The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under Statement No. 140. However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under Statement No. 140. This FSP shall be effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. FAS 140-3 is not expected to have a significant impact on the Corporation's consolidated financial statements.

NOTE 2 - BUSINESS COMBINATION

On October 3, 2006, the Bank acquired 100 percent of Farwell State Savings Bank (Farwell). As a result of this acquisition, Farwell merged with and into the Bank. Under the terms of the merger agreement, each share of Farwell common stock was automatically converted into the right to receive 3.0382 shares of IBT common stock and $29.00 in cash. As a result of this acquisition, the Corporation issued 797,475 shares of IBT Bancorp, Inc. common stock valued at $30,448 and paid a total of $7,612 in cash to Farwell shareholders. Included in the purchase price was $382 of transaction costs. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for transaction costs resulted in a total purchase cost of $38,442. The acquisition of Farwell has increased the overall market share for IBT Bancorp in furtherance of the Bank's strategic plan to pursue certain acquisitions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

                                                             Fair Value
                                                           Adjustments of
                                                            Nonintangible     Fair Value
                                             Farwell         Net Assets     of Net Assets
                                         October 3, 2006      Acquired         Acquired
                                         ---------------   --------------   -------------
ASSETS

   Cash and cash equivelants                 $ 5,281           $  --           $ 5,281
   Securities available for sale              17,166              --            17,166
   Loans, net                                 63,874            (470)           63,404
   Bank premises and equipment                   307             600               907
   Other assets                                2,416              15             2,431
                                             -------           -----           -------
      TOTAL ASSETS ACQUIRED                   89,044             145            89,189
                                             -------           -----           -------

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Deposits                                   73,731            (393)           73,338
   Accrued interest and other liabilities      1,114              --             1,114
                                             -------           -----           -------
      TOTAL LIABILITIES ASSUMED               74,845            (393)           74,452
                                             -------           -----           -------
            NET ASSETS ACQUIRED              $14,199           $ 538            14,737
                                             =======           =====           =======
Core deposit intangible                                                          1,442
Goodwill                                                                        22,263
                                                                               -------
         TOTAL CONSIDERATION PAID                                              $38,442
                                                                               =======

The fair value adjustments are being amortized over two years using the straight line amortization method. The core deposit intangible is being amortized using a 10 year sum-of-the-years' digits amortization schedule. Goodwill, which is not amortized, is tested for impairment at least annually. As the acquisition was considered a stock transaction, goodwill is not deductible for federal income tax purposes.

The 2007 and 2006 consolidated statements of income include operating results of Farwell since the date of acquisition.

The unaudited pro forma information presented in the following table has been prepared based on IBT Bancorp's historical results combined with Farwell. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future and have not been adjusted for the 10% stock dividend paid February 29, 2008:

                              Year Ended
                              December 31
                           -----------------
                             2006      2005
                           -------   -------
Net interest income        $27,499   $27,371
                           =======   =======
Net income                 $ 8,023   $ 8,288
                           =======   =======
Basic earnings per share   $  1.28   $  1.33
                           =======   =======

NOTE 3 - FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, the Corporation may elect to measure many financial instruments and certain other assets and liabilities at fair value ("fair value option" - FVO). The fair value measurement option is not allowable for deposit or withdrawable on demand liabilities. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if the Corporation has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as of January 1, 2007. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. Although SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and would have been required to be adopted by IBT Bancorp in the first quarter of fiscal 2008, IBT Bancorp elected to early adopt SFAS No. 159 effective January 1, 2007, the impact of which is detailed in the table below.

As shown in the following table, the Corporation elected to transfer $77,839 of its $213,450 available-for-sale securities investment portfolio to trading status to facilitate more active trading of these securities. In determining which available-for-sale securities to transfer, the Corporation considered interest rates, duration, marketability, and balance sheet management strategies. The securities transferred included obligations of US Government Agencies, variable rate Federal National Mortgage Association and Federal Home Loan Mortgage Corporation mortgage backed securities, taxable municipal bonds, and a limited number of tax exempt bonds. During 2007, the Corporation sold $47,334 of trading securities and purchased $7,654 of trading securities. During the year ended December 31, 2007, the Corporation had $14,914 of calls and maturities in its trading portfolio. The Corporation's goal is to maintain an overall trading securities position to approximately 2.0% to 3.0% of total assets. Management believes this level to be the optimum amount needed to provide liquidity and interest margin protection.

The Corporation also elected to report $7,256 of long-term, relatively high interest rate, Federal Home Loan Bank advances at their fair value upon the early adoption of SFAS No. 159 to provide a hedge against significant movement in interest rates. These advances had an outstanding principal balance of $7,225 as of December 31, 2007. During 2007, there were no changes in borrowings measured at fair value. During the year, the Corporation recognized losses of $66 as a result of changes in the fair market value of these borrowings.

                                                     Balance Sheet       Net Gain /      Balance Sheet
                                                   1/1/2007 Prior to    (Loss) Upon     1/1/2007 After
                                                    Early Adoption     Early Adoption   Early Adoption
                                                       of FVO              of FVO            of FVO
                                                   -----------------   --------------   --------------
Investment securities                                   $79,198           $(1,359)         $77,839
FHLB borrowings included in other borrowed funds         (7,256)             (232)          (7,488)
                                                                          -------
   Pretax cumulative loss effect of early
   adoption of the fair value option                                       (1,591)
Increase in deferred tax asset                                                541
Cumulative loss effect of early adoption of the
   fair value option (charged as a reduction to                           -------
   retained earnings as of January 1, 2007)                               $(1,050)
                                                                          =======


In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. As the Corporation has elected early adoption of SFAS No. 159, it has also early adopted SFAS No. 157, as required by SFAS No. 159.

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

The adoption of SFAS No. 159 resulted in a cumulative effect adjustment, net of tax, in the amount of $1,050 as a reduction to retained earnings. Of this amount, $897 was essentially a reclassification within shareholders equity of net unrealized losses on investments from accumulated other comprehensive loss directly to retained earnings. The new standard resulted in the recognition of a net pretax gain of $460 on trading activities which were offset by $66 of losses related to changes in the fair value of borrowings measured at their fair value for the year ended December 31, 2007 in the Consolidated Statements of Income.

Level 1 instruments are those assets for which the identical item is traded on an active exchange, such as publicly-traded instruments. The majority of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Corporation values the assets and liabilities based on observable market data for similar instruments. The Corporation has no instruments that meet the definition of Level 3, which is unobservable inputs.

                                                                                  Changes in Fair Value for the Year Ended
                                                                                December 31, 2007 for Items Measured at Fair
                                                Fair Value Measurements at         Value Pursuant to Election of the Fair
                                                  December 31, 2007 Using                       Value Option
                                              ------------------------------   ---------------------------------------------
                                                Quoted Prices    Significant
                                                 in Active          Other                              Total Changes in Fair
                                Fair Value       Markets for      Observable    Trading      Other      Values Included in
                               Measurements   Identical Assets      Inputs     Gains and   Gains and      Current Period
Description                     12/31/2007        (Level 1)       (Level 2)     (Losses)    (Losses)         Earnings
-----------                    ------------   ----------------   -----------   ---------   ---------   ---------------------
RECURRING ITEMS
   Trading securities            $ 25,064          $   --          $ 25,064       $460       $  --             $ 460
   Investment securities
      available for sale          213,127           3,984           209,143         --          --                --
   Mortgage loans
      available for sale            2,214              --             2,214         --          --                --
   Other borrowed funds             7,523              --             7,523         --         (66)              (66)
NONRECURRING ITEMS
   Mortgage servicing rights        2,198              --             2,198         --          (5)               (5)
   Other real estate owned          1,376              --             1,376         --        (109)             (109)

During 2007, in accordance with the provisions of SFAS No. 156, mortgage servicing rights with a carrying amount of $2,203 were written down to their fair value of $2,198, resulting in an impairment charge of $5. This adjustment was included in earnings for 2007.

During 2007, in accordance with the provisions of SFAS No. 144, other real estate owned with a carrying amount of $1,485 was written down to its fair value of $1,376, resulting in an impairment charge of $109. This adjustment was included in earnings for 2007.

NOTE 4 - TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at December 31, 2007:

Trading Securities
   Government-sponsored enterprises    $ 4,024
   States and political subdivisions    10,324
   Corporate                             1,004
   Mortgage-backed                       9,712
                                       -------
      TOTAL TRADING SECURITIES         $25,064
                                       =======

During 2007, the Corporation sold $47,334 of trading securities. The net gain on trading securities, which includes mark-to-market adjustments, totaled $460 in 2007, of which $246 relates to securities that were held in the Corporation's trading portfolio as of December 31, 2007. There were no trading securities held by the Corporation in 2006 or 2005.

NOTE 5 - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows as of December 31:

                                                            2007
                                       ----------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized     Fair
Securities Available-for-Sale             Cost        Gains        Losses      Value
-----------------------------          ---------   ----------   ----------   --------
U.S. Government and federal agencies    $  3,983     $   75        $ --      $  4,058
Government-sponsored enterprises          49,631        556           6        50,181
States and political subdivisions        130,772        611         427       130,956
Corporate                                 24,300         --          --        24,300
Mortgage-backed                            3,599         33          --         3,632
                                        --------     ------        ----      --------
   TOTAL                                $212,285     $1,275        $433      $213,127
                                        ========     ======        ====      ========

                                                            2006
                                       ----------------------------------------------
                                                      Gross        Gross
                                       Amortized   Unrealized   Unrealized     Fair
Securities Available-for-Sale             Cost        Gains        Losses      Value
-----------------------------          ---------   ----------   ----------   --------
U.S. Government and federal agencies    $  7,014      $ --        $   94     $  6,920
Government-sponsored enterprises          62,472        54           426       62,100
States and political subdivisions        112,966       434           646      112,754
Corporate                                 11,089         1            37       11,053
Mortgage-backed                           21,059        25           461       20,623
                                        --------      ----        ------     --------
   TOTAL                                $214,600      $514        $1,664     $213,450
                                        ========      ====        ======     ========

The Corporation had pledged investments in the following amounts as of December 31:

                                              2007      2006
                                            -------   -------
Pledged for public deposits and for other
   purposes necessary or requried by law    $26,289   $24,990
Pledged to secure repurchase agreements      16,072     6,500
                                            -------   -------
   TOTAL                                    $42,361   $31,490
                                            =======   =======

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2007 are as follows:

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.

                                  Available for Sale
                                 ---------------------
                                 A mortized     Fair
                                    Cost        Value
                                 ----------   --------
Within 1 year                     $ 19,885    $ 19,910
Over 1 year through 5 years         45,996      46,534
After 5 years through 10 years      72,477      72,871
Over 10 years                       70,328      70,180
                                   208,686     209,495
Mortgage-backed securities           3,599       3,632
                                  --------    --------
                                  $212,285    $213,127
                                  ========    ========

Because of their variable payments, mortgage-backed securities are not reported by a specific maturity group.

A summary of the activity related to the sale of available-for-sale securities during the years ended December 31 is as follows:

                                 2007      2006     2005
                                ------   -------   ------
Proceeds from sales of
   securities                   $5,396   $15,257   $4,588
                                ======   =======   ======
Gross realized gains            $   12   $    --   $    9
Gross realized losses              (31)     (112)      (7)
                                ------   -------   ------
Net realized (losses) gains     $  (19)  $  (112)  $    2
                                ======   =======   ======
Applicable income tax benefit   $    6   $    38   $   --
                                ======   =======   ======

Information pertaining to securities with gross unrealized losses at December 31, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

                                                           December 31, 2007
                                      -----------------------------------------------------------
                                      Less Than Twelve Months    Over Twelve Months
                                      -----------------------   --------------------
                                         Gross                    Gross                   Total
                                       Unrealized      Fair     Unrealized     Fair    Unrealized
Securities Available-for-Sale            Losses       Value       Losses      Value      Losses
-----------------------------         ------------   --------   ----------   -------   ----------
Government-sponsored enterprises          $  6        $   994      $ --      $    --      $  6
States and political subdivisions          276         32,309       151       17,065       427
                                          ----        -------      ----      -------      ----
Total securities available-for-sale       $282        $33,303      $151      $17,065      $433
                                          ====        =======      ====      =======      ====

                                                           December 31, 2006
                                      -----------------------------------------------------------
                                      Less Than Twelve Months    Over Twelve Months
                                      -----------------------   --------------------
                                         Gross                    Gross                   Total
                                       Unrealized      Fair     Unrealized     Fair    Unrealized
Securities Available-for-Sale            Losses       Value       Losses      Value      Losses
-----------------------------         ------------   --------   ----------   -------   ----------
Government-sponsored enterprises          $ --        $    --     $   94     $ 6,920     $   94
U.S. Government and federal agency          12         15,592        414      30,482        426
States and political subdivisions           80         20,688        566      40,472        646
Corporate                                    6          4,994         31       2,472         37
Mortgage-backed                              3          1,960        458      16,431        461
                                          ----        -------     ------     -------     ------
Total securities available-for-sale       $101        $43,234     $1,563     $96,777     $1,664
                                          ====        =======     ======     =======     ======

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, or more frequently when economic for market concerns warrant such evaluation. Consideration is given to (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Corporation to retains its investments in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts' reports. As the Corporation has the ability to hold debt securities until maturity, or for the foreseeable future, no declines are deemed to be other-than-temporary.

The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as bonds approach their maturity date or repricing date, or if market yields for such securities decline. Accordingly, as of December 31, 2007 and 2006, management believes the impairments detailed above are not other-than-temporary and, as such, no impairment loss has been realized in the Corporation's consolidated income statements.

NOTE 6 - LOANS

The Bank grants commercial, agricultural, consumer and residential loans to customers situated primarily in Isabella, Gratiot, Mecosta, Southwestern Midland, Western Saginaw, Northern Montcalm and Southern Clare counties in mid-Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, and general economic conditions of this region. Substantially all of the consumer and residential mortgage loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets and personal guarantees; a portion of loans are unsecured.

A summary of the major classifications of loans is as follows:

                                                    DECEMBER 31
                                                -------------------
                                                  2007       2006
                                                --------   --------
Mortgage loans on real estate
   Residential 1-4 family                       $227,304   $225,612
   Commercial                                    158,982    142,464
   Agricultural                                   19,951     29,223
   Construction                                   15,060     24,412
   Second mortgages                               36,393     30,815
   Equity lines of credit                         19,180     19,811
                                                --------   --------
      Total mortgage loans                       476,870    472,337
Commercial and agricultural loans
   Commercial                                     79,324     70,237
   Agricultural production                        27,456     18,079
                                                --------   --------
      Total commercial and agricultural loans    106,780     88,316
Consumer installment loans                        29,037     30,389
Total loans                                      612,687    591,042
   Less: Allowance for loan losses                 7,301      7,605
                                                --------   --------
         LOANS, NET                             $605,386   $583,437
                                                ========   ========

A summary of changes in the allowance for loan losses follows:

                                 Year Ended December 31
                               --------------------------
                                 2007      2006     2005
                               -------   -------   ------
Balance at beginning of year   $ 7,605   $ 6,899   $6,444
Allowance of acquired bank          --       726       --
Loans charged off               (2,146)   (1,149)    (643)
Recoveries                         631       447      321
Provision charged to income      1,211       682      777
                               -------   -------   ------
Balance at end of year         $ 7,301   $ 7,605   $6,899
                               =======   =======   ======

The following is a summary of information pertaining to impaired loans at December 31:

                                                 2007     2006
                                                ------   ------
Impaired loans with a valuation allowance
   (equal to total impaired loans)              $3,779   $3,928
Total impaired loans accruing interest          $1,292   $1,059
Valuation allowance related to impaired loans   $  703   $  594
Total nonaccrual loans                          $4,156   $3,444
Accruing loans past due 90 days or more         $1,727   $1,185
Average investment in impaired loans            $3,768   $3,043
Total restructured loans                        $  685   $  697

Interest income recognized on impaired loans was not significant during any of the three years ended December 31, 2007. No additional funds are committed to be advanced in connection with impaired loans.

NOTE 7 - SERVICING

Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $255,839, $255,577, and $256,358 at December 31, 2007, 2006, and 2005 respectively; such loans are not included in the accompanying consolidated balance sheets. The fair value of servicing rights was determined using a discount rate of 9.2%, prepayment speeds ranging from 6.0% to 24.3%, depending upon the stratification of the specific right and a weighted average default rate of 0.0%. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.

The following table summarizes the changes in each year of the carrying value of mortgage servicing rights included in other assets as of December 31:

                                          2007      2006      2005
                                        -------   -------   -------
Balance at beginning of year            $ 2,155   $ 2,125   $ 2,046
Mortgage servicing rights capitalized     2,869     2,655     2,520
Accumulated amortization                 (2,785)   (2,589)   (2,429)
Impairment valuation allowance              (41)      (36)      (12)
                                        -------   -------   -------
   BALANCE AT END OF YEAR               $ 2,198   $ 2,155   $ 2,125
                                        =======   =======   =======
Impairment increases (reductions)       $     5   $    24   $   (10)
                                        =======   =======   =======

NOTE 8 - PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

                                   2007      2006
                                 -------   -------
Land                             $ 3,997   $ 3,089
Buildings and improvements        16,067    15,235
Furniture and equipment           23,226    21,501
                                 -------   -------
Total                             43,290    39,825
Less: Accumulated depreciation    20,774    19,071
                                 -------   -------
   PREMISES AND EQUIPMENT, NET   $22,516   $20,754
                                 =======   =======

Depreciation expense amounted to $1,960, $1,852 and $1,735 in 2007, 2006, and 2005, respectively.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the year is as follows:

                                             2007      2006
                                           -------   -------
Balance January 1                          $25,889   $ 3,136
Goodwill assigned to Farwell acquisition        --    22,263
Other acquisitions                              --       490
                                           -------   -------
   BALANCE AT DECEMBER 31                  $25,889   $25,889
                                           =======   =======

Acquired intangible assets at year end were as follows:

                                                          2007
                                         ---------------------------------------
                                            Gross                        Net
                                         Intangible    Accumulated   Intangible
                                           Assets     Amortization      Assets
                                         ----------   ------------   -----------
Amortizable intangible assets:
   Core deposit premium resulting from
      the Farwell acquisition in 2006      $1,442        $  321        $1,121
   Core deposit premium resulting from
   previous acquisitions                    2,451         2,451            --
                                           ------        ------        ------
      TOTAL                                $3,893        $2,772        $1,121
                                           ======        ======        ======

                                                          2006
                                         ---------------------------------------
                                            Gross                        Net
                                         Intangible    Accumulated   Intangible
                                           Assets     Amortization      Assets
                                         ----------   ------------   -----------
Amortizable intangible assets:
   Core deposit premium resulting from
      the Farwell acquisition in 2006      $1,442        $   66        $1,376
   Core deposit premium resulting from
   previous acqupisitions                   2,451         2,428            23
                                           ------        ------        ------
      TOTAL                                $3,893        $2,494        $1,399
                                           ======        ======        ======

Amortization expense associated with identified intangible assets was $278, $160, and $94 in 2007, 2006, and 2005, respectively.

Estimated amortization expense associated with identifiable intangibles for each of the next five years is as follows:

Year         Amount
----         ------
2008         $  229
2009            203
2010            177
2011            151
2012            125
Thereafter      236
             ------
             $1,121
             ======

NOTE 10 - DEPOSITS

Scheduled maturities of time deposits for the years succeeding December 31, 2007 are as follows:

Year          Amount
----         --------
2008         $227,465
2009           34,062
2010           42,835
2011           23,067
2012           18,853
Thereafter        137
             --------
             $346,419
             ========

Interest expense on time deposits greater than $100 was $6,649 in 2007, $5,195 in 2006, and $2,751 in 2005.

NOTE 11 - BORROWED FUNDS

Borrowed funds consist of the following obligations at December 31:

                                                   2007      2006
                                                 -------   -------
Federal Home Loan Bank advances                  $66,023   $50,756
Federal Funds purchased                           15,883     6,765
Securities sold under agreements to repurchase
   without stated maturity dates                     981       724
Securities sold under agreements to repurchase
   with stated maturity dates                     10,000        --
Unsecured note payable                                --        58
                                                 -------   -------
                                                 $92,887   $58,303
                                                 =======   =======

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Bank.

The maturity and weighted average interest rates of FHLB advances are as follows at December 31:

                                          2007             2006
                                     --------------   --------------
                                      Amount   Rate    Amount   Rate
                                     -------   ----   -------   ----
Fixed rate advances due 2007         $    --     --   $16,000   4.79%
Fixed rate advances due 2008           6,131   4.79%    6,000   4.79%
Fixed rate advances due 2009          11,500   4.95%    8,500   4.88%
Fixed rate advances due 2010          18,392   5.08%    5,256   5.17%
One year putable advance due 2010      3,000   4.98%    3,000   4.98%
One year putable advances due 2012    15,000   4.10%       --     --
Fixed rate advances due 2012           2,000   4.90%    2,000   4.90%
Fixed rate advances due 2015          10,000   4.84%   10,000   4.84%
                                     -------   ----   -------   ----
                                     $66,023   4.76%  $50,756   4.87%
                                     =======   ====   =======   ====

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of $16,072 and $6,500 at December 31, 2007 and 2006, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to pledge additional collateral based on the fair value of the underlying securities.

The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31, 2007:

                                  Amount   Rate
                                 -------   ----
Repurchase agreements due 2010   $ 5,000   4.00%
Repurchase agreements due 2013     5,000   4.51%
                                 -------   ----
                                 $10,000   4.26%
                                 =======   ====

The Corporation had no securities sold under agreements to repurchase with stated maturity dates in 2006.

NOTE 12 - OTHER NON-INTEREST EXPENSES

A summary of expenses included in Other Noninterest Expenses are as follows for the year ended December 31:

                                       2007     2006     2005
                                      ------   ------   ------
Director fees                         $  796   $  584   $  604
Marketing and advertising                642      697      624
Audit and SOX compliance fees            583    1,010      606
Other, not individually significant    4,527    3,715    3,292
                                      ------   ------   ------
                                      $6,548   $6,006   $5,126
                                      ======   ======   ======

NOTE 13 - FEDERAL INCOME TAXES

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

                           2007     2006     2005
                          ------   ------   ------
Currently payable         $1,304   $1,645   $1,685
Deferred                     301      274      263
                          ------   ------   ------
   FEDERAL INCOME TAXES   $1,605   $1,919   $1,948
                          ======   ======   ======

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the year ended December 31:

                                       2007      2006      2005
                                     -------   -------   -------
Income taxes at 34% statutory rate   $ 3,242   $ 3,033   $ 2,966
Effect of nontaxble income            (1,782)   (1,239)   (1,100)
Effect of nondeductible expenses         145       125        82
                                     -------   -------   -------
   FEDERAL INCOME TAXES              $ 1,605   $ 1,919   $ 1,948
                                     =======   =======   =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities, included in other assets, are as follows as of December 31:

                                                         2007     2006
                                                        ------   ------
DEFERRED TAX ASSETS
Allowance for loan losses                               $1,658   $1,728
Deferred directors' fees                                 1,803    1,359
Employee benefit plans                                      33      307
Core deposit premium and acquisition expenses              116       --
Net unrealizd losses on trading securities                 119       --
Net unrecognized actuarial loss on pension plan            424    1,405
Net unrealized loss on available-for-sale securities        --      392
Other                                                      209       78
                                                        ------   ------
   TOTAL DEFERRED TAX ASSETS                             4,362    5,269
                                                        ------   ------
DEFERRED TAX LIABILITIES
Prepaid pension asset                                      899      794
Premises and equipment                                     606      638
Accretion on securities                                     47       66
Core deposit premium and acquisition expenses              315      157
Net unrealized gains on available-for-sale securities      286       --
Other                                                      194      178
                                                        ------   ------
   TOTAL DEFERRED TAX LIABILITIES                        2,347    1,833
                                                        ------   ------
      NET DEFERRED TAX ASSETS                           $2,015   $3,436
                                                        ======   ======

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return, in order for those tax provisions to be recognized in the Corporation's financial statements. During 2007, the Corporation adopted the provisions of FIN No. 48. The adoption had no effect on the Corporation's financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by taxing authorities for years before 2004. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation does not have any amounts accrued for interest and penalties at December 31, 2007 and is not aware of any claims for such amounts by federal income tax authorities.

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES

CREDIT-RELATED FINANCIAL INSTRUMENTS

The Corporation is party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instrument.

                                              CONTRACT AMOUNT
                                             -----------------
                                               2007      2006
                                             -------   -------
Unfunded commitments under lines of credit   $87,969   $85,077
Commercial and standby letters of credit       4,405     4,079

The Corporation's exposure to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

The Corporation considers standby letters of credit to be guarantees. These commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other income producing assets. Guarantees that are not derivative contracts have been recorded on the Corporation's consolidated balance sheet at their fair values at inception.

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

Outstanding derivative loan commitments expose the Corporation to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of undesignated interest rate lock commitments was $311and $532 at December 31, 2007 and 2006, respectively.

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

The Corporation expects that these forward loan sale commitments will experience changes in fair value opposite to change in fair value of derivate loan commitments. The notional amount of undesignated forward loan sale commitments was $2,525 and $3,266 at December 31, 2007 and 2006, respectively.

The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in the accompanying consolidated financial statements.

NOTE 16 - COMMITMENTS AND OTHER MATTERS

Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2007 and 2006, the reserve balances amounted to $370 and $979, respectively.

Isabella Bank and Trust sponsors the IBT Foundation (the "Foundation"), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank and Trust. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Isabella Bank and Trust Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of IBT Bancorp, Inc. No donations were made to the Foundation by Isabella Bank and Trust during the years ended December 31, 2007, 2006 and 2005. The assets of the Foundation as of December 31, 2007 and 2006 were $1,069 and $1,318, respectively.

Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2007, substantially all of the Bank's assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to capital surplus. At January 1, 2007, the amount available for dividends without regulatory approval was approximately $7,192.

The Bank has obtained approval to borrow up to $100,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Bank may obtain advances at the stated rate at the time of the borrowings. The Bank has agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings. The Corporation also has a $10,000 line of credit with LaSalle Bank that the Corporation has agreed to pledge stock for any advances.

NOTE 17 - MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Bank and the Federal Deposit Insurance Corporation (The Regulators). Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by The Regulators that if undertaken, could have a material effect on the Corporation's and Bank's financial statements. Under The Regulators' capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that include quantitative measures of their assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. The Bank's capital amounts and classifications are also subject to qualitative judgments by The Regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notifications from The Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Bank's categories. The Corporation's and each Bank's actual capital amounts (in thousands) and ratios are also presented in the table.

                                                                                      Minimum
                                                                                    To Be Well
                                                                   Minimum       Capitalized Under
                                                                   Capital       Prompt Corrective
                                                Actual           Requirement     Action Provisions
                                            ----------------   ---------------   -----------------
                                             Amount    Ratio    Amount   Ratio     Amount   Ratio
                                            --------   -----   -------   -----    -------   -----
DECEMBER 31, 2007
   Total capital to risk weighted assets
      Isabella Bank & Trust                 $ 75,769   12.7%   $47,705    8.0%    $59,632   10.0%
      Consolidated                           103,436   17.0     48,636    8.0         N/A    N/A
   Tier 1 capital to risk weighted assets
      Isabella Bank & Trust                   68,468   11.5     23,853    4.0      35,779    6.0
      Consolidated                            96,135   15.8     24,318    4.0         N/A    N/A
   Tier 1 capital to average assets
      Isabella Bank & Trust                   68,468    7.7     35,723    4.0      44,654    5.0
      Consolidated                            96,135   10.7     35,936    4.0         N/A    N/A

DECEMBER 31, 2006
   Total capital to risk weighted assets
      Isabella Bank & Trust                 $ 51,484   12.2%   $33,748    8.0%    $42,185   10.0%
      FSB Bank                                30,660   20.4     12,025    8.0      15,032   10.0
      Consolidated                            96,792   16.6     46,552    8.0         N/A    N/A
   Tier 1 capital to risk weighted assets
      Isabella Bank & Trust                   46,917   11.1     16,874    4.0      25,311    6.0
      FSB Bank                                28,767   19.1      6,013    4.0       9,019    6.0
      Consolidated                            89,514   15.4     23,276    4.0         N/A    N/A
   Tier 1 capital to average assets
      Isabella Bank & Trust                   46,917    7.5     25,146    4.0      31,432    5.0
      FSB Bank                                28,767   12.3      9,337    4.0      11,672    5.0
      Consolidated                            89,514   11.6     30,926    4.0         N/A    N/A

NOTE 18 - BENEFIT PLANS

DEFINED BENEFIT PENSION PLAN

The Corporation has a non-contributory defined benefit pension plan covering substantially all of its employees. In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment, which was recognized in the first quarter of 2007, suspended the current participant's accrued benefits as of March 1, 2007 and limited participation in the plan to eligible employees as of December 31, 2006. As a result of the curtailment, the Corporation changed its method of accounting for the plan to be in accordance with SFAS No. 88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Due to the curtailment, future salary increases will not be considered and the benefits are based on years of service and the employees' five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. As a result of the curtailment, the Corporation does not anticipate contributing to the plan in the future.

The curtailment resulted in a reduction of $2,939 in the projected benefit obligation, which served to reduce unrecognized net actuarial loss of $2,939, a component of accumulated other comprehensive loss.

Subsequent to the decision to curtail the defined benefit plan, the Corporation decided to increase the contributions to the Corporation's 401(k) plan effective January 1, 2007 (see "Other Employee Benefit Plans")

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the amount recognized on the Corporation's consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

                                                 2007      2006
                                               -------   -------
Change in benefit obligation
   Benefit obligation, January 1               $10,996   $ 9,557
   Service cost                                    109       593
   Interest cost                                   489       607
   Actuarial loss                                   51       724
   Benefits paid, including plan expenses         (500)     (485)
   Plan curtailment                             (2,939)       --
                                               -------   -------
      BENEFIT OBLIGATION, DECEMBER 31            8,206    10,996
                                               -------   -------
Change in plan assets
   Fair value of plan assets, January 1          9,199     7,609
   Investment return                               558       947
   Corporation contribution                        350     1,128
   Benefits paid, including plan expenses         (500)     (485)
                                               -------   -------
      FAIR VALUE OF PLAN ASSETS, DECEMBER 31     9,607     9,199
                                               -------   -------
FUNDED STATUS (DEFICIENCY) AT DECEMBER 31      $ 1,401   $(1,797)
                                               =======   =======

                                                                     2007      2006
                                                                   -------   -------
Change in prepaid (accrued) pension benefit costs
Prepaid (accrued) benefit cost at January 1                        $(1,797)  $ 2,148
Contributions to the plan                                              350     1,128
Net periodic benefit cost for the year                                  (2)     (939)
Plan curtailment loss                                                  (40)       --
Net change in unrecognized actuarial loss and prior service cost     2,890    (4,134)
                                                                   -------   -------
PREPAID (ACCRUED) PENSION BENEFIT COST AT DECEMBER 31              $ 1,401   $(1,797)
                                                                   =======   =======

During 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158") and in accordance therewith reflected the under funded status of the plan in its consolidated balance sheet at December 31, 2006. Prospectively, the Corporation will adjust the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income (loss).

The adoption of SFAS No. 158 had no effect on the Corporation's consolidated statement of operations for the year ended December 31, 2006, and it will not affect the Corporation's operating results in future periods.

The incremental effects of applying FASB Statement No. 158 on individual line items in the consolidated statement of financial position as of the December 31, 2006 implementation date are as follows:

                                                       Before       SFAS No. 158       After
                                                   Application of    Application   Application of
                                                    SFAS No. 158     Adjustments    SFAS No. 158
                                                   --------------   ------------   --------------
(Prepaid) accrued liability for pension benefits      $ (2,337)       $ 4,134         $  1,797
Deferred income tax assets                               2,030          1,406            3,436
Total liabilities                                      792,581          1,797          794,378
Accumulated other comprehensive loss                      (759)        (2,728)          (3,487)
Total shareholders' equity                             118,477         (2,728)         115,749

Amounts recognized in accumulated other comprehensive loss consist of:

                                                               December 31
                                                       ---------------------------
                                                         2007      2006      2005
                                                       -------   -------   -------
Reduction of unrecognized pension cost, primarily
   as a result of plan curtailment                     $ 2,890   $    --   $    --
      Tax effect                                          (983)       --        --
                                                       -------   -------   -------
         Net of tax amount                               1,907        --        --
                                                       -------   -------   -------
Additional minimum pension liability                        --        --    (1,839)
      Tax effect                                            --        --       625
                                                       -------   -------   -------
         Net of tax amount                                  --        --    (1,214)
                                                       -------   -------   -------
Adjustment to initially apply FASB Statement No. 158        --    (4,134)       --
      Tax effect                                            --     1,406        --
                                                       -------   -------   -------
         Net of tax amount                                  --    (2,728)       --
                                                       -------   -------   -------
            TOTAL                                      $ 1,907   $(2,728)  $(1,214)
                                                       =======   =======   =======

The accumulated benefit obligation was $8,206 and $8,072 at December 31, 2007 and 2006, respectively. The $4,134 adjustment to initially apply SFAS No. 158 in 2006 consisted primarily of previously unrecognized net actuarial losses.

An adjustment to the additional minimum pension liability in the amount of $1,839 was recorded as of December 31, 2005, which resulted in a reduction to other comprehensive loss.

The components of net periodic benefit cost and other pension related amounts recognized in other comprehensive income (loss) are as follows for the years ended December 31:

NET PERIODIC BENEFIT COST                          2007    2006    2005
                                                  -----   -----   -----
Service cost on benefits earned for
   services rendered during the year              $ 109   $ 637   $ 558
Interest cost on projected benefit obligation       489     607     540
Expected return on plan assets                     (628)   (555)   (463)
Amortization of unrecognized prior service cost      --      18      18
Amortization of unrecognized actuarial net loss      32     232     201
                                                  -----   -----   -----
NET PERIODIC BENEFIT COST                         $   2   $ 939   $ 854
                                                  =====   =====   =====

                                                        2007    2006    2005
                                                       ------   ----   ------
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS
   RECOGNIZED IN OTHER COMPREHENSIVE INCOME (LOSS)
Net reduction of unrecognized pension cost
   as a result of plan curtailment, net of tax         $1,907    $--   $   --
Adjustment to record the additional minimum pension
   liability, net of tax                                   --     --    1,214
                                                       ------    ---   ------
TOTAL RECOGNIZED IN OTHER COMPREHENSIVE INCOME         $1,907    $--   $1,214
                                                       ======    ===   ======

Accumulated other comprehensive loss at December 31, 2007 includes net actuarial losses of $1,244, of which $18 is expected to be amortized during the year ending December 31, 2008.

Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

                                          2007   2006   2005
                                          ----   ----   ----
Weighted average discount rate            6.44%  6.00%  6.25%
Rate of increase in future compensation    N/A   4.50%  4.50%
Expected long-term rate of return         7.00%  7.50%  7.50%

The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

                                           2007   2006   2005
                                           ----   ----   ----
Discount rate                              6.44%  6.00%  6.25%
Rate of compensation increase               N/A   4.50%  4.50%
Expected long-term return on plan assets   7.00%  7.00%  7.50%

The expected long term rate of return is an estimate of anticipated future long term rates of return on the Corporation's plan assets as measured on a market value basis. Factors considered in arriving at this assumption include:

     -    Historical longer term rates of return for broad asset classes.

     -    Actual past rates of return achieved by the plan.

     -    The general mix of assets held by the plan.

     -    The stated investment policy for the plan.

The selected rate of return is net of anticipated investment related expenses.

The Corporation's actual pension plan weighted-average asset allocations by asset category are as follows at December 31:

Asset Category       2007     2006
--------------      ------   ------
Money market           4.0%   100.0%
Equity securities     38.0%      --
Debt securities       58.0%      --
                    ------   ------
   Total            100.00%  100.00%
                    ======   ======

As of December 31, 2007, the plan held $371 (4.0% of total plan assets) of funds in a money market account with Isabella Bank and Trust. The remaining funds are invested in two mutual funds managed by its investment advisors. These funds had $3,695 in equity investments and $5,541 in debt securities as of December 31, 2007.

As a result of the Corporation changing investment advisors as of year end 2006, all of the plan's assets were invested in money market accounts as of December 31, 2006. These funds were substantially re-invested by January 15, 2007.

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

The Corporation does not expect to make contributions to the pension plan in 2008.

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows for the next ten years:

Year                        Amount
----                        ------
2008                        $  346
2009                           350
2010                           374
2011                           392
2012                           444
Years 2013 - 2017 (total)    3,165

OTHER EMPLOYEE BENEFIT PLANS

The Corporation maintains a nonqualified supplementary employee retirement plan
(SERP) for qualified officers to provide supplemental retirement benefits to each participant. Expenses related to this program for 2007, 2006, and 2005 were $202, $97, and $85, respectively, and are being recognized over the participants' expected years of service. As a result of curtailing IBT Bancorp's defined benefit plan in March 2007, the Corporation established an additional SERP to maintain the benefit levels for all employees that were at least forty years old and had at least 15 years of service. The cost to provide this benefit was $120 for 2007.

The Corporation maintains a non-leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Contributions to the plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Expenses related to the plans for 2007, 2006, and 2005 was $115, $13, and $11, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2007, 2006, and 2005 were 149,154 , 161,762, and 159,987, respectively, were included in the computation of dividends and earnings per share in each of the respective years and have not been adjusted for the 10% stock dividend paid February 29, 2008.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered family. Medical claims are subject to a lifetime maximum of $5,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation's experience. Expenses were $1,804 in 2007, $1,316 in 2006 and $1,650 in 2005.

The Corporation offers dividend reinvestment, and employee and director stock purchase plans. The dividend reinvestment plan allows shareholders to purchase previously unissued IBT Bancorp common shares. The stock purchase plan allows employees and directors to purchase IBT Bancorp common stock through payroll deduction. The number of shares reserved for issuance under these plans are 280,000, with 38,850 shares unissued at December 31, 2007, as adjusted for the 10% stock dividend paid February 29, 2008. During 2007, 2006 and 2005, 63,233 shares were issued for $2,657, 61,258 shares were issued for $2,459, and 58,019 shares were issued for $2,180, respectively, in cash pursuant to these plans, exclusive of the effects of the 10% stock dividend paid February 29, 2008.

401(K) PLAN

The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Corporation began making matching contributions equal to 25% of the first 3% of an employee's compensation contributed to the plan in 2005. Employees are 0% vested through their first two years of employment and are 100% vested after 6 years of service.

As a result of the curtailment of the defined benefit plan noted above, the Corporation decided to increase the contributions to the Corporation's 401(k) plan effective January 1, 2007. The enhancement includes an automatic 3.0% contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee's compensation contributed to the Plan during the year. For the year ended December 31, 2007 and 2006, expenses attributable to the Plan were $439 and $47, respectively.

The Corporation's 401(k) plan was amended in November 2007. Pursuant to this amendment, the Corporation combined its ESOP and 401(k) plans. As of December 31, 2007, the ESOP funds are in the process of being transferred into the 401(k) plan. This transfer will be complete on April 1, 2008.

EQUITY COMPENSATION PLAN

Pursuant to the terms of the Deferred Director fee plan, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's Dividend Reinvestment Plan. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of 2007 and 2006, respectively, 198,939 and 188,116 shares were to be issued under the plan, as adjusted for the 10% stock dividend paid on February 29, 2008 pursuant to an existing antidilution provision required by the plan.

NOTE 19 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income (loss) as well as unrealized gains and losses, net of tax, on available-for-sale investment securities owned and changes (beginning in 2007) in the funded status of the Corporation's defined benefit pension plan, which are excluded from net income. Unrealized investment securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders' equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of comprehensive income for each of the years ended December 31, 2007, 2006, and 2005.

The following is a summary of the components compromising the balance of accumulated other comprehensive loss reported on the consolidated balance sheets as of December 31 (presented net of tax):

                                                   2007     2006
                                                  -----   -------
Unrealized gains (losses) on available-for-sale
   investment securities                          $ 555   $  (759)
Unrecognized pension costs                         (821)   (2,728)
                                                  -----   -------
   ACCUMULATED OTHER COMPREHENSIVE LOSS           $(266)  $(3,487)
                                                  =====   =======

NOTE 20 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following:

                      2007      2006
                    -------   --------
Beginning balance   $10,749   $  9,679
New loans             8,720     12,521
Repayments           (9,008)   (11,451)
                    -------   --------
Ending Balance      $10,461   $ 10,749
                    =======   ========

Total deposits of these principal officers and directors and their affiliates amounted to $10,526 and $10,467 at December 31, 2007 and 2006, respectively. In addition, IBT Bancorp's defined benefit plan and the Employee Stock Ownership Plan (Note 18) held deposits with the Bank aggregating $370 and $928, and $4,000 and $862, respectively, at December 31, 2007 and 2006.

NOTE 21 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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

LOANS RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g. , real estate mortgage, agricultural, commercial, and installment) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of declines, if any, in the credit quality of borrowers since the loans were originated. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowings arrangements.

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

The following sets forth the estimated fair value and recorded carrying values of the Corporation's financial instruments as of December 31:

                                                    2007                    2006
                                           ---------------------   ---------------------
                                            Estimated   Carrying    Estimated   Carrying
                                           Fair Value     Value    Fair Value     Value
                                           ----------   --------   ----------   --------
ASSETS
Cash and demand deposits due from banks     $ 25,583    $ 25,583    $ 31,359    $ 31,359
Trading securities                            25,064      25,064          --          --
Investment securities available for sale     213,127     213,127     213,450     213,450
Mortgage loans available for sale              2,228       2,214       2,765       2,734
Net loans                                    606,840     605,386     585,703     583,437
Accrued interest receivable                    5,948       5,948       5,765       5,765
Mortgage servicing rights                      2,198       2,198       2,155       2,155
LIABILITIES
Deposits with no stated maturities           387,054     387,054     373,309     373,309
Deposits with stated maturities              348,488     346,419     352,595     352,531
Borrowed funds                                91,897      92,887      58,390      58,303
Accrued interest payable                       1,284       1,284       1,197       1,197

NOTE 22 - PARENT COMPANY ONLY FINANCIAL INFORMATION (UNAUDITED)

                                               December 31
                                           -------------------
CONDENSED BALANCE SHEETS                     2007       2006
------------------------                   --------   --------
ASSETS
Cash on deposit at subsidiary Bank         $ 14,265   $  4,075
Securities available for sale                 2,210      2,534
Investments in subsidiaries                  77,486     83,801
Premises and equipment                        3,637      3,094
Other assets                                 26,309     25,258
                                           --------   --------
      TOTAL ASSETS                         $123,907   $118,762
                                           ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Other liabilities                          $    827   $  3,013
Shareholders' equity                        123,080    115,749
                                           --------   --------
   TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                               $123,907   $118,762
                                           ========   ========

                                                                     Year Ended December 31
                                                                   -------------------------
CONDENSED STATEMENTS OF INCOME                                       2007     2006     2005
------------------------------                                     -------   ------   ------
Income
   Dividends from subsidiaries                                     $15,975   $4,025   $7,275
   Interest income                                                     177      305      182
   Management fee and other                                          1,517    1,280    1,384
                                                                   -------   ------   ------
      TOTAL INCOME                                                  17,669    5,610    8,841
Expenses                                                             3,890    3,872    2,808
                                                                   -------   ------   ------
   Income before income tax benefit and equity in undistributed
      earnings of subsidiaries                                      13,779    1,738    6,033
   Federal income tax benefit                                          773      825      478
                                                                   -------   ------   ------
                                                                    14,552    2,563    6,511
(Distributions in excess) undistributed earnings of subsidiaries    (6,622)   4,438      265
                                                                   -------   ------   ------
         NET INCOME                                                $ 7,930   $7,001   $6,776
                                                                   =======   ======   ======

                                                                     Year Ended December 31
                                                                   ---------------------------
CONDENSED STATEMENTS OF CASH FLOWS                                   2007      2006      2005
----------------------------------                                 -------   -------   -------
OPERATING ACTIVITIES
Net income                                                         $ 7,930   $ 7,001   $ 6,776
   Adjustments to reconcile net income to cash provided by
      operations
      Distributions in excess (undistributed earnings) of
         subsidiaries                                                6,622    (4,438)     (265)
      Share based payment awards                                       758       470        --
      Depreciation                                                     592       591       533
      Net amortization of investment securities                          4        21        27
      Realized loss on sale of investment securities                    --         8        --
      Deferred income tax (benefit) expense                           (165)      128       680
      Changes in operating assets and liabilities which (used)
         provided cash
         Interest receivable                                            (2)       29       (29)
         Other assets                                                 (776)     (522)     (746)
         Accrued interest and other expenses                          (389)      138      (894)
                                                                   -------   -------   -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES               14,574     3,426     6,082
INVESTING ACTIVITIES
   Activity in available-for-sale securities
      Maturities, calls, and sales                                     595     6,650       344
      Purchases                                                       (266)   (4,380)   (1,523)
   Purchases of equipment and premises                              (1,135)     (660)   (3,455)
   (Advances to) repayment of investment in subsidiaries               (50)   (8,394)      652
                                                                   -------   -------   -------
               NET CASH USED IN INVESTING ACTIVITIES                  (856)   (6,784)   (3,982)
FINANCING ACTIVITIES
   Cash dividends paid on common stock                              (4,304)   (3,775)   (3,254)
   Proceeds from the issuance of common stock                        2,657     2,459     2,684
   Common stock repurchased                                         (1,881)       --        --
                                                                   -------   -------   -------
               NET CASH USED IN FINANCING ACTIVITIES                (3,528)   (1,316)     (570)
                                                                   -------   -------   -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVELANTS                    10,190    (4,674)    1,530
Cash and cash equivelants at beginning of year                       4,075     8,749     7,219
                                                                   -------   -------   -------
            CASH AND CASH EQUIVALENTS AT END OF YEAR               $14,265   $ 4,075   $ 8,749
                                                                   =======   =======   =======

NOTE 23 - OPERATING SEGMENTS

In prior years, the Corporation's reportable segments were based on legal entities that account for at least 10% of operating results. In April 2007, the individual bank charters of Isabella Bank and Trust and FSB Bank were consolidated into one bank charter as a part of the Corporation's strategy to increase efficiencies. Retail banking operations for 2007, 2006, and 2005 represent approximately 90% or greater of the Corporation's total assets and operating results. As such, no additional segment information is presented.

NOTE 24 - SUBSEQUENT EVENTS

On January 1, 2008, IBT Bancorp acquired 100 percent of Greenville Community Financial Corporation (GCFC) in a transaction valued at $33,927. As a result of this acquisition, Greenville Community Bank, a wholly owned subsidiary of GCFC, merged with and into the Bank. Under the terms of the merger agreement, each share of GCFC common stock was automatically converted into the right to receive
0.6659 shares of IBT Bancorp common stock and $14.70 in cash. Exclusive of the effects of the 10% stock dividend paid February 29, 2008, the Corporation issued 514,809 shares of IBT Bancorp, Inc. common stock valued at $22,652 and paid a total of $11,365 in cash to GCFC shareholders.

IBT Bancorp is in the process of renaming the Corporation and the Bank. Effective February 15, 2008, Isabella Bank and Trust became Isabella Bank. On April 21, 2008, a new logo will be introduced and the banking divisions of The Farmers State Bank of Breckenridge, Farwell State Savings Bank, and Greenville Community Bank will be renamed Isabella Bank with a community identifier. Additionally, at the May 13, 2008 annual meeting, the shareholders will vote to approve the IBT Bancorp, Inc.'s Board of Director's recommendation to change IBT Bancorp, Inc.'s name to Isabella Bank Corporation.

On January 1, 2008, IBT Personnel, LLC merged with and into IB&T Employee Leasing, LLC. As a result of this merger, the Corporation is now a 100 percent owner of IB&T Employee Leasing, LLC. The purpose of this consolidation was to help reduce operating expenses through the elimination of duplications in processes and fees. The legal reorganization is not anticipated to have a significant impact on the Corporation's consolidated financial statements.

On March 1, 2008, IBT Title and Insurance Agency, Inc. merged its assets and liabilities with Corporate Title Agency, LLC, a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC and will not be the managing partner. The purpose of this joint venture was to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale.

A 10% common stock dividend was declared on December 20, 2007, with a record date of January 1, 2008 and paid on February 29, 2008. All references to per-share amounts have been adjusted to give retroactive effect to this stock dividend, unless otherwise noted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9 A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation's management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation's disclosure controls and procedures as of December 31, 2007, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic filings under the Exchange Act.

CHANGES IN INTERNAL CONTROL

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2007.

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

     - Established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the Corporation;

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

Based upon these criteria, we believe that, as of December 31, 2007, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson PC, has audited our 2007 consolidated financial statements. Rehmann Robson PC was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson PC has issued an unqualified audit opinion on our 2007 consolidated financial statements as a result of the audit and also has issued an attestation report the effectiveness of the Corporation's internal control over financial reporting.

IBT Bancorp, Inc.


By: //s// Dennis P. Angner
    --------------------------------
    Dennis P. Angner
    Chief Executive Officer
    March 3, 2008


//s// Peggy L. Wheeler
------------------------------------
Peggy L. Wheeler
Principal Financial Officer
March 3, 2008

ITEM 9 B. OTHER INFORMATION

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

For information concerning directors and certain executive officers of the Corporation, see "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's 2007 Annual Meeting Proxy Statement ("Proxy Statement") which is incorporated herein by reference.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2007, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

                                                                                        Number of Securities
                                          Number of Securities                                Remaining
                                              to be Issued        Weighted Average      Available for Future
                                            Upon Exercise of       Exercise Price       Issuance Under Equity
                                              Outstanding          of Outstanding        Compensation Plans
                                           Options, Warrants,    Options, Warrants,     (Excluding Securities
                                               and Rights            and Rights       Reflected in Column (A))
Plan Category                                      (A)                   (B)                     (C)
-------------                             --------------------   ------------------   ------------------------
Equity compensation plans approved by
   Shareholders: None                                 --                 --                      --
Equity compensation plans not
   approved by shareholders (1):
   Deferred director compensation plan*          198,938                   (1)                     (1)
                                                 -------
      TOTAL                                      198,938
                                                 =======

----------
(1) Pursuant to the terms of the Deferred Director fee plan, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation's common stock. The fees are converted to stock units based on the purchase price for a share of common stock under the Corporation's Dividend Reinvestment Plan. Stock units credited to a participant's account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of 2007, 198,938 shares were to be issued under the plan, as adjusted for the 10% stock dividend paid on February 29, 2008 pursuant to an existing antidilution provision required by the plan.

*    As adjusted for the 10% stock dividend paid February 29, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

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

(3) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 26, 1996, and incorporated herein by reference.

(4) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 22, 2000, and incorporated herein by reference.

(5) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 27, 2001, and incorporated herein by reference.

(6) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 10-K, dated March 25, 2002, and incorporated herein by reference.

(7) Previously filed as an Exhibit to IBT Bancorp, Inc. Form 8-K, dated April 25, 2006 and incorporated herein by reference.

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

IBT BANCORP, INC.
(Registrant)


by: /s/ Dennis P. Angner                Date: March 3, 2008
    ---------------------------------
    Dennis P. Angner
    President and Chief Executive
    Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signatures                      Capacity             Date
              ----------                -------------------   --------------


/s/ Dennis P. Angner                    President and Chief   March 3, 2008
-------------------------------------   Executive Officer
Dennis P. Angner                        and Director


/s/ Richard J. Barz                     Director              March 11, 2008
-------------------------------------
Richard J. Barz


/s/ Sandra L. Caul                      Director              March 3, 2008
-------------------------------------
Sandra L. Caul


/s/ James C. Fabiano                    Director              March 4, 2008
-------------------------------------
James C. Fabiano


/s/ Theodore W. Kortes                  Director              March 10, 2008
-------------------------------------
Theodore W. Kortes


/s/ David J. Maness                     Director              March 3, 2008
-------------------------------------
David J. Maness


/s/ W. Joseph Manifold                  Director              March 3, 2008
-------------------------------------
W. Joseph Manifold


/s/ W. Michael McGuire                  Director              March 3, 2008
-------------------------------------
W. Michael McGuire



/s/ William J. Strickler                Director              March 11, 2008
-------------------------------------
William J. Strickler


/s/ Dale Weburg                         Director              March 10, 2008
--- ---------------------------------
Dale Weburg


/s/ Peggy L. Wheeler                    Sr. Vice President    March 3, 2008
-------------------------------------   and Controller
Peggy L. Wheeler                        (Principal
                                        Financial Officer)

IBT Bancorp
FORM 10-K

Index to Exhibits

Exhibit                                                                Form 10-K
Number                             Exhibit                            Page Number
------    ---------------------------------------------------------   -----------
21        Subsidiaries of the Registrant                                    79

23        Consent of Rehmann Robson P.C.                                    80
          Independent Registered Public Accounting Firm

31(a)     Certification pursuant to Rule 13a - 14(a) of the Chief
          Executive Officer                                                 81

31(b)     Certification pursuant to Rule 13a - 14(a) of the
          Principal Financial Officer                                       82

32        Section 1350 Certification of Chief Executive Officer and
          Principal Financial Officer                                       83