Form 10-Q
period 2008-03-31
IBT BANCORP INC /MI/
filed 2008-05-12
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number: 0-18415
IBT Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Michigan	38-2830092

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

200 East Broadway, Mt. Pleasant, MI	48858

(Address of principal executive offices)	(Zip code)
(989) 772-9471

(Registrant’s telephone number, including area code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock no par value, 7,493,804 as of April 18, 2008

IBT BANCORP, INC.
Index to Form 10-Q

		Page Numbers
PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	3-13

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-27

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28-29

Item 4	Controls and Procedures	30

PART II OTHER INFORMATION

Item 1A	Risk Factors	31

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6	Exhibits	31

Signatures		32

Certification pursuant to Section 302 by the Principal Executive Officer
Certification pursuant to Section 302 by the Principal Financial Officer
Section 1350 Certification of Principal Executive Officer & Principal Financial Officer

Item 1 — Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31	December 31
	2008	2007
ASSETS
Cash and demand deposits due from banks	$27,365	$25,583
Trading securities	31,101	25,064
Securities available for sale (amortized cost of $228,514 in 2008 and $212,285 in 2007)	231,846	213,127
Mortgage loans available for sale	1,983	2,214
Loans
Agricultural	48,858	47,407
Commercial	288,972	238,306
Installment	47,672	29,037
Residential real estate mortgage	317,158	297,937

Total loans	702,660	612,687
Less allowance for loan losses	8,333	7,301

Net loans	694,327	605,386
Accrued interest receivable	7,192	5,948
Premises and equipment	22,497	22,516
Corporate-owned life insurance policies	14,101	13,195
Acquisition intangibles and goodwill, net	48,129	27,010
Equity securities without readily determinable fair values	14,932	7,353
Other assets	11,746	9,886

TOTAL ASSETS	$1,105,219	$957,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$88,349	$84,846
NOW accounts	119,296	105,526
Certificates of deposit and other savings	470,767	410,782
Certificates of deposit over $100,000	154,251	132,319

Total deposits	832,663	733,473
Other borrowed funds ($7,640 carried at fair value in 2008, $7,523 in 2007)	122,392	92,887
Escrow funds payable	—	1,912
Accrued interest and other liabilities	7,269	5,930

Total liabilities	962,324	834,202
Shareholders’ Equity
Common stock — no par value 10,000,000 shares authorized; outstanding— 7,493,804 in 2008 (6,364,120 in 2007)	137,288	116,319
Retained earnings	4,229	7,027
Accumulated other comprehensive income (loss)	1,378	(266)

Total shareholders’ equity	142,895	123,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,105,219	$957,282

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended
	March 31
	2008	2007
Number of Shares of Common Stock Outstanding
Balance at beginning of period	6,364,120	6,335,861
Common stock dividends	687,599	—
Issuance of common stock	34,786	13,480
Shares issued in exchange for bank acquisition	514,809	—
Common stock repurchased	(107,510)	(13,000)

Balance end of period	7,493,804	6,336,341

Common Stock
Balance at beginning of period	$116,319	$114,785
Common stock dividends (10%)	30,254	—
Transfer	(28,000)	—
Issuance of common stock in exchange for bank acquisition	22,652	—
Other issuances of common stock	645	522
Share-based payment awards under equity compensation plan	143	152
Common stock repurchased	(4,725)	(550)

Balance end of period	137,288	114,909

Retained Earnings
Balance at beginning of period	7,027	4,451
Adjustment to initially apply FASB Statement No. 159, net of tax	—	(1,050)
Adjustment to initially apply EITF 06-4, net of tax	(1,571)	—
Net income	1,927	1,810
Common stock dividends (10%)	(30,254)	—
Transfer	28,000	—
Cash dividends ($0.12 per share in 2008 and $0.11 per share in 2007)	(900)	(759)

Balance end of period	4,229	4,452

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	(266)	(3,487)
Adjustment to initially apply fair value provisions of FASB Statement No. 159, net of tax	—	897
Other comprehensive income	1,644	151

Balance end of period	1,378	(2,439)

Total shareholders’ equity end of period	$142,895	$116,922

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended
	March 31
	2008	2007
Interest Income
Loans, including fees	$12,525	$10,523
Investment securities
Taxable	1,368	745
Nontaxable	1,148	786
Trading account securities	328	700
Federal funds sold and other	157	138

Total interest income	15,526	12,892

Interest Expense
Deposits	5,904	5,586
Borrowings	1,178	663

Total interest expense	7,082	6,249

Net interest income	8,444	6,643
Provision for loan losses	1,207	126

Net interest income after provision for loan losses	7,237	6,517

Noninterest Income
Service charges and fees	1,230	1,132
Title insurance revenue	234	474
Trust fees	218	218
Gain on sale of mortgage loans	84	53
Net gain on trading securities	443	225
Other	308	309

Total noninterest income	2,517	2,411

Noninterest Expenses
Compensation and benefits	4,334	3,897
Occupancy	528	458
Furniture and equipment	933	816
Other	1,761	1,633

Total noninterest expenses	7,556	6,804
Income before federal income taxes	2,198	2,124
Federal income taxes	271	314

NET INCOME	$1,927	$1,810

Earnings per share
Basic	$0.26	$0.26

Diluted	$0.25	$0.25

Cash dividends per basic share	$0.12	$0.11

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three months Ended
	March 31
	2008	2007
Net Income	$1,927	$1,810

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	2,490	197
Reclassification adjustment for net realized losses included in net income	—	30

Net unrealized gains	2,490	227
Tax effect	(846)	(76)

Unrealized gains, net of tax	1,644	151

Adjustment to initially apply FASB Statement No. 159	—	1,359
Tax effect	—	(462)

FASB Statement No. 159 adjustment, net of tax	—	897

Other comprehensive income, net of tax	1,644	1,048

Comprehensive income	$3,571	$2,858

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three months ended March 31
	2008	2007
OPERATING ACTIVITIES
Net income	$1,927	$1,810
Reconciliation of net income to cash provided by operations:
Provision for loan losses	1,207	126
Depreciation	530	482
Amortization and impairment of mortgage servicing rights	111	47
Amortization of acquisition intangibles	105	70
Net amortization of investment securities	58	46
Realized loss on sale of investment securities	—	30
Unrealized gains on trading securities	(443)	(225)
Unrealized losses on borrowings measured at their fair values	117	—
Earnings on corporate owned life insurance policies	(125)	(103)
Deferred income tax benefit	(212)	(2)
Share-based payment awards	143	152
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	85	928
Loans held for sale	231	1,397
Accrued interest receivable	(644)	(191)
Other assets	(1,249)	(1,809)
Escrow funds payable	(46)	(929)
Accrued interest and other liabilities	(988)	(169)

Net Cash Provided By Operating Activities	807	1,660

INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	19,568	19,619
Purchases	(29,548)	(34,023)
Loan principal originations, net	(2,411)	(6,799)
Proceeds from sales of foreclosed assets	260	—
Purchases of premises and equipment	(615)	(949)
Bank acquisition, net of cash acquired	(9,480)	—
Title company joint venture formation, net of cash exchanged	(4,542)	—

Net Cash Used In Investing Activities	(26,768)	(22,152)

FINANCING ACTIVITIES
Net decrease in noninterest bearing deposits	(6,646)	(2,446)
Net increase in interest bearing deposits	15,787	17,197
Net increase in other borrowed funds	23,582	2,933
Cash dividends paid on common stock	(900)	(759)
Proceeds from the issuance of common stock	645	522
Common stock repurchased	(4,725)	(550)

Net Cash Provided By Financing Activities	27,743	16,897

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,782	(3,595)
Cash and cash equivalents at beginning of year	25,583	31,359

CASH AND CASH EQUIVALENTS AT END OF YEAR	$27,365	$27,764

Supplemental cash flows information:
Transfer of foreclosed loans to other real estate owned	$478	$75

IBT BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the fair value reporting election described in Note 6 and the adoption of EITF 06-4 in Note 7) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2007.
All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.
Effective January 1, 2008, the Corporation acquired Greenville Community Financial Corporation (GCFC). The consolidated financial statements include the results of operations of GCFC since January 1, 2008 (see Note 2). Effective March 1, 2008, the Corporation entered into a joint venture with Corporate Title Agency, LLC. The consolidated financial statements include the results of operations from this new entity since March 1, 2008 (see Note 2). Refer to Management’s Discussion and Analysis for further consideration of the impact of these transactions on the condensed consolidated financial statements.
NOTE 2 — BUSINESS COMBINATIONS AND JOINT VENTURE
Bank Acquisition
On the opening of business on January 1, 2008, IBT Bancorp, Inc. acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly owned subsidiary of GCFC, merged with and into Isabella Bank (the “Bank”). Under the terms of the merger agreement, each share of GCFC common stock was automatically converted into the right to receive 0.6659 shares of IBT Bancorp, Inc. common stock and $14.70 per share in cash. Exclusive of the effects of the 10% stock dividend paid February 29, 2008, the Corporation issued 514,809 shares of IBT Bancorp, Inc. common stock valued at $22,652 and paid a total of $11,365 in cash to GCFC shareholders. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for $579 in transaction costs resulted in a total purchase price of $34,596. The purchase price was determined using the latest transaction price known to management as of November 27, 2007, the date of the merger agreement. The acquisition of Greenville has increased the overall market share for IBT Bancorp in furtherance of the Bank’s strategic plan to pursue certain acquisitions.

The following table summarizes the estimate of the total purchase price of the transaction as well as adjustments to allocate the purchase price based on the preliminary estimates of fair values of the assets and liabilities of GCFC.

		Fair Value
		Adjustments of
		Nonintangible	Fair Value
	Greenville	Net Assets	of Net Assets
	January 1, 2008	Acquired	Acquired
ASSETS
Cash and cash equivalents	$2,339	$—	$2,339
Federal funds sold	125	—	125
Trading securities	5,679	—	5,679
Securities available for sale	6,307	—	6,307
Loans, net	88,613	(398)	88,215
Bank premises and equipment	2,054	194	2,248
Other assets	2,870	—	2,870

Total assets acquired	107,987	(204)	107,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	90,151	(102)	90,049
Other borrowed funds	5,625	181	5,806
Accrued interest and other liabilities	146	—	146

Total liabilities assumed	95,922	79	96,001

Net assets acquired	$12,065	$(283)	11,782

Core deposit intangible			1,480
Goodwill			21,334

Total consideration paid			$34,596

The fair value adjustments are being amortized over two years using the straight line amortization method. The core deposit intangible is being amortized using a 15 year sum-of-the-years’ digits amortization schedule. Goodwill, which is not amortized, is tested for impairment at least annually. As the acquisition was considered a stock transaction, goodwill is not deductible for federal income tax purposes.
The 2008 consolidated statements of income include operating results of GCFC since the date of acquisition.
The unaudited pro forma information presented in the following table has been prepared based on IBT Bancorp’s historical results combined with GCFC. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of the period presented. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future (as adjusted for the 10% stock dividend paid February 29, 2008):

	Three Months Ended March 31
	2008	2007
Net interest income	$8,444	$7,543

Net income	$1,927	$2,081

Basic earnings per share	$0.26	$0.27

Title Joint Venture
On March 1, 2008, IBT Title and Insurance Agency, Inc., a wholly owned subsidiary of IBT Bancorp, Inc., merged its assets and liabilities with Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The purpose of this joint venture was to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale. As the Corporation is a 50% owner of this new entity, revenues and expenses will now be recorded under the equity method, and as such net income from the joint venture will be included in other income. As of March 31, 2008, the Corporation had a recorded investment of $7,173 in the new entity, which is included in equity securities without readily determinable fair values. The following table summarizes the balance sheet of IBT Title as of March 1, 2008. These amounts were excluded from the balance sheet detail of the Corporation and are now properly recorded as an investment in equity securities without readily determinable fair values.

IBT Title
March 1, 2008
ASSETS
Cash and cash equivalents	$4,542
Premises and equipment	2,352
Other assets	2,339

Total assets	9,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Escrow funds	$1,866
Other liabilities	194

Total liabilities	2,060
Total equity	7,173

Total liabilities & equity	$9,233

NOTE 3 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted—average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director fee plan.
Earnings per common share have been computed based on the following amounts:

	Three Months Ended
	March 31
	2008	2007
Average number of common shares outstanding for basic calculation*	7,493,804	6,973,578
Potential effect of shares in the Deferred Director fee plan*	182,682	195,201

Average number of common shares outstanding used to calculate diluted earnings per common share	7,676,486	7,168,779

*	As adjusted for the 10% stock dividend paid February 29, 2008

NOTE 4 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. In April 2007, the individual bank charters of Isabella Bank and Trust and FSB Bank were consolidated into one bank charter as a part of the Corporation’s strategy to increase efficiencies. As of March 31, 2008 and 2007, retail banking operations represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, no segment reporting is presented.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2007, with the addition of new pronouncements adopted during 2008 (see Note 7).
NOTE 5 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non-contributory defined benefit pension plan covering substantially all of its employees. In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment, which was recognized in the first quarter of 2007, suspended the current participants’ accrued benefits as of March 1, 2007 and limited participation in the plan to eligible employees as of December 31, 2006. As a result of the curtailment, the Corporation changed its method of accounting for the plan to be in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Due to the curtailment, future salary increases will not be considered and the benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. As a result of the curtailment, the Corporation does not anticipate contributing to the plan in the future.
The components of net periodic benefit (income) cost for the three month periods ended March 31 are as follows:

	Pension Benefits
	Three months ended
	March 31
	2008	2007
Net periodic benefit cost
Service cost on benefits earned for services rendered during the period	$—	$28
Interest cost on projected benefit obligation	126	122
Expected return on plan assets	(165)	(157)
Amortization of unrecognized actuarial net loss	1	8

Net periodic benefit (income) cost	(38)	1
Loss on plan curtailment	—	40

Total net periodic benefit (income) cost	$(38)	$41

NOTE 6 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
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
Level 1 instruments are those assets for which the identical item is traded on an active exchange, such as publicly-traded instruments. The majority of the fair value amounts included in current period earnings resulted from Level 2 fair value methodologies; that is, the Corporation values the assets and liabilities based on observable market data for similar instruments. The Corporation has no assets or liabilities that meet the Level 3 criteria.

				Changes in Fair Value for the 3-month Period
		Fair Value Measurements at March		Ended March 31, 2008 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
		31, 2008 Using
			Significant
		Quoted Prices in	Other			Total Changes in Fair
	Fair Value	Active Markets for	Observable			Values Included in
	Measurements	Identical Assets	Inputs	Trading Gains		Current Period
Description	3/31/2008	(Level 1)	(Level 2)	and (Losses)	Other Losses	Earnings
Recurring Items
Trading securities	$31,101	$—	$31,101	$443	$—	$443
Investment securities available for sale	231,846	1,988	229,858	—	—	—
Mortgage loans available for sale	1,983	—	1,983	—	—	—
Other borrowed funds	7,640	—	7,640	—	(117)	(117)
Nonrecurring Items
Mortgage servicing rights	2,155	—	2,155	—	(30)	(30)
Other real estate owned	2,295	—	2,295	—	—	—

				Changes in Fair Value for the 3-month Period
		Fair Value Measurements at March		Ended March 31, 2008 for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
		31, 2008 Using
			Significant
		Quoted Prices in	Other			Total Changes in Fair
	Fair Value	Active Markets for	Observable			Values Included in
	Measurements	Identical Assets	Inputs	Trading Gains		Current Period
Description	3/31/2007	(Level 1)	(Level 2)	and (Losses)	Other gains and Losses	Earnings
Recurring Items
Trading securities	$77,156	$—	$77,156	$225	$—	$225
Investment securities available for sale	150,146	1,992	148,154	—	—	—
Mortgage loans available for sale	1,337	—	1,337	—	—	—
Other borrowed funds	7,486	—	7,486	—	2	2
Nonrecurring Items
Mortgage servicing rights	2,186	—	2,186	—	(1)	(1)
Other real estate owned	617	—	617	—	(26)	(26)
During the three month period ended March 31, 2008, in accordance with the provisions of SFAS No. 156, mortgage servicing rights with a carrying amount of $2,185 were written down to their fair value of $2,155, resulting in an impairment charge of $30, while during the same period in 2007, mortgage servicing rights with a carrying amount of $2,187 were written down to their fair value of $2,186, resulting in an impairment charge of $1. Such adjustments were included in earnings for the three month period ended March 31, 2008 and 2007, respectively.
During the three month period ended March 31, 2007, in accordance with the provisions of SFAS No. 144, other real estate owned with a carrying amount of $643 was written down to its fair value less costs to sell of $617, resulting in an impairment charge of $26. This adjustment was included in earnings for the three month period ended March 31, 2007. There were no adjustments to the fair value of other real estate owned during the three month period ended March 31, 2008.

The activity in the trading portfolio for the three month periods ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
	2008	2007
Purchases	7,674	—
Sales, calls, and maturities	(2,082)	(908)

Total	5,592	(908)

The net gain on trading securities, which includes mark-to-market adjustments, totaled $443, of which $430 relates to securities that were held in the Corporation’s trading portfolio as of March 31, 2008.
During the first three months of 2008 and 2007, there were no changes in the level of borrowings measured at fair value, only recurring market value adjustments.
NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS
On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161 (SFAS No.161) Disclosures about Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In September of 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement, was ratified by the FASB. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. IBT Bancorp has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the condensed consolidated balance sheets. The carrying value was $13,195 at December 31, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation adopted EITF Issue No. 06-4 effective January 1, 2008 and as a result recorded an initial liability of $2,375. To establish this liability, the Corporation recorded a one time charge of $1,571, net of tax, directly to retained earnings at that date. The periodic policy maintenance costs were $18 for the three months ended March 31, 2008.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced IBT Bancorp’s financial performance. This analysis should be read in conjunction with the Corporation’s 2007 annual report and with the unaudited interim condensed consolidated financial statements and notes, as set forth on pages 3 through 13 of this report.
CRITICAL ACCOUNTING POLICIES: A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2007. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses and acquisition intangibles to be its most critical accounting policies.
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation’s 2007 Annual Report and herein.
Generally accepted accounting principles require the Corporation to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three month periods ended March 31, 2008 and 2007. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended
	March 31
	2008	2007
INCOME STATEMENT DATA
Net interest income	$8,444	$6,643
Provision for loan losses	1,207	126
Net income	1,927	1,810
PER SHARE DATA
Earnings per share:
Basic	$0.26	$0.26
Diluted	0.25	0.25
Cash dividends per common share	0.12	0.11
RATIOS
Average primary capital to average assets	14.15%	13.42%
Net income to average assets	0.71	0.79
Net income to average equity	5.26	6.22
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for IBT Bancorp, Inc. Interest income includes loan fees of $411 for the three month period ended March 31, 2008 as compared to $231 during the same period in 2007. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
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
Results for the three month periods ended March 31, 2008 and March 31, 2007 are as follows:

	Three Months Ended
	March 31, 2008			March 31, 2007
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans	$700,002	$12,525	7.16%	$599,083	$10,523	7.03%
Taxable investment securities	97,193	1,368	5.63%	56,473	745	5.28%
Nontaxable investment securities	119,623	1,785	5.97%	84,239	1,236	5.87%
Trading account securities	32,214	386	4.79%	77,525	745	3.84%
Federal funds sold	6,232	49	3.15%	6,017	80	5.32%
Other	13,329	108	3.24%	5,099	58	4.55%

Total earning assets	968,593	16,221	6.70%	828,436	13,387	6.46%
NON EARNING ASSETS:
Allowance for loan losses	(8,699)			(7,650)
Cash and due from banks	20,708			19,764
Premises and equipment	23,800			20,956
Accrued income and other assets	84,105			55,628

Total assets	$1,088,507			$917,134

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$123,805	378	1.22%	$118,527	553	1.87%
Savings deposits	208,439	863	1.66%	177,915	884	1.99%
Time deposits	404,340	4,663	4.61%	359,636	4,149	4.61%
Other borrowed funds	107,005	1,178	4.40%	54,045	663	4.91%

Total interest bearing liabilities	843,589	7,082	3.36%	710,123	6,249	3.52%
NONINTEREST BEARING LIABILITIES:
Demand deposits	90,878			79,339
Other	7,487			11,248
Shareholders’ equity	146,553			116,424

Total liabilities and equity	$1,088,507			$917,134

Net interest income (FTE)		$9,139			$7,138

Net yield on interest earning assets (FTE)			3.77%			3.45%

VOLUME AND RATE VARIANCE ANALYSIS
The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:
Volume Variance — change in volume multiplied by the previous year’s rate.
Rate Variance — change in the fully taxable equivalent (FTE) rate multiplied by the prior year’s volume.
The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended
	March 31, 2008 compared to
	March 31, 2007
	Increase (Decrease) Due to
	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$1,802	$200	$2,002
Taxable investment securities	570	53	623
Nontaxable investment securities	528	21	549
Trading account securities	(511)	152	(359)
Federal funds sold	3	(34)	(31)
Other	71	(21)	50

Total changes in interest income	2,463	371	2,834

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	24	(199)	(175)
Savings deposits	139	(160)	(21)
Time deposits	516	(2)	514
Other borrowings	589	(74)	515

Total changes in interest expense	1,268	(435)	833

Net change in interest margin (FTE)	$1,195	$806	$2,001

Net interest income as a percentage of earning assets increased 0.32% in the first quarter of 2008 when compared to the same period in 2007. The principal factors affecting this increase were (1) a 2% increase, as a percentage of gross loans, in high yielding commercial loans with a corresponding decrease in residential mortgage loans and (2) the fact that in early 2007 the Corporation extended the maturities of interest earning assets. As interest rates declined in the latter half of 2007, the cost of funding sources decreased more rapidly than the rates earned on interest earning assets.
The yield curve began to correct itself during the third quarter of 2007, primarily as a result of a .50% decrease in the federal funds target rate, as this decrease lowered short term interest rates. The yield curve further corrected itself during the fourth quarter of 2007 and the first quarter of 2008 as a result of further rate cuts by the Fed. In total, the national prime rate has decreased 3.0% since the third quarter of 2007.
The Corporation’s balance sheet is currently well positioned to protect interest margins in a decreasing rate environment. The overall impact on financial performance could be negative if economic conditions in its principal market deteriorate significantly as a result of a material economic downturn.
The total volume and rate variances of $2,001 resulted in net increases in net FTE interest margin of $1,195 related to volume and $806 related to rate, when the three month period ended March 31, 2008 is compared to the same period in 2007.

Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 63.6% of the Corporation’s total assets and is the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended
	March 31
	2008	2007
Allowance for loan losses — January 1	$7,301	$7,605
Allowance of acquired bank	908	—
Loans charged off Commercial and agricultural	422	17
Real estate mortgage	658	44
Consumer	158	87

Total loans charged off	1,238	148
Recoveries
Commercial and agricultural	27	50
Real estate mortgage	45	3
Consumer	83	88

Total recoveries	155	141

Net loans charged off	1,083	7
Provision charged to income	1,207	126

Allowance for loan losses — March 31	$8,333	7,724

Year to date average loans	$700,002	$599,083

Net loans charged off to average loans outstanding	0.15%	0.00%

Total amount of loans outstanding at March 31	$702,660	$597,834

Allowance for loan losses as a % of loans	1.19%	1.29%

The allowance for loan losses as a percentage of loans has decreased from 1.29% as of March 31, 2007 to 1.19% in the first quarter of 2008. The provision for loan losses was increased by $1,081 in 2008. This increase in the provision was the result of the increased level of net loans charged off as well as management’s knowledge of current economic conditions. The Corporation has experienced an increase in foreclosed loans and an increase in charge offs due to the downturn in the real estate mortgage market.
The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by both the media and banking regulators. Based on information provided by The Mortgage Bankers Association, the increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. Additionally, a substantial portion of sub-prime adjustable rate mortgages are scheduled to reset at higher rates in the next 9 months. As a result of the rate resetting on these mortgages, it is expected that troubled sub-prime loans nationally will increase substantially through the end of 2008. While Isabella Bank does not hold sub-prime mortgage loans, the difficulties experienced in the sub-prime market have the potential to adversely impact the entire market, and thus the overall credit quality of the Bank’s residential mortgage portfolio. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in a continued increase in the inventory of unsold homes. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors will most likely further reduce average home values and thus homeowner’s equity on a national level.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation and US Bank. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub-prime or financed loans for more than 80% of market value unless insured by private third party insurance.

NONPERFORMING ASSETS

	March 31
	2008	2007
Nonaccrual loans	$7,679	$4,764
Accruing loans past due 90 days or more	1,549	1,288
Restructured loans	685	690

Total nonperforming loans	9,913	6,742
Other real estate owned	2,295	617

Total nonperperforming assets	$12,208	$7,359

Nonperforming loans as a % of total loans	1.41%	1.13%

Nonperforming assets as a % of total assets	1.10%	0.79%

Due to the aforementioned residential real estate market difficulties being experienced, the Corporation has taken a proactive approach as to when a loan should be placed on nonaccrual status. Residential real estate loans are now placed in nonaccrual status when the foreclosure process has begun, unless there is an abundance of collateral. Additionally, these loans are charged down to their estimated net realizable value when placed on nonaccrual. Historically, residential real estate loans were placed in nonaccrual status upon reaching the beginning of the legally mandated borrower redemption period, which is typically six months. Chargeoffs of any expected deficiency were previously done at the end of the six month redemption period. This proactive approach had a significant impact on the increase in loans classified as nonaccrual and as well as the increase in gross chargeoffs in the first quarter of 2008.
The increase in the Corporation’s nonperforming loans is primarily related to the current market difficulties previously discussed. The majority of the increase in other real estate owned is related to one large loan, in the amount of $670, that was transferred to other real estate owned in December 2007. Based on management’s analysis of the allowance for loan losses, the current allowance falls within the acceptable range and, therefore, the allowance for loan losses is considered adequate as of March 31, 2008.
To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms.
NONINTEREST INCOME AND EXPENSES
The following discussions of noninterest income and noninterest expenses have been adjusted for the acquisition of Greenville Community Financial Corporation (“GCFC”) on January 1, 2008 to make the line items this quarter more comparable with the prior period numbers.
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, title insurance revenue, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended
	March 31
	2008			2007
			Adjusted		Adjusted Change
	Consolidated	Greenville	w/o Greenville	Consolidated	$	%
Service charges and fee income
NSF and overdraft fees	$775	$61	$714	$678	$36	5.3%
Freddie Mac servicing fee	156	—	156	156	—	0.0%
ATM and debit card fees	212	8	204	141	63	44.7%
Service charges on deposit accounts	90	15	75	83	(8)	-9.6%
Net OMSR Income	(42)	—	(42)	31	(73)	-235.5%
All other	39	5	34	43	(9)	-20.9%

Total service charges and fees	1,230	89	1,141	1,132	9	0.8%
Title insurance revenue	234	—	234	474	(240)	-50.6%
Trust	218	—	218	218	—	0.0%
Gain on sale of mortgage loans	84	23	61	53	8	15.1%
Net gain on trading securities	443	9	434	225	209	92.9%
Other
Increase in cash value of corporate owned life insurance policies	125	9	116	105	11	10.5%
Brokerage and advisory fees	129	10	119	64	55	85.9%
Loss on sale of investment securities	—	—	—	(30)	30	-100.0%
Change in the fair value of other borrowings carried at fair market value	(117)	—	(117)	2	(119)	N/A
All other	171	13	158	168	(10)	-6.0%

Total other	308	32	276	309	(33)	-10.7%

Total noninterest income	$2,517	$153	$2,364	$2,411	$(47)	-1.9%

As a result of the persistent compression on interest margins, management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. Management does not expect significant changes to its deposit fee structure in 2008.
Net originated mortgage servicing rights (OMSR) income includes amortization and impairment charges of $111 and $47 for the three months ended March 31, 2008 and 2007, respectively. These charges, coupled with the decrease in new residential mortgage activity have resulted in the decrease in income related to OMSR. Management believes that that this trend will continue throughout the remainder of 2008.
Title insurance fees have decreased as a result of IBT Title and Insurance Agency’s merger with Corporate Tile on March 1, 2008 (See Note 2 of Notes to Condensed Consolidated Financial Statements), as well as the continued slow activity in real estate mortgage activity.
The increase in net gain on trading securities during the first quarter of 2008 is the result of decreases in interest rates, as there is an inverse relationship between the value of the trading portfolio and changes in interest rates. Offsetting the gains on trading securities were losses on other borrowings carried at fair market value, as there is a direct relationship between the value of these borrowings and changes in interest rates. Management does expect trading gains as well as fair value losses on other borrowed funds to stabilize throughout the remainder of 2008.
The first three months of 2008 have been some of the most productive months in the Corporation’s history for brokerage and advisory services. These results are due to an increase in customer base and a conscious effort by management to expand the Bank’s presence in the local market. The Corporation anticipates this trend to continue throughout the rest of the year.
Losses on sales of available for sale investment securities were incurred by the Corporation in the first quarter of 2007. This was a result of the Corporation selling investments nearing maturity at low interest rates and reinvesting the proceeds in higher yielding longer term securities as part of asset and liability management. The additional interest income earned upon the reinvestment of the proceeds exceeded the losses recognized in the fourth quarter of 2007.
Noninterest Expenses
Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended
	March 31
	2008			2007	Adjusted
			Adjusted		Change
	Consolidated	Greenville	w/o Greenville	Consolidated	$	%
Compensation
Leased employee salaries	$3,151	$294	$2,857	$2,773	$84	3.0%
Leased employee benefits	1,122	92	1,030	1,081	(51)	-4.7%
All other	61	14	47	43	4	9.3%

Total compensation	4,334	400	3,934	3,897	37	0.9%

Occupancy
Depreciation	128	16	112	110	2	1.8%
Outside services	119	26	93	87	6	6.9%
Property taxes	118	8	110	93	17	18.3%
Utilities	105	7	98	100	(2)	-2.0%
Building repairs	38	5	33	37	(4)	-10.8%
All other	20	2	18	31	(13)	-41.9%

Total occupancy	528	64	464	458	6	1.3%

Furniture and equipment
Depreciation	402	24	378	372	6	1.6%
Computer costs	393	103	290	343	(53)	-15.5%
ATM and debit card	120	9	111	84	27	32.1%
All other	18	9	9	17	(8)	-47.1%
Total furniture and equipment	933	145	788	816	(28)	-3.4%
Other
Audit and SOX compliance fees	164	3	161	198	(37)	-18.7%
Marketing	227	18	209	174	35	20.1%
Directors fees	225	25	200	194	6	3.1%
Printing and supplies	116	9	107	103	4	3.9%
Education and travel	79	8	71	108	(37)	-34.3%
Postage and freight	115	13	102	113	(11)	-9.7%
All other	835	132	703	743	(40)	-5.4%

Total other	1,761	208	1,553	1,633	(80)	-4.9%

Total noninterest expenses	$7,556	$817	$6,739	$6,804	$(65)	-1.0%

Leased employee salaries expense continues to increase as a result of annual merit increases and the continued growth of the Corporation. The change in leased employee benefits is primarily attributable to the Corporation curtailing its defined benefit pension plan in 2007. Management believes that leased employee benefits will approximate current levels for the remainder of 2008.
The increase in property taxes is related to the Corporation purchasing two new locations as well as increases in the taxable value of other branch locations due to improvements. Property taxes are anticipated to approximate current levels for the remainder of 2008.

Computer costs have decreased in 2008 as a result of the consolidation of the Bank’s core operating software, which was completed in August 2007. Costs are expected to remain at current levels for the remainder of the year.
Management has been diligently working to decrease audit and Sarbanes Oxley (SOX) compliance fees. These fees have steadily declined over the past few years as a result of the centralization of corporate processes and the performance, with corporate personnel, an increased number of audit procedures, which were previously outsourced.
Marketing expenses include costs incurred to develop a new brand for the Bank, which was publically presented in April 2008. As this process will be ongoing throughout much of 2008, marketing expenses are expected to remain at current levels for the remainder of the year.
The Corporation places a strong emphasis on continuing education for its employees as it is believed that an investment in employees today will pay dividends for years to come. These educational programs help provide team members with a competitive edge in the market place. During the first three months of 2007, the Corporation offered structured leadership training to its employees. This program was designed to help develop and optimize the communication skills of its participants. There were no classes during the first quarter of 2008, but management will continue to monitor the need for classes in the future.
All other expenses include consulting fees, legal fees, title insurance expenses, as well as other miscellaneous expenses, none of which are individually significant.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	March 31	December 31		% Change
	2008	2007	$ Change	(unannualized)
ASSETS
Cash and cash equivelants	$27,365	$25,583	$1,782	7.0%
Trading securities	31,101	25,064	6,037	24.1%
Securities available for sale	231,846	213,127	18,719	8.8%
Mortgage loans available for sale	1,983	2,214	(231)	-10.4%
Loans	702,660	612,687	89,973	14.7%
Allowance for loan losses	(8,333)	(7,301)	(1,032)	14.1%
Bank premises and equipment	22,497	22,516	(19)	-0.1%
Equity securities without readily determinable fair values	14,932	7,353	7,579	103.1%
Other assets	81,168	56,039	25,129	44.8%

TOTAL ASSETS	$1,105,219	$957,282	$147,937	15.5%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$832,663	$733,473	$99,190	13.5%
Other borrowed funds	122,392	92,887	29,505	31.8%
Escrow funds payable	—	1,912	(1,912)	-100.0%
Accrued interest and other liabilities	7,269	5,930	1,339	22.6%

Total liabilities	962,324	834,202	128,122	15.4%
Shareholders’ equity	142,895	123,080	19,815	16.1%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,105,219	$957,282	$147,937	15.5%

Excluding the effects of the Greenville merger:

	March 31
	2008	December 31		% Change
	(w/o Greenville)	2007	$ Change	(unannualized)
ASSETS
Cash and cash equivelants	$17,854	$25,583	$(7,729)	-30.2%
Trading securities	27,636	25,064	2,572	10.3%
Securities available for sale	226,082	213,127	12,955	6.1%
Mortgage loans available for sale	1,983	2,214	(231)	-10.4%
Loans	615,553	612,687	2,866	0.5%
Allowance for loan losses	(7,033)	(7,301)	268	-3.7%
Bank premises and equipment	20,476	22,516	(2,040)	-9.1%
Equity securities without readily determinable fair values	14,932	7,353	7,579	103.1%
Other assets	57,430	56,039	1,391	2.5%

TOTAL ASSETS	$974,913	$957,282	$17,631	1.8%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$740,943	$733,473	$7,470	1.0%
Other borrowed funds	106,811	92,887	13,924	15.0%
Escrow funds payable	—	1,912	(1,912)	-100.0%
Accrued interest and other liabilities	6,916	5,930	986	16.6%

Total liabilities	854,670	834,202	20,468	2.5%
Shareholders’ equity	120,243	123,080	(2,837)	-2.3%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$974,913	$957,282	$17,631	1.8%

The increase in securities available for sale is related to purchases of mortgage backed securities.
The large increase in equity securities without readily determinable fair values was the result of the merger between IBT Title and Insurance Agency and Corporate Title (see Note 2 of Notes to Condensed Consolidated Financial Statements). As a result of this transaction, the Corporation is now recording its investment in the new entity as a joint venture under the equity method of accounting. As of March 31, 2008, the Corporation had an investment recorded in the amount of $7,173.
The increase in other borrowed funds was primarily used to help fund common stock repurchases of $4,725 and a $2,500 additional investment in CT/IBT Title. The remainder of these funds was used to purchase investment securities. Management does anticipate that other borrowed funds will fluctuate based upon its funding needs throughout 2008.
The decline of mortgage loans available for sale is a result of the continued softening of demand for residential mortgage loans. The residential real estate mortgage loan market is expected to be consistent throughout the remainder of 2008 resulting in low levels of loan activity including loans sold to the secondary market.
The significant increase in accrued interest and other liabilities is the result of the Corporation’s adoption of EITF 06-4. As a result of this adoption, the Corporation recorded a liability of $2,375 (see Note 7 of Notes to Condensed Consolidated Financial Statements).
The majority of the change in premises and equipment and escrow funds payable are a result of the merger between IBT Title and Insurance Agency and Corporate Title (see Note 2 of Notes to Condensed Consolidated Financial Statements).
The decline in shareholders’ equity is primarily related to the Corporation repurchasing and retiring $4,725 of its common stock during the first quarter of 2008.

The following table outlines the changes in the loan portfolio:

	March 31	December 31		% Change
	2008	2007	$ Change	(unannualized)
Commercial	$288,972	$238,306	$50,666	21.3%
Agricultural	48,858	47,407	1,451	3.1%
Residential real estate mortgage	317,158	297,937	19,221	6.5%
Installment	47,672	29,037	18,635	64.2%

Total gross loans	$702,660	$612,687	$89,973	14.7%

Excluding the effects of the Greenville merger:

	March 31	December 31		% Change
	2008	2007	$ Change	(unannualized)
Commercial	$245,179	$238,306	$6,873	2.9%
Agricultural	48,858	47,407	1,451	3.1%
Residential real estate mortgage	293,421	297,937	(4,516)	-1.5%
Installment	28,094	29,037	(943)	-3.2%

Total gross loans	$615,552	$612,687	$2,865	0.5%

As shown in the above table, management has been successful in increasing the commercial and agricultural loan portfolios and this trend is expected to continue.
The decline in residential real estate mortgage loans is a result of the continued soft mortgage market in Michigan. However, the Corporation does anticipate that residential real estate mortgages may increase moderately during the remainder of 2008. The installment loan portfolio has been steadily decreasing over the past few years as a result of increased competition. Management anticipates the installment loan portfolio to remain stable throughout the remainder of 2008.
The following table outlines the changes in the deposit portfolio:

	March 31	December 31		% Change
	2008	2007	$ Change	(unannualized)
Noninterest bearing demand deposits	$88,349	$84,846	$3,503	4.1%
Interest bearing demand deposits	119,296	105,526	13,770	13.0%
Savings deposits	223,640	196,682	26,958	13.7%
Certificates of deposit	373,132	311,976	61,156	19.6%
Brokered certificates of deposit	23,091	28,197	(5,106)	-18.1%
Internet certificates of deposit	5,155	6,246	(1,091)	-17.5%

Total	$832,663	$733,473	$99,190	13.5%

Excluding the effects of the Greenville merger:

	March 31	December 31		% Change
	2008	2007	$ Change	(unannualized)
Noninterest bearing demand deposits	$78,771	$84,846	$(6,075)	-7.2%
Interest bearing demand deposits	106,430	105,526	904	0.9%
Savings deposits	212,832	196,682	16,150	8.2%
Certificates of deposit	314,663	311,976	2,687	0.9%
Brokered certificates of deposit	23,091	28,197	(5,106)	-18.1%
Internet certificates of deposit	5,155	6,246	(1,091)	-17.5%

Total	$740,942	$733,473	$7,469	1.0%

As shown in the preceding table, during the first quarter of 2008 the Corporation has been able to fund a significant portion of its growth during the first quarter of 2008 with core deposits. This helped the Corporation increase its margins during the first quarter of 2008. The majority of this funding came in the form of savings deposits. The increase in savings deposits is primarily in money market accounts. Currently the rates on these accounts are attractive to our customers as the Corporation strives to price these products competitively.
Capital
The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive income (loss). The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 34,786 shares or $645 of common stock during the first three months of 2008, as compared to 3,175 shares or $89 of common stock as of the same period in 2007. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $143 and $152 in 2008 and 2007, respectively.
In October 2002, the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation’s common stock. In March 2007, the Board of Directors amended this plan which allows for the repurchase of up to 150,000 shares. During the first three months of 2008, the Corporation repurchased 107,510 shares of common stock at an average price of $43.95 and 13,000 shares of common stock at an average price of $42.31.
Accumulated other comprehensive income increased $1,644, net of tax, and is a result of an increase in unrealized gains on available-for-sale investment securities.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 9.91% as of March 31, 2008. There are no commitments for significant capital expenditures.
The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at March 31, 2008:

Percentage of Capital to Risk Adjusted Assets

	IBT Bancorp
	March 31, 2008
	Required	Actual

Equity Capital	4.00%	13.0%
Secondary Capital	4.00%	1.3%

Total Capital	8.00%	14.3%

IBT Bancorp’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation’s subsidiary Bank. At March 31, 2008, the Bank exceeded these minimum capital requirements.
Liquidity
The primary sources of the Corporation’s liquidity are cash and cash equivalents, trading securities, and available-for-sale securities. These categories totaled $290,312 or 26.3% of assets as of March 31, 2008 as compared to $263,774 or 27.6% as of December 31, 2007. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Operating activities provided $807 of cash in the first three months of 2008, as compared to $1,660 during the same period in 2007. Net cash provided by financing activities equaled $27,743 and $16,897 in the three month periods ended March 31, 2008 and 2007, respectively. The Corporation’s investing activities used cash amounting to $26,768 in the first three months of 2008 and $22,152 in the same period in 2007. The accumulated effect of the Corporation’s operating, investing, and financing activities provided $1,782 and used $3,595 in the three months ended March 31, 2008 and 2007, respectively.
Ordinarily, the primary source of funds for the Bank is deposits. The Bank emphasizes interest-bearing time deposits as part of its funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, which reduce the Bank’s cost of funds in an effort to expand the customer base.
In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank, some obligations of which have been reported at fair value to mitigate the Corporation’s interest rate risk. The Corporation’s liquidity is considered adequate by the management of the Corporation. The acquisition of Greenville Community Financial Corporation (see Note 2 of Notes to Condensed Consolidated Financial Statements) is not anticipated to materially affect the Corporation’s liquidity.
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
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $110,956 at March 31, 2008. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2008, the Corporation had a total of $5,848 in outstanding standby letters of credit.
Generally, these commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other income producing commercial properties.
Isabella Bank , a subsidiary of the Corporation, sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of the Corporation. The assets of the Foundation as of March 31, 2008 were $1,021.
Forward Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s primary market risks are interest rate risk and, to a lesser extent, liquidity risk. The Corporation has very limited foreign exchange risk and does not utilize interest rate swaps or derivatives in the management of its interest rate risk. The Corporation does have a significant amount of loans extended to borrowers involved in agricultural production. Cash flow and ability to service debt of such customers is largely dependent on growing conditions and the commodity prices for corn, soybeans, sugar beets, milk, beef and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower’s available cash flow to service their debt.
Interest rate risk (“IRR”) is the exposure to the Corporation’s net interest income, its primary source of income, to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. Interest rate risk is the fundamental method by which financial institutions earn income and create shareholder value. Excessive exposure to interest rate risk could pose a significant risk to the Corporation’s earnings and capital.
The Federal Reserve, the Corporation’s primary Federal regulator, has adopted a policy requiring the Board of Directors and senior management to effectively manage the various risks that can have a material impact on the safety and soundness of the Corporation. The risks include credit, interest rate, liquidity, operational, and reputational. The Corporation has policies, procedures and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to the Board of Directors.
The Corporation uses two main techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation’s interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation’s assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates; for residential mortgages the level of sales of used homes; and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation’s cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Saving and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties which discourage early withdrawals. Cash flows may vary based on current offering rates, competition, customer need for deposits, and overall economic activity. As noted above, the Corporation has reclassified a portion of its investment portfolio and its borrowings into trading accounts. Management feels that these practices help it mitigate the volatility of the current interest rate environment.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of March 31, 2008. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	March 31, 2008							Fair Value
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	03/31/08

Rate sensitive assets
Other interest bearing assets	$7,090	$—	$—	$—	$—	$—	$7,090	$7,090
Average interest rates	3.08%	—	—	—	—	—	3.08%
Trading securities	$6,236	$3,760	$3,189	$2,992	$6,730	$8,194	$31,101	$31,101
Average interest rates	2.75%	3.35%	3.02%	3.00%	2.48%	3.79%	3.09%
Fixed interest rate securities	$78,783	$23,240	$12,200	$12,343	$9,946	$95,334	$231,846	$231,846
Average interest rates	5.46%	4.77%	4.65%	3.95%	3.93%	3.95%	4.58%
Fixed interest rate loans	$123,484	$113,012	$105,151	$85,258	$66,347	$73,714	$566,966	$568,900
Average interest rates	6.71%	6.76%	6.89%	7.26%	7.26%	6.58%	6.88%
Variable interest rate loans	$63,748	$23,361	$18,902	$9,804	$12,672	$7,207	$135,694	$135,694
Average interest rates	5.83%	6.36%	6.45%	6.80%	6.44%	7.17%	6.21%

Rate sensitive liabilities
Borrowed funds	$35,667	$20,500	$19,225	$—	$22,000	$25,000	$122,392	$121,962
Average interest rates	2.91%	5.21%	4.84%	—	3.96%	4.11%	4.03%
Savings and NOW accounts	$132,200	$80,558	$85,743	$33,793	$10,642	$—	$342,936	$342,936
Average interest rates	2.30%	0.82%	0.61%	0.79%	0.76%	—	1.33%
Fixed interest rate time deposits	$228,516	$73,392	$49,423	$28,816	$18,735	$638	$399,520	$403,952
Average interest rates	4.32%	4.30%	4.58%	4.82%	4.52%	4.38%	4.39%
Variable interest rate time deposits	$1,175	$679	$4	$—	$—	$—	$1,858	$1,858
Average interest rates	3.07%	2.53%	2.26%	—	—	—	2.87%

	March 31, 2007							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	03/31/07

Rate sensitive assets
Other interest bearing assets	$6,904	$—	$—	$—	$—	$—	$6,904	$6,904
Average interest rates	4.48%	—	—	—	—	—	4.48%
Trading securities	$33,101	$17,634	$3,791	$2,254	$3,330	$17,046	$77,156	$77,156
Average interest rates	3.22%	4.06%	3.90%	3.10%	3.69%	3.60%	3.55%
Fixed interest rate securities	$57,010	$23,285	$18,299	$12,268	$13,032	$26,252	$150,146	$150,146
Average interest rates	4.91%	4.43%	4.46%	4.11%	3.76%	3.60%	4.39%
Fixed interest rate loans	$115,542	$95,250	$104,010	$76,404	$72,648	$35,379	$499,233	$501,358
Average interest rates	6.45%	6.41%	6.47%	6.55%	7.17%	6.25%	6.55%
Variable interest rate loans	$45,879	$14,930	$18,096	$6,446	$3,952	$9,298	$98,601	$98,601
Average interest rates	8.81%	8.47%	8.30%	8.02%	7.48%	6.61%	8.40%

Rate sensitive liabilities
Borrowed funds	$16,575	$8,558	$16,000	$8,256	$2,000	$10,000	$61,389	$61,179
Average interest rates	4.85%	4.39%	5.10%	5.10%	4.90%	4.84%	4.90%
Savings and NOW accounts	$135,238	$69,070	$70,459	$22,023	$7,069	$—	$303,859	$303,859
Average interest rates	3.48%	1.19%	0.67%	0.60%	0.63%	—	2.02%
Fixed interest rate time deposits	$239,345	$38,015	$27,426	$26,217	$17,627	$120	$348,750	$349,040
Average interest rates	4.77%	4.21%	4.29%	4.57%	4.84%	4.57%	4.66%
Variable interest rate time deposits	$6,101	$425	$—	$—	$—	$—	$6,526	$6,526
Average interest rates	4.37%	4.54%	—	—	—	—	4.38%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2008, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in the Corporation’s internal control over financial reporting that materially affected, or is likely to materially effect, the Corporation’s internal control over financial reporting. The Corporation is currently evaluating what changes, if any, might be necessary in internal control arising as a result of the January 1, 2008 acquisition of Greenville Community Financial Corporation.

PART II — OTHER INFORMATION
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(A) None
(B) None
(C) Repurchases of Common Stock
On March 22, 2007, the Board of Directors adopted a repurchase plan which allows for the repurchase of up to 150,000 shares of the Corporation’s common stock. As shares are repurchased under this plan, they are retired and revert back to authorized, but unissued shares. This authorization does not have an expiration date. The following table provides information for the three month period ended March 31, 2008, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, December 31 2007				119,380
January 1 – 31, 2008	17,106	$44.00	17,106	102,274
February 1 – 29, 2008	16,022	44.00	16,022	86,252
March 1 – 31, 2008	74,382	43.92	74,382	11,870

Balance, March 31 2008	107,510	$43.95	107,510	11,870

Item 6 — Exhibits
          (a) Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IBT Bancorp, Inc.

Date: May 7, 2008	/s/ Dennis P. Angner Dennis P. Angner
Chief Executive Officer

/s/ Peggy L. Wheeler Peggy L. Wheeler
Principal Financial Officer