Form 10-Q
period 2008-06-30
ISABELLA BANK CORP
filed 2008-08-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number: 0-18415
Isabella Bank Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2830092

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

200 East Broadway, Mt. Pleasant, MI	48858

(Address of principal executive offices)	(Zip code)
(989) 772-9471

(Registrant’s telephone number, including area code)
IBT Bancorp, Inc.

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (Check One).

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
Common Stock no par value, 7,472,805 as of July 14, 2008

ISABELLA BANK CORPORATION
Index to Form 10-Q

Page Numbers
PART I FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements	3-14

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-31

Item 3 Quantitative and Qualitative Disclosures About Market Risk	32-33

Item 4 Controls and Procedures	34

PART II OTHER INFORMATION

Item 1A Risk Factors	35

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4 Submisson of Matters to a Vote of Securities Holders	35

Item 6 Exhibits	36

Signatures	37

Exhibit 31(a)

Exhibit 31(b)

Exhibit 32
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Section 1350

Item 1 – Condensed Consolidated Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30	December 31
	2008	2007
ASSETS
Cash and demand deposits due from banks	$26,930	$25,583
Trading securities	25,092	25,064
Securities available for sale (amortized cost of $230,304 in 2008 and $212,285 in 2007)	229,568	213,127
Mortgage loans available for sale	464	2,214
Loans
Agricultural	58,954	47,407
Commercial	300,731	238,306
Installment	34,531	29,037
Residential real estate mortgage	326,804	297,937

Total loans	721,020	612,687
Less allowance for loan losses	8,289	7,301

Net loans	712,731	605,386
Accrued interest receivable	6,113	5,948
Premises and equipment	22,471	22,516
Corporate-owned life insurance policies	14,647	13,195
Acquisition intangibles and goodwill, net	48,008	27,010
Equity securities without readily determinable fair values	15,160	7,353
Other assets	12,703	9,886

TOTAL ASSETS	$1,113,887	$957,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$98,508	$84,846
NOW accounts	103,049	105,526
Certificates of deposit and other savings	460,352	410,782
Certificates of deposit over $100,000	147,415	132,319

Total deposits	809,324	733,473
Other borrowed funds ($17,401 carried at fair value in 2008, $7,523 in 2007)	157,570	92,887
Escrow funds payable	—	1,912
Accrued interest and other liabilities	6,881	5,930

Total liabilities	973,775	834,202

Shareholders’ Equity
Common stock — no par value 15,000,000 shares authorized; outstanding— 7,472,805 in 2008 (6,364,120 in 2007)	136,409	116,319
Retained earnings	5,010	7,027
Accumulated other comprehensive loss	(1,307)	(266)

Total shareholders’ equity	140,112	123,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,113,887	$957,282

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

	Six Months Ended
	June 30
	2008	2007
Number of Shares of Common Stock Outstanding
Balance at beginning of period	6,364,120	6,335,861
Common stock dividends	687,599	—
Shares issued in exchange for bank acquisition	514,809	—
Other issuances of common stock	50,116	25,241
Common stock repurchased	(143,839)	(22,734)

Balance end of period	7,472,805	6,338,368

Common Stock
Balance at beginning of period	$116,319	$114,785
Common stock dividends (10%)	30,254	—
Transfer	(28,000)	—
Issuance of common stock in exchange for bank acquisition	22,652	—
Other issuances of common stock	1,156	990
Share-based payment awards under equity compensation plan	286	452
Common stock repurchased	(6,258)	(978)

Balance end of period	136,409	115,249

Retained Earnings
Balance at beginning of period	7,027	4,451
Adjustment to initially apply FASB Statement No. 159, net of tax	—	(1,050)
Adjustment to initially apply EITF 06-4, net of tax	(1,571)	—
Net income	3,618	3,566
Common stock dividends (10%)	(30,254)	—
Transfer	28,000	—
Cash dividends ($0.24 per share in 2008 and $0.22 per share in 2007)	(1,810)	(1,518)

Balance end of period	5,010	5,449

Accumulated Other Comprehensive Loss
Balance at beginning of period	(266)	(3,487)
Adjustment to initially apply fair value provisions of FASB Statement No. 159, net of tax	—	897
Other comprehensive (loss) income	(1,041)	682

Balance end of period	(1,307)	(1,908)

Total shareholders’ equity end of period	$140,112	$118,790

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Interest Income
Loans, including fees	$12,420	$10,875	$24,945	$21,398
Investment securities
Taxable	1,367	897	2,735	1,642
Nontaxable	1,157	919	2,305	1,705
Trading account securities	307	720	635	1,420
Federal funds sold and other	108	128	265	266

Total interest income	15,359	13,539	30,885	26,431

Interest Expense
Deposits	5,043	5,661	10,947	11,247
Borrowings	1,336	893	2,514	1,556

Total interest expense	6,379	6,554	13,461	12,803

Net interest income	8,980	6,985	17,424	13,628
Provision for loan losses	1,593	224	2,800	350

Net interest income after provision for loan losses	7,387	6,761	14,624	13,278

Noninterest Income
Service charges and fees	1,448	1,217	2,678	2,349
Title insurance revenue (Note 2)	—	653	234	1,127
Trust fees	227	228	445	446
Gain on sale of mortgage loans	73	46	157	99
Net loss on trading securities	(485)	(282)	(42)	(57)
Change in the fair value of other borrowings carried at fair market value	239	81	122	83
Other	276	284	701	591

Total noninterest income	1,778	2,227	4,295	4,638

Noninterest Expenses
Compensation and benefits	4,203	3,920	8,537	7,817
Occupancy	493	431	1,021	889
Furniture and equipment	937	847	1,870	1,663
Other	1,708	1,635	3,469	3,268

Total noninterest expenses	7,341	6,833	14,897	13,637
Income before federal income taxes	1,824	2,155	4,022	4,279
Federal income taxes	133	399	404	713

NET INCOME	$1,691	$1,756	$3,618	$3,566

Earnings per share
Basic	$0.23	$0.25	$0.48	$0.51

Diluted	$0.22	$0.25	$0.47	$0.50

Cash dividends per basic share	$0.12	$0.11	$0.24	$0.22

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net Income	$1,691	$1,756	$3,618	$3,566

Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during the period	(4,053)	(2,222)	(1,563)	(2,025)
Reclassification adjustment for net realized (gains) losses included in net income	(15)	—	(15)	30

Net unrealized losses	(4,068)	(2,222)	(1,578)	(1,995)
Tax effect	1,383	754	537	678

Unrealized losses, net of tax	(2,685)	(1,468)	(1,041)	(1,317)

Change in unrecognized actuarial loss of defined benefit pension plan, principally due to curtailment	—	3,029	—	3,029
Tax effect	—	(1,030)	—	(1,030)

Change in unrecognized actuarial loss of defined benefit pension plan, principally due to curtailment, net of tax	—	1,999	—	1,999

Other comprehensive (loss) income, net of tax	(2,685)	531	(1,041)	682

Comprehensive (loss) income	$(994)	$2,287	$2,577	$4,248

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six months ended June 30
	2008	2007
OPERATING ACTIVITIES
Net income	$3,618	$3,566
Reconciliation of net income to cash provided by operations:
Provision for loan losses	2,800	350
Depreciation	1,063	977
Amortization and impairment of mortgage servicing rights	134	105
Amortization of acquisition intangibles	211	142
Net amortization of investment securities	131	77
Realized (gain) loss on sale of available-for-sale investment securities	(15)	30
Unrealized losses on trading securities	42	57
Unrealized gains on borrowings measured at their fair values	(122)	(83)
Earnings on corporate owned life insurance policies	(221)	(208)
Share-based payment awards	286	452
Deferred income tax (expense) benefit	(212)	23
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	5,609	36,005
Loans held for sale	1,750	1,884
Accrued interest receivable	435	322
Other assets	(747)	(3,236)
Escrow funds payable	(46)	1,129
Accrued interest and other liabilities	(1,376)	(228)

Net Cash Provided By Operating Activities	13,340	41,364
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	39,578	34,666
Purchases	(51,406)	(65,358)
Loan principal originations, net	(23,380)	(16,388)
Proceeds from sales of foreclosed assets	905	—
Purchases of premises and equipment	(1,122)	(1,615)
Bank acquisition, net of cash acquired	(9,465)	—
Title company joint venture formation, net of cash exchanged	(4,542)	—
Purchase of corporate owned life insurance policies	(450)	—

Net Cash Used In Investing Activities	(49,882)	(48,695)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest bearing deposits	3,513	(983)
Net decrease in interest bearing deposits	(17,711)	(700)
Net increase in other borrowed funds	58,999	9,003
Cash dividends paid on common stock	(1,810)	(1,518)
Proceeds from the issuance of common stock	1,156	990
Common stock repurchased	(6,258)	(978)

Net Cash Provided By Financing Activities	37,889	5,814

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,347	(1,517)
Cash and cash equivalents at beginning of year	25,583	31,359

CASH AND CASH EQUIVALENTS AT END OF YEAR	$26,930	$29,842

Supplemental cash flows information:
Transfer of foreclosed loans to other real estate owned	$1,450	$242
See notes to condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the fair value reporting election described in Note 6 and the adoption of EITF 06-4 described in Note 7) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2007.
All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.
Effective January 1, 2008, the Corporation acquired Greenville Community Financial Corporation (GCFC). The condensed consolidated financial statements include the results of operations of GCFC since January 1, 2008 (see Note 2). Effective March 1, 2008, the Corporation entered into a joint venture with Corporate Title Agency, LLC. The condensed consolidated financial statements include the results of operations from this new entity since March 1, 2008 (see Note 2). Refer to Management’s Discussion and Analysis for further consideration of the impact of these transactions on the condensed consolidated financial statements.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2007, with the addition of new pronouncements adopted during 2008 (see Note 7).
NOTE 2 — BUSINESS COMBINATION AND JOINT VENTURE FORMATION
Bank Acquisition
On the opening of business on January 1, 2008, Isabella Bank Corporation acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly owned subsidiary of GCFC, merged with and into Isabella Bank (the “Bank”). Under the terms of the merger agreement, each share of GCFC common stock was automatically converted into the right to receive 0.6659 shares of Isabella Bank Corporation common stock and $14.70 per share in cash. Exclusive of the effects of the 10% stock dividend paid February 29, 2008, the Corporation issued 514,809 shares of Isabella Bank Corporation common stock valued at $22,652 and paid a total of $11,365 in cash to GCFC shareholders. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for $564 in transaction costs resulted in a total purchase price of $34,581. The purchase price was determined using the latest transaction price known to management as of November 27, 2007, the date of the merger agreement. The acquisition of Greenville has increased the overall market share for Isabella Bank Corporation in furtherance of the Bank’s strategic plan to pursue certain acquisitions.

The following table summarizes the estimate of the total purchase price of the transaction as well as adjustments to allocate the purchase price based on the preliminary estimates of fair values of the assets and liabilities of GCFC.

		Fair Value
		Adjustments of
		Nonintangible	Fair Value
	Greenville	Net Assets	of Net Assets
	January 1, 2008	Acquired	Acquired
ASSETS
Cash and cash equivalents	$2,339	$—	$2,339
Federal funds sold	125	—	125
Trading securities	5,679	—	5,679
Securities available for sale	6,307	—	6,307
Loans, net	88,613	(398)	88,215
Bank premises and equipment	2,054	194	2,248
Other assets	2,870	—	2,870

Total assets acquired	107,987	(204)	107,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	90,151	(102)	90,049
Other borrowed funds	5,625	181	5,806
Accrued interest and other liabilities	146	—	146

Total liabilities assumed	95,922	79	96,001

Net assets acquired	$12,065	$(283)	11,782

Core deposit intangible			1,480
Goodwill			21,319

Total consideration paid			$34,581

The fair value adjustments of tangible net assets acquired are being amortized over two years using the straight line amortization method. The core deposit intangible is being amortized using a 15 year sum-of-the-years’ digits amortization schedule. Goodwill, which is not amortized, is tested for impairment at least annually. As the acquisition was considered a stock transaction, goodwill is not deductible for federal income tax purposes.
The 2008 interim consolidated statements of income include operating results of GCFC since the date of acquisition.
The unaudited pro forma information presented in the following table has been prepared based on Isabella Bank Corporation’s historical results combined with GCFC. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of the earliest period presented. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future (as adjusted for the 10% stock dividend paid February 29, 2008):

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net interest income	$8,980	$7,846	$17,424	$15,389

Net income	$1,691	$1,966	$3,618	$4,047

Basic earnings per share	$0.23	$0.25	$0.48	$0.52

Title Joint Venture Formation
On March 1, 2008, IBT Title and Insurance Agency, Inc. (IBT Title), a wholly owned subsidiary of Isabella Bank Corporation, merged its assets and liabilities with Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The purpose of this joint venture was to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale. As the Corporation is a 50 percent owner of this new entity, revenues and expenses will now be recorded under the equity method, and as such net income from the joint venture will be included in other income. As of June 30, 2008, the Corporation had a recorded investment of $7,094 in the new entity, which is included in equity securities without readily determinable fair values. The following table summarizes the balance sheet of IBT Title as of March 1, 2008. These amounts were excluded from the balance sheet detail of the Corporation and are now included in investment in equity securities without readily determinable fair values.

IBT Title
March 1, 2008
ASSETS
Cash and cash equivalents	$4,542
Premises and equipment	2,352
Other assets	2,339

Total assets	9,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Escrow funds	$1,866
Other liabilities	194

Total liabilities	2,060
Total equity	7,173

Total liabilities & equity	$9,233

NOTE 3 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted–average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director fee plan.
Earnings per common share have been computed based on the following amounts:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Average number of common shares outstanding for basic calculation*	7,483,362	6,968,227	7,498,925	6,970,588
Potential effect of shares in the Deferred Director fee plan*	184,127	196,974	183,489	196,162

Average number of common shares outstanding used to calculate diluted earnings per common share	7,667,489	7,165,201	7,682,414	7,166,750

*	As adjusted for the 10% stock dividend paid February 29, 2008

NOTE 4 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. In April 2007, the individual bank charters of Isabella Bank and Trust and FSB Bank were consolidated into one bank charter as a part of the Corporation’s strategy to increase efficiencies. As of June 30, 2008 and 2007, retail banking operations represent more than 90 percent of the Corporation’s total assets and operating results. As such, no segment reporting is presented.
NOTE 5 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non-contributory defined benefit pension plan. In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment, which was recognized in the first quarter of 2007, suspended the current participants’ accrued benefits as of March 1, 2007 and limited participation in the plan to eligible employees as of December 31, 2006. As a result of the curtailment, the Corporation recognized a loss of $37 in the first quarter of 2007 in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Due to the curtailment, future salary increases will not be considered and the plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. As a result of the curtailment, the Corporation does not anticipate contributing to the plan in the future.
The components of net periodic benefit (income) cost for the three and six month periods ended June 30 are as follows:

	Pension Benefits
	Three months ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Net periodic benefit (income) cost
Service cost on benefits earned for services rendered during the period	$—	$27	$—	$55
Interest cost on projected benefit obligation	126	131	252	253
Expected return on plan assets	(165)	(159)	(330)	(318)
Amortization of unrecognized prior service cost	—	2	—	2
Amortization of unrecognized actuarial net loss	1	14	2	22

Net periodic benefit (income) cost	(38)	15	(76)	14
(Gain) loss on plan curtailment	—	(3)	—	37

Total net periodic benefit (income) cost	$(38)	$12	$(76)	$51

NOTE 6 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
Fair value is the price that would be expected to be received upon the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.
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

		Fair Value Measurements			Fair Value Measurements
		at June 30, 2008 Using			at June 30, 2007 Using
			Significant			Significant
		Quoted Prices in	Other		Quoted Prices in	Other
	Fair Value	Active Markets for	Observable	Fair Value	Active Markets for	Observable
	Measurements	Identical Assets	Inputs	Measurements	Identical Assets	Inputs
Description	6/30/2008	(Level 1)	(Level 2)	6/30/2007	(Level 1)	(Level 2)
Recurring Items
Trading securities	$25,092	$—	$25,092	$41,777	$2,985	$38,792
Investment securities available for sale	229,568	4,029	225,539	164,201	3,977	160,224
Mortgage loans available for sale	464	—	464	850	—	850
Other borrowed funds	17,401	—	17,401	7,405	—	7,405
Nonrecurring Items
Mortgage servicing rights	2,216	—	2,216	2,191	—	2,191
Other real estate owned	2,540	—	2,540	633	—	633

	Changes in Fair Value for the 3-month Period Ended June 30, 2008			Changes in Fair Value for the 6-month Period Ended
	for Items Measured at Fair Value Pursuant to Election of the Fair			June 30, 2008 for Items Measured at Fair Value
	Value Option			Pursuant to Election of the Fair Value Option
						Total Changes in
						Fair Values
			Total Changes in Fair			Included in
	Trading Gains	Other Gains and	Values Included in Current	Trading Gains	Other Gains	Current Period
Description	and (Losses)	(Losses)	Period Earnings	and (Losses)	and (Losses)	Earnings
Recurring Items
Trading securities	$(485)	$—	$(485)	$(42)	$—	$(42)
Other borrowed funds	—	239	239	—	122	122
Nonrecurring Items
Mortgage servicing rights	—	30	30	—	—	—

			$(216)			$80

	Changes in Fair Value for the 3-month Period Ended June 30, 2007			Changes in Fair Value for the 6-month Period Ended
	for Items Measured at Fair Value Pursuant to Election of the Fair			June 30, 2007 for Items Measured at Fair Value
	Value Option			Pursuant to Election of the Fair Value Option
						Total Changes in
						Fair Values
			Total Changes in Fair			Included in
	Trading Gains	Other Gains and	Values Included in Current	Trading Gains	Other Gains	Current Period
Description	and (Losses)	(Losses)	Period Earnings	and (Losses)	and (Losses)	Earnings
Recurring Items
Trading securities	$(282)	$—	$(282)	$(57)	$—	$(57)
Other borrowed funds	—	81	81	—	83	83
Nonrecurring Items
Mortgage servicing rights	—	1	1	—	—	—
Other real estate owned	—	—	—	—	(26)	(26)

			$(200)			$—

During the first quarter of 2008, the Corporation recorded impairment charges of $30 related to the carrying value of its mortgage servicing rights, in accordance with the provisions of SFAS No. 156, primarily as a result of declines in the rates offered on new residential mortgage loans. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights. However, in the second quarter of 2008, the Corporation reduced the recorded impairment on mortgage servicing rights by $30 as offering rates increased. As such, the net effect of changes in the fair value of the mortgage servicing rights was $0 for the six month period ended June 30, 2008.
During the three month period ended March 31, 2007, in accordance with the provisions of SFAS No. 144, the Corporation recorded an impairment charge of $26 to other real estate owned. The impairment charge was the result of the real estate held declining in value subsequent to the properties being transferred to other real estate.
The activity in the trading portfolio for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Purchases	$2,036	$3,337	$9,710	$3,337
Sales, calls, and maturities	(7,560)	(38,434)	(9,640)	(39,342)

Total	$(5,524)	$(35,097)	$70	$(36,005)

The net loss on trading securities, which includes mark-to-market adjustments, totaled $485 and $282 for the three month periods ended June 30, 2008 and 2007, respectively, and $42 and $57 for the six month periods ended June 30, 2008. Of the $42 of losses incurred during the six month period ended June 30, 2008, $8 relates to securities that were held in the Corporation’s trading portfolio as of June 30, 2008.
The activity in borrowings carried at fair market value for the three and six month periods ended June 30, 2008 and 2007 was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Purchases	$10,000	$—	$10,000	$—

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (SFAS No.163) Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No.60. The objective of SFAS No. 163 is to clarify how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement also requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162 (SFAS No.162) The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not expected to have a significant impact on the Corporation’s consolidated financial statements.
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
In September of 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement, was ratified by the FASB. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. The Corporation has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the condensed consolidated balance sheets. The carrying value was $13,195 at December 31, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation adopted EITF Issue No. 06-4 effective January 1, 2008 and as a result recorded an initial liability of $2,375. To establish this liability, the Corporation recorded a one time charge of $1,571, net of tax, directly to retained earnings at that date. The periodic policy maintenance costs were $17 and $35 for the three and six month periods ended June 30, 2008, respectively.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced Isabella Bank Corporation’s financial performance. This analysis should be read in conjunction with the Corporation’s 2007 annual report and with the unaudited interim condensed consolidated financial statements and notes, as set forth on pages 3 through 14 of this report.
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
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation’s 2007 Annual Report and herein.
Generally accepted accounting principles require the Corporation to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three and six month periods ended June 30, 2008 and 2007. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
INCOME STATEMENT DATA
Net interest income	$8,980	$6,985	$17,424	$13,628
Provision for loan losses	1,593	224	2,800	350
Net income	1,691	1,756	3,618	3,566
PER SHARE DATA
Earnings per share:
Basic	$0.23	$0.25	$0.48	$0.51
Diluted	0.22	0.25	0.47	0.50
Cash dividends per common share	0.12	0.11	0.24	0.22
RATIOS
Average primary capital to average assets	13.71%	13.43%	13.93%	13.43%
Net income to average assets	0.61	0.76	0.66	0.77
Net income to average equity	4.69	5.95	4.98	6.08
Net income to average tangible equity	7.32	7.73	7.68	7.83
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for Isabella Bank Corporation. Interest income includes loan fees of $551 and $962 for the three and six month periods ended June 30, 2008, respectively, as compared to $345 and $576 during the same periods in 2007. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
     (Continued on page 19)

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
Results for the three month periods ended June 30, 2008 and June 30, 2007 are as follows:

	Three Months Ended
	June 30, 2008			June 30, 2007
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans	$711,073	$12,420	6.99%	$601,805	$10,875	7.23%
Taxable investment securities	111,500	1,367	4.90%	64,899	897	5.53%
Nontaxable investment securities	121,079	1,798	5.94%	96,947	1,438	5.93%
Trading account securities	26,976	362	5.37%	63,939	767	4.80%
Federal funds sold	1,166	6	2.06%	4,400	59	5.36%
Other	17,665	102	2.31%	6,248	69	4.42%

Total earning assets	989,459	16,055	6.49%	838,238	14,105	6.73%
NON EARNING ASSETS:
Allowance for loan losses	(8,637)			(7,660)
Cash and due from banks	17,131			20,155
Premises and equipment	22,539			21,364
Accrued income and other assets	84,915			56,015

Total assets	$1,105,407			$928,112

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$113,844	179	0.63%	$110,883	556	2.01%
Savings deposits	220,705	619	1.12%	187,462	1,057	2.26%
Time deposits	395,363	4,245	4.29%	344,549	4,048	4.70%
Other borrowed funds	131,112	1,336	4.08%	76,351	893	4.68%

Total interest bearing liabilities	861,024	6,379	2.96%	719,245	6,554	3.64%
NONINTEREST BEARING LIABILITIES:
Demand deposits	93,868			80,366
Other	6,379			10,450
Shareholders’ equity	144,136			118,051

Total liabilities and equity	$1,105,407			$928,112

Net interest income (FTE)		$9,676			$7,551

Net yield on interest earning assets (FTE)			3.91%			3.60%

     Results for the six month periods ended June 30, 2008 and June 30, 2007 are as follows:

	Six Months Ended
	June 30, 2008			June 30, 2007
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans	$705,538	$24,945	7.07%	$600,444	$21,398	7.13%
Taxable investment securities	104,348	2,735	5.24%	60,685	1,642	5.41%
Nontaxable investment securities	120,351	3,585	5.96%	90,593	2,676	5.91%
Trading account securities	29,595	748	5.05%	70,732	1,512	4.28%
Federal funds sold	3,699	55	2.97%	5,209	139	5.34%
Other	15,497	210	2.71%	5,674	127	4.48%

Total earning assets	979,028	32,278	6.59%	833,337	27,494	6.60%
NON EARNING ASSETS:
Allowance for loan losses	(8,668)			(7,655)
Cash and due from banks	18,918			19,962
Premises and equipment	23,170			21,160
Accrued income and other assets	84,511			55,822

Total assets	$1,096,959			$922,626

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$118,825	557	0.94%	$114,705	1,109	1.93%
Savings deposits	214,572	1,482	1.38%	182,689	1,941	2.12%
Time deposits	399,852	8,908	4.46%	352,093	8,197	4.66%
Other borrowed funds	119,059	2,514	4.22%	65,199	1,556	4.77%

Total interest bearing liabilities	852,308	13,461	3.16%	714,686	12,803	3.58%
NONINTEREST BEARING LIABILITIES:
Demand deposits	92,373			79,853
Other	6,933			10,849
Shareholders’ equity	145,345			117,238

Total liabilities and equity	$1,096,959			$922,626

Net interest income (FTE)		$18,817			$14,691

Net yield on interest earning assets (FTE)			3.84%			3.53%

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

	Three Months Ended			Six Months Ended
	June 30, 2008 compared to			June 30, 2008 compared to
		June 30, 2007			June 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$1,919	$(374)	$1,545	$3,717	$(170)	$3,547
Taxable investment securities	581	(111)	470	1,146	(53)	1,093
Nontaxable investment securities	358	2	360	886	23	909
Trading account securities	(487)	82	(405)	(1,001)	237	(764)
Federal funds sold	(29)	(24)	(53)	(33)	(51)	(84)
Other	78	(45)	33	149	(66)	83

Total changes in interest income	2,420	(470)	1,950	4,864	(80)	4,784

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	14	(391)	(377)	38	(590)	(552)
Savings deposits	163	(601)	(438)	299	(758)	(459)
Time deposits	565	(368)	197	1,076	(365)	711
Other borrowings	571	(128)	443	1,155	(197)	958

Total changes in interest expense	1,313	(1,488)	(175)	2,568	(1,910)	658

Net change in interest margin (FTE)	$1,107	$1,018	$2,125	$2,296	$1,830	$4,126

Net interest income as a percentage of earning assets increased 0.31% during the three and six month periods ended June 30, 2008 when compared to the same periods in 2007. The primary reason for this increase was that in early 2007, the Corporation, as part of a balance sheet management strategy, extended the maturities of interest earning assets, which as interest rates declined in the latter half of 2007, had a positive impact on interest margins as the cost of funding sources decreased more rapidly than the rates earned on interest earning assets. Another contributing factor for the increase in margins was a result of the continued shift in the loan portfolio toward higher yielding commercial loans from lower yielding residential mortgage loans.
The total volume and rate variances resulted in net increases in net FTE interest margin of $1,107 related to volume, which was primarily the result of the acquisition of Greenville Community Financial Corporation (See Note 2) and $1,018 related to rates, when the three month period ended June 30, 2008 is compared to the same period in 2007. During the six month period ended June 30, 2008, variances in volume provided $2,296 of additional net FTE interest margin and variances in rates provided $1,830 of additional interest margin when the six month period ended June 30, 2008 is compared to the same period in 2007.
The yield curve began to normalize during the third quarter of 2007, primarily as a result of a 0.50% decrease in the federal funds target rate, resulting in lower short term interest rates. The yield curve further normalized during the fourth quarter of 2007 and during the first six months of 2008 as a result of further rate cuts by the Federal Reserve. In total, the national prime rate has decreased 3.25% since the second quarter of 2007.
The Corporation’s balance sheet is currently well positioned to protect interest margins in a decreasing rate environment, as it is currently liability sensitive. However, management believes the Federal Reserve will, due to inflationary concerns, begin increasing interest rates in the coming year. Given the current liability sensitivity of the Corporation’s balance sheet and the current interest rate environment (which encourages depositors to invest in the short term and loan customers to borrow in the long term), the Corporation’s balance sheet has the potential to continue to be liability sensitive. To help mitigate the potential negative effects of the expected increases in interest rates, management has employed a new balance sheet management strategy, which includes borrowing long term fixed rate Federal Home Loan Bank advances, limiting purchases of investments to short term maturities, and changing the current fed funds purchase position to a sold position. The combination of these actions is expected to decrease current interest margins in the near term, but will provide protection if interest rates do increase in future periods.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 64.7% of the Corporation’s total assets and is the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the six month periods ended June 30, 2008 and 2007.

	Six Months Ended
	June 30
	2008	2007
Allowance for loan losses — January 1	$7,301	$7,605
Allowance of acquired bank	822	—
Loans charged off
Commercial and agricultural	973	26
Real estate mortgage	1,558	125
Consumer	390	301

Total loans charged off	2,921	452
Recoveries
Commercial and agricultural	56	79
Real estate mortgage	84	3
Consumer	147	159

Total recoveries	287	241

Net loans charged off	2,634	211
Provision charged to income	2,800	350

Allowance for loan losses — June 30	$8,289	$7,744

Year to date average loans	$705,538	$600,444

Net loans charged off to average loans outstanding	0.37%	0.04%

Total amount of loans outstanding at June 30	$721,020	$607,219

Allowance for loan losses as a % of loans	1.15%	1.28%

The allowance for loan losses as a percentage of loans has decreased from 1.28% as of June 30, 2007 to 1.15% as of June 30, 2008. The provision for loan losses was increased by $2,450 in 2008. This increase in the provision was the result of the increased level of net loans charged off as well as management’s knowledge of current economic conditions. The Corporation has experienced an increase in foreclosed loans and an increase in loans charged off due mainly to the downturn in the residential real estate mortgage market, which has also resulted in a significant increase in other real estate owned.
The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by both the media and banking regulators. Based on information provided by The Mortgage Bankers Association, the increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. Additionally, a substantial portion of sub-prime adjustable rate mortgages are scheduled to reset at higher rates throughout the remainder of 2008. As a result of the rates resetting on these mortgages, it is expected that troubled sub-prime loans nationally will increase substantially through the end of 2008. While Isabella Bank does not hold sub-prime mortgage loans, the difficulties experienced in the sub-prime market have adversely impacted the entire market, and thus the overall credit quality of the Bank’s residential mortgage portfolio. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in a continued increase in the inventory of unsold homes. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors is expected to further reduce average home values and thus homeowner’s equity on a national level.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation and US Bank. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub-prime or financed loans for more than 80% of market value unless insured by private third party insurance.
NONPERFORMING ASSETS

	June 30
	2008	2007

Nonaccrual loans	$6,437	$4,409
Accruing loans past due 90 days or more	2,257	2,212
Restructured loans	685	688

Total nonperforming loans	9,379	7,309
Other real estate owned	2,540	633
Repossessed assets	96	—

Total nonperperforming assets	$12,015	$7,942

Nonperforming loans as a % of total loans	1.30%	1.20%

Nonperforming assets as a % of total assets	1.08%	0.86%

Due to the aforementioned residential real estate market difficulties being experienced, the Corporation has increased its efforts to identify potential problem loans. Residential real estate loans are placed in nonaccrual status when the foreclosure process has begun, unless there is an abundance of collateral. Additionally, these loans are charged down to their estimated net realizable value when placed on nonaccrual. Historically, residential real estate loans were placed in nonaccrual status upon reaching the beginning of the legally mandated borrower redemption period, which is typically six months. Chargeoffs of any expected deficiency were previously done at the end of the six month redemption period. These increased efforts have had a significant impact on the increase in loans classified as nonaccrual as well as the increase in gross chargeoffs in the first six months of 2008.
The increase in the Corporation’s nonperforming loans is primarily related to the current market difficulties previously discussed. The majority of the increase in other real estate owned is related to two properties, which total $1,170 as of June 30, 2008. Based on management’s analysis of the allowance for loan losses, the current allowance falls within the acceptable range and, therefore, the allowance for loan losses is considered adequate as of June 30, 2008.
Management has devoted considerable attention to identifying loans for which losses are possible adjusting the value of these loans to their current net realizable values. To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. A continued decline in residential real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.

NONINTEREST INCOME AND EXPENSES
The following discussions of noninterest income and noninterest expenses have been adjusted for the acquisition of Greenville Community Financial Corporation (“GCFC”) on January 1, 2008 to make the line items this quarter more comparable with the corresponding prior period numbers.
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended
	June 30
	2008			2007
			Adjusted		Adjusted Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Service charges and fee income
NSF and overdraft fees	$833	$83	$750	$731	$19	2.6%
Freddie Mac servicing fee	157	—	157	158	(1)	-0.6%
ATM and debit card fees	266	13	253	199	54	27.1%
Service charges on deposit accounts	95	9	86	83	3	3.6%
Net OMSR income	60	—	60	5	55	1100.0%
All other	37	2	35	41	(6)	-14.6%

Total service charges and fees	1,448	107	1,341	1,217	124	10.2%
Title insurance revenue	—	—	—	653	(653)	-100.0%
Trust fees	227	—	227	228	(1)	-0.4%
Gain on sale of mortgage loans	73	11	62	46	16	34.8%
Net loss on trading securities	(485)	—	(485)	(282)	(203)	-72.0%
Change in the fair value of other borrowings carried at fair market value	239	—	239	81	158	195.1%
Other
Increase in cash value of corporate owned life insurance policies	96	3	93	105	(12)	-11.4%
Brokerage and advisory fees	130	16	114	61	53	86.9%
Gain on sale of investment securities	15	—	15	—	15	100.0%
All other	35	8	27	118	(91)	-77.1%

Total other	276	27	249	284	(35)	-12.3%

Total noninterest income	$1,778	$145	$1,633	$2,227	$(594)	-26.7%

	Six Months Ended
	June 30
	2008			2007
			Adjusted		Adjusted Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Service charges and fee income
NSF and overdraft fees	$1,608	$144	$1,464	$1,409	$55	3.9%
Freddie Mac servicing fee	313	—	313	314	(1)	-0.3%
ATM and debit card fees	478	21	457	340	117	34.4%
Service charges on deposit accounts	185	24	161	166	(5)	-3.0%
Net OMSR income	18	—	18	36	(18)	-50.0%
All other	76	12	64	84	(20)	-23.8%

Total service charges and fees	2,678	201	2,477	2,349	128	5.4%
Title insurance revenue	234	—	234	1,127	(893)	-79.2%
Trust fees	445	—	445	446	(1)	-0.2%
Gain on sale of mortgage loans	157	34	123	99	24	24.2%
Net (loss) gain on trading securities	(42)	9	(51)	(57)	6	10.5%
Change in the fair value of other borrowings carried at fair market value	122	—	122	83	39	47.0%
Other
Increase in cash value of corporate owned life insurance policies	221	12	209	210	(1)	-0.5%
Brokerage and advisory fees	259	26	233	125	108	86.4%
Gain (loss) on sale of investment securities	15	—	15	(30)	45	150.0%
All other	206	15	191	286	(95)	-33.2%

Total other	701	53	648	591	57	9.6%

Total noninterest income	$4,295	$297	$3,998	$4,638	$(640)	-13.8%

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
The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by the Bank’s customers. Management expects ATM and debit card fees to approximate current levels for the remainder of the year.
The decline in net OMSR (originated mortgage servicing rights) income for the first six months of 2008 was the result of increases in amortization expense. This increase in amortization was the result of the estimated lives on the mortgage loans serviced decreasing, which was driven by decreases in the rates offered on new loans in the later part of the first quarter 2008. This temporary decline in rates also helped increase the gain on sale of mortgage loans. However, towards the end of the second quarter of 2008, rates increased which decreased demand for mortgage products and increased the value of servicing portfolio for the quarter ended June 30, 2008.
Title insurance fees have decreased as a result of IBT Title and Insurance Agency’s merger with Corporate Tile on March 1, 2008 (See Note 2 of Notes to Condensed Consolidated Financial Statements).
The large increase in net loss on trading securities during the last three months was primarily related to municipal investment securities. The reason for the large increase in loss in this sector was related to the downgrading of the two largest bond insurers from AAA to AA in June 2008. These downgrades have caused the market to demand higher returns on insured bonds, which has resulted in declines in the value of the Corporation’s municipal bond portfolio, as the majority of the portfolio is insured. Offsetting the losses on trading securities were gains on other borrowings carried at fair market value as there is an inverse relationship between the changes in the value of investments and borrowings. Management does expect trading gains as well as fair value losses on other borrowed funds to stabilize throughout the remainder of 2008.
The first six months of 2008 have been some of the most productive months in the Corporation’s history for brokerage and advisory services. These results are due to an increase in customer base and a conscious effort by management to expand the Bank’s presence in the local market. The Corporation anticipates this trend to continue throughout the rest of the year.

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
Noninterest Expenses
Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended
	June 30
	2008			2007	Adjusted
			Adjusted		Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Compensation
Leased employee salaries	$3,002	$296	$2,706	$2,824	$(118)	-4.2%
Leased employee benefits	1,137	91	1,046	1,059	(13)	-1.2%
All other	64	14	50	37	13	35.1%

Total compensation	4,203	401	3,802	3,920	(118)	-3.0%

Occupancy
Depreciation	124	16	108	114	(6)	-5.3%
Outside services	120	32	88	90	(2)	-2.2%
Property taxes	113	8	105	90	15	16.7%
Utilities	85	6	79	80	(1)	-1.3%
Building repairs	39	3	36	31	5	16.1%
All other	12	—	12	26	(14)	-53.8%

Total occupancy	493	65	428	431	(3)	-0.7%

Furniture and equipment
Depreciation	409	24	385	381	4	1.0%
Computer costs	388	68	320	321	(1)	-0.3%
ATM and debit card	137	3	134	126	8	6.3%
All other	3	1	2	19	(17)	-89.5%

Total furniture and equipment	937	96	841	847	(6)	-0.7%

Other
Audit and SOX compliance fees	75	3	72	97	(25)	-25.8%
Marketing	212	9	203	182	21	11.5%
Directors fees	224	25	199	199	—	0.0%
Printing and supplies	109	7	102	96	6	6.3%
Education and travel	131	19	112	131	(19)	-14.5%
Postage and freight	127	8	119	113	6	5.3%
All other	830	110	720	817	(97)	-11.9%

Total other	1,708	181	1,527	1,635	(108)	-6.6%

Total noninterest expenses	$7,341	$743	$6,598	$6,833	$(235)	-3.4%

	Six Months Ended
	June 30
	2008			2007	Adjusted
			Adjusted		Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Compensation
Leased employee salaries	$6,153	$590	$5,563	$5,597	$(34)	-0.6%
Leased employee benefits	2,259	183	2,076	2,140	(64)	-3.0%
All other	125	28	97	80	17	21.3%

Total compensation	8,537	801	7,736	7,817	(81)	-1.0%

Occupancy
Depreciation	252	32	220	224	(4)	-1.8%
Outside services	239	58	181	177	4	2.3%
Property taxes	231	16	215	183	32	17.5%
Utilities	190	13	177	180	(3)	-1.7%
Building repairs	77	8	69	68	1	1.5%
All other	32	2	30	57	(27)	-47.4%

Total occupancy	1,021	129	892	889	3	0.3%

Furniture and equipment
Depreciation	811	48	763	753	10	1.3%
Computer costs	781	176	605	664	(59)	-8.9%
ATM and debit card	257	8	249	210	39	18.6%
All other	21	5	16	36	(20)	-55.6%

Total furniture and equipment	1,870	237	1,633	1,663	(30)	-1.8%

Other
Audit and SOX compliance fees	239	6	233	295	(62)	-21.0%
Marketing	439	27	412	356	56	15.7%
Directors fees	449	50	399	393	6	1.5%
Printing and supplies	225	16	209	199	10	5.0%
Education and travel	210	27	183	239	(56)	-23.4%
Postage and freight	242	21	221	226	(5)	-2.2%
All other	1,665	246	1,419	1,560	(141)	-9.0%

Total other	3,469	393	3,076	3,268	(192)	-5.9%

Total noninterest expenses	$14,897	$1,560	$13,337	$13,637	$(300)	-2.2%

Leased employee salaries and benefit expenses have decreased as a result of the new joint venture entered into during the first quarter of 2008 (See Note 2). Leased employee benefits have also decreased as a result of the Corporation curtailing its defined benefit pension plan in 2007. Exclusive of the effects of this joint venture, leased employee salaries and benefit expenses have increased due to annual merit increases and the continued growth of the Corporation. Management believes that leased employee salary and benefit expenses will approximate current levels for the remainder of 2008.
Exclusive of the increase in property taxes and ATM and debit card expenses, which was related to increased usage of debit cards by the Bank’s customers, occupancy expenses and furniture and equipment expenses have decreased since 2007. These decreases are a result of IBT Title and Insurance Agency’s merger with Corporate Title, Inc. on March 1, 2008 (See Note 2 of Notes to Condensed Consolidated Financial Statements).
The increase in property taxes is related to the Corporation purchasing two new locations as well as increases in the taxable value of other branch locations due to improvements. Property taxes are anticipated to approximate current levels for the remainder of 2008.
Management has been diligently working to decrease audit and Sarbanes Oxley (SOX) compliance fees. These fees have steadily declined over the past few years as a result of the centralization of corporate processes.

Marketing expenses include costs incurred to develop a new brand for the Bank and Corporation, which was publically presented in April 2008. As this process will be ongoing throughout much of 2008, marketing expenses are expected to remain at current levels for the remainder of the year.
The Corporation places a strong emphasis on continuing education for its employees as it is believed that an investment in employees today will pay dividends for years to come. These educational programs help provide team members with a competitive edge in the market place. During the first three months of 2007, the Corporation offered structured leadership training to its employees. This program was designed to help develop and optimize the communication skills of its participants. There were no leadership classes during the first six months of 2008, but management will continue to monitor the need for additional continuing education in the future.
All other expenses include consulting fees, legal fees, title insurance expenses, as well as other miscellaneous expenses, none of which are individually significant, have declined due to management’s diligence in monitoring and controlling expenditures.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	June 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
ASSETS
Cash and demand deposits due from banks	$26,930	$25,583	$1,347	5.3%
Trading securities	25,092	25,064	28	0.1%
Securities available for sale	229,568	213,127	16,441	7.7%
Mortgage loans available for sale	464	2,214	(1,750)	-79.0%
Loans	721,020	612,687	108,333	17.7%
Allowance for loan losses	(8,289)	(7,301)	(988)	13.5%
Bank premises and equipment	22,471	22,516	(45)	-0.2%
Equity securities without readily determinable fair values	15,160	7,353	7,807	106.2%
Other assets	81,471	56,039	25,432	45.4%

TOTAL ASSETS	$1,113,887	$957,282	$156,605	16.4%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$809,324	$733,473	$75,851	10.3%
Other borrowed funds	157,570	92,887	64,683	69.6%
Escrow funds payable	—	1,912	(1,912)	-100.0%
Accrued interest and other liabilities	6,881	5,930	951	16.0%

Total liabilities	973,775	834,202	139,573	16.7%
Shareholders’ equity	140,112	123,080	17,032	13.8%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,113,887	$957,282	$156,605	16.4%

Excluding the effects of the GCFC merger:

	June 30
	2008	December 31		% Change
	(w/o GCFC)	2007	$ Change	(unannualized)
ASSETS
Cash and demand deposits due from banks	$20,691	$25,583	$(4,892)	-19.1%
Trading securities	25,092	25,064	28	0.1%
Securities available for sale	227,611	213,127	14,484	6.8%
Mortgage loans available for sale	425	2,214	(1,789)	-80.8%
Loans	630,788	612,687	18,101	3.0%
Allowance for loan losses	(7,405)	(7,301)	(104)	1.4%
Bank premises and equipment	20,441	22,516	(2,075)	-9.2%
Equity securities without readily determinable fair values	15,160	7,353	7,807	106.2%
Other assets	56,572	56,039	533	1.0%

TOTAL ASSETS	$989,375	$957,282	$32,093	3.4%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$736,370	$733,473	$2,897	0.4%
Other borrowed funds	128,885	92,887	35,998	38.8%
Escrow funds payable	—	1,912	(1,912)	-100.0%
Accrued interest and other liabilities	6,660	5,930	730	12.3%

Total liabilities	871,915	834,202	37,713	4.5%
Shareholders’ equity	117,460	123,080	(5,620)	-4.6%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$989,375	$957,282	$32,093	3.4%

The increase in securities available for sale is related to purchases of mortgage backed securities, which are issued by US Government sponsored agencies.
The large increase in equity securities without readily determinable fair values was the result of the merger between IBT Title and Insurance Agency and Corporate Title Agency, LLC (see Note 2 of Notes to Condensed Consolidated Financial Statements). As a result of this transaction, the Corporation is now recording its investment in the new entity as a joint venture under the equity method of accounting. As of June 30, 2008, the Corporation had an investment recorded in the amount of $7,094.
The increase in other borrowed funds was primarily used to help fund common stock repurchases of $6,258 and a $2,500 investment in CT/IBT Title as part of the joint venture agreement. The remainder of these funds were used to purchase investment securities and fund loan growth. Management does anticipate that other borrowed funds will fluctuate based upon its funding needs throughout 2008.
The significant increase in accrued interest and other liabilities is the result of the Corporation’s adoption of EITF 06-4. As a result of the adoption of this pronouncement, the Corporation recorded an initial liability of $2,375 (see Note 7 of Notes to Condensed Consolidated Financial Statements).
The majority of the decrease in premises and equipment and escrow funds payable are a result of the merger of assets and liabilities between IBT Title and Insurance Agency and Corporate Title Agency, LLC (see Note 2 of Notes to Condensed Consolidated Financial Statements), resulting in a reduction in such assets and liabilities.
The decline in shareholders’ equity is primarily related to the Corporation repurchasing and retiring $6,258 of its common stock during the six months of 2008 pursuant to its previously announced repurchase program.

The following table outlines the changes in the loan portfolio:

	June 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Commercial	$300,731	$238,306	$62,425	26.2%
Agricultural	58,954	47,407	11,547	24.4%
Residential real estate mortgage	326,804	297,937	28,867	9.7%
Installment	34,531	29,037	5,494	18.9%

Total gross loans	$721,020	$612,687	$108,333	17.7%

Excluding the effects of the GCFC merger:

	June 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Commercial	$255,520	$238,306	$17,214	7.2%
Agricultural	57,802	47,407	10,395	21.9%
Residential real estate mortgage	289,650	297,937	(8,287)	-2.8%
Installment	27,816	29,037	(1,221)	-4.2%

Total gross loans	$630,788	$612,687	$18,101	3.0%

As shown in the above table, management has been successful in increasing the commercial and agricultural loan portfolios and this trend is expected to continue throughout 2008.
Exclusive of the effects of the GCFC merger, residential real estate mortgage loans have declined as a result of the continued soft mortgage market in Michigan. However, the Corporation does anticipate that residential real estate mortgages may increase moderately during the remainder of 2008. Excluding the effects of the GCFC merger, the installment loan portfolio has been steadily decreasing over the past few years as a result of increased competition. Management anticipates the installment loan portfolio to remain stable throughout the remainder of 2008.
The following table outlines the changes in the deposit portfolio:

	June 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Noninterest bearing demand deposits	$98,508	$84,846	$13,662	16.1%
Interest bearing demand deposits	103,049	105,526	(2,477)	-2.3%
Savings deposits	216,231	196,682	19,549	9.9%
Certificates of deposit	344,234	311,976	32,258	10.3%
Brokered certificates of deposit	33,854	28,197	5,657	20.1%
Internet certificates of deposit	13,448	6,246	7,202	115.3%

Total	$809,324	$733,473	$75,851	10.3%

Excluding the effects of the Greenville merger:

	June 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Noninterest bearing demand deposits	$86,576	$84,846	$1,730	2.0%
Interest bearing demand deposits	93,549	105,526	(11,977)	-11.3%
Savings deposits	205,521	196,682	8,839	4.5%
Certificates of deposit	303,422	311,976	(8,554)	-2.7%
Brokered certificates of deposit	24,854	28,197	(3,343)	-11.9%
Internet certificates of deposit	5,448	6,246	(798)	-12.8%

Total	$719,370	$733,473	$(14,103)	-1.9%

As shown in the preceding table total deposits have declined slightly since year end, excluding the effects of the GCFC merger. As a result of these declines, the Corporation has had to rely on additional borrowings to fund its loan growth and other funding needs.
Capital
The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 50,116 shares or $1,156 of common stock during the first six months of 2008, as compared to 25,241 shares or $990 of common stock as of the same period in 2007. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $286 and $452 during the six month periods ending June 30, 2008 and 2007, respectively.
In October 2002, the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation’s common stock. In March 2007, the Board of Directors amended this plan which allows for the repurchase of up to 150,000 shares and further amended this plan in May 2008, to allow for the repurchase of an additional 25,000 shares. During the first six months of 2008 and 2007, the Corporation repurchased 143,839 shares of common stock at an average price of $43.51 and 22,734 shares of common stock at an average price of $43.02, respectively.
Accumulated other comprehensive loss increased $1,041 for the six month period ended June 30, 2008, net of tax, and is a result of a unrealized losses on available-for-sale investment securities, of which a substantial portion was related to a significant decline in the value of the Corporation’s municipal bond portfolio. The reason for the large decline in this sector was related to the downgrading of the two largest bond insurers from AAA to AA in June 2008. These downgrades have caused the market to demand higher returns on insured bonds, which has resulted in declines in the value of the Corporation’s municipal bond portfolio, as the majority of the portfolio is insured. Management has reviewed the credit quality of its municipal bond portfolio and believes that there are no losses that are other than temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 9.49% as of June 30, 2008. There are no commitments for significant capital expenditures.
The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at June 30, 2008:

Percentage of Capital to Risk Adjusted Assets

	Isabella Bank Corporation
	June 30, 2008
	Required	Actual
Equity Capital	4.00%	12.85%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	14.10%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation’s subsidiary Bank. At June 30, 2008, the Bank exceeded these minimum capital requirements.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, trading securities, and available-for-sale securities. These categories totaled $281,590 or 25.3% of assets as of June 30, 2008 as compared to $263,774 or 27.6% as of December 31, 2007. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Operating activities provided $13,340 of cash in the first six months of 2008, as compared to $41,364 during the same period in 2007. The reduction in cash provided by operating activities, when the first six months of 2008 are compared to 2007, was the result of the Corporation reducing its trading portfolio by $5,609 in 2008 as compared to $36,005 in 2007. Net cash provided by financing activities equaled $37,889 and $5,814 in the six month periods ended June 30, 2008 and 2007, respectively. The Corporation’s investing activities used cash amounting to $49,882 in the first six months of 2008 and $48,695 in the same period in 2007. The accumulated effect of the Corporation’s operating, investing, and financing activities provided $1,347 and used $1,517 in the six months ended June 30, 2008 and 2007, respectively.
Historically, the primary source of funds for the Bank has been deposits. The Bank emphasizes interest-bearing time deposits as part of its funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, which reduce the Bank’s cost of funds in an effort to expand the customer base. However, as the competition for borrowings continues to increase, the Corporation has become more dependent on borrowings and other noncore funding sources to fund its growth.
In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market and at both the Federal Reserve Bank and the Federal Home Loan Bank, some obligations of which have been reported at fair value to mitigate the Corporation’s interest rate risk. The Corporation’s liquidity is considered adequate by the management of the Corporation. The acquisition of Greenville Community Financial Corporation (see Note 2 of Notes to Condensed Consolidated Financial Statements) did not materially affect the Corporation’s liquidity.
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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $133,733 at June 30, 2008. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2008, the Corporation had a total of $5,805 in outstanding standby letters of credit.
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
Isabella Bank , a subsidiary of the Corporation, sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of the Corporation. The assets of the Foundation as of June 30, 2008 were $1,004.
Forward Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in the Corporation’s market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.

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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of June 30, 2008. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	June 30, 2008							Fair Value
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	06/30/08
Rate sensitive assets
Other interest bearing assets	$1,363	$—	$—	$—	$—	$—	$1,363	$1,363
Average interest rates	2.87%	—	—	—	—	—	2.87%
Trading securities	$6,389	$4,213	$3,742	$2,805	$3,435	$4,508	$25,092	$25,092
Average interest rates	4.46%	4.00%	3.90%	3.53%	4.02%	3.46%	3.96%
Fixed interest rate securities	$71,322	$25,009	$14,106	$14,390	$19,348	$85,393	$229,568	$229,568
Average interest rates	5.15%	5.03%	4.29%	4.09%	3.89%	3.93%	4.46%
Fixed interest rate loans	$136,998	$111,417	$103,864	$75,469	$72,417	$65,784	$565,949	$567,191
Average interest rates	6.69%	6.86%	6.83%	7.27%	6.86%	6.23%	6.79%
Variable interest rate loans	$64,051	$28,036	$15,208	$7,994	$20,719	$19,063	$155,071	$155,071
Average interest rates	5.76%	5.62%	6.29%	6.53%	5.83%	6.78%	5.96%

Rate sensitive liabilities
Borrowed funds	$50,845	$23,500	$16,225	$15,000	$17,000	$35,000	$157,570	$156,104
Average interest rates	3.05%	4.55%	4.98%	4.30%	3.74%	4.21%	3.92%
Savings and NOW accounts	$148,435	$69,962	$72,743	$23,200	$4,940	$—	$319,280	$319,280
Average interest rates	1.48%	0.47%	0.36%	0.34%	0.53%	—	0.91%
Fixed interest rate time deposits	$241,212	$64,630	$37,010	$26,458	$19,359	$987	$389,656	$388,589
Average interest rates	3.86%	4.31%	4.57%	4.75%	4.32%	3.80%	4.09%
Variable interest rate time deposits	$1,343	$533	$4	$—	$—	$—	$1,880	$1,880
Average interest rates	2.94%	2.41%	2.37%	—	—	—	2.79%

	June 30, 2007							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	06/30/07
Rate sensitive assets
Other interest bearing assets	$7,516	$—	$—	$—	$—	$—	$7,516	$7,516
Average interest rates	4.36%	—	—	—	—	—	4.36%
Trading securities	$13,293	$4,391	$1,431	$3,910	$4,714	$14,038	$41,777	$41,777
Average interest rates	5.31%	5.83%	5.53%	5.03%	4.90%	4.68%	5.09%
Fixed interest rate securities	$47,925	$12,018	$13,337	$13,668	$12,562	$64,691	$164,201	$164,201
Average interest rates	4.81%	4.62%	4.79%	4.46%	4.82%	3.69%	4.32%
Fixed interest rate loans	$114,424	$112,962	$107,153	$84,571	$67,582	$31,217	$517,909	$519,551
Average interest rates	6.74%	6.57%	6.71%	6.79%	7.31%	6.26%	6.75%
Variable interest rate loans	$52,710	$13,359	$16,478	$3,092	$2,356	$1,315	$89,310	$89,310
Average interest rates	8.13%	8.27%	8.57%	7.97%	7.50%	6.89%	8.19%

Rate sensitive liabilities
Borrowed funds	$10,562	$17,558	$12,000	$3,256	$10,000	$14,000	$67,376	$66,222
Average interest rates	4.74%	5.13%	4.82%	5.94%	4.41%	4.84%	4.89%
Savings and NOW accounts	$133,090	$73,898	$68,527	$16,866	$—	$—	$292,381	$292,381
Average interest rates	3.48%	1.17%	0.75%	0.67%	—	—	2.09%
Fixed interest rate time deposits	$227,793	$58,661	$28,461	$14,873	$11,964	$263	$342,015	$349,020
Average interest rates	4.48%	4.36%	4.45%	4.57%	4.84%	4.84%	4.47%
Variable interest rate time deposits	$1,910	$4,932	$—	$—	$—	$—	$6,842	$6,842
Average interest rates	2.97%	4.36%	—	—	—	—	3.97%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2008, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
On March 22, 2007, the Board of Directors adopted a repurchase plan which allows for the repurchase of up to 150,000 shares of the Corporation’s common stock. This plan was amended to allow for the repurchase of an additional 25,000 shares in May 2008. This authorization does not have an expiration date. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended June 30, 2008, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plan or Program

Balance, March 31 2008				11,870
April 1 - 30, 2008	9,220	$40.89	9,220	2,650
May 1 - 28	2,220	44.00	2,220	430
Additional authorization	—	—	—	25,430
May 29 - 31	—	—	—	25,430
June 1 - 30, 2008	24,889	44.00	24,889	541

Balance, June 30 2008	36,329	$43.21	36,329	541

Item 4 — Submission of Matters to a Vote of Securities Holders
The registrant’s annual meeting of shareholders was held on May 13, 2008. At the meeting the shareholders voted upon the following matters:
1.	Election of Directors to terms ending 2011:

	For	Witheld
Richard J. Barz	5,434,463	40,183
Sanda L. Caul	5,407,826	66,820
W. Michael McGuire	5,439,934	34,712
The terms of the following directors continued after the meeting:

James C. Fabiano	W. Joseph Manifold
Dennis P. Angner	William J. Strickler
Ted W. Kortes	Dale Weburg
David J. Maness

2.	To approve the amendment of the Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 15,000,000:

For	Opposed	Abstain
5,104,184	188,513	151,545
3.	To approve the amendment of the Articles of Incorporation to change the name of the Corporation from IBT Bancorp, Inc. to Isabella Bank Corporation:

For	Opposed	Abstain
5,266,669	74,415	103,153
Item 6 — Exhibits
(a)	Exhibits
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: August 4, 2008	/s/ Dennis P. Angner
Dennis P. Angner
Chief Executive Officer

/s/ Peggy L. Wheeler
Peggy L. Wheeler
Principal Financial Officer