Form 10-Q
period 2008-09-30
ISABELLA BANK CORP
filed 2008-11-10
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number: 0-18415
Isabella Bank Corporation

(Exact name of registrant as specified in its charter)

Michigan	38-2830092

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

200 East Broadway, Mt. Pleasant, MI	48858

(Address of principal executive offices)	(Zip code)
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock no par value, 7,481,776 as of October 15, 2008

ISABELLA BANK CORPORATION
Index to Form 10-Q

		Page Numbers

PART I FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements (Unaudited)	3-16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-33

Item 3	Quantitative and Qualitative Disclosures About Market Risk	34-35

Item 4	Controls and Procedures	36

PART II OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 1A	Risk Factors	37

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6	Exhibits	37

Signatures		38

Exhibit 31(a)		39

Exhibit 31(b)		40

Exhibit 32		41
EXHIBIT 31.A
EXHIBIT 31.B
EXHIBIT 32

Item 1 — Condensed Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30	December 31
	2008	2007
ASSETS
Cash and demand deposits due from banks	$23,831	$25,583
Trading securities	22,628	25,064
Available-for-sale securities (amortized cost of $234,871 in 2008 and $212,285 in 2007)	231,821	213,127
Mortgage loans available for sale	706	2,214
Loans
Agricultural	60,750	47,407
Commercial	312,560	238,306
Installment	34,122	29,037
Residential real estate mortgage	323,431	297,937

Total loans	730,863	612,687
Less allowance for loan losses	8,797	7,301

Net loans	722,066	605,386
Accrued interest receivable	6,886	5,948
Premises and equipment	22,176	22,516
Corporate-owned life insurance policies	15,611	13,195
Acquisition intangibles and goodwill, net	47,903	27,010
Equity securities without readily determinable fair values	15,930	7,353
Other assets	13,737	9,886

TOTAL ASSETS	$1,123,295	$957,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$96,199	$84,846
NOW accounts	115,099	105,526
Certificates of deposit and other savings	463,228	410,782
Certificates of deposit over $100,000	144,460	132,319

Total deposits	818,986	733,473
Other borrowed funds ($22,219 carried at fair value in 2008, $7,523 in 2007)	156,991	92,887
Escrow funds payable	—	1,912
Accrued interest and other liabilities	6,798	5,930

Total liabilities	982,775	834,202
Shareholders’ Equity Common stock — no par value 15,000,000 shares authorized; outstanding— 7,481,776 in 2008 (6,364,120 in 2007)	136,718	116,319
Retained earnings	6,636	7,027
Accumulated other comprehensive loss	(2,834)	(266)

Total shareholders’ equity	140,520	123,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,295	$957,282

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

	Nine Months Ended
	September 30
	2008	2007
Number of Shares of Common Stock Outstanding
Balance at beginning of period	6,364,120	6,335,861
Common stock dividends	687,599	—
Shares issued in exchange for bank acquisition	514,809	—
Other issuances of common stock	63,584	43,252
Common stock repurchased	(148,336)	(41,428)

Balance end of period	7,481,776	6,337,685

Common Stock
Balance at beginning of period	$116,319	$114,785
Common stock dividends (10%)	30,256	—
Transfer	(28,000)	—
Issuance of common stock in exchange for bank acquisition	22,652	—
Other issuances of common stock	1,610	1,470
Share-based payment awards under equity compensation plan	321	621
Common stock repurchased	(6,440)	(1,801)

Balance end of period	136,718	115,075

Retained Earnings
Balance at beginning of period	7,027	4,451
Adjustment to initially apply FASB Statement No. 159, net of tax	—	(1,050)
Adjustment to initially apply EITF 06-4, net of tax	(1,571)	—
Net income	6,142	5,662
Common stock dividends (10%)	(30,256)	—
Transfer	28,000	—
Cash dividends ($0.36 per share in 2008 and $0.33 per share in 2007)	(2,706)	(2,276)

Balance end of period	6,636	6,787

Accumulated Other Comprehensive Loss
Balance at beginning of period	(266)	(3,487)
Adjustment to initially apply fair value provisions of FASB Statement No. 159, net of tax	—	897
Other comprehensive (loss) income	(2,568)	1,910

Balance end of period	(2,834)	(680)

Total shareholders’ equity end of period	$140,520	$121,182

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Interest Income
Loans, including fees	$12,566	$11,227	$37,511	$32,625
Investment securities
Taxable	1,288	967	4,023	2,609
Nontaxable	1,161	954	3,466	2,659
Trading account securities	221	389	856	1,809
Federal funds sold and other	165	257	430	523

Total interest income	15,401	13,794	46,286	40,225

Interest Expense
Deposits	4,773	5,783	15,720	17,030
Borrowings	1,536	907	4,050	2,463

Total interest expense	6,309	6,690	19,770	19,493

Net interest income	9,092	7,104	26,516	20,732
Provision for loan losses	975	268	3,775	618

Net interest income after provision for loan losses	8,117	6,836	22,741	20,114

Noninterest Income
Service charges and fees	1,507	1,223	4,185	3,572
Title insurance revenue (Note 2)	—	611	234	1,738
Trust fees	240	262	685	708
Gain on sale of mortgage loans	38	50	195	149
Net gain (loss) on trading securities	20	320	(22)	263
Change in the fair value of other borrowings carried at fair market value	182	(74)	304	9
Other	390	327	1,091	918

Total noninterest income	2,377	2,719	6,672	7,357

Noninterest Expenses
Compensation and benefits	4,156	3,933	12,693	11,750
Occupancy	512	440	1,533	1,329
Furniture and equipment	959	841	2,829	2,504
Other	1,803	1,781	5,272	5,049

Total noninterest expenses	7,430	6,995	22,327	20,632
Income before federal income taxes	3,064	2,560	7,086	6,839
Federal income taxes	540	464	944	1,177

NET INCOME	$2,524	$2,096	$6,142	$5,662

Earnings per share
Basic	$0.34	$0.30	$0.82	$0.81

Diluted	$0.33	$0.29	$0.80	$0.79

Cash dividends per basic share	$0.12	$0.11	$0.36	$0.33

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net Income	$2,524	$2,096	$6,142	$5,662

Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during the period	(2,299)	1,860	(3,877)	(165)
Reclassification adjustment for net realized (gains) losses included in net income	(15)	—	(15)	30

Net unrealized (losses) gains	(2,314)	1,860	(3,892)	(135)
Tax effect	787	(632)	1,324	46

Unrealized (losses) gains, net of tax	(1,527)	1,228	(2,568)	(89)

Change in unrecognized actuarial loss of defined benefit pension plan, principally due to curtailment	—	—	—	3,029
Tax effect	—	—	—	(1,030)

Change in unrecognized actuarial loss of defined benefit pension plan, principally due to curtailment, net of tax	—	—	—	1,999

Other comprehensive (loss) income, net of tax	(1,527)	1,228	(2,568)	1,910

Comprehensive income	$997	$3,324	$3,574	$7,572

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine months ended September 30
	2008	2007
OPERATING ACTIVITIES
Net income	$6,142	$5,662
Reconciliation of net income to cash provided by operations:
Provision for loan losses	3,775	618
Provision for foreclosed asset losses	8	—
Depreciation	1,608	1,471
Amortization and impairment of mortgage servicing rights	167	156
Amortization of acquisition intangibles	316	213
Net amortization of investment securities	228	136
Realized (gain) loss on sale of available-for-sale investment securities	(15)	30
Unrealized losses (gains) on trading securities	22	(263)
Unrealized gains on borrowings measured at their fair values	(304)	(9)
Earnings on corporate owned life insurance policies	(385)	(321)
Share-based payment awards	321	621
Deferred income tax (benefit) expense	(212)	23
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	7,393	48,040
Loans held for sale	1,508	1,352
Accrued interest receivable	(338)	(854)
Other assets	(1,555)	(3,722)
Escrow funds payable	(46)	1,232
Accrued interest and other liabilities	(1,459)	420

Net Cash Provided By Operating Activities	17,174	54,805
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	51,346	39,596
Purchases	(67,138)	(87,269)
Loan principal originations, net	(34,715)	(19,753)
Proceeds from sales of foreclosed assets	1,680	—
Purchases of premises and equipment	(1,372)	(2,163)
Bank acquisition, net of cash acquired	(9,465)	—
Title company joint venture formation, net of cash exchanged	(4,542)	—
Purchase of corporate owned life insurance policies	(1,250)	—

Net Cash Used In Investing Activities	(65,456)	(69,589)
FINANCING ACTIVITIES
Net increase (decrease) in noninterest bearing deposits	1,204	(5,432)
Net (decrease) increase in interest bearing deposits	(5,740)	6,361
Net increase in other borrowed funds	58,602	8,630
Cash dividends paid on common stock	(2,706)	(2,276)
Proceeds from issuance of common stock	1,610	1,470
Common stock repurchased	(6,440)	(1,801)

Net Cash Provided By Financing Activities	46,530	6,952

DECREASE IN CASH AND CASH EQUIVALENTS	(1,752)	(7,832)
Cash and cash equivalents at beginning of period	25,583	31,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,831	$23,527

Supplemental cash flows information:
Transfer of foreclosed loans to foreclosed assets	$2,475	$653
See notes to condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the fair value reporting election described in Note 6 and the adoption of EITF 06-4 described in Note 7) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2007.
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
NOTE 2 — BUSINESS COMBINATION AND JOINT VENTURE FORMATION
Bank Acquisition
On the opening of business on January 1, 2008, Isabella Bank Corporation acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly owned subsidiary of GCFC, merged with and into Isabella Bank (the “Bank”). Under the terms of the merger agreement, each share of GCFC common stock was automatically converted into the right to receive 0.6659 shares of Isabella Bank Corporation common stock and $14.70 per share in cash. Exclusive of the effects of the 10% stock dividend paid February 29, 2008, the Corporation issued 514,809 shares of Isabella Bank Corporation common stock valued at $22,652 and paid a total of $11,365 in cash to GCFC shareholders. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for $564 in transaction costs resulted in a total purchase price of $34,581. The purchase price was determined using the latest Isabella Bank Corporation stock transaction price known to management as of November 27, 2007, the date of the merger agreement. The acquisition of Greenville has increased the overall market share for Isabella Bank Corporation in furtherance of the Bank’s strategic plan to pursue certain acquisitions.

The following table summarizes the estimate of the total purchase price of the transaction as well as adjustments to allocate the purchase price based on the preliminary estimates of fair values of the assets and liabilities of GCFC.

		Fair Value
		Adjustments of
		Nonintangible	Fair Value
	Greenville	Net Assets	of Net Assets
	January 1, 2008	Acquired	Acquired
ASSETS
Cash and cash equivalents	$2,339	$—	$2,339
Federal funds sold	125	—	125
Trading securities	4,979	—	4,979
Securities available for sale	7,007	—	7,007
Loans, net	88,613	(398)	88,215
Bank premises and equipment	2,054	194	2,248
Other assets	2,870	—	2,870

Total assets acquired	107,987	(204)	107,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	90,151	(102)	90,049
Other borrowed funds	5,625	181	5,806
Accrued interest and other liabilities	146	—	146

Total liabilities assumed	95,922	79	96,001

Net assets acquired	$12,065	$(283)	11,782

Core deposit intangible			1,480
Goodwill			21,319

Total consideration paid			$34,581

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net interest income	$9,092	$8,013	$26,516	$23,402

Net income	$2,524	$2,311	$6,142	$6,358

Basic earnings per share	$0.34	$0.30	$0.82	$0.81

Title Joint Venture Formation
On March 1, 2008, IBT Title and Insurance Agency, Inc. (IBT Title), a wholly owned subsidiary of Isabella Bank Corporation, merged its assets and liabilities with Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The purpose of this joint venture was to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale. As the Corporation is a 50 percent owner of this new entity, revenues and expenses will now be recorded under the equity method, and as such net income from the joint venture will be included in other income. As of September 30, 2008, the Corporation had a recorded investment of $7,064 in the new entity, which is included in equity securities without readily determinable fair values. The following table summarizes the balance sheet of IBT Title as of March 1, 2008. These amounts were excluded from the balance sheet detail of the Corporation and are now included in investment in equity securities without readily determinable fair values.

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
Earnings per common share have been computed based on the following amounts:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Average number of common shares outstanding for basic calculation*	7,477,290	6,971,829	7,492,152	6,970,965
Potential effect of shares in the Deferred Director fee plan*	184,667	198,326	183,891	196,896

Average number of common shares outstanding used to calculate diluted earnings per common share	7,661,957	7,170,155	7,676,043	7,167,861

Net Income	$2,524	$2,096	$6,142	$5,662

Earnings per share
Basic	$0.34	$0.30	$0.82	$0.81

Diluted	$0.33	$0.29	$0.80	$0.79

*	As adjusted for the 10% stock dividend paid February 29, 2008
NOTE 4 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. In April 2007, the individual bank charters of Isabella Bank and Trust and FSB Bank were consolidated into one bank charter as a part of the Corporation’s strategy to increase efficiencies. As of September 30, 2008 and 2007 and the nine month periods then ended, retail banking operations represent more than 90 percent of the Corporation’s total assets and operating results. As such, no segment reporting is presented.
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

The components of net periodic benefit (income) cost for the three and nine month periods ended September 30 are as follows:

	Pension Benefits
	Three months ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Net periodic benefit (income) cost
Service cost on benefits earned for services rendered during the period	$—	$27	$—	$82
Interest cost on projected benefit obligation	125	126	377	379
Expected return on plan assets	(165)	(158)	(495)	(476)
Amortization of unrecognized prior service cost	—	—	—	2
Amortization of unrecognized actuarial net loss	1	10	3	32

Net periodic benefit (income) cost	(39)	5	(115)	19
Loss on plan curtailment	—	—	—	37

Total net periodic benefit (income) cost	$(39)	$5	$(115)	$56

NOTE 6 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
Fair value is the price that would be expected to be received upon the sale of an asset or transfer of a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety. The fair value hierarchy levels are summarized below.
•	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
SFAS 157 states that inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability and characterizes the inputs as observable or unobservable.
•	Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

•	Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.
The Corporation has invested in $11,000 of auction rate money market preferred investment security instruments, which are classified as available for sale securities and reflected at fair value. Due to recent events in credit markets these investments have become illiquid. As such, the fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of September 30, 2008; previously the fair value of these investments was based on observable market data (Level 2). These analyses consider, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.
Due to the lack of marketability of these instruments at this time, management conducted an analysis to determine whether these investments should be considered other than temporarily impaired (OTTI). Such analyses included the following criteria:
•	Has the value of the investment declined more than 20% based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Does the Corporation have the ability and intent to hold the security until maturity?

•	Has the duration of the investment been extended by more than 7 years?
Based on the Corporation’s analysis using the above criteria, management does not believe that the values of these or any other securities are other than temporarily impaired. The Corporation had no assets classified as Level 3 as of September 30, 2007.
The table below represents the activity in Level 3 inputs for the nine month period ended September 30, 2008:

Level 3 inputs — January 1	$—
Transfers into level 3 due to changes in the observability of significant inputs	11,000
Unrealized losses on available-for-sale investment securities	(762)

Level 3 inputs — September 30	$10,238

		Fair Value Measurements				Fair Value Measurements
		at September 30, 2008 Using				at September 30, 2007 Using
			Significant				Significant
		Quoted Prices in	Other	Significant		Quoted Prices in	Other
	Fair Value	Active Markets for	Observable	Unobservable	Fair Value	Active Markets for	Observable
	Measurements	Identical Assets	Inputs	Inputs	Measurements	Identical Assets	Inputs
Description	9/30/2008	(Level 1)	(Level 2)	(Level 3)	9/30/2007	(Level 1)	(Level 2)
Recurring Items
Trading securities	$22,628	$—	$22,628	$—	$30,062	$—	$30,062
Investment securities available for sale	231,821	4,014	217,569	10,238	182,983	3,981	179,002
Mortgage loans available for sale	706	—	706	—	1,382	—	1,382
Other borrowed funds	22,219	—	22,219	—	7,479	—	7,479
Nonrecurring Items
Mortgage servicing rights	2,224	—	2,224	—	2,192	—	2,192
Foreclosed assets	2,853	—	2,853	—	755	—	755

	Changes in Fair Value for the 3-month Period Ended September 30, 2008			Changes in Fair Value for the 9-month Period Ended September 30, 2008
	for Items Measured at Fair Value Pursuant to Election of the Fair Value Option			for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
			Total Changes in			Total Changes in
			Fair Values			Fair Values
	Trading Gains and	Other Gains and	Included in Current	Trading Gains and	Other Gains and	Included in Current
Description	(Losses)	(Losses)	Period Earnings	(Losses)	(Losses)	Period Earnings
Recurring Items
Trading securities	$20	$—	$20	$(22)	$—	$(22)
Other borrowed funds	—	182	182	—	304	304
Nonrecurring Items
Mortgage servicing rights	—	8	8	—	8	8
Foreclosed assets	—	—	—	—	(8)	(8)

			$210			$282

During the first quarter of 2008, primarily as a result of declines in the rates offered on new residential mortgage loans, the Corporation recorded impairment charges of $30 related to the carrying value of its mortgage servicing rights, in accordance with the provisions of SFAS No. 156. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights. However, in the second and third quarters of 2008, the Corporation reduced the recorded impairment on mortgage servicing rights by $30 and $8, respectively, as offering rates increased. As such, the net effect of changes in the fair value of the mortgage servicing rights was a reduction in the recorded impairment of $8 for the nine month period ended September 30, 2008.
The impairment charges to other real estate owned of $38 for the three month and $64 for the nine month period ended September 30, 2008 were the result of the real estate held declining in value subsequent to the properties being transferred to other real estate.

	Changes in Fair Value for the 3-month Period Ended September 30, 2007			Changes in Fair Value for the 9-month Period Ended September 30, 2007
	for Items Measured at Fair Value Pursuant to Election of the Fair Value Option			for Items Measured at Fair Value Pursuant to Election of the Fair Value Option
			Total Changes in			Total Changes in
			Fair Values			Fair Values
	Trading Gains and	Other Gains and	Included in Current	Trading Gains and	Other Gains and	Included in Current
Description	(Losses)	(Losses)	Period Earnings	(Losses)	(Losses)	Period Earnings
Recurring Items
Trading securities	$320	$—	$320	$263	$—	$263
Other borrowed funds	—	(74)	(74)	—	9	9
Nonrecurring Items
Mortgage servicing rights	—	—	—	—	—	—
Foreclosed assets	—	(38)	(38)	—	(64)	(64)

			$208			$208

The activity in the trading portfolio of investment securities for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Purchases	$—	$—	$9,052	$3,337
Sales, calls, and maturities	(2,484)	(12,035)	(11,466)	(51,377)

Total	$(2,484)	$(12,035)	$(2,414)	$(48,040)

The net loss on trading securities represents mark-to-market adjustments. Included in the net trading losses of $22 during the nine month period ended September 30, 2008, was $10 of net trading gains on securities that were held in the Corporation’s trading portfolio as of September 30, 2008.
The activity in borrowings carried at fair market value for the three and nine month periods ended September 30, 2008 and 2007 was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Issuances	$5,000	$—	$15,000	$—

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS
In September of 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement, was ratified by the FASB. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. The Corporation has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the condensed consolidated balance sheets. The carrying value was $13,195 at December 31, 2007. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation adopted EITF Issue No. 06-4 effective January 1, 2008 and as a result recorded an initial liability of $2,375. To establish this liability, the Corporation recorded a one time charge of $1,571, net of tax, directly to retained earnings at that date. The periodic policy maintenance costs were $18 and $53 for the three and nine month periods ended September 30, 2008, respectively.
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163 (SFAS No.163) Accounting for Financial Guarantee Insurance Contracts-an Interpretation of FASB Statement No.60. The objective of SFAS No. 163 is to clarify how Statement No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. This statement also requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and will not have an impact on the Corporation’s consolidated financial statements.
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
In October 2008, the Financial Accounting Standards Board (“FASB”) staff issued Staff Position No. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157, which the Corporation adopted as of January 1, 2008, in cases where a market is not active. The Corporation has considered the guidance provided by FSP 157-3, which was effective on October 10, 2008, in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced Isabella Bank Corporation’s financial performance. This analysis should be read in conjunction with the Corporation’s 2007 annual report and with the unaudited interim condensed consolidated financial statements and notes, as set forth on pages 3 through 15 of this report.
CRITICAL ACCOUNTING POLICIES: A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2007. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles, and the determination of the fair value of investment securities to be its most critical accounting policies.
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
The Corporation currently has both available-for-sale and trading investment securities and are carried at their fair value. Changes in the fair value of available-for-sale investment securities are included in other comprehensive income, while declines in the fair value of these securities below their cost that are other than temporary are reflected as realized losses. The change in value of trading investment securities is included in current earnings.
The market values for available-for-sale and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. The fair values of investment securities with illiquid markets are estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology. These securities are also compared, when possible, to other securities with similar characteristics.

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three and nine month periods ended September 30, 2008 and 2007. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
INCOME STATEMENT DATA
Net interest income	$9,092	$7,104	$26,516	$20,732
Provision for loan losses	975	268	3,775	618
Net income	2,524	2,096	6,142	5,662
PER SHARE DATA
Earnings per share:
Basic	$0.34	$0.30	$0.82	$0.81
Diluted	0.33	0.29	0.80	0.79
Cash dividends per common share	0.12	0.11	0.36	0.33
Book value (at end of period)	18.78	17.38	18.78	17.38
RATIOS
Average primary capital to average assets	13.29%	13.71%	13.71%	13.52%
Net income to average assets	0.90	0.91	0.74	0.82
Net income to average equity	7.14	6.98	5.69	6.39
Net income to average tangible equity	10.81	8.89	8.60	8.14
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for Isabella Bank Corporation. Interest income includes loan fees of $428 and $1,390 for the three and nine month periods ended September 30, 2008, respectively, as compared to $381 and $957 during the same periods in 2007. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
     (Continued on page 20)

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
Results for the three month periods ended September 30, 2008 and September 30, 2007 are as follows:

	Three Months Ended
	September 30, 2008			September 30, 2007
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$723,038	$12,566	6.95%	$608,033	$11,227	7.39%
Taxable investment securities	105,163	1,288	4.90%	71,461	967	5.41%
Nontaxable investment securities	121,231	1,805	5.96%	100,295	1,491	5.95%
Trading account securities	24,095	271	4.50%	35,694	445	4.99%
Federal funds sold	11,863	55	1.85%	13,953	172	4.93%
Other	18,377	110	2.39%	7,892	85	4.31%

Total earning assets	1,003,767	16,095	6.41%	837,328	14,387	6.87%
NON EARNING ASSETS:
Allowance for loan losses	(8,512)			(7,627)
Cash and due from banks	19,330			21,299
Premises and equipment	22,390			21,468
Accrued income and other assets	82,743			55,186

Total assets	$1,119,718			$927,654

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$111,346	171	0.61%	$105,670	411	1.56%
Savings deposits	219,103	614	1.12%	194,843	1,200	2.46%
Time deposits	391,037	3,988	4.08%	348,807	4,172	4.78%
Other borrowed funds	151,331	1,536	4.06%	70,168	907	5.17%

Total interest bearing liabilities	872,817	6,309	2.89%	719,488	6,690	3.72%
NONINTEREST BEARING LIABILITIES:
Demand deposits	99,220			78,984
Other	6,286			9,058
Shareholders’ equity	141,395			120,124

Total liabilities and equity	$1,119,718			$927,654

Net interest income (FTE)		$9,786			$7,697

Net yield on interest earning assets (FTE)			3.90%			3.68%

Results for the nine month periods ended September 30, 2008 and September 30, 2007 are as follows:

	Nine Months Ended
	September 30, 2008			September 30, 2007
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$711,371	$37,511	7.03%	$602,077	$32,625	7.22%
Taxable investment securities	104,620	4,023	5.13%	64,278	2,609	5.41%
Nontaxable investment securities	120,644	5,389	5.96%	93,827	4,167	5.92%
Trading account securities	27,762	1,019	4.89%	59,053	1,956	4.42%
Federal funds sold	6,420	110	2.28%	8,078	311	5.13%
Other	16,457	320	2.59%	6,413	212	4.41%

Total earning assets	987,274	48,372	6.53%	833,726	41,880	6.70%
NON EARNING ASSETS:
Allowance for loan losses	(8,616)			(7,646)
Cash and due from banks	19,054			20,405
Premises and equipment	22,910			21,263
Accrued income and other assets	83,921			56,506

Total assets	$1,104,543			$924,254

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$116,332	728	0.83%	$111,693	1,520	1.81%
Savings deposits	216,082	2,096	1.29%	186,740	3,141	2.24%
Time deposits	396,913	12,896	4.33%	350,997	12,369	4.70%
Other borrowed funds	129,816	4,050	4.16%	66,809	2,463	4.92%

Total interest bearing liabilities	859,143	19,770	3.07%	716,239	19,493	3.63%
NONINTEREST BEARING LIABILITIES:
Demand deposits	94,655			79,563
Other	6,717			10,252
Shareholders’ equity	144,028			118,200

Total liabilities and equity	$1,104,543			$924,254

Net interest income (FTE)		$28,602			$22,387

Net yield on interest earning assets (FTE)			3.86%			3.58%

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

	Three Months Ended			Nine Months Ended
	September 30, 2008 compared to			September 30, 2008 compared to
	September 30, 2007			September 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

CHANGES IN INTEREST INCOME:
Loans	$2,028	$(689)	$1,339	$5,784	$(898)	$4,886
Taxable investment securities	420	(99)	321	1,558	(144)	1,414
Nontaxable investment securities	312	2	314	1,198	24	1,222
Trading account securities	(134)	(40)	(174)	(1,130)	193	(937)
Federal funds sold	(23)	(94)	(117)	(54)	(147)	(201)
Other	75	(50)	25	224	(116)	108

Total changes in interest income	2,678	(970)	1,708	7,580	(1,088)	6,492

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	21	(261)	(240)	61	(853)	(792)
Savings deposits	134	(720)	(586)	437	(1,482)	(1,045)
Time deposits	472	(656)	(184)	1,539	(1,012)	527
Other borrowings	859	(230)	629	2,016	(429)	1,587

Total changes in interest expense	1,486	(1,867)	(381)	4,053	(3,776)	277

Net change in interest margin (FTE)	$1,192	$897	$2,089	$3,527	$2,688	$6,215

Net yield on interest earning assets increased 0.22% and 0.28% during the three and nine month periods ended September 30, 2008 when compared to the same periods in 2007. The primary reason for this increase was that in early 2007, the Corporation, as part of a balance sheet management strategy, extended the maturities of interest earning assets, which as interest rates declined in the latter half of 2007, had a positive impact on interest margins as the cost of funding sources decreased more rapidly than the rates earned on interest earning assets. Another contributing factor for the increase in margins was a result of the loan growth, primarily in the commercial loans which are higher yielding than residential mortgage loans.
The total volume and rate variances resulted in net increases in net FTE interest margin of $1,192 related to volume, which was primarily the result of the acquisition of Greenville Community Financial Corporation (See Note 2) and $897 related to rates, when the three month period ended September 30, 2008 is compared to the same period in 2007. During the nine month period ended September 30, 2008, variances in volume provided $3,527 of additional net FTE interest margin and variances in rates provided $2,688 of additional interest margin compared to the same period in 2007.
The yield curve began to normalize during the third quarter of 2007, primarily as a result of a 0.50% decrease in the federal funds target rate, resulting in lower short term interest rates. The yield curve further normalized during the fourth quarter of 2007 and during the first nine months of 2008 as a result of further rate cuts by the Federal Reserve. Through September 30, 2008, the national prime rate has decreased 3.25% since the second quarter of 2007.
The Corporation’s balance sheet is currently well positioned to protect interest margins in a decreasing rate environment, as it is currently liability sensitive. Given the current liability sensitivity of the Corporation’s balance sheet and the current interest rate environment (which encourages depositors to invest in the short term and loan customers to borrow in the long term), the Corporation’s balance sheet has the potential to continue to be liability sensitive. Management further believes that, due to current economic conditions, it would be prudent to remain liability sensitive as further rate cuts are anticipated (beyond the 0.50% decrease made by the Federal Reserve Board in October 2008) prior to year end.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 65.1% of the Corporation’s total assets and is the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the nine month periods ended September 30, 2008 and 2007.

	Nine Months ended
	September 30
	2008	2007
Allowance for loan losses — January 1	$7,301	$7,605
Allowance of acquired bank	822	—
Loans charged off
Commercial and agricultural	1,090	414
Real estate mortgage	1,905	199
Consumer	581	446

Total loans charged off	3,576	1,059
Recoveries
Commercial and agricultural	102	228
Real estate mortgage	165	10
Consumer	208	212

Total recoveries	475	450

Net loans charged off	3,101	609
Provision charged to income	3,775	618

Allowance for loan losses — September 30	$8,797	$7,614

Year to date average loans	$711,371	$602,077

Net loans charged off to average loans outstanding	0.44%	0.10%

Total amount of loans outstanding at September 30	$730,863	$610,186

Allowance for loan losses as a % of loans	1.20%	1.25%

The allowance for loan losses as a percentage of loans has decreased from 1.25% as of September 30, 2007 to 1.20% as of September 30, 2008. The provision for loan losses was increased by $3,157 in 2008. This increase in the provision was the result of the increased level of net loans charged off as well as management’s knowledge of current economic conditions. The Corporation has experienced an increase in foreclosed loans and an increase in loans charged off due mainly to the downturn in the residential real estate mortgage market, which has also resulted in an increase in other real estate owned.
The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by the Federal Government, the media, and banking regulators. Based on information provided by The Mortgage Bankers Association, a substantial portion of the nationwide increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. Additionally, a substantial portion of sub-prime adjustable rate mortgages are scheduled to reset at higher rates throughout the remainder of 2008. As a result of the rates resetting on these mortgages, it is expected that troubled sub-prime loans nationally will increase substantially through the end of 2008. While the Corporation does not hold sub-prime mortgage loans, the difficulties experienced in the sub-prime market have adversely impacted the entire market, and thus the overall credit quality of the Corporation’s residential mortgage portfolio. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in a continued increase in the inventory of unsold homes. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors is expected to further reduce average home values and thus homeowner’s equity on a national level.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and US Bank. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub-prime or financed loans for more than 80% of market value unless insured by private third party insurance.

NONPERFORMING ASSETS

	September 30
	2008	2007
Nonaccrual loans	$6,795	$4,745
Accruing loans past due 90 days or more	2,341	1,120
Restructured loans	1,219	686

Total nonperforming loans	10,355	6,551
Other real estate owned	2,802	755
Repossessed assets	51	—

Total nonperforming assets	$13,208	$7,306

Nonperforming loans as a % of total loans	1.42%	1.07%

Nonperforming assets as a % of total assets	1.18%	0.79%

Due to the aforementioned residential real estate market difficulties inherent in the market, the Corporation has increased its efforts to identify potential problem loans. Residential real estate loans are placed in nonaccrual status when the foreclosure process has begun, unless there is an abundance of collateral. Additionally, these loans are charged down to their estimated net realizable value when placed on nonaccrual. Historically, residential real estate loans were placed in nonaccrual status upon reaching the beginning of the legally mandated borrower redemption period, which is typically six months. Chargeoffs of any expected deficiency were recognized at the end of the six month redemption period. These efforts have had a significant impact on the increase in loans classified as nonaccrual as well as the increase in gross chargeoffs in the first nine months of 2008.
The increase in the Corporation’s nonperforming loans is primarily related to the current market difficulties previously discussed. The majority of the increase in other real estate owned is related to two properties, which total $1,182 as of September 30, 2008.
The current turmoil in financial markets and resulting uncertainty has resulted in severe losses suffered by financial institutions causing the credit markets to tighten significantly. This tightening may lead to a severe economic downturn in the U.S. and local economy. Management will continue to closely monitor loan quality to be certain we have adequately provided for our loan loss risk. Based on management’s analysis of the allowance for loan losses, the current allowance falls within the acceptable range and, therefore, the allowance for loan losses is considered adequate as of September 30, 2008.
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

NONINTEREST INCOME AND EXPENSES
The following discussions of noninterest income and noninterest expenses have been adjusted for the acquisition of Greenville Community Financial Corporation (“GCFC”) on January 1, 2008 to make the line items this quarter and year-to-date more comparable with the corresponding prior period numbers.
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended
	September 30
	2008			2007
			Adjusted		Adjusted Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Service charges and fee income
NSF and overdraft fees	$932	$86	$846	$753	$93	12.4%
Freddie Mac servicing fee	157	—	157	150	7	4.7%
ATM and debit card fees	283	7	276	195	81	41.5%
Service charges on deposit accounts	95	9	86	85	1	1.2%
Net OMSR income	8	—	8	1	7	N/M
All other	32	3	29	39	(10)	-25.6%

Total service charges and fees	1,507	105	1,402	1,223	179	14.6%
Title insurance revenue	—	—	—	611	(611)	-100.0%
Trust fees	240	—	240	262	(22)	-8.4%
Gain on sale of mortgage loans	38	3	35	50	(15)	-30.0%
Net gain on trading securities	20	—	20	320	(300)	-93.8%
Change in the fair value of other borrowings carried at fair market value	182	—	182	(74)	256	N/M
Other
Income on Corporate owned life insurance policies	224	—	224	109	115	105.5%
Brokerage and advisory fees	123	17	106	73	33	45.2%
All other	43	(19)	62	145	(83)	-57.2%

Total other	390	(2)	392	327	65	19.9%

Total noninterest income	$2,377	$106	$2,271	$2,719	$(448)	-16.5%

	Nine Months Ended
	September 30
	2008			2007
			Adjusted		Adjusted Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Service charges and fee income
NSF and overdraft fees	$2,540	$230	$2,310	$2,162	$148	6.8%
Freddie Mac servicing fee	470	—	470	464	6	1.3%
ATM and debit card fees	761	28	733	535	198	37.0%
Service charges on deposit accounts	280	33	247	251	(4)	-1.6%
Net OMSR income	26	—	26	37	(11)	-29.7%
All other	108	15	93	123	(30)	-24.4%

Total service charges and fees	4,185	306	3,879	3,572	307	8.6%
Title insurance revenue	234	—	234	1,738	(1,504)	-86.5%
Trust fees	685	—	685	708	(23)	-3.2%
Gain on sale of mortgage loans	195	37	158	149	9	6.0%
Net (loss) gain on trading securities	(22)	9	(31)	263	(294)	-111.8%
Change in the fair value of other borrowings carried at fair market value	304	—	304	9	295	N/M
Other
Income on Corporate owned life insurance policies	445	12	433	319	114	35.7%
Brokerage and advisory fees	382	43	339	198	141	71.2%
Gain (loss) on sale of available for sale investment securities	15	—	15	(30)	45	N/M
All other	249	(4)	253	431	(178)	-41.3%

Total other	1,091	51	1,040	918	122	13.3%

Total noninterest income	$6,672	$403	$6,269	$7,357	$(1,088)	-14.8%

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
The decline in net OMSR (originated mortgage servicing rights) income for the first nine months of 2008 was the result of increases in amortization expense. This increase in amortization was the result of the estimated lives on the mortgage loans serviced decreasing, which was driven by decreases in the rates offered on new loans in the later part of the first quarter 2008. This temporary decline in rates also helped increase the gain on sale of mortgage loans. However, towards the end of the second quarter of 2008, rates began to increase which resulted in an increase in net OMSR income when the three month period ended September 30, 2008 is compared to the same period in 2007.
Title insurance fees have decreased as a result of IBT Title and Insurance Agency’s merger with Corporate Title on March 1, 2008 (See Note 2 of Notes to Condensed Consolidated Financial Statements).
Net gains from trading activities have declined significantly from last year. In fact, exclusive of the effects of the merger with GCFC, through September 30, 2008, the Corporation had recorded net trading losses of $31, which is a $294 decrease from the prior year. The majority of losses on trading securities were incurred in the second quarter and were primarily related to municipal investment securities. The reason for the large declines in value in this sector was related to the downgrading of the two largest bond insurers from AAA to AA in June 2008. These downgrades caused the market to demand higher returns on insured bonds, which has resulted in declines in the value of the Corporation’s municipal bond portfolio, as the majority of the portfolio is insured. Offsetting the losses on trading securities were gains on other borrowings carried at fair market value as there is an inverse relationship between the changes in the value of investments and borrowings.

The increase in income from corporate owned life insurance policies was caused by the re-evaluation of the policies due to a change in record keepers, the purchase of additional policies, and $60 in death benefit proceeds received in the third quarter of 2008.
The first nine months of 2008 have been outstanding months for brokerage and advisory services income, and some of the most productive months in the Corporation’s history. These results are due to an increase in customer base and a conscious effort by management to expand the Bank’s presence in the local market. The Corporation anticipates this trend to continue throughout the rest of the year.
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
Noninterest Expenses
Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended
	September 30
	2008			2007	Adjusted
			Adjusted		Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Compensation
Leased employee salaries	$3,025	$254	$2,771	$2,869	$(98)	-3.4%
Leased employee benefits	1,071	82	989	1,023	(34)	-3.3%
All other	60	13	47	41	6	14.6%

Total compensation	4,156	349	3,807	3,933	(126)	-3.2%

Occupancy
Depreciation	126	15	111	111	—	0.0%
Outside services	119	18	101	67	34	50.7%
Property taxes	104	9	95	93	2	2.2%
Utilities	96	7	89	81	8	9.9%
Building repairs	56	6	50	58	(8)	-13.8%
All other	11	3	8	30	(22)	-73.3%

Total occupancy	512	58	454	440	14	3.2%

Furniture and equipment
Depreciation	419	28	391	383	8	2.1%
Computer costs	375	16	359	330	29	8.8%
ATM and debit card	161	4	157	112	45	40.2%
All other	4	—	4	16	(12)	-75.0%

Total furniture and equipment	959	48	911	841	70	8.3%

Other
Audit and SOX compliance fees	84	2	82	50	32	64.0%
Marketing	140	17	123	171	(48)	-28.1%
Directors fees	221	26	195	203	(8)	-3.9%
Printing and supplies	191	7	184	108	76	70.4%
Education and travel	109	11	98	78	20	25.6%
Postage and freight	145	3	142	110	32	29.1%
All other	913	121	792	1,061	(269)	-25.4%

Total other	1,803	187	1,616	1,781	(165)	-9.3%

Total noninterest expenses	$7,430	$642	$6,788	$6,995	$(207)	-3.0%

	Nine Months Ended
	September 30
	2008			2007	Adjusted
			Adjusted		Change
	Consolidated	GCFC	w/o GCFC	Consolidated	$	%
Compensation
Leased employee salaries	$9,178	$844	$8,334	$8,466	$(132)	-1.6%
Leased employee benefits	3,330	265	3,065	3,163	(98)	-3.1%
All other	185	41	144	121	23	19.0%

Total compensation	12,693	1,150	11,543	11,750	(207)	-1.8%

Occupancy
Depreciation	378	47	331	335	(4)	-1.2%
Outside services	358	76	282	244	38	15.6%
Property taxes	335	25	310	276	34	12.3%
Utilities	286	20	266	261	5	1.9%
Building repairs	133	14	119	126	(7)	-5.6%
All other	43	5	38	87	(49)	-56.3%

Total occupancy	1,533	187	1,346	1,329	17	1.3%

Furniture and equipment
Depreciation	1,230	76	1,154	1,136	18	1.6%
Computer costs	1,156	192	964	994	(30)	-3.0%
ATM and debit card	418	12	406	322	84	26.1%
All other	25	5	20	52	(32)	-61.5%

Total furniture and equipment	2,829	285	2,544	2,504	40	1.6%

Other
Audit and SOX compliance fees	323	8	315	345	(30)	-8.7%
Marketing	579	44	535	527	8	1.5%
Directors fees	670	76	594	596	(2)	-0.3%
Printing and supplies	416	23	393	307	86	28.0%
Education and travel	319	38	281	317	(36)	-11.4%
Postage and freight	387	24	363	336	27	8.0%
All other	2,578	367	2,211	2,621	(410)	-15.6%

Total other	5,272	580	4,692	5,049	(357)	-7.1%

Total noninterest expenses	$22,327	$2,202	$20,125	$20,632	$(507)	-2.5%

Leased employee salaries and benefit expenses have decreased as a result of the new joint venture entered into during the first quarter of 2008 (See Note 2) as well as from the Corporation curtailing its defined benefit pension plan in 2007. Exclusive of the effects of this joint venture, leased employee salaries and benefit expenses have increased due to annual merit increases and the continued growth of the Corporation. Management believes that leased employee salary and benefit expenses will approximate current levels for the remainder of 2008.
Exclusive of the increase in property taxes and ATM and debit card expenses; occupancy expenses and furniture and equipment expenses have decreased since 2007. These decreases are a result of IBT Title and Insurance Agency’s merger with Corporate Title, Inc. on March 1, 2008 (See Note 2 of Notes to Condensed Consolidated Financial Statements). ATM and debit card expenses have increased as the result of increased usage of debit cards by the Bank’s customers.
The increase in property taxes is related to the Corporation purchasing two new locations as well as increases in the taxable value of other branch locations due to improvements. Property taxes are anticipated to approximate current levels for the remainder of 2008.
Management has been diligently working to decrease audit and Sarbanes Oxley (SOX) compliance fees through improved efficiencies. These fees have steadily declined over the past few years as a result of the centralization of corporate processes.

Marketing expenses include costs incurred to develop a new brand for the Corporation, which was publically presented in April 2008. Marketing expenses are expected to remain at current levels for the remainder of the year.
Printing and supplies have increased primarily as a result of the Bank and Corporation’s new branding. As a result of implementing this new brand, the Corporation purchased new business cards, stationary, banking tickets, as well as other supply related items.
The Corporation places a strong emphasis on continuing education for its employees as it is believed that an investment in employees today will pay dividends for years to come. These educational programs help provide team members with a competitive edge in the market place. During the first three months of 2007, the Corporation offered structured leadership training to its employees. This program was designed to help develop and optimize the communication skills of its participants. A leadership training class started during the third quarter of 2008, which contributed to the increase in expenses during the third quarter of 2008 when compared to 2007.
All other expenses include consulting fees, legal fees, title insurance expenses, as well as other miscellaneous expenses. The declines in all other expenses was the result of the new joint venture entered into during the first quarter of 2008 (See Note 2) as well as the fact that in August of 2007, the Corporation paid $119 to be released from Farwell’s core software service provider. The other declines were the result of management’s diligence in monitoring and controlling expenditures.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	September 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
ASSETS
Cash and demand deposits due from banks	$23,831	$25,583	$(1,752)	-6.8%
Trading securities	22,628	25,064	(2,436)	-9.7%
Securities available for sale	231,821	213,127	18,694	8.8%
Mortgage loans available for sale	706	2,214	(1,508)	-68.1%
Loans	730,863	612,687	118,176	19.3%
Allowance for loan losses	(8,797)	(7,301)	(1,496)	20.5%
Bank premises and equipment	22,176	22,516	(340)	-1.5%
Equity securities without readily determinable fair values	15,930	7,353	8,577	116.6%
Other assets	84,137	56,039	28,098	50.1%

TOTAL ASSETS	$1,123,295	$957,282	$166,013	17.3%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$818,986	$733,473	$85,513	11.7%
Other borrowed funds	156,991	92,887	64,104	69.0%
Escrow funds payable	—	1,912	(1,912)	-100.0%
Accrued interest and other liabilities	6,798	5,930	868	14.6%

Total liabilities	982,775	834,202	148,573	17.8%
Shareholders’ equity	140,520	123,080	17,440	14.2%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,123,295	$957,282	$166,013	17.3%

Excluding the effects of the GCFC merger:

	September 30
	2008	December 31		% Change
	(w/o GCFC)	2007	$ Change	(unannualized)
ASSETS
Cash and demand deposits due from banks	$17,565	$25,583	$(8,018)	-31.3%
Trading securities	22,628	25,064	(2,436)	-9.7%
Securities available for sale	222,885	213,127	9,758	4.6%
Mortgage loans available for sale	706	2,214	(1,508)	-68.1%
Loans	642,735	612,687	30,048	4.9%
Allowance for loan losses	(7,831)	(7,301)	(530)	7.3%
Bank premises and equipment	20,132	22,516	(2,384)	-10.6%
Equity securities without readily determinable fair values	15,930	7,353	8,577	116.6%
Other assets	56,151	56,039	112	0.2%

TOTAL ASSETS	$990,901	$957,282	$33,619	3.5%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$728,561	$733,473	$(4,912)	-0.7%
Other borrowed funds	138,020	92,887	45,133	48.6%
Escrow funds payable	—	1,912	(1,912)	-100.0%
Accrued interest and other liabilities	6,452	5,930	522	8.8%

Total liabilities	873,033	834,202	38,831	4.7%
Shareholders’ equity	117,868	123,080	(5,212)	-4.2%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$990,901	$957,282	$33,619	3.5%

The increase in securities available for sale is related to purchases of mortgage backed securities, which are issued by US Government sponsored agencies.
The large increase in equity securities without readily determinable fair values was the result of the merger between IBT Title and Insurance Agency and Corporate Title Agency, LLC (see Note 2 of Notes to Condensed Consolidated Financial Statements). As a result of this transaction, the Corporation is now recording its investment in the new entity as a joint venture under the equity method of accounting. As of September 30, 2008, the Corporation had an investment recorded in the amount of $7,064.
The proceeds from other borrowed funds was used to help fund common stock repurchases of $6,440 and a $2,500 investment in CT/IBT Title as part of the joint venture agreement. The remainder of the funds were used to purchase investment securities and fund loan growth. The balance in other borrowed funds fluctuates based on the Corporation’s funding needs. Management does not anticipate that other borrowed funds will fluctuate significantly during the fourth quarter of 2008.
The majority of the decrease in premises and equipment and escrow funds payable are a result of the merger of assets and liabilities between IBT Title and Insurance Agency and Corporate Title Agency, LLC (see Note 2 of Notes to Condensed Consolidated Financial Statements), resulting in a reduction in such assets and liabilities.
The decline in shareholders’ equity is primarily related to the Corporation repurchasing and retiring $6,440 of its common stock during the first nine months of 2008 pursuant to its previously announced repurchase program.

The following table outlines the changes in the loan portfolio:

	September 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Commercial	$312,560	$238,306	$74,254	31.2%
Agricultural	60,750	47,407	13,343	28.1%
Residential real estate mortgage	323,431	297,937	25,494	8.6%
Installment	34,122	29,037	5,085	17.5%

Total gross loans	$730,863	$612,687	$118,176	19.3%

Excluding the effects of the GCFC merger:

	September 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Commercial	$269,451	$238,306	$31,145	13.1%
Agricultural	59,643	47,407	12,236	25.8%
Residential real estate mortgage	286,058	297,937	(11,879)	-4.0%
Installment	27,583	29,037	(1,454)	-5.0%

Total gross loans	$642,735	$612,687	$30,048	4.9%

As shown in the above table, management has been successful in increasing the commercial and agricultural loan portfolios and this trend is expected to continue throughout 2008.
Exclusive of the effects of the GCFC merger, residential real estate mortgage loans have declined as a result of the continued soft mortgage market in Michigan and management expects this trend to continue. Excluding the effects of the GCFC merger, the installment loan portfolio has been steadily decreasing over the past few years as a result of increased competition. Management anticipates the installment loan portfolio to remain stable throughout the remainder of 2008.
The following table outlines the changes in the deposit portfolio:

	September 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Noninterest bearing demand deposits	$96,199	$84,846	$11,353	13.4%
Interest bearing demand deposits	115,099	105,526	9,573	9.1%
Savings deposits	222,279	196,682	25,597	13.0%
Certificates of deposit	341,685	311,976	29,709	9.5%
Brokered certificates of deposit	30,956	28,197	2,759	9.8%
Internet certificates of deposit	12,768	6,246	6,522	104.4%

Total	$818,986	$733,473	$85,513	11.7%

Excluding the effects of the Greenville merger:

	September 30	December 31		% Change
	2008	2007	$ Change	(unannualized)
Noninterest bearing demand deposits	$84,140	$84,846	$(706)	-0.8%
Interest bearing demand deposits	103,086	105,526	(2,440)	-2.3%
Savings deposits	211,911	196,682	15,229	7.7%
Certificates of deposit	302,700	311,976	(9,276)	-3.0%
Brokered certificates of deposit	21,956	28,197	(6,241)	-22.1%
Internet certificates of deposit	4,768	6,246	(1,478)	-23.7%

Total	$728,561	$733,473	$(4,912)	-0.7%

As shown in the preceding table total deposits have declined slightly since year end, excluding the effects of the GCFC merger. While deposits as a whole have declined slightly, savings deposits have increased as a result of increased customer demand for money market products. Local, brokered, and internet certificate of deposit rates have increased in relation to other sources of funding, especially for deposits secured through repurchase agreements and Federal Home Loan Bank (FHLB) borrowings. As a result, the Corporation is currently using borrowed funds for loan growth and other funding needs.
Capital
The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 63,028 shares or $1,610 of common stock during the first nine months of 2008, as compared to 43,252 shares or $1,470 of common stock as of the same period in 2007. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $321 and $621 during the nine month periods ending September 30, 2008 and 2007, respectively.
In October 2002, the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation’s common stock. In March 2007, the Board of Directors amended this plan which allowed for the repurchase of up to 150,000 of additional shares. In May and July 2008 they further amended the plan to allow for the repurchase of an additional 25,000 and 5,000 shares, respectively. During the first nine months of 2008 and 2007, pursuant to these plans, the Corporation repurchased 148,336 shares of common stock at an average price of $43.41 and 41,428 shares of common stock at an average price of $43.47, respectively.
Accumulated other comprehensive loss increased $2,568 for the nine month period ended September 30, 2008, net of tax, and is a result of a unrealized losses on available-for-sale investment securities, of which a substantial portion was related to a significant decline in the value of the Corporation’s municipal bond portfolio as well as auction rate money market preferred securities. One of the factors contributing to decline in municipal bond portfolio was related to the downgrading of the two largest bond insurers from AAA to AA in June 2008. These downgrades have caused the market to demand higher returns on insured bonds, which has resulted in declines in the value of the Corporation’s municipal bond portfolio, as the majority of the portfolio is insured. Further unrealized losses were observed as a result of the overall decline in the economic markets toward the end of the third quarter of 2008. The declines in value of the Corporation’s auction rate money market preferred securities was the result of the current illiquidity of these securities. However, it is the Corporation’s intention to hold these securities until maturity. Management has reviewed the credit quality of its bond portfolio and believes that there are no losses that are other than temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 9.60% as of September 30, 2008. There are no commitments for significant capital expenditures during the fourth quarter of 2008.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at September 30, 2008:
Percentage of Capital to Risk Adjusted Assets

	Isabella Bank Corporation
	September 30, 2008
	Required	Actual
Equity Capital	4.00%	13.01%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	14.26%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation’s subsidiary Bank. At September 30, 2008, the Bank exceeded these minimum capital requirements. On October 14, 2008, the U.S. Treasury Department (the “Treasury”) announced a Capital Purchase Program and is encouraging non troubled financial institutions to participate. Under the Treasury’s proposal, the participating institutions would issue 5.0% senior preferred stock, which the Treasury would buy. The Treasury feels that this program will increase banks’ abilities to lend to both consumers, as well as each other. The Corporation is currently evaluating whether or not to participate in the program.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, trading securities, and available-for-sale securities. These categories totaled $272,280 or 24.8% of assets as of September 30, 2008 as compared to $263,774 or 27.6% as of December 31, 2007. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Operating activities provided $17,174 of cash in the first nine months of 2008, as compared to $54,805 during the same period in 2007. The reduction in cash provided by operating activities, when the first nine months of 2008 are compared to 2007, was the result of the Corporation reducing its trading portfolio by $7,393 in 2008 as compared to $48,040 in 2007. Net cash provided by financing activities equaled $46,530 and $6,952 in the nine month periods ended September 30, 2008 and 2007, respectively and was primarily the result of increase in other borrowed funds during 2008. The Corporation’s investing activities used cash amounting to $65,456 in the first nine months of 2008 and $69,589 in the same period in 2007. The accumulated effect of the Corporation’s operating, investing, and financing activities used cash aggregating $1,752 and $7,832 in the nine months ended September 30, 2008 and 2007, respectively.
Historically, the primary source of funds for the Bank has been deposits. The Bank emphasizes interest-bearing time deposits as part of its funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, which reduce the Bank’s cost of funds in an effort to expand the customer base. However, as the competition for core deposits continues to increase, the Corporation has become more dependent on borrowings and other noncore funding sources to fund its growth.
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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $136,562 at September 30, 2008. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2008, the Corporation had a total of $5,873 in outstanding standby letters of credit.
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
Isabella Bank , a subsidiary of the Corporation, sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of the Corporation. The assets of the Foundation as of September 30, 2008 were $917.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of September 30, 2008. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	September 30, 2008							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	09/30/08

Rate sensitive assets
Other interest bearing assets	$786	$—	$—	$—	$—	$—	$786	$786
Average interest rates	1.65%	—	—	—	—	—	1.65%
Trading securities	10,203	4,150	2,951	3,001	1,076	1,247	$22,628	$22,628
Average interest rates	1.84%	3.70%	3.88%	3.62%	3.63%	3.37%	2.85%
Fixed interest rate securities	79,220	18,923	11,024	6,046	11,476	105,132	$231,821	$231,821
Average interest rates	5.24%	4.97%	4.17%	4.31%	3.78%	3.90%	4.46%
Fixed interest rate loans	135,251	105,328	109,692	76,189	81,263	53,822	$561,545	$565,930
Average interest rates	6.67%	6.87%	6.90%	7.17%	6.65%	6.19%	6.77%
Variable interest rate loans	70,005	30,614	16,820	9,685	23,387	18,807	$169,318	$169,318
Average interest rates	5.58%	6.15%	7.29%	7.25%	7.02%	4.90%	6.07%

Rate sensitive liabilities
Borrowed funds	28,766	29,000	32,225	17,000	15,000	35,000	$156,991	$204,595
Average interest rates	3.05%	4.45%	4.06%	4.37%	3.59%	4.58%	4.05%
Savings and NOW accounts	150,261	69,654	75,594	26,662	8,607	6,600	$337,378	$337,378
Average interest rates	1.40%	0.48%	0.45%	0.61%	1.28%	2.33%	0.95%
Fixed interest rate time deposits	232,944	70,998	30,385	26,035	21,447	1,782	$383,591	$385,044
Average interest rates	3.61%	4.32%	4.52%	4.72%	4.22%	4.44%	3.93%
Variable interest rate time deposits	1,299	515	4	0	0	0	$1,818	$1,818
Average interest rates	2.81%	2.37%	2.37%	0.00%	0.00%	0.00%	2.68%

	September 30, 2007							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	09/30/07

Rate sensitive assets
Other interest bearing assets	$1,959	$—	$—	$—	$—	$—	$1,959	$1,959
Average interest rates	4.78%	—	—	—	—	—	4.78%
Trading securities	$12,696	$2,433	$3,468	$2,576	$3,143	$5,746	$30,062	$30,062
Average interest rates	4.91%	5.75%	4.82%	4.81%	3.77%	3.67%	4.60%
Fixed interest rate securities	$73,223	$10,144	$7,991	$10,124	$8,180	$73,321	$182,983	$182,983
Average interest rates	5.17%	4.78%	4.88%	4.30%	5.36%	3.84%	4.56%
Fixed interest rate loans	$118,354	$102,097	$98,443	$81,327	$65,302	$57,601	$523,124	$525,639
Average interest rates	6.70%	6.57%	6.84%	7.06%	7.31%	6.49%	6.81%
Variable interest rate loans	$41,870	$14,848	$16,974	$4,051	$5,602	$3,717	$87,062	$87,062
Average interest rates	8.58%	8.35%	8.35%	7.98%	7.76%	7.65%	8.38%

Rate sensitive liabilities
Borrowed funds	$13,577	$11,500	$17,000	$3,000	$12,000	$10,000	$67,077	$66,632
Average interest rates	5.12%	4.59%	4.81%	4.98%	4.49%	4.84%	4.79%
Savings and NOW accounts	$147,194	$66,724	$63,080	$20,658	$4,264	$—	$301,920	$301,920
Average interest rates	3.48%	1.17%	0.75%	0.67%	—	—	2.16%
Fixed interest rate time deposits	$216,904	$39,740	$42,882	$21,044	$23,531	$244	$344,345	$345,938
Average interest rates	4.69%	4.44%	4.59%	4.70%	4.85%	5.03%	4.66%
Variable interest rate time deposits	$1,389	$645	$—	$—	$—	$—	$2,034	$2,034
Average interest rates	4.29%	4.49%	—	—	—	—	4.35%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2008, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
The Corporation is not involved in any material legal proceedings. The Corporation and the Bank are involved in ordinary, routine litigation incidental to its business, however, no such routine proceedings are expected to result in any material adverse effect on our operations, earnings, or financial condition.
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(A)	None

(B)	None

(C)	Repurchases of Common Stock
On March 22, 2007, the Board of Directors adopted a repurchase plan which allows for the repurchase of up to 150,000 shares of the Corporation’s common stock. This plan was amended in May 2008 to allow for the repurchase of an additional 25,000 shares. The plan was further amended to allow for an additional 5,000 shares to be repurchased in July 2008. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended September 30, 2008, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plan or Program

Balance, June 30 2008				541
July 1-23, 2008	—	$—	—	541
Additional Authorization	—	—	—	5,541
July 24-31, 2008	4,497	40.43	4,497	1,044
August 1 - 31, 2008	—	—	—	1,044
September 1 - 30, 2008	—	—	—	1,044

Balance, September 30 2008	4,497	$40.43	4,497	1,044

Item 6 — Exhibits
(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: November 5, 2008	/s/ Dennis P. Angner
Dennis P. Angner
Chief Executive Officer

/s/ Peggy L. Wheeler
Peggy L. Wheeler
Principal Financial Officer