Form 10-K
period 2008-12-31
ISABELLA BANK CORP
filed 2009-03-16
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 0-18415
Isabella Bank Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2830092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
200 East Broadway Street, Mt. Pleasant, Michigan 48858

(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (989) 772-9471
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Common Stock — No Par Value

(Title of Class)
Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $276,494,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,518,856 as of February 26, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 2009	Part III

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business (All dollars in thousands)
General
Isabella Bank Corporation (the “Corporation”) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has three subsidiaries: Isabella Bank (the “Bank”), IB&T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank has twenty four banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Montcalm, and Saginaw Counties. IB & T Employee Leasing, LLC, is an employee leasing company. Financial Group Information Services renders computer services to the Corporation and its subsidiaries. All employees of the Corporation are employed by IB&T Employee Leasing and are leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, Michigan which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, Montcalm, and southern Clare counties of Michigan. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and two universities with combined enrollment of approximately 30,000 students.
On January 1, 2008, the Corporation acquired Greenville Community Financial Corporation (GCFC). This acquisition helped the Corporation expand its market area. For further discussion, see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements.
On March 1, 2008, IBT Title and Insurance Agency, Inc. (IBT Title), a wholly owned subsidiary of Isabella Bank Corporation, merged its assets and liabilities with those of Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The purpose of this joint venture was to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale. For further discussion, see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements.
The Bank sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by the Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of Isabella Bank Corporation. The assets of the Foundation as of December 31, 2008 were $953.
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. In April 2007, the individual bank charters of Isabella Bank and FSB Bank were consolidated into one bank charter as a part of the Corporation’s strategy to increase efficiencies.
Competition
The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank with a focus on providing high-quality, personalized service at a fair price. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, and direct deposits. Lending activity includes loans made pursuant to lines of credit, real estate loans, consumer loans, and credit card loans. Other financial related products include trust services, stocks, investment securities, bonds, mutual fund sales, 24 hour banking service locally and nationally through shared automatic teller machines, 24 hour online banking, and safe deposit box rentals.
Lending
The Bank limits lending activities to local markets and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and has limited holdings of corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Corporation’s loan portfolio as of December 31, 2008:

LOANS BY MAJOR LENDING CATEGORY
(in thousands)	Amount	%

Residential real estate
1 to 4 family residential	$302,826	41.18%
Construction and land development	16,571	2.25%

Total	319,397	43.43%

Commercial
Real estate	200,398	27.25%
Farmland	31,656	4.30%
Agricultural production	26,347	3.58%
Commercial operating and other	124,408	16.92%

Total	382,809	52.06%

Other consumer installment	33,179	4.51%

TOTAL	$735,385	100.00%

There have been no significant changes in loan concentrations or underwriting standards in 2008.
First and second residential real estate mortgages are the single largest category of loans. The Corporation, through its Bank, offers 3 and 5 year fixed rate balloon mortgages with a maximum 30 year amortization, and 15 and 30 year amortized fixed rate loans. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Bank’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.
Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Substantially all loans upon origination have a loan-to-value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. Escrow accounts for taxes and insurance are required on all loans with loan-to-value ratio in excess of 80%. All mortgage loan requests are reviewed by a mortgage loan committee; loans in excess of $400 require the approval of the Bank’s Internal Loan Committee, Board of Directors, or its loan committee.
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
Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by generally limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.
Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

Supervision and Regulation
The Corporation is subject to supervision and regulation by the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and by the Federal Reserve Board under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and Financial Services Holding Company Act of 2000. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to it. (See “Regulation” below)
Isabella Bank is chartered by the State of Michigan and is a member of the Federal Reserve System. The Bank’s deposits are insured by the FDIC to the extent provided by law. The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Bank is supervised and regulated by the Michigan Office of Financial and Insurance Regulation (OFIR), the Federal Reserve Board, and the FDIC. (See “Regulation” below)
Personnel
As of December 31, 2008, the Corporation and its subsidiaries had 330 full-time equivalent leased employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.
Legal Proceedings
There are various claims and lawsuits in which the Corporation and its subsidiaries are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Corporation’s business. However, the Corporation and its subsidiaries are not involved in any material pending litigation.
AVAILABLE INFORMATION
The Corporation does not maintain a website. Consequently, the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports are not available on a corporate website. The Corporation will provide paper copies of its SEC reports free of charge upon request of a shareholder.
The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Corporation (CIK #0000842517) and other issuers.
REGULATION
The earnings and growth of the banking industry and therefore the earnings of the Corporation and of the Bank are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve System to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation and the Bank cannot be predicted.
The Corporation
The Corporation, as a financial services holding company, is regulated under the BHC Act, and is subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Corporation is registered as a financial services holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board requires. The Federal Reserve Board may also make inspections and examinations of the Corporation and its subsidiaries.
Prior to March 13, 2000, a bank holding company generally was prohibited under the BHC Act from acquiring the beneficial ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the Federal Reserve

Board’s prior approval. Also, prior to March 13, 2000, a bank holding company generally was limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be closely related to banking.
Under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), beginning March 13, 2000, an eligible bank holding company was able to elect to become a financial holding company and thereafter affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; activities that the Federal Reserve Board has determined to be closely related to banking; and other activities that the Federal Reserve Board, after consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to a financial activity. No Federal Reserve Board approval is required for a financial holding company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as defined in the GLB Act or as determined by the Federal Reserve Board.
A bank holding company is eligible to become a financial holding company if each of its subsidiary banks and savings associations is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act (“FDI Act”), is well managed and has a rating under the Community Reinvestment Act (CRA) of satisfactory or better. If any bank or savings association subsidiary of a financial holding company ceases to be well capitalized or well managed, the Federal Reserve Board may require the financial holding company to divest the subsidiary. Alternatively, the financial holding company may elect to conform its activities to those permissible for bank holding companies that do not elect to become financial holding companies. If any bank or savings association subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the financial holding company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.
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
Under Michigan law, if the capital of a Michigan state chartered bank (such as the Bank) has become impaired by losses or otherwise, the Commissioner of the OFIR may require that the deficiency in capital be met by assessment upon the bank’s shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock.
Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would apply to guarantees of capital plans under the Federal Deposit Insurance Corporation Improvement Act of 1991.
The Sarbanes-Oxley Act of 2002 (“SOX”) contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, a written certification by the Corporation’s principal executive and financial officer is required. This certification attests that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2008 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October, 2008. Pursuant to authority under EESA, the U.S. Treasury created the Troubled Asset Relief Program (TARP) Capital Purchase Program under which the U.S. Treasury will invest in senior preferred stock of U.S. banks and savings associations or their holding companies. The U.S. Treasury was initially authorized to use $250 billion for TARP Capital Purchase Program. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.
In connection with the issuance of the senior preferred stock, participating institutions must issue to the U.S. Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of senior preferred stock. The exercise price of the warrants must equal the market price of the common stock on the date of the investment.

As the Corporation noted in its December 10, 2008, press release, the Corporation’s Board of Directors, after carefully reviewing the Corporation’s capital position, the cost of the federal government’s capital, the terms and conditions of participating in the TARP Capital Purchase Program, and the consequences of having the U.S. Treasury as a preferred stock shareholder, decided it would not be in the best interests of the Corporation’s shareholders to participate in the program.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” on page 32 and in the notes to the consolidated financial statements “Note 15 — Commitments and Other Matters” and “Note 16 — Minimum Regulatory Capital Requirements”.
Subsidiary Bank
The Bank is subject to regulation and examination primarily by OFIR and is also subject to regulation and examination by the Federal Reserve Board.
The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.
The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that assesses insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating.
On October 16, 2008, the FDIC issued a restoration plan designed to replenish the DIF and to increase the deposit insurance reserve ratio to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment. On February 27, 2009, the FDIC issued proposed final rules for insurance assessments for 2009. Beginning April 1, 2009, the base assessment rates would range from 12-16 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions. Additionally, the FDIC has called for a twenty (20) basis point special assessment on deposit balances as of June 30, 2009, and payable September 30, 2009, though the FDIC has signaled it may lower its special assessment fee to ten (10) basis points. The FDIC may impose additional special assessments of up to ten (10) basis points thereafter should the DIF reserve ratio not meet projected levels in the future. Either an increase in the risk category of Isabella Bank or adjustments to the base assessment rates would have an adverse effect on the Corporation’s earnings.
The enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.
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
The aforementioned regulations and restrictions may limit the Corporation’s ability to obtain funds from its subsidiary bank for its cash needs, including payment of dividends and operating expenses.
The activities and operations of the Bank are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Truth-in-Lending Act, Truth-in-Saving and Regulation Z of the Federal Reserve Board, the Federal Bank Merger Act, and the Bank Secrecy Act.
Item 1A. Risk Factors
In the normal course of business the Corporation is exposed to various risks. These risks include credit risk, interest rate risk, liquidity risk, operational risk, compliance risk, economic risk, accounting risk, and disruption of infrastructure. These risks, if not managed correctly, could have a significant impact on earnings and capital of the Corporation. Management balances the Corporation’s strategic goals, including revenue and profitability objectives, with associated risks through the use of policies, systems and procedures which have been adopted to identify, assess, control, monitor, and manage in each risk area. Senior management continually reviews the adequacy and effectiveness of these policies, systems, and procedures.
Credit Risk
Credit risk is defined as the risk impacting earnings or capital due to an obligor’s failure to meet the terms of a loan or an investment, or otherwise failing to perform as agreed. Credit risk occurs any time an institution relies on another party, issuer, or borrower’s performance.
A volatile, illiquid market could require the Corporation to recognize an “other- than-temporary” impairment of the investment securities held in the portfolio. Management considers many factors in determining whether other-than-temporary impairment exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, the probability the issuer will be unable to pay the amount when due and the Corporation’s positive intent and ability to hold such investments to maturity or for a period of time sufficient to allow for recovery. This could lead to impairment charges that could have a material adverse effect on net income and capital levels.
To manage the credit risk arising from lending activities, the Corporation’s most significant source of credit risk, management maintains what it believes are sound underwriting policies and procedures. Management continuously monitors asset quality in order to manage the Corporation’s credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.
The Corporation maintains an allowance for probable loan losses, which is a reserve established through a provision for probable loan losses charged to expense, that represents management’s best estimate of probable losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.

Interest Rate Risk
Interest rate risk is the timing differences in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. Management monitors the potential effects of changes in interest rates through rate shock and gap analyses. To help mitigate the effects of interest rate risk, management makes significant efforts to stagger projected cash flows and maturities of interest sensitive assets and liabilities.
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from the Bank’s inability to meet its obligations when they come due without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources, or failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. The Corporation has significant borrowing capacity through correspondent banks as well as the ability to sell investments to fund potential cash shortages.
Operational Risk
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events. The Corporation is exposed to operational risk which includes reputation risk and transaction risk. Reputation risk is developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner as well as protecting the safety and soundness of the institution. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.
To help minimize the potential losses due to operational risks, management has established an internal audit department and has retained the services of a certified public accounting firm to assist in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions and processes. The results of these procedures are reported to the Corporation’s or Bank’s Audit Committee.
Compliance Risk
Compliance risk is the risk of loss from violations of, or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards. This includes new or revised tax, accounting, and other laws, regulations, rules and standards that could significantly impact strategic initiatives, results of operations, and financial condition. The financial services industry is extensively regulated and must meet regulatory standards set by the FDIC, OFIR, the Federal Reserve Board, FASB, SEC, PCAOB and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit the Corporation’s shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Corporation’s business, results of operations, and financial condition, the effect of which is impossible to predict at this time.
The Corporation’s compliance department periodically assesses the adequacy and effectiveness of the Corporation’s processes for controlling and managing its principal compliance risks.
Economic Conditions
An economic downturn within the Corporation’s local markets, as well as downturns in the state or national markets, could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products and lead to an increase of customers who fail to pay interest or principal on their loans. Management continually monitors key economic indicators in an effort to anticipate the possible effects of downturns in the local, regional, and national economies.
The Corporation’s success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Montcalm, and Saginaw Counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
Accounting Risk
The Corporation’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see “Note 1- Summary of Significant Accounting Policies” in the attached Notes to the Consolidated Financial Statements.
Disruption of Infrastructure
The Corporation’s operations depend upon its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of the Corporation’s control, could affect the financial outcome of the Corporation or the financial services industry as a whole. The Corporation has developed disaster recovery plans, which provide detailed instructions to cover all significant aspects of the Corporation’s operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporation’s executive offices are located at 200 East Broadway, Mt. Pleasant, Michigan 48858. Isabella Bank owns 24 branches and an operations center. The Corporation’s facilities current, planned, and best use is for conducting its current activities with the exception of approximately 8% of the main office and 25% of the Lake Isabella office which are leased to tenants. Management continually monitors and assesses the need for expansion and / or improvement for all facilities. In management’s opinion, each facility has sufficient capacity and is in good condition.
In early spring 2009, the Corporation will be moving its executive offices to 401 N. Main Street, Mt. Pleasant, MI 48858. The future plans for 200 East Broadway are still under consideration.
Item 3. Legal Proceedings
The Corporation and its subsidiaries are not involved in any material pending legal proceedings. The Corporation, because of the nature of its business, is at times subject to numerous pending and threatened legal actions that arise out of the normal course of operating their business.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted during the fourth quarter of 2008 to a vote of security holders through the solicitation of proxies or otherwise.
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities
Common Stock and Dividend Information
The Corporation’s common stock is traded in the over-the-counter market. The common stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “ISBA” since August of 2008 and under the symbol IBTM prior to August of 2008. Other trades in the common stock occur in privately negotiated transactions from time to time of which the Corporation may or may not be aware.
Management has reviewed the information available to it as to the range of reported high and low bid quotations, including high and low bid information as reported by Pink Sheets and closing price information as reported by the parties to privately negotiated transactions. The following table sets forth management’s compilation of that information for the periods indicated. Price information obtained from Pink Sheets reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Price information obtained from parties to privately negotiated transactions reflects actual closing prices that were disclosed to the Corporation, which management has not independently verified. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Corporation’s common stock. All of the information has been adjusted to reflect the 10% stock dividend, paid February 29, 2008.

	Number of	Number of	Sale Price
Period	Sales	Shares	Low	High
2008
First Quarter	109	107,920	$32.73	$44.00
Second Quarter	89	50,600	39.00	44.00
Third Quarter	50	29,303	33.00	40.00
Fourth Quarter	80	71,855	22.50	36.50

	328	259,678

2007
First Quarter	61	65,506	38.18	40.91
Second Quarter	78	42,227	38.50	40.91
Third Quarter	66	59,752	38.41	40.45
Fourth Quarter	65	24,597	38.18	40.00

	270	192,082

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 29, 2008.

	Per Share
	2008	2007
First Quarter	$0.12	$0.11
Second Quarter	0.12	0.11
Third Quarter	0.12	0.11
Fourth Quarter	0.29	0.29

Total	$0.65	$0.62

Isabella Bank Corporation’s authorized common stock consists of 15,000,000 shares, of which 7,518,856 shares are issued and outstanding as of December 31, 2008. As of that date, there were 2,979 shareholders of record.
On March 22, 2007, the Board of Directors adopted a repurchase plan which allows for the repurchase of up to 150,000 shares of the Corporation’s issued and outstanding common stock. This plan was amended in May 2008 to allow for the repurchase of an additional 25,000 shares. The plan was further amended to allow for an additional 5,000 shares to be repurchased in July 2008. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. This authorization does not have an expiration date. The following table provides information as of December 31, 2008, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, September 30, 2008				1,044
October 1 - 31, 2008	—	$—	—	1,044
November 1 - 30, 2008	—	—	—	1,044
December 1 - 31, 2008	—	—	—	1,044

Balance, December 31, 2008	—	$—	—	1,044

Information concerning Securities Authorized for Issuance Under Equity Compensation Plans appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” included elsewhere in this annual report on Form 10-K.

Stock Performance
The following graph compares the cumulative total shareholder return on Corporation common stock for the last five years with the cumulative total return on (1) the NASDAQ Stock Market Index, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Bank Stock Index, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation and each index was $100 at December 31, 2003 and all dividends are reinvested.
The dollar values for total shareholder return plotted in the graph above are shown in the table below:
Comparison of Five Year Cumulative
Among Isabella Bank Corporation, NASDAQ Stock Market,
and NASDAQ Bank Stock

	Isabella Bank		NASDAQ
Year	Corporation	NASDAQ	Banks
12/31/2003	100.0	100.0	100.0
12/31/2004	117.2	109.1	113.4
12/31/2005	124.7	111.4	111.2
12/31/2006	139.2	122.9	126.4
12/31/2007	141.4	136.0	101.6
12/31/2008	92.1	81.6	80.0

Item 6. Selected Financial Data
RESULTS OF OPERATIONS
Two key measures of earnings performance commonly used in the banking industry are return on average assets and return on average shareholders’ equity. Return on average assets measures the ability of a corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	2008	2007	2006	2005	2004
INCOME STATEMENT DATA
Total interest income	$61,385	$53,972	$44,709	$36,882	$33,821
Net interest income	35,779	28,013	24,977	23,909	23,364
Provision for loan losses	9,500	1,211	682	777	735
Net income	4,101	7,930	7,001	6,776	6,645
BALANCE SHEET DATA
End of year assets	$1,139,263	$957,282	$910,127	$741,654	$678,034
Daily average assets	1,113,102	925,631	800,174	700,624	675,157
Daily average deposits	817,041	727,762	639,046	576,091	567,145
Daily average loans/net	708,434	596,739	515,539	459,310	430,854
Daily average equity	143,626	119,246	91,964	74,682	70,787
PER SHARE DATA (1)
Earnings per share
Basic	$0.55	$1.14	$1.12	$1.14	$1.13
Diluted	0.53	1.11	1.09	1.14	1.13
Cash dividends	0.65	0.62	0.58	0.55	0.52
Book value (at year end)	17.89	17.58	16.61	13.44	12.25
FINANCIAL RATIOS
Shareholders’ equity to assets (at year end)	11.80%	12.86%	12.72%	10.91%	10.71%
Return on average equity	2.86	6.65	7.61	9.07	9.39
Return on average tangible equity	4.41	8.54	8.31	9.12	10.01
Cash dividend payout to net income	118.82	54.27	53.92	48.02	46.20
Return on average assets	0.37	0.86	0.87	0.97	0.98

	2008				2007
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Quarterly Operating Results:
Total interest income	$15,099	$15,401	$15,359	$15,526	$13,747	$13,794	$13,539	$12,892
Interest expense	5,836	6,309	6,379	7,082	6,466	6,690	6,554	6,249

Net interest income	9,263	9,092	8,980	8,444	7,281	7,104	6,985	6,643
Provision for loan losses	5,725	975	1,593	1,207	593	268	224	126
Noninterest income	1,130	2,377	1,778	2,517	2,605	2,719	2,227	2,411
Noninterest expenses	8,377	7,430	7,341	7,556	6,597	6,995	6,833	6,804
Net (loss) income	(2,041)	2,524	1,691	1,927	2,268	2,096	1,756	1,810
Per Share of Common Stock: (1)
Earnings (loss) per share
Basic	$(0.28)	$0.34	$0.23	$0.26	$0.33	$0.30	$0.25	$0.26
Diluted	(0.27)	0.33	0.22	0.25	0.32	0.29	0.25	0.25
Cash dividends	0.29	0.12	0.12	0.12	0.29	0.11	0.11	0.11
Book value (at quarter end)	17.89	18.78	18.75	19.07	17.58	17.38	17.04	16.77

(1)	Retroactively restated for the 10% stock dividend, paid on February 29, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(All dollars in thousands)
The following is management’s discussion and analysis of the financial condition and results of operations for Isabella Bank Corporation (the “Corporation”). This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in the Annual Report. The Corporation’s significant acquisitions of Greenville Community Financial Corporation in January 2008 and Farwell State Savings Bank in October 2006 were accounted for as purchase transactions, and as such, the related results of operations are included from the dates of acquisition. See “Note 2 — Business Combinations and Joint Venture Formation” in the accompanying Notes to Consolidated Financial Statements included elsewhere in the report.
During 2008, as a result of a significant downturn in economy, the Corporation experienced significant increases in past due and nonaccrual loans. This increase in delinquencies has led to dramatic increases in net loans charged off as well as collection expenses. For further discussion and analysis, see below.
CRITICAL ACCOUNTING POLICIES: The Corporation’s significant accounting policies are set forth in Note 1 of the Consolidated Financial Statements. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles, and the determination of the fair value of investment securities to be its most critical accounting policies.
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see the Provision for Loan Losses discussion below.
United States generally accepted accounting principles require the Corporation determine the fair value of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of measures in determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.
The Corporation currently has both available-for-sale and trading investment securities that are carried at their fair value. Changes in the fair value of available-for-sale investment securities are included in other comprehensive income, while declines in the fair value of these securities below their cost that are other than temporary are reflected as realized losses. The change in value of trading investment securities is included in current earnings.
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

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
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

	2008			2007			2006
		Tax	Average		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans	$717,040	$49,674	6.93%	$604,342	$43,808	7.25%	$522,726	$36,575	7.00%
Taxable investment securities	108,919	5,433	4.99%	68,398	3,751	5.48%	123,316	4,948	4.01%
Nontaxable investment securities	121,220	7,218	5.95%	96,789	5,726	5.92%	75,712	4,423	5.84%
Trading account securities	26,618	1,305	4.90%	50,904	2,298	4.51%	—	—	—
Federal funds sold	5,198	110	2.12%	6,758	342	5.06%	2,762	139	5.03%
Other	17,600	433	2.46%	7,143	317	4.44%	5,012	250	4.99%

Total earning assets	996,595	64,173	6.44%	834,334	56,242	6.74%	729,528	46,335	6.35%
NON EARNING ASSETS:
Allowance for loan losses	(8,606)			(7,603)			(7,187)
Cash and due from banks	18,582			20,588			24,351
Premises and equipment	22,905			21,507			17,690
Accrued income and other assets	83,626			56,805			35,792

Total assets	$1,113,102			$925,631			$800,174

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits	$114,889	813	0.71%	$109,370	1,880	1.72%	$105,476	1,664	1.58%
Savings deposits	213,410	2,439	1.14%	188,323	4,232	2.25%	158,327	2,675	1.69%
Time deposits	393,190	16,621	4.23%	349,941	16,493	4.71%	301,593	12,825	4.25%
Other borrowed funds	145,802	5,733	3.93%	68,586	3,354	4.89%	53,256	2,568	4.82%

Total interest bearing liabilities	867,291	25,606	2.95%	716,220	25,959	3.62%	618,652	19,732	3.19%
NONINTEREST BEARING LIABILITIES:
Demand deposits	95,552			80,128			73,650
Other	6,633			10,037			15,908
Shareholders’ equity	143,626			119,246			91,964

Total liabilities and equity	$1,113,102			$925,631			$800,174

Net interest income (FTE)		$38,567			$30,283			$26,603

Net yield on interest earning assets (FTE)			3.87%			3.63%			3.65%

Net Interest Income
The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,808 in 2008, $1,330 in 2007, and $1,172 in 2006. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
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

	2008 Compared to 2007			2007 Compared to 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

CHANGES IN INTEREST INCOME:
Loans	$7,877	$(2,011)	$5,866	$5,878	$1,355	$7,233
Taxable investment securities	2,048	(366)	1,682	(2,647)	1,450	(1,197)
Nontaxable investment securities	1,454	38	1,492	1,246	57	1,303
Trading account securities	(1,176)	183	(993)	2,298	—	2,298
Federal funds sold	(66)	(166)	(232)	202	1	203
Other	306	(190)	116	97	(30)	67

Total changes in interest income	10,443	(2,512)	7,931	7,074	2,833	9,907

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	90	(1,157)	(1,067)	63	153	216
Savings deposits	505	(2,298)	(1,793)	568	989	1,557
Time deposits	1,924	(1,796)	128	2,189	1,479	3,668
Other borrowings	3,146	(767)	2,379	749	37	786

Total changes in interest expense	5,665	(6,018)	(353)	3,569	2,658	6,227

Net change in interest margin (FTE)	$4,778	$3,506	$8,284	$3,505	$175	$3,680

The Corporation, as well as all other financial institutions, has experienced dramatic changes in interest rates in the last two years. Since September of 2007, the Federal Reserve Bank (“The Fed”) has lowered its target Fed Funds rate from 5.25% to its current level of 0.00% — 0.25%. The Fed’s actions are a result of significant weakening of the Nation’s economy.
The Corporation’s balance sheet was well positioned to protect interest margins in this decreasing rate environment and provided strong interest margin growth in 2008. Interest margins are likely to decrease in 2009 due to the following three factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds during 2009. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities with call dates during 2009 will most likely be called and the Corporation will be reinvesting those proceeds at significantly lower rates.

•	The recent substantial decline in residential mortgage rates will also result in movement of the Corporation’s customers from its three and five year balloon mortgages to fixed rate products that are sold on the secondary market. The reinvestment of these proceeds at lower interest rates will adversely impact interest income.

•	The Corporation experienced a significant increase in non-accrual loans in the fourth quarter of 2008. The increase is a direct result of a decline in residential housing market values, the inability of residential and commercial developers to sell and or lease property, and a significant increase in unemployment rates. The increase in non-accrual loans will decrease 2009 interest income as these loans will no longer be accruing interest income.
Net yield on interest earning assets increased by 0.24% when 2008 is compared to 2007. The primary reason for this increase was that in early 2007, the Corporation, as part of a balance sheet management strategy, extended the maturities of interest earning assets, which as interest rates declined in the latter half of 2007, had a positive impact on interest margins as the cost of funding sources decreased more rapidly than the rates earned on interest earning assets. Another contributing factor for the increase in margins was a result of the loan growth, primarily in higher yielding commercial loans.
The above mentioned balance sheet reorganization strategy was accelerated by the Corporation’s election to early adopt Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and SFAS No. 157, Fair Value Measurements, effective January 1, 2007. The purpose of the early adoption of these standards was to not only provide the Corporation with an opportunity to accelerate the restructuring of its balance sheet, but also to better manage interest rate risk now and in the future.
Overall FTE net interest margin increased by $8,284 for the year ended December 31, 2008 as compared to the same period in 2007. Changes in volume provided an additional $4,778 of net interest margin, while changes in interest rates, both earned and paid, provided an additional $3,506 of net interest margin. During 2008, the rates paid on interest bearing liabilities decreased by 0.67% while those earned on interest earning assets declined by only 0.30%.
Net FTE interest income increased $3,680 for the year ended December 31, 2007 when compared to the same period in 2006. The net increase from the change in volume of interest earning assets and interest bearing liabilities was $3,505 in 2007. Net interest income increased $175 as a result of interest rate changes. During 2007, the rates paid on interest bearing liabilities increased 0.43%, while those earned on interest earning assets increased 0.39%. The decline in interest rate spread is a direct result of the continued use of high cost funding sources such as certificates of deposit and other borrowed funds. The increase in the cost of these deposits in relation to other sources is a result of continued competition for retail deposits.
Provision for Loan Losses
The provision for loan losses represents the current period loan cost associated with maintaining an appropriate allowance for loan losses as determined by management. Periodic fluctuations in the provision for loan losses result from management’s best estimates as to the adequacy of the allowance for loan losses to absorb probable losses within the existing loan portfolio. The provision for loan losses for each period is further dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, assessment by management, third parties and banking regulators of the quality of the loan portfolio, the value of the underlying collateral on problem loans and the general economic conditions in our market areas.

The following schedule shows the composition of the provision for loan losses and the allowance for loan losses.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance for loan losses — January 1	$7,301	$7,605	$6,899	$6,444	$6,204
Allowance of acquired bank	822	—	726	—	—
Loans charged off
Commercial and agricultural	2,137	905	368	101	561
Real estate mortgage	3,334	659	252	166	—
Consumer	854	582	529	376	374

Total loans charged off	6,325	2,146	1,149	643	935
Recoveries
Commercial and agricultural	160	297	136	105	191
Real estate mortgage	240	49	53	—	62
Consumer	284	285	258	216	187

Total recoveries	684	631	447	321	440

Net loans charged off	5,641	1,515	702	322	495
Provision charged to income	9,500	1,211	682	777	735

Allowance for loan losses — December 31	$11,982	$7,301	$7,605	$6,899	$6,444

Year to date average loans	$717,040	$604,342	$522,726	$466,001	$437,438

Net loans charged off to average loans outstanding	0.79%	0.25%	0.13%	0.07%	0.11%

Total amount of loans outstanding	$735,385	$612,687	$591,042	$483,242	$452,895

Allowance for loan losses as a % of loans	1.63%	1.19%	1.29%	1.43%	1.42%

During 2008, the Corporation experienced a significant increase in total loans charged off, primarily in the form of residential real estate mortgages; total loans charged off increased by $4,179 to $6,325. As a result of the increases in loans charged off, as well as local and regional economic uncertainties of the Corporation’s loan portfolio, the Corporation recorded a provision for loan loss in the amount of $5,725 in the fourth quarter of 2008.
The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by the Federal Government, the media, banking regulators, and industry trade groups. Based on information provided by The Mortgage Bankers Association, a substantial portion of the nationwide increases in both past dues and foreclosures are related to fixed and adjustable rate sub-prime mortgages. While the Corporation does not hold sub-prime mortgage loans, the difficulties experienced in the sub-prime market have adversely impacted the entire market, and thus the overall credit quality of the Corporation’s residential mortgage portfolio. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in a continued increase in the inventory of unsold homes. The inventory of unsold homes has not reached these levels since the 1991 recession. The combination of all of these factors is expected to further reduce average home values and thus homeowner’s equity on a national level.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub prime, nor has it originated adjustable rate mortgages or finance loans for more than 80% of market value unless insured by private third party insurance.
With increases in the net loans charged off to average loans and nonperforming loans as a percentage of total loans, the Corporation increased the provision charged to income in 2008. This additional provision increased the allowance for loans losses as a percentage of loans by 0.44% to 1.63%. The increase in the allowance as a percentage of loans is the result of increases in charge offs in the current year, an increase in nonperforming loans, and the declines in the credit quality of the loan portfolio. Management will continue to closely monitor its overall credit quality during 2009 to ensure that the allowance for loan losses remains adequate.
Based on management’s analysis, the allowance for loan losses of $11,982 is considered adequate as of December 31, 2008.

Allocation of the Allowance for Loan Losses
The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to reflect for the probability of losses being incurred within the following categories as of December 31:

	2008		2007		2006		2005		2004
		% of Each		% of Each		% of Each		% of Each		% of Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and agricultural	$3,632	50.7%	$2,458	46.0%	$2,687	43.3%	$2,771	46.9%	$2,634	42.3%
Real estate mortgage	3,832	43.4%	1,341	48.6%	1,367	50.9%	1,192	46.8%	1,463	50.5%
Consumer installment	1,736	4.5%	2,195	4.8%	2,434	5.1%	2,286	5.8%	1,606	6.6%
Impaired loans	2,065	1.4%	703	0.6%	594	0.7%	184	0.5%	304	0.6%
Unallocated	717	0.0%	604	0.0%	523	0.0%	466	0.0%	437	0.0%

Total	$11,982	100.0%	$7,301	100.0%	$7,605	100.0%	$6,899	100.0%	$6,444	100.0%

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
The following table presents nonperforming assets for the past five years:
NONPERFORMING ASSETS

	Year Ended December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$11,175	$4,156	$3,444	$1,375	$1,900
Accruing loans past due 90 days or more	1,251	1,727	1,185	1,058	702
Restructured loans	4,550	685	697	725	686

Total nonperforming loans	16,976	6,568	5,326	3,158	3,288
Other real estate owned	2,770	1,376	562	122	40
Repossessed assets	153	—	—	—	—

Total nonperperforming assets	$19,899	$7,944	$5,888	$3,280	$3,328

Nonperforming loans as a % of total loans	2.31%	1.07%	0.90%	0.65%	0.73%

Nonperforming assets as a % of total assets	1.75%	0.83%	0.65%	0.44%	0.49%

Due to the aforementioned residential real estate market difficulties inherent in the market, the Corporation has increased its efforts to identify potential problem loans. Residential real estate loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless there is an abundance of collateral. Additionally, these loans are charged down to their estimated net realizable value when placed on nonaccrual. Historically, residential real estate loans were placed in nonaccrual status upon reaching the beginning of the legally mandated borrower redemption period, which is typically six months. Chargeoffs of any expected deficiency were recognized at the end of the six month redemption period. These efforts have had a significant impact on the increase in loans classified as nonaccrual as well as the increase in gross chargeoffs in 2008.
The increase in the Corporation’s nonperforming loans is primarily related to the current market difficulties previously discussed related to real estate loans. These market difficulties have also resulted in a substantial increase in restructured loans. The majority of the increase in restructured loans is the result of the Corporation working with borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure.
The increase in OREO is also related to the downturn in the residential real estate market. Management has evaluated the properties held as other real estate owned and has adjusted the carrying value of each property to the lower of the Bank’s carrying amount or fair value less costs to sell, as necessary. Management expects the balance of OREO to continue to increase throughout 2009 both as the result of increases in foreclosures as well as increases in the marketing time for home sales.
Management has devoted considerable attention to identifying loans for which losses are possible and adjusting the value of these loans to their current net realizable values. To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. A continued decline in residential real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.
As of December 31, 2008, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation’s liquidity, capital, or operations.
Noninterest Income
The following table shows the changes in noninterest income between the years ended December 31, 2008, 2007, and 2006 respectively.

	Year Ended December 31
			Change			Change
	2008	2007	$	%	2006	$	%

Service charges and fee income
NSF and overdraft fees	$3,413	$2,961	$452	15.3%	$2,950	$11	0.4%
Trust fees	886	1,035	(149)	-14.4%	866	169	19.5%
Freddie Mac servicing fee	627	635	(8)	-1.3%	635	—	0.0%
ATM and debit card fees	1,029	737	292	39.6%	545	192	35.2%
Service charges on deposit accounts	372	328	44	13.4%	315	13	4.1%
Net OMSR (loss) income	(92)	43	(135)	N/M	30	13	43.3%
All other	135	155	(20)	-12.9%	149	6	4.0%

Total service charges and fees	6,370	5,894	476	8.1%	5,490	404	7.4%
Title insurance revenue	234	2,192	(1,958)	-89.3%	2,389	(197)	-8.2%
Gain on sale of mortgage loans	249	209	40	19.1%	207	2	1.0%
Net gain on trading securities	245	460	(215)	-46.7%	—	460	N/M
Other
Increase in cash value of corporate owned life insurance policies	616	432	184	42.6%	404	28	6.9%
Brokerage and advisory fees	480	276	204	73.9%	213	63	29.6%
Gain (loss) on sale of investment securities	24	(19)	43	N/M	(112)	93	83.0%
Net loss on borrowings measured at fair value	(641)	(66)	(575)	N/M	—	(66)	N/M
All other	225	584	(359)	-61.5%	507	77	15.2%

Total other	704	1,207	(503)	-41.7%	1,012	195	19.3%

Total noninterest income	$7,802	$9,962	$(2,160)	-21.7%	$9,098	$864	9.5%

Noninterest Income (excluding the activity of GCFC since January 1, 2008 to make year to year comparisons more meaningful)

	Year Ended December 31
			Change			Change
	2008	2007	$	%	2006	$	%

Service charges and fee income
NSF and overdraft fees	$3,094	$2,961	$133	4.5%	$2,950	$11	0.4%
Trust fees	886	1,035	(149)	-14.4%	866	169	19.5%
Freddie Mac servicing fee	626	635	(9)	-1.4%	635	—	0.0%
ATM and debit card fees	995	737	258	35.0%	545	192	35.2%
Service charges on deposit accounts	330	328	2	0.6%	315	13	4.1%
Net OMSR (loss) income	(92)	43	(135)	N/M	30	13	43.3%
All other	118	155	(37)	-23.9%	149	6	4.0%

Total service charges and fees	5,957	5,894	63	1.1%	5,490	404	7.4%
Title insurance revenue	234	2,192	(1,958)	-89.3%	2,389	(197)	-8.2%
Gain on sale of mortgage loans	207	209	(2)	-1.0%	207	2	1.0%
Net gain on trading securities	236	460	(224)	-48.7%	—	460	N/M
Other
Increase in cash value of corporate owned life insurance policies	604	432	172	39.8%	404	28	6.9%
Brokerage and advisory fees	430	276	154	55.8%	213	63	29.6%
Gain (loss) on sale of investment securities	24	(19)	43	N/M	(112)	93	83.0%
Net loss on borrowings measured at fair value	(641)	(66)	(575)	N/M	—	(66)	N/M
All other	229	584	(355)	-60.8%	507	77	15.2%

Total other	646	1,207	(561)	-46.5%	1,012	195	19.3%

Total noninterest income	$7,280	$9,962	$(2,682)	-26.9%	$9,098	$864	9.5%

Management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. Management does not expect significant changes to its deposit fee structure in 2009.
Trust fees fluctuate from period to period based on various factors including changes in mix of their customers’ portfolios and the closing of client estates (as much of their estate fees are non-recurring in nature and are based on the assets of the estate).
The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by the Bank’s customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.
The decline in net OMSR (originated mortgage servicing rights) income was primarily due to an increase in amortization expense. The increase in amortization was the result of the estimated lives on the mortgage loans serviced decreasing, which was driven by decreases in the rates offered on new loans in December 2008. Typically as the rates on mortgages decline, there is an increase in consumer refinancing, which results in an increase in amortization of OMSR and eventually an increase in the gain on sale of mortgage loans. As the large declines in interest rates occurred so close to year end, the Corporation had not observed any large increases in the gain on sale of mortgage loans. However, the Corporation does anticipate significant increases in gains from the sales from mortgage loans in 2009.
Title insurance fees have decreased as a result of a joint venture between IBT Title and Insurance Agency and Corporate Title on March 1, 2008 (see Note 2 — “Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements).

Net gains from trading activities have declined significantly from last year. Exclusive of the effects of the merger with GCFC, net gains on trading securities have declined by 48.7% to $236. Significant losses on trading securities were incurred in the second quarter, primarily related to municipal investment securities. The reason for the large declines in value in this sector was related to the downgrading of the two largest bond insurers from AAA to AA in June 2008. These downgrades caused the market to demand higher returns on insured bonds, which has resulted in declines in the value of the Corporation’s municipal bond portfolio, as the majority of the portfolio is insured. Despite the significant declines in interest rates observed during the fourth quarter of 2008, the trading portfolio has struggled to increase in value. Typically, as market rates decline, the value of these securities will increase, while the value of borrowings carried at fair market value will decrease. However, the increases in the value of trading securities have not increased as much as the values of borrowings carried at fair market value have decreased.
Income related to the value of Corporate owned life insurance has increased as a result of the purchase of additional policies as well as transferring the management of the policies to a new investment advisor.
The year ended December 31, 2008 was a good year for brokerage and advisory services income, and one of the most productive years in the Corporation’s history. These results are due to an increase in customer base and a conscious effort by management to expand the Bank’s presence in the local market. The Corporation anticipates this trend to continue throughout 2009.
The increase in total noninterest income from 2006 to 2007 was partially the result of the acquisition of Farwell State Savings Bank in October 2006. Exclusive of the effects of the acquisition, total noninterest income increased 6.29%. There were no individually significant changes other than those noted above between 2007 and 2006.

Noninterest Expenses
The following table shows the changes in noninterest expenses between the years ended December 31, 2008, 2007, and 2006 respectively.

	Year Ended December 31
			Change			Change
	2008	2007	$	%	2006	$	%

Compensation
Leased employee salaries	$12,232	$11,362	$870	7.7%	$10,105	$1,257	12.4%
Leased employee benefits	4,502	4,096	406	9.9%	3,608	488	13.5%
All other	258	160	98	61.3%	156	4	2.6%

Total compensation	16,992	15,618	1,374	8.8%	13,869	1,749	12.6%

Occupancy
Depreciation	508	448	60	13.4%	412	36	8.7%
Outside services	492	332	160	48.2%	334	(2)	-0.6%
Property taxes	411	384	27	7.0%	322	62	19.3%
Utilities	366	344	22	6.4%	320	24	7.5%
Building rent	3	72	(69)	-95.8%	163	(91)	-55.8%
Building repairs	202	147	55	37.4%	129	18	14.0%
All other	53	39	14	35.9%	50	(11)	-22.0%

Total occupancy	2,035	1,766	269	15.2%	1,730	36	2.1%

Furniture and equipment
Depreciation	1,663	1,512	151	10.0%	1,440	72	5.0%
Computer / service contracts	1,526	1,254	272	21.7%	1,101	153	13.9%
ATM and debit card fees	570	433	137	31.6%	263	170	64.6%
All other	90	98	(8)	-8.2%	64	34	53.1%

Total furniture and equipment	3,849	3,297	552	16.7%	2,868	429	15.0%

Other
Audit and SOX compliance fees	565	583	(18)	-3.1%	1,010	(427)	-42.3%
Marketing	691	642	49	7.6%	697	(55)	-7.9%
Directors fees	867	796	71	8.9%	584	212	36.3%
Printing and supplies	508	462	46	10.0%	377	85	22.5%
Education and travel	446	412	34	8.3%	360	52	14.4%
Postage and freight	523	459	64	13.9%	445	14	3.1%
Legal	419	296	123	41.6%	229	67	29.3%
Amortization of deposit premium	415	278	137	49.3%	160	118	73.8%
Foreclosed assets	419	157	262	166.9%	41	116	N/M
Collection	279	112	167	149.1%	31	81	N/M
Brokerage and advisory	205	92	113	122.8%	31	61	196.8%
FDIC Insurance	313	95	218	N/M	87	8	9.2%
Consulting	298	176	122	69.3%	208	(32)	-15.4%
All other	1,880	1,988	(108)	-5.4%	1,746	242	13.9%

Total other	7,828	6,548	1,280	19.5%	6,006	542	9.0%

Total noninterest expenses	$30,704	$27,229	$3,475	12.8%	$24,473	$2,756	11.3%

Noninterest Expenses (excluding the activity of GCFC since January 1, 2008 to make year-to-year comparisons more meaningful)

	Year Ended December 31
			Change			Change
	2008	2007	$	%	2006	$	%
Compensation
Leased employee salaries	$11,152	$11,362	$(210)	-1.8%	$10,105	$1,257	12.4%
Leased employee benefits	4,144	4,096	48	1.2%	3,608	488	13.5%
All other	241	160	81	50.6%	156	4	2.6%

Total compensation	15,537	15,618	(81)	-0.5%	13,869	1,749	12.6%

Occupancy
Depreciation	445	448	(3)	-0.7%	412	36	8.7%
Outside services	404	332	72	21.7%	334	(2)	-0.6%
Property taxes	388	384	4	1.0%	322	62	19.3%
Utilities	340	344	(4)	-1.2%	320	24	7.5%
Building rent	3	72	(69)	-95.8%	163	(91)	-55.8%
Building repairs	185	147	38	25.9%	129	18	14.0%
All other	49	39	10	25.6%	50	(11)	-22.0%

Total occupancy	1,814	1,766	48	2.7%	1,730	36	2.1%

Furniture and equipment
Depreciation	1,557	1,512	45	3.0%	1,440	72	5.0%
Computer / service contracts	1,322	1,254	68	5.4%	1,101	153	13.9%
ATM and debit card fees	553	433	120	27.7%	263	170	64.6%
All other	80	98	(18)	-18.4%	64	34	53.1%

Total furniture and equipment	3,512	3,297	215	6.5%	2,868	429	15.0%

Other
Audit and SOX compliance fees	557	583	(26)	-4.5%	1,010	(427)	-42.3%
Marketing	636	642	(6)	-0.9%	697	(55)	-7.9%
Directors fees	771	796	(25)	-3.1%	584	212	36.3%
Printing and supplies	479	462	17	3.7%	377	85	22.5%
Education and travel	401	412	(11)	-2.7%	360	52	14.4%
Postage and freight	495	459	36	7.8%	445	14	3.1%
Legal	411	296	115	38.9%	229	67	29.3%
Amortization of deposit premium	415	278	137	49.3%	160	118	73.8%
Foreclosed assets	390	157	233	148.4%	41	116	N/M
Collection	158	112	46	41.1%	31	81	N/M
Brokerage and advisory	205	92	113	122.8%	31	61	196.8%
FDIC Insurance	275	95	180	189.5%	87	8	9.2%
Consulting	269	176	93	52.8%	208	(32)	-15.4%
All other	1,531	1,988	(457)	-23.0%	1,746	242	13.9%

Total other	6,993	6,548	445	6.8%	6,006	542	9.0%

Total noninterest expenses	$27,856	$27,229	$627	2.3%	$24,473	$2,756	11.3%

Leased employee salaries expenses have decreased as a result of the new joint venture entered into during the first quarter of 2008 (see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements). Exclusive of the effects of this joint venture, leased employee salaries expenses have increased due to annual merit increases and the continued growth of the Corporation. Despite the reduction in salaries as a result of the above mentioned joint venture, leased employee benefits increased as a result of continued increases in health care costs.
A significant portion of the increase in occupancy and equipment is related to additional expenses incurred for snowplowing during the fourth quarter of 2008. This increase was offset by a decline in building rent, due to the new joint venture.

The increase in furniture and equipment expense in 2008 was primarily the result of increases in ATM and debit card expenses. These increases were the result of increased usage of debit cards by the Bank’s customers, as the Bank incurs a fee each time a card is used.
Management has been diligently working to decrease audit and Sarbanes Oxley (SOX) compliance fees through improved efficiencies. These fees have steadily declined over the past few years as a result of the centralization of corporate processes.
The increases in director fees in 2007 were the result of additional meetings related to ongoing strategic planning, which was partially related to the acquisition of Greenville Community Financial Corporation and the joint venture with Corporate Title, LLC (see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements).
The Corporation places a strong emphasis on continuing education. These educational programs help provide team members with a competitive edge in the market place. Over the past three years, the Corporation offered structured leadership training to its employees. This program is designed to help develop and optimize the communication skills of its participants. Management feels that this investment in its employees today will pay dividends for years to come.
The increase in the amortization of deposit premium is related to the January 2008 acquisition of GCFC.
As a result of the recent increases in delinquencies and foreclosures, the Corporation has experienced significant increases in legal, foreclosed asset, and collection expenses. These expenses are expected to continue to increase throughout 2009 as management anticipates that delinquency rates and foreclosures will increase.
FDIC insurance expense has increased not only as a result of growth of the Corporation, but primarily as a result of increases in the premium rates charged by the Federal Deposit Insurance Corporation. These expenses are expected to significantly increase in 2009 as a result of further premium increases.
Consulting fees increased in 2008 primarily as a result of a potential new branch location study that was performed.
All other expenses include title insurance expenses as well as other miscellaneous expenses. All other expenses decreased by $222 as a result of the new joint venture (see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements). The main reasons for the increase in this line item in 2007 were related to expenses of approximately $130 incurred to convert the Farwell Division to Isabella Bank’s core banking platform in August of 2007. The remaining changes in other expenses are individually not significant.
The increase in total noninterest expenses from 2006 to 2007 was partially the result of the acquisition of Farwell State Savings Bank in October 2006. Exclusive of the effects of the acquisition, total noninterest expenses increased 4.9%, with no individually significant changes when comparing 2007 to 2006.
Federal Income Taxes
Federal income tax (benefit) expense for 2008 was ($724) or (21.4%) of pre-tax income compared to $1,605 or 16.8% of pre-tax income in 2007 and $1,919 or 21.5% in 2006. The primary factor behind the reduction in the effective rate in 2008 and 2007 is related to the increase in tax exempt income as a percentage of net income. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note 12, “Federal Income Taxes”, of Notes to Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION
As shown in the following tables, the Corporation experienced another year of solid asset growth. This growth has been the result of the Corporation’s continued growth strategies, including the GCFC acquisition. See below for further discussion.

	December 31
	2008	2007	$ Change	% Change
ASSETS
Cash and cash equivalents	$23,554	$25,583	$(2,029)	-7.93%
Trading account securities	21,775	25,064	(3,289)	-13.12%
Securities available for sale	246,455	213,127	33,328	15.64%
Mortgage loans available for sale	898	2,214	(1,316)	-59.44%
Loans	735,385	612,687	122,698	20.03%
Allowance for loan losses	(11,982)	(7,301)	(4,681)	64.11%
Bank premises and equipment	23,231	22,516	715	3.18%
Acquisition intangibles, net	47,804	27,010	20,794	76.99%
Equity securities without readily determinable fair values	17,345	7,353	9,992	135.89%
Other assets	34,798	29,029	5,769	19.87%

TOTAL ASSETS	$1,139,263	$957,282	$181,981	19.01%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$775,630	$733,473	$42,157	5.75%
Other borrowed funds	222,350	92,887	129,463	139.38%
Escrow funds payable	—	1,912	(1,912)	-100.00%
Accrued interest and other liabilities	6,807	5,930	877	14.79%

Total liabilities	1,004,787	834,202	170,585	20.45%
Shareholders’ equity	134,476	123,080	11,396	9.26%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,139,263	$957,282	$181,981	19.01%

     Analysis of changes in financial condition (excluding the effects of the acquisition of GCFC on January 1, 2008 to make the year-to-year comparisons more useful)

	December 31
	2008	2007	$ Change	% Change
ASSETS
Cash and cash equivalents	$21,090	$25,583	$(4,493)	-17.56%
Trading account securities	16,796	25,064	(8,268)	-32.99%
Securities available for sale	239,448	213,127	26,321	12.35%
Mortgage loans available for sale	898	2,214	(1,316)	-59.44%
Loans	646,772	612,687	34,085	5.56%
Allowance for loan losses	(11,982)	(7,301)	(4,681)	64.11%
Bank premises and equipment	21,177	22,516	(1,339)	-5.95%
Acquisition intangibles, net	47,804	27,010	20,794	76.99%
Equity securities without readily determinable fair values	16,937	7,353	9,584	130.34%
Other assets	32,336	29,029	3,307	11.39%

TOTAL ASSETS	$1,031,276	$957,282	$73,994	7.73%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$685,479	$733,473	$(47,994)	-6.54%
Other borrowed funds	216,725	92,887	123,838	133.32%
Escrow funds payable	—	1,912	(1,912)	-100.00%
Accrued interest and other liabilities	6,661	5,930	731	12.33%

Total liabilities	908,865	834,202	74,663	8.95%
Shareholders’ equity	122,411	123,080	(669)	-0.54%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,031,276	$957,282	$73,994	7.73%

A discussion of changes in balance sheet amounts by major categories follows:
Trading account securities
As previously mentioned, the Corporation commenced a balance sheet reorganization strategy in 2007 which resulted in a transfer of available-for-sale securities to trading securities. The Corporation’s overall intent was to maintain a trading portfolio to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management objectives (See Note 3 of the Consolidated Financial Statements).
Available-for-sale Investment Securities
The primary objective of the Corporation’s investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation’s overall exposure to changes in interest rates. Securities are currently classified as available-for-sale or trading and are stated at fair value.

The following is a schedule of the carrying value of investment securities available-for-sale:

		December 31
	2008	2007	2006
Available-for-sale
U.S. Government and federal agencies	$67,071	$54,239	$69,020
States and political subdivisions	149,323	130,956	112,754
Corporate	7,145	12,000	11,053
Money market preferred securities	5,979	12,300	—
Mortgage-backed	16,937	3,632	20,623

Total	$246,455	$213,127	$213,450

The following is a schedule of the carrying value of trading securities:

	December 31
	2008	2007
Trading Securities
U.S. Government and federal agencies	$4,014	$4,024
States and political subdivisions	11,556	10,324
Corporate	160	1,004
Mortgage-backed	6,045	9,712

Total	$21,775	$25,064

Excluding those holdings of the investment portfolio in U.S. Government and federal agencies, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes.
The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to recent events, the credit markets for these investments have become illiquid.
Due to the current illiquidity of these securities, the fair values were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s positive intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics (see Note 4 of Notes to Consolidated Financial Statements).
The following is a schedule of maturities of available for sale investment securities (at carrying value) and their weighted average yield as of December 31, 2008. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 34%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Trading securities have been excluded as they are not expected to be held to maturity.

	Maturing
			After One		After Five
			Year But		Years But
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Available-for-sale
U.S. Government and federal agencies	$4,083	3.29	$37,324	4.40	$25,664	4.82	$—	—
States and political subdivisions	9,956	5.14	37,564	5.59	54,494	5.70	47,309	4.92
Mortgage-backed	25	2.79	361	5.33	2,459	5.34	14,092	4.86
Money market preferred securities	5,979	4.12	—	—	—	—	—	—
Corporate	7,145	5.67	—	—	—	—	—	—

Total	$27,188	4.76	$75,249	5.00	$82,617	5.41	$61,401	4.90

Loans
The largest component of earning assets is loans. The proper management of credit and market risk inherent in the loan portfolio is critical to the financial well-being of the Corporation. To control these risks, the Corporation has adopted strict underwriting standards. The standards include specific criteria against lending outside the Corporation’s defined market areas, lending limits to a single borrower, and strict loan to collateral value limits. The Corporation also monitors and limits loan concentrations extended to volatile industries. The Corporation has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.
The following table presents the composition of the loan portfolio for the years ended December 31:

	2008	2007	2006	2005	2004
Commercial	$324,806	$238,306	$212,701	$179,541	$146,152
Agricultural	58,003	47,407	47,302	49,424	49,179
Residential real estate mortgage	319,397	297,937	300,650	226,251	227,421
Installment	33,179	29,037	30,389	28,026	30,143

	$735,385	$612,687	$591,042	$483,242	$452,895

The following table presents the change in the loan categories for the years ended December 31:

	2008		2007		2006
	$ Change	% Change	$Change	% Change	$ Change	% Change

Commercial	$86,500	36.3%	$25,605	12.0%	$33,160	18.5%
Agricultural	10,596	22.4%	105	0.2%	(2,122)	-4.3%
Residential real estate mortgage	21,460	7.2%	(2,713)	-0.9%	74,399	32.9%
Installment	4,142	14.3%	(1,352)	-4.4%	2,363	8.4%

	$122,698	20.0%	$21,645	3.7%	$107,800	22.3%

The following table presents the change in loan categories between December 31, 2008 and December 31, 2007, excluding the loans acquired from GCFC:

		Less
		loans	Adjusted
	Consolidated	acquired	Consolidated	Consolidated
	12/31/08	from GCFC	12/31/08	12/31/07	$ Change	% Change
Commercial	$324,806	$44,605	$280,201	$238,306	$41,895	17.6%
Agricultural	58,003	—	58,003	47,407	10,596	22.4%
Residential real estate mortgage	319,397	37,142	282,255	297,937	(15,682)	-5.3%
Installment	33,179	6,866	26,313	29,037	(2,724)	-9.4%

	$735,385	$88,613	$646,772	$612,687	$34,085	5.6%

The growth in commercial and agricultural loans is a result of the Corporation’s efforts to increase the commercial loan portfolio as a percentage of total loans. A significant portion of this growth has been driven by the Corporation’s new business development team.
Excluding the effects of the Greenville acquisition, residential mortgage loans declined during 2008 as a result of a shift in demand from balloon mortgages to long term fixed rate (typically 30 year) mortgage products. This triggered a decrease in residential mortgage loans as loans with maturity dates greater than 15 years are typically sold to the Federal Home Loan Mortgage Corporation (Freddie Mac). Installment loans have been steadily decreasing over the past few years. This is a result of the increased competition from credit unions and financing offered from other non traditional financial institutions. Management expects both residential mortgages and installment loans to decrease during 2009.
A substantial portion of the increase in total loans when December 31, 2006 is compared to 2005, most notably the increase in residential real estate mortgages, was the result of the acquisition of the Farwell State Savings Bank in October 2006. Pursuant to the acquisition, the Corporation purchased gross loans totaling $64,600.
Bank Premises and Equipment
Exclusive of the effects of the GCFC acquisition, Bank premises and equipment and escrow funds payable have declined as a result of the merger of assets and liabilities between IBT Title and Insurance Agency and Corporate Title Agency, LLC through a joint venture transaction (see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements), resulting in a reduction in such assets and liabilities.
Equity securities without readily determinable fair values
Equity securities without readily determinable fair values includes Federal Home Loan Bank Stock and Federal Reserve Bank Stock. The Corporation has purchased additional shares of stock in 2008 as a result of the consolidation of the Bank’s charter as well as to fulfill stock requirements to borrow additional funds from the Federal Home Loan Bank. Also included in the increase is the Corporation’s investment in the joint venture between IBT Title and Insurance Agency and Corporate Title Agency, LLC, which is accounted for under the equity method of accounting (see “Note 2 — Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements).

Deposits
The main source of funds for the Corporation is deposits. The deposit portfolio represents various types of non transaction accounts as well as savings accounts and time deposits.
The following table presents the composition of our deposit portfolio as of December 31:

	2008	2007	2006	2005	2004
Noninterest bearing demand deposits	$97,546	$84,846	$83,902	$73,839	$65,736
Interest bearing demand deposits	113,973	105,526	111,406	104,251	101,362
Savings deposits	182,523	196,682	178,001	153,397	162,516
Certificates of deposit	340,976	311,976	320,226	250,246	234,262
Brokered certificates of deposit	28,185	28,197	27,446	7,076	—
Internet certificates of deposit	12,427	6,246	4,859	3,669	—

Total	$775,630	$733,473	$725,840	$592,478	$563,876

The following table presents the change in the deposit categories for the years ended December 31:

	2008		2007		2006
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$12,700	15.0%	$944	1.1%	$10,063	13.6%
Interest bearing demand deposits	8,447	8.0%	(5,880)	-5.3%	7,155	6.9%
Savings deposits	(14,159)	-7.2%	18,681	10.5%	24,604	16.0%
Certificates of deposit	29,000	9.3%	(8,250)	-2.6%	69,980	28.0%
Brokered certificates of deposit	(12)	0.0%	751	2.7%	20,370	100.0%
Internet certificates of deposit	6,181	99.0%	1,387	28.5%	1,190	100.0%

Total	$42,157	5.7%	$7,633	1.1%	$133,362	22.5%

The following table presents the change in deposit categories between December 31, 2008 and 2007, excluding the deposits acquired from GCFC:

		Less
		deposits	Adjusted
	Consolidated	acquired	Consolidated	Consolidated
	12/31/08	from GCFC	12/31/08	12/31/07	$ Change	% Change
Noninterest bearing demand deposits	$97,546	$10,251	$87,295	$84,846	$2,449	2.9%
Interest bearing demand deposits	113,973	12,236	101,737	105,526	(3,789)	-3.6%
Savings deposits	182,523	10,735	171,788	196,682	(24,894)	-12.7%
Certificates of deposit	340,976	39,911	301,065	311,976	(10,911)	-3.5%
Brokered certificates of deposit	28,185	8,976	19,209	28,197	(8,988)	-31.9%
Internet certificates of deposit	12,427	8,042	4,385	6,246	(1,861)	-29.8%

Total	$775,630	$90,151	$685,479	$733,473	$(47,994)	-6.5%

As shown in the preceding table, exclusive of the effects of the GCFC acquisition, the Corporation has observed a decline in deposits during 2008. This decline has been the result of increased competition with other depository institutions as well as declines in brokered certificates of deposit and internet certificates of deposit. Deposits also declined due to well publicized bank failures, the collapse of the investment banking industry, and uncertainty of the public in the financial condition of banks in general. The decrease in savings accounts is the result of large deposit customers looking for a secure investment that is fully insured. As a result, the Corporation expanded its repurchase sweep products to meet customers needs. Since December 31, 2007, these repurchase agreements have increased by $41,449; due to the nature of these accounts, they are classified as borrowings.

The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$95,552		$80,128		$73,650
Interest bearing demand deposits	114,889	0.71%	109,370	1.72%	105,476	1.58%
Savings deposits	213,410	1.14%	188,323	2.25%	158,327	1.69%
Time deposits	393,190	4.23%	349,941	4.71%	301,593	4.25%

Total	$817,041		$727,762		$639,046

The time remaining until maturity of time certificates and other time deposits of $100 or more at December 31, 2008 was as follows:

Maturity
Within 3 months	$36,650
Within 3 to 6 months	15,550
Within 6 to 12 months	37,207
Over 12 months	52,015

Total	$141,422

Borrowed Funds
As a result of the Corporation’s recent loan growth, the desire to increase its investment in high quality tax exempt municipal bonds, and the increased level of competition for deposits, the Corporation has increased its other borrowings significantly over the past year. Included in the increase in other borrowed funds is an increase of $41,449 in repurchase agreements (see deposit discussion above). Management does anticipate that the Corporation will continue to increase its borrowings throughout 2009 (See Note 10 of Notes to Consolidated Financial Statements).
Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income / (loss). The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 78,994 shares of common stock generating $2,879 of capital during 2008, and 63,233 shares of common stock generating $2,657 of capital in 2007. The Corporation also offers share-based payment awards through its equity compensation plan (See Note 17 of Notes to Consolidated Financial Statements). Pursuant to this plan, the Corporation generated $603 and $758 of capital in 2008 and 2007, respectively.
In October 2002, the Board of Directors authorized management to repurchase up to $2,000 in dollar value of the Corporation’s common stock. In March 2007, the Board of Directors amended this plan which allowed for the repurchase of up to 150,000 of additional shares. In May and July 2008 they further amended the plan to allow for the repurchase of an additional 25,000 and 5,000 shares, respectively. During 2008 and 2007, the Corporation repurchased 148,336 shares of common stock at an average price of $43.41 and 43,220 shares of common stock at an average price of $43.51, respectively. There were no shares repurchased in 2006.
Accumulated other comprehensive loss increased $5,303 in 2008 and consists of a $3,771 increase in unrealized loss on available-for-sale investment securities and a $1,532 increase in unrecognized pension cost of the defined benefit pension plan. These amounts are net of tax.
The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to average assets ratio, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 9.26% at year end 2008. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at December 31, 2008:
Percentage of Capital to Risk Adjusted Assets:

	Isabella Bank Corporation
	December 31, 2008
	Required	Actual
Equity Capital	4.00%	12.27%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	13.52%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve also prescribes minimum capital requirements for the Corporation’s subsidiary Bank. At December 31, 2008, the Bank exceeded these minimums. For further information regarding the Bank’s capital requirements, refer to Note 16 of the Consolidated Financial Statements, “Minimum Regulatory Capital Requirements”.
Fair Value
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held for investment in foreclosed assets, mortgage servicing rights and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
Fair Value Hierarchy
Under SFAS 157, the Corporation groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1: Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3: Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.
Following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, mortgage-backed securities issued by government-sponsored entities and money market funds. Level 2 securities include municipal bonds and corporate debt securities in active markets. Securities classified as Level 3 include securities in less liquid markets, including illiquid markets in some instances, and include certain municipal securities and money market preferred auction rate securities.
The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to recent events and uncertainty in credit markets, these investments have become illiquid.
Due to the current illiquidity of these securities, these assets were classified as Level 3 during 2008. The fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s positive intent and ability to hold such securities until credit markets improve, as further described in Note 4 of Notes to Consolidated Financial Statements.
Loans Available-for-Sale: Loans available for sale are carried at the lower of cost or market value. The fair value of loans held-for-sale is based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.
Loans: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, impaired loans were evaluated based on the fair value of the collateral or based on the net present value of their expected cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or the impairment is determined using the net present value of the expected cash flows, the Corporation classifies the impaired loan as nonrecurring Level 3.
Foreclosed Assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation classifies the foreclosed asset as nonrecurring Level 3.
Equity Securities Without Readily Determinable Fair Values: The Corporation has investments in equity securities without readily determinable fair values as well as an investment in a joint venture. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investment in a joint venture subjected to nonrecurring fair value adjustments as Level 3. During 2008 and 2007, there were no impairments recorded on equity securities without readily determinable fair values.
Mortgage Servicing Rights: Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 2.
Goodwill and Other Intangible Assets: Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. During 2008 and 2007, there were no impairments recorded on goodwill and other intangible assets.

Other Borrowed Funds: The Corporation has elected to measure a portion of other borrowed funds at their fair value. These borrowings are recorded at fair value on a recurring basis, with the fair value measurement being based upon quoted prices. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as Level 2.
During 2008, primarily as a result of declines in the rates offered on new residential mortgage loans, the Corporation recorded impairment charges of $115 related to the carrying value of its mortgage servicing rights, in accordance with the provisions of SFAS No. 156. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights.
The impairment charges to foreclosed assets were the result of the real estate held declining in value subsequent to the properties being transferred to other real estate.
Liquidity
The primary sources of the Corporation’s liquidity are cash and cash equivalents, trading securities, and available-for-sale investment securities, excluding money market preferred securities in 2008 due to their illiquidity as of December 31, 2008. These categories totaled $285,805 or 25.0% of assets as of December 31, 2008 as compared to $263,774 or 27.6% in 2007. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments discussed in the accompanying notes to consolidated financial statements. Liquidity varies significantly daily, based on customer activity.
Operating activities provided $20,661 of cash in 2008 as compared to $60,387 in 2007. The reduction in net cash provided by operating activities was the result of the Corporation reducing its trading portfolio by $8,513 in 2008 as compared to $53,235 in 2007. Net cash provided by financing activities equaled $66,038 in 2008 and $38,470 in 2007, and was primarily the result of increases in other borrowed funds during 2008. The Corporation’s investing activities used cash amounting to $88,728 in 2008 and $104,633 in 2007. The accumulated effect of the Corporation’s operating, investing, and financing activities used $2,029 and $5,776 of cash in 2008 and 2007, respectively.
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
In addition to these primary sources of liquidity, the Corporation has the ability to borrow from the Federal Home Loan Bank, the Federal Reserve Bank, and through various correspondent banks as fed funds. As of December 31, 2008, the Corporation had the capacity to borrow up to $50,809 from the Federal Home Loan Bank based upon the current Board of Director approved limits.. The Corporation’s liquidity is considered adequate by the management of the Corporation.
Interest Rate Sensitivity
Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. Management also strives to achieve reasonable stability in the net interest margin through periods of changing interest rates. One tool used by management to measure interest rate sensitivity is gap analysis. As shown in the following table, the gap analysis depicts the Corporation’s position for specific time periods and the cumulative gap as a percentage of total assets.
Investment securities and other investments are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $735,385 in total loans, $156,389 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,813 that are included in the 0 to 3 month time frame.
Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management’s analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2008, the Corporation had $69,230 more liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

INTEREST RATE SENSITIVITY
The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2008. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years
Interest Sensitive Assets
Trading securities	$21,775	$—	$—	$—
Investment securities	32,312	50,540	57,075	106,528
Loans	187,926	94,142	384,450	57,692

Total	$242,013	$144,682	$441,525	$164,220

Interest Sensitive Liabilities
Borrowed funds	$55,659	$39,500	$97,191	$30,000
Time deposits	79,488	161,477	139,034	1,589
Savings	36,670	35,706	110,147	—
Interest bearing demand	28,114	19,311	66,548	—

Total	$199,931	$255,994	$412,920	$31,589

Cumulative gap (deficiency)	$42,082	$(69,230)	$(40,625)	$92,006
Cumulative gap (deficiency) as a % of assets	3.69%	(6.08)%	(3.57)%	8.08%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2008. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	Due in
	1 Year	1 to 5	Over 5
	or Less	Years	Years	Total

Commercial and agricultural	$95,292	$262,546	$24,971	$382,809

Interest Sensitivity
Loans maturing after one year that have:
Fixed interest rates		$223,957	$23,425
Variable interest rates		38,589	1,546

Total		$262,546	$24,971

Item 7 A. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s primary market risks are interest rate risk and liquidity risk. The Corporation has no significant foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and does not utilize interest rate swaps or derivatives, except for interest rate locks, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation’s interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. The cash flow of such borrowers and ability to service debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef, and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower’s available cash flow to service their debt.
Interest rate risk (“IRR”) is the exposure of the Corporation’s net interest income, its primary source of income, to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. IRR is the fundamental method in which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to the Corporation’s earnings and capital.
The Federal Reserve Board, the Corporation’s primary Federal regulator, has adopted a policy requiring the Board of Directors and senior management to effectively manage the various risks that can have a material impact on the safety and soundness of the Corporation. The risks include credit, interest rate, liquidity, operational, and reputational. The Corporation has policies, procedures and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to the Board of Directors.
The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation’s interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation’s assets are invested in loans and investment securities with issuer call options. Loans have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation’s cash flows from these assets. A significant portion of the Corporation’s securities are callable. The call option is more likely to be exercised in a period of decreasing interest rates. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.
The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2008, the Corporation’s net interest income would increase during a period of decreasing interest rates.
The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of December 31, 2008 and 2007. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	December 31, 2008							Fair Value
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	12/31/08

Rate sensitive assets
Other interest bearing assets	$575	$—	$—	$—	$—	$—	$575	$575
Average interest rates	0.21%	—	—	—	—	—	0.21%
Trading securities	$7,867	$4,902	$3,181	$2,937	$1,089	$1,799	$21,775	$21,775
Average interest rates	3.89%	3.57%	3.47%	2.74%	2.90%	3.11%	3.49%
Fixed interest rate securities	$82,852	$13,043	$12,494	$11,247	$20,291	$106,528	$246,455	$246,455
Average interest rates	4.68%	4.78%	4.25%	4.20%	3.74%	3.69%	4.15%
Fixed interest rate loans	$136,854	$105,529	$110,218	$80,163	$88,540	$57,692	$578,996	$598,703
Average interest rates	6.73%	6.78%	6.90%	7.20%	6.86%	6.34%	6.82%
Variable interest rate loans	$61,795	$25,166	$16,524	$8,049	$27,505	$17,350	$156,389	$156,389
Average interest rates	5.32%	4.75%	5.27%	5.34%	4.45%	5.90%	5.14%

Rate sensitive liabilities
Borrowed funds	$95,159	$39,191	$21,000	$22,000	$15,000	$30,000	$222,350	$230,130
Average interest rates	1.11%	4.57%	3.63%	4.17%	3.93%	4.59%	2.92%
Savings and NOW accounts	$119,801	$79,465	$63,274	$25,140	$8,816	$—	$296,496	$296,496
Average interest rates	0.12%	0.27%	0.26%	0.20%	0.34%	—	0.20%
Fixed interest rate time deposits	$239,152	$62,838	$29,771	$21,565	$24,860	$1,589	$379,775	$385,478
Average interest rates	3.47%	4.29%	4.55%	4.61%	4.18%	4.57%	3.81%
Variable interest rate time deposits	$1,187	$626	$—	$—	$—	$—	$1,813	$1,813
Average interest rates	1.90%	1.67%	—	—	—	—	1.82%

	December 31, 2007							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	12/31/07

Rate sensitive assets
Other interest bearing assets	$1,457	$—	$—	$—	$—	$—	$1,457	$1,457
Average interest rates	3.21%	—	—	—	—	—	3.21%
Trading securities	$9,342	$2,213	$3,269	$2,750	$2,820	$4,670	$25,064	$25,064
Average interest rates	4.86%	4.86%	4.20%	4.34%	3.50%	6.98%	4.96%
Fixed interest rate securities	$74,950	$24,122	$8,450	$8,082	$2,826	$94,697	$213,127	$213,127
Average interest rates	5.54%	4.98%	4.57%	3.99%	4.13%	3.94%	4.65%
Fixed interest rate loans	$124,447	$99,132	$98,275	$78,152	$63,957	$58,037	$522,000	$523,454
Average interest rates	6.72%	6.65%	6.87%	7.25%	7.28%	6.50%	6.86%
Variable interest rate loans	$41,596	$14,613	$18,792	$4,796	$6,435	$4,455	$90,687	$90,687
Average interest rates	7.94%	7.67%	7.66%	7.52%	7.31%	7.56%	7.75%

Rate sensitive liabilities
Borrowed funds	$30,387	$6,500	$24,000	$—	$17,000	$15,000	$92,887	$91,897
Average interest rates	4.77%	4.34%	4.69%	—	4.19%	4.73%	4.61%
Savings and NOW accounts	$132,008	$71,320	$69,183	$23,972	$5,725	$—	$302,208	$302,208
Average interest rates	2.61%	1.15%	0.62%	0.59%	0.86%	—	1.62%
Fixed interest rate time deposits	$226,090	$33,477	$42,835	$23,067	$18,853	$137	$344,459	$346,528
Average interest rates	4.61%	4.42%	4.53%	4.81%	4.63%	4.40%	4.60%
Variable interest rate time deposits	$1,375	$585	$—	$—	$—	$—	$1,960	$1,960
Average interest rates	4.09%	4.10%	—	—	—	—	4.09%

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
Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements of the Corporation accompanied by the report of our independent registered public accounting firm are set forth on pages 40 through 82 of this report:
The supplementary data regarding quarterly results of operations are set forth under the table headed “Summary of Selected Financial Data” under Item 6 on page 13 of this report.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mt. Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2008 and 2007, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Isabella Bank Corporations internal control over financial reporting as of December 31, 2008, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Isabella Bank Corporation‘s internal control over financial reporting, based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audits provide a reasonable basis for our opinion.
A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Note 1 to the consolidated financial statements, effective January 1, 2008 the Corporation adopted EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. Also, as described in Notes 17 and 20 to the consolidated financial statements, effective January 1, 2007 the Corporation elected the early adoption of Statements of Financial Accounting Standards (SFAS) No.’s 159, The Fair Value Option for Financial Assets and Financial Liabilities, and 157, Fair Value Measurements, and effective December 31, 2006 changed its method of accounting for defined benefit pension and other postretirement plans in accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Rehmann Robson, P.C.
Saginaw, Michigan
March 6, 2009

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2008	2007
ASSETS
Cash and demand deposits due from banks	$23,554	$25,583

Trading securities	21,775	25,064
Investment securities available for sale (amortized cost of $248,741 in 2008 and $212,285 in 2007)	246,455	213,127
Mortgage loans available for sale	898	2,214

Net loans
Loans	735,385	612,687
Less allowance for loan losses	11,982	7,301

Total net loans	723,403	605,386
Premises and equipment	23,231	22,516
Corporate-owned life insurance policies	16,152	13,195
Accrued interest receivable	6,322	5,948
Acquisition intangibles and goodwill, net	47,804	27,010
Equity securities without readily determinable fair values	17,345	7,353
Other assets	12,324	9,886

TOTAL ASSETS	$1,139,263	$957,282

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$97,546	$84,846
NOW accounts	113,973	105,526
Certificates of deposit and other savings	422,689	410,782
Certificates of deposit over $100,000	141,422	132,319

Total deposits	775,630	733,473
Other borrowed funds ($23,130 in 2008 and 7,523 in 2007 at fair value)	222,350	92,887
Escrow funds payable	—	1,912
Accrued interest and other liabilities	6,807	5,930

Total liabilities	1,004,787	834,202

Shareholders’ Equity
Common stock — no par value 15,000,000 shares authorized; outstanding —7,518,856 (including 5,248 shares to be issued) in 2008 and 6,364,120 in 2007	133,602	112,547
Shares to be issued for deferred compensation obligations	4,015	3,772
Retained earnings	2,428	7,027
Accumulated other comprehensive loss	(5,569)	(266)

Total shareholders’ equity	134,476	123,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,139,263	$957,282

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)

	Year Ended December 31
	2008	2007	2006
Number of Shares of Common Stock Outstanding
Balance at beginning of year	6,364,120	6,335,861	4,974,715
Common stock dividends	687,599	—	497,299
Shares issued in exchange for bank acquisition	514,809	—	797,475
Other issuances of common stock	100,664	71,479	66,372
Common stock repurchased	(148,336)	(43,220)	—

Balance end of year	7,518,856	6,364,120	6,335,861

Common Stock
Balance at beginning of year	$112,547	$111,648	$69,592
Common stock dividends (10%)	30,256	—	20,887
Regulatory capital transfer	(28,000)	—	(12,000)
Issuances of common stock in exchange for bank acquisition	22,652	—	30,448
Issuance of common stock	2,836	2,780	2,721
Common stock purchased for deferred compensation obligations	(249)	—	—
Common stock repurchased	(6,440)	(1,881)	—

Balance end of year	133,602	112,547	111,648
Shares to be issued for deferred compensation obligations
Balance at beginning of year	3,772	3,137	2,704
Share-based payment awards under equity compensation plan	603	758	470
Issuance of common stock	(360)	(123)	(37)

Balance end of year	4,015	3,772	3,137
Retained Earnings
Balance at beginning of year	7,027	4,451	10,112
Adjustment to initially apply FASB Statement No. 159, net of tax	—	(1,050)	—
Adjustment to initially apply EITF 06-4, net of tax	(1,571)	—	—
Net income	4,101	7,930	7,001
Common stock dividends (10%)	(30,256)	—	(20,887)
Regulatory capital transfer	28,000	—	12,000
Cash dividends ($0.65 per share in 2008, $0.62 per share in 2007, $0.58 per share in 2006)	(4,873)	(4,304)	(3,775)

Balance end of year	2,428	7,027	4,451
Accumulated Other Comprehensive Loss
Balance at beginning of year	(266)	(3,487)	(1,506)
Cumulative adjustment to initially apply the fair value option of FASB Statement No. 159, net of tax	—	897
Cumulative adjustment to intially apply FASB Statement No. 158, net of tax	—	—	(2,728)
Other comprehensive (loss) income	(5,303)	2,324	747

Balance end of year	(5,569)	(266)	(3,487)
Total shareholders’ equity end of year	$134,476	$123,080	$115,749

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share data)

	Year Ended December 31
	2008	2007	2006

Interest Income
Loans, including fees	$49,674	$43,808	$36,575
Investment securities
Taxable	5,433	3,751	4,948
Nontaxable	4,642	3,657	2,797
Trading account securities	1,093	2,097	—
Federal funds sold and other	543	659	389

Total interest income	61,385	53,972	44,709
Interest Expense
Deposits	19,873	22,605	17,164
Borrowings	5,733	3,354	2,568

Total interest expense	25,606	25,959	19,732

Net interest income	35,779	28,013	24,977
Provision for loan losses	9,500	1,211	682

Net interest income after provision for loan losses	26,279	26,802	24,295

Noninterest Income
Service charges and fees	6,370	5,894	5,490
Title insurance revenue (Note 2)	234	2,192	2,389
Gain on sale of mortgage loans	249	209	207
Net gain on trading securities	245	460	—
Other	704	1,207	1,012

Total noninterest income	7,802	9,962	9,098

Noninterest Expenses
Compensation and benefits	16,992	15,618	13,869
Occupancy	2,035	1,766	1,730
Furniture and equipment	3,849	3,297	2,868
Other	7,828	6,548	6,006

Total noninterest expenses	30,704	27,229	24,473
Income before federal income tax (benefit) expense	3,377	9,535	8,920
Federal income tax (benefit) expense	(724)	1,605	1,919

NET INCOME	$4,101	$7,930	$7,001

Earnings per share
Basic	$0.55	$1.14	$1.12

Diluted	$0.53	$1.11	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2008	2007	2006

Net Income	$4,101	$7,930	$7,001

Unrealized holding gains on available-for-sale securities:
Unrealized (losses) gains arising during the year	(3,104)	614	1,020
Reclassification adjustment for net realized (gains) losses included in net income	(24)	19	112

Net unrealized (losses) gains	(3,128)	633	1,132
Tax effect	(643)	(216)	(385)

Unrealized (losses) gains, net of tax	(3,771)	417	747

(Increase) reduction of unrecognized pension cost	(2,320)	2,890	—
Tax effect	788	(983)	—

Net unrealized (loss) gain on defined benefit pension plan	(1,532)	1,907	—

Other comprehensive (loss) income, net of tax	(5,303)	2,324	747

Comprehensive income	$(1,202)	$10,254	$7,748

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$4,101	$7,930	$7,001
Reconciliation of net income to cash provided by (used in) operations:
Provision for loan losses	9,500	1,211	682
Provision for foreclosed asset losses	231	109	—
Depreciation	2,171	1,960	1,852
Amortization and impairment of mortgage servicing rights	346	201	184
Amortization of acquisition intangibles	415	278	160
Net amortization of investment securities	356	216	705
Realized (gain) loss on sale of available-for-sale investment securities	(24)	19	112
Unrealized gains on trading securities	(245)	(460)	—
Unrealized losses on borrowings measured at fair value	641	66	—
Earnings on corporate owned life insurance policies	(616)	(432)	(404)
Share-based payment awards under equity compensation plan	603	758	470
Deferred income tax (benefit) expense	(1,812)	301	274
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 and 2006 of bank acquisitions and of the 2008 joint venture formation:
Trading securities	8,513	53,235	—
Loans held for sale	1,316	520	(1,990)
Accrued interest receivable	226	(183)	(626)
Other assets	(3,565)	(4,667)	(1,424)
Escrow funds payable	(46)	(504)	(7,407)
Accrued interest and other liabilities	(1,450)	(171)	(1,378)

Net Cash Provided By (Used In) Operating Activities	20,661	60,387	(1,789)
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	66,387	54,997	57,577
Purchases	(96,168)	(132,115)	(70,140)
Loan principal originations, net	(42,700)	(24,455)	(44,805)
Proceeds from sales of foreclosed assets	2,310	662	524
Purchases of premises and equipment	(2,990)	(3,722)	(2,467)
Bank acquisition, net of cash acquired	(9,465)	—	(2,713)
Cash contributed to title company joint venture formation	(4,542)	—	—
Purchase of corporate owned life insurance policies	(1,560)	—	(499)

Net Cash Used In Investing Activities	(88,728)	(104,633)	(62,523)
FINANCING ACTIVITIES
Net (decrease) increase in deposits	(47,892)	7,633	60,024
Net increase in other borrowed funds	123,016	34,365	6,138
Cash dividends paid on common stock	(4,873)	(4,304)	(3,775)
Proceeds from issuance of common stock	2,476	2,657	2,459
Common stock repurchased	(6,440)	(1,881)	—
Common stock purchased for deferred compensation obligations	(249)	—	—

Net Cash Provided By (Used In) Financing Activities	66,038	38,470	64,846

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,029)	(5,776)	534
Cash and cash equivalents at beginning of year	25,583	31,359	30,825

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,554	$25,583	$31,359

Supplemental cash flows information:
Interest paid	$25,556	$25,872	$19,392
Federal income taxes paid	1,155	1,776	1,516
Transfer of loans to foreclosed assets	3,398	1,295	433
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation (the “Corporation”), a financial services holding company, and its wholly owned subsidiaries, Isabella Bank (the “Bank”), Financial Group Information Services, and IB&T Employee Leasing, LLC. All intercompany balances and accounts have been eliminated in consolidation.
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiary, Isabella Bank, offers banking services through 24 locations, 24-hour banking services locally and nationally through shared automatic teller machines, 24- hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial real estate loans and lines of credit, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank’s principal markets. The Corporation’s results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.
In April 2007, the Corporation consolidated the charters of FSB Bank and Isabella Bank. The consolidation into a single charter helped to further reduce operating expenses through the elimination of duplications in memberships, licensing, service contracts, compliance, computer platforms, and computer processing. The legal reorganization had no effect on the Corporation’s consolidated financial statements (See “Note 23 — Operating Segments”).
On January 1, 2008, the Corporation acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly-owned subsidiary of GCFC, merged with and into the Bank (see Note 2 — “Business Combinations and Joint Venture Formation”).
On March 1, 2008, IBT Title and Insurance Agency, Inc. (IBT Title), a wholly owned subsidiary of Isabella Bank Corporation, merged its assets and liabilities with Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The joint venture is accounted for as an equity investment. The purpose of this joint venture was to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale (see Note 2 — “Business Combinations and Joint Venture Formation”).
Financial Group Information Services provides information technology services to Isabella Bank Corporation and its subsidiaries.
IB&T Employee Leasing provides payroll services, benefit administration, and other human resource services to Isabella Bank Corporation and its subsidiaries.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of investment securities, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of goodwill and intangible assets, determinations of assumptions in accounting for the defined benefit pension plan, and other post-retirement liabilities. In connection with the determination of the allowance for loan losses and the carrying value of foreclosed real estate, management obtains independent appraisals for significant properties.
SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Corporation’s activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by real estate or are made to finance agricultural production. Other than these types of loans, there is no significant concentration to any other industry or customer.

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
TRADING SECURITIES: Effective January 1, 2007, in conjunction with the early adoption of the fair value option of SFAS No. 159 (see Note 20), the Corporation engages in trading activities for its own account. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with unrealized changes in fair value recorded in noninterest income. Interest and dividends are included in net interest income.
AVAILABLE-FOR-SALE INVESTMENT SECURITIES: Securities classified as “available-for-sale”, other than money market preferred securities, are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Available-for-sale money market preferred securities are recorded at fair value, with unrealized gains and losses, considered not other-than-temporary, excluded from earnings and reported in other comprehensive income.
Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment (OTTI) losses exist, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the positive intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value (see Note 4). Realized gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstance surrounding the loan and the borrower, including the length of the delay, the reason for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.
LOANS HELD FOR SALE: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value as determined by aggregating outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.
Mortgage loans held for sale can be sold with the mortgage servicing rights retained by the Bank or sold to the investor. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.
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
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income, a component of noninterest income.
LOANS ACQUIRED THROUGH TRANSFER: American Institute of Certified Public Accountants’ Statement of Position (SOP) 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition, and should not be recorded at acquisition. It applies to any loan acquired in a transfer that shows evidence of credit quality deterioration since it was originated. The effect on results of operations and financial position of the Corporation’s acquisition of the allowance for loan losses carried over from Farwell State Savings Bank (“Farwell”) (see Note 2) was not material in 2006 due to the limited number of troubled loans held by Farwell. Included in the fair value adjustments of nonintangible net assets acquired from Greenville Community Financial Corporation (GCFC), was a reduction in the allowance for loan losses of $437. The $437 represented the identified impairments in GCFC’s loan portfolio as of December 31, 2007 (see Note 2).
FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of the Bank’s carrying amount or fair value less costs to sell. Foreclosed assets of $2,923 and $1,376 are included in Other Assets on the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are restricted securities of $9,340 in 2008 and $6,253 in 2007. Restricted securities include stock of the Federal Reserve Bank and the Federal Home Loan Bank, which are carried at cost and have no contractual maturity. Also included as of December 31, 2008 is the Corporation’s investment in CT/IBT Title Agency, LLC, which was $6,905 at that date (see Note 2 — “Business Combinations and Joint Venture Formation”).
STOCK COMPENSATION PLANS: In accordance with Statement of Financial Accounting Standard (SFAS) No. 123(revised 2004), Share-Based Payment , compensation costs relating to share-based payment transactions are recognized in the financial statements and the cost is measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Compensation expense is based on the fair value of the awards, which is generally the market price of the stock on the measurement date and is recognized ratably over the service period of the award, which is usually the vesting period.
SFAS 123(R) applies to new awards and awards modified, repurchased, or cancelled after January 1, 2006. Compensation cost related to the non-vested portion of the awards outstanding as of December 31, 2005 was based on the grant date fair value of those awards as calculated under the original provisions of SFAS No. 123; that is, the Corporation was not required to re-measure the grant date fair value estimate of the unvested portion of awards granted prior to the effective date of SFAS No. 123(R).
CORPORATE OWNED LIFE INSURANCE: The Corporation has purchased life insurance policies on key members of management. In the event of death of one of these individuals, the Corporation would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized on the balance sheet dates. Increases in cash surrender value in excess of single premiums paid are reported as other noninterest income.
Emerging Issues Task Force (“EITF”) Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ratified by the FASB in September, 2006, requires that policyholders recognize a liability for any postretirement benefits provided through the Corporation’s program. As of December 31, 2008, the present value of the nature and amount of post retirement benefits promised by the Corporation to the covered employees is estimated to be $2,460. The periodic policy maintenance costs were $85 for 2008.
ACQUISITION INTANGIBLES AND GOODWILL: Isabella Bank previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. During October 2006, Isabella Bank Corporation acquired Farwell State Savings Bank

(“Farwell”) resulting in identified core deposit intangibles and goodwill (see Note 2). On January 1, 2008, Isabella Bank acquired Greenville Community Financial Corporation (“GCFC”) resulting in identified core deposit intangibles and goodwill (see Note 2). The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Such core deposit intangibles are included in other assets and are being amortized on the straight line basis over nine years. Core deposit intangibles arising from the acquisition of Farwell are being amortized on a 10 year sum-of-year’s digits amortization schedule. Core deposit intangibles arising from the acquisition of GCFC are being amortized on a 15 year sum-of-year’s digits amortization schedule. Goodwill is included in other assets and is not amortized but is evaluated for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
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
ADVERTISING COSTS: Advertising costs are expensed as incurred (see Note 11).
COMPUTATION OF EARNINGS PER SHARE: Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares issued during the period, which includes shares held in the Rabbi Trust controlled by the Corporation (see Note 17). Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director fee plan (see Note 17).
Earnings per common share have been computed based on the following:

	2008	2007	2006
Average number of common shares issued*	7,492,677	6,973,508	6,269,465
Effect of shares in the Deferred Director fee plan*	184,473	197,055	181,280

Average number of common shares outstanding used to calculate diluted earnings per common share	7,677,150	7,170,563	6,450,745

Net Income	$4,101	$7,930	$7,001

Earnings per share
Basic	$0.55	$1.14	$1.12

Diluted	$0.53	$1.11	$1.09

*	As adjusted for the 10% stock dividend paid February 29, 2008
RECLASSIFICATIONS: Certain amounts reported in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the 2008 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS: In September of 2006, EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, was ratified by the Financial Accounting Standards Board (“FASB”). The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits. The Corporation has purchased corporation-owned life insurance on certain of its employees. The cash surrender value of these policies is carried as an asset on the consolidated balance sheets. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers of the Corporation. The Corporation adopted EITF Issue No. 06-4 effective January 1, 2008 and as a result recorded an initial liability of $2,375. To establish this liability, the Corporation recorded a one time charge of $1,571, net of tax, directly to retained earnings at that date.
On March 19, 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS No.161) Disclosures about Derivative Instruments and Hedging Activities. The objective of SFAS No. 161 is to enhance disclosures about an entity’s derivative and hedging activities and thereby improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS No.162) The Hierarchy of Generally Accepted Accounting Principles. The objective of SFAS No. 162 is to identify the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In October 2008, the FASB staff issued Staff Position No. FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP 157-3 clarifies the application of SFAS 157, which the Corporation adopted as of January 1, 2007, in cases where a market is not active. The Corporation has considered the guidance provided by FSP 157-3, which was effective on October 10, 2008, in its determination of estimated fair values as of December 31, 2008.
In December 2008 the FASB issued FSP No. 132(R)-1 Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP 132(R)-1 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post- retirement benefit plans. Under FSP 132(R)-1, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by FSP 132(R)-1 will be included in the Corporation’s financial statements beginning with the financial statements for the year-ended December 31, 2009.
On January 12, 2009 EITF Issue 99-20-1, Amendments to the Impairment Guidance of EIFT Issue No. 99-20 Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets was ratified by the FASB. The FSP retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. EITF Issue 99-20-1 is not expected to have a significant impact on the Corporation’s consolidated financial statements.
The FASB Issued EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities in June 2008. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Corporation’s consolidated financial statements.

NOTE 2 — BUSINESS COMBINATIONS AND JOINT VENTURE FORMATION
Farwell State Savings Bank
On October 3, 2006, Isabella Bank (the “Bank”) acquired 100 percent of Farwell State Savings Bank (Farwell). As a result of this acquisition, Farwell merged with and into the Bank. Under the terms of the merger agreement, each share of Farwell common stock was automatically converted into the right to receive 3.0382 shares of Isabella Bank Corporation common stock and $29.00 in cash. As a result of this acquisition, the Corporation issued 797,475 shares of Isabella Bank Corporation common stock valued at $30,448 and paid a total of $7,612 in cash to Farwell shareholders. Included in the purchase price was $382 of transaction costs. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for transaction costs resulted in a total purchase cost of $38,442. The acquisition of Farwell has increased the overall market share for Isabella Bank Corporation in furtherance of the Bank’s strategic plan.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

		Fair Value
		Adjustments of
		Nonintangible	Fair Value
	Farwell	Net Assets	of Net Assets
	October 3, 2006	Acquired	Acquired
ASSETS
Cash and cash equivelants	$5,281	$—	$5,281
Securities available for sale	17,166	—	17,166
Loans, net	63,874	(470)	63,404
Bank premises and equipment	307	600	907
Other assets	2,416	15	2,431

Total assets acquired	89,044	145	89,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	73,731	(393)	73,338
Accrued interest and other liabilities	1,114	—	1,114

Total liabilities assumed	74,845	(393)	74,452

Net assets acquired	$14,199	$538	14,737

Core deposit intangible			1,442
Goodwill			22,263

Total consideration paid			$38,442

The fair value adjustments are being amortized over two years using the straight line amortization method. The core deposit intangible is being amortized using a 10 year sum-of-the-years’ digits amortization schedule. Goodwill, which is not amortized, is tested for impairment at least annually. As the acquisition was considered a stock transaction, goodwill is not deductible for federal income tax purposes.
The consolidated statements of income include operating results of Farwell since the date of acquisition.

The unaudited pro forma information presented in the following table has been prepared based on Isabella Bank Corporation’s historical results combined with Farwell. The information has been combined to present the results of operations as if the acquisition had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results which would have actually been attained if the acquisition had been consummated in the past or what may be attained in the future and have not been adjusted for the 10% stock dividend paid February 29, 2008:

Year Ended December 31
2006
Net interest income	$27,499

Net income	$8,023

Basic earnings per share	$1.41

Greenville Community Financial Corporation
Effective on the opening of business on January 1, 2008, Isabella Bank Corporation acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly owned subsidiary of GCFC, merged with and into the Bank. Under the terms of the merger agreement, each share of GCFC common stock was automatically converted into the right to receive 0.6659 shares of Isabella Bank Corporation common stock and $14.70 per share in cash. Exclusive of the effects of the 10% stock dividend paid February 29, 2008, the Corporation issued 514,809 shares of Isabella Bank Corporation common stock valued at $22,652 and paid a total of $11,365 in cash to GCFC shareholders. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus cash paid for $564 in transaction costs resulted in a total purchase price of $34,581. The purchase price was determined using the latest Isabella Bank Corporation stock transaction price known to management as of November 27, 2007, the date of the merger agreement. The acquisition of Greenville has increased the overall market share for Isabella Bank Corporation in furtherance of the Bank’s strategic plan.

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
The 2008 consolidated statements of income include the operating results of GCFC for the entire year.

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

	Year Ended December 31
	2007	2006

Net interest income	$31,579	$28,817

Net income	$8,631	$7,992

Basic earnings per share*	$1.10	$1.12

*	As adjusted for the 10% stock dividend paid February 29, 2008.
Title Company Joint Venture Formation
On March 1, 2008, IBT Title and Insurance Agency, Inc. (IBT Title), a wholly owned subsidiary of Isabella Bank Corporation, merged its assets and liabilities with Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The purpose of this joint venture is to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale. As the Corporation is a 50 percent owner of this new entity, revenues and expenses will now be recorded under the equity method and, as such, our share of the net income or loss from the joint venture will be included in other noninterest income. As of December 31, 2008, the Corporation had a recorded investment of $6,905 in the new entity, which is included in equity securities without readily determinable fair values. The following table summarizes the condensed balance sheet of IBT Title as of March 1, 2008. These amounts were excluded from the balance sheet detail of the Corporation and are now included in investment in equity securities without readily determinable fair values.

IBT Title
March 1, 2008
ASSETS
Cash and cash equivalents	$4,542
Premises and equipment	2,352
Other assets, including intangibles of $1,590	2,339

Total assets	9,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Escrow funds	$1,866
Other liabilities	194

Total liabilities	2,060
Total equity	7,173

Total liabilities & equity	$9,233

The assets of the joint venture as of December 31, 2008 were $12,834. The total liabilities of the joint venture were $1,287 and the equity was $11,547 as of December 31, 2008. The Corporation’s share of the joint venture’s operating results for the ten-months ended December 31, 2008 was not significant.

NOTE 3 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at December 31:

	2008	2007

Government-sponsored enterprises	$4,014	$4,024
States and political subdivisions	11,556	10,324
Corporate obligations	160	1,004
Mortgage-backed	6,045	9,712

Total trading securities	$21,775	$25,064

NOTE 4 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows as of December 31:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government and federal agencies	$3,999	$84	$—	$4,083
Government-sponsored enterprises	61,919	1,070	1	62,988
States and political subdivisions	148,186	1,808	671	149,323
Corporate	7,145	—	—	7,145
Money market preferred	11,000	—	5,021	5,979
Mortgage-backed	16,492	445	—	16,937

Total	$248,741	$3,407	$5,693	$246,455

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Securities Available-for-Sale	Cost	Gains	Losses	Value
U.S. Government and federal agencies	$3,983	$75	$—	$4,058
Government-sponsored enterprises	49,631	556	6	50,181
States and political subdivisions	130,772	611	427	130,956
Corporate	12,000	—	—	12,000
Money market preferred	12,300	—	—	12,300
Mortgage-backed	3,599	33	—	3,632

Total	$212,285	$1,275	$433	$213,127

The Corporation had pledged investments in the following amounts as of December 31:

	2008	2007
Pledged for public deposits and for other purposes necessary or requried by law	$18,000	$26,289
Pledged to secure repurchase agreements	64,876	16,072

Total	$82,876	$42,361

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2008 are as follows:

	Available for Sale
	Amortized	Fair
	Cost	Value

Within 1 year	$32,057	$27,163
Over 1 year through 5 years	73,531	74,888
After 5 years through 10 years	79,159	80,158
Over 10 years	47,502	47,309

	232,249	229,518
Mortgage-backed securities	16,492	16,937

	$248,741	$246,455

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.
Because of their variable payments, mortgage-backed securities are not reported by a specific maturity group.
A summary of the activity related to the sale of available-for-sale debt securities is as follows during the years ended December 31:

	2008	2007	2006
Proceeds from sales of securities	$6,096	$5,396	$15,257

Gross realized gains	$24	$12	$—
Gross realized losses	—	(31)	(112)

Net realized gains (losses)	$24	$(19)	$(112)

Applicable income tax (expense) benefit	$(8)	$6	$38

Information pertaining to securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available-for-Sale	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$1	$999	$—	$—	$1
States and political subdivisions	620	27,015	51	2,705	671
Money market preferred	5,021	5,979	—	—	5,021

Total securities available-for-sale	$5,642	$33,993	$51	$2,705	$5,693

	December 31, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available-for-Sale	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$6	$994	$—	$—	$6
States and political subdivisions	276	32,309	151	17,065	427

Total securities available-for-sale	$282	$33,303	$151	$17,065	$433

The unrealized losses in the Corporation’s municipal bond portfolio are largely due to the downgrading of the two largest bond insurers from AAA to AA in June 2008. These downgrades caused the market to demand higher returns on insured bonds, which has resulted in declines in the value of the Corporation’s municipal bond portfolio, as the majority of the portfolio is insured. Despite the significant declines in interest rates observed during the fourth quarter of 2008, the municipal bond portfolio has struggled to increase in value.
The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at estimated fair value. Due to recent events and general uncertainty in credit markets, these investments have become illiquid.
Due to the current illiquidity of these securities, the fair values were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s positive intent and ability to hold such securities until credit markets improve. These securities were also compared, when possible, to other securities with similar characteristics.
Due to the lack of marketability of certain investments at this time, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including money market preferred securities, should be considered other-than-temporarily-impaired (OTTI). Such analyses included, among other factors, the following criteria:
•	Has the value of the investment declined more than 20% based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Does the Corporation have the ability and positive intent to hold the security until maturity?

•	Has the duration of the investment been extended by more than 7 years?

Based on the Corporation’s analysis using the above criteria, and the fact that the Corporation has the positive intent and ability to hold debt securities for the reasonably foreseeable future, management does not believe that the values of these or any other securities are other-than-temporarily impaired as of December 31, 2008 or 2007.
NOTE 5 — LOANS
The Bank grants commercial, agricultural, consumer and residential loans to customers situated primarily in Isabella, Gratiot, Mecosta, Southwestern Midland, Western Saginaw, Montcalm and Southern Clare counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, and general economic conditions of this region. Substantially all of the consumer and residential mortgage loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets and personal guarantees; a portion of loans are unsecured.
A summary of the major classifications of loans is as follows:

	December 31
	2008	2007
Mortgage loans on real estate
Residential 1-4 family	$231,705	$227,304
Commercial	200,398	158,982
Agricultural	31,656	19,951
Construction and land development	16,571	15,060
Second mortgages	46,103	36,393
Equity lines of credit	25,018	19,180

Total mortgage loans	551,451	476,870

Commercial and agricultural loans
Commercial	124,408	79,324
Agricultural production	26,347	27,456

Total commercial and agricultural loans	150,755	106,780

Consumer installment loans	33,179	29,037

Total loans	735,385	612,687
Less: allowance for loan losses	11,982	7,301

Loans, net	$723,403	$605,386

A summary of changes in the allowance for loan losses follows:

	Year Ended December 31
	2008	2007	2006
Balance at beginning of year	$7,301	$7,605	$6,899
Allowance of acquired bank	822	—	726
Loans charged off	(6,325)	(2,146)	(1,149)
Recoveries	684	631	447
Provision charged to income	9,500	1,211	682

Balance at end of year	$11,982	$7,301	$7,605

The following is a summary of information pertaining to impaired loans at December 31:

	2008	2007

Impaired loans with a valuation allowance	$9,603	$3,779
Impaired loans without a valuation allowance	$411	$—
Total impaired loans accruing interest	$2,796	$1,292
Valuation allowance related to impaired loans	$2,065	$703
Total nonaccrual loans	$11,175	$4,156
Accruing loans past due 90 days or more	$1,251	$1,727
Average investment in impaired loans	$6,636	$3,768
Total restructured loans	$4,550	$685
Interest income recognized on impaired loans was not significant during any of the three years ended December 31, 2008. No additional funds are committed to be advanced in connection with impaired loans.
NOTE 6 — SERVICING
Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgages serviced for others was $254,495, $255,839, and $255,577 at December 31, 2008, 2007, and 2006 respectively; such loans are not included in the accompanying consolidated balance sheets. The fair value of servicing rights was determined using a discount rate of 8.1%, prepayment speeds ranging from 6.0% to 25.8%, depending upon the stratification of the specific right and a weighted average default rate of 0.0%. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.
The following table summarizes the changes in each year of the carrying value of mortgage servicing rights included in other assets as of December 31:

	2008	2007	2006

Balance at beginning of year	$2,198	$2,155	$2,125
Mortgage servicing rights capitalized	3,079	2,869	2,655
Accumulated amortization	(3,016)	(2,785)	(2,589)
Impairment valuation allowance	(156)	(41)	(36)

Balance at end of year	$2,105	$2,198	$2,155

Impairment losses recognized	$115	$5	$24

NOTE 7 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 follows:

	2008	2007
Land	$4,665	$3,997
Buildings and improvements	18,653	16,067
Furniture and equipment	23,043	23,226

Total	46,361	43,290
Less: Accumulated depreciation	23,130	20,774

Premises and equipment, net	$23,231	$22,516

Depreciation expense amounted to $2,171, $1,960 and $1,852 in 2008, 2007, and 2006, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the year is as follows:

	2008	2007
Balance January 1	$25,889	$25,889
Goodwill identified in GCFC acquisition (See Note 2)	21,319	—
Reclassificaiton for goodwill contributed to CT / IBT Title Agency, LLC joint venture (See Note 2)	(1,590)	—

Balance at December 31	$45,618	$25,889

Identifiable intangible assets at year end were as follows:

	2008
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Amortizable intangible assets:
Core deposit premium resulting from the Greenville acquisition in 2008	$1,480	$185	$1,295
Core deposit premium resulting from the Farwell acquisition in 2006	1,442	551	891
Core deposit premium resulting from previous acquisitions	2,451	2,451	—

Total	$5,373	$3,187	$2,186

	2007
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Amortizable intangible assets:
Core deposit premium resulting from the Farwell acquisition in 2006	$1,442	$321	$1,121
Core deposit premium resulting from previous acquisitions	2,451	2,451	—

Total	$3,893	$2,772	$1,121

Amortization expense associated with identifiable intangible assets was $415, $278, and $160 in 2008, 2007, and 2006, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years and thereafter is as follows:

Year	Amount
2009	$376
2010	337
2011	299
2012	261
2013	221
Thereafter	692

$2,186

NOTE 9 — DEPOSITS
Scheduled maturities of time deposits for the years succeeding December 31, 2008 are as follows:

Year	Amount
2009	$240,339
2010	63,464
2011	29,771
2012	21,565
2013	24,860
Thereafter	1,589

$381,588

Interest expense on time deposits greater than $100 was $6,525 in 2008, $6,649 in 2007, and $5,195 in 2006.
NOTE 10 — BORROWED FUNDS
Borrowed funds consist of the following obligations at December 31:

	2008	2007
Federal Home Loan Bank advances	$150,220	$66,023
Federal Funds purchased	9,700	15,883
Securities sold under agreements to repurchase without stated maturity dates	42,430	981
Securities sold under agreements to repurchase with stated maturity dates	20,000	10,000

	$222,350	$92,887

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Bank.
The maturity and weighted average interest rates of FHLB advances are as follows at December 31:

	2008		2007
	Amount	Rate	Amount	Rate
Fixed rate advances due 2008	$—	—	$6,131	4.79%
Fixed rate advances due 2009	42,215	1.89%	11,500	4.95%
Fixed rate advances due 2010	29,516	4.58%	18,392	5.08%
Fixed rate advances due 2011	10,225	3.96%	—	—
One year putable advances due 2010	5,000	5.18%	3,000	4.98%
One year putable advances due 2011	1,000	4.75%	—	—
One year putable advances due 2012	5,000	4.07%	15,000	4.10%
Fixed rate advances due 2012	17,000	4.19%	2,000	4.90%
One year putable advances due 2013	10,264	3.66%	—	—
Fixed rate advances due 2014	5,000	4.38%	—	—
Fixed rate advances due 2015	25,000	4.63%	10,000	4.84%

	$150,220	3.68%	$66,023	4.76%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of $64,876 and $16,072 at December 31, 2008 and 2007, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.
The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2008		2007
	Amount	Rate	Amount	Rate
Repurchase agreements due 2010	$5,000	4.00%	$5,000	4.00%
Repurchase agreements due 2013	5,000	4.51%	5,000	4.51%
Repurchase agreements due 2014	10,000	3.19%	—	—

	$20,000	3.72%	$10,000	4.26%

NOTE 11 — OTHER NONINTEREST EXPENSES
A summary of expenses included in Other Noninterest Expenses are as follows for the year ended December 31:

	2008	2007	2006
Director fees	$867	$796	$584
Marketing and advertising	691	642	697
Audit and SOX compliance fees	565	583	1,010
Other, not individually significant	5,705	4,527	3,715

	$7,828	$6,548	$6,006

NOTE 12 — FEDERAL INCOME TAXES
Components of the consolidated provision (benefit) for income taxes are as follows for the year ended December 31:

	2008	2007	2006
Currently payable	$1,088	$1,304	$1,645
Deferred (benefit) expense	(1,812)	301	274

Federal income tax (benefit) expense	$(724)	$1,605	$1,919

The reconciliation of the provision (benefit) for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax (benefit) expense is as follows for the year ended December 31:

	2008	2007	2006
Income taxes at 34% statutory rate	$1,148	$3,242	$3,033
Effect of nontaxable income	(2,088)	(1,782)	(1,239)
Effect of nondeductible expenses	216	145	125

Federal income tax (benefit) expense	$(724)	$1,605	$1,919

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2008	2007
Deferred tax assets
Allowance for loan losses	$3,145	$1,658
Deferred directors’ fees	1,930	1,803
Employee benefit plans	80	33
Core deposit premium and acquisition expenses	252	116
Net unrealized losses on trading securities	32	119
Net unrecognized actuarial loss on pension plan	1,211	424
Life insurance death benefit payable	804	—
Other	860	209

Total deferred tax assets	8,314	4,362

Deferred tax liabilities
Prepaid pension cost	951	899
Premises and equipment	620	606
Accretion on securities	45	47
Core deposit premium and acquisition expenses	506	315
Net unrealized gains on available-for-sale securities	930	286
Other	193	194

Total deferred tax liabilities	3,245	2,347

Net deferred tax assets	$5,069	$2,015

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48), an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax positions taken or expected to be taken on an income tax return, in order for those tax provisions to be recognized in the Corporation’s financial statements. During 2007, the Corporation adopted the provisions of FIN No. 48. The adoption had no effect on the Corporation’s financial statements.
The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by taxing authorities for years before 2005. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation does not have any amounts accrued for interest and penalties at December 31, 2008 and is not aware of any claims for such amounts by federal income tax authorities.
NOTE 13 — OFF-BALANCE-SHEET ACTIVITIES
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

	Contract Amount
	2008	2007
Unfunded commitments under lines of credit	$106,861	$87,969
Commercial and standby letters of credit	6,429	4,405
Commitments to grant loans	10,228	1,069
Unfunded commitments under commercial lines-of-credit, revolving credit home equity lines of credit and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. The commitments for equity lines of credit may expire without being drawn upon. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed. A majority of such commitments are at fixed rates of interest; a portion is unsecured.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions.
The Corporation considers standby letters of credit to be guarantees. These commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the borrower. While the Corporation considers standby letters of credit to be guarantees, the amount of the liability related t o such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.
The Corporation’s exposure to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.

NOTE 14 — ON-BALANCE SHEET ACTIVITIES
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
Outstanding derivative loan commitments expose the Corporation to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of undesignated interest rate lock commitments was $334 and $311 at December 31, 2008 and 2007, respectively.
Forward Loan Sale Commitments
To protect against the price risk inherent in derivative loan commitments, the Corporation utilizes both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loan that would result from the exercise of the derivative loan commitments.
With a “mandatory delivery” contract, the Corporation commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Corporation fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then current market prices, to the investor to compensate the investor for the shortfall.
With a “best efforts” contract, the Corporation commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g. on the same day the lender commits to lend funds to a potential borrower).
The Corporation expects that these forward loan sale commitments will experience changes in fair value opposite to change in fair value of derivate loan commitments. The notional amount of undesignated forward loan sale commitments was $1,232 and $2,525 at December 31, 2008 and 2007, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in the accompanying consolidated financial statements.
NOTE 15 — COMMITMENTS AND OTHER MATTERS
Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2008 and 2007, the reserve balances amounted to $700 and $370, respectively.
Isabella Bank sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Isabella Bank Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of Isabella Bank Corporation. During 2008, 2007, and 2006, the Corporation contributed $78 ,$0, and $0 respectively to the Foundation. The assets of the Foundation as of December 31, 2008 and 2007 were $953 and $1,069, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2008, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2009, the amount available for dividends without regulatory approval was approximately $7,831.
The Bank has obtained approval to borrow up to $200,000 from the Federal Home Loan Bank (FHLB) of Indianapolis. Under the terms of the agreement, the Bank may obtain advances at the stated rate at the time of the borrowings. The Bank has agreed to pledge eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.
NOTE 16 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Bank and the Federal Deposit Insurance Corporation (The Regulators). Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by The Regulators that if undertaken, could have a material effect on the Corporation’s and Bank’s financial statements. Under The Regulators’ capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that include quantitative measures of their assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. The Bank’s capital amounts and classifications are also subject to qualitative judgments by The Regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2008, the most recent notifications from The Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Bank’s categories. The Corporation’s and each Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital to risk weighted assets
Isabella Bank	$89,192	12.4%	$57,666	8.0%	$72,082	10.0%
Consolidated	98,867	13.5	58,485	8.0	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	80,145	11.1	28,833	4.0	43,249	6.0
Consolidated	89,694	12.3	29,242	4.0	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	80,145	7.4	43,069	4.0	53,836	5.0
Consolidated	89,694	8.4	42,603	4.0	N/A	N/A

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital to risk weighted assets
Isabella Bank	$75,769	12.7%	$47,705	8.0%	$59,632	10.0%
Consolidated	103,436	17.0	48,636	8.0	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	68,468	11.5	23,853	4.0	35,779	6.0
Consolidated	96,135	15.8	24,318	4.0	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	68,468	7.7	35,723	4.0	44,654	5.0
Consolidated	96,135	10.7	35,936	4.0	N/A	N/A
NOTE 17 — EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plan
The Corporation has a non-contributory defined benefit pension plan covering substantially all of its employees. In December 2006, the Board of Directors voted to curtail the defined benefit plan effective March 1, 2007. The effect of the curtailment, which was recognized in the first quarter of 2007, suspended the current participant’s accrued benefits as of March 1, 2007 and limited participation in the plan to eligible employees as of December 31, 2006. Due to the curtailment, future salary increases will not be considered and the benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. As a result of the curtailment, the Corporation does not anticipate contributing to the plan in the near future.
The curtailment resulted in a reduction in 2007 of $2,939 in the projected benefit obligation, which served to reduce unrecognized net actuarial loss of $2,939, a component of accumulated other comprehensive loss.
Subsequent to the decision to curtail the defined benefit plan, the Corporation decided to increase the contributions to the Corporation’s 401(k) plan effective January 1, 2007 (see “Other Employee Benefit Plans” on page 72).
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on the Corporation’s consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2008	2007
Change in benefit obligation
Benefit obligation, January 1	$8,206	$10,996
Service cost	—	109
Interest cost	503	489
Actuarial loss	356	51
Benefits paid, including plan expenses	(629)	(500)
Plan curtailment	—	(2,939)

Benefit obligation, December 31	8,436	8,206

Change in plan assets
Fair value of plan assets, January 1	9,607	9,199
Investment (loss) return	(1,309)	558
Corporation contribution	—	350
Benefits paid, including plan expenses	(629)	(500)

Fair value of plan assets, December 31	7,669	9,607

(Deficiency in) funded status at December 31	$(767)	$1,401

	2008	2007
Change in (accrued) prepaid pension benefit costs
Prepaid (accrued) benefit cost at January 1	$1,401	$(1,797)
Contributions to the plan	—	350
Net periodic benefit income (cost) for the year	152	(2)
Plan curtailment loss	—	(40)
Net change in unrecognized actuarial loss and prior service cost	(2,320)	2,890

(Accrued) prepaid pension benefit cost at December 31	$(767)	$1,401

During 2006, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS No. 158”) and in accordance therewith reflected the under funded status of the plan on its consolidated balance sheet at December 31, 2006. Prospectively, the Corporation adjusts the liability to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are now recognized as a component of other comprehensive income (loss).
The adoption of SFAS No. 158 had no effect on the Corporation’s consolidated statement of operations for the year ended December 31, 2006, and it will not affect the Corporation’s operating results in future periods.
The incremental effects of applying FASB Statement No. 158 on individual line items on the consolidated statement of financial position as of the December 31, 2006 implementation date are as follows:

	Before	SFAS No. 158	After
	Application of	Application	Application of
	SFAS No. 158	Adjustments	SFAS No. 158

(Prepaid) accrued liability for pension benefits	$(2,337)	$4,134	$1,797
Deferred income tax assets	2,030	1,406	3,436
Total liabilities	792,581	1,797	794,378
Accumulated other comprehensive loss	(759)	(2,728)	(3,487)
Total shareholders’ equity	118,477	(2,728)	115,749
Amounts recognized as a component of accumulated other comprehensive loss consist of:

	December 31
	2008	2007	2006
(Increase) reduction of unrecognized pension cost	$(2,320)	$2,890	$—
Tax effect	788	(983)	—

Net of tax amount	(1,532)	1,907	—

Adjustment to initially apply FASB Statement No. 158	—	—	(4,134)
Tax effect	—	—	1,406

Net of tax amount	—	—	(2,728)

Total	$(1,532)	$1,907	$(2,728)

The accumulated benefit obligation was $8,436 and $8,206 at December 31, 2008 and 2007, respectively. The $4,134 adjustment to initially apply SFAS No. 158 in 2006 consisted primarily of previously unrecognized net actuarial losses.

The components of net periodic benefit cost and other pension related amounts recognized in other comprehensive income (loss) are as follows for the years ended December 31:

	2008	2007	2006
Net periodic benefit (income) cost
Service cost on benefits earned for services rendered during the year	$—	$109	$637
Interest cost on projected benefit obligation	503	489	607
Expected return on plan assets	(659)	(628)	(555)
Amortization of unrecognized prior service cost	—	—	18
Amortization of unrecognized actuarial net loss	4	32	232

Net periodic benefit (income) cost	$(152)	$2	$939

Accumulated other comprehensive loss at December 31, 2008 includes net unrecognized actuarial losses of $3,564, of which $170 is expected to be amortized into benefit cost during 2009.
Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

	2008	2007	2006
Weighted average discount rate	6.10%	6.44%	6.00%
Rate of increase in future compensation	N/A	N/A	4.50%
Expected long-term rate of return	7.00%	7.00%	7.50%
The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

	2008	2007	2006
Discount rate	6.10%	6.44%	6.00%
Rate of compensation increase	N/A	N/A	4.50%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
The expected long term rate of return is an estimate of anticipated future long term rates of return on the Corporation’s plan assets as measured on a market value basis. Factors considered in arriving at this assumption include:
•	Historical longer term rates of return for broad asset classes.

•	Actual past rates of return achieved by the plan.

•	The general mix of assets held by the plan.

•	The stated investment policy for the plan.
The selected rate of return is net of anticipated investment related expenses.

The Corporation’s actual pension plan weighted-average asset allocations by asset category are as follows at December 31:

Asset Category	2008	2007
Money market	2.5%	4.0%
Equity securities	52.8%	38.0%
Debt securities	44.7%	58.0%

Total	100.00%	100.00%

As of December 31, 2008, the plan held $188 (2.5% of total plan assets) of funds in a money market account. The remaining funds are invested in two mutual funds managed by the plan’s investment advisors. These funds had $4,050 in equity investments and $3,431 in debt securities as of December 31, 2008.
The asset mix, the sector weighting of equity investments, and debt issues to hold are based on a third party investment advisor retained by the Corporation to manage the plan. The Corporation reviews the performance of the advisor no less than annually.
The Corporation does not expect to make contributions to the pension plan in 2009.
Estimated future benefit payments are as follows for the next ten years:

Year	Amount
2009	$363
2010	379
2011	381
2012	400
2013	399
Years 2014 - 2018 (total)	2,753
Other Employee Benefit Plans
The Corporation maintains a nonqualified supplementary employee retirement plan (SERP) for qualified officers to provide supplemental retirement benefits to each participant. Expenses related to this program for 2008, 2007, and 2006 were $206, $202, and $97, respectively, and are being recognized over the participants’ expected years of service. As a result of curtailing Isabella Bank Corporation’s defined benefit plan in March 2007, the Corporation established an additional SERP to maintain the benefit levels for all employees that were at least forty years old and had at least 15 years of service. The cost to provide this benefit was $128 and $120 for 2008 and 2007, respectively.
The Corporation maintains a non-leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Effective December 31, 2006, the ESOP plan was frozen to new participants. Contributions to the plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. Expenses related to the plans for 2008, 2007, and 2006 were $0, $115, and $13, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2008, 2007, and 2006 were 271,520, 149,154, and 161,762, respectively, were included in the computation of dividends and earnings per share in each of the respective years and have not been adjusted for the 10% stock dividend paid February 29, 2008.
The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered family. Medical claims are subject to a lifetime maximum of $5,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation’s experience. Expenses were $2,110 in 2008, $1,804 in 2007 and $1,316 in 2006.
The Corporation offers dividend reinvestment, and employee and director stock purchase plans. The dividend reinvestment plan allows shareholders to purchase previously unissued Isabella Bank Corporation common shares. The stock purchase plan allows employees and directors to purchase Isabella Bank Corporation common stock through payroll deduction. The number of shares reserved for issuance under these plans are 635,000, with 314,856 shares unissued at December 31, 2008, as adjusted for the 10% stock dividend paid February 29, 2008. During 2008, 2007 and 2006, 78,994 shares were issued for $2,879, 63,233 shares were issued for $2,657 and 61,258 shares were issued for $2,459, respectively, in cash pursuant to these plans, exclusive of the effects of the 10% stock dividend paid February 29, 2008.

401(k) Plan
The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 100% of their compensation subject to certain limits based on federal tax laws. The Corporation began making matching contributions equal to 25% of the first 3% of an employee’s compensation contributed to the plan in 2005. Employees are 0% vested through their first two years of employment and are 100% vested after 6 years of service.
As a result of the curtailment of the defined benefit plan noted above, the Corporation decided to increase the contributions to the Corporation’s 401(k) plan effective January 1, 2007. The enhancement includes an automatic 3.0% contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. For the year ended December 31, 2008 and 2007, expenses attributable to the Plan were $543 and $439, respectively.
Equity Compensation Plan
Pursuant to the terms of the Deferred Compensation Plan for Directors, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees to the Plan. The fees are converted to stock units based on the fair market value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Plan as modified does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under this Plan. The Corporation may also purchase shares of common stock from the open market to meet its obligations under the Plan. Under the Plan, the Corporation was to issue $3,766 in dollar value of common stock or 186,766 shares and $3,772 or 198,939 shares as of December 31, 2008 and 2007, respectively as adjusted for the 10% stock dividend paid on February 29, 2008, pursuant to the antidilution provision required by the Plan.
On December 17, 2008, the Corporation established a Rabbi Trust effective as of July 1, 2008, to fund the Plan. A Rabbi Trust is an irrevocable grantor trust to which the Corporation may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although the Corporation may not reach the assets of the Rabbi Trust for any purpose other than meeting its obligations under the plan, the assets of the trust remain subject to the claims of the Corporation’s creditors and are included in the consolidated financial statements. The Corporation may contribute cash or common stock to the trust from time to time for the sole purpose of funding the Plan. The trust will use any cash that the Corporation contributed to purchase shares of the Corporation’s common stock on the open market through the Corporation’s brokerage services department.
Since July 1, 2008, the Corporation has transferred $249 of cash to the Rabbi Trust. As of December 31, 2008, the Trust held 5,248 shares of the Corporation’s common stock for settlement.
NOTE 18 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income as well as unrealized gains and losses, net of tax, on available-for-sale investment securities owned and changes in the funded status of the Corporation’s defined benefit pension plan, which are excluded from net income. Unrealized investment securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of comprehensive income for each of the years ended December 31, 2008, 2007, and 2006.

The following is a summary of the components comprising the balance of accumulated other comprehensive loss reported on the consolidated balance sheets as of December 31 (presented net of tax):

	2008	2007
Unrealized gains on available-for-sale investment securities	$(3,216)	$555
Unrecognized pension costs	(2,353)	(821)

Accumulated other comprehensive loss	$(5,569)	$(266)

NOTE 19 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank grants loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following:

	2008	2007
Beginning balance	$10,461	$10,749
New loans	3,488	8,720
Repayments	(9,938)	(9,008)

Ending Balance	$4,011	$10,461

Total deposits of these principal officers and directors and their affiliates amounted to $8,317 and $10,526 at December 31, 2008 and 2007, respectively. In addition, Isabella Bank Corporation’s Employee Stock Ownership Plan (Note 17) held deposits with the Bank aggregating $370 and $928, respectively, at December 31, 2008 and 2007.
NOTE 20 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, the Corporation may elect to measure many financial instruments and certain other assets and liabilities at fair value (“fair value option” — FVO). The fair value measurement option is not allowable for deposit or withdrawable on demand liabilities. If the use of fair value is elected, any upfront costs and fees related to the instrument must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if the Corporation has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as of January 1, 2007. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. Although SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and would have been required to be adopted by Isabella Bank Corporation in the first quarter of fiscal 2008, Isabella Bank Corporation elected to early adopt SFAS No. 159 effective January 1, 2007, the impact of which is detailed in the table below.
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

	Balance Sheet	Net Gain / (Loss)	Balance Sheet
	1/1/2007 Prior to	Upon Adoption of	1/1/2007 After
	Adoption of FVO	FVO	Adoption of FVO
Investment securities	$79,198	$(1,359)	$77,839
FHLB borrowings included in other borrowed funds	(7,256)	(232)	(7,488)

Pretax cumulative loss effect of adoption of the fair value option		(1,591)
Increase in deferred tax asset		541

Cumulative loss effect of adoption of the fair value option (charged as a reduction to retained earnings as of January 1, 2007)		$(1,050)

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, derivatives and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, loans held for investment in foreclosed assets, mortgage servicing rights and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
Fair Value Hierarchy
Under SFAS 157, the Corporation groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1: Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2: Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3: Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.
Following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.
Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, mortgage-backed securities issued by government-sponsored entities and money market funds. Level 2 securities include municipal bonds and corporate debt securities in active markets. Securities classified as Level 3 include securities in less liquid markets, including illiquid markets in some instances, and include certain municipal securities and money market preferred auction rate securities.
The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to recent events and uncertainty in credit markets, these investments have become illiquid.
Due to the current illiquidity of these securities, these assets were classified as Level 3 during 2008. The fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s positive intent and ability to hold such securities until credit markets improve, as described in Note 4.
Loans Available-for-Sale: Loans available for sale are carried at the lower of cost or market value. The fair value of loans held-for-sale is based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.
Loans: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2008, impaired loans were evaluated based on the fair value of the collateral or based on the net present value of their expected cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or the impairment is determined using the net present value of the expected cash flows, the Corporation classifies the impaired loan as nonrecurring Level 3.
Foreclosed Assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation classifies the foreclosed asset as nonrecurring Level 3.
Equity Securities Without Readily Determinable Fair Values: The Corporation has investments in equity securities without readily determinable fair values as well as an investment in a joint venture. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investment in a joint venture subjected to nonrecurring fair value adjustments as Level 3. During 2008 and 2007, there were no impairments recorded on equity securities without readily determinable fair values.
Mortgage Servicing Rights: Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 2.
Goodwill and Other Intangible Assets: Goodwill and identified intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3. During 2008 and 2007, there were no impairments recorded on goodwill and other intangible assets.
Other Borrowed Funds: The Corporation has elected to measure a portion of other borrowed funds at their fair value. These borrowings are recorded at fair value on a recurring basis, with the fair value measurement being based upon quoted prices. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as Level 1.

The table below represents the activity in Level 3 inputs measured on a recurring basis for the year ended December 31:

	2008	2007

Level 3 inputs — January 1	$12,694	$13,723
Purchases	2,307	—
Maturities	(1,255)	(1,029)
Transfers of securities into level 3 due to changes in the observability of significant inputs (illiquid markets)	11,000	—
Net unrealized losses on available-for-sale investment securities	(5,355)	—

Level 3 inputs — December 31	$19,391	$12,694

The tables below present the recorded amount of assets and liabilities measured at fair value on December 31:

	2008
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Items
Trading securities	$21,775	$10,175	$11,600	$—
Investment securities available for sale	246,455	89,507	137,557	19,391
Mortgage loans available for sale	898	—	898	—
Other borrowed funds	23,130	23,130	—	—
Nonrecurring Items
Impaired loans	10,014	—	—	10,014
Mortgage servicing rights	2,105	—	2,105	—
Foreclosed assets	2,923	—	2,923	—

	2007
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Items
Trading securities	$25,064	$14,741	$10,323	$—
Investment securities available for sale	213,127	57,871	142,562	12,694
Mortgage loans available for sale	2,214	—	2,214	—
Other borrowed funds	7,523	7,523	—	—
Nonrecurring Items
Impaired loans	3,779	—	—	3,779
Mortgage servicing rights	2,198	—	2,198	—
Foreclosed assets	1,376	—	1,376	—

The Corporation had 10.8% and 6.5% of Level 3 assets as a percentage of total assets and liabilities measured at fair value as of December 31, 2008 and 2007, respectively.
The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which impairment was recognized in the years ended December 31, 2008 and 2007, are summarized as follows:

	Year Ended December 31
	2008			2007
	Trading			Trading
	Gains and	Other Gains		Gains and	Other Gains
Description	(Losses)	and (Losses)	Total	(Losses)	and (Losses)	Total
Recurring Items
Trading securities	$245	$—	$245	$460	$—	$460
Other borrowed funds	—	(641)	(641)	—	(66)	(66)
Nonrecurring Items
Impaired loans	—	(71)	(71)	—	—	—
Mortgage servicing rights	—	(115)	(115)	—	(5)	(5)
Foreclosed assets	—	(231)	(231)	—	(109)	(109)

			$(813)			$280

During 2008, primarily as a result of declines in the rates offered on new residential mortgage loans, the Corporation recorded impairment charges of $115 related to the carrying value of its mortgage servicing rights, in accordance with the provisions of SFAS No. 156. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights.
The impairment charges to foreclosed assets were the result of the real estate held declining in value subsequent to the properties being transferred to other real estate.
The activity in the trading portfolio of investment securities was as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Purchases	$11,010	$7,654
Sales, calls, and maturities	(14,544)	(62,248)

Total	$(3,534)	$(54,594)

The net loss on trading securities represents mark-to-market adjustments. Included in the net trading losses of $245 during 2008, was $262 of net trading gains on securities that were held in the Corporation’s trading portfolio as of December 31, 2008.
The activity in borrowings carried at fair value was as follows for years ended December 31, 2008 and 2007:

	2008	2007
Issuances	$15,000	$—
Sales, calls, and maturities	(34)	(31)

Total	$14,966	$(31)

NOTE 21 — FAIR VALUES OF FINANCIAL INSTRUMENTS
The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the estimated amounts provided herein do not necessarily indicate amounts which could be realized in a current exchange. Furthermore, as the Corporation typically holds the majority of its financial instruments until maturity, it does not expect to realize all of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items which are not defined as financial instruments, but which have significant value. These include such items as core deposit intangibles, the future earnings of significant customer relationships and the value of other fee generating businesses. The Corporation believes the imprecision of an estimate could be significant.
The following methods and assumptions were used by the Corporation in estimating fair value disclosures for financial instruments.
Cash and cash equivalents: The carrying amounts of cash and short-term instruments approximate fair values.
Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions.
Mortgage loans available for sale: Fair values of mortgage loans available for sale are based on commitments on hand from investors or prevailing market prices.
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
Deposit liabilities: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowings arrangements.
Borrowings: The fair values of the Corporation’s long-term borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing arrangements. The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair value. The fair values of other borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued interest: The carrying amounts of accrued interest approximate fair value.
Derivative financial instruments: Fair values for derivative loan commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.

Off-balance-sheet credit-related instruments: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standings. The Corporation does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.
The following sets forth the estimated fair value and recorded carrying values of the Corporation’s financial instruments as of December 31:

	2008		2007
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$23,554	$23,554	$25,583	$25,583
Trading securities	21,775	21,775	25,064	25,064
Investment securities available for sale	246,455	246,455	213,127	213,127
Mortgage loans available for sale	905	898	2,228	2,214
Net loans	743,110	723,403	606,840	605,386
Accrued interest receivable	6,322	6,322	5,948	5,948
Mortgage servicing rights	2,105	2,105	2,198	2,198

LIABILITIES
Deposits with no stated maturities	394,042	394,042	387,054	387,054
Deposits with stated maturities	387,291	381,588	348,488	346,419
Borrowed funds	230,130	222,350	91,897	92,887
Accrued interest payable	1,334	1,334	1,284	1,284

NOTE 22 — PARENT COMPANY ONLY FINANCIAL INFORMATION (UNAUDITED)
Condensed Balance Sheets

	December 31
	2008	2007
ASSETS
Cash on deposit at subsidiary Bank	$1,144	$14,265
Securities available for sale	2,140	2,210
Investments in subsidiaries	82,673	77,486
Premises and equipment	2,043	3,637
Other assets	52,096	26,309

TOTAL ASSETS	$140,096	$123,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,620	$827
Shareholders’ equity	134,476	123,080

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,096	$123,907

Condensed Statements of Income

	Year Ended December 31
	2008	2007	2006
Income
Dividends from subsidiaries	$5,800	$15,975	$4,025
Interest income	88	177	305
Management fee and other	1,011	1,517	1,280

Total income	6,899	17,669	5,610
Expenses	3,989	3,890	3,872

Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,910	13,779	1,738
Federal income tax benefit	905	773	825

	3,815	14,552	2,563
Undistributed earnings (distributions in excess of earnings) of subsidiaries	286	(6,622)	4,438

Net income	$4,101	$7,930	$7,001

Condensed Statements of Cash Flows

	Year Ended December 31
	2008	2007	2006
OPERATING ACTIVITIES
Net income	$4,101	$7,930	$7,001
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(286)	6,622	(4,438)
Share based payment awards	603	758	470
Depreciation	294	592	591
Net amortization of investment securities	5	4	21
Realized loss on sale of investment securities	—	—	8
Deferred income taxes (benefit)	162	(165)	128
Changes in operating assets and liabilities which provided (used) cash
Interest receivable	1	(2)	29
Other assets	(817)	(776)	(522)
Accrued interest and other expenses	583	(389)	138

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,646	14,574	3,426
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	110	595	6,650
Purchases	—	(266)	(4,380)
Sales (purchases) of equipment and premises	1,300	(1,135)	(660)
Advances to subsidiaries	(11,927)	(50)	(8,394)

NET CASH USED IN INVESTING ACTIVITIES	(10,517)	(856)	(6,784)
FINANCING ACTIVITIES
Net increase in other borrowed funds	1,836	—	—
Cash dividends paid on common stock	(4,873)	(4,304)	(3,775)
Proceeds from the issuance of common stock	2,476	2,657	2,459
Common stock repurchased	(6,440)	(1,881)	—
Common stock purchased for deferred compensation obligations	(249)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(7,250)	(3,528)	(1,316)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,121)	10,190	(4,674)
Cash and cash equivelants at beginning of year	14,265	4,075	8,749

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,144	$14,265	$4,075

NOTE 23 — OPERATING SEGMENTS
In prior years, the Corporation’s reportable segments were based on legal entities that account for at least 10% of operating results. In April 2007, the individual bank charters of Isabella Bank and FSB Bank were consolidated into one bank charter as a part of the Corporation’s strategy to increase efficiencies. Retail banking operations for 2008, 2007, and 2006 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, no additional segment information is presented.
NOTE 24 — ADJUSTMENTS AFFECTING FOURTH QUARTER RESULTS OF OPERATIONS
In the fourth quarter of 2008, due to the increased deterioration of the overall credit quality of the Corporation’s loan portfolio as well as the increased uncertainty related to the overall stability of the economy, the Corporation recorded a provision for loan losses in the amount of $5,725, which contributed to a net operating loss of $2,041 for the three months ended December 31, 2008. Management does not believe this adjustment is attributable to conditions that were apparent in previous quarters. The aggregate effect of the $5,725 provision for loan losses ($3,779 net of tax) was to reduce net income per share by $0.50.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9 A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2008, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.
Changes in Internal Control
The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2008.
Management’s Report on Internal Control Over Financial Reporting
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
We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our consolidated financial statements. The system includes but is not limited to:
•	A documented organizational structure and division of responsibility;

•	Established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout the Corporation;

•	Internal auditors that monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee;

•	Procedures for taking action in response to an internal audit finding or recommendation;

•	Regular reviews of our consolidated financial statements by qualified individuals; and

•	The careful selection, training and development of our people.
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
We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Based upon these criteria, we believe that, as of December 31, 2008, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson, P.C., has audited our 2008 consolidated financial statements. Rehmann Robson, P.C. was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson, P.C. has issued an unqualified audit opinion on our 2008 consolidated financial statements as a result of the audit and also has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.

Isabella Bank Corporation

By:

//s// Dennis P. Angner Dennis P. Angner
Chief Executive Officer
February 26, 2009

//s// Peggy L. Wheeler Peggy L. Wheeler
Principal Financial Officer
February 26, 2009
Item 9 B. Other Information
None
Part III
Item 10. Directors and Executive Officers and Corporate Governance
For information concerning directors and certain executive officers of the Corporation, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s 2008 Annual Meeting Proxy Statement (“Proxy Statement”) which is incorporated herein by reference.
For Information concerning the Corporation’s Audit Committee financial experts, see “Committees of the Board of Directors and Meeting Attendance” in the Proxy Statement which is incorporated herein by reference.
The Corporation has adopted a Code of Business Conduct and Ethics that applies to the Corporation’s Chief Executive Officer and Principal Financial Officer. The Corporation shall provide to any person without charge upon request, a copy of its Code of Business Conduct and Ethics. Written requests should be sent to: Secretary, Isabella Bank Corporation, 200 East Broadway, Mount Pleasant, Michigan 48858.
Item 11. Executive Compensation
For information concerning executive compensation, see “Executive Officers,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Remuneration of Directors” in the Proxy Statement which is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
For information concerning the security ownership of certain owners and management, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2008, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Number of Securities
Remaining
	Number of Securities			Available for Future
	to be Issued	Weighted Average		Issuance
	Upon Exercise of	Exercise Price		Under Equity
	Outstanding	of Outstanding		Compensation Plans
	Options, Warrants,	Options, Warrants,		(Excluding Securities
	and Rights	and Rights		Reflected in Column (A))
Plan Category	(A)	(B)		(C)

Equity compensation plans approved by Shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan*	186,766	(1	)(2)	(1	)(2)

Total	186,766

(1)	Pursuant to the terms of the Deferred Director fee plan, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation’s common stock. The fees are converted to stock units based on the fair value purchase price for a share of common stock under the Corporation’s Dividend Reinvestment Plan. Stock units credited to a participant’s account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of December 31, 2008, 186,766 shares were to be issued under the plan, as adjusted for the 10% stock dividend paid on February 29, 2008 pursuant to an existing antidilution provision required by the plan.

(2)	5,248 shares are held in a Rabbi Trust to be held for the benefit of participants pursuant to the deferred director compensation plan. Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

*	As adjusted for the 10% stock dividend paid February 29, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
For information, see “Indebtedness of and Transactions with Management” and “Election of Directors” in the Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
For information concerning the principal accountant fees and services see “Fees for Professional Services Provided by Rehmann Robson, P.C.” and “Pre-approval Policies and Procedures” in the Proxy Statement which is incorporated herein by reference.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements:

The following consolidated financial statements and independent auditors’ report thereon of Isabella Bank Corporation are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
2.	Financial Statement Schedules:
All schedules are omitted because they are neither applicable nor required, or because the required information is included in the consolidated financial statements or related notes.
3.	See the exhibits listed below under Item 15(b):
(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

3(a)	Amended Articles of Incorporation (1)
3(b)	Amendment to the Articles of Incorporation (2)
3(c)	Amendment to the Articles of Incorporation (3)
3(d)	Amendment to the Articles of Incorporation (4)
3(e)	Amendment to the Articles of Incorporation (8)
3(f)	Amended Bylaws (6)
3(g)	Amendment to Bylaws (7)
10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (9)*
10(b)	Isabella Bank Corporation Plan Death Benefit (9)*
10(c)	Isabella Bank Corporation Retirement Bonus Plan (9)*
14	Code of Business Conduct and Ethics (5)
21	Subsidiaries of the Registrant
23	Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm
31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, dated March 12, 1991, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, dated March 26, 1994, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, dated March 22, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, dated March 27, 2001, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated April 25, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, dated March 16, 2005, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated November 20, 2006, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated May 14, 2008, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated December 17, 2008, and incorporated herein by reference.

*	Management Contract or Compensatory Plan or Arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

by:	/s/ Dennis P. Angner	Date: February 26, 2009
Dennis P. Angner
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner Dennis P. Angner	President and Chief Executive Officer and Director	February 26, 2009

/s/ Richard J. Barz Richard J. Barz	Director	February 26, 2009

/s/ Sandra L. Caul Sandra L. Caul	Director	February 26, 2009

/s/ James C. Fabiano James C. Fabiano	Director	February 26, 2009

/s/ Theodore W. Kortes Theodore W. Kortes	Director	February 26, 2009

/s/ David J. Maness David J. Maness	Director	February 26, 2009

/s/ W. Joseph Manifold W. Joseph Manifold	Director	February 26, 2009

/s/ W. Michael McGuire W. Michael McGuire	Director	February 26, 2009

Signatures	Capacity	Date

/s/ William J. Strickler William J. Strickler	Director	February 26, 2009

/s/ Dale Weburg Dale Weburg	Director	February 26, 2009

/s/ Peggy L. Wheeler Peggy L. Wheeler	Sr. Vice President and Controller (Principal Financial Officer)	February 26, 2009

Isabella Bank Corporation
FORM 10-K
Index to Exhibits

Exhibit		Form 10-K
Number	Exhibit	Page Number

21	Subsidiaries of the Registrant	91

23	Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm	92

31 (a)	Certification pursuant to Rule 13a — 14(a) of the Chief Executive Officer	93

31 (b)	Certification pursuant to Rule 13a — 14(a) of the Principal Financial Officer	94

32	Section 1350 Certification of Chief Executive Officer and Principal Financial Officer	95