Form 10-Q
period 2009-03-31
ISABELLA BANK CORP
filed 2009-05-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number: 0-18415
Isabella Bank Corporation

(Exact name of registrant as specified in its charter)

Michigan	38-2830092

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

401 N. Main St, Mt. Pleasant, MI	48858

(Address of principal executive offices)	(Zip code)
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     Common Stock no par value, 7,525,472 as of April 15, 2009

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Condensed Consolidated Financial Statements (Unaudited)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31	December 31
	2009	2008

ASSETS
Cash and demand deposits due from banks	$20,310	$23,554
Trading securities	19,179	21,775
Available-for-sale securities (amortized cost of $246,112 in 2009; $248,741 in 2008)	244,227	246,455
Mortgage loans held for sale	6,400	898
Loans
Agricultural	57,985	58,003
Commercial	327,388	324,806
Installment	32,179	33,179
Residential real estate mortgage	305,876	319,397

Total loans	723,428	735,385
Less allowance for loan losses	11,925	11,982

Net loans	711,503	723,403
Accrued interest receivable	6,523	6,322
Premises and equipment	23,757	23,231
Corporate-owned life insurance policies	16,317	16,152
Acquisition intangibles and goodwill, net	47,709	47,804
Equity securities without readily determinable fair values	17,820	17,345
Other assets	13,010	12,324

TOTAL ASSETS	$1,126,755	$1,139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$87,663	$97,546
NOW accounts	116,965	113,973
Certificates of deposit and other savings	428,819	422,689
Certificates of deposit over $100,000	146,667	141,422

Total deposits	780,114	775,630
Borrowed funds ($22,987 carried at fair value in 2009; $23,130 in 2008)	203,260	222,350
Accrued interest and other liabilities	7,846	6,807

Total liabilities	991,220	1,004,787

Shareholders’ Equity
Common stock — no par value
15,000,000 shares authorized; outstanding —7,525,472 (including 11,856 shares to be issued) in 2009 and 7,518,856 (including 5,248 shares to be issued) in 2008	133,600	133,602
Shares to be issued for deferred compensation obligations	4,055	4,015
Retained earnings	2,853	2,428
Accumulated other comprehensive loss	(4,973)	(5,569)

Total shareholders’ equity	135,535	134,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,126,755	$1,139,263

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

					Accumulated
	Common				Other
	Stock Shares	Common	Shares to	Retained	Comprehensive
	Outstanding	Stock	be issued	Earnings	Income (Loss)	Totals
Balances, January 1, 2008	6,364,120	$112,547	$3,772	$7,027	$(266)	$123,080
Cumulative effect to apply EITF 06-4, net of tax	—	—	—	(1,571)	—	(1,571)
Comprehensive income	—	—	—	1,927	1,644	3,571
Common stock dividends (10%)	687,599	30,254	—	(30,254)	—	—
Regulatory Capital transfer	—	(28,000)	—	28,000	—	—
Bank acquisition	514,809	22,652	—	—	—	22,652
Issuance of common stock	15,611	645	—	—	—	645
Common stock issued for deferred compensation obligations	19,175	272	(272)	—	—	—
Share-based payment awards under equity compensation plan	—	—	143	—	—	143
Common stock repurchased	(107,510)	(4,725)	—	—	—	(4,725)
Cash Dividends ($0.12 per share)	—	—	—	(900)	—	(900)

Balances, March 31, 2008	7,493,804	$133,645	$3,643	$4,229	$1,378	$142,895

Balances, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	1,329	596	1,925
Issuance of common stock	20,977	478	—	—	—	478
Common stock issued for deferred compensation obligations	10,067	274	(144)	—	—	130
Share-based payment awards under equity compensation plan	—	—	184	—	—	184
Common stock purchased for deferred compensation obligations	—	(186)	—	—	—	(186)
Common stock repurchased	(24,428)	(568)	—	—	—	(568)
Cash dividends ($0.12 per share)	—	—	—	(904)	—	(904)

Balances, March 31, 2009	7,525,472	$133,600	$4,055	$2,853	$(4,973)	$135,535

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended
	March 31
	2009	2008

Interest Income
Loans, including fees	$11,898	$12,525
Investment securities
Taxable	1,287	1,368
Nontaxable	1,163	1,148
Trading account securities	206	328
Federal funds sold and other	119	157

Total interest income	14,673	15,526

Interest Expense
Deposits	3,627	5,904
Borrowings	1,601	1,178

Total interest expense	5,228	7,082

Net interest income	9,445	8,444
Provision for loan losses	1,472	1,207

Net interest income after provision for loan losses	7,973	7,237

Noninterest Income
Service charges and fees	1,349	1,448
Gain on sale of mortgage loans	268	84
Net gain on trading securities	87	443
Net gain (loss) on borrowings measured at fair value	143	(117)
Title insurance revenue	—	234
Other	510	425

Total noninterest income	2,357	2,517

Noninterest Expenses
Compensation and benefits	4,676	4,334
Occupancy	529	528
Furniture and equipment	1,016	933
FDIC insurance premiums	885	43
Other	1,938	1,718

Total noninterest expenses	9,044	7,556
Income before federal income tax (benefit) expense	1,286	2,198
Federal income tax (benefit) expense	(43)	271

NET INCOME	$1,329	$1,927

Earnings per share
Basic	$0.18	$0.26

Diluted	$0.17	$0.25

Cash dividends per basic share	$0.12	$0.12

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31
	2009	2008

Net Income	$1,329	$1,927

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	622	2,490
Reclassification adjustment for net realized gains included in net income	(221)	—

Net unrealized gains	401	2,490
Tax effect	195	(846)

Other comprehensive income	596	1,644

Comprehensive income	$1,925	$3,571

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2009	2008
OPERATING ACTIVITIES
Net income	$1,329	$1,927
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	1,472	1,207
Depreciation	582	530
Amortization and impairment of mortgage servicing rights	491	111
Amortization of acquisition intangibles	95	105
Net amortization of investment securities	175	58
Realized gain on sale of available-for-sale investment securities	(221)	—
Unrealized gains on trading securities	(87)	(443)
Unrealized (gains) losses on borrowings measured at fair value	(143)	117
Increase in cash value of corporate owned life insurance policies	(165)	(125)
Share-based payment awards under equity compensation plan	184	143
Deferred income tax benefit	—	(212)
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	2,683	85
Loans held for sale	(5,502)	231
Accrued interest receivable	(201)	(644)
Other assets	(1,429)	(1,249)
Escrow funds payable	—	(46)
Accrued interest and other liabilities	1,039	(988)

Net Cash Provided By Operating Activities	302	807
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	40,906	19,568
Purchases	(38,231)	(29,548)
Loan principal collections (originations), net	9,913	(2,411)
Proceeds from sales of foreclosed assets	487	260
Purchases of premises and equipment	(1,108)	(615)
Bank acquisition, net of cash acquired	—	(9,480)
Cash contributed to title company joint venture formation	—	(4,542)

Net Cash Provided By (Used In) Investing Activities	11,967	(26,768)
FINANCING ACTIVITIES
Net increase in deposits	4,484	9,141
Net (decrease) increase in other borrowed funds	(18,947)	23,582
Cash dividends paid on common stock	(904)	(900)
Proceeds from issuance of common stock	334	645
Common stock repurchased	(294)	(4,725)
Common stock purchased for deferred compensation obligations	(186)	—

Net Cash (Used In) Provided By Financing Activities	(15,513)	27,743

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,244)	1,782
Cash and cash equivalents at beginning of period	23,554	25,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,310	$27,365

Supplemental cash flows information:
Interest paid	$5,286	$6,926
Transfer of loans to foreclosed assets	515	478
See notes to condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2008.
All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.
Effective January 1, 2008, the Corporation acquired Greenville Community Financial Corporation (GCFC). The condensed consolidated financial statements include the results of operations of GCFC since January 1, 2008. Effective March 1, 2008, the Corporation entered into a joint venture with Corporate Title Agency, LLC. The investment in the joint venture is accounted for under the equity method and is included in the line item equity securities without readily determinable fair values on the consolidated balance sheets. The results of operations since the date of the joint venture are recorded in other income on the statements of income for the results of operations.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2008.
NOTE 2 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted—average number of common shares outstanding during the period, which includes shares held in the Rabbi Trust controlled by the Corporation. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. In accordance with SFAS No. 128 (as amended), Earnings Per Share, the Corporation’s obligations to issue shares of stock to participants in its deferred directors plan have been treated as outstanding shares of common stock in the diluted earnings per share calculation. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director fee plan
Earnings per common share have been computed based on the following amounts:

	Three Months Ended
	March 31
	2009	2008
Average number of common shares outstanding for basic calculation*	7,521,271	7,493,804
Potential effect of shares in the Deferred Director fee plan*	190,896	182,682

Average number of common shares outstanding used to calculate diluted earnings per common share	7,712,167	7,676,486

Net income	$1,329	$1,927

Earnings per share
Basic	$0.18	$0.26

Diluted	$0.17	$0.25

*	As adjusted for the 10% stock dividend paid February 29, 2008

NOTE 3 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. As of March 31, 2009 and 2008 and each of the three month periods then ended, retail banking operations represented more than 90 percent of the Corporation’s total assets and operating results. As such, no segment reporting is presented.
NOTE 4 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non-contributory defined benefit pension plan, which was curtailed effective March 1, 2007. Due to the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. As a result of the curtailment, the Corporation does not anticipate contributing to the plan in the reasonably foreseeable future.
The components of net periodic benefit cost (income) for the three month periods ended March 31 are as follows:

	2009	2008

Net periodic benefit cost (income)
Interest cost on projected benefit obligation	$126	$126
Expected return on plan assets	(131)	(165)
Amortization of unrecognized actuarial net loss	43	1

Net periodic benefit cost (income)	$38	$(38)

NOTE 5 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
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
The Corporation has invested $11,000 in auction rate money market preferred and preferred stock investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to recent events and uncertainty in credit markets, these investments have become illiquid.
Due to the current illiquidity of these securities, these assets were classified as Level 3 during the third quarter of 2008. The fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of March 31, 2009. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s ability to hold such securities until credit markets improve.

The table below represents the activity in investment securities available for sale measured with Level 3 inputs measured on a recurring basis for the three months ended March 31:

	2009	2008

Level 3 inputs — January 1	$19,391	$12,694
Purchases	3,300	2,461
Maturities	(262)	(338)
Net unrealized gains on available-for-sale investment securities	988	45

Level 3 inputs — March 31	$23,417	$14,862

The tables below present the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2009				December 31, 2008
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Items
Trading securities	$19,179	$7,539	$11,640	$—	$21,775	$10,175	$11,600	$—
Available-for-sale investment securities	244,227	74,190	146,620	23,417	246,455	89,507	137,557	19,391
Mortgage loans available for sale	6,400	—	6,400	—	898	—	898	—
Borrowed funds	22,987	22,987	—	—	23,130	23,130	—	—
Nonrecurring Items
Impaired loans	10,055	—	—	10,055	10,014	—	—	10,014
Mortgage servicing rights	1,974	—	1,974	—	2,105	—	2,105	—
Foreclosed assets	2,951	—	2,951	—	2,923	—	2,923	—

	$307,773	$104,716	$169,585	$33,472	$307,300	$122,812	$155,083	$29,405

Percent of assets and liabilities measured at fair value		34.02%	55.10%	10.88%		39.96%	50.47%	9.57%

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which impairment was recognized in the three month periods ended March 31, 2009 and 2008, are summarized as follows:

	Three Months Ended March 31
	2009			2008
	Trading			Trading
	Gains and	Other Gains		Gains and	Other Gains
Description	(Losses)	and (Losses)	Total	(Losses)	and (Losses)	Total
Recurring Items
Trading securities	$87	$—	$87	$443	$—	$443
Borrowed funds	—	143	143	—	(117)	(117)
Nonrecurring Items
Mortgage servicing rights	—	(213)	(213)	—	(30)	(30)

			$17			$296

The net gains on trading securities represents mark-to-market adjustments. Included in the net trading gains of $87 during 2009, was $94 of net trading gains on securities that were held in the Corporation’s trading portfolio as of March 31, 2009.
As a result of declines in the rates offered on new residential mortgage loans, the Corporation recorded impairment charges related to the carrying value of its mortgage servicing rights, in accordance with the provisions of SFAS No. 156. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights.
The activity in the trading portfolio of investment securities was as follows for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	2008
Purchases	$—	$7,674
Sales, calls, and maturities	(2,683)	(2,082)

Total	$(2,683)	$5,592

During the first three months of 2009 and 2008, there were no changes in the level of borrowings measured at fair value, only recurring fair value adjustments.
NOTE 6 — FEDERAL INCOME TAXES
The reconciliation of the (benefit) provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax (benefit) expense is as follows for the three month periods ended March 31:

	2009	2008
Income taxes at 34% statutory rate	$437	$747
Effect of nontaxable income	(491)	(501)
Effect of nondeductible expenses	11	25

Federal income tax (benefit) expense	$(43)	$271

NOTE 7 — RECENT ACCOUNTING PRONOUNCEMENTS
On April 1, 2009 the FASB staff issued Staff Position No. FSP 141R-1 Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FASB Staff Position (FSP) amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. FSP 141R-1 is expected to impact accounting by the Corporation of future business combinations.
On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly. The Corporation expects to adopt this statement for the quarterly reporting period ending June 30, 2009, and is currently evaluating the potential impact the adoption of this standard will have on the Corporation’s consolidated financial statements.
On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2 Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Corporation expects to adopt this statement for the quarterly reporting period ending June 30, 2009, and is currently evaluating the potential impact the adoption of this standard will have on the Corporation’s consolidated financial statements.
On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Corporation expects to adopt this statement for the quarterly reporting period ending June 30, 2009, and is currently evaluating the potential impact the adoption of this standard will have on the Corporation’s consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced Isabella Bank Corporation’s financial performance. This analysis should be read in conjunction with the Corporation’s 2008 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 3 of this report.
CRITICAL ACCOUNTING POLICIES: A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2008. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles, and the determination of the fair value of investment securities to be its most critical accounting policies.
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation’s 2008 Annual Report and herein.
United States generally accepted accounting principles require the Corporation to determine the fair value of all of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of means in determination of the fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.
The Corporation currently has both available-for-sale and trading investment securities which are carried at their fair value. Changes in the fair value of available-for-sale investment securities are included in other comprehensive income, while declines in the fair value of these securities below their cost that are considered to be other than temporary are reflected as realized losses in the consolidated statements of income. The change in value of trading investment securities is included in current earnings.
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

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three month periods ended March 31, 2009 and 2008. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended
	March 31
	2009	2008
INCOME STATEMENT DATA
Net interest income	$9,445	$8,444
Provision for loan losses	1,472	1,207
Net income	1,329	1,927
PER SHARE DATA
Earnings per share:
Basic	$0.18	$0.26
Diluted	0.17	0.25
Cash dividends per common share	0.12	0.12
Book value (at end of period)	18.01	19.07
RATIOS
Average primary capital to average assets	13.07%	14.15%
Net income to average assets	0.47	0.71
Net income to average equity	3.83	5.26
Net income to average tangible equity	5.91	8.18
Despite an increase of $1,001 in net interest income, net income in the first quarter of 2009 declined by $598 or 31.0% from 2008. Outweighing the improvement in net interest margin was an $842 increase in FDIC insurance premiums and an increase of $265 in the provision for loan losses.
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for Isabella Bank Corporation. Interest income includes loan fees of $450 for the three month period ended March 31, 2009, as compared to $411 during the same period in 2008. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
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
Results for the three month periods ended March 31, 2009 and March 31, 2008 are as follows:

	Three Months Ended
	March 31, 2009			March 31, 2008
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$729,011	$11,898	6.53%	$700,002	$12,525	7.16%
Taxable investment securities	122,868	1,287	4.19%	97,193	1,368	5.63%
Nontaxable investment securities	121,594	1,808	5.95%	119,623	1,785	5.97%
Trading account securities	20,601	252	4.89%	32,214	386	4.79%
Federal funds sold	3,260	1	0.12%	6,232	49	3.15%
Other	24,195	118	1.95%	13,329	108	3.24%

Total earning assets	1,021,529	15,364	6.02%	968,593	16,221	6.70%

NON EARNING ASSETS:
Allowance for loan losses	(12,068)			(8,699)
Cash and due from banks	19,639			20,708
Premises and equipment	23,648			23,800
Accrued income and other assets	89,559			84,105

Total assets	$1,142,307			$1,088,507

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits	$118,989	33	0.11%	$123,805	378	1.22%
Savings deposits	179,330	102	0.23%	208,439	863	1.66%
Time deposits	387,184	3,492	3.61%	404,340	4,663	4.61%
Borrowed funds	217,749	1,601	2.94%	107,005	1,178	4.40%

Total interest bearing liabilities	903,252	5,228	2.32%	843,589	7,082	3.36%

NONINTEREST BEARING LIABILITIES:
Demand deposits	93,479			90,878
Other	6,807			7,487
Shareholders’ equity	138,769			146,553

Total liabilities and equity	$1,142,307			$1,088,507

Net interest income (FTE)		$10,136			$9,139

Net yield on interest earning assets (FTE)			3.97%			3.77%

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

	Three Months Ended
	March 31, 2009 compared to
	March 31, 2008
	Increase (Decrease) Due to
	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$504	$(1,131)	$(627)
Taxable investment securities	314	(395)	(81)
Nontaxable investment securities	29	(6)	23
Trading account securities	(142)	8	(134)
Federal funds sold	(16)	(32)	(48)
Other	64	(54)	10

Total changes in interest income	753	(1,610)	(857)

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	(14)	(331)	(345)
Savings deposits	(106)	(655)	(761)
Time deposits	(191)	(980)	(1,171)
Borrowed funds	913	(490)	423

Total changes in interest expense	602	(2,456)	(1,854)

Net change in interest margin (FTE)	$151	$846	$997

Interest rates paid on interest bearing liabilities decreased faster than those earned on interest earning assets, resulting in a 0.20% increase in net interest margins on a tax equivalent basis when the first three months of 2009 are compared to the same period in 2008. Despite this increase over last year’s results and the expectation that borrowing rates will remain historically low, the Corporation anticipates that net interest margin yield will decline during 2009 due to the followings factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate during 2009. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities with call dates during 2009 will most likely be called and the Corporation will be reinvesting those proceeds at significantly lower rates.

•	The recent substantial decline in residential mortgage rates will continue to lead to increases in the demand of fixed rate mortgage products resulting in the Corporation’s customers refinancing three and five year balloon mortgages into fixed rate products that are sold on the secondary market. The reinvestment of these proceeds at lower interest rates will adversely impact interest income.

•	The Corporation has experienced a significant increase in non-accrual loans. The increase is a direct result of a decline in residential housing market values, the inability of residential and commercial developers to sell and or lease property, and a significant increase in unemployment rates, and overall economic uncertainty. The increase in non-accrual loans will decrease 2009 interest income as these loans will no longer be accruing interest income.

Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 64.2% of the Corporation’s total assets and is the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended
	March 31
	2009	2008
Allowance for loan losses — January 1	$11,982	$7,301
Allowance of acquired bank	—	908
Loans charged off
Commercial and agricultural	1,372	422
Real estate mortgage	246	658
Consumer	220	158

Total loans charged off	1,838	1,238
Recoveries
Commercial and agricultural	147	27
Real estate mortgage	63	45
Consumer	99	83

Total recoveries	309	155

Net loans charged off	1,529	1,083
Provision charged to income	1,472	1,207

Allowance for loan losses — March 31	$11,925	$8,333

Year to date average loans	$729,011	$700,002

Net loans charged off to average loans outstanding	0.21%	0.15%

Total amount of loans outstanding	$723,428	$702,660

Allowance for loan losses as a % of loans	1.65%	1.19%

     With increases in the net loans charged off to average loans and nonperforming loans as a percentage of total loans, and the declines in the credit quality of the loan portfolio, the Corporation significantly increased the provision charged to income in the second half of 2008 and into 2009. This additional provision increased the allowance for loans losses as a percentage of loans to 1.63% as of December 31, 2008 and 1.65% as of March 31, 2009.
     The Corporation has also experienced an increase in foreclosed loans and an increase in loans charged off due mainly to the downturn in the residential real estate mortgage market, which has also resulted in an increase in other real estate owned. Of the $1,372 of total commercial and agricultural loans charged off in the first quarter of 2009, $1,125 related to one loan, of which $1,000 was a specific impairment allocation as of December 31, 2008.
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
Based on management’s analysis, the allowance for loan losses of $11,925 is considered adequate as of March 31, 2009. Management will continue to closely monitor its overall credit quality during 2009 to ensure that the allowance for loan losses remains adequate.
NONPERFORMING ASSETS

	March 31	December 31
	2009	2008
Nonaccrual loans	$11,076	$11,175
Accruing loans past due 90 days or more	879	1,251

Total nonperforming loans	11,955	12,426
Other real estate owned (OREO)	2,859	2,770
Repossessed assets	92	153

Total nonperforming assets	$14,906	$15,349

Nonperforming loans as a % of total loans	1.65%	1.69%

Nonperforming assets as a % of total assets	1.32%	1.35%

RESTRUCTURED LOANS

	March 31	December 31
	2009	2008
Complying with modified terms	$1,006	$2,565
Nonaccrual	2,109	1,985

Total restructured loans	$3,115	$4,550

Residential real estate loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless there is an abundance of collateral. Upon transferring the loans to nonaccrual status, an evaluation to determine the net realizable value of the underlying collateral is performed. This evaluation is used to help determine if any charge downs are necessary.
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
The increase in OREO is also related to the downturn in the residential real estate market. Management has evaluated the properties held as other real estate owned and has adjusted the carrying value of each property to the lower of Isabella Bank’s (the “Bank”) carrying amount or fair value less costs to sell, as necessary. Management expects the balance of OREO to continue to increase throughout 2009 as foreclosures increase due to the extended marketing time for home sales.
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
As of March 31, 2009, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation’s liquidity, capital, or operations.

NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2009	2008	$	%
Service charges and fee income
NSF and overdraft fees	$729	$775	$(46)	-5.9%
Trust fees	197	218	(21)	-9.6%
Freddie Mac servicing fee	164	156	8	5.1%
ATM and debit card fees	275	212	63	29.7%
Service charges on deposit accounts	75	81	(6)	-7.4%
Net OMSR loss	(132)	(42)	(90)	-214.3%
All other	41	48	(7)	-14.6%

Total service charges and fees	1,349	1,448	(99)	-6.8%
Title insurance revenue	—	234	(234)	-100.0%
Gain on sale of mortgage loans	268	84	184	219.0%
Net gain on trading securities	87	443	(356)	-80.4%
Net gain (loss) on borrowings measured at fair value	143	(117)	260	N/M
Other
Earnings on corporate owned life insurance policies	176	125	51	40.8%
Brokerage and advisory fees	101	129	(28)	-21.7%
Gain on sale of investment securities	221	—	221	N/M
Net gain (loss) on borrowings measured at fair value	143	(117)	260	N/M
All other	(131)	288	(419)	-145.5%

Total other	510	425	85	20.0%

Total noninterest income	$2,357	$2,517	$(160)	-6.4%

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
The decline in net originated mortgage servicing rights (OMSR) income was primarily due to the decline in residential mortgage rates. The decline in rates significantly reduced the estimated lives on the mortgage loans serviced as the potential for consumers to refinance existing loans dramatically increases the probability of refinancing activity. This refinancing has led to a decline in the carrying value of OMSR, but also an increase in gains on sale of mortgage loans, as there is an inverse relationship between the two line items. The Corporation does anticipate that mortgage rates will remain at historic lows for the foreseeable future, which will result in continued mortgage refinancing.
Title insurance fees have decreased as a result of a joint venture between IBT Title and Insurance Agency and Corporate Title which was formed on March 1, 2008 (see Note 1 of Notes to Condensed Consolidated Financial Statements).
Net gains from trading activities have declined significantly from last year. These declines are a result of overall market declines, which have led to decreases in market interest rates. Typically, as market rates decline, the value of these securities will increase, while the value of borrowings carried at fair market value will decrease. However, the increases in the value of trading securities have not increased as much as the values of borrowings carried at fair market value have decreased.
This declining rate environment has enabled the Corporation to take advantage of several selling opportunities from its available for sale investment portfolio which resulted in gains on the sales of these securities of $221.
Noninterest Expenses
Noninterest expenses include compensation, occupancy, furniture and equipment, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2009	2008	$	%
Compensation and benefits
Leased employee salaries	$3,194	$3,151	$43	1.4%
Leased employee benefits	1,391	1,122	269	24.0%
All other	91	61	30	49.2%

Total compensation and benefits	4,676	4,334	342	7.9%

Occupancy
Depreciation	132	128	4	3.1%
Outside services	103	119	(16)	-13.4%
Property taxes	114	118	(4)	-3.4%
Utilities	122	105	17	16.2%
Building rent	1	8	(7)	-87.5%
Building repairs	41	38	3	7.9%
All other	16	12	4	33.3%

Total occupancy	529	528	1	0.2%

Furniture and equipment
Depreciation	450	402	48	11.9%
Computer / service contracts	399	382	17	4.5%
ATM and debit card fees	144	120	24	20.0%
All other	23	29	(6)	-20.7%

Total furniture and equipment	1,016	933	83	8.9%

FDIC insurance premiums	885	43	842	N/M

Other
Audit and SOX compliance fees	187	164	23	14.0%
Marketing	127	233	(106)	-45.5%
Directors fees	221	225	(4)	-1.8%
Printing and supplies	220	116	104	89.7%
Education and travel	74	79	(5)	-6.3%
Postage and freight	127	115	12	10.4%
Legal	117	87	30	34.5%
Amortization of deposit premium	95	105	(10)	-9.5%
Foreclosed assets	121	11	110	N/M
Collection	43	17	26	152.9%
Brokerage and advisory	37	51	(14)	-27.5%
Consulting	50	77	(27)	-35.1%
All other	519	438	81	18.5%

Total other	1,938	1,718	220	12.8%

Total noninterest expenses	$9,044	$7,556	$1,488	19.7%

Leased employee salaries expenses have increased due to annual merit increases and the continued growth of the Corporation. The increases in leased employee benefits expenses are principally the result of continued increases in health care costs.

The increase in furniture and equipment expense in 2009 was primarily the result of increases in ATM and debit card expenses. These increases were the result of increased usage of debit cards by the Bank’s customers, as the Bank incurs an interchange fee each time a debit card transaction is processed as a debit transaction instead of a credit transaction.
FDIC insurance expense has increased primarily as a result of increases in the premium rates charged by the Federal Deposit Insurance Corporation. This also includes an anticipated one time assessment, which is scheduled to be paid in September 2009 . These expenses are expected to continue to increase in 2009 as a result of further premium increases.
In April 2008, the Corporation unveiled a new brand for both the Bank and Corporation. As a result of the development of this brand and the corresponding marketing campaign, the Corporation incurred some significant nonrecurring marketing expenses during the first three months of 2008. Marketing expenses have subsequently declined and management anticipates that marketing expenses will remain at current levels for the remainder of 2009.
While marketing expenses have declined since the new brand was rolled out in 2008, printing and supplies expenses have remained high as a result of the Corporation building inventories of various logo related supplies including; business cards, stationery and envelopes, as well as other office supply related items related to branding.
As a result of the recent increases in delinquencies and foreclosures, the Corporation has experienced significant increases in legal, foreclosed asset, and collection expenses. These expenses are expected to continue to increase throughout 2009 as management anticipates that delinquency rates and foreclosures will increase.
During the first three months of 2008, the Corporation incurred consulting fees related to the formation of the joint venture between IBT Title and Insurance Agency and Corporate Title on March 1, 2008 (see Note 1, of Notes to Condensed Consolidated Financial Statements). Consulting expenses are expected to approximate current levels for the remainder of the year.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	March 31	December 31
	2009	2008	$ Change	% Change
ASSETS
Cash and cash equivalents	$20,310	$23,554	$(3,244)	-13.77%
Trading account securities	19,179	21,775	(2,596)	-11.92%
Securities available for sale	244,227	246,455	(2,228)	-0.90%
Mortgage loans available for sale	6,400	898	5,502	N/M
Loans	723,428	735,385	(11,957)	-1.63%
Allowance for loan losses	(11,925)	(11,982)	57	N/M
Bank premises and equipment	23,757	23,231	526	2.26%
Acquisition intangibles, net	47,709	47,804	(95)	-0.20%
Equity securities without readily determinable fair values	17,820	17,345	475	2.74%
Other assets	35,850	34,798	1,052	3.02%

TOTAL ASSETS	$1,126,755	$1,139,263	$(12,508)	-1.10%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$780,114	$775,630	$4,484	0.58%
Other borrowed funds	203,260	222,350	(19,090)	-8.59%
Accrued interest and other liabilities	7,846	6,807	1,039	15.26%

Total liabilities	991,220	1,004,787	(13,567)	-1.35%
Shareholders’ equity	135,535	134,476	1,059	0.79%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,126,755	$1,139,263	$(12,508)	-1.10%

The increase in mortgage loans available for sale is a direct result of loans being rewritten due to historically low mortgage rates. The current rate environment has increased refinancing activity, which has led to increases in inventories of loans to be sold to the secondary market. This refinancing activity has, however, led to a decline in portfolio loans as customers who have traditionally utilized 3 and 5 year balloon products are refinancing into 30 year fixed rate loans, which the Corporation sells on the secondary market. This activity resulted in an increase of $14,788 in residential mortgage loans sold to the secondary market during the first quarter of 2009 as compared to the same period in 2008. As a result of the decline in portfolio loans and the increase in deposits, the Corporation has paid off $22,500 in other borrowed funds.
The following table outlines the changes in the loan portfolio:

	March 31	December 31		% Change
	2009	2008	$ Change	(unannualized)
Commercial	$327,388	$324,806	$2,582	0.79%
Agricultural	57,985	58,003	(18)	-0.03%
Residential real estate mortgage	305,876	319,397	(13,521)	-4.23%
Installment	32,179	33,179	(1,000)	-3.01%

	$723,428	$735,385	$(11,957)	-1.63%

The following table outlines the changes in the deposit portfolio:

	March 31	December 31		% Change
	2009	2008	$ Change	(unannualized)
Noninterest bearing demand deposits	$87,663	$97,546	$(9,883)	-10.13%
Interest bearing demand deposits	116,965	113,973	2,992	2.63%
Savings deposits	185,080	182,523	2,557	1.40%
Certificates of deposit	352,366	340,976	11,390	3.34%
Brokered certificates of deposit	27,589	28,185	(596)	-2.11%
Internet certificates of deposit	10,451	12,427	(1,976)	-15.90%

Total	$780,114	$775,630	$4,484	0.58%

As shown in the preceding table total deposits have remained stable since year end. While deposits as a whole have increased slightly, customers have ventured out of noninterest bearing demand deposits into various interest bearing deposits. The decline in brokered certificates of deposit and internet certificates of deposit has been the result of the Corporation’s ability to replace these deposits with local funding.
Capital
The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 31,044 shares or $478 of common stock during the first three months of 2009, as compared to 34,786 shares or $645 of common stock during the same period in 2008. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $184 and $143 during the three month periods ended March 31, 2009 and 2008, respectively.
The Board of Directors has adopted a common stock repurchase plan. This plan, which was last amended in February 2009 to enable the Corporation to repurchase an additional 100,000 shares of the Corporation’s common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions of share based payment awards, was eligible to repurchase up to 76,616 shares as of March 31, 2009. During the first three months of 2009 and 2008, pursuant to this plan, the Corporation repurchased 24,428 shares of common stock at an average price of $23.25 and 107,510 shares of common stock at an average price of $43.95, respectively.
Accumulated other comprehensive loss declined $596 for the three month period ended March 31, 2009, net of tax, and is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its bond portfolio and believes that there are no losses that are other than temporary.

There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 9.11% as of March 31, 2009. There are no commitments for significant capital expenditures the remainder of 2009.
The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at March 31, 2009:
Percentage of Capital to Risk Adjusted Assets

	Isabella Bank Corporation
	March 31, 2009
	Required	Actual

Equity Capital	4.00%	12.41%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	13.66%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation’s subsidiary Bank. At March 31, 2009, the Bank exceeded these minimum capital requirements. On October 14, 2008, the U.S. Treasury Department (the “Treasury”) announced a Capital Purchase Program and encouraged non troubled financial institutions to participate. Under the Treasury’s proposal, the participating institutions would issue 5.0% senior preferred stock, which the Treasury would buy. The Treasury feels that this program will increase banks’ abilities to lend to consumers, as well as each other. The Corporation has elected not to participate in the program.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity as of March 31, 2009 and December 31, 2008. These categories totaled $276,766 or 24.6% of assets as of March 31, 2009 as compared to $286,764 or 25.2% as of December 31, 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
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
Operating activities provided $302 of cash in the first three months of 2009, as compared to $807 during the same period in 2008. The Corporation’s investing activities provided $11,967 of cash in the first three months of 2009 as compared to using $26,768 of cash during the same period in 2008. This fluctuation was a result of declines in the Corporation’s loan portfolio, and more specifically in the residential mortgage portfolio due to the current interest rate environment, as well as the volume of available-for-sale securities called in 2009 compared to the same period in 2008. Financing activities used $15,513 in cash in the first three months of 2009 as compared to providing $27,743 of cash in the same period in 2008. This reduction was the result of the Corporation repaying $22,500 of borrowings during the first three months of 2009, as noted above. The accumulated effect of the Corporation’s operating, investing, and financing activities used cash aggregating $3,244 and provided cash of $1,782 during the three month period ended March 31, 2009 and 2008, respectively.

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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $153,792 at March 31, 2009. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At March 31, 2009, the Corporation had a total of $6,824 in outstanding standby letters of credit.
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
Isabella Bank , a subsidiary of the Corporation, sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of the Corporation. The assets of the Foundation as of March 31, 2009 were $945.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of March 31, 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	March 31, 2009							Fair Value
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	03/31/09

Rate sensitive assets
Other interest bearing assets	$5,248	$—	$—	$—	$—	$—	$5,248	$5,248
Average interest rates	1.62%	—	—	—	—	—	1.62%
Trading securities	$6,801	$4,864	$2,653	$2,260	$1,086	$1,515	$19,179	$19,179
Average interest rates	3.45%	2.79%	2.60%	2.41%	2.71%	2.31%	2.91%
Fixed interest rate securities	$79,645	$24,799	$21,293	$18,785	$21,915	$77,790	$244,227	$244,227
Average interest rates	5.05%	4.31%	3.65%	3.81%	3.30%	3.66%	4.16%
Fixed interest rate loans	$130,807	$106,769	$110,665	$76,668	$86,392	$55,686	$566,987	$573,148
Average interest rates	6.82%	6.77%	6.93%	7.01%	6.64%	6.31%	6.78%
Variable interest rate loans	$67,661	$20,268	$18,334	$11,129	$22,830	$16,219	$156,441	$156,441
Average interest rates	4.87%	4.78%	5.09%	4.36%	4.41%	5.85%	4.88%

Rate sensitive liabilities
Borrowed funds	$87,069	$39,191	$10,000	$27,000	$10,000	$30,000	$203,260	$210,653
Average interest rates	1.52%	4.08%	3.97%	3.98%	4.33%	4.59%	3.05%
Savings and NOW accounts	$131,445	$104,204	$39,067	$18,223	$9,106	$—	$302,045	$302,045
Average interest rates	0.10%	0.11%	0.08%	0.07%	0.13%	—	0.10%
Fixed interest rate time deposits	$257,251	$52,729	$30,811	$22,165	$24,552	$1,105	$388,613	$393,173
Average interest rates	3.14%	4.23%	4.55%	4.36%	4.00%	3.77%	3.53%
Variable interest rate time deposits	$1,264	$529	$—	$—	$—	$—	$1,793	$1,793
Average interest rates	1.77%	1.61%	—	—	—	—	1.72%

	March 31, 2008							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	03/31/08

Rate sensitive assets
Other interest bearing assets	$7,090	$—	$—	$—	$—	$—	$7,090	$7,090
Average interest rates	3.08%	—	—	—	—	—	3.08%
Trading securities	$6,236	$3,760	$3,189	$2,992	$6,730	$8,194	$31,101	$31,101
Average interest rates	2.75%	3.35%	3.02%	3.00%	2.48%	3.79%	3.09%
Fixed interest rate securities	$78,783	$23,240	$12,200	$12,343	$9,946	$95,334	$231,846	$231,846
Average interest rates	5.46%	4.77%	4.65%	3.95%	3.93%	3.95%	4.58%
Fixed interest rate loans	$123,484	$113,012	$105,151	$85,258	$66,347	$73,714	$566,966	$568,900
Average interest rates	6.71%	6.76%	6.89%	7.26%	7.26%	6.58%	6.88%
Variable interest rate loans	$63,748	$23,361	$18,902	$9,804	$12,672	$7,207	$135,694	$135,694
Average interest rates	5.83%	6.36%	6.45%	6.80%	6.44%	7.17%	6.21%

Rate sensitive liabilities
Borrowed funds	$35,667	$20,500	$19,225	$—	$22,000	$25,000	$122,392	$121,962
Average interest rates	2.91%	5.21%	4.84%	—	3.96%	4.11%	4.03%
Savings and NOW accounts	$132,200	$80,558	$85,743	$33,793	$10,642	$—	$342,936	$342,936
Average interest rates	2.30%	0.82%	0.61%	0.79%	0.76%	—	1.33%
Fixed interest rate time deposits	$228,516	$73,392	$49,423	$28,816	$18,735	$638	$399,520	$403,952
Average interest rates	4.32%	4.30%	4.58%	4.82%	4.52%	4.38%	4.39%
Variable interest rate time deposits	$1,175	$679	$4	$—	$—	$—	$1,858	$1,858
Average interest rates	3.07%	2.53%	2.26%	—	—	—	2.87%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2009, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(A)	None

(B)	None

(C)	Repurchases of Common Stock
The Board of Directors has adopted a common stock repurchase plan. This plan, which was last amended in February 2009 to enable the Corporation to repurchase an additional 100,000 shares of the Corporation’s common stock, was eligible to repurchase up to 76,616 shares as of March 31, 2009. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended March 31, 2009, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, December 31, 2008				1,044
January 1 - 31, 2009	—	$—	—	1,044
February 1 - 25, 2009	—	—	—	1,044
Additional authorization	—	—	—	101,044
February 26 - 28, 2009	4,361	27.76	4,361	96,683
March 1 - 31, 2009	20,067	22.26	20,067	76,616

Balance, March 31, 2009	24,428	$23.25	24,428	76,616

Item 6 — Exhibits
(a)	Exhibits
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: May 4, 2009	/s/ Dennis P. Angner
Dennis P. Angner
Chief Executive Officer

/s/ Peggy L. Wheeler
Peggy L. Wheeler
Principal Financial Officer