Form 10-Q
period 2009-06-30
ISABELLA BANK CORP
filed 2009-08-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No
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
          Common Stock no par value, 7,510,818 as of July 31, 2009

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30	December 31
	2009	2008
ASSETS
Cash and demand deposits due from banks	$23,063	$23,554
Trading securities	16,111	21,775
Available-for-sale securities (amortized cost of $220,090 in 2009; $248,741 in 2008)	216,538	246,455
Mortgage loans held for sale	2,704	898
Loans
Agricultural	63,610	58,003
Commercial	333,911	324,806
Installment	32,852	33,179
Residential real estate mortgage	294,921	319,397

Total loans	725,294	735,385
Less allowance for loan losses	12,052	11,982

Net loans	713,242	723,403
Accrued interest receivable	5,540	6,322
Premises and equipment	23,780	23,231
Corporate-owned life insurance policies	16,465	16,152
Acquisition intangibles and goodwill, net	47,613	47,804
Equity securities without readily determinable fair values	17,756	17,345
Other assets	12,691	12,324

TOTAL ASSETS	$1,095,503	$1,139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$94,427	$97,546
NOW accounts	114,186	113,973
Certificates of deposit and other savings	415,210	422,689
Certificates of deposit over $100,000	149,010	141,422

Total deposits	772,833	775,630
Borrowed funds ($17,913 carried at fair value in 2009; $23,130 in 2008)	178,571	222,350
Accrued interest and other liabilities	8,467	6,807

Total liabilities	959,871	1,004,787
Shareholders’ Equity
Common stock — no par value 15,000,000 shares authorized; outstanding —7,510,818 (including 18,029 shares to be issued) in 2009 and 7,518,856 (including 5,248 shares to be issued) in 2008	133,178	133,602
Shares to be issued for deferred compensation obligations	4,208	4,015
Retained earnings	4,074	2,428
Accumulated other comprehensive loss	(5,828)	(5,569)

Total shareholders’ equity	135,632	134,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,095,503	$1,139,263

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
			issued for		Accumulated
	Common		deferred		Other
	Stock Shares	Common	compensation	Retained	Comprehensive
	Outstanding	Stock	obligations	Earnings	Loss	Totals
Balances, January 1, 2008	6,364,120	$112,547	$3,772	$7,027	$(266)	$123,080
Cumulative effect to apply EITF 06-4, net of tax	—	—	—	(1,571)	—	(1,571)
Comprehensive income	—	—	—	3,618	(1,041)	2,577
Common stock dividends (10%)	687,599	30,254	—	(30,254)	—	—
Regulatory capital transfer	—	(28,000)	—	28,000	—	—
Bank acquisition	514,809	22,652	—	—	—	22,652
Issuance of common stock	23,689	1,156	—	—	—	1,156
Common stock issued for deferred compensation obligations	26,427	338	(338)	—	—	—
Share-based payment awards under equity compensation plan	—	—	286	—	—	286
Common stock repurchased pursuant to publically announced repurchase plan	(143,839)	(6,258)	—	—	—	(6,258)
Cash dividends ($0.24 per share)	—	—	—	(1,810)	—	(1,810)

Balances, June 30, 2008	7,472,805	$132,689	$3,720	$5,010	$(1,307)	$140,112

Balances, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	3,530	(259)	3,271
Issuance of common stock	46,778	1,133	—	—	—	1,133
Common stock issued for deferred compensation obligations	10,067	274	(144)	—	—	130
Share-based payment awards under equity compensation plan	—	—	337	—	—	337
Common stock purchased for deferred compensation obligations	—	(488)	—	—	—	(488)
Common stock repurchased pursuant to publically announced repurchase plan	(64,883)	(1,343)	—	—	—	(1,343)
Cash dividends ($0.25 per share)	—	—	—	(1,884)	—	(1,884)

Balances, June 30, 2009	7,510,818	$133,178	$4,208	$4,074	$(5,828)	$135,632

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Interest Income
Loans, including fees	$12,018	$12,420	$23,916	$24,945
Investment securities
Taxable	1,083	1,367	2,370	2,735
Nontaxable	1,179	1,157	2,342	2,305
Trading account securities	179	307	385	635
Federal funds sold and other	46	108	165	265

Total interest income	14,505	15,359	29,178	30,885

Interest Expense
Deposits	3,465	5,043	7,092	10,947
Borrowings	1,561	1,336	3,162	2,514

Total interest expense	5,026	6,379	10,254	13,461

Net interest income	9,479	8,980	18,924	17,424
Provision for loan losses	1,535	1,593	3,007	2,800

Net interest income after provision for loan losses	7,944	7,387	15,917	14,624

Noninterest Income
Service charges and fees	2,065	1,675	3,414	3,123
Gain on sale of mortgage loans	260	73	528	157
Net (loss) gain on trading securities	(57)	(485)	30	(42)
Net gain on borrowings measured at fair value	73	239	216	122
Gain on sale of investment securities	427	15	648	15
Title insurance revenue	—	—	—	234
Other	363	261	652	686

Total noninterest income	3,131	1,778	5,488	4,295

Noninterest Expenses
Compensation and benefits	4,720	4,203	9,396	8,537
Occupancy	548	493	1,077	1,021
Furniture and equipment	1,013	937	2,029	1,870
FDIC insurance premiums	415	42	1,300	85
Other	1,772	1,666	3,710	3,384

Total noninterest expenses	8,468	7,341	17,512	14,897
Income before federal income tax expense	2,607	1,824	3,893	4,022
Federal income tax expense	406	133	363	404

NET INCOME	$2,201	$1,691	$3,530	$3,618

Earnings per share
Basic	$0.29	$0.23	$0.47	$0.48

Diluted	$0.29	$0.22	$0.46	$0.47

Cash dividends per basic share	$0.13	$0.12	$0.25	$0.24

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net Income	$2,201	$1,691	$3,530	$3,618

Unrealized gains on available-for-sale securities:
Unrealized holding losses arising during the period	(1,240)	(4,053)	(618)	(1,563)
Reclassification adjustment for net realized gains included in net income	(427)	(15)	(648)	(15)

Net unrealized losses	(1,667)	(4,068)	(1,266)	(1,578)
Tax effect	812	1,383	1,007	537

Other comprehensive loss	(855)	(2,685)	(259)	(1,041)

Comprehensive income (loss)	$1,346	$(994)	$3,271	$2,577

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2009	2008
OPERATING ACTIVITIES
Net income	$3,530	$3,618
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	3,007	2,800
Provision for foreclosed asset losses	34	—
Depreciation	1,166	1,063
Amortization and impairment of mortgage servicing rights	483	134
Amortization of acquisition intangibles	191	211
Net amortization of available-for-sale investment securities	364	131
Realized gain on sale of available-for-sale investment securities	(648)	(15)
Unrealized (gains) losses on trading securities	(30)	42
Unrealized gains on borrowings measured at fair value	(216)	(122)
Increase in cash value of corporate owned life insurance policies	(313)	(221)
Share-based payment awards under equity compensation plan	337	286
Deferred income tax benefit	—	(212)
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	5,694	5,609
Loans held for sale	(1,806)	1,750
Accrued interest receivable	782	435
Other assets	(1,392)	(747)
Escrow funds payable	—	(46)
Accrued interest and other liabilities	1,660	(1,376)

Net Cash Provided By Operating Activities	12,843	13,340
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	98,274	39,578
Purchases	(69,339)	(51,406)
Loan principal collections (originations), net	5,764	(23,380)
Proceeds from sales of foreclosed assets	2,494	905
Purchases of premises and equipment	(1,715)	(1,122)
Bank acquisition, net of cash acquired	—	(9,465)
Cash contributed to title company joint venture formation	—	(4,542)
Redemption of corporate owned life insurance policies	—	(450)

Net Cash Provided By (Used In) Investing Activities	35,478	(49,882)
FINANCING ACTIVITIES
Net decrease in deposits	(2,797)	(14,198)
Net (decrease) increase in other borrowed funds	(43,563)	58,999
Cash dividends paid on common stock	(1,884)	(1,810)
Proceeds from issuance of common stock	989	1,156
Common stock repurchased	(1,069)	(6,258)
Common stock purchased for deferred compensation obligations	(488)	—

Net Cash (Used In) Provided By Financing Activities	(48,812)	37,889

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(491)	1,347
Cash and cash equivalents at beginning of period	23,554	25,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,063	$26,930

Supplemental cash flows information:
Interest paid	$10,405	$13,417
Transfer of loans to foreclosed assets	1,390	1,450
See notes to interim condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2008.
In preparing these interim condensed consolidated financial statements, we have evaluated, for potential recognition or disclosure events or transactions subsequent to the end of the most recent quarterly period through August 7, 2009, the issuance date of these interim condensed consolidated financial statements.
All amounts other than share and per share amounts have been rounded to the nearest thousand ($000) in this report.
Effective January 1, 2008, the Corporation acquired Greenville Community Financial Corporation (GCFC). The interim condensed consolidated financial statements include the results of operations of GCFC since January 1, 2008. Effective March 1, 2008, the Corporation entered into a joint venture with Corporate Title Agency, LLC. The investment in the joint venture is accounted for under the equity method and is included in the line item equity securities without readily determinable fair values on the consolidated balance sheets. The results of operations since the date of the joint venture are recorded in other income on the accompanying statements of income.
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
Earnings per common share have been computed based on the following amounts:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Average number of common shares outstanding for basic calculation*	7,518,185	7,483,362	7,518,471	7,498,925
Potential effect of shares in the Deferred Director fee plan*	196,522	184,127	195,630	183,489

Average number of common shares outstanding used to calculate diluted earnings per common share	7,714,707	7,667,489	7,714,101	7,682,414

Net income	$2,201	$1,691	$3,530	$3,618

Earnings per share
Basic	$0.29	$0.23	$0.47	$0.48

Diluted	$0.29	$0.22	$0.46	$0.47

*	As adjusted for the 10% stock dividend paid February 29, 2008
NOTE 3 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. As of June 30, 2009 and 2008 and each of the three and six month periods then ended, retail banking operations represented more than 90 percent of the Corporation’s total assets and operating results. As such, no segment reporting is presented.
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
The components of net periodic benefit cost (income) for the three and six month periods ended June 30 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net periodic benefit cost (income)
Interest cost on projected benefit obligation	126	126	$252	$252
Expected return on plan assets	(131)	(165)	(262)	(330)
Amortization of unrecognized actuarial net loss	42	1	85	2

Net periodic benefit cost (income)	$37	$(38)	$75	$(76)

NOTE 5 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans, loans held for investment in foreclosed assets, mortgage servicing rights and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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
The Corporation has invested $11,000 in auction rate preferred stock investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to recent events and uncertainty in credit markets, these investments have become illiquid.
Due to the current illiquidity of these securities, these assets were classified as Level 3 during the third quarter of 2008. The fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of June 30, 2009. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s ability to hold such securities until credit markets improve.
The table below represents the activity in investment securities available for sale measured with Level 3 inputs measured on a recurring basis for the three and six month periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008

Level 3 inputs at beginning of period	$23,417	$14,862	$19,391	$12,694
Purchases	—	—	3,300	2,379
Maturities	(606)	(469)	(868)	(725)
Net unrealized gains (losses) on available-for-sale investment securities	70	(215)	1,058	(170)

Level 3 inputs — June 30	$22,881	$14,178	$22,881	$14,178

The tables below present the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2009			December 31, 2008
Description	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring Items
Trading securities	$16,111	$16,111	$—	$21,775	$21,775	$—
Available-for-sale investment securities	216,538	193,657	22,881	246,455	227,064	19,391
Mortgage loans available for sale	2,704	2,704	—	898	898	—
Borrowed funds	17,913	17,913	—	23,130	23,130	—
Nonrecurring Items
Impaired loans	9,097	—	9,097	10,014	—	10,014
Mortgage servicing rights	2,436	2,436	—	2,105	2,105	—
Foreclosed assets	1,785	1,785	—	2,923	2,923	—

	$266,584	$234,606	$31,978	$307,300	$277,895	$29,405

Percent of assets and liabilities measured at fair value		88.00%	12.00%		90.43%	9.57%

In previous Form 10-Q and Form 10-K filings the Corporation disclosed that a portion of trading securities, available-for-sale investment securities and other borrowed funds were measured at Level 1. The Corporation recently determined that documentation provided to the Corporation by its third party securities pricing vendor more closely reflects a Level 2 categorization than Level 1 as previously reported. No significant measurement methodology changes have been made by the Corporation’s securities pricing vendor. As a result, $10,175 of trading securities, $89,507 of available-for-sale investment securities and $23,130 of other borrowed funds were reclassified from level 1 to level 2 classification at December 31, 2008.
The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which impairment was recognized in the three and six month periods ended June 30, 2009 and 2008, are summarized as follows:

	Three Months Ended June 30
	2009			2008
	Trading			Trading
	Gains and	Other Gains		Gains and	Other Gains
Description	(Losses)	and (Losses)	Total	(Losses)	and (Losses)	Total
Recurring Items
Trading securities	$(57)	$—	$(57)	$(485)	$—	$(485)
Other borrowed funds	—	73	73	—	239	239
Nonrecurring Items
Mortgage servicing rights	—	205	205	—	30	30
Foreclosed assets	—	(34)	(34)	—	—	—

			$187			$(216)

	Six Months Ended June 30
	2009			2008
	Trading			Trading
	Gains and	Other Gains		Gains and	Other Gains
Description	(Losses)	and (Losses)	Total	(Losses)	and (Losses)	Total
Recurring Items
Trading securities	$30	$—	$30	$(42)	$—	$(42)
Borrowed funds	—	216	216	—	122	122
Nonrecurring Items
Mortgage servicing rights	—	(8)	(8)	—	—	—
Foreclosed assets	—	(34)	(34)	—	—	—

			$204			$80

As a result of declines in the rates offered on new residential mortgage loans, the Corporation recorded impairment charges related to the carrying value of its mortgage servicing rights in the first quarter of 2009, in accordance with the provisions of SFAS No. 156. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights. During the second quarter of 2009, the Corporation reduced much of the first quarter’s impairment as a result of a strong demand for new residential mortgages in the second quarter, coupled with an increased demand for refinancing. These new loans coupled with the refinancing activity increased the size and duration of the Corporation’s servicing portfolio, and in turn increased the value of the servicing portfolio.
The activity in the trading portfolio of investment securities was as follows for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Purchases	$—	$2,036	$—	$9,710
Sales, calls, and maturities	(3,011)	(7,560)	(5,694)	(9,640)

Total	$(3,011)	$(5,524)	$(5,694)	$70

During the second quarter of 2009, a $5,001 borrowing facility carried at fair market value matured. There were no changes in the level of borrowings measured at fair value; only recurring fair value adjustments occurred during the first six months of 2008.
NOTE 6 — FAIR VALUES OF FINANCIAL INSTRUMENTS
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

The following sets forth the estimated fair value and recorded carrying values of the Corporation’s financial instruments as of June 30:

	2009
	Estimated	Carrying
	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$23,063	$23,063
Trading securities	16,111	16,111
Investment securities available for sale	216,538	216,538
Mortgage loans available for sale	2,793	2,704
Net loans	718,942	713,242
Accrued interest receivable	5,540	5,540
Mortgage servicing rights	2,436	2,436

LIABILITIES
Deposits with no stated maturities	381,432	381,432
Deposits with stated maturities	394,864	391,401
Borrowed funds	183,942	178,571
Accrued interest payable	1,183	1,183
NOTE 6 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Income taxes at 34% statutory rate	$886	$620	$1,324	$1,367
Effect of nontaxable income	(491)	(503)	(980)	(984)
Effect of nondeductible expenses	11	16	19	21

Federal income tax expense	$406	$133	$363	$404

Included in other comprehensive loss for the three and six month periods ended June 30, 2009 are unrealized gains related to auction rate preferred stock investment securities of $726 and $1,696, respectively. For federal income tax purposes, these securities are considered equity investments for which no federal deferred income taxes are expected or recorded.

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
On April 9, 2009 the FASB staff issued Staff Position No. FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4, also includes guidance on identifying circumstances that indicate a market is distressed or not orderly. The Corporation adopted this statement for the quarterly reporting period ended June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
On April 9, 2009 the FASB staff issued Staff Position No. FSP 115-2 Recognition and Presentation of Other-Than-Temporary Impairments. The objective of an other-than-temporary impairment analysis under existing U.S. generally accepted accounting principles (GAAP) is to determine whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. An investment is impaired if the fair value of the investment is less than its amortized cost basis. FSP 115-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Corporation adopted this statement for the quarterly reporting period ended June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
On April 9, 2009 the FASB staff issued Staff Position FSP No. 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. This FASB Staff Position (FSP) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Corporation adopted this statement for the quarterly reporting period ended June 30, 2009. The adoption of this standard did not have a material impact on the Corporation’s consolidated financial statements.
On May 28, 2009 FASB issued FASB No. 165 Subsequent Events. The objective is to establish general standards for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard has been adopted for the period ended June 30, 2009 and did not have a material impact on the Corporation’s consolidated financial statements.
On June 12, 2009 FASB issued FASB No. 166 Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FASB No. 166 addresses (1) practices that have developed since the issuance of FASB Statement No. 140, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and is not expected to have a material impact on the Corporation’s consolidated financial statements.
On June 12, 2009 the FASB issued FASB No. 167 Amendments to FASB Interpretation No. 46(R). The objective is to improve financial reporting by enterprises involved with variable interest entities. This addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of this standard will be applied as of the beginning of the first annual reporting period that begins after November 15, 2009 and the adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial statements.
On June 29, 2009 the FASB issued FASB No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. This standard will be adopted for the quarter ended September 30, 2009 and the disclosures will be modified consistent with the Codification.

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

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three and six month periods ended June 30, 2009 and 2008. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
INCOME STATEMENT DATA
Net interest income	$9,479	$8,980	$18,924	$17,424
Provision for loan losses	1,535	1,593	3,007	2,800
Net income	2,201	1,691	3,530	3,618
PER SHARE DATA
Earnings per share (annualized):
Basic	$0.29	$0.23	$0.47	$0.48
Diluted	0.29	0.22	0.46	0.47
Cash dividends per common share	0.13	0.12	0.25	0.24
Book value (at end of period)	18.06	18.75	18.06	18.75
RATIOS (annualized)
Average primary capital to average assets	13.32%	13.71%	13.19%	13.93%
Net income to average assets	0.79	0.61	0.63	0.66
Net income to average equity	6.38	4.69	5.10	4.98
Net income to average tangible equity	9.70	7.32	7.80	7.68
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for Isabella Bank Corporation. Interest income includes loan fees of $538 and $988 for the three and six month periods ended June 30, 2009, respectively, as compared to $551 and $962 during the same periods in 2008. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
     (Continued on page 21)

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
Results for the three month periods ended June 30, 2009 and June 30, 2008 are as follows:

	Three Months Ended
	June 30, 2009			June 30, 2008
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$723,854	$12,018	6.64%	$711,073	$12,420	6.99%
Taxable investment securities	106,912	1,083	4.05%	111,500	1,367	4.90%
Nontaxable investment securities	122,609	1,832	5.98%	121,079	1,798	5.94%
Trading account securities	17,886	225	5.03%	26,976	362	5.37%
Federal funds sold	108	—	0.00%	1,166	6	2.06%
Other	23,453	46	0.78%	17,665	102	2.31%

Total earning assets	994,822	15,204	6.11%	989,459	16,055	6.49%
NON EARNING ASSETS:
Allowance for loan losses	(12,197)			(8,637)
Cash and due from banks	21,984			17,131
Premises and equipment	23,880			22,539
Accrued income and other assets	86,794			84,915

Total assets	$1,115,283			$1,105,407

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$117,330	30	0.10%	$113,844	179	0.63%
Savings deposits	181,098	96	0.21%	220,705	619	1.12%
Time deposits	390,936	3,339	3.42%	395,363	4,245	4.29%
Borrowed funds	186,994	1,561	3.34%	131,112	1,336	4.08%

Total interest bearing liabilities	876,358	5,026	2.29%	861,024	6,379	2.96%
NONINTEREST BEARING LIABILITIES:
Demand deposits	93,842			93,868
Other	7,121			6,379
Shareholders’ equity	137,962			144,136

Total liabilities and equity	$1,115,283			$1,105,407

Net interest income (FTE)		$10,178			$9,676

Net yield on interest earning assets (FTE)			4.09%			3.91%

Results for the six month periods ended June 30, 2009 and June 30, 2008 are as follows:

	Six Months Ended
	June 30, 2009			June 30, 2008
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$726,433	$23,916	6.58%	$705,538	$24,945	7.07%
Taxable investment securities	114,891	2,370	4.13%	104,348	2,735	5.24%
Nontaxable investment securities	122,102	3,641	5.96%	120,351	3,585	5.96%
Trading account securities	19,244	477	4.96%	29,595	748	5.05%
Federal funds sold	1,684	1	0.12%	3,699	55	2.97%
Other	23,824	164	1.38%	15,497	210	2.71%

Total earning assets	1,008,178	30,569	6.06%	979,028	32,278	6.59%
NON EARNING ASSETS:
Allowance for loan losses	(12,133)			(8,668)
Cash and due from banks	20,812			18,918
Premises and equipment	23,764			23,170
Accrued income and other assets	88,177			84,511

Total assets	$1,128,798			$1,096,959

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits	$118,160	63	0.11%	$118,825	557	0.94%
Savings deposits	180,214	198	0.22%	214,572	1,482	1.38%
Time deposits	389,061	6,831	3.51%	399,852	8,908	4.46%
Borrowed funds	202,372	3,162	3.12%	119,059	2,514	4.22%

Total interest bearing liabilities	889,807	10,254	2.30%	852,308	13,461	3.16%
NONINTEREST BEARING LIABILITIES:
Demand deposits	93,661			92,373
Other	6,964			6,933
Shareholders’ equity	138,366			145,345

Total liabilities and equity	$1,128,798			$1,096,959

Net interest income (FTE)		$20,315			$18,817

Net yield on interest earning assets (FTE)			4.03%			3.84%

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

	Three Months Ended			Six Months Ended
	June 30, 2009 compared to			June 30, 2009 compared to
	June 30, 2008			June 30, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

CHANGES IN INTEREST INCOME:
Loans	$220	$(622)	$(402)	$723	$(1,752)	$(1,029)
Taxable investment securities	(54)	(230)	(284)	257	(622)	(365)
Nontaxable investment securities	23	11	34	52	4	56
Trading account securities	(116)	(21)	(137)	(257)	(14)	(271)
Federal funds sold	(3)	(3)	(6)	(20)	(34)	(54)
Other	26	(82)	(56)	84	(130)	(46)

Total changes in interest income	96	(947)	(851)	839	(2,548)	(1,709)

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	5	(154)	(149)	(3)	(491)	(494)
Savings deposits	(95)	(428)	(523)	(205)	(1,079)	(1,284)
Time deposits	281	(1,187)	(906)	(235)	(1,842)	(2,077)
Borrowed funds	497	(272)	225	1,426	(778)	648

Total changes in interest expense	688	(2,041)	(1,353)	983	(4,190)	(3,207)

Net change in interest margin (FTE)	$(592)	$1,094	$502	$(144)	$1,642	$1,498

Interest rates paid on interest bearing liabilities decreased faster than those earned on interest earning assets, resulting in a 0.18% and 0.19% increase in net interest margins on a tax equivalent basis when the three and six month periods ended June 30, 2009 are compared to the same periods in 2008, respectively. The Corporation anticipates that net interest margin yield will decline during 2009 due to the followings factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate during 2009. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities with call dates during 2009 will most likely be called and the Corporation will be reinvesting those proceeds at significantly lower rates.

•	The recent substantial decline in residential mortgage rates has led to increases in the demand of fixed rate mortgage products resulting in the Corporation’s customers refinancing three and five year balloon mortgages into fixed rate products that are sold on the secondary market. The reinvestment of these proceeds at lower interest rates will adversely impact interest income.

•	While the Corporation’s non-accrual loans have declined since December 31, 2008, they still remain at historically high levels. The high volume is a direct result of a decline in residential housing market values, the inability of residential and commercial developers to sell and or lease property, and a significant increase in unemployment rates, and overall economic uncertainty. These non-accrual loans will decrease 2009 interest income as the loans will no longer be accruing interest income.
•	The Corporation anticipates growing the balance sheet through the acquisition of investment securities in the third and fourth quarters of 2009. These investments will be funded through deposit growth and wholesale borrowings. The net interest margin generated by the purchase on these investments is anticipated to be less than 2.0%, but will provide additional net interest income.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 66.2% of the Corporation’s total assets and is the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the six month periods ended June 30, 2009 and 2008.

	Six Months Ended
	June 30
	2009	2008
Allowance for loan losses — January 1	$11,982	$7,301
Allowance of acquired bank	—	822
Loans charged off
Commercial and agricultural	2,226	973
Real estate mortgage	1,028	1,558
Consumer	432	390

Total loans charged off	3,686	2,921
Recoveries
Commercial and agricultural	388	56
Real estate mortgage	169	84
Consumer	192	147

Total recoveries	749	287

Net loans charged off	2,937	2,634
Provision charged to income	3,007	2,800

Allowance for loan losses — June 30	$12,052	$8,289

Year to date average loans	$726,433	$705,538

Net loans charged off to average loans outstanding	0.40%	0.37%

Total amount of loans outstanding	$725,294	$721,020

Allowance for loan losses as a % of loans	1.66%	1.15%

With increases in the net loans charged off to average loans and nonperforming loans as a percentage of total loans and the declines in the credit quality of the loan portfolio, the Corporation significantly increased the provision charged to income in the second half of 2008 and into 2009. This additional provision increased the allowance for loans losses as a percentage of loans to 1.63% as of December 31, 2008 and 1.66% as of June 30, 2009.
The Corporation has also experienced an increase in foreclosed loans and an increase in loans charged off due mainly to the downturn in the residential real estate mortgage market. Of the $2,226 of total commercial and agricultural loans charged off in the six months of 2009, $1,125 related to one loan, of which $1,000 was a specific impairment allocation as of December 31, 2008.
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
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub prime, nor has it originated adjustable rate mortgages or financed loans for more than 80% of market value unless insured by private third party insurance.
Based on management’s analysis, the allowance for loan losses of $12,052 is considered adequate as of June 30, 2009. Management will continue to closely monitor its overall credit quality during 2009 to ensure that the allowance for loan losses remains adequate.
NONPERFORMING ASSETS

	June 30	December 31
	2009	2008	Change
Nonaccrual loans	$7,826	$11,175	$(3,349)
Accruing loans past due 90 days or more	890	1,251	(361)

Total nonperforming loans	8,716	12,426	(3,710)
Other real estate owned (OREO)	1,694	2,770	(1,076)
Repossessed assets	91	153	(62)

Total nonperforming assets	$10,501	$15,349	$(4,848)

Nonperforming loans as a % of total loans	1.20%	1.69%	-0.49%

Nonperforming assets as a % of total assets	0.96%	1.35%	-0.39%

RESTRUCTURED LOANS

	June 30	December 31
	2009	2008	Change
Complying with modified terms	$1,407	$2,565	$(1,158)
Nonaccrual	1,355	1,985	(630)

Total restructured loans	$2,762	$4,550	$(1,788)

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
Since December 31, 2008, the Corporation’s nonperforming loans have declined by $3,710. Of this decline, $1,125 is related to the charge off of one specific loan as noted above. The remainder of the decline is related to loans being removed from nonaccrual status as a result of improvements in creditworthiness and the loans being paid off. Despite the decline in restructured loans from December 31, 2008, restructured loans remain at historically high levels as of June 30, 2009. The majority of the restructured loans are the result of the Corporation working with borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure.
Of the $1,076 decline in other real estate owned, $670 related to the sale of one property. Management has evaluated the properties held as other real estate owned and has adjusted the carrying value of each property to the lower of the carrying amount or fair value less costs to sell, as necessary. Management anticipates the balance of OREO to remain at historically high levels for the remainder of 2009.
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

As of June 30, 2009, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation’s liquidity, capital, or operations.
As a result of the new State of Michigan foreclosure laws, which went into effect on July 5, 2009, the time required to complete a residential mortgage foreclosure is expected to increase. Despite the increased timeline to complete the foreclosure process, the new law is not expected to have a significant impact on the Corporation’s ability to foreclose.
NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2009	2008	$	%
Service charges and fee income
NSF and overdraft fees	$795	$833	$(38)	-4.6%
Trust fees	212	227	(15)	-6.6%
Freddie Mac servicing fee	178	157	21	13.4%
ATM and debit card fees	304	266	38	14.3%
Service charges on deposit accounts	86	95	(9)	-9.5%
Net OMSR income	462	60	402	670.0%
All other	28	37	(9)	-24.3%

Total service charges and fees	2,065	1,675	390	23.3%
Gain on sale of mortgage loans	260	73	187	256.2%
Net loss on trading securities	(57)	(485)	428	N/M
Net gain on borrowings measured at fair value	73	239	(166)	-69.5%
Gain on sale of investment securities	427	15	412	N/M
Other
Increase in cash value of corporate owned life insurance policies	148	96	52	54.2%
Brokerage and advisory fees	138	130	8	6.2%
All other	77	35	42	120.0%

Total other	363	261	102	39.1%

Total noninterest income	$3,131	$1,778	$1,353	76.1%

	Six Months Ended June 30
			Change
	2009	2008	$	%
Service charges and fee income
NSF and overdraft fees	$1,524	$1,608	$(84)	-5.2%
Trust fees	409	445	(36)	-8.1%
Freddie Mac servicing fee	342	313	29	9.3%
ATM and debit card fees	579	478	101	21.1%
Service charges on deposit accounts	168	185	(17)	-9.2%
Net OMSR income	330	18	312	N/M
All other	62	76	(14)	-18.4%

Total service charges and fees	3,414	3,123	291	9.3%
Gain on sale of mortgage loans	528	157	371	236.3%
Net gain (loss) on trading securities	30	(42)	72	N/M
Net gain on borrowings measured at fair value	216	122	94	77.0%
Gain on sale of investment securities	648	15	633	N/M
Title insurance revenue	—	234	(234)	-100.0%
Other
Earnings on corporate owned life insurance policies	324	221	103	46.6%
Brokerage and advisory fees	239	259	(20)	-7.7%
All other	89	206	(117)	-56.8%

Total other	652	686	(34)	-5.0%

Total noninterest income	$5,488	$4,295	$1,193	27.8%

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
The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.
As a result of lower than normal residential mortgage rates, the Corporation has experienced increases in Federal Home Loan Corporation (“Freddie Mac”) servicing fees, net originated mortgage servicing rights (OMSR), and gains from the sale of mortgage loans to the secondary market. The Corporation’s servicing portfolio has increased by $40,238 since December 31, 2008. The increase in Freddie Mac servicing fees is a direct result of the increase in the volume of loans the Corporation services as the Corporation is paid 0.25% per year for each dollar of loans serviced. This increase in loans serviced, as well as recent increases in residential mortgage rates, has led to the increase in net OMSR income. As refinancing activity is expected to decline, the Corporation anticipates net OMSR income to decline throughout the remainder of the year. Gain on the sale of mortgage loans continued to grow during the three and six month periods ended June 30, 2009. The Corporation anticipates that gains from the sale of mortgage loans will remain at current levels.
Net gains from trading activities have increased significantly from last year. Fluctuations in the gains and losses related to these balances are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.
Title insurance fees have decreased as a result of a joint venture between IBT Title and Insurance Agency and Corporate Title which was formed on March 1, 2008 (see Note 1 of Notes to Interim Condensed Consolidated Financial Statements).
The current interest rate environment has created opportunities for the Corporation to take advantage of several selling opportunities from its available for sale investment portfolio which resulted in gains on the sales of these securities of $648 in the six month period ended June 30, 2009.

Earnings on corporate owned life insurance policies have increased as a result of both increases in the number of policies owned as well as increases in the rates earned on the policies. Management anticipates that the earnings on theses policies will approximate current levels for the remainder of the year.
The fluctuations in all other income are spread throughout various categories, none of which are individually significant.
Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2009	2008	$	%
Compensation and benefits
Leased employee salaries	$3,385	$3,002	$383	12.8%
Leased employee benefits	1,265	1,137	128	11.3%
All other	70	64	6	9.4%

Total compensation and benefits	4,720	4,203	517	12.3%

Occupancy
Depreciation	134	124	10	8.1%
Outside services	109	120	(11)	-9.2%
Property taxes	118	113	5	4.4%
Utilities	86	85	1	1.2%
Building repairs	84	39	45	115.4%
All other	17	12	5	41.7%

Total occupancy	548	493	55	11.2%

Furniture and equipment
Depreciation	450	409	41	10.0%
Computer / service contracts	382	379	3	0.8%
ATM and debit card expenses	161	137	24	17.5%
All other	20	12	8	66.7%

Total furniture and equipment	1,013	937	76	8.1%

FDIC insurance premiums	415	42	373	N/M

Other
Audit and SOX compliance fees	66	75	(9)	-12.0%
Marketing	144	212	(68)	-32.1%
Directors fees	237	224	13	5.8%
Printing and supplies	86	109	(23)	-21.1%
Education and travel	78	131	(53)	-40.5%
Postage and freight	115	127	(12)	-9.4%
Legal	93	104	(11)	-10.6%
Amortization of deposit premium	96	106	(10)	-9.4%
Foreclosed assets	162	46	116	N/M
Collection	101	36	65	180.6%
Brokerage and advisory	61	59	2	3.4%
Consulting	45	55	(10)	-18.2%
All other	488	382	106	27.7%

Total other	1,772	1,666	106	6.4%

Total noninterest expenses	$8,468	$7,341	$1,127	15.4%

	Six Months Ended June 30
			Change
	2009	2008	$	%
Compensation and benefits
Leased employee salaries	$6,579	$6,153	$426	6.9%
Leased employee benefits	2,656	2,259	397	17.6%
All other	161	125	36	28.8%

Total compensation and benefits	9,396	8,537	859	10.1%

Occupancy
Depreciation	266	252	14	5.6%
Outside services	212	239	(27)	-11.3%
Property taxes	232	231	1	0.4%
Utilities	208	190	18	9.5%
Building repairs	125	77	48	62.3%
All other	34	32	2	6.3%

Total occupancy	1,077	1,021	56	5.5%

Furniture and equipment
Depreciation	900	811	89	11.0%
Computer / service contracts	781	761	20	2.6%
ATM and debit card expenses	305	257	48	18.7%
All other	43	41	2	4.9%

Total furniture and equipment	2,029	1,870	159	8.5%

FDIC insurance premiums	1,300	85	1,215	N/M

Other
Audit and SOX compliance fees	253	239	14	5.9%
Marketing	271	445	(174)	-39.1%
Directors fees	458	449	9	2.0%
Printing and supplies	306	225	81	36.0%
Education and travel	152	210	(58)	-27.6%
Postage and freight	242	242	—	0.0%
Legal	210	191	19	9.9%
Amortization of deposit premium	191	211	(20)	-9.5%
Foreclosed assets	283	57	226	N/M
Collection	144	53	91	171.7%
Brokerage and advisory	98	110	(12)	-10.9%
Consulting	95	132	(37)	-28.0%
All other	1,007	820	187	22.8%

Total other	3,710	3,384	326	9.6%

Total noninterest expenses	$17,512	$14,897	$2,615	17.6%

Leased employee salaries expenses have increased due to annual merit increases and the continued growth of the Corporation as well as overtime due to the increased volume of mortgage refinancing noted earlier. The increases in leased employee benefits expenses are principally the result of continued increases in health care costs.
The increase in building repairs during the second quarter can be attributed to standard upkeep done to various branches in June of 2009.
The increases in ATM and debit card expenses are primarily the result of the increased usage of debit cards by the Bank’s customers. These expenses are expected to continue to increase as the usage of debit cards increases.
FDIC insurance premium expense has increased primarily as a result of increases in the premium rates charged by the Federal Deposit Insurance Corporation. This also includes a one time assessment of $500, which is scheduled to be paid in September 2009, but is required to be accrued as of June 30, 2009. These expenses are expected to continue to decrease for the remainder of 2009 as the Corporation is not anticipating any further special assessments to be paid in 2009.

In April 2008, the Corporation unveiled a new brand for both Isabella Bank (the “Bank”) and Isabella Bank Corporation. As a result of the development of this brand and the corresponding marketing campaign, the Corporation incurred some significant nonrecurring marketing expenses during the first six months of 2008. For the second quarter of 2008, expenses were incurred for website development, advertisement tools and logo supplies. Marketing expenses have subsequently declined and management anticipates that marketing expenses will remain at current levels for the remainder of 2009.
As a result of increases in delinquencies and foreclosures, the Corporation has experienced significant increases in legal expenses, foreclosed asset expenses, and collection expenses. These expenses are expected to continue at current levels throughout 2009 as management anticipates that delinquency rates and foreclosures will remain historically high.
The Corporation places a strong emphasis on customer service. In June of 2008, the Corporation offered sales training to its employees. This program was designed as sales and service development for its participants.
During the first three months of 2008, the Corporation incurred consulting fees related to the formation of the joint venture between IBT Title and Insurance Agency and Corporate Title on March 1, 2008 (see Note 1 of Notes to Interim Condensed Consolidated Financial Statements). Consulting expenses are expected to approximate current levels for the remainder of the year.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	June 30	December 31
	2009	2008	$ Change	% Change
ASSETS
Cash and cash equivalents	$23,063	$23,554	$(491)	-2.08%
Trading securities	16,111	21,775	(5,664)	-26.01%
Available-for-sale securities	216,538	246,455	(29,917)	-12.14%
Mortgage loans held for sale	2,704	898	1,806	N/M
Loans	725,294	735,385	(10,091)	-1.37%
Allowance for loan losses	(12,052)	(11,982)	(70)	0.58%
Premises and equipment	23,780	23,231	549	2.36%
Acquisition intangibles and goodwill, net	47,613	47,804	(191)	-0.40%
Equity securities without readily determinable fair values	17,756	17,345	411	2.37%
Other assets	34,696	34,798	(102)	-0.29%

TOTAL ASSETS	$1,095,503	$1,139,263	$(43,760)	-3.84%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$772,833	$775,630	$(2,797)	-0.36%
Borrowed funds	178,571	222,350	(43,779)	-19.69%
Accrued interest and other liabilities	8,467	6,807	1,660	24.39%

Total liabilities	959,871	1,004,787	(44,916)	-4.47%
Shareholders’ equity	135,632	134,476	1,156	0.86%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,095,503	$1,139,263	$(43,760)	-3.84%

The increase in mortgage loans available for sale is a direct result of loans being rewritten due to low mortgage rates. The current rate environment has increased refinancing activity, which has led to increases in inventories of loans to be sold to the secondary market. This refinancing activity has, however, led to a decline in the residential real estate portfolio as customers who have traditionally utilized 3 and 5 year balloon products are refinancing into 15 and 30 year fixed rate loans, which the Corporation typically sells on the secondary market. This activity resulted in an increase of $40,238 in residential mortgage loans sold to the secondary market during the first quarter of 2009 as compared to the same period in 2008. The decline in the residential real estate portfolio was partially offset by increases in the Corporation’s commercial and agricultural portfolios. The overall decline in the Corporation’s loan portfolio, coupled with the decline in the securities portfolio has allowed the Corporation to pay off $22,500 in short term borrowings as well as allowing an additional $21,279 to mature.
The current interest rate environment has encouraged bond issuers to exercise call options on debt securities. These calls have led to the decline in the Corporation’s available-for-sale securities portfolio.
The following table outlines the changes in the loan portfolio:

	June 30	December 31		% Change
	2009	2008	$ Change	(unannualized)
Commercial	$333,911	$324,806	$9,105	2.80%
Agricultural	63,610	58,003	5,607	9.67%
Residential real estate mortgage	294,921	319,397	(24,476)	-7.66%
Installment	32,852	33,179	(327)	-0.99%

	$725,294	$735,385	$(10,091)	-1.37%

The following table outlines the changes in the deposit portfolio:

	June 30	December 31		% Change
	2009	2008	$ Change	(unannualized)
Noninterest bearing demand deposits	$94,427	$97,546	$(3,119)	-3.20%
Interest bearing demand deposits	114,186	113,973	213	0.19%
Savings deposits	172,819	182,523	(9,704)	-5.32%
Certificates of deposit	352,211	340,976	11,235	3.29%
Brokered certificates of deposit	29,147	28,185	962	3.41%
Internet certificates of deposit	10,043	12,427	(2,384)	-19.18%

Total	$772,833	$775,630	$(2,797)	-0.36%

As shown in the preceding table total deposits have remained stable since year end. The decline in internet certificates of deposit has been the result of the Corporation’s ability to replace these deposits with local funding.
Capital
The capital of the Corporation consists solely of common stock, capital surplus, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 46,512 shares or $907 of common stock during the first six months of 2009, as compared to 50,116 shares or $1,156 of common stock during the same period in 2008. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $337 and $286 during the six month periods ended June 30, 2009 and 2008, respectively.
The Board of Directors has adopted a common stock repurchase plan. This plan was last amended in February 2009 to enable the Corporation to repurchase an additional 100,000 shares of the Corporation’s common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions of share based payment awards. As of June 30, 2009, the Corporation was authorized to repurchase up to an additional 36,161 shares of common stock. During the first six months of 2009 and 2008, pursuant to this plan, the Corporation repurchased 64,883 shares of common stock at an average price of $20.70 and 143,839 shares of common stock at an average price of $43.51, respectively.
Accumulated other comprehensive loss increased $259 for the six month period ended June 30, 2009, net of tax, and is a result of unrealized losses on available-for-sale investment securities. Management has reviewed the credit quality of its bond portfolio and believes that there are no losses that are other than temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 9.26% as of June 30, 2009.

There are no commitments for significant capital expenditures for the remainder of 2009.
The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at June 30, 2009:
Percentage of Capital to Risk Adjusted Assets

	Isabella Bank Corporation
	June 30, 2009
	Required	Actual
Equity Capital	4.00%	12.65%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	13.90%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation’s subsidiary Bank. At June 30, 2009, the Bank exceeded these minimum capital requirements. On October 14, 2008, the U.S. Treasury Department (the “Treasury”) announced a Capital Purchase Program and encouraged non troubled financial institutions to participate. Under the Treasury’s proposal, the participating institutions would issue 5.0% senior preferred stock, which the Treasury would buy. The Treasury feels that this program will increase banks’ abilities to lend to consumers, as well as each other. The Corporation has elected not to participate in the program.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity as of June 30, 2009 and December 31, 2008. These categories totaled $248,037 or 22.6% of assets as of June 30, 2009 as compared to $286,764 or 25.2% as of December 31, 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. On a daily basis, liquidity varies significantly, based on customer activity.
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
In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market at both the Federal Reserve Bank and the Federal Home Loan Bank, some obligations of which have been reported at fair value to mitigate the Corporation’s interest rate risk. The Corporation’s liquidity is considered adequate by the management of the Corporation.
Operating activities provided $12,843 of cash in the first six months of 2009, as compared to $13,340 during the same period in 2008. The Corporation’s investing activities provided $35,478 of cash in the first six months of 2009 as compared to using $49,882 of cash during the same period in 2008. This fluctuation was a result of declines in the Corporation’s loan portfolio, and more specifically in the residential mortgage portfolio due to the current interest rate environment, as well as the volume of available-for-sale securities called in 2009 compared to the same period in 2008. Financing activities used $48,812 in cash in the first six months of 2009 as compared to providing $37,889 of cash in the same period in 2008. This reduction was primarily the result of the Corporation reducing its borrowings by $43,563 during the first six months of 2009. The accumulated effect of the Corporation’s operating, investing, and financing activities used cash aggregating $491 and provided cash of $1,347 during the six month periods ended June 30, 2009 and 2008, respectively.

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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $141,044 at June 30, 2009. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At June 30, 2009, the Corporation had a total of $6,824 in outstanding standby letters of credit.
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
Isabella Bank, a subsidiary of the Corporation, sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of the Corporation. The assets of the Foundation as of June 30, 2009 were $942.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of June 30, 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	June 30, 2009							Fair Value

	2010	2011	2012	2013	2014	Thereafter	Total	06/30/09

Rate sensitive assets
Other interest bearing assets	$5,027	$—	$—	$—	$—	$—	$5,027	$5,027
Average interest rates	1.57%	—	—	—	—	—	1.57%
Trading securities	$8,623	$2,962	$2,546	$1,040	$940	$—	$16,111	$16,111
Average interest rates	2.03%	2.03%	2.27%	2.27%	2.56%	—	2.11%
Fixed interest rate securities	$60,145	$25,497	$20,555	$17,015	$15,205	$78,121	$216,538	$216,538
Average interest rates	4.66%	3.99%	3.88%	3.67%	3.77%	3.52%	3.96%
Fixed interest rate loans	$131,242	$107,264	$110,466	$79,953	$88,390	$48,781	$566,096	$571,796
Average interest rates	6.88%	6.81%	6.90%	6.84%	6.38%	6.13%	6.72%
Variable interest rate loans	$76,403	$16,814	$22,677	$17,755	$10,824	$14,725	$159,198	$159,198
Average interest rates	4.62%	5.21%	5.33%	4.60%	5.46%	6.05%	4.97%

Rate sensitive liabilities
Borrowed funds	$60,380	$21,191	$35,000	$17,000	$10,000	$35,000	$178,571	$183,942
Average interest rates	1.96%	4.68%	3.55%	3.74%	4.45%	4.22%	3.35%
Savings and NOW accounts	$127,047	$88,116	$54,639	$15,599	$1,604	$—	$287,005	$287,005
Average interest rates	0.21%	0.13%	0.08%	0.13%	0.17%	—	0.16%
Fixed interest rate time deposits	$263,847	$46,475	$31,732	$29,673	$16,634	$1,264	$389,625	$393,088
Average interest rates	2.94%	4.16%	4.42%	4.22%	3.44%	3.16%	3.33%
Variable interest rate time deposits	$1,200	$576	$—	$—	$—	$—	$1,776	$1,776
Average interest rates	1.64%	1.44%	—	—	—	—	1.58%

	June 30, 2008							Fair Value

	2009	2010	2011	2012	2013	Thereafter	Total	06/30/08

Rate sensitive assets
Other interest bearing assets	$1,363	$—	$—	$—	$—	$—	$1,363	$1,363
Average interest rates	2.87%	—	—	—	—	—	2.87%
Trading securities	$6,389	$4,213	$3,742	$2,805	$3,435	$4,508	$25,092	$25,092
Average interest rates	4.46%	4.00%	3.90%	3.53%	4.02%	3.46%	3.96%
Fixed interest rate securities	$71,322	$25,009	$14,106	$14,390	$19,348	$85,393	$229,568	$229,568
Average interest rates	5.15%	5.03%	4.29%	4.09%	3.89%	3.93%	4.46%
Fixed interest rate loans	$136,998	$111,417	$103,864	$75,469	$72,417	$65,784	$565,949	$567,191
Average interest rates	6.69%	6.86%	6.83%	7.27%	6.86%	6.23%	6.79%
Variable interest rate loans	$64,051	$28,036	$15,208	$7,994	$20,719	$19,063	$155,071	$155,071
Average interest rates	5.76%	5.62%	6.29%	6.53%	5.83%	6.78%	5.96%
Rate sensitive liabilities
Borrowed funds	$50,845	$23,500	$16,225	$15,000	$17,000	$35,000	$157,570	$156,104
Average interest rates	3.05%	4.55%	4.98%	4.30%	3.74%	4.21%	3.92%
Savings and NOW accounts	$148,435	$69,962	$72,743	$23,200	$4,940	$—	$319,280	$319,280
Average interest rates	1.48%	0.47%	0.36%	0.34%	0.53%	—	0.91%
Fixed interest rate time deposits	$241,212	$64,630	$37,010	$26,458	$19,359	$987	$389,656	$388,589
Average interest rates	3.86%	4.31%	4.57%	4.75%	4.32%	3.80%	4.09%
Variable interest rate time deposits	$1,343	$533	$4	$—	$—	$—	$1,880	$1,880
Average interest rates	2.94%	2.41%	2.37%	—	—	—	2.79%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2009, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in the Corporation’s internal control over financial reporting that materially affected, or is likely to materially effect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
The Corporation is not involved in any material legal proceedings. The Corporation and the Bank are involved in ordinary, routine litigation incidental to its business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, or financial condition.
Item 1A — Risk Factors
In addition to the risk factors previously disclosed in “ITEM 1A. RISK FACTORS” of Part I of the Corporation’s 2008 Form 10-K, the Corporation has identified the risk factor below as one that could materially affect the Corporation’s business, financial condition or future operating results.
Increases in FDIC Insurance Premiums.
The recent upsurge in the number of bank failures has increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the Deposit Insurance Fund. In addition, the FDIC implemented two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer and non-interest bearing transactional accounts are fully insured. These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.
In order to preserve a strong funding position and restore reserve ratios of the Deposit Insurance Fund, the FDIC raised assessment rates of insured institutions by 7 cents for every $100 of deposits beginning with the first quarter of 2009. In addition, on May 22, 2009, the FDIC adopted a final rule that imposed a special assessment on all insured depository institutions, which will be collected on September 30, 2009. The final rule also permits the FDIC to impose additional special assessments after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.
The Corporation is generally unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect the Corporation’s results of operations, financial condition and ability to continue to pay dividends on its common shares at the current rate.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(A)	None

(B)	None

(C)	Repurchases of Common Stock
The Board of Directors has adopted a common stock repurchase plan. This plan, which was last amended in February 2009 to enable the Corporation to repurchase an additional 100,000 shares of the Corporation’s common stock, the Corporation is authorized to repurchase up to 36,161 shares as of June 30, 2009. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended June 30, 2009, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, March 31, 2009				76,616
April 1 — 30, 2009	9,300	$19.62	9,300	67,316
May 1 — 31, 2009	9,710	18.98	9,710	57,606
June 1 — 30, 2009	21,445	19.06	21,445	36,161

Balance, June 30, 2009	40,455	$19.17	40,455	36,161

Item 4 — Submission of Matters to a Vote of Security Holders
The registrant’s annual meeting of shareholders was held on May 5, 2009. At the meeting the shareholders voted upon the election of Directors to terms ending in 2012.

	For	Witheld
Dennis P. Angner	4,163,794	177,560
David J. Maness	4,165,187	176,167
W. Joseph Manifold	4,142,738	198,616
William J. Strickler	4,168,885	172,469
The terms of the following directors continued after the meeting:

James C. Fabiano
Richard J. Barz
Sanda L. Caul Ted W. Kortes W. Michael McGuire Dale Weburg

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

Isabella Bank Corporation
Date: July 31, 2009	/s/ Dennis P. Angner
Dennis P. Angner
Chief Executive Officer

/s/ Peggy L. Wheeler
Peggy L. Wheeler
Principal Financial Officer