Form 10-Q
period 2009-09-30
ISABELLA BANK CORP
filed 2009-11-06
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009
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
Common Stock no par value, 7,505,109 as of October 31, 2009

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INIFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30	December 31
	2009	2008
ASSETS
Cash and demand deposits due from banks	$21,910	$23,554
Trading securities	15,459	21,775
Available-for-sale securities (amortized cost of $247,017 in 2009; $248,741 in 2008)	251,138	246,455
Mortgage loans available for sale	929	898
Loans
Agricultural	67,877	58,003
Commercial	334,616	324,806
Installment	33,051	33,179
Residential real estate mortgage	290,031	319,397

Total loans	725,575	735,385
Less allowance for loan losses	12,627	11,982

Net loans	712,948	723,403
Accrued interest receivable	6,574	6,322
Premises and equipment	23,661	23,231
Corporate-owned life insurance policies	16,606	16,152
Acquisition intangibles and goodwill, net	47,518	47,804
Equity securities without readily determinable fair values	17,808	17,345
Other assets	10,559	12,324

TOTAL ASSETS	$1,125,110	$1,139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$91,570	$97,546
NOW accounts	114,067	113,973
Certificates of deposit and other savings	414,718	422,689
Certificates of deposit over $100,000	171,724	141,422

Total deposits	792,079	775,630
Borrowed funds ($17,969 carried at fair value in 2009; $23,130 in 2008)	183,241	222,350
Accrued interest and other liabilities	7,410	6,807

Total liabilities	982,730	1,004,787
Shareholders’ Equity
Common stock — no par value 15,000,000 shares authorized; outstanding —7,505,109 (including 26,458 shares to be issued) in 2009 and 7,518,856 (including 5,248 shares to be issued) in 2008	132,923	133,602
Shares to be issued for deferred compensation obligations	4,382	4,015
Retained earnings	5,296	2,428
Accumulated other comprehensive loss	(221)	(5,569)

Total shareholders’ equity	142,380	134,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,125,110	$1,139,263

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
			issued for		Accumulated
	Common		deferred		Other
	Stock Shares	Common	compensation	Retained	Comprehensive
	Outstanding	Stock	obligations	Earnings	Loss	Totals
Balances, January 1, 2008	6,364,120	$112,547	$3,772	$7,027	$(266)	$123,080
Cumulative effect to apply EITF 06-4, net of tax	—	—	—	(1,571)	—	(1,571)
Comprehensive income	—	—	—	6,142	(2,568)	3,574
Common stock dividends (10%)	687,599	30,254	—	(30,254)	—	—
Regulatory capital transfer	—	(28,000)	—	28,000	—	—
Bank acquisition	514,809	22,652	—	—	—	22,652
Issuance of common stock	36,580	1,612	—	—	—	1,612
Common stock issued for deferred compensation obligations	27,004	360	(360)	—	—	—
Share-based payment awards under equity compensation plan	—	—	321	—	—	321
Common stock repurchased pursuant to publically announced repurchase plan	(148,336)	(6,440)	—	—	—	(6,440)
Cash dividends ($0.36 per share)	—	—	—	(2,708)	—	(2,708)

Balances, September 30, 2008	7,481,776	$132,985	$3,733	$6,636	$(2,834)	$140,520

Balances, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	5,727	5,348	11,075
Issuance of common stock	70,683	1,582	—	—	—	1,582
Common stock issued for deferred compensation obligations	10,067	274	(144)	—	—	130
Share-based payment awards under equity compensation plan	—	—	511	—	—	511
Common stock purchased for deferred compensation obligations	—	(646)	—	—	—	(646)
Common stock repurchased pursuant to publically announced repurchase plan	(94,497)	(1,889)	—	—	—	(1,889)
Cash dividends ($0.38 per share)	—	—	—	(2,859)	—	(2,859)

Balances, September 30, 2009	7,505,109	$132,923	$4,382	$5,296	$(221)	$142,380

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Interest Income
Loans, including fees	$11,968	$12,566	$35,884	$37,511
Investment securities
Taxable	1,112	1,288	3,482	4,023
Nontaxable	1,153	1,161	3,495	3,466
Trading account securities	158	221	543	856
Federal funds sold and other	125	165	290	430

Total interest income	14,516	15,401	43,694	46,286
Interest Expense
Deposits	3,372	4,773	10,464	15,720
Borrowings	1,556	1,536	4,718	4,050

Total interest expense	4,928	6,309	15,182	19,770

Net interest income	9,588	9,092	28,512	26,516
Provision for loan losses	1,542	975	4,549	3,775

Net interest income after provision for loan losses	8,046	8,117	23,963	22,741
Noninterest Income
Service charges and fees	1,907	1,747	5,321	4,870
Gain on sale of mortgage loans	240	38	768	195
Net gain (loss) on trading securities	112	20	142	(22)
Net (loss) gain on borrowings measured at fair value	(55)	182	161	304
Gain on sale of investment securities	—	—	648	15
Title insurance revenue	—	—	—	234
Other	362	390	1,014	1,076

Total noninterest income	2,566	2,377	8,054	6,672
Noninterest Expenses
Compensation and benefits	4,440	4,156	13,836	12,693
Occupancy	554	512	1,631	1,533
Furniture and equipment	1,071	959	3,100	2,829
FDIC insurance premiums	110	76	1,410	161
Other	1,820	1,727	5,530	5,111

Total noninterest expenses	7,995	7,430	25,507	22,327
Income before federal income tax expense	2,617	3,064	6,510	7,086
Federal income tax expense	420	540	783	944

NET INCOME	$2,197	$2,524	$5,727	$6,142

Earnings per share
Basic	$0.29	$0.34	$0.76	$0.82

Diluted	$0.28	$0.33	$0.74	$0.80

Cash dividends per basic share	$0.13	$0.12	$0.38	$0.36

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net Income	$2,197	$2,524	$5,727	$6,142

Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	7,673	(2,299)	7,055	(3,877)
Reclassification adjustment for net realized gains included in net income	—	(15)	(648)	(15)

Net unrealized gains (losses)	7,673	(2,314)	6,407	(3,892)
Tax effect	(2,066)	787	(1,059)	1,324

Other comprehensive income (loss)	5,607	(1,527)	5,348	(2,568)

Comprehensive income	$7,804	$997	$11,075	$3,574

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income	$5,727	$6,142
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	4,549	3,775
Provision for foreclosed asset losses	54	8
Depreciation	1,752	1,608
Amortization and impairment of mortgage servicing rights	489	167
Amortization of acquisition intangibles	286	316
Net amortization of available-for-sale investment securities	534	228
Realized gain on sale of available-for-sale investment securities	(648)	(15)
Unrealized (gains) losses on trading securities	(142)	22
Unrealized gains on borrowings measured at fair value	(161)	(304)
Increase in cash value of corporate owned life insurance policies	(454)	(385)
Share-based payment awards under equity compensation plan	511	321
Deferred income tax benefit	—	(212)
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	6,458	7,393
Mortgage loans available for sale	(31)	1,508
Accrued interest receivable	(252)	(338)
Other assets	(1,996)	(1,555)
Escrow funds payable	—	(46)
Accrued interest and other liabilities	603	(1,459)

Net Cash Provided By Operating Activities	17,279	17,174
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	109,779	51,346
Purchases	(107,941)	(67,138)
Loan principal collections (originations), net	4,157	(34,715)
Proceeds from sales of foreclosed assets	3,445	1,680
Purchases of premises and equipment	(2,182)	(1,372)
Bank acquisition, net of cash acquired	—	(9,465)
Cash contributed to title company joint venture formation	—	(4,542)
Purchase of corporate owned life insurance policies	—	(1,250)

Net Cash Provided By (Used In) Investing Activities	7,258	(65,456)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	16,449	(4,536)
Net (decrease) increase in other borrowed funds	(38,948)	58,602
Cash dividends paid on common stock	(2,859)	(2,708)
Proceeds from issuance of common stock	1,438	1,612
Common stock repurchased	(1,615)	(6,440)
Common stock purchased for deferred compensation obligations	(646)	—

Net Cash (Used In) Provided By Financing Activities	(26,181)	46,530

DECREASE IN CASH AND CASH EQUIVALENTS	(1,644)	(1,752)
Cash and cash equivalents at beginning of period	23,554	25,583

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,910	$23,831

Supplemental cash flows information:
Interest paid	$15,350	$19,721
Transfer of loans to foreclosed assets	1,749	2,475
See notes to interim condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2008.
In preparing these interim condensed consolidated financial statements we have evaluated, for potential recognition or disclosure events or transactions subsequent to the end of the most recent quarterly period through November 4, 2009, the issuance date of these interim condensed consolidated financial statements.
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

NOTE 2 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted—average number of common shares outstanding during the period, which includes shares held in the Rabbi Trust controlled by the Corporation. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. In accordance with FASB ASC Topic 260, Earnings Per Share, the Corporation’s obligations to issue shares of stock to participants in its Deferred Directors fee plan have been treated as outstanding shares of common stock in the diluted earnings per share calculation. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director fee plan.
Earnings per common share have been computed based on the following amounts:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Average number of common shares outstanding for basic calculation*	7,507,964	7,477,290	7,514,617	7,492,152
Potential effect of shares in the Deferred Director fee plan*	204,746	184,667	199,201	183,891

Average number of common shares outstanding used to calculate diluted earnings per common share	7,712,710	7,661,957	7,713,818	7,676,043

Net income	$2,197	$2,524	$5,727	$6,142

Earnings per share
Basic	$0.29	$0.34	$0.76	$0.82

Diluted	$0.28	$0.33	$0.74	$0.80

*	As adjusted for the 10% stock dividend paid February 29, 2008
NOTE 3 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. As of September 30, 2009 and 2008 and each of the three and nine month periods then ended, retail banking operations represented more than 90 percent of the Corporation’s total assets and operating results. As such, no segment reporting is presented.
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
The components of net periodic benefit cost (income) for the three and nine month periods ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008

Net periodic benefit cost (income)
Interest cost on projected benefit obligation	$126	$125	$378	$377
Expected return on plan assets	(131)	(165)	(393)	(495)
Amortization of unrecognized actuarial net loss	43	1	128	3

Net periodic benefit cost (income)	$38	$(39)	$113	$(115)

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
Fair Value Hierarchy
Under FASB ASC Topic 820, the Corporation groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The Corporation has invested $11,000 in auction rate preferred stock investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to the continuing uncertainty in credit markets, these investments are illiquid. Due to the illiquidity of these securities, these assets were reclassified as Level 3 during the third quarter of 2008. The fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of September 30, 2009. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s ability to hold such securities until credit markets improve.
The table below represents the activity in investment securities available for sale measured with Level 3 inputs measured on a recurring basis for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008

Level 3 inputs at beginning of period	$22,881	$14,178	$19,391	$12,694
Purchases	95	—	3,395	2,379
Maturities	(423)	(434)	(1,291)	(1,159)
Transfers of securities into Level 3 due to changes in the observability of significant inputs (illiquid markets)	—	11,000	—	11,000
Net unrealized gains (losses)	1,749	(583)	2,807	(753)

Level 3 inputs — September 30	$24,302	$24,161	$24,302	$24,161

The tables below present the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2009			December 31, 2008
Description	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring Items
Trading securities	$15,459	$15,459	$—	$21,775	$21,775	$—
Available-for-sale investment securities	251,138	226,836	24,302	246,455	227,064	19,391
Mortgage loans available for sale	929	929	—	898	898	—
Borrowed funds	17,969	17,969	—	23,130	23,130	—
Nonrecurring Items
Impaired loans	12,273	—	12,273	10,014	—	10,014
Mortgage servicing rights	2,684	2,684	—	2,105	2,105	—
Foreclosed assets	1,173	1,173	—	2,923	2,923	—

	$301,625	$265,050	$36,575	$307,300	$277,895	$29,405

Percent of assets and liabilities measured at fair value		87.87%	12.13%		90.43%	9.57%

In certain previous Form 10-Q and Form 10-K filings the Corporation disclosed that a portion of trading securities, available-for-sale investment securities and other borrowed funds were measured at Level 1. The Corporation recently determined that documentation provided to the Corporation by its third party securities pricing vendor more closely reflects a Level 2 categorization than Level 1 as previously reported. No significant measurement methodology changes have been made by the Corporation’s securities pricing vendor. As a result, $10,175 of trading securities, $89,507 of available-for-sale investment securities and $23,130 of other borrowed funds were reclassified from Level 1 to Level 2 classification for December 31, 2008.
The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which impairment was recognized in the three and nine month periods ended September 30, 2009 and 2008, are summarized as follows:

	Three Months Ended September 30
	2009			2008
	Trading	Other		Trading	Other
	Gains and	Gains and		Gains and	Gains and
Description	(Losses)	(Losses)	Total	(Losses)	(Losses)	Total
Recurring Items
Trading securities	$112	$—	$112	$20	$—	$20
Other borrowed funds	—	(55)	(55)	—	182	182
Nonrecurring Items
Mortgage servicing rights	—	107	107	—	8	8
Foreclosed assets	—	(20)	(20)	—	—	—

Total	$112	$32	$144	$20	$190	$210

	Nine Months Ended September 30
	2009			2008
	Trading	Other		Trading	Other
	Gains and	Gains and		Gains and	Gains and
Description	(Losses)	(Losses)	Total	(Losses)	(Losses)	Total
Recurring Items
Trading securities	$142	$—	$142	$(22)	$—	$(22)
Borrowed funds	—	161	161	—	304	304
Nonrecurring Items
Mortgage servicing rights	—	99	99	—	8	8
Foreclosed assets	—	(54)	(54)	—	(8)	(8)

Total	$142	$206	$348	$(22)	$304	$282

The activity in the trading portfolio of investment securities was as follows for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Purchases	$—	$—	$—	$9,052
Sales, calls, and maturities	(764)	(2,484)	(6,458)	(11,466)

Total	$(764)	$(2,484)	$(6,458)	$(2,414)

During the second quarter of 2009, a $5,001 borrowing carried at fair value matured. There were no other changes in borrowings carried in fair value during the first nine months of 2009 or 2008, other than recurring fair value adjustments.
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
Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are unavailable, fair values are based on quoted market prices of comparable instruments or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. See Note 5 for further information.
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
Deposit liabilities: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow calculations that apply interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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

The following sets forth the estimated fair value and recorded carrying values of the Corporation’s financial instruments as of September 30:

	2009
	Estimated	Carrying
	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$21,910	$21,910
Trading securities	15,459	15,459
Investment securities available for sale	251,138	251,138
Mortgage loans available for sale	940	929
Net loans	719,097	712,948
Accrued interest receivable	6,574	6,574
Mortgage servicing rights	2,684	2,684

LIABILITIES
Deposits with no stated maturities	382,426	382,426
Deposits with stated maturities	394,865	409,653
Borrowed funds	186,284	183,241
Accrued interest payable	1,166	1,166
NOTE 7 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Income taxes at 34% statutory rate	$890	$1,042	$2,213	$2,409
Effect of nontaxable income	(478)	(508)	(1,458)	(1,492)
Effect of nondeductible expenses	8	6	28	27

Federal income tax expense	$420	$540	$783	$944

Included in other comprehensive income for the three and nine month periods ended September 30, 2009 are unrealized gains of $1,594 and $3,290, respectively, related to auction rate preferred stock investment securities. For federal income tax purposes, these securities are considered equity investments for which no federal deferred income taxes are expected or recorded.

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS
On July 1, 2009, the Financial Accounting Standards Board (FASB) completed the FASB Accounting Standards Codification, “The FASB Codification"(ASC), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC Topic 105 reorganized the authoritative literature comprising GAAP into a topical format. ASC is now the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental entities. ASC is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and, therefore, did not impact the Corporation’s financial statements. However, since it completely supersedes existing standards, it affected the way we reference authoritative accounting pronouncements in our financial statements and other disclosure documents. Specifically, all references in this report to new or pending financial reporting standards use the ASC Topic number.
FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.
FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009 and did not have a significant impact on the Corporation’s financial statements.
Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,“Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Corporation adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s financial statements.
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Corporation’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Corporation’s financial statements.
FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,“Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 6 — Fair Values of Financial Instruments.
FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Corporation’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Corporation’s financial statements.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Corporation’s financial statements.

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
CRITICAL ACCOUNTING POLICIES: A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2008. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, goodwill, acquisition intangibles, and the determination of the fair value of investment securities to be its most critical accounting policies.
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see Provision for Loan Losses and Allowance for Loan Losses in the Corporation’s 2008 Annual Report and herein.
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

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three and nine month periods ended September 30, 2009 and 2008. Return on average assets measures the ability of the Corporation to profitably and efficiently employ its resources. Return on average equity indicates how effectively the Corporation is able to generate earnings on shareholder invested capital.
     SUMMARY OF SELECTED FINANCIAL DATA

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
INCOME STATEMENT DATA
Net interest income	$9,588	$9,092	$28,512	$26,516
Provision for loan losses	1,542	975	4,549	3,775
Net income	2,197	2,524	5,727	6,142
PER SHARE DATA
Earnings per share:
Basic	$0.29	$0.34	$0.76	$0.82
Diluted	0.28	0.33	0.74	0.80
Cash dividends per common share	0.13	0.12	0.38	0.36
Book value (at end of period)	18.97	18.78	18.97	18.78
RATIOS
Average primary capital to average assets	13.37%	13.29%	13.25%	13.71%
Net income to average assets (annualized)	0.78	0.90	0.68	0.74
Net income to average equity (annualized)	6.30	7.14	5.50	5.69
Net income to average tangible equity (annualized)	9.55	10.81	8.37	8.60
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for Isabella Bank Corporation. Interest income includes loan fees of $529 and $1,517 for the three and nine month periods ended September 30, 2009, respectively, as compared to $428 and $1,390 during the same periods in 2008. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
          (Continued on page 21)

AVERAGE BALANCES, INTEREST RATE, AND NET INTEREST INCOME
The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% tax rate. Non accruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank restricted equity holdings are included in other.
Results for the three month periods ended September 30, 2009 and September 30, 2008 are as follows:

	Three Months Ended
	September 30, 2009			September 30, 2008
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$724,927	$11,968	6.60%	$723,038	$12,566	6.95%
Taxable investment securities	113,938	1,112	3.90%	105,163	1,288	4.90%
Nontaxable investment securities	120,709	1,792	5.94%	121,231	1,805	5.96%
Trading account securities	15,948	202	5.07%	24,095	271	4.50%
Federal funds sold	—	—	—	11,863	55	1.85%
Other	35,475	125	1.41%	18,377	110	2.39%

Total earning assets	1,010,997	15,199	6.01%	1,003,767	16,095	6.41%

NON EARNING ASSETS:
Allowance for loan losses	(12,254)			(8,512)
Cash and due from banks	15,512			19,330
Premises and equipment	23,794			22,390
Accrued income and other assets	84,063			82,743

Total assets	$1,122,112			$1,119,718

INTEREST BEARING LIABILITIES:
Interest-bearing demand deposits	$117,128	29	0.10%	$111,346	171	0.61%
Savings deposits	178,131	138	0.31%	219,103	614	1.12%
Time deposits	402,441	3,205	3.19%	391,037	3,988	4.08%
Borrowed funds	184,610	1,556	3.37%	151,331	1,536	4.06%

Total interest bearing liabilities	882,310	4,928	2.23%	872,817	6,309	2.89%

NONINTEREST BEARING LIABILITIES:
Demand deposits	92,634			99,220
Other	7,719			6,286
Shareholders’ equity	139,449			141,395

Total liabilities and equity	$1,122,112			$1,119,718

Net interest income (FTE)		$10,271			$9,786

Net yield on interest earning assets (FTE)			4.06%			3.90%

Results for the nine month periods ended September 30, 2009 and September 30, 2008 are as follows:

	Nine Months Ended
	September 30, 2009			September 30, 2008
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS:
Loans	$725,931	$35,884	6.59%	$711,371	$37,511	7.03%
Taxable investment securities	114,573	3,482	4.05%	104,620	4,023	5.13%
Nontaxable investment securities	121,637	5,433	5.96%	120,644	5,389	5.96%
Trading account securities	18,145	680	5.00%	27,762	1,019	4.89%
Federal funds sold	1,123	1	0.12%	6,420	110	2.28%
Other	27,708	289	1.39%	16,457	320	2.59%

Total earning assets	1,009,117	45,769	6.05%	987,274	48,372	6.53%
NON EARNING ASSETS:
Allowance for loan losses	(12,173)			(8,616)
Cash and due from banks	19,044			19,054
Premises and equipment	23,774			22,910
Accrued income and other assets	86,805			83,921

Total assets	$1,126,567			$1,104,543

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits	$117,816	92	0.10%	$116,332	728	0.83%
Savings deposits	179,519	336	0.25%	216,082	2,096	1.29%
Time deposits	393,520	10,036	3.40%	396,913	12,896	4.33%
Borrowed funds	196,451	4,718	3.20%	129,816	4,050	4.16%

Total interest bearing liabilities	887,306	15,182	2.28%	859,143	19,770	3.07%
NONINTEREST BEARING LIABILITIES:
Demand deposits	93,318			94,655
Other	7,216			6,717
Shareholders’ equity	138,727			144,028

Total liabilities and equity	$1,126,567			$1,104,543

Net interest income (FTE)		$30,587			$28,602

Net yield on interest earning assets (FTE)			4.04%			3.86%

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

	Three Months Ended			Nine Months Ended
	September 30, 2009 compared to			September 30, 2009 compared to
	September 30, 2008			September 30, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

CHANGES IN INTEREST INCOME:
Loans	$33	$(631)	$(598)	$756	$(2,383)	$(1,627)
Taxable investment securities	101	(277)	(176)	358	(899)	(541)
Nontaxable investment securities	(8)	(5)	(13)	44	—	44
Trading account securities	(100)	31	(69)	(360)	21	(339)
Federal funds sold	(27)	(28)	(55)	(51)	(58)	(109)
Other	73	(58)	15	158	(189)	(31)

Total changes in interest income	72	(968)	(896)	905	(3,508)	(2,603)

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	8	(150)	(142)	9	(645)	(636)
Savings deposits	(98)	(378)	(476)	(305)	(1,455)	(1,760)
Time deposits	113	(896)	(783)	(109)	(2,751)	(2,860)
Borrowed funds	305	(285)	20	1,748	(1,080)	668

Total changes in interest expense	328	(1,709)	(1,381)	1,343	(5,931)	(4,588)

Net change in interest margin (FTE)	$(256)	$741	$485	$(438)	$2,423	$1,985

Interest rates paid on interest bearing liabilities decreased faster than those earned on interest earning assets, resulting in a 0.16% and 0.18% increase in net interest margins on a tax equivalent basis when the three and nine month periods ended September 30, 2009 are compared to the same periods in 2008, respectively. The Corporation anticipates that net interest margin yield will decline during the remainder of 2009 and 2010 due to the followings factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate during the fourth quarter of 2009. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities with call dates in the next three months will most likely be called and the Corporation will be reinvesting those proceeds at significantly lower rates.

•	Long term residential mortgage rates continue to be at historically low levels. This rate environment has led to strong consumer demand for fixed rate mortgage products which are sold to the secondary market. As a result of the majority of loans being sold to the secondary market, there has been a significant decline in three and five year balloon mortgages, which are held on the Corporation’s balance sheet. As these balloon mortgages have paid off, the proceeds from these loans have been reinvested at lower interest rates, which have, and will continue to, adversely impact interest income.

•	The Corporation anticipates growing the balance sheet through the acquisition of investment securities in the fourth quarter of 2009. These investments will be funded through deposit growth and wholesale borrowings. The net interest margin generated by the purchase of these investments is anticipated to be less than 2.0%, but will provide additional net interest income.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Total loans outstanding represent 64.5% of the Corporation’s total assets and is the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential future losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the nine month periods ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30
	2009	2008
Allowance for loan losses — January 1	$11,982	$7,301
Allowance of acquired bank	—	822
Loans charged off
Commercial and agricultural	2,555	1,090
Real estate mortgage	1,912	1,905
Consumer	637	581

Total loans charged off	5,104	3,576
Recoveries
Commercial and agricultural	451	102
Real estate mortgage	436	165
Consumer	313	208

Total recoveries	1,200	475

Net loans charged off	3,904	3,101
Provision charged to income	4,549	3,775

Allowance for loan losses — September 30	$12,627	$8,797

Year to date average loans outstanding	$725,931	$711,371

Net loans charged off to average loans outstanding	0.54%	0.44%

Total amount of loans outstanding	$725,575	$730,863

Allowance for loan losses as a % of loans	1.74%	1.20%

Due to the combination of increases in the net loans charged off to average loans, increases in nonperforming loans as a percentage of total loans, and the declines in the credit quality of the loan portfolio, the Corporation significantly increased the provision charged to income in the second half of 2008 throughout 2009. This additional provision increased the allowance for loan losses as a percentage of loans to 1.63% as of December 31, 2008 and 1.74% as of September 30, 2009.
The Corporation has also experienced an increase in foreclosed loans and an increase in loans charged off due mainly to the downturn in the residential real estate mortgage market. Of the $2,555 of total commercial and agricultural loans charged off in the nine month period ended September 30, 2009, $1,125 related to one loan, of which $1,000 was a specific impairment allocation as of December 31, 2008.
The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by the Federal Government, the media, banking regulators, and industry trade groups. Based on information provided by The Mortgage Bankers Association, a substantial portion of the nationwide increase in both past dues and foreclosures are related to option adjustable rate mortgages and Alternative-A sub-prime mortgage products. While the Corporation has not originated or held alternative mortgage loan products, the difficulties experienced in these markets have adversely impacted the entire market, and thus the overall credit quality of the Corporation’s residential mortgage portfolio. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in a increase in residential mortgage loans in foreclosure and possibly the inventory of unsold homes. The combination of all of these factors is expected to further reduce average home values and thus homeowner’s equity on a national level.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub prime, nor has it originated adjustable rate mortgages or financed loans for more than 80% of market value unless insured by private third party insurance.
Based on management’s analysis, the allowance for loan losses of $12,627 is considered adequate as of September 30, 2009. Management will continue to closely monitor its overall credit quality during 2009 to ensure that the allowance for loan losses remains adequate.
NONPERFORMING ASSETS

	September 30	December 31
	2009	2008	Change
Nonaccrual loans	$8,288	$11,175	$(2,887)
Accruing loans past due 90 days or more	1,471	1,251	220

Total nonperforming loans	9,759	12,426	(2,667)
Other real estate owned (OREO)	1,139	2,770	(1,631)
Repossessed assets	34	153	(119)

Total nonperforming assets	$10,932	$15,349	$(4,417)

Nonperforming loans as a % of total loans	1.35%	1.69%	-0.34%

Nonperforming assets as a % of total assets	0.97%	1.35%	-0.38%

RESTRUCTURED LOANS

	September 30	December 31
	2009	2008	Change
Complying with modified terms	$2,694	$2,565	$129
Nonaccrual	1,619	1,985	(366)

Total restructured loans	$4,313	$4,550	$(237)

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
Since December 31, 2008, the Corporation’s nonperforming loans have declined by $2,667. Of this decline, $1,125 is related to the charge down of one specific loan as noted above. The remainder of the decline is related to loans being removed from nonaccrual status as a result of improvements in creditworthiness and loans being paid off. Despite the decline in restructured loans from December 31, 2008, restructured loans remain at historically high levels as of September 30, 2009. The majority of the restructured loans are the result of the Corporation working with borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure.
Of the $1,631 decline in other real estate owned, $670 related to the sale of one property. Management has evaluated the properties held as other real estate owned and has adjusted the carrying value of each property to the lower of the carrying amount or fair value less costs to sell, as necessary. Management anticipates the balance of OREO to remain at historically high levels for the remainder of 2009 and into 2010.
Management has devoted considerable attention to identifying loans for which inherent losses are probable and adjusting the value of these loans to their current net realizable values. To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. A continued decline in residential real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.

As of September 30, 2009, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation’s liquidity, capital, or operations.
As a result of the new State of Michigan foreclosure laws, which went into effect on July 5, 2009, the time required to complete a residential mortgage foreclosure is expected to increase. Despite the increased timeline to complete the foreclosure process, the new law did not have a significant impact on the Corporation’s ability to initiate and complete foreclose proceedings.
NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2009	2008	$	%
Service charges and fee income
NSF and overdraft fees	$846	$932	$(86)	-9.2%
Trust fees	196	240	(44)	-18.3%
Freddie Mac servicing fee	190	157	33	21.0%
ATM and debit card fees	313	283	30	10.6%
Service charges on deposit accounts	88	95	(7)	-7.4%
Net OMSR income	249	8	241	N/M
All other	25	32	(7)	-21.9%

Total service charges and fees	1,907	1,747	160	9.2%
Gain on sale of mortgage loans	240	38	202	531.6%
Net gain on trading securities	112	20	92	460.0%
Net (loss) gain on borrowings measured at fair value	(55)	182	(237)	-130.2%
Other
Earnings on corporate owned life insurance policies	141	224	(83)	-37.1%
Brokerage and advisory fees	141	123	18	14.6%
All other	80	43	37	86.0%

Total other	362	390	(28)	-7.2%

Total noninterest income	$2,566	$2,377	$189	8.0%

	Nine Months Ended September 30
			Change
	2009	2008	$	%
Service charges and fee income
NSF and overdraft fees	$2,370	$2,540	$(170)	-6.7%
Trust fees	605	685	(80)	-11.7%
Freddie Mac servicing fee	532	470	62	13.2%
ATM and debit card fees	892	761	131	17.2%
Service charges on deposit accounts	256	280	(24)	-8.6%
Net OMSR income	579	26	553	N/M
All other	87	108	(21)	-19.4%

Total service charges and fees	5,321	4,870	451	9.3%
Gain on sale of mortgage loans	768	195	573	293.8%
Net gain (loss) on trading securities	142	(22)	164	N/M
Net gain on borrowings measured at fair value	161	304	(143)	-47.0%
Gain on sale of available for sale investment securities	648	15	633	N/M
Title insurance revenue	—	234	(234)	-100.0%
Other
Earnings on corporate owned life insurance policies	465	445	20	4.5%
Brokerage and advisory fees	380	382	(2)	-0.5%
All other	169	249	(80)	-32.1%

Total other	1,014	1,076	(62)	-5.8%

Total noninterest income	$8,054	$6,672	$1,382	20.7%

Management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been declining over the past two years. This decline is a result of customers more closely managing their deposit accounts to avoid paying overdraft fees. Management does not expect significant changes to its deposit fee structure throughout the remainder of 2009.
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
As a result of lower than normal residential mortgage rates, the Corporation has experienced increases in Federal Home Loan Corporation (“Freddie Mac”) servicing fees, net originated mortgage servicing rights (OMSR), and gains from the sale of mortgage loans to the secondary market. The Corporation’s servicing portfolio has increased by $50,156 since December 31, 2008. The increase in Freddie Mac servicing fees is a direct result of the increase in the volume of loans the Corporation services as the Corporation is paid 0.25% per year for each dollar of loans serviced. This increase in loans serviced, as well as recent increases in residential mortgage rates, has led to the increase in net OMSR income. As refinancing activity is expected to decline, the Corporation anticipates net OMSR income to decline throughout the remainder of the year. The Corporation anticipates that gains from the sale of mortgage loans will decline in the last quarter of 2009.
The overall impact of net gains (losses) on trading securities and the net gain on borrowings measured at fair value was essentially unchanged when the nine month period ended September 30, 2009 is compared to the same period in 2008. Fluctuations in the gains and losses related to these balances are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.
Title insurance fees have decreased as a result of a joint venture between IBT Title and Insurance Agency and Corporate Title which was formed on March 1, 2008 (see Note 1 of Notes to Interim Condensed Consolidated Financial Statements).

The decline in the earnings on corporate owned life insurance policies when the third quarter of 2009 is compared to the same period in 2008 is due to the fact that the Corporation received $60 in death benefits in the third quarter of 2008.
The current interest rate environment has created opportunities for the Corporation to take advantage of several selling opportunities from its available for sale investment portfolio which resulted in gains on the sales of these securities of $648 in the nine month period ended September 30, 2009.
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
Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2009	2008	$	%
Compensation and benefits
Leased employee salaries	$3,203	$3,025	$178	5.9%
Leased employee benefits	1,166	1,071	95	8.9%
All other	71	60	11	18.3%

Total compensation and benefits	4,440	4,156	284	6.8%

Occupancy
Depreciation	138	126	12	9.5%
Outside services	106	119	(13)	-10.9%
Property taxes	117	104	13	12.5%
Utilities	97	96	1	1.0%
Building repairs	80	56	24	42.9%
All other	16	11	5	45.5%

Total occupancy	554	512	42	8.2%

Furniture and equipment
Depreciation	448	419	29	6.9%
Computer / service contracts	432	366	66	18.0%
ATM and debit card expenses	169	161	8	5.0%
All other	22	13	9	69.2%

Total furniture and equipment	1,071	959	112	11.7%

FDIC insurance premiums	110	76	34	44.7%

Other
Audit and SOX compliance fees	94	84	10	11.9%
Marketing and community relations	336	179	157	87.7%
Directors fees	213	221	(8)	-3.6%
Printing and supplies	110	191	(81)	-42.4%
Education and travel	79	109	(30)	-27.5%
Postage and freight	132	145	(13)	-9.0%
Legal	81	94	(13)	-13.8%
Amortization of deposit premium	95	105	(10)	-9.5%
Foreclosed assets	79	88	(9)	-10.2%
Collection	70	50	20	40.0%
Brokerage and advisory	38	38	—	0.0%
Consulting	72	81	(9)	-11.1%
All other	421	342	79	23.1%

Total other	1,820	1,727	93	5.4%

Total noninterest expenses	$7,995	$7,430	$565	7.6%

	Nine Months Ended September 30
			Change
	2009	2008	$	%
Compensation and benefits
Leased employee salaries	$9,782	$9,178	$604	6.6%
Leased employee benefits	3,822	3,330	492	14.8%
All other	232	185	47	25.4%

Total compensation and benefits	13,836	12,693	1,143	9.0%

Occupancy
Depreciation	404	378	26	6.9%
Outside services	318	358	(40)	-11.2%
Property taxes	349	335	14	4.2%
Utilities	305	286	19	6.6%
Building repairs	205	133	72	54.1%
All other	50	43	7	16.3%

Total occupancy	1,631	1,533	98	6.4%

Furniture and equipment
Depreciation	1,348	1,230	118	9.6%
Computer / service contracts	1,213	1,127	86	7.6%
ATM and debit card expenses	474	418	56	13.4%
All other	65	54	11	20.4%

Total furniture and equipment	3,100	2,829	271	9.6%

FDIC insurance premiums	1,410	161	1,249	N/M

Other
Audit and SOX compliance fees	347	323	24	7.4%
Marketing and community relations	746	686	60	8.7%
Directors fees	671	670	1	0.1%
Printing and supplies	416	416	—	0.0%
Education and travel	231	319	(88)	-27.6%
Postage and freight	374	387	(13)	-3.4%
Legal	291	285	6	2.1%
Amortization of deposit premium	286	316	(30)	-9.5%
Foreclosed assets	362	145	217	149.7%
Collection	214	103	111	107.8%
Brokerage and advisory	136	148	(12)	-8.1%
Consulting	167	213	(46)	-21.6%
All other	1,289	1,100	189	17.2%

Total other	5,530	5,111	419	8.2%

Total noninterest expenses	$25,507	$22,327	$3,180	14.2%

Leased employee salaries expenses have increased due to annual merit increases and the continued growth of the Corporation as well as overtime due to the increased volume of mortgage refinancing noted earlier. The increases in leased employee benefits expenses are principally the result of continued increases in health care costs.
The increase in building repairs during the third quarter can be attributed to standard upkeep done to various branches throughout the year.
The increases in ATM and debit card expenses charged by third parties are primarily the result of the increased usage of debit cards by the Bank’s customers. These expenses are expected to continue to increase as the usage of debit cards increases.
FDIC insurance premium expense has increased primarily as a result of increases in the premium rates charged by the Federal Deposit Insurance Corporation. This expense also includes a one time assessment of $479, which was paid in September 2009. The Corporation is not anticipating any further special assessments to be paid in 2009.

In April 2008, the Corporation unveiled a new brand for both Isabella Bank (the “Bank”) and Isabella Bank Corporation. As a result of the development of this brand and the corresponding marketing campaign, the Corporation incurred some significant nonrecurring marketing expenses during the first nine months of 2008. During the third quarter of 2009 the Corporation’s community relations expenses increased as a result of an anticipated contribution of $100 to a foundation sponsored by the Bank. Management anticipates that marketing expenses will remain at current levels for the remainder of 2009.
The Corporation places a strong emphasis on customer service. In 2008, the Corporation offered sales training to its employees. This program was designed as sales and service development for its participants.
As a result of increases in delinquencies and foreclosures, the Corporation has experienced significant increases in legal expenses, foreclosed asset expenses, and collection expenses. These expenses are expected to continue at current levels throughout the remainder of 2009 as management anticipates that delinquency rates and foreclosures will remain historically high.
During the first three months of 2008, the Corporation incurred consulting fees related to the formation of the joint venture between IBT Title and Insurance Agency and Corporate Title on March 1, 2008 (see Note 1 of Notes to Interim Condensed Consolidated Financial Statements). Consulting expenses are expected to approximate current levels for the remainder of the year.
The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	September 30	December 31
	2009	2008	$ Change	% Change
ASSETS
Cash and cash equivalents	$21,910	$23,554	$(1,644)	-6.98%
Trading securities	15,459	21,775	(6,316)	-29.01%
Available-for-sale securities	251,138	246,455	4,683	1.90%
Mortgage loans available for sale	929	898	31	3.45%
Loans	725,575	735,385	(9,810)	-1.33%
Allowance for loan losses	(12,627)	(11,982)	(645)	5.38%
Premises and equipment	23,661	23,231	430	1.85%
Acquisition intangibles and goodwill, net	47,518	47,804	(286)	-0.60%
Equity securities without readily determinable fair values	17,808	17,345	463	2.67%
Other assets	33,739	34,798	(1,059)	-3.04%

TOTAL ASSETS	$1,125,110	$1,139,263	$(14,153)	-1.24%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$792,079	$775,630	$16,449	2.12%
Borrowed funds	183,241	222,350	(39,109)	-17.59%
Accrued interest and other liabilities	7,410	6,807	603	8.86%

Total liabilities	982,730	1,004,787	(22,057)	-2.20%
Shareholders’ equity	142,380	134,476	7,904	5.88%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,125,110	$1,139,263	$(14,153)	-1.24%

The current rate environment has increased residential mortgage refinancing activity, which has led to increases in inventories of loans to be sold to the secondary market. This refinancing activity has, however, led to a decline in the residential real estate portfolio as customers who have traditionally utilized 3 and 5 year balloon products are refinancing into 15 and 30 year fixed rate loans, which the Corporation typically sells on the secondary market. This activity resulted in an increase of $50,126 in the balance of residential mortgage loans sold to the secondary market since December 31, 2008. The decline in the residential real estate portfolio was partially offset by increases in the Corporation’s commercial and agricultural portfolios. The overall decline in the Corporation’s loan portfolio has allowed the Corporation to reduce its borrowings by $39,109 since year end.

The following table outlines the changes in the loan portfolio:

	September 30	December 31		% Change
	2009	2008	$ Change	(unannualized)
Commercial	$334,616	$324,806	$9,810	3.02%
Agricultural	67,877	58,003	9,874	17.02%
Residential real estate mortgage	290,031	319,397	(29,366)	-9.19%
Installment	33,051	33,179	(128)	-0.39%

	$725,575	$735,385	$(9,810)	-1.33%

The following table outlines the changes in the deposit portfolio:

	September 30	December 31		% Change
	2009	2008	$ Change	(unannualized)
Noninterest bearing demand deposits	$91,570	$97,546	$(5,976)	-6.13%
Interest bearing demand deposits	114,067	113,973	94	0.08%
Savings deposits	176,789	182,523	(5,734)	-3.14%
Certificates of deposit	355,828	340,976	14,852	4.36%
Brokered certificates of deposit	41,500	28,185	13,315	47.24%
Internet certificates of deposit	12,325	12,427	(102)	-0.82%

Total	$792,079	$775,630	$16,449	2.12%

As shown in the preceding table total deposits have grown conservatively since year end. This growth has come in the form of certificates of deposit and brokered certificates of deposit. Of the $14,852 increase in certificates of deposit, $4,045 relates to increases in trust accounts and $3,591 was an increase in public funds. The increase in brokered certificates of deposit is the result of the Corporation purchasing CD’s through the Certificate of Deposit Account Registry Service (CDARS).
Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 70,683 shares or $1,582 of common stock during the first nine months of 2009, as compared to 63,028 shares or $1,610 of common stock during the same period in 2008. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $511 and $321 during the nine month periods ended September 30, 2009 and 2008, respectively.
The Board of Directors has adopted a common stock repurchase plan. This plan was approved to enable the Corporation to repurchase the Corporation’s common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions of share-based payment awards. As of September 30, 2009, the Corporation was authorized to repurchase up to an additional 6,636 shares of common stock. During the first nine months of 2009 and 2008, pursuant to this plan, the Corporation repurchased 94,497 shares of common stock at an average price of $19.99 and 148,336 shares of common stock at an average price of $43.41, respectively. On October 29, 2009, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock.
Accumulated other comprehensive loss decreased $5,348 for the nine month period ended September 30, 2009, net of tax, and is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its bond portfolio and believes that there are no losses that are other than temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.61% as of September 30, 2009.
There are no commitments for significant capital expenditures for the remainder of 2009.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at September 30, 2009:
Percentage of Capital to Risk Adjusted Assets

	Isabella Bank Corporation
	September 30, 2009
	Required	Actual
Equity Capital	4.00%	12.81%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	14.06%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Corporation’s subsidiary Bank. At September 30, 2009, the Bank exceeded these minimum capital requirements. On October 14, 2008, the U.S. Treasury Department (the “Treasury”) announced a Capital Purchase Program and encouraged non troubled financial institutions to participate. Under the Treasury’s proposal, the participating institutions would issue 5.0% senior preferred stock, which the Treasury would buy. The Treasury believes that this program will increase banks’ abilities to lend to consumers, as well as each other. The Corporation has elected not to participate in the program.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity as of September 30, 2009 and December 31, 2008. These categories totaled $279,238 or 24.8% of assets as of September 30, 2009 as compared to $286,764 or 25.2% as of December 31, 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. On a daily basis, liquidity varies significantly, based on customer activity.
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
In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market at the Federal Reserve Bank, the Federal Home Loan Bank, as well as other correspondent banks. The Corporation’s liquidity is considered adequate by the management of the Corporation.
Operating activities provided $17,279 of cash in the first nine months of 2009, as compared to $17,174 during the same period in 2008. The Corporation’s investing activities provided $7,258 of cash in the first nine months of 2009 as compared to using $65,456 of cash during the same period in 2008. This fluctuation was a result of declines in the Corporation’s loan portfolio, and more specifically in the residential mortgage portfolio due to the current interest rate environment, as well as the volume of available-for-sale securities called in 2009 compared to the same period in 2008. Financing activities used $26,181 in cash in the first nine months of 2009 as compared to providing $46,530 of cash in the same period in 2008. This reduction was primarily the result of the Corporation reducing its borrowings during the first nine months of 2009. The accumulated effect of the Corporation’s operating, investing, and financing activities used cash aggregating $1,644 and $1,752 during the nine month periods ended September 30, 2009 and 2008, respectively.

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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $143,859 at September 30, 2009. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. At September 30, 2009, the Corporation had a total of $6,621 in outstanding standby letters of credit.
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
Isabella Bank, a subsidiary of the Corporation, sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Corporation’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of the Corporation. The assets of the Foundation as of September 30, 2009 were $886.
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
The Corporation uses two main techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation’s interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation’s assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates; for residential mortgages the level of sales of used homes; and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation’s cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on historical experience. Time deposits have penalties which discourage early withdrawals. Cash flows may vary based on current offering rates, competition, customer need for deposits, and overall economic activity. The Corporation has reclassified a portion of its investment portfolio and its borrowings into trading accounts. Management believes that these practices help it mitigate the volatility of the current interest rate environment.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of September 30, 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	September 30, 2009							Fair Value
(dollars in thousands)	2010	2011	2012	2013	2014	Thereafter	Total	09/30/09

Rate sensitive assets
Other interest bearing assets	$3,509	$—	$—	$—	$—	$—	$3,509	$3,509
Average interest rates	1.54%	—	—	—	—	—	1.54%
Trading securities	$8,847	$1,930	$2,793	$1,083	$756	$50	$15,459	$15,459
Average interest rates	2.60%	2.01%	2.36%	2.42%	2.75%	4.94%	2.49%
Fixed interest rate securities	$69,825	$33,574	$27,295	$22,174	$15,618	$82,652	$251,138	$251,138
Average interest rates	4.24%	3.66%	3.72%	3.59%	3.50%	3.56%	3.78%
Fixed interest rate loans	$128,988	$109,777	$120,979	$89,704	$76,966	$47,312	$573,726	$579,875
Average interest rates	6.86%	6.87%	6.80%	6.63%	6.46%	6.09%	6.70%
Variable interest rate loans	$67,508	$18,460	$10,723	$18,673	$22,313	$14,172	$151,849	$151,849
Average interest rates	4.93%	4.80%	4.28%	4.42%	4.05%	5.94%	4.77%
Rate sensitive liabilities
Borrowed funds	$64,050	$22,191	$27,000	$15,000	$20,000	$35,000	$183,241	$186,284
Average interest rates	2.17%	4.45%	3.50%	3.59%	3.85%	4.22%	3.34%
Savings and NOW accounts	$126,793	$88,608	$55,983	$16,894	$2,578	$—	$290,856	$290,856
Average interest rates	0.20%	0.14%	0.10%	0.17%	0.27%	—	0.16%
Fixed interest rate time deposits	$261,378	$53,329	$40,967	$30,080	$20,433	$1,684	$407,871	$393,083
Average interest rates	2.67%	3.44%	4.00%	4.04%	3.18%	3.28%	3.03%
Variable interest rate time deposits	$1,151	$631	$—	$—	$—	$—	$1,782	$1,782
Average interest rates	1.60%	1.41%	—	—	—	—	1.53%

	September 30, 2008							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	09/30/08

Rate sensitive assets
Other interest bearing assets	$786	$—	$—	$—	$—	$—	$786	$786
Average interest rates	1.65%	—	—	—	—	—	1.65%
Trading securities	$10,203	$4,150	$2,951	$3,001	$1,076	$1,247	$22,628	$22,628
Average interest rates	1.84%	3.70%	3.88%	3.62%	3.63%	3.37%	2.85%
Fixed interest rate securities	$79,220	$18,923	$11,024	$6,046	$11,476	$105,132	$231,821	$231,821
Average interest rates	5.24%	4.97%	4.17%	4.31%	3.78%	3.90%	4.46%
Fixed interest rate loans	$135,251	$105,328	$109,692	$76,189	$81,263	$53,822	$561,545	$565,930
Average interest rates	6.67%	6.87%	6.90%	7.17%	6.65%	6.19%	6.77%
Variable interest rate loans	$70,005	$30,614	$16,820	$9,685	$23,387	$18,807	$169,318	$169,318
Average interest rates	5.58%	6.15%	7.29%	7.25%	7.02%	4.90%	6.07%
Rate sensitive liabilities
Borrowed funds	$28,766	$29,000	$32,225	$17,000	$15,000	$35,000	$156,991	$204,595
Average interest rates	3.05%	4.45%	4.06%	4.37%	3.59%	4.58%	4.05%
Savings and NOW accounts	$150,261	$69,654	$75,594	$26,662	$8,607	$6,600	$337,378	$337,378
Average interest rates	1.40%	0.48%	0.45%	0.61%	1.28%	2.33%	0.95%
Fixed interest rate time deposits	$232,944	$70,998	$30,385	$26,035	$21,447	$1,782	$383,591	$385,044
Average interest rates	3.61%	4.32%	4.52%	4.72%	4.22%	4.44%	3.93%
Variable interest rate time deposits	$1,299	$515	$4	$—	$—	$—	$1,818	$1,818
Average interest rates	2.81%	2.37%	2.37%	—	—	—	2.68%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2009, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Increases in FDIC Insurance Premiums.
The recent upsurge in the number of bank failures has increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the Deposit Insurance Fund. In addition, the FDIC implemented two temporary programs in 2008 to further insure customer deposits at FDIC-member banks through December 31, 2009: deposit accounts are now insured up to $250,000 per customer and non-interest bearing transactional accounts are fully insured. These programs have placed additional stress on the Deposit Insurance Fund. On May 20, 2009, the FDIC extended the $250,000 per customer insurance limit through December 31, 2013. On January 1, 2014, the standard insurance amount is currently expected to return to $100,000 per depositor for all accounts except for certain retirement accounts which will remain insured up to $250,000 per depositor.
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
In September 2009, the FDIC issued a proposal to collect, in advance, insurance premiums for 2010, 2011 and 2012 in lieu of an additional special assessment. The proposal is currently being evaluated during an ongoing mandatory comment period. If the proposal is enacted as published, the Corporation’s insurance premium payment to the FDIC will be approximately $4,700 which would be expensed over a three year period.
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
(B) None
(C) Repurchases of Common Stock
The Board of Directors has adopted a common stock repurchase plan. The maximum number of shares which may be repurchased pursuant to this plan was 6,636 shares as of September 30, 2009. On October 29, 2009, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended September 30, 2009, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs
Balance, June 30, 2009				36,161
July 1 - 31, 2009	10,200	$18.94	10,200	25,961
August 1 - 31, 2009	9,600	18.47	9,600	16,361
September 1 - 30, 2009	9,725	17.98	9,725	6,636

Balance, September 30, 2009	29,525	$18.47	29,525	6,636

Item 6 — Exhibits
     (a) Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer
31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: October 28, 2009	/s/ Dennis P. Angner
Dennis P. Angner
Chief Executive Officer

/s/ Peggy L. Wheeler
Peggy L. Wheeler
Principal Financial Officer