Form 10-K
period 2009-12-31
ISABELLA BANK CORP
filed 2010-03-11
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                     to
Commission File Number: 0-18415
Isabella Bank Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2830092

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)
401 N. Main Street, Mt. Pleasant, Michigan 48858
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
☐ Yes ☑ No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
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
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $142,705,542 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,540,301 as of February 19, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into

Isabella Bank Corporation Proxy Statement
for its Annual Meeting of Shareholders	Part III
to be held May 4, 2010

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business (All dollars in thousands)
General
Isabella Bank Corporation (the “Corporation”) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has three subsidiaries: Isabella Bank (the “Bank”), IB&T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank has twenty four banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Montcalm, and Saginaw Counties. IB & T Employee Leasing, LLC, is an employee leasing company. Financial Group Information Services renders computer services to the Corporation and its subsidiaries. All employees of the Corporation are employed by IB&T Employee Leasing and are leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, Michigan which has a population of approximately 26,000. Markets served include Isabella, Gratiot, Mecosta, southwestern Midland, western Saginaw, Montcalm, and southern Clare counties of Michigan. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and five universities.
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
The Bank sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by the Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Bank’s Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of Isabella Bank Corporation. The assets of the Foundation as of December 31, 2009 were $985.
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. Retail banking operations for 2009, 2008, and 2007 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, the Corporation has only one reportable segment.
Competition
The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank with a focus on providing high-quality, personalized service at a fair price. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. Lending activity includes loans made pursuant to lines of credit, real estate loans, agricultural loans, consumer loans, and credit card loans. Other financial related products include trust services, stocks, investment securities, bonds and mutual fund sales.
Lending
The Bank limits lending activities primarily to local markets and has not purchased any loans from the secondary market. The Bank does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and has limited holdings of corporate debt securities. The general lending philosophy is to avoid concentrations to individuals and business segments. The following table sets forth the composition of the Corporation’s loan portfolio as of December 31, 2009:

LOANS BY MAJOR LENDING CATEGORY
(in thousands)	Amount	%
Residential real estate
1 to 4 family residential	$272,570	37.69%
Construction and land development	13,268	1.83%

Total	285,838	39.52%
Commercial
Real estate	224,176	30.99%
Farmland	38,236	5.29%
Agricultural production	26,609	3.68%
Commercial operating and other	116,098	16.05%

Total	405,119	56.01%

Other consumer installment	32,359	4.47%

TOTAL	$723,316	100.00%

There were no significant changes in loan concentrations or underwriting standards in 2009.
First and second residential real estate mortgages are the single largest category of loans. The Corporation, through its Bank, offers adjustable rate mortgages, 3 and 5 year fixed rate balloon mortgages, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Bank’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.
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
Construction and land development loans consist primarily of 1 to 4 family residential properties. These loans primarily have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Construction loans are typically converted to permanent loans at the completion of construction.
Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. The largest concentration of commercial loans is commercial real estate, which represented 30.99% of total loans as of December 31, 2009. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.
Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

Supervision and Regulation
The Corporation is subject to supervision and regulation by the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934 and by the Federal Reserve Board under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and Financial Services Holding Company Act of 2000. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to commercial banking. (See “Regulation” below)
Isabella Bank is chartered by the State of Michigan and is a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Bank is supervised and regulated by the Michigan Office of Financial and Insurance Regulation (OFIR) and the Federal Reserve Board. (See “Regulation” below)
Personnel
As of December 31, 2009, the Corporation and its subsidiaries had 335 full-time equivalent leased employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.
Legal Proceedings
There are various claims and lawsuits in which the Corporation and its subsidiaries are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Corporation’s business. However, the Corporation and its subsidiaries are not involved in any material pending litigation.
AVAILABLE INFORMATION
The Corporation’s SEC filings (including the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports) are available through Isabella Bank’s website (www.isabellabank.com). The Corporation will provide paper copies of its SEC reports free of charge upon request of a shareholder.
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
The Sarbanes-Oxley Act of 2002 (“SOX”) contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, a written certification by the Corporation’s principal executive and financial officer is required. This certification attests that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2009 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 8A, “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.
The Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October, 2008. Pursuant to authority under EESA, the U.S. Treasury created the Troubled Asset Relief Program (TARP) Capital Purchase Program. After carefully reviewing the Corporation’s capital position, the cost of the federal government’s capital, the terms and conditions of participating in the TARP Capital Purchase Program, and the consequences of having the U.S. Treasury as a preferred stock shareholder, management and the Corporation’s Board of Directors decided it would not be in the best interests of the Corporation’s shareholders to participate in the program.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” on page 29 and in the notes to the consolidated financial statements “Note 15 — Commitments and Other Matters” and “Note 16 — Minimum Regulatory Capital Requirements”.

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
During 2009, the FDIC assessed a 10 basis point surcharge on covered liabilities that was payable as of June 30, 2009, required the prepayment of the estimated 2010, 2011 and 2012 premiums and raised the base assessment rate by 3 basis points, effective for 2010.
The enactment of EESA temporarily raised the basic limit on federal deposit insurance coverage from $100 to $250 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100 on January 1, 2014, except for Individual Retirement Accounts and certain other retirement accounts, which will remain at $250 per depositor.
Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), or acceptance of such shares or securities as collateral security for loans to any borrower.
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
The payment of dividends by the Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. Additionally in 2009, the FRB Board of Governors required the Corporation to notify the FRB prior to increasing its cash dividend by more than 10% over the prior year.
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

Item 1A. Risk Factors
In the normal course of business the Corporation is exposed to various risks. These risks include credit risk, interest rate risk, liquidity risk, operational risk, compliance risk, economic risk, accounting risk, disruption of infrastructure, and increases in FDIC insurance premiums. These risks, if not managed correctly, could have a significant impact on earnings and capital of the Corporation. Management balances the Corporation’s strategic goals, including revenue and profitability objectives, with associated risks through the use of policies, systems, and procedures which have been adopted to identify, assess, control, monitor, and manage each risk area. Senior management continually reviews the adequacy and effectiveness of these policies, systems, and procedures.
Credit Risk
Credit risk is defined as the risk impacting earnings or capital due to an obligor’s failure to meet the terms of a loan or an investment, or otherwise failing to perform as agreed. Credit risk occurs any time an institution relies on another party, issuer, or borrower’s performance.
A volatile, illiquid market could require the Corporation to recognize an “other-than-temporary” impairment loss related to the investment securities held in the portfolio. Management considers many factors in determining whether other-than-temporary impairment exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, the probability the issuer will be unable to pay the amount when due and the fact that the Corporation asserts that it does not intend to sell the security in an unrealized loss position and it is more likely than not it will not have to sell the securities before recovery of its cost basis. The presence of these factors could lead to impairment charges that could have a material adverse effect on net income and capital levels.
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

To help minimize the potential losses due to operational risks, management has established an internal audit department and has retained the services of a certified public accounting firm to assist in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions and processes. The results of these procedures are reported to the Corporation’s Audit Committee.
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
The Corporation’s compliance department annually assesses the adequacy and effectiveness of the Corporation’s processes for controlling and managing its principal compliance risks.
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
Accounting Risk
The Corporation’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see “Note 1- Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
Disruption of Infrastructure
The Corporation’s operations depend upon its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of the Corporation’s control, could affect the financial outcome of the Corporation or the financial services industry as a whole. The Corporation has developed disaster recovery plans, which provide detailed instructions covering all significant aspects of the Corporation’s operations.
Increases in FDIC Insurance Premiums
The Corporation is unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Corporation may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases have, and any future increases in FDIC insurance premiums will, materially adversely affect the Corporation’s results of operations, financial condition and ability to continue to pay dividends on its common shares at the current rate.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporation’s executive offices are located at 401 N. Main Street, Mt. Pleasant, Michigan 48858. Isabella Bank owns 24 branches and an operations center. The Corporation’s facilities current, planned, and best use is for conducting its current activities with the exception of approximately 75% of the Corporation’s previous main office location and 25% of the building that houses the Lake Isabella office which are leased to non-related parties. Management continually monitors and assesses the need for expansion and / or improvement for all facilities. In management’s opinion, each facility has sufficient capacity and is in good condition.
Item 3. Legal Proceedings
The Corporation and its subsidiaries are not involved in any material pending legal proceedings. The Corporation, because of the nature of its business, is at times subject to numerous pending and threatened legal actions that arise out of the normal course of operating their business.
Part II
Item 4. Market for Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities
Common Stock and Dividend Information
The Corporation’s common stock is traded in the over-the-counter market. The common stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) under the symbol “ISBA” since August of 2008 and under the symbol “IBTM” prior to August of 2008. Other trades in the common stock occur in privately negotiated transactions from time to time of which the Corporation may have little or no information.
Management has reviewed the information available as to the range of reported high and low bid quotations, including high and low bid information as reported by Pink Sheets and closing price information as reported by the parties to privately negotiated transactions. The following table sets forth management’s compilation of that information for the periods indicated. Price information obtained from Pink Sheets reflects inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. Price information obtained from parties to privately negotiated transactions reflects actual closing prices that were disclosed to the Corporation, which management has not independently verified. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Corporation’s common stock. All of the information has been adjusted to reflect the 10% stock dividend, paid February 29, 2008.

	Number of	Sale Price
Period	Shares	Low	High
2009
First Quarter	61,987	$14.99	$25.51
Second Quarter	91,184	15.85	20.75
Third Quarter	66,399	17.50	19.50
Fourth Quarter	76,985	14.00	19.25

	296,555

2008
First Quarter	107,920	32.73	44.00
Second Quarter	50,600	39.00	44.00
Third Quarter	29,303	33.00	40.00
Fourth Quarter	71,855	22.50	36.50

	259,678

The following table sets forth the cash dividends paid for the following quarters, adjusted for the 10% stock dividend paid on February 29, 2008.

	Per Share
	2009	2008
First Quarter	$0.12	$0.12
Second Quarter	0.13	0.12
Third Quarter	0.13	0.12
Fourth Quarter	0.32	0.29

Total	$0.70	$0.65

Isabella Bank Corporation’s authorized common stock consists of 15,000,000 shares, of which 7,535,193 shares are issued and outstanding as of December 31, 2009. As of that date, there were 3,004 shareholders of record.
The Board of Directors has adopted a common stock repurchase plan. On October 29, 2009, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. The maximum number of shares which may be repurchased pursuant to this plan was 78,432 shares as of December 31, 2009. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended December 31, 2009, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, September 30, 2009				6,636
October 1 - 28, 2009	3,689	$17.45	3,689	2,947
Additional authorization	—	—	—	102,947
October 29 - 31, 2009	—	—	—	102,947
November 1 - 30, 2009	11,152	17.06	11,152	91,795
December 1 - 31, 2009	13,363	18.12	13,363	78,432

Balance, December 31, 2009	28,204	$17.61	28,204	78,432

Information concerning Securities Authorized for Issuance Under Equity Compensation Plans appears under “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” included elsewhere in this annual report on Form 10-K.

Stock Performance
The following graph compares the cumulative total shareholder return on Corporation common stock for the last five years with the cumulative total return on (1) the NASDAQ Stock Market Index, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Bank Stock Index, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation and each index was $100 at December 31, 2004 and all dividends are reinvested.
The dollar values for total shareholder return plotted in the graph above are shown in the table below:
Comparison of Five Year Cumulative
Among Isabella Bank Corporation, NASDAQ Stock Market,
and NASDAQ Bank Stock

	Isabella
	Bank		NASDAQ
Year	Corporation	NASDAQ	Banks
12/31/2004	100.0	100.0	100.0
12/31/2005	106.4	102.1	98.0
12/31/2006	118.7	112.6	111.4
12/31/2007	120.6	124.6	89.5
12/31/2008	78.5	75.0	70.5
12/31/2009	60.5	108.8	59.0

Item 5. Selected Financial Data
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
SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	2009	2008	2007	2006	2005
INCOME STATEMENT DATA
Total interest income	$58,105	$61,385	$53,972	$44,709	$36,882
Net interest income	38,266	35,779	28,013	24,977	23,909
Provision for loan losses	6,093	9,500	1,211	682	777
Net income	7,800	4,101	7,930	7,001	6,776
BALANCE SHEET DATA
End of year assets	$1,143,944	$1,139,263	$957,282	$910,127	$741,654
Daily average assets	1,127,634	1,113,102	925,631	800,174	700,624
Daily average deposits	786,714	817,041	727,762	639,046	576,091
Daily average loans/net	712,965	708,434	596,739	515,539	459,310
Daily average equity	139,810	143,626	119,246	91,964	74,682
PER SHARE DATA (1)
Earnings per share
Basic	$1.04	$0.55	$1.14	$1.12	$1.14
Diluted	1.01	0.53	1.11	1.09	1.14
Cash dividends	0.70	0.65	0.62	0.58	0.55
Book value (at year end)	18.69	17.89	17.58	16.61	13.44
FINANCIAL RATIOS
Shareholders’ equity to assets (at year end)	12.31%	11.80%	12.86%	12.72%	10.91%
Return on average equity	5.58	2.86	6.65	7.61	9.07
Return on average tangible equity	8.54	4.41	8.54	8.31	9.12
Cash dividend payout to net income	67.40	118.82	54.27	53.92	48.02
Return on average assets	0.69	0.37	0.86	0.87	0.97

	2009				2008
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Quarterly Operating Results:
Total interest income	$14,411	$14,516	$14,505	$14,673	$15,099	$15,401	$15,359	$15,526
Interest expense	4,657	4,928	5,026	5,228	5,836	6,309	6,379	7,082

Net interest income	9,754	9,588	9,479	9,445	9,263	9,092	8,980	8,444
Provision for loan losses	1,544	1,542	1,535	1,472	5,725	975	1,593	1,207
Noninterest income	2,102	2,566	3,131	2,357	1,130	2,377	1,778	2,517
Noninterest expenses	8,176	7,995	8,468	9,044	8,377	7,430	7,341	7,556
Net income (loss)	2,073	2,197	2,201	1,329	(2,041)	2,524	1,691	1,927
Per Share of Common Stock: (1)
Earnings (loss) per share
Basic	$0.28	$0.29	$0.29	$0.18	$(0.28)	$0.34	$0.23	$0.26
Diluted	0.27	0.28	0.29	0.17	(0.27)	0.33	0.22	0.25
Cash dividends	0.32	0.13	0.13	0.12	0.29	0.12	0.12	0.12
Book value (at quarter end)	18.69	18.97	18.06	18.01	17.89	18.78	18.75	19.07

(1)	Retroactively restated for the 10% stock dividend, paid on February 29, 2008.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(All dollars in thousands)
The following is management’s discussion and analysis of the financial condition and results of operations for Isabella Bank Corporation (the “Corporation”). This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in the Annual Report. The Corporation’s acquisition of Greenville Community Financial Corporation in January 2008 was accounted for as a purchase transaction, and as such, the related results of operations are included from the date of acquisition. See “Note 2 — Business Combinations and Joint Venture Formation” in the accompanying Notes to Consolidated Financial Statements included elsewhere in the report.
The current recession, which began in 2008, continued to negatively impact the Corporation’s overall profitability throughout 2009 as historically high delinquencies and nonaccrual loans have translated into high levels of net loans charged off and foreclosed asset and collection related expenses. Although nonperforming loans remain at historically high levels, they have declined $3,136 from last year. This improvement, coupled with a decline in net loans charged off, enabled the Corporation to reduce its provision for loan losses in 2009. The reduction in the provision for loan losses along with an increased net yield on interest earning assets (on a fully tax equivalent basis) resulted in net income of $7,800 for 2009, as compared to $4,101 for 2008. For further detailed discussion and analysis, see below.
The Corporation has not received any notices of regulatory actions as of December 31, 2009.
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
United States generally accepted accounting principles require that the Corporation determine the fair value of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.
The Corporation currently has both available-for-sale and trading investment securities that are carried at fair value. Changes in the fair value of available-for-sale investment securities are included as a component of other comprehensive income, while declines in the fair value of these securities below their cost that are other than temporary are reflected as realized losses. The change in value of trading investment securities is included in current earnings. Management evaluates securities for indications of losses that are considered other-than-temporary, if any, on a regular basis.
The market values for available-for-sale and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. The fair values of investment securities with illiquid markets are estimated by management utilizing a discounted cash flow analysis or other type of valuation adjustment methodology. These securities are also compared, when possible, to other securities with similar characteristics.

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

				Year Ended
	December 31, 2009			December 31, 2008			December 31, 2007
		Tax	Average		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans	$725,299	$47,706	6.58%	$717,040	$49,674	6.93%	$604,342	$43,808	7.25%
Taxable investment securities	119,063	4,712	3.96%	108,919	5,433	4.99%	68,398	3,751	5.48%
Nontaxable investment securities	121,676	7,217	5.93%	121,220	7,218	5.95%	96,789	5,726	5.92%
Trading account securities	17,279	856	4.95%	26,618	1,305	4.90%	50,904	2,298	4.51%
Federal funds sold	842	1	0.12%	5,198	110	2.12%	6,758	342	5.06%
Other	27,433	376	1.37%	17,600	433	2.46%	7,143	317	4.44%

Total earning assets	1,011,592	60,868	6.02%	996,595	64,173	6.44%	834,334	56,242	6.74%
NON EARNING ASSETS:
Allowance for loan losses	(12,334)			(8,606)			(7,603)
Cash and due from banks	18,190			18,582			20,588
Premises and equipment	23,810			22,905			21,507
Accrued income and other assets	86,376			83,626			56,805

Total assets	$1,127,634			$1,113,102			$925,631

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits	$116,412	146	0.13%	$114,889	813	0.71%	$109,370	1,880	1.72%
Savings deposits	177,538	399	0.22%	213,410	2,439	1.14%	188,323	4,232	2.25%
Time deposits	398,356	13,043	3.27%	393,190	16,621	4.23%	349,941	16,493	4.71%
Borrowed funds	193,922	6,251	3.22%	145,802	5,733	3.93%	68,586	3,354	4.89%

Total interest bearing liabilities	886,228	19,839	2.24%	867,291	25,606	2.95%	716,220	25,959	3.62%
NONINTEREST BEARING LIABILITIES:
Demand deposits	94,408			95,552			80,128
Other	7,188			6,633			10,037
Shareholders’ equity	139,810			143,626			119,246

Total liabilities and equity	$1,127,634			$1,113,102			$925,631

Net interest income (FTE)		$41,029			$38,567			$30,283

Net yield on interest earning assets (FTE)			4.06%			3.87%			3.63%

Net Interest Income
The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $1,963, in 2009, $1,808 in 2008, and $1,330 in 2007. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
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

	2009 Compared to 2008			2008 Compared to 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$567	$(2,535)	$(1,968)	$7,877	$(2,011)	$5,866
Taxable investment securities	474	(1,195)	(721)	2,048	(366)	1,682
Nontaxable investment securities	27	(28)	(1)	1,454	38	1,492
Trading account securities	(463)	14	(449)	(1,176)	183	(993)
Federal funds sold	(51)	(58)	(109)	(66)	(166)	(232)
Other	182	(239)	(57)	306	(190)	116

Total changes in interest income	736	(4,041)	(3,305)	10,443	(2,512)	7,931

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	11	(678)	(667)	90	(1,157)	(1,067)
Savings deposits	(353)	(1,687)	(2,040)	505	(2,298)	(1,793)
Time deposits	216	(3,794)	(3,578)	1,924	(1,796)	128
Borrowed funds	1,672	(1,154)	518	3,146	(767)	2,379

Total changes in interest expense	1,546	(7,313)	(5,767)	5,665	(6,018)	(353)

Net change in interest margin (FTE)	$(810)	$3,272	$2,462	$4,778	$3,506	$8,284

The Corporation, as well as all other financial institutions, has experienced dramatic changes in interest rates in the last three years. The Federal Reserve Bank (“The Fed”) lowered its target Fed Funds rate to 0.00% — 0.25% in December 2008. The Fed’s actions were the result of a significant weakening of the Nation’s economy to an extent not seen since the Great Depression. As the Corporation’s balance sheet is liability sensitive, net interest margins increased as the interest rates paid on interest bearing liabilities decreased faster than those earned on interest earning assets.
Management does anticipate, however, that net interest margins will decline throughout 2010 due to the following factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed funds rate during much of 2010. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities with call dates will most likely be called and the Corporation will be reinvesting those proceeds at significantly lower rates.

•	Long term residential mortgage rates continue to be at historically low levels. This rate environment has led to strong consumer demand for fixed rate mortgage products which are sold to the secondary market. As a result of the majority of loans being sold to the secondary market, there has been a significant decline in balloon mortgages, which are held on the Corporation’s balance sheet. As these balloon mortgages have been paid off, the proceeds from these loans have been reinvested at lower interest rates, which has, and will continue to, adversely impact interest income.

•	While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation extremely sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management will actively work to lengthen its interest bearing liabilities. This lengthening will increase the Corporation’s cost of funding, potentially reducing net interest income in the short term.

•	In an effort to reduce the potential long term negative impact of increases in rates paid on interest bearing liabilities, the Corporation anticipates growing the balance sheet through the acquisition of investment securities in 2010. These investments will be funded through deposit growth and wholesale borrowings. The net interest margin generated by the purchase of these investments is anticipated to be less than 2.0%, but will provide additional net interest income.
LOAN QUALITY
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
In the past two years, residential real estate values in the Bank’s market areas have declined 20% to 40%. These declines are the result of increases in the inventory of unsold homes. This increased inventory is partially the result of the inability of potential home buyers to obtain financing due to the tightening of loan underwriting criteria by many of the financial institutions, brokers and government sponsored agencies. While Isabella Bank has maintained traditional lending standards, the decline in real estate values has had an adverse impact on customers who are experiencing financial difficulties. Historically, customers who experienced difficulties were able to sell their properties for more than the loan balance owed. The steep decline in real estate values has diminished homeowner equity and led borrowers who are experiencing financial difficulties to default on their mortgage loans.
While the Bank has elected not to participate in the U.S. Treasury’s “Making Home Affordable Program”, it has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Bank in modifying their loans, thus making them more affordable. Actions taken include extensions of amortizations, temporary reductions in interest rates and, when necessary, a reduction in the principal balance owed. To date, the Bank has modified 94 loans with outstanding balances totaling $7,562.

The following schedule shows the composition of the provision for loan losses and the allowance for loan losses.

	Year Ended December 31
	2009	2008	2007	2006	2005
Allowance for loan losses — January 1	$11,982	$7,301	$7,605	$6,899	$6,444
Allowance of acquired bank	—	822	—	726	—
Loans charged off
Commercial and agricultural	3,081	2,137	905	368	101
Real estate mortgage	2,627	3,334	659	252	166
Consumer	934	854	582	529	376

Total loans charged off	6,642	6,325	2,146	1,149	643
Recoveries
Commercial and agricultural	623	160	297	136	105
Real estate mortgage	546	240	49	53	—
Consumer	377	284	285	258	216

Total recoveries	1,546	684	631	447	321

Net loans charged off	5,096	5,641	1,515	702	322
Provision charged to income	6,093	9,500	1,211	682	777

Allowance for loan losses — December 31	$12,979	$11,982	$7,301	$7,605	$6,899

Year to date average loans	$725,299	$717,040	$604,342	$522,726	$466,001

Net loans charged off to average loans outstanding	0.70%	0.79%	0.25%	0.13%	0.07%

Total amount of loans outstanding	$723,316	$735,385	$612,687	$591,042	$483,242

Allowance for loan losses as a % of loans	1.79%	1.63%	1.19%	1.29%	1.43%

As shown in the preceding table, the Corporation’s gross chargeoffs increased $317 to $6,642 in 2009, while recoveries increased by $862 resulting in a $545 reduction in net chargeoffs compared with 2008. Management believes the increase in recoveries, in both dollars and as a percentage of chargeoffs, is a direct result of management conservatively valuing collateral that it has repossessed from defaulted credits.
As discussed above, the Corporation experienced a decline in credit quality in 2008 resulting in a dramatic increase in total loans charged off. These chargeoffs were a direct result of the significant downturn in the national and local economy which has led to increases in unemployment coupled with significant property devaluation. As a result of the significant increases in loans charged off, local and regional economic uncertainties of the Corporation’s loan portfolio and increases in foreclosed loans during 2008 and 2009, the Corporation significantly increased its provision for loan losses in these years. This increased provision has resulted in an allowance for loan losses as a percentage of gross loans of 1.79% as of December 31, 2009.
The Corporation has also experienced an increase in foreclosed loans and an increase in loans charged off due mainly to the downturn in the commercial real estate mortgage market. Of the $3,081 commercial and agricultural loans charged off in 2009, $1,325 was related to one loan, for which a $1,000 specific allocation was recorded as of December 31, 2008.
The nationwide increase in residential mortgage loans past due and in foreclosures has received considerable attention by the Federal Government, the media, banking regulators, and industry trade groups. Based on information provided by The Mortgage Bankers Association, a substantial portion of the nationwide increase in both past dues and foreclosures are related to option adjustable rate mortgages and Alternative-A sub-prime mortgage products. While the Corporation has not originated or held alternative mortgage loan products, the difficulties experienced in these markets have adversely impacted the entire market, and thus the overall credit quality of the Corporation’s residential mortgage portfolio. The increase in troubled residential mortgage loans and a tightening of underwriting standards will most likely result in an increase in residential mortgage loans in foreclosure and possibly the inventory of unsold homes. The combination of all of these factors is expected to further reduce average home values and thus homeowner’s equity on a national level.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation. The Corporation has not originated loans for either trading or its own portfolio that would be classified as sub prime, nor has it originated adjustable rate mortgages or financed loans for more than 80% of market value unless insured by private third party insurance.

Based on management’s analysis, the allowance for loan losses of $12,979 is considered adequate as of December 31, 2009.
Allocation of the Allowance for Loan Losses
The allowance for loan losses has been allocated according to the amount deemed to be reasonably necessary to reflect for the probability of losses being incurred within the following categories as of December 31:

	2009		2008		2007		2006		2005
		% of Each		% of Each		% of Each		% of Each		% of Each
		Category		Category		Category		Category		Category
	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total	Allowance	to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial and agricultural	$3,565	53.1%	$3,632	50.7%	$2,458	46.0%	$2,687	43.3%	$2,771	46.9%
Real estate mortgage	3,809	39.5%	3,832	43.4%	1,341	48.6%	1,367	50.9%	1,192	46.8%
Consumer installment	1,308	4.5%	1,736	4.5%	2,195	4.8%	2,434	5.1%	2,286	5.8%
Specific allocations	3,572	2.9%	2,065	1.4%	703	0.6%	594	0.7%	184	0.5%
Unallocated	725	N/A	717	N/A	604	N/A	523	N/A	466	N/A

Total	$12,979	100.0%	$11,982	100.0%	$7,301	100.0%	$7,605	100.0%	$6,899	100.0%

Management has evaluated all specific allocations and believes the valuation allowance related to these loans to be adequate.
Nonperforming Assets
Loans are generally placed on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued and not collected is reversed from income or charged off against the allowance for loan losses. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where a concession has been granted on either principal or interest paid due to financial difficulties of the borrower. Other real estate owned consists of real property acquired through foreclosure on the related collateral underlying defaulted loans.

The following table presents nonperforming assets for the past five years:
NONPERFORMING ASSETS

	Year Ended December 31
	2009	2008	2007	2006	2005
Nonaccrual loans	$8,522	$11,175	$4,156	$3,444	$1,375
Accruing loans past due 90 days or more	768	1,251	1,727	1,185	1,058

Total nonperforming loans	9,290	12,426	5,883	4,629	2,433
Other real estate owned	1,141	2,770	1,376	562	122
Repossessed assets	16	153	—	—	—

Total nonperforming assets	$10,447	$15,349	$7,259	$5,191	$2,555

Nonperforming loans as a % of total loans	1.28%	1.69%	0.96%	0.78%	0.50%

Nonperforming assets as a % of total assets	0.91%	1.35%	0.76%	0.57%	0.34%

RESTRUCTURED LOANS

	December 31
	2009	2008	2007	2006	2005
Complying with modified terms	$2,754	$2,565	$517	$640	$62
Past due 30-89 days	107	—	115	57	663
Past due 90 days or more	—	—	53	—	—
Nonaccrual	2,116	1,985	—	—	—

Total restructured loans	$4,977	$4,550	$685	$697	$725

Since December 31, 2008, the Corporation’s nonperforming loans have declined $3,136. Of this decline, $1,325 is related to the charge off of one specific loan as noted previously. The remainder of the decline is related to loans being removed from nonaccrual status as a result of improvements in creditworthiness, loans being paid off, loans being charged off, or transfers to other real estate owned. The majority of the restructured loans are the result of the Corporation working with borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure or repossession of collateral.
Of the $1,629 decline in other real estate owned, $670 related to the sale of one property. Management has evaluated the properties held as other real estate owned and has adjusted the carrying value of each property to the lower of the carrying amount or fair value less costs to sell, as necessary. Management anticipates the balance of other real estate owned to remain at historically high levels throughout 2010.
Management established a credit risk management committee in 2008. This committee consists of management from lending, accounting, collection and auditing. This committee reviews various reports covering credit quality to help identify potential problem credits and their potential impact on the Corporation’s consolidated financial statements. Management believes that as of December 31, 2009 all significant loans for which inherent losses are probable have been identified and that the carrying amounts of the loans have been adjusted to reflect the collateral’s net realizable values. To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. A continued decline in real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.
As of December 31, 2009, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation’s liquidity, capital, or operations.
As a result of the new State of Michigan foreclosure laws, which went into effect on July 5, 2009, the time required to complete a residential mortgage foreclosure has increased. Despite the increased timeline to complete the foreclosure process, the new law did not have a significant impact on the Corporation’s ability to initiate and complete foreclosure proceedings.

Noninterest Income
The following table shows the changes in noninterest income between the years ended December 31, 2009, 2008, and 2007 respectively.

	Year Ended December 31
			Change			Change
	2009	2008	$	%	2007	$	%
Service charges and fee income
NSF and overdraft fees	$3,187	$3,413	$(226)	-6.6%	$2,961	$452	15.3%
Trust fees	814	886	(72)	-8.1%	1,035	(149)	-14.4%
Freddie Mac servicing fee	724	627	97	15.5%	635	(8)	-1.3%
ATM and debit card fees	1,218	1,029	189	18.4%	737	292	39.6%
Service charges on deposit accounts	344	372	(28)	-7.5%	328	44	13.4%
Net originated mortgage servicing rights income (loss)	514	(92)	606	N/M	43	(135)	N/M
All other	112	135	(23)	-17.0%	155	(20)	-12.9%

Total service charges and fees	6,913	6,370	543	8.5%	5,894	476	8.1%
Gain on sale of mortgage loans	886	249	637	N/M	209	40	19.1%
Net gain (loss) on trading securities	80	245	(165)	-67.3%	460	(215)	-46.7%
Net gain (loss) on borrowings measured at fair value	289	(641)	930	N/M	(66)	(575)	N/M
Gain (loss) on sale of investment securities	648	24	624	N/M	(19)	43	N/M
Title insurance revenue	—	234	(234)	-100.0%	2,192	(1,958)	-89.3%
Other
Increase in cash value of corporate owned life insurance policies	641	616	25	4.1%	432	184	42.6%
Brokerage and advisory fees	521	480	41	8.5%	276	204	73.9%
All other	178	225	(47)	-20.9%	584	(359)	-61.5%

Total other	1,340	1,321	19	1.4%	1,292	29	2.2%

Total noninterest income	$10,156	$7,802	$2,354	30.2%	$9,962	$(2,160)	-21.7%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts, including service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been declining over the past two years. This decline is a result of customers more closely managing their deposit accounts to avoid paying overdraft fees. Management does not expect significant changes to its deposit fee structure throughout 2010.

•	Trust fees fluctuate from period to period based on various factors including changes in the market value of assets held, the mix of their customers’ portfolios and the closing of client estates (as much of their estate fees are non-recurring in nature and are based on the assets of the estate).

•	The increases in ATM and debit card fees during 2009 and 2008 are primarily the result of the increased usage of debit cards by the Bank’s customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.

•	As a result of lower than normal residential mortgage rates, the Corporation has experienced increases in Federal Home Loan Corporation (“Freddie Mac”) servicing fees, net originated mortgage servicing rights (OMSR), and gains from the sale of mortgage loans to the secondary market in 2009. The Corporation’s servicing portfolio has increased $53,161 since December 31, 2008. The increase in Freddie Mac servicing fees is a direct result of the increase in the volume of loans the Corporation services as the Corporation is paid 0.25% per year for each dollar of loans serviced. The increase in loans serviced, as well as recent increases in residential mortgage rates, has led to the increase in net OMSR income. As refinancing activity is expected to decline, the Corporation anticipates net OMSR income and the gains from the sale of mortgage loans to decline in 2010.

•	Title insurance revenue decreased as a result of a joint venture between IBT Title and Insurance Agency and Corporate Title on March 1, 2008 (see Note 2 – “Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements). The Corporation’s portion of income or loss from the joint venture is now included in all other income. This new venture was the primary reason for the decline in all other income when the year ended December 31, 2008 is compared to the same period in 2007 as the Corporation’s share of the entity’s losses were $268.

•	Net gains and losses related to trading securities and borrowings carried at fair market value fluctuate based on interest rate variances. During 2008, the Corporation recorded $641 in net losses related to borrowings carried at fair market value. These losses were the result of a dramatic decline in offering rates on borrowed funds. Management does not anticipate any significant fluctuations in net trading activities for 2010 as significant interest rate changes are not expected.

•	Income related to the value of Corporate owned life insurance increased in 2008 when compared to 2007 as a result of the purchase of additional policies as well as transferring the management of the policies to a new investment advisor.

•	The years ended December 31, 2008 and 2009 were excellent years for brokerage and advisory services income. These results are due to an increase in customer base, a conscious effort by management to expand the Bank’s presence in the local market, and a result of the addition of another broker in the fourth quarter of 2008. The Corporation anticipates this trend to continue in 2010.

Noninterest Expenses
The following table shows the changes in noninterest expenses between the years ended December 31, 2009, 2008, and 2007 respectively.

	Year Ended December 31
			Change			Change
	2009	2008	$	%	2007	$	%
Compensation
Leased employee salaries	$13,494	$12,465	$1,029	8.3%	$11,507	$958	8.3%
Leased employee benefits	4,745	4,502	243	5.4%	4,096	406	9.9%
All other	19	25	(6)	-24.0%	15	10	66.7%

Total compensation	18,258	16,992	1,266	7.5%	15,618	1,374	8.8%

Occupancy
Depreciation	546	508	38	7.5%	448	60	13.4%
Outside services	433	492	(59)	-12.0%	332	160	48.2%
Property taxes	439	411	28	6.8%	384	27	7.0%
Utilities	393	366	27	7.4%	344	22	6.4%
Building rent	2	3	(1)	-33.3%	72	(69)	-95.8%
Building repairs	288	202	86	42.6%	147	55	37.4%
All other	69	53	16	30.2%	39	14	35.9%

Total occupancy	2,170	2,035	135	6.6%	1,766	269	15.2%

Furniture and equipment
Depreciation	1,803	1,663	140	8.4%	1,512	151	10.0%
Computer / service contracts	1,676	1,565	111	7.1%	1,289	276	21.4%
ATM and debit card fees	621	570	51	8.9%	433	137	31.6%
All other	46	51	(5)	-9.8%	63	(12)	-19.0%

Total furniture and equipment	4,146	3,849	297	7.7%	3,297	552	16.7%

FDIC insurance premiums	1,730	313	1,417	N/M	95	218	N/M

Other
Audit and SOX compliance fees	546	565	(19)	-3.4%	583	(18)	-3.1%
Marketing and community relations	833	844	(11)	-1.3%	670	174	26.0%
Directors fees	923	867	56	6.5%	796	71	8.9%
Printing and supplies	529	508	21	4.1%	462	46	10.0%
Education and travel	395	491	(96)	-19.6%	505	(14)	-2.8%
Postage and freight	472	523	(51)	-9.8%	459	64	13.9%
Legal	415	419	(4)	-1.0%	296	123	41.6%
Amortization of deposit premium	375	415	(40)	-9.6%	278	137	49.3%
Foreclosed asset and collection	831	698	133	19.1%	269	429	159.5%
Brokerage and advisory	191	205	(14)	-6.8%	92	113	122.8%
Consulting	201	298	(97)	-32.6%	176	122	69.3%
All other	1,668	1,682	(14)	-0.8%	1,867	(185)	-9.9%

Total other	7,379	7,515	(136)	-1.8%	6,453	1,062	16.5%

Total noninterest expenses	$33,683	$30,704	$2,979	9.7%	$27,229	$3,475	12.8%

Significant changes in noninterest expenses are detailed below:
•	Leased employee salaries expenses have increased due to annual merit increases and the continued growth of the Corporation as well as overtime due to the increased volume of mortgage refinancing noted earlier. The increases in leased employee benefits expenses are principally the result of continued increases in health care costs.

•	The increase in building repairs for 2009 can be attributed to standard upkeep done to various branches throughout the year, while the decline in building rent in 2008 was a result of the new joint venture (see “Note 2 – Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements).

•	FDIC insurance premium expense has increased primarily as a result of significant increases in the premium rates charged by the Federal Deposit Insurance Corporation. This expense also includes a one time assessment of $479, which was paid in September 2009.

•	In April 2008, the Corporation unveiled a new brand for both Isabella Bank (the “Bank”) and Isabella Bank Corporation. As a result of the development of this brand and the corresponding marketing campaign, the Corporation incurred significant nonrecurring marketing expenses during 2008. During 2009, the Corporation contributed $140 to the IBT Foundation as compared to $0 in 2008.

•	The increase in the amortization of deposit premium in 2008 was related to the January 2008 acquisition of Greenville Community Financial Corporation (GCFC). This expense declined in 2009, and is expected to decline again in 2010, as the deposit premium is being amortized using an accelerated amortization method.

•	As a result of the recent increases in delinquencies and foreclosures, the Corporation has incurred historically high legal, foreclosed asset, and collection expenses since 2007. These expenses are expected to remain above historical levels in 2010 as management anticipates that delinquency rates and foreclosures will remain high.

•	Consulting fees were elevated in 2008 primarily as a result of a potential new branch location study that was performed.

•	All other expenses include title insurance expenses as well as other miscellaneous expenses. All other expenses decreased by $222 in 2008 as a result of the new joint venture (see “Note 2 – Business Combinations and Joint Venture Formation” of Notes to Consolidated Financial Statements). The remaining changes in other expenses are individually not significant.

•	The increase in total noninterest expenses from 2007 to 2008 was partially the result of the acquisition of GCFC in January 2008. Exclusive of the effects of the acquisition, total noninterest expenses increased 2.3%, with no individually significant changes other than those noted above.
Federal Income Taxes
Federal income tax (benefit) expense for 2009 was $846 or 9.8% of pre-tax income compared to ($724) or (21.4%) of pre-tax income in 2008 and $1,605 or 16.8% in 2007. The primary factor behind the reduction in the effective rate in 2008 is related to the increase in tax exempt income as a percentage of net income. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note 12, “Federal Income Taxes” of Notes to Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	December 31
	2009	2008	$ Change	% Change
ASSETS
Cash and cash equivalents	$22,706	$22,979	$(273)	-1.19%
Interest bearing balances in other financial institutions	7,156	575	6,581	N/M
Trading account securities	13,563	21,775	(8,212)	-37.71%
Available-for-sale investment securities	259,066	246,455	12,611	5.12%
Mortgage loans available for sale	2,281	898	1,383	154.01%
Loans	723,316	735,385	(12,069)	-1.64%
Allowance for loan losses	(12,979)	(11,982)	(997)	8.32%
Premises and equipment	23,917	23,231	686	2.95%
Acquisition intangibles and goodwill, net	47,429	47,804	(375)	-0.78%
Equity securities without readily determinable fair values	17,921	17,345	576	3.32%
Other assets	39,568	34,798	4,770	13.71%

TOTAL ASSETS	$1,143,944	$1,139,263	$4,681	0.41%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$802,652	$775,630	$27,022	3.48%
Other borrowed funds	193,101	222,350	(29,249)	-13.15%
Accrued interest and other liabilities	7,388	6,807	581	8.54%

Total liabilities	1,003,141	1,004,787	(1,646)	-0.16%
Shareholders’ equity	140,803	134,476	6,327	4.70%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,143,944	$1,139,263	$4,681	0.41%

A discussion of changes in balance sheet amounts by major categories follows:
Interest bearing balances in other financial institutions
The increase in interest bearing balances in other financial institutions is primarily the result of the Corporation increasing its holdings in certificates of deposits due to the relative competitiveness of the interest rates as well as the temporary increase in FDIC insurance limits.
Trading account securities
Trading securities are carried at fair value. The Corporation’s overall intent is to maintain a trading portfolio to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management objectives (See Note 3 of the Consolidated Financial Statements). Due to the current interest rate environment, the Corporation has allowed this balance to decline.
Available-for-sale Investment Securities
The primary objective of the Corporation’s investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation’s overall exposure to changes in interest rates. Securities currently classified as available-for-sale are stated at fair value.

The following is a schedule of the carrying value of investment securities available-for-sale as of December 31:

	2009	2008	2007
U.S. Government and federal agencies	$—	$4,083	$4,058
Government-sponsored enterprises	19,471	62,988	50,181
States and political subdivisions	151,730	149,323	130,956
Corporate	—	7,145	12,000
Auction rate money market preferred	2,973	5,979	12,300
Preferred stocks	7,054	—	—
Mortgage-backed	67,734	16,937	3,632
Collateralized mortgage obligations	10,104	—	—

Total	$259,066	$246,455	$213,127

The following is a schedule of the carrying value of trading securities as of December 31:

	2009	2008	2007
Government-sponsored enterprises	$—	$4,014	$4,024
States and political subdivisions	9,962	11,556	10,324
Corporate	—	160	1,004
Mortgage-backed	3,601	6,045	9,712

Total	$13,563	$21,775	$25,064

Excluding those holdings of the investment portfolio in government-sponsored enterprises and municipalities within the states of Michigan and Pennsylvania, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes. The Corporation’s holdings in mortgage-backed securities include only government agencies and government sponsored agencies as the Corporation holds no investments in private label mortgage-backed securities.
The Corporation invested $11,000 in auction rate money market preferred security instruments, which are classified as available-for-sale securities and reflected at fair value. As a result of the illiquidity of the markets for these securities, $7,800 converted during 2009 to preferred stock with debt like characteristics. Due to the continuing uncertainty in credit markets, these investments are considered illiquid. Due to their illiquidity, the fair values of these securities were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2009 and 2008. This analysis considers, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the Corporation’s ability to hold such securities until credit markets improve.
The following is a schedule of maturities of available for sale investment securities (at carrying value) and their weighted average yield as of December 31, 2009. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 34%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Trading securities have been excluded as they are not expected to be held to maturity. Included in the contractual maturity distribution in the following table are auction rate money market preferred securities and preferred stock. Auction rate debt and auction rate preferred securities are long-term floating rate instruments for which interest rates are set at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction rate securities may differ significantly from the contractual term.

	Maturing
			After One		After Five
			Year But		Years But
	Within		Within		Within		After
	One Year		Five Years		Ten Years		Ten Years
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government-sponsored enterprises	$—	—	$18,570	2.32	$901	7.91	$—	—
States and political subdivisions	7,922	4.41	44,844	4.22	65,882	3.99	33,082	3.30
Mortgage-backed	—	—	449	5.31	38,790	3.45	28,495	3.74
Collateralized mortgage obligations	—	—	—	—	—	—	10,104	2.97
Auction rate money market preferred	—	—	—	—	—	—	2,973	4.86
Preferred stocks	—	—	—	—	—	—	7,054	4.60

Total	$7,922	4.41	$63,863	3.68	$105,573	3.83	$81,708	3.58

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2009	2008	2007	2006	2005
Commercial	$340,274	$324,806	$238,306	$212,701	$179,541
Agricultural	64,845	58,003	47,407	47,302	49,424
Residential real estate mortgage	285,838	319,397	297,937	300,650	226,251
Installment	32,359	33,179	29,037	30,389	28,026

	$723,316	$735,385	$612,687	$591,042	$483,242

The following table presents the change in the loan categories for the years ended December 31:

	2009		2008		2007
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$15,468	4.8%	$86,500	36.3%	$25,605	12.0%
Agricultural	6,842	11.8%	10,596	22.4%	105	0.2%
Residential real estate mortgage	(33,559)	-10.5%	21,460	7.2%	(2,713)	-0.9%
Installment	(820)	-2.5%	4,142	14.3%	(1,352)	-4.4%

	$(12,069)	-1.6%	$122,698	20.0%	$21,645	3.7%

The growth in commercial and agricultural loans is a result of the Corporation’s efforts to increase the commercial loan portfolio as a percentage of total loans. A significant portion of this growth has been driven by the Corporation’s new business development team.
The current rate environment has increased residential mortgage refinancing activity, which has led to increases in loans sold to the secondary market. This refinancing activity has, however, led to a decline in the residential real estate portfolio as customers who have traditionally utilized 3 and 5 year balloon products are refinancing into 15 and 30 year fixed rate loans, which the Corporation typically sells on the secondary market. This activity resulted in a net increase of $53,161 in the balance of residential mortgage loans sold to the secondary market since December 31, 2008.
A substantial portion of the increase in total loans as of December 31, 2008 compared to December 31, 2007 was a result of the acquisition of Greenville Financial Corporation in January 2008. Pursuant to the acquisition, the Corporation purchased gross loans totaling $88,613.
Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of December 31:

	2009	2008
Federal Home Loan Bank Stock	$7,960	$7,460
Investment in CT/IBT Title Agency, LLC	6,782	6,905
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	300	101

Total	$17,921	$17,345

Other Assets
Other assets increased in 2009 primarily due to the required prepayment of $4,737 in estimated FDIC insurance premiums for 2010, 2011 and 2012.
Deposits
The main source of funds for the Corporation is deposits. The deposit portfolio represents various types of non transaction accounts as well as savings accounts and time deposits.
The following table presents the composition of the deposit portfolio as of December 31:

	2009	2008	2007	2006	2005
Noninterest bearing demand deposits	$96,875	$97,546	$84,846	$83,902	$73,839
Interest bearing demand deposits	128,111	113,973	105,526	111,406	104,251
Savings deposits	157,020	182,523	196,682	178,001	153,397
Certificates of deposit	356,594	340,976	311,976	320,226	250,246
Brokered certificates of deposit	50,933	28,185	28,197	27,446	7,076
Internet certificates of deposit	13,119	12,427	6,246	4,859	3,669

Total	$802,652	$775,630	$733,473	$725,840	$592,478

The following table presents the change in the deposit categories for the years ended December 31:

	2009		2008		2007
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$(671)	-0.7%	$12,700	15.0%	$944	1.1%
Interest bearing demand deposits	14,138	12.4%	8,447	8.0%	(5,880)	-5.3%
Savings deposits	(25,503)	-14.0%	(14,159)	-7.2%	18,681	10.5%
Certificates of deposit	15,618	4.6%	29,000	9.3%	(8,250)	-2.6%
Brokered certificates of deposit	22,748	80.7%	(12)	0.0%	751	2.7%
Internet certificates of deposit	692	5.6%	6,181	99.0%	1,387	28.5%

Total	$27,022	3.5%	$42,157	5.7%	$7,633	1.1%

As shown in the preceding table, total deposits have grown conservatively since December 31, 2008. This growth has primarily come in the form of interest bearing demand deposits, certificates of deposits, and brokered certificates of deposits. The growth in interest bearing demand deposits and certificates of deposits, as well as the declines in savings deposits is the results of a change in customers’ preferences as much of the variances represent transfers between different types of accounts and the current economics within the market. The increase in brokered certificates of deposit is the result of the Corporation purchasing CD’s through the Certificate of Deposit Account Registry Service (CDARS).
A substantial portion of the increase in total deposits as of December 31, 2008 compared to December 31, 2007 was a result of the acquisition of Greenville Community Financial Corporation (GCFC) in January 2008. Pursuant to the acquisition, the Corporation purchased deposits totaling $90,151. Exclusive of the GCFC acquisition, deposits decreased $47,994 when December 31, 2008 is compared to December 31, 2007. This decline was the result of increased competition with other depository institutions as well as declines in brokered certificates of deposit and internet certificates of deposit.
The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$94,408	—	$95,552	—	$80,128	—
Interest bearing demand deposits	116,412	0.13%	114,889	0.71%	109,370	1.72%
Savings deposits	177,538	0.22%	213,410	1.14%	188,323	2.25%
Time deposits	398,356	3.27%	393,190	4.23%	349,941	4.71%

Total	$786,714		$817,041		$727,762

The remaining maturity of time certificates and other time deposits of $100 or more at December 31, 2009 was as follows:

Maturity
Within 3 months	$45,849
Within 3 to 6 months	23,223
Within 6 to 12 months	56,669
Over 12 months	62,281

Total	$188,022

Borrowed Funds
As a result of the decrease in loans, coupled with the increase in deposits, the Corporation was able to reduce other borrowed funds.
Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these Plans, the Corporation issued 126,874 shares of common stock generating $2,396 of capital during 2009, and 78,994 shares of common stock generating $2,879 of capital in 2008. The Corporation also offers share-based payment awards through its equity compensation plan (See Note 17 of

Notes to Consolidated Financial Statements). Pursuant to this plan, the Corporation generated $677 and $603 of capital in 2009 and 2008, respectively.
The Board of Directors has adopted a common stock repurchase plan. This plan was approved to enable the Corporation to repurchase the Corporation’s common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions of share-based payment awards. During 2009 and 2008 the Corporation repurchased 122,612 shares of common stock at an average price of $19.47 and 148,336 shares of common stock at an average price of $43.41, respectively.
Accumulated other comprehensive loss decreased $3,450 in 2009 and consists of $3,203 of unrealized gains on available-for-sale investment securities and a $247 reduction of unrecognized pension cost. These amounts are net of tax.
The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to average assets ratio, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.60% at year end 2009. There are no commitments for significant capital expenditures.
The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at December 31, 2009:
Percentage of Capital to Risk Adjusted Assets:

	Isabella Bank Corporation
	December 31, 2009
	Required	Actual
Equity Capital	4.00%	12.80%
Secondary Capital	4.00%	1.25%

Total Capital	8.00%	14.05%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve also prescribes minimum capital requirements for the Corporation’s subsidiary Bank. At December 31, 2009, the Bank exceeded these minimums. For further information regarding the Bank’s capital requirements, refer to Note 16 of the Consolidated Financial Statements, “Minimum Regulatory Capital Requirements”.
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
Due to the illiquidity of certain investment securities, these assets were classified as having significant non observable inputs (Level 3) during 2008. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2009 and 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the fact that the management asserts that it does not intend to sell the security in an unrealized loss position and it is more likely than not it will not have to sell the securities before recovery of its cost basis, as further described in Note 4 of Notes to Consolidated Financial Statements.

The table below represents the activity in Level 3 inputs measured on a recurring basis for the year ended December 31:

	2009	2008
Level 3 inputs — January 1	$5,021	$—
Transfers of securities into level 3 due to changes in the observability of significant inputs (illiquid markets)	—	11,000
Net unrealized gains (losses) on available-for-sale investment securities	5,006	(5,979)

Level 3 inputs — December 31	$10,027	$5,021

For further information regarding fair value measurements see Note 20 of the Consolidated Financial Statements, “Financial Instruments Recorded at Fair Value” and Note 21 of the Consolidated Financial Statements, “Fair Values of Financial Instruments”.
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
Trading securities are included in the 0 to 3 month time frame due to their repricing characteristics. Fixed interest rate investment securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans are included in the time frame of their earliest repricing. Of the $723,316 in total loans, $138,085 are variable rate loans. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,821 that are included in the 0 to 3 month time frame.
Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management’s analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2009, the Corporation had $88,403 more liabilities than assets maturing within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.
The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2009. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years
Interest Sensitive Assets
Trading securities	$13,563	$—	$—	$—
Investment securities	23,430	44,648	97,741	93,247
Loans	173,302	89,964	402,764	48,764

Total	$210,295	$134,612	$500,505	$142,011

Interest Sensitive Liabilities
Borrowed funds	$56,947	$28,154	$63,000	$45,000
Time deposits	91,078	178,748	148,770	2,050
Savings	9,622	35,247	88,645	23,506
Interest bearing demand	8,070	25,444	71,605	22,992

Total	$165,717	$267,593	$372,020	$93,548

Cumulative gap (deficiency)	$44,578	$(88,403)	$40,082	$88,545
Cumulative gap (deficiency) as a % of assets	3.90%	(7.73)%	3.50%	7.74%

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2009. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year	1 to 5	Over 5
	or Less	Years	Years	Total
Commercial and agricultural	$96,488	$291,650	$16,981	$405,119

Interest Sensitivity
Loans maturing after one year that have:
Fixed interest rates		$246,145	$15,922
Variable interest rates		45,505	1,059

Total		$291,650	$16,981

Liquidity
Liquidity is monitored regularly by the Corporation’s Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios and liquidity available from both primary and secondary sources.
The primary sources of the Corporation’s liquidity are cash and cash equivalents, trading securities, and available-for-sale investment securities, excluding auction rate money market preferred securities and preferred stock due to their illiquidity. These categories totaled $292,464 or 25.6% of assets as of December 31, 2009 as compared to $285,805 or 25.0% in 2008. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments discussed in the accompanying notes to consolidated financial statements. Liquidity varies significantly daily, based on customer activity.
Operating activities provided $18,225 of cash in 2009 as compared to $20,661 in 2008. Net financing activities used $7,538 of cash in 2009 as compared to providing $66,038 in 2008, with the fluctuation being primarily the result of increases in other borrowed funds during 2008. The Corporation’s investing activities used cash amounting to $10,960 in 2009 and $87,846 in 2008. The accumulated effect of the Corporation’s operating, investing, and financing activities used $273 of cash in 2009 and $1,147 in 2008.
The primary source of funds for the Bank is deposits. The Bank emphasizes interest-bearing time deposits as part of its funding strategy. The Bank also seeks noninterest bearing deposits, or checking accounts, to expand its customer base, while reducing cost of funds.
In recent periods, the Corporation has experienced some competitive challenges in obtaining additional deposits to fuel growth. As depositors continue to have wider access to the Internet and other real-time interest rate monitoring resources, deposit sourcing and pricing has become more competitive. Deposit growth is achievable, but generally at a higher cost. As a result of this increased competition, the Corporation (as discussed above) has begun to rely more and more on brokered, internet deposits, and other borrowed funds as a key funding source.
In addition to these primary sources of liquidity, the Corporation has the ability to borrow from the Federal Home Loan Bank, the Federal Reserve Bank, and through various correspondent banks as federal funds. As of December 31, 2009, the Corporation had the capacity to borrow up to an additional $13,849 from the Federal Home Loan Bank based upon the assets currently pledged as collateral. The Corporation’s liquidity is considered adequate by the management of the Corporation.

Item 6 A. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s primary market risks are interest rate risk and liquidity risk. The Corporation has no significant foreign exchange risk, holds limited loans outstanding to oil and gas concerns, and does not utilize interest rate swaps or derivatives, except for interest rate locks, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact, if any, on the Corporation’s interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. The cash flow of such borrowers and ability to service debt is largely dependent on the commodity prices for corn, soybeans, sugar beets, milk, beef, and a variety of dry beans. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower’s available cash flow to service their debt.
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
The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2009, the Corporation’s net interest income would increase during a period of decreasing interest rates.
The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of December 31, 2009 and 2008. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	December 31, 2009							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09
Rate sensitive assets
Other interest bearing assets	$4,996	$960	$1,200	$—	$—	$—	$7,156	$7,156
Average interest rates	1.13%	2.29%	2.64%	—	—	—	1.54%
Trading securities	$7,139	$2,043	$2,546	$1,094	$570	$171	$13,563	$13,563
Average interest rates	2.84%	2.42%	2.28%	2.53%	2.66%	4.86%	2.66%
Fixed interest rate securities	$68,078	$35,401	$21,540	$20,369	$20,431	$93,247	$259,066	$259,066
Average interest rates	3.53%	3.51%	3.59%	3.65%	3.63%	3.58%	3.57%
Fixed interest rate loans	$133,703	$111,981	$118,749	$109,754	$62,280	$48,764	$585,231	$594,498
Average interest rates	6.64%	6.85%	6.72%	6.50%	6.61%	6.01%	6.61%
Variable interest rate loans	$60,727	$17,695	$13,799	$16,357	$16,940	$12,567	$138,085	$138,085
Average interest rates	5.00%	4.69%	4.79%	3.83%	3.74%	5.35%	4.68%

Rate sensitive liabilities
Borrowed funds	$85,101	$11,000	$32,000	$15,000	$5,000	$45,000	$193,101	$195,179
Average interest rates	2.28%	4.04%	3.50%	3.93%	4.38%	4.01%	3.17%
Savings and NOW accounts	$78,383	$65,107	$44,439	$30,095	$20,609	$46,498	$285,131	$285,131
Average interest rates	0.15%	0.15%	0.15%	0.14%	0.15%	0.13%	0.15%
Fixed interest rate time deposits	$268,005	$46,484	$53,054	$32,959	$16,273	$2,050	$418,825	$422,227
Average interest rates	2.26%	3.59%	3.47%	3.83%	3.09%	3.35%	2.72%
Variable interest rate time deposits	$1,252	$569	$—	$—	$—	$—	$1,821	$1,821
Average interest rates	1.56%	1.40%	—	—	—	—	1.51%

	December 31, 2008							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	12/31/08
Rate sensitive assets
Other interest bearing assets	$575	$—	$—	$—	$—	$—	$575	$575
Average interest rates	0.21%	—	—	—	—	—	0.21%
Trading securities	$7,867	$4,902	$3,181	$2,937	$1,089	$1,799	$21,775	$21,775
Average interest rates	3.89%	3.57%	3.47%	2.74%	2.90%	3.11%	3.49%
Fixed interest rate securities	$82,852	$13,043	$12,494	$11,247	$20,291	$106,528	$246,455	$246,455
Average interest rates	4.68%	4.78%	4.25%	4.20%	3.74%	3.69%	4.15%
Fixed interest rate loans	$136,854	$105,529	$110,218	$80,163	$88,540	$57,692	$578,996	$598,703
Average interest rates	6.73%	6.78%	6.90%	7.20%	6.86%	6.34%	6.82%
Variable interest rate loans	$61,795	$25,166	$16,524	$8,049	$27,505	$17,350	$156,389	$156,389
Average interest rates	5.32%	4.75%	5.27%	5.34%	4.45%	5.90%	5.14%

Rate sensitive liabilities
Borrowed funds	$95,159	$39,191	$21,000	$22,000	$15,000	$30,000	$222,350	$230,130
Average interest rates	1.11%	4.57%	3.63%	4.17%	3.93%	4.59%	2.95%
Savings and NOW accounts	$119,801	$79,465	$63,274	$25,140	$8,816	$—	$296,496	$296,496
Average interest rates	0.12%	0.27%	0.26%	0.20%	0.34%	—	0.20%
Fixed interest rate time deposits	$239,152	$62,838	$29,771	$21,565	$24,860	$1,589	$379,775	$385,478
Average interest rates	3.47%	4.29%	4.55%	4.61%	4.18%	4.57%	3.81%
Variable interest rate time deposits	$1,187	$626	$—	$—	$—	$—	$1,813	$1,813
Average interest rates	1.90%	1.67%	—	—	—	—	1.82%

Forward Looking Statements
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and the subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation’s market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.
Item 7. Financial Statements and Supplementary Data
The following consolidated financial statements of the Corporation accompanied by the report of our independent registered public accounting firm are set forth on pages 36 through 79 of this report:
The supplementary data regarding quarterly results of operations are set forth under the table headed “Summary of Selected Financial Data” under Item 5 on page 13 of this report.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mt. Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2009 and 2008, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Isabella Bank Corporation’s internal control over financial reporting, based on our audits.
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
As described in Note 1 to the consolidated financial statements, effective January 1, 2008 the Corporation adopted ASC Topic 715, Compensation – Retirement Benefits. Also, as described in Notes 17 and 20 to the consolidated financial statements, effective January 1, 2007 the Corporation elected the early adoption of ASC Topic 825, Financial Instruments and ASC Topic 820, Fair Value Measurements and Disclosures, and effective December 31, 2006 changed its method of accounting for defined benefit pension and other postretirement plans in accordance with ASC Topic 715, Compensation – Retirement Benefits.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
Rehmann Robson, P.C.
Saginaw, Michigan
March 11, 2010

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2009	2008
ASSETS
Cash and cash equivalents	$22,706	$22,979
Interest bearing balances held in other financial institutions	7,156	575
Trading securities	13,563	21,775
Investment securities available for sale (amortized cost of $258,585 in 2009 and $248,741 in 2008)	259,066	246,455
Mortgage loans available for sale	2,281	898
Net loans
Loans	723,316	735,385
Less allowance for loan losses	12,979	11,982

Total net loans	710,337	723,403
Premises and equipment	23,917	23,231
Corporate-owned life insurance policies	16,782	16,152
Accrued interest receivable	5,832	6,322
Acquisition intangibles and goodwill, net	47,429	47,804
Equity securities without readily determinable fair values	17,921	17,345
Other assets	16,954	12,324

TOTAL ASSETS	$1,143,944	$1,139,263

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$96,875	$97,546
NOW accounts	128,111	113,973
Certificates of deposit and other savings	389,644	422,689
Certificates of deposit over $100,000	188,022	141,422

Total deposits	802,652	775,630
Borrowed funds ($17,804 in 2009 and $23,130 in 2008 at fair value)	193,101	222,350
Accrued interest and other liabilities	7,388	6,807

Total liabilities	1,003,141	1,004,787

Shareholders’ Equity
Common stock — no par value 15,000,000 shares authorized; outstanding —7,535,193 (including 30,626 shares to be issued) in 2009 and 7,518,856 (including 5,248 shares to be issued) in 2008	133,443	133,602
Shares to be issued for deferred compensation obligations	4,507	4,015
Retained earnings	4,972	2,428
Accumulated other comprehensive loss	(2,119)	(5,569)

Total shareholders’ equity	140,803	134,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,143,944	$1,139,263

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)

			Shares to be
			issued for		Accumulated
	Common Stock		deferred		Other
	Shares	Common	compensation	Retained	Comprehensive
	Outstanding	Stock	obligations	Earnings	Loss	Totals
Balance, January 1, 2007	6,335,861	$111,648	$3,137	$4,451	$(3,487)	$115,749
Cumulative effect to apply ASC Topic 825, net of tax	—	—	—	(1,050)	897	(153)
Comprehensive income	—	—	—	7,930	2,324	10,254
Issuance of common stock	63,233	2,657	—	—	—	2,657
Common stock issued for deferred compensation obligations	8,246	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	758	—	—	758
Common stock repurchased pursuant to publicly announced repurchase plan	(43,220)	(1,881)	—	—	—	(1,881)
Cash dividends ($0.62 per share)	—	—	—	(4,304)	—	(4,304)

Balance, December 31, 2007	6,364,120	112,547	3,772	7,027	(266)	123,080
Cumulative effect to apply ASC Topic 715, net of tax	—	—	—	(1,571)	—	(1,571)
Comprehensive loss	—	—	—	4,101	(5,303)	(1,202)
Common stock dividends (10%)	687,599	30,256	—	(30,256)	—	—
Regulatory capital transfer	—	(28,000)	—	28,000	—	—
Bank acquisition	514,809	22,652	—	—	—	22,652
Issuance of common stock	73,660	2,476	—	—	—	2,476
Common stock issued for deferred compensation obligations	27,004	360	(360)	—	—	—
Share-based payment awards under equity compensation plan	—	—	603	—	—	603
Common stock purchased for deferred compensation obligations	—	(249)	—			(249)
Common stock repurchased pursuant to publicly announced repurchase plan	(148,336)	(6,440)	—	—	—	(6,440)
Cash dividends ($0.65 per share)	—	—	—	(4,873)	—	(4,873)

Balance, December 31, 2008	7,518,856	133,602	4,015	2,428	(5,569)	134,476
Comprehensive income	—	—	—	7,800	3,450	11,250
Issuance of common stock	126,059	2,664	—	—	—	2,664
Common stock issued for deferred compensation obligations	12,890	331	(185)	—	—	146
Share-based payment awards under equity compensation plan	—	—	677	—	—	677
Common stock purchased for deferred compensation obligations	—	(767)	—	—	—	(767)
Common stock repurchased pursuant to publicly announced repurchase plan	(122,612)	(2,387)		—	—	(2,387)
Cash dividends ($0.70 per share)	—	—	—	(5,256)	—	(5,256)

Balance, December 31, 2009	7,535,193	133,443	4,507	4,972	(2,119)	140,803

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share data)

	Year Ended December 31
	2009	2008	2007
Interest Income
Loans, including fees	$47,706	$49,674	$43,808
Investment securities
Taxable	4,712	5,433	3,751
Nontaxable	4,623	4,642	3,657
Trading account securities	687	1,093	2,097
Federal funds sold and other	377	543	659

Total interest income	58,105	61,385	53,972
Interest Expense
Deposits	13,588	19,873	22,605
Borrowings	6,251	5,733	3,354

Total interest expense	19,839	25,606	25,959

Net interest income	38,266	35,779	28,013
Provision for loan losses	6,093	9,500	1,211

Net interest income after provision for loan losses	32,173	26,279	26,802

Noninterest Income
Service charges and fees	6,913	6,370	5,894
Gain on sale of mortgage loans	886	249	209
Net gain on trading securities	80	245	460
Net gain (loss) on borrowings measured at fair value	289	(641)	(66)
Gain (loss) on sale of investment securities	648	24	(19)
Title insurance revenue (Note 2)	—	234	2,192
Other	1,340	1,321	1,292

Total noninterest income	10,156	7,802	9,962
Noninterest Expenses
Compensation and benefits	18,258	16,992	15,618
Occupancy	2,170	2,035	1,766
Furniture and equipment	4,146	3,849	3,297
FDIC insurance premiums	1,730	313	95
Other	7,379	7,515	6,453

Total noninterest expenses	33,683	30,704	27,229
Income before federal income tax expense (benefit)	8,646	3,377	9,535
Federal income tax expense (benefit)	846	(724)	1,605

NET INCOME	$7,800	$4,101	$7,930

Earnings per share
Basic	$1.04	$0.55	$1.14

Diluted	$1.01	$0.53	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2009	2008	2007
Net Income	$7,800	$4,101	$7,930

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the year	3,415	(3,104)	614
Reclassification adjustment for net realized (gains) losses included in net income	(648)	(24)	19

Net unrealized gains (losses)	2,767	(3,128)	633
Tax effect	436	(643)	(216)

Unrealized gains (losses), net of tax	3,203	(3,771)	417

Reduction (increase) of unrecognized pension cost	374	(2,320)	2,890
Tax effect	(127)	788	(983)

Net unrealized gain (loss) on defined benefit pension plan	247	(1,532)	1,907

Other comprehensive income (loss), net of tax	3,450	(5,303)	2,324

Comprehensive income (loss)	$11,250	$(1,202)	$10,254

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2009	2008	2007
OPERATING ACTIVITIES
Net income	$7,800	$4,101	$7,930
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	6,093	9,500	1,211
Provision for foreclosed asset losses	157	231	109
Depreciation	2,349	2,171	1,960
Amortization and impairment of mortgage servicing rights	683	346	201
Amortization of acquisition intangibles	375	415	278
Net amortization of available-for-sale investment securities	741	356	216
Realized (gain) loss on sale of available-for-sale investment securities	(648)	(24)	19
Unrealized gains on trading securities	(80)	(245)	(460)
Unrealized (gains) losses on borrowings measured at fair value	(289)	641	66
Increase in cash value of corporate owned life insurance policies	(641)	(616)	(432)
Share-based payment awards under equity compensation plan	677	603	758
Deferred income tax (benefit) expense	(641)	(1,812)	301
Net changes in operating assets and liabilities which provided (used) cash, net in 2008 of bank acquisition and joint venture formation:
Trading securities	8,292	8,513	53,235
Mortgage loans available for sale	(1,383)	1,316	520
Accrued interest receivable	490	226	(183)
Other assets	(6,331)	(3,565)	(4,667)
Escrow funds payable	—	(46)	(504)
Accrued interest and other liabilities	581	(1,450)	(171)

Net Cash Provided By Operating Activities	18,225	20,661	60,387
INVESTING ACTIVITIES
Net change in interest-bearing balances held in other financial institutions	(6,581)	882	1,535
Activity in available-for-sale securities
Maturities, calls, and sales	130,580	66,387	54,997
Purchases	(140,517)	(96,168)	(132,115)
Loan principal collections (originations), net	4,437	(42,700)	(24,455)
Proceeds from sales of foreclosed assets	4,145	2,310	662
Purchases of premises and equipment	(3,035)	(2,990)	(3,722)
Bank acquisition, net of cash acquired	—	(9,465)	—
Cash contributed to title company joint venture formation	—	(4,542)	—
Redemption (purchase) of corporate owned life insurance policies	11	(1,560)	—

Net Cash Used In Investing Activities	(10,960)	(87,846)	(103,098)
FINANCING ACTIVITIES
Net increase (decrease) in deposits	27,022	(47,892)	7,633
Net (decrease) increase in other borrowed funds	(28,960)	123,016	34,365
Cash dividends paid on common stock	(5,256)	(4,873)	(4,304)
Proceeds from issuance of common stock	2,479	2,476	2,657
Common stock repurchased	(2,056)	(6,440)	(1,881)
Common stock purchased for deferred compensation obligations	(767)	(249)	—

Net Cash (Used In) Provided By Financing Activities	(7,538)	66,038	38,470

DECREASE IN CASH AND CASH EQUIVALENTS	(273)	(1,147)	(4,241)
Cash and cash equivalents at beginning of year	22,979	24,126	28,367

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,706	$22,979	$24,126

Supplemental cash flows information:
Interest paid	$20,030	$25,556	$25,872
Federal income taxes paid	2,237	1,155	1,776
Transfer of loans to foreclosed assets	2,536	3,398	1,295
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
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in mid-Michigan. Its banking subsidiary, Isabella Bank, offers banking services through 24 locations, 24-hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Bank’s principal markets. The Corporation’s results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.
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
FAIR VALUE MEASUREMENTS: Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. The Corporation may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing the Corporation to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.
For assets and liabilities recorded at fair value, it is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those financial instruments for which there is an active market. In cases where the market for a financial asset or liability is not active, the Corporation includes appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when developing fair value measurements. Fair value measurements for assets and liabilities for which limited or no observable market data exists are accordingly based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values. For a further discussion of Fair Value Measurement, refer to Notes 20 and 21 to the consolidated financial statements.
SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Corporation’s activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by commercial and residential real estate. Other than these types of loans, there is no significant concentration to any other industry or customer.
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
INTEREST BEARING BALANCES HELD IN OTHER FINANCIAL INSTITUTIONS: Interest bearing balances held in other financial institutions consist primarily of certificates of deposit that mature within 3 years and are carried at cost.
TRADING SECURITIES: Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in noninterest income. Interest and dividends are included in net interest income.
AVAILABLE-FOR-SALE INVESTMENT SECURITIES: Securities classified as “available-for-sale”, other than auction rate money market preferred securities and preferred stock, are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Auction rate money market preferred securities and preferred stock are recorded at fair value, with unrealized gains and losses, considered not other-than-temporary, excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.
Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In determining whether an other than temporary impairment exists for debt securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Declines in the fair value of held-to-maturity and available-for-sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also analyzed for specific allowance allocations, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
Mortgage loans held for sale are sold with the mortgage servicing rights retained by the Bank. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.
TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including sold mortgage loans and mortgage loans held for sale, as described above, and participation loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been legally isolated from the Bank, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets and 3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
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
LOANS ACQUIRED THROUGH TRANSFER: Authoritative accounting guidance related to acquired loans requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition, and should not be recorded at acquisition. This standard applies to any loan acquired in a transfer that shows evidence of credit quality deterioration since it was originated. Included in the fair value adjustments of nonintangible net assets acquired from Greenville Community Financial Corporation (GCFC), was a reduction in the allowance for loan losses of $437. The $437 represented the identified impairments in GCFC’s loan portfolio as of December 31, 2007 (see Note 2).
FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of the Bank’s carrying amount or fair value less costs to sell. Foreclosed assets of $1,157 and $2,923 are included in Other Assets on the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.
OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.
PREMISES AND EQUIPMENT: Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation which is computed principally by the straight-line method based upon the estimated useful lives of the related assets, which range from 5 to 30 years. Major improvements are capitalized and appropriately amortized based upon the useful lives of the related assets or the expected terms of the leases, if shorter, using the straight-line method. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Management annually reviews these assets to determine whether carrying values have been impaired.
FDIC INSURANCE PREMIUM: In 2009, the Bank was required to prepay quarterly FDIC risk-based assessments for the fourth quarter of 2009 and each of the quarters in the years ending December 31, 2010, 2011 and 2012. The assessments for 2010 through 2012, which had a carrying balance of $4,737 as of December 31, 2009, have been recorded as a prepaid asset in the accompanying consolidated balance sheet in Other Assets, and will be expensed on a ratable basis quarterly through December 31, 2012.

EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES:
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of December 31:

	2009	2008
Federal Home Loan Bank Stock	$7,960	$7,460
Investment in CT/IBT Title Agency, LLC	6,782	6,905
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	300	101

Total	$17,921	$17,345

STOCK COMPENSATION PLANS: The Corporation’s Deferred Compensation Plan has 216,905 shares to be issued to participants, for which an associated grantor trust (Rabbi Trust) held 30,626 shares. Compensation costs relating to share-based payment transactions are recognized in the consolidated financial statements and the cost is measured based on the fair value of the equity or liability instruments issued. The Corporation has no other share based compensation plans.
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
As of December 31, 2009 and 2008, the present value of the post retirement benefits promised by the Corporation to the covered employees was estimated to be $2,505 and $2,460, respectively. The periodic policy maintenance costs were $45 and $85 for 2009 and 2008, respectively.
ACQUISITION INTANGIBLES AND GOODWILL: Isabella Bank previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. On January 1, 2008, the Corporation acquired Greenville Community Financial Corporation (“GCFC”) resulting in identified core deposit intangibles and goodwill (see Note 2). The acquisition of the branches included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Such core deposit intangibles are included in Other Assets and are being amortized on the straight line basis over nine years. Core deposit intangibles arising from the acquisition of GCFC are being amortized on a 15 year sum-of-year’s digits amortization schedule. Goodwill, which represents the excess of purchase price over identifiable assets, is included in Other Assets and is not amortized but is evaluated for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
FEDERAL INCOME TAXES: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liability is determined based on the tax effects of the temporary differences between the book and tax bases on the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuations allowances are established, where necessary, to reduce deferred tax assets to the amount expected to be realized.
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
Earnings per common share have been computed based on the following:

	2009	2008	2007
Average number of common shares outstanding for basic calculation (1)	7,517,276	7,492,677	6,973,508
Average potential effect of shares in the Deferred Director fee plan (1) (2)	181,319	184,473	197,055

Average number of common shares outstanding used to calculate diluted earnings per common share	7,698,595	7,677,150	7,170,563

Net income	$7,800	$4,101	$7,930

Earnings per share
Basic	$1.04	$0.55	$1.14

Diluted	$1.01	$0.53	$1.11

(1)	As adjusted for the 10% stock dividend paid February 29, 2008

(2)	Exclusive of shares held in the Rabbi Trust
RECLASSIFICATIONS: Certain amounts reported in the 2008 and 2007 consolidated financial statements have been reclassified to conform with the 2009 presentation.
RECENT ACCOUNTING PRONOUNCEMENTS:
On July 1, 2009, the Financial Accounting Standards Board (FASB) completed the FASB Accounting Standards Codification, “The FASB Codification"(ASC), as the single source of authoritative U.S. generally accepted accounting principles (GAAP), superseding all then existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants. ASC Topic 105 reorganized the authoritative literature comprising GAAP into a topical format. ASC is now the source of authoritative GAAP recognized by the FASB to be applied by all nongovernmental entities. ASC was effective for the Corporation’s interim period ending September 30, 2009. The Codification did not change GAAP and, therefore, did not impact the Corporation’s financial statements. However, since it completely supersedes existing standards, it affected the way authoritative accounting pronouncements are referenced in the financial statements and other disclosure documents. Specifically, all references in this report to new or pending financial reporting standards, where deemed necessary, use the ASC Topic number.
FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit risk. The amount of the impairment related to other risk factors (interest rate and market) is recognized as a component of other comprehensive income. The Corporation adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Corporation’s consolidated financial statements.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” In December 2008, new authoritative guidance under ASC Topic 715, “Compensation — Retirement Benefits” was issued. ASC Topic 715 provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are included in the Corporation’s consolidated 2009 financial statements (see Note 17).
FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” Such guidance could have a material effect on the Corporation’s accounting for any future business combination.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Corporation on January 1, 2009 and did not impact the Corporation’s consolidated financial statements.
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
Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 was effective for the Corporation’s financial statements beginning October 1, 2009 and did not have a significant impact on the Corporation’s consolidated financial statements (see Note 20- Financial Instruments Recorded at Fair Value).
FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,“Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The Corporation implemented the required disclosures in its 2009 quarterly filings.
FASB ASC Topic 855, “Subsequent Events.” In March 2010, ASC Topic 855, “Subsequent Events” was amended by Accounting Standards Update (ASU) No. 2010-09 , “Amendments to Certain Recognition and Disclosure Requirements”, to exclude entities that file or furnishes financial statements with the SEC from disclosing the date through which subsequent events have been evaluated. The new authoritative guidance is effective immediately. Although the Corporation must continue to evaluate subsequent events through the date on which the consolidated financial statements are issued the Corporation is no longer required to disclose the date on which subsequent events have been evaluated.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and management is currently evaluating the effects of the implementation of this standard.

NOTE 2 — BUSINESS COMBINATIONS AND JOINT VENTURE FORMATION
Greenville Community Financial Corporation
Effective on the opening of business on January 1, 2008, Isabella Bank Corporation acquired 100 percent of Greenville Community Financial Corporation (GCFC). As a result of this acquisition, Greenville Community Bank, a wholly owned subsidiary of GCFC, merged with and into the Bank. Under the terms of the merger agreement, each share of GCFC common stock was automatically converted into the right to receive 0.6659 shares of Isabella Bank Corporation common stock and $14.70 per share in cash. Exclusive of the effects of the 10% stock dividend paid February 29, 2008, the Corporation issued 514,809 shares of Isabella Bank Corporation common stock valued at $22,652 and paid a total of $11,365 in cash to GCFC shareholders. The total consideration exchanged including the value of the common stock issued, cash paid to shareholders, plus $564 of cash paid for transaction costs resulted in a total purchase price of $34,581. The purchase price was determined using the latest Isabella Bank Corporation stock transaction price known to management as of November 27, 2007, the date of the merger agreement. The acquisition of Greenville has increased the overall market share for Isabella Bank Corporation in furtherance of the Bank’s strategic plan.
The following table summarizes the total purchase price of the transaction as well as adjustments to allocate the purchase price based on the preliminary estimates of fair values of the assets and liabilities of GCFC.

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
The 2009 and 2008 consolidated statements of income include the operating results of GCFC for the entire year.

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

Year Ended December 31
2007
Net interest income	$31,579

Net income	$8,631

Basic earnings per share*	$1.10

*	As adjusted for the 10% stock dividend paid February 29, 2008.
Title Company Joint Venture Formation
On March 1, 2008, IBT Title and Insurance Agency, Inc. (IBT Title), a wholly owned subsidiary of Isabella Bank Corporation, merged its assets and liabilities with Corporate Title Agency, LLC (“Corporate Title”), a third-party title business based in Traverse City, Michigan, to form CT/IBT Title Agency, LLC. As a result of this transaction, the Corporation became a 50 percent joint venture owner in CT/IBT Title Agency, LLC. The purpose of this joint venture is to help IBT Title and Insurance Agency, Inc. expand its service area and to take advantage of economies of scale. As the Corporation is a 50 percent owner of this new entity, revenues and expenses will now be recorded under the equity method and, as such, the Corporation’s share of the net income or loss from the joint venture included in other noninterest income. As of December 31, 2008, the Corporation had a recorded investment of $6,905 in the new entity. The following table summarizes the condensed balance sheet of IBT Title as of March 1, 2008. These amounts were excluded from the balance sheet detail of the Corporation and are now included in investment in equity securities without readily determinable fair values.

IBT Title
March 1, 2008
ASSETS
Cash and cash equivalents	$4,542
Premises and equipment	2,352
Other assets, including intangibles of $1,590	2,339

Total assets	9,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Escrow funds	$1,866
Other liabilities	194

Total liabilities	2,060
Total equity	7,173

Total liabilities & equity	$9,233

The Corporation’s share of the joint venture’s operating results for the year ended December 31, 2009 and the ten-months ended December 31, 2008 was not significant.

NOTE 3 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at December 31:

	2009	2008
Government-sponsored enterprises	$—	$4,014
States and political subdivisions	9,962	11,556
Corporate	—	160
Mortgage-backed	3,601	6,045

Total	$13,563	$21,775

NOTE 4 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows as of December 31:

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$19,386	$127	$42	$19,471
States and political subdivisions	150,688	3,632	2,590	151,730
Auction rate money market preferred	3,200	—	227	2,973
Preferred stocks	7,800	—	746	7,054
Mortgage-backed	67,215	638	119	67,734
Collateralized mortgage obligations	10,296	—	192	10,104

Total	$258,585	$4,397	$3,916	$259,066

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Government and federal agencies	$3,999	$84	$—	$4,083
Government-sponsored enterprises	61,919	1,070	1	62,988
States and political subdivisions	148,186	1,808	671	149,323
Corporate	7,145	—	—	7,145
Auction rate money market preferred	11,000	—	5,021	5,979
Mortgage-backed	16,492	445	—	16,937

Total	$248,741	$3,407	$5,693	$246,455

The Corporation had pledged investments in the following amounts as of December 31:

	2009	2008
Pledged for public deposits and for other purposes necessary or required by law	$61,666	$18,000
Pledged to secure repurchase agreements	74,605	64,876

Total	$136,271	$82,876

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2009 are as follows:

	Amortized	Fair
	Cost	Value
Within 1 year	$7,852	$7,922
Over 1 year through 5 years	61,992	63,414
After 5 years through 10 years	65,292	66,783
Over 10 years	45,938	43,109

	181,074	181,228
Mortgage-backed securities	67,215	67,734
Collateralized mortgage obligations	10,296	10,104

	$258,585	$259,066

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.
Because of their variable payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to the sale of available-for-sale debt securities is as follows during the years ended December 31:

	2009	2008	2007
Proceeds from sales of securities	$32,204	$6,096	$5,396

Gross realized gains	$648	$24	$12
Gross realized losses	—	—	(31)

Net realized gains (losses )	$648	$24	$(19)

Applicable income tax (expense) benefit	$(220)	$(8)	$6

Information pertaining to available-for-sale securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$42	$7,960	$—	$—	$42
States and political subdivisions	2,536	11,459	54	2,267	2,590
Auction rate money market preferred	—	—	227	2,973	227
Preferred stocks	—	—	746	3,054	746
Mortgage-backed	119	25,395	—	—	119
Collateralized mortgage obligations	192	10,104	—	—	192

Total	$2,889	$54,918	$1,027	$8,294	$3,916

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$1	$999	$—	$—	$1
States and political subdivisions	620	27,015	51	2,705	671
Auction rate money market preferred	5,021	5,979	—	—	5,021

Total	$5,642	$33,993	$51	$2,705	$5,693

The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at estimated fair value. Due to market concentrations and general uncertainty in credit markets, these investments have become illiquid. As a result of the illiquidity of the markets for these securities, $7,800 converted to preferred stock with debt like characteristics in 2009.
Due to the illiquidity of these securities, the fair values were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2009 and 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the fact that the management asserts that it does not intend to sell the security in an unrealized loss position and it is more likely than not it will not have to sell the securities before recovery of its cost basis. These securities were also compared, when possible, to other securities with similar characteristics.
Due to the lack of marketability of certain investments, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses included, among other factors, the following criteria:
•	Has the value of the investment declined more than 20% based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Does management assert its ability and intent to hold the security until maturity?

•	Has the duration of the investment been extended by more than 7 years?
Based on the Corporation’s analysis using the above criteria, and the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position and that it is more likely than not the Corporation will not have sell the securities before recovery of its loss basis, management does not believe that the values of these or any other securities are other-than-temporarily impaired as of December 31, 2009 or 2008.
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
A summary of the major classifications of loans is as follows as of December 31:

	2009	2008
Mortgage loans on real estate
Residential 1-4 family	$207,560	$231,705
Commercial	224,176	200,398
Agricultural	38,236	31,656
Construction and land development	13,268	16,571
Second mortgages	34,255	46,103
Equity lines of credit	30,755	25,018

Total mortgage loans	548,250	551,451

Commercial and agricultural loans
Commercial	116,098	124,408
Agricultural production	26,609	26,347

Total commercial and agricultural loans	142,707	150,755

Consumer installment loans	32,359	33,179

Total loans	723,316	735,385
Less: allowance for loan losses	12,979	11,982

Loans, net	$710,337	$723,403

A summary of changes in the allowance for loan losses follows:

	Year Ended December 31
	2009	2008	2007
Balance at beginning of year	$11,982	$7,301	$7,605
Allowance of acquired bank	—	822	—
Loans charged off	(6,642)	(6,325)	(2,146)
Recoveries	1,546	684	631
Provision charged to income	6,093	9,500	1,211

Balance at end of year	$12,979	$11,982	$7,301

The following is a summary of information pertaining to impaired loans at December 31:

	2009	2008	2007
Impaired loans with a valuation allowance	$3,757	$7,378	$—
Impaired loans without a valuation allowance	8,897	6,465	4,841

Total impaired loans	$12,654	$13,843	$4,841

Valuation allowance related to impaired loans	$612	$1,413	$—
Total restructured loans	$4,977	$4,550	$685
Total nonaccrual loans	$8,522	$11,175	$4,156
Average investment in impaired loans	$13,249	$9,342	$4,491
Interest income recognized on impaired loans	$340	$171	$55
No additional funds are committed to be advanced in connection with impaired loans.
The following is a summary of loans accruing interest past due 90 days or more at December 31:

	2009	2008	2007
Accruing loans past due 90 days or more	$768	$1,251	$1,185

NOTE 6 — SERVICING
Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others was $307,656, $254,495, and $255,839 at December 31, 2009, 2008, and 2007 respectively. The fair value of servicing rights was determined using discount rates ranging from 7.50% to 9.00%, prepayment speeds ranging from 6.00% to 45.72%, depending upon the stratification of the specific right and weighted average default rates ranging from 0.0% to 25.7%. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.
The following table summarizes the carrying value and changes therein of mortgage servicing rights included in Other Assets as of December 31:

	2009	2008	2007
Balance at beginning of year	$2,105	$2,198	$2,155
Mortgage servicing rights capitalized	4,370	3,079	2,869
Accumulated amortization	(3,706)	(3,016)	(2,785)
Impairment valuation allowance	(149)	(156)	(41)

Balance at end of year	$2,620	$2,105	$2,198

Impairment losses (reversed) recognized	$(7)	$115	$5

NOTE 7 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 follows:

	2009	2008
Land	$4,614	$4,665
Buildings and improvements	20,478	18,653
Furniture and equipment	24,284	23,043

Total	49,376	46,361
Less: Accumulated depreciation	25,459	23,130

Premises and equipment, net	$23,917	$23,231

Depreciation expense amounted to $2,349, $2,171 and $1,960 in 2009, 2008, and 2007, respectively.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
The change in the carrying amount of goodwill for the year is as follows:

	2009	2008
Balance at January 1	$45,618	$25,889
Goodwill identified in GCFC acquisition (See Note 2)	—	21,319
Reclassification for goodwill contributed to CT / IBT Title Agency, LLC joint venture (See Note 2)	—	(1,590)

Balance at December 31	$45,618	$45,618

Identifiable intangible assets at year end were as follows:

	2009
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core deposit premium resulting from the Greenville acquisition in 2008	$1,480	$358	$1,122
Core deposit premium resulting from previous acquisitions	3,893	3,204	689

Total	$5,373	$3,562	$1,811

	2008
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core deposit premium resulting from the Greenville acquisition in 2008	1,480	$185	$1,295
Core deposit premium resulting from previous acquisitions	3,893	3,002	891

Total	$5,373	$3,187	$2,186

Amortization expense associated with identifiable intangible assets was $375, $415, and $278 in 2009, 2008, and 2007, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years and thereafter is as follows:

Year	Amount
2010	$338
2011	299
2012	261
2013	221
2014	183
Thereafter	509

$1,811

NOTE 9 — DEPOSITS
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Year	Amount
2010	$269,257
2011	47,053
2012	53,054
2013	32,959
2014	16,273
Thereafter	2,050

$420,646

Interest expense on time deposits greater than $100 was $5,246 in 2009, $6,525 in 2008, and $6,649 in 2007.
NOTE 10 — BORROWED FUNDS
Borrowed funds consist of the following obligations at December 31:

	2009	2008
Federal Home Loan Bank advances	$127,804	$150,220
Securities sold under agreements to repurchase without stated maturity dates	37,797	42,430
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000
Federal Reserve Bank discount window advance	7,500	—
Federal Funds purchased	—	9,700

	$193,101	$222,350

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family whole mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Bank.
The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2009		2008
	Amount	Rate	Amount	Rate
Fixed rate advances due 2009	—	—	42,215	1.89%
Fixed rate advances due 2010	28,320	4.52%	29,516	4.58%
One year putable advances due 2010	6,000	5.31%	5,000	5.18%
Fixed rate advances due 2011	10,206	3.96%	10,225	3.96%
One year putable advances due 2011	1,000	4.75%	1,000	4.75%
Fixed rate advances due 2012	17,000	2.97%	17,000	4.19%
One year putable advances due 2012	15,000	4.10%	5,000	4.07%
Fixed rate advances due 2013	5,278	4.14%	—	—
One year putable advances due 2013	5,000	3.15%	10,264	3.66%
Fixed rate advances due 2014	15,000	3.63%	5,000	4.38%
Fixed rate advances due 2015	25,000	4.63%	25,000	4.63%

	$127,804	4.11%	$150,220	3.68%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The U.S. government agency securities underlying the agreements have a carrying value and a fair value of $74,605 and $64,876 at December 31, 2009 and 2008, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.
The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2009		2008
	Amount	Rate	Amount	Rate
Repurchase agreements due 2010	$5,000	4.00%	$5,000	4.00%
Repurchase agreements due 2013	5,000	4.51%	5,000	4.51%
Repurchase agreements due 2014	10,000	3.19%	10,000	3.19%

	$20,000	3.72%	$20,000	3.72%

NOTE 11 — OTHER NONINTEREST EXPENSES
A summary of expenses included in Other Noninterest Expenses are as follows for the year ended December 31:

	2009	2008	2007
Director fees	$923	$867	$796
Marketing and advertising	833	844	670
Foreclosed asset and collection	831	698	269
Other, not individually significant	4,792	5,106	4,718

	$7,379	$7,515	$6,453

Individual items disclosed represent at least 1% of gross income in any one of the years ended December 31, 2009, 2008 and 2007.

NOTE 12 — FEDERAL INCOME TAXES
Components of the consolidated provision (benefit) for income taxes are as follows for the year ended December 31:

	2009	2008	2007
Currently payable	$1,487	$1,088	$1,304
Deferred (benefit) expense	(641)	(1,812)	301

Federal income tax expense (benefit)	$846	$(724)	$1,605

The reconciliation of the provision (benefit) for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax (benefit) expense is as follows for the year ended December 31:

	2009	2008	2007
Income taxes at 34% statutory rate	$2,940	$1,148	$3,242
Effect of nontaxable income	(2,265)	(2,088)	(1,782)
Effect of nondeductible expenses	171	216	145

Federal income tax expense (benefit)	$846	$(724)	$1,605

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

	2009	2008
Deferred tax assets
Allowance for loan losses	$3,482	$3,145
Deferred directors’ fees	2,251	1,930
Employee benefit plans	132	80
Core deposit premium and acquisition expenses	310	252
Net unrealized losses on trading securities	23	32
Net unrecognized actuarial loss on pension plan	1,084	1,211
Life insurance death benefit payable	804	804
Other	1,123	860

Total deferred tax assets	9,209	8,314

Deferred tax liabilities
Prepaid pension cost	900	951
Premises and equipment	665	620
Accretion on securities	54	45
Core deposit premium and acquisition expenses	642	506
Net unrealized gains on available-for-sale securities	494	930
Other	435	193

Total deferred tax liabilities	3,190	3,245

Net deferred tax assets	$6,019	$5,069

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by taxing authorities for years before 2006. There are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation does not have any amounts accrued for interest and penalties at December 31, 2009 and is not aware of any claims for such amounts by federal income tax authorities.
Included in other comprehensive income for the year ended December 31, 2009 and 2008 are unrealized gains of $4,048 and unrealized losses of $5,021, respectively, related to auction rate money market securities and preferred stock. For federal income tax purposes, these securities are considered equity investments for which no federal deferred income taxes are expected or recorded.
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

	Contract Amount
	2009	2008
Unfunded commitments under lines of credit	$111,711	$106,861
Commercial and standby letters of credit	6,509	6,429
Commitments to grant loans	9,645	10,228
Unfunded commitments under commercial lines of credit, revolving credit home equity lines of credit and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. The commitments for equity lines of credit may expire without being drawn upon. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed. A majority of such commitments are at fixed rates of interest; a portion is unsecured.
Commercial and standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions.
These commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the borrower. While the Corporation considers standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.
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
The Corporation’s exposure to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers. No significant losses are anticipated as a result of these commitments.

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
Outstanding derivative loan commitments expose the Corporation to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of undesignated interest rate lock commitments was $760 and $334 at December 31, 2009 and 2008, respectively.
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
The Corporation expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivate loan commitments. The notional amount of undesignated forward loan sale commitments was $3,041 and $1,232 at December 31, 2009 and 2008, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in the accompanying consolidated financial statements.
NOTE 15 — COMMITMENTS AND OTHER MATTERS
Banking regulations require banks to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2009 and 2008, the reserve balances amounted to $687 and $700, respectively.
Isabella Bank sponsors the IBT Foundation (the “Foundation”), which is a nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities serviced by Isabella Bank. The Bank periodically makes charitable contributions in the form of cash transfers to the Foundation. The Foundation is administered by members of the Isabella Bank Board of Directors. The assets and transactions of the Foundation are not included in the consolidated financial statements of Isabella Bank Corporation. During 2009, 2008, and 2007, the Corporation contributed $140, $78, and $0 respectively to the Foundation. The assets of the Foundation as of December 31, 2009 and 2008 were $985 and $953, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2009, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2010, the amount available for dividends without regulatory approval was approximately $10,591.
The Bank has obtained approval to borrow up to an additional $13,849 from the Federal Home Loan Bank (FHLB) of Indianapolis, based on the assets currently pledged as collateral. Under the terms of the agreement, the Bank may obtain advances at the stated rate at the time of the borrowings. The Bank has pledged eligible mortgage loans and U.S. Treasury and governmental agencies as collateral for any such borrowings.
NOTE 16 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Bank and the Federal Deposit Insurance Corporation (The Regulators). Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by The Regulators that if undertaken, could have a material effect on the Corporation’s and Bank’s financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that include quantitative measures of their assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. The Bank’s capital amounts and classifications are also subject to qualitative judgments by The Regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2009 and 2008, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2009, the most recent notifications from The Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Bank’s categories. The Corporation’s and the Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk weighted assets
Isabella Bank	$93,079	12.9%	$57,713	8.0%	$72,141	10.0%
Consolidated	102,285	14.1	58,213	8.0	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	84,012	11.6	28,856	4.0	43,285	6.0
Consolidated	93,141	12.8	29,106	4.0	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	84,012	7.8	42,813	4.0	53,516	5.0
Consolidated	93,141	8.6	43,326	4.0	N/A	N/A

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital to risk weighted assets
Isabella Bank	$89,192	12.4%	$57,666	8.0%	$72,082	10.0%
Consolidated	98,867	13.5	58,484	8.0	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	80,145	11.1	28,833	4.0	43,249	6.0
Consolidated	89,694	12.3	29,242	4.0	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	80,145	7.4	43,069	4.0	53,836	5.0
Consolidated	89,694	8.4	42,603	4.0	N/A	N/A
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
Subsequent to the decision to curtail the defined benefit plan, the Corporation decided to increase the contributions to the Corporation’s 401(k) plan effective January 1, 2007 (see “Other Employee Benefit Plans” on page 69).

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on the Corporation’s consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2009	2008
Change in benefit obligation
Benefit obligation, January 1	$8,436	$8,206
Interest cost	504	503
Actuarial loss	392	356
Benefits paid, including plan expenses	(435)	(629)

Benefit obligation, December 31	8,897	8,436

Change in plan assets
Fair value of plan assets, January 1	7,669	9,607
Investment return (loss)	1,121	(1,309)
Benefits paid, including plan expenses	(435)	(629)
Fair value of plan assets, December 31	8,355	7,669

Deficiency in funded status at December 31, included in other liabilities on the balance sheets	$(542)	$(767)

	2009	2008
Change in accrued pension benefit costs
(Accrued) prepaid benefit cost at January 1	$(767)	$1,401
Net periodic benefit (cost) income for the year	(149)	152
Net change in unrecognized actuarial loss and prior service cost	374	(2,320)

Accrued pension benefit cost at December 31	$(542)	$(767)

Amounts recognized as a component of accumulated other comprehensive loss consist of:

	December 31
	2009	2008	2007
Unrecognized pension cost	$374	$(2,320)	$2,890
Tax effect	(127)	788	(983)

Net	$247	$(1,532)	$1,907

The accumulated benefit obligation was $8,897 and $8,436 at December 31, 2009 and 2008, respectively.

The components of net periodic benefit cost and other pension related amounts recognized in other comprehensive income (loss) are as follows for the years ended December 31:

	2009	2008	2007
Net periodic benefit cost (income)
Service cost on benefits earned for services rendered during the year	$—	$—	$109
Interest cost on projected benefit obligation	503	503	489
Expected return on plan assets	(524)	(659)	(628)
Amortization of unrecognized actuarial net loss	170	4	32

Net periodic benefit cost (income)	$149	$(152)	$2

Accumulated other comprehensive loss at December 31, 2009 includes net unrecognized actuarial losses of $3,190, of which $153 is expected to be amortized into benefit cost during 2010.
Actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

	2009	2008	2007
Weighted average discount rate	5.87%	6.10%	6.44%
Expected long-term rate of return	6.00%	7.00%	7.00%
The actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

	2009	2008	2007
Discount rate	5.87%	6.10%	6.44%
Expected long-term return on plan assets	6.00%	7.00%	7.00%
As a result of the curtailment of the Plan, there is no rate of compensation increase considered in the above assumptions.
The expected long term rate of return is an estimate of anticipated future long term rates of return on plan assets as measured on a market value basis. Factors considered in arriving at this assumption include:
•	Historical longer term rates of return for broad asset classes.

•	Actual past rates of return achieved by the plan.

•	The general mix of assets held by the plan.

•	The stated investment policy for the plan.
The selected rate of return is net of anticipated investment related expenses.
Plan Assets
The Corporation’s overall investment strategy is to conservatively grow the portfolio by investing 40% of the portfolio in equity securities and 60% in fixed income securities. This strategy is designed to generate a long term rate of return of 6.0%. Equity securities primarily consist of the S&P 500 Index with a smaller allocation to the Small Cap and International Index. Fixed income securities are invested in the Bond Market Index. The Plan has appropriate assets invested in short term investments to meet near-term benefit payments.
The asset mix and the sector weighting of the investments are determined by the pension committee, which is comprised of members of management of the Corporation. Consultations are held with a third party investment advisor retained by the Corporation to manage the Plan. The Corporation reviews the performance of the advisor no less than annually.

The fair values of the Corporation’s pension plan assets as of December 31, 2009 by asset category are as follows:

	Fair Value Measurements at
	December 31, 2009
Description	Total	(Level 2)
Asset Category
Short-term investments	$70	$70
Common collective trusts
Fixed income	4,826	4,826
Equity investments	3,459	3,459

	$8,355	$8,355

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2009 and 2008:
•	Short-term investments: Shares of a money market portfolio, which is valued using amortized cost, which approximates fair value.

•	Common collective trusts: These investments are public investment securities valued using the net asset value (“NAV”) provided by a third party investment advisor. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.
The Corporation expects to contribute $47 to the pension plan in 2010.
Estimated future benefit payments are as follows for the next ten years:

Year	Amount
2010	$389
2011	386
2012	405
2013	404
2014	495
Years 2015 - 2019	2,908
The components of projected net periodic benefit cost are as follows for the year ended December 31:

2010
Interest cost on projected benefit obligation	531
Expected return on plan assets	(491)
Amortization of unrecognized actuarial net loss	153

Net periodic benefit cost	$193

Other Employee Benefit Plans
The Corporation maintains a nonqualified supplementary employee retirement plan (SERP) for qualified officers to provide supplemental retirement benefits to each participant. Expenses related to this program for 2009, 2008, and 2007 were $219, $206, and $202, respectively, and are being recognized over the participants’ expected years of service. As a result of curtailing Isabella Bank Corporation’s defined benefit plan in March 2007, the Corporation established an additional SERP to maintain the benefit levels for all employees that were at least forty years old and had at least 15 years of service. The cost to provide this benefit was $124, $128 and $120 for 2009, 2008 and 2007, respectively.
The Corporation maintains a non-leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Effective December 31, 2006, the ESOP was frozen to new participants. Contributions to the plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. In 2009 the Board approved a contribution to the ESOP of $50. Expenses related to the plans for 2009, 2008, and 2007 were $50, $0, and $115, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2009, 2008, and 2007 were 271,421, 271,520, and 149,154, respectively, were included in the computation of dividends and earnings per share in each of the respective years and have not been adjusted for the 10% stock dividend paid February 29, 2008.
The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered family. Medical claims are subject to a lifetime maximum of $5,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation’s experience. Expenses were $2,155 in 2009, $2,110 in 2008 and $1,804 in 2007.
The Corporation offers dividend reinvestment, and employee and director stock purchase plans. The dividend reinvestment plan allows shareholders to purchase previously unissued Isabella Bank Corporation common shares. The stock purchase plan allows employees and directors to purchase Isabella Bank Corporation common stock through payroll deduction. The number of shares reserved for issuance under these plans are 635,000, with 187,982 shares unissued at December 31, 2009, as adjusted for the 10% stock dividend paid February 29, 2008. During 2009, 2008 and 2007, 126,874 shares were issued for $2,396, 78,994 shares were issued for $2,879 and 63,233 shares were issued for $2,657, respectively, in cash pursuant to these plans, exclusive of the effects of the 10% stock dividend paid February 29, 2008.
401(k) Plan
The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 50% of their compensation subject to certain limits based on federal tax laws. The Corporation makes a 3.0% safe harbor contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor contributions and are 0% vested through their first two years of employment and are 100% vested after 6 years of service for matching contributions.
As a result of the curtailment of the defined benefit plan noted above, the Corporation decided to increase the contributions to the Corporation’s 401(k) plan effective January 1, 2007. For the year ended December 31, 2009, 2008 and 2007, expenses attributable to the Plan were $617, $543 and $439 respectively.
Equity Compensation Plan
Pursuant to the terms of the Deferred Compensation Plan for Directors (the “Plan”), directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees to the Plan. The fees are converted to stock units based on the fair market value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Plan as modified does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under this Plan. The Corporation may also purchase shares of common stock from the open market to meet its obligations under the Plan. As of December 31, 2009 and 2008, the Plan had 186,279 unissued shares valued at $3,530 and 186,766 unissued shares valued at $3,766, respectively, as adjusted for the 10% stock dividend paid on February 29, 2008, pursuant to the antidilution provisions required by the Plan.

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
As of December 31, 2009, the Trust held 30,626 shares of the Corporation’s common stock for settlement.
NOTE 18 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) includes net income as well as unrealized gains and losses, net of tax, on available-for-sale investment securities owned and changes in the funded status of the Corporation’s defined benefit pension plan, which are excluded from net income. Unrealized investment securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of comprehensive income for each of the years ended December 31, 2009, 2008, and 2007.
The following is a summary of the components comprising the balance of accumulated other comprehensive loss reported on the consolidated balance sheets as of December 31 (presented net of tax):

	2009	2008
Unrealized losses on available-for-sale investment securities	$(13)	$(3,216)
Unrecognized pension costs	(2,106)	(2,353)

Accumulated other comprehensive loss	$(2,119)	$(5,569)

NOTE 19 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank grants loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following:

	2009	2008
Beginning balance	$4,011	$10,461
New loans	5,033	3,488
Repayments	(4,902)	(9,938)

Ending balance	$4,142	$4,011

Total deposits of these principal officers and directors and their affiliates amounted to $7,090 and $8,317 at December 31, 2009 and 2008, respectively. In addition, Isabella Bank Corporation’s Employee Stock Ownership Plan (Note 17) held deposits with the Bank aggregating $219 and $370, respectively, at December 31, 2009 and 2008.
NOTE 20 — FINANCIAL INSTRUMENTS RECORDED AT FAIR VALUE
In February 2007, the FASB issued ASC Topic 825, “Financial Instruments". ASC Topic 825 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under ASC Topic 825, the Corporation may elect to measure many financial instruments and certain other assets and liabilities at fair value (“fair value option” — FVO). The fair value measurement option is not allowed for deposit or withdrawable on demand liabilities. If the use of fair value is elected, any upfront costs and fees related to the instrument must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and is generally made on an instrument-by-instrument basis, even if the Corporation has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings as of January 1, 2007. Subsequent to the adoption of ASC Topic 825, changes in fair value are recognized in earnings. Although ASC Topic 825 is effective for fiscal years beginning after November 15, 2007 and would have been required to be adopted by the Corporation in the first quarter of fiscal 2008, the Corporation elected to early adopt ASC Topic 825 effective January 1, 2007, the impact of which is detailed in the table below.
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
The Corporation also elected to report $7,256 of long-term, relatively high interest rate, Federal Home Loan Bank advances at their fair value upon the early adoption of ASC Topic 825 to provide a hedge against significant movement in interest rates.

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

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans, foreclosed assets, mortgage servicing rights and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy
Under fair value measurement and disclosure authoritative guidance, the Corporation groups assets and liabilities at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value, based on the prioritization of inputs in the valuation techniques. These levels are:
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
The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.
Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified
Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 2 securities include U.S. Treasury securities, mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities in active markets. Securities classified as Level 3 include securities in less liquid markets, including illiquid markets in some instances, and include auction rate money market preferred securities and preferred stocks.
The Corporation invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to continuing uncertainty in credit markets, these investments are illiquid. As a result of the illiquidity of the markets for these securities, $7,800 converted to preferred stock with debt like characteristics in 2009.
Due to the illiquidity of these securities, these assets were classified as Level 3 during 2008. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of December 31, 2009 and 2008. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, estimates of the next time the security is expected to have a successful auction, and the fact that the management asserts that it does not intend to sell the security in an unrealized loss position and it is more likely than not it will not have to sell the securities before recovery of its cost basis, as further described in Note 4 of Notes to Consolidated Financial Statements.
Mortgage Loans Available-for-Sale: Loans available for sale are carried at the lower of cost or market value. The fair value of loans held-for-sale is based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.
Loans: The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At December 31, 2009, impaired loans were evaluated based on the fair value of the collateral or based on the net present value of their expected cash flows. Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or the impairment is determined using the net present value of the expected cash flows, the Corporation classifies the impaired loan as nonrecurring Level 3 valuation.
Foreclosed Assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less estimated costs to sell. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral and as such, the Corporation classifies foreclosed assets as nonrecurring level 2 valuation. When a current appraisal is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring level 3 valuation.
Equity Securities Without Readily Determinable Fair Values: The Corporation has investments in equity securities without readily determinable fair values as well as an investment in a joint venture. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investment in a joint venture subjected to nonrecurring fair value adjustments as Level 3 valuation. During 2009 and 2008, there were no impairments recorded on equity securities without readily determinable fair values.
Mortgage Servicing Rights: Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 2 valuation.
Acquisition Intangibles and Goodwill: Intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3 valuation. During 2009 and 2008, there were no impairments recorded on goodwill and other acquisition intangible assets.
Other Borrowed Funds: The Corporation has elected to measure a portion of other borrowed funds at their fair value. These borrowings are recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowings rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as Level 2 valuation.
The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The table below represents the activity in Level 3 inputs measured on a recurring basis for the year ended December 31:

	2009	2008
Level 3 inputs — January 1	$5,021	$—
Transfers of securities into level 3 due to changes in the observability of significant inputs (illiquid markets)	—	11,000
Net unrealized gains (losses) on available-for-sale investment securities	5,006	(5,979)

Level 3 inputs — December 31	$10,027	$5,021

The tables below present the recorded amount of assets and liabilities measured at fair value on December 31:

	2009			2008
Description	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring Items
Trading securities
Government-sponsored enterprises	$—	$—	$—	$4,014	$4,014	$—
States and political subdivisions	9,962	9,962	—	11,556	11,556	—
Corporate	—	—	—	160	160	—
Mortgage-backed	3,601	3,601	—	6,045	6,045	—

Total trading securities	13,563	13,563	—	21,775	21,775	—

Available-for-sale investment securities
U.S. Government and federal agencies	—	—	—	4,083	4,083	—
Government-sponsored enterprises	19,471	19,471	—	62,988	62,988	—
States and political subdivisions	151,730	151,730	—	149,323	149,323	—
Corporate	—	—	—	7,145	7,145	—
Auction rate money market preferred	2,973	—	2,973	5,979	—	5,979
Preferred stock	7,054	—	7,054	—	—	—
Mortgage-backed	67,734	67,734	—	16,937	16,937	—
Collateralized mortgage obligations	10,104	10,104	—	—	—	—

Total available-for-sale investment securities	259,066	249,039	10,027	246,455	240,476	5,979
Mortgage loans available for sale	2,281	2,281	—	898	898	—
Borrowed funds	17,804	17,804	—	23,130	23,130	—
Nonrecurring Items
Impaired loans	12,654	—	12,654	13,843	—	13,843
Mortgage servicing rights	2,620	2,620	—	2,105	2,105	—
Foreclosed assets	1,157	1,157	—	2,923	2,923	—

	$309,145	$286,464	$22,681	$311,129	$291,307	$19,822

Percent of assets and liabilities measured at fair value		92.66%	7.34%		93.63%	6.37%

In certain previous Form 10-Q and Form 10-K filings the Corporation disclosed that a portion of trading securities, available-for-sale investment securities and other borrowed funds were measured at Level 1 and at Level 3. The Corporation recently determined that documentation provided to the Corporation by its third party securities pricing vendor more closely reflects a Level 2 categorization than Level 1 and Level 3 as previously reported. No significant measurement methodology changes have been made by the Corporation’s securities pricing vendor. As a result, $10,175 of trading securities, $89,507 of available-for-sale investment securities and $23,130 of other borrowed funds were reclassified from Level 1 to Level 2 classification as of December 31, 2008. Furthermore, $14,370 of available-for-sale investment securities were reclassified from Level 3 to Level 2 classification as of December 31, 2008
The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which impairment was recognized in the years ended December 31, 2009 and 2008, are summarized as follows:

	2009			2008
	Trading			Trading
	Gains and	Other Gains		Gains and	Other Gains
Description	(Losses)	and (Losses)	Total	(Losses)	and (Losses)	Total
Recurring Items
Trading securities	$80	$—	$80	$245	$—	$245
Other borrowed funds	—	289	289	—	(641)	(641)
Nonrecurring Items
Impaired loans	—	—	—	—	(71)	(71)
Mortgage servicing rights	—	7	7	—	(115)	(115)
Foreclosed assets	—	(157)	(157)	—	(231)	(231)

			$219			$(813)

During 2008, primarily as a result of declines in the rates offered on new residential mortgage loans, the Corporation recorded impairment charges of $115 related to the carrying value of its mortgage servicing rights, in accordance with authoritative guidance related to mortgage servicing assets. This decline in offering rates decreased the expected lives of the loans serviced and in turn decreased the value of the serving rights.
The impairment charges to foreclosed assets were the result of the real estate held declining in value subsequent to the properties being transferred to other real estate.
The activity in the trading portfolio of investment securities was as follows for the years ended December 31:

	2009	2008
Purchases	$—	$11,010
Sales, calls, and maturities	(8,292)	(14,544)
Net change in fair market value	80	245

Total	$(8,212)	$(3,289)

The net gain on trading securities represents mark-to-market adjustments. Included in the net trading gains of $80 during 2009, was $38 of net trading gains on securities that were held in the Corporation’s trading portfolio as of December 31, 2009.
The activity in borrowings carried at fair value was as follows for years ended December 31, 2009 and 2008:

	2009	2008
Issuances	$—	$15,000
Sales, calls, and maturities	(5,037)	(34)
Net change in fair value	(289)	641

Total	$(5,326)	$15,607

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
Cash and cash equivalents: The carrying amounts of cash and short-term instrument, including Federal funds sold, approximate fair values.
Interest bearing balances held in other financial institutions: Interest bearing balances held in other financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. The fair values of these instruments approximate the carrying amounts.
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
Mortgage servicing rights: The carrying amounts for mortgage servicing rights are reported in the consolidated balance sheets under “Other Assets”. Fair value is determined using prices for similar assets with similar characteristics when applicable, or based upon discounted cash flow analyses.
Deposits: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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
Borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of the Corporation’s other borrowings are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing arrangements.
Accrued interest: The carrying amounts of accrued interest approximate fair value.

Derivative financial instruments: Fair values for derivative loan commitments and forward loan sale commitments are based on fair values of the underlying mortgage loans and the probability of such commitments being exercised.
Commitments to extend credit, standby letters of credit and undisbursed loans: Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standings. The Corporation does not charge fees for lending commitments; thus it is not practicable to estimate the fair value of these instruments.
The following sets forth the estimated fair value and recorded carrying values of the Corporation’s financial instruments as of December 31:

	2009		2008
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$22,706	$22,706	$22,979	$22,979
Interest bearing balances held in other financial institutions	7,156	7,156	575	575
Trading securities	13,563	13,563	21,775	21,775
Investment securities available for sale	259,066	259,066	246,455	246,455
Mortgage loans available for sale	2,294	2,281	905	898
Net loans	719,604	710,337	743,110	723,403
Accrued interest receivable	5,832	5,832	6,322	6,322
Mortgage servicing rights	2,620	2,620	2,105	2,105
Foreclosed assets	1,157	1,157	2,923	2,923

LIABILITIES
Deposits with no stated maturities	382,006	382,006	394,042	394,042
Deposits with stated maturities	424,048	420,646	387,291	381,588
Borrowed funds	195,179	193,101	230,130	222,350
Accrued interest payable	1,143	1,143	1,334	1,334

NOTE 22 — PARENT COMPANY ONLY FINANCIAL INFORMATION

	December 31
Condensed Balance Sheets	2009	2008
ASSETS
Cash on deposit at subsidiary Bank	$172	$1,144
Securities available for sale	2,073	2,140
Investments in subsidiaries	89,405	82,673
Premises and equipment	2,346	2,043
Other assets	53,644	52,096

TOTAL ASSETS	$147,640	$140,096

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$6,837	$5,620
Shareholders’ equity	140,803	134,476

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$147,640	$140,096

	Year Ended December 31
Condensed Statements of Income	2009	2008	2007
Income
Dividends from subsidiaries	$6,100	$5,800	$15,975
Interest income	77	88	177
Management fee and other	993	1,011	1,517

Total income	7,170	6,899	17,669
Expenses	3,907	3,989	3,890

Income before income tax benefit and equity in undistributed earnings of subsidiaries	3,263	2,910	13,779
Federal income tax benefit	976	905	773

	4,239	3,815	14,552
Undistributed earnings (distributions in excess of earnings) of subsidiaries	3,561	286	(6,622)

Net income	$7,800	$4,101	$7,930

	Year Ended December 31
Condensed Statements of Cash Flows	2009	2008	2007
OPERATING ACTIVITIES
Net income	$7,800	$4,101	$7,930
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(3,561)	(286)	6,622
Share based payment awards	677	603	758
Depreciation	163	294	592
Net amortization of investment securities	6	5	4
Deferred income tax (benefit) expense	(570)	162	(165)
Changes in operating assets and liabilities which provided (used) cash
Interest receivable	—	1	(2)
Other assets	(748)	(817)	(776)
Accrued interest and other expenses	517	583	(389)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,284	4,646	14,574
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	110	110	595
Purchases	—	—	(266)
(Purchases) sales of equipment and premises	(466)	1,300	(1,135)
Advances to subsidiaries	—	(11,927)	(50)

NET CASH USED IN INVESTING ACTIVITIES	(356)	(10,517)	(856)
FINANCING ACTIVITIES
Net increase in other borrowed funds	700	1,836	—
Cash dividends paid on common stock	(5,256)	(4,873)	(4,304)
Proceeds from the issuance of common stock	2,479	2,476	2,657
Common stock repurchased	(2,056)	(6,440)	(1,881)
Common stock purchased for deferred compensation obligations	(767)	(249)	—

NET CASH USED IN FINANCING ACTIVITIES	(4,900)	(7,250)	(3,528)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(972)	(13,121)	10,190
Cash and cash equivelants at beginning of year	1,144	14,265	4,075

CASH AND CASH EQUIVALENTS AT END OF YEAR	$172	$1,144	$14,265

NOTE 23 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. Retail banking operations for 2009, 2008, and 2007 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, no additional segment information is presented.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 8 A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2009, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.
Changes in Internal Control
The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2009.
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
Based upon these criteria, we believe that, as of December 31, 2009, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson, P.C., has audited our 2009 consolidated financial statements. Rehmann Robson, P.C. was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson, P.C. has issued an unqualified audit opinion on our 2009 consolidated financial statements as a result of the audit and also has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.
Isabella Bank Corporation
By:

/s/ Richard J. Barz Richard J. Barz
Chief Executive Officer
March 1, 2010

/s/ Dennis P. Angner Dennis P. Angner
President and Chief Financial Officer
March 1, 2010
Item 8 B. Other Information
None
Part III
Item 9. Directors and Executive Officers and Corporate Governance
For information concerning directors and certain executive officers of the Corporation, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s 2009 Annual Meeting Proxy Statement (“Proxy Statement”) which is incorporated herein by reference.
For Information concerning the Corporation’s Audit Committee financial experts, see “Committees of the Board of Directors and Meeting Attendance” in the Proxy Statement which is incorporated herein by reference.
The Corporation has adopted a Code of Business Conduct and Ethics that applies to the Corporation’s Chief Executive Officer and Chief Financial Officer. The Corporation shall provide to any person without charge upon request, a copy of its Code of Business Conduct and Ethics. Written requests should be sent to: Secretary, Isabella Bank Corporation, 401 N. Main Street, Mount Pleasant, Michigan 48858.
Item 10. Executive Compensation
For information concerning executive compensation, see “Executive Officers,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” and “Remuneration of Directors” in the Proxy Statement which is incorporated herein by reference.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
For information concerning the security ownership of certain owners and management, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2009, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Number of Securities
Remaining
	Number of Securities		Available for Future
	to be Issued	Weighted Average	Issuance
	Upon Exercise of	Exercise Price	Under Equity
	Outstanding	of Outstanding	Compensation Plans
	Options, Warrants,	Options, Warrants,	(Excluding Securities
	and Rights	and Rights	Reflected in Column (A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by Shareholders: None	—	—	—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan*	186,279	(1) (2)	(1) (2)

Total	186,279

(1)	Pursuant to the terms of the Deferred Director fee plan, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees. Deferred fees are converted on a quarterly basis into stock units of the Corporation’s common stock. The fees are converted to stock units based on the fair value purchase price for a share of common stock under the Corporation’s Dividend Reinvestment Plan. Stock units credited to a participant’s account are eligible for stock and cash dividends as declared. Upon retirement from the board, a participant is eligible to receive one share of common stock for each one stock unit. The Plan as modified does not allow for cash settlement, and therefore such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under this Plan. As of December 31, 2009, 186,279 shares were to be issued under the plan, as adjusted for the 10% stock dividend paid on February 29, 2008 pursuant to an existing antidilution provision required by the plan.

(2)	30,626 shares are held in a Rabbi Trust to be held for the benefit of participants pursuant to the deferred director compensation plan. Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

*	As adjusted for the 10% stock dividend paid February 29, 2008.
Item 12. Certain Relationships and Related Transactions, and Director Independence
For information, see “Indebtedness of and Transactions with Management” and “Election of Directors” in the Proxy Statement, which is incorporated herein by reference.
Item 13. Principal Accountant Fees and Services
For information concerning the principal accountant fees and services see “Fees for Professional Services Provided by Rehmann Robson, P.C.” and “Pre-approval Policies and Procedures” in the Proxy Statement which is incorporated herein by reference.

Part IV
Item 14. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements:
     The following consolidated financial statements and independent auditors’ report thereon of Isabella Bank Corporation are incorporated by reference in Item 7:
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
3.	See the exhibits listed below under Item 14(b):
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
3(h) Amendment to Bylaws (10)
3(i) Amendment to Bylaws (11)
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
10(c)    Isabella Bank Corporation Retirement Bonus Plan (9)*
14         Code of Business Conduct and Ethics (5)
21         Subsidiaries of the Registrant
23         Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm
31(a)    Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31(b)    Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer
32         Section 1350 Certification of Chief Executive Officer and Principal Financial Officer

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, dated March 12, 1991, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, dated March 26, 1994, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, dated March 22, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, dated March 27, 2001, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated April 25, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, dated March 16, 2005, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated November 20, 2006, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated May 14, 2008, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated December 17, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated August 28, 2009, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, dated December 23, 2009, and incorporated herein by reference.

*	Management Contract or Compensatory Plan or Arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

by:	/s/ Richard J. Barz Richard J. Barz	Date: March 1, 2010
Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner Dennis P. Angner	President and Chief Financial Officer and Director	March 1, 2010

/s/ Jeffrey Barnes Jeffrey Barnes	Director	March 1, 2010

/s/ Richard J. Barz Richard J. Barz	Chief Executive Officer and Director	March 1, 2010

/s/ Sandra L. Caul Sandra L. Caul	Director	March 1, 2010

/s/ James C. Fabiano James C. Fabiano	Director	March 1, 2010

/s/ G. Charles Hubscher G. Charles Hubscher	Director	March 1, 2010

/s/ Joseph LaFramboise Joseph LaFramboise	Director	March 1, 2010

/s/ Thomas Kleinhardt Thomas Kleinhardt	Director	March 1, 2010

/s/ Theodore W. Kortes Theodore W. Kortes	Director	March 1, 2010

/s/ David J. Maness David J. Maness	Director	March 1, 2010

Signatures	Capacity	Date

/s/ W. Joseph Manifold W. Joseph Manifold	Director	March 1, 2010

/s/ W. Michael McGuire W. Michael McGuire	Director	March 1, 2010

/s/ Dianne Morey Dianne Morey	Director	March 1, 2010

/s/ William J. Strickler William J. Strickler	Director	March 1, 2010

/s/ Dale Weburg Dale Weburg	Director	March 1, 2010

Isabella Bank Corporation
FORM 10-K
Index to Exhibits

Exhibit		Form 10-K
Number	Exhibit	Page Number

21	Subsidiaries of the Registrant	88

23	Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm	89

31 (a)	Certification pursuant to Rule 13a – 14(a) of the Chief Executive Officer	90

31 (b)	Certification pursuant to Rule 13a – 14(a) of the Chief Financial Officer	91

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	92