Form 10-Q
period 2010-03-31
ISABELLA BANK CORP
filed 2010-05-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2010
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
Common Stock no par value, 7,543,502 as of April 19, 2010

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	March 31	December 31
	2010	2009
ASSETS
Cash and demand deposits due from banks	$19,038	$22,706
Certificates of deposit held in other financial institutions	6,580	7,156
Trading securities	9,611	13,563
Investment securities available-for-sale (amortized cost of $275,309 in 2010; $258,585 in 2009)	277,094	259,066
Mortgage loans available-for-sale	482	2,281
Loans
Agricultural	65,866	64,845
Commercial	347,125	340,274
Installment	32,285	32,359
Residential real estate mortgage	280,889	285,838

Total loans	726,165	723,316
Less allowance for loan losses	12,987	12,979

Net loans	713,178	710,337
Premises and equipment	24,281	23,917
Corporate-owned life insurance policies	16,840	16,782
Accrued interest receivable	6,338	5,832
Acquisition intangibles and goodwill, net	47,343	47,429
Equity securities without readily determinable fair values	17,783	17,921
Other assets	16,970	16,954

TOTAL ASSETS	$1,155,538	$1,143,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$95,440	$96,875
NOW accounts	129,824	128,111
Certificates of deposit under $100 and other savings	408,406	389,644
Certificates of deposit over $100	185,866	188,022

Total deposits	819,536	802,652
Borrowed funds ($17,748 in 2010 and $17,804 in 2009 at fair value)	185,707	193,101
Accrued interest and other liabilities	7,825	7,388

Total liabilities	1,013,068	1,003,141

Shareholders’ equity
Common stock — no par value
15,000,000 shares authorized; outstanding —7,543,506 (including 25,880 shares to be issued) in 2010 and 7,535,193 (including 30,626 shares to be issued) in 2009	133,640	133,443
Shares to be issued for deferred compensation obligations	4,493	4,507
Retained earnings	5,641	4,972
Accumulated other comprehensive loss	(1,304)	(2,119)

Total shareholders’ equity	142,470	140,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,155,538	$1,143,944

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
			Issued for		Accumulated
	Common		Deferred		Other
	Stock Shares	Common	Compensation	Retained	Comprehensive
	Outstanding	Stock	Obligations	Earnings	Loss	Totals
Balances, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	1,329	596	1,925
Issuance of common stock	20,977	478	—	—	—	478
Common stock issued for deferred compensation obligations	10,067	274	(144)	—	—	130
Share-based payment awards under equity compensation plan	—	—	184	—	—	184
Common stock purchased for deferred compensation obligations	—	(186)	—	—	—	(186)
Common stock repurchased pursuant to publicly announced repurchase plan	(24,428)	(568)	—	—	—	(568)
Cash dividends ($0.12 per share)	—	—	—	(904)	—	(904)

Balances, March 31, 2009	7,525,472	$133,600	$4,055	$2,853	$(4,973)	$135,535

Balances, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	2,023	815	2,838
Issuance of common stock	29,147	736	—	—	—	736
Common stock issued for deferred compensation obligations	13,331	247	(195)	—	—	52
Share-based payment awards under equity compensation plan	—	—	181	—	—	181
Common stock purchased for deferred compensation obligations	—	(157)	—	—	—	(157)
Common stock repurchased pursuant to publicly announced repurchase plan	(34,165)	(629)	—	—	—	(629)
Cash dividends ($0.18 per share)	—	—	—	(1,354)	—	(1,354)

Balances, March 31, 2010	7,543,506	$133,640	$4,493	$5,641	$(1,304)	$142,470

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended
	March 31
	2010	2009
Interest income
Loans, including fees	$11,517	$11,898
Investment securities
Taxable	1,279	1,287
Nontaxable	1,094	1,163
Trading account securities	105	206
Federal funds sold and other	104	119

Total interest income	14,099	14,673
Interest expense
Deposits	2,883	3,627
Borrowings	1,517	1,601

Total interest expense	4,400	5,228

Net interest income	9,699	9,445
Provision for loan losses	1,207	1,472

Net interest income after provision for loan losses	8,492	7,973

Noninterest income
Service charges and fees	1,628	1,349
Gain on sale of mortgage loans	93	268
Net (loss) gain on trading securities	(1)	87
Net gain on borrowings measured at fair value	56	143
Gain on sale of available-for-sale investment securities	56	221
Other	335	289

Total noninterest income	2,167	2,357

Noninterest Expenses
Compensation and benefits	4,595	4,676
Occupancy	562	529
Furniture and equipment	1,031	1,016
FDIC insurance premiums	306	885
Other	1,860	1,938

Total noninterest expenses	8,354	9,044

Income before federal income tax expense (benefit)	2,305	1,286
Federal income tax expense (benefit)	282	(43)

NET INCOME	$2,023	$1,329

Earnings per share
Basic	$0.27	$0.18

Diluted	$0.26	$0.17

Cash dividends per basic share	$0.18	$0.12

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31
	2010	2009
Net income	$2,023	$1,329

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	1,360	622
Reclassification adjustment for net realized gains included in net income	(56)	(221)

Net unrealized gains	1,304	401
Tax effect	(489)	195

Other comprehensive income, net of tax	815	596

COMPREHENSIVE INCOME	$2,838	$1,925

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31
	2010	2009
OPERATING ACTIVITIES
Net income	$2,023	$1,329
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	1,207	1,472
Impairment of foreclosed assets	77	—
Depreciation	598	582
Amortization and impairment of originated mortgage servicing rights	39	491
Amortization of acquisition intangibles	86	95
Net amortization of available-for-sale investment securities	203	175
Realized gain on sale of available-for-sale investment securities	(56)	(221)
Unrealized losses (gains) on trading securities	1	(87)
Unrealized gains on borrowings measured at fair value	(56)	(143)
Increase in cash value of corporate owned life insurance policies	(148)	(165)
Realized gain on redemption of corporate owned life insurance policies	(21)	—
Share-based payment awards under equity compensation plan	181	184
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	3,951	2,683
Mortgage loans available-for-sale	1,799	(5,502)
Accrued interest receivable	(506)	(201)
Other assets	(399)	(1,429)
Accrued interest and other liabilities	437	1,039

Net cash provided by operating activities	9,416	302

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	576	(4,673)
Activity in available-for-sale securities
Maturities, calls, and sales	20,051	40,906
Purchases	(36,922)	(38,231)
Loan principal (originations) collections, net	(5,018)	9,913
Proceeds from sales of foreclosed assets	886	487
Purchases of premises and equipment	(962)	(1,108)
Proceeds from redemption of corporate owned life insurance policies	111	—

Net cash (used in) provided by investing activities	(21,278)	7,294

FINANCING ACTIVITIES
Net increase in deposits	16,884	4,484
Net decrease in other borrowed funds	(7,338)	(18,947)
Cash dividends paid on common stock	(1,354)	(904)
Proceeds from issuance of common stock	541	334
Common stock repurchased	(382)	(294)
Common stock purchased for deferred compensation obligations	(157)	(186)

Net cash provided by (used in) financing activities	8,194	(15,513)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,668)	(7,917)
Cash and cash equivalents at beginning of period	22,706	22,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,038	$15,062

Supplemental cash flows information:
Interest paid	$4,428	$5,286
Transfer of loans to foreclosed assets	970	515
See notes to interim condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2009.
All amounts except share and per share amounts have been rounded to the nearest thousand ($000) in this report.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2009.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 715, “Compensation – Retirement Benefits.” In January 2010, ASC Topic 715 was amended by Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below). The new guidance was effective for interim and annual periods after January 1, 2010 and had no impact on the Corporation’s consolidated interim financial statements.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and had no impact on the Corporation’s consolidated interim financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” In January 2010, ASC Topic 820 was amended by ASU No. 2010-6, to add new disclosures for: (1) Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) Presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity as net).
ASU No. 2010-6 also clarifies existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
The new authoritative guidance was effective for interim and annual reporting periods beginning January 1, 2010 except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which will be effective January 1, 2011. The new guidance did not, and is not anticipated to, have a significant impact on the Corporation’s consolidated financial statements.
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no impact on the Corporation’s consolidated interim financial statements.
NOTE 3 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted–average number of common shares outstanding during the period, which includes shares held in a Trust controlled by the Corporation. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director Fee Plan.
Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31
	2010	2009
Average number of common shares outstanding for basic calculation	7,540,735	7,521,271
Potential effect of shares in the Deferred Director Fee Plan (1)	182,386	190,896

Average number of common shares outstanding used to calculate diluted earnings per common share	7,723,121	7,712,167

Net income	$2,023	$1,329

Earnings per share
Basic	$0.27	$0.18

Diluted	$0.26	$0.17

(1)	Exclusive of shares held in a Trust controlled by the Corporation
NOTE 4 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at:

	March 31	December 31
	2010	2009
States and political subdivisions	$9,611	$9,962
Mortgage-backed	—	3,601

Total	$9,611	$13,563

NOTE 5 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available for sale, with gross unrealized gains and losses, are as follows at:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$19,377	$108	$37	$19,448
States and political subdivisions	146,745	4,247	2,593	148,399
Auction rate money market preferred	3,200	—	451	2,749
Preferred stocks	7,800	—	655	7,145
Mortgage-backed	77,818	1,267	121	78,964
Collateralized mortgage obligations	20,369	96	76	20,389

Total	$275,309	$5,718	$3,933	$277,094

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government-sponsored enterprises	$19,386	$127	$42	$19,471
States and political subdivisions	150,688	3,632	2,590	151,730
Auction rate money market preferred	3,200	—	227	2,973
Preferred stocks	7,800	—	746	7,054
Mortgage-backed	67,215	638	119	67,734
Collateralized mortgage obligations	10,296	—	192	10,104

Total	$258,585	$4,397	$3,916	$259,066

The Corporation had pledged investments in the following amounts at:

	March 31	December 31
	2010	2009
Pledged to secure other borrowed funds	$102,819	41,612
Pledged to secure repurchase agreements	72,157	74,605
Pledged for public deposits and for other purposes necessary or required by law	23,805	20,054

Total	$198,781	$136,271

Despite a decline in borrowed funds of $7,394 since December 31, 2009, the Corporation increased the level of securities pledged to secure other borrowed funds and repurchase agreements by $58,759 since December 31, 2009. This additional pledging has enhanced the Corporation’s liquidity position as it allows for an increased availability of borrowed funds.

The amortized cost and fair value of available-for-sale securities by contractual maturity at March 31, 2010 are as follows:

	Amortized	Fair
	Cost	Value
Within 1 year	$10,914	$11,088
Over 1 year through 5 years	48,816	50,443
After 5 years through 10 years	74,281	75,990
Over 10 years	43,111	40,220

	177,122	177,741
Mortgage-backed securities	77,818	78,964
Collateralized mortgage obligations	20,369	20,389

	$275,309	$277,094

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.
Because of their variable payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to the sale of available-for-sale debt securities is as follows during the three month periods ended:

	March 31
	2010	2009
Proceeds from sales of securities	$3,632	$7,690

Gross realized gains	$59	$221
Gross realized losses	(3)	—

Net realized gains (losses)	$56	$221

Applicable income tax (expense) benefit	$(19)	$(75)

Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	March 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$37	$4,961	$—	$—	$37
States and political subdivisions	2,531	9,574	62	2,665	2,593
Auction rate money market preferred	—	—	451	2,749	451
Preferred stocks	—	—	655	1,145	655
Mortgage-backed	121	15,005	—	—	121
Collateralized mortgage obligations	76	15,241	—	—	76

Total	$2,765	$44,781	$1,168	$6,559	$3,933

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government-sponsored enterprises	$42	$7,960	$—	$—	$42
States and political subdivisions	2,536	11,459	54	2,267	2,590
Auction rate money market preferred	—	—	227	2,973	227
Preferred stocks	—	—	746	3,054	746
Mortgage-backed	119	25,395	—	—	119
Collateralized mortgage obligations	192	10,104	—	—	192

Total	$2,889	$54,918	$1,027	$8,294	$3,916

The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at estimated fair value. Due to market concentrations and general uncertainty in credit markets, the trading for these securities has been limited. As a result of the limited trading of these securities, $7,800 converted to preferred stock with debt like characteristics in 2009.
Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis or other type of valuation adjustment methodology as of March 31, 2010 and December 31, 2009. These analyses consider, among other factors, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and estimates of the next time the security is expected to have a successful auction. As of March 31, 2010, the Corporation had a preferred stock security with a decline in fair market value resulting from the security’s interest rate, as it is significantly lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair market value of these securities are the result of interest rates and not the underlying credit quality of the security, it does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of its cost basis.
As of March 31, 2010 and December 31, 2009, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:
•	Has the value of the investment declined more than 20% based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Does management assert that it does not intend to sell and will not have to sell the security until recovery of its cost basis?

•	Has the duration of the investment been extended by more than 7 years?
Based on the Corporation’s analysis using the above criteria, and the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position and that it is more likely than not the Corporation will not have sell the securities before recovery of its cost basis, management does not believe that the values of any securities are other-than-temporarily impaired as of March 31, 2010 or December 31, 2009.

NOTE 6 — OTHER NONINTEREST EXPENSES
A summary of expenses included in Other Noninterest Expenses are as follows for the three month periods ended March 31:

	2010	2009
Marketing and community relations	$372	$184
Audit and SOX compliance fees	245	187
Directors fees	209	221
Foreclosed asset and collection	199	164
Education and travel	114	78
Printing and supplies	96	220
Amortization of deposit premium	86	95
Postage and freight	83	127
Legal	83	117
Consulting	46	50
All other	327	495

Total other	1,860	1,938

NOTE 7 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three month periods ended March 31:

	2010	2009
Income taxes at 34% statutory rate	$784	$437
Effect of nontaxable income	(506)	(491)
Effect of nondeductible expenses	4	11

Federal income tax expense (benefit)	$282	$(43)

Included in other comprehensive income for the three month periods ended March 31, 2010 and 2009 are unrealized losses of $133 and gains of $971, respectively, related to auction rate preferred stock investment securities and preferred stocks. For federal income tax purposes, these securities are considered equity investments for which no deferred federal income taxes are expected or recorded.
NOTE 8 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non-contributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation expects to contribute $47 to the pension plan in 2010.
Following are the components of net periodic benefit cost for the three month periods ended March 31:

	2010	2009
Interest cost on projected benefit obligation	$133	$126
Expected return on plan assets	(123)	(131)
Amortization of unrecognized actuarial net loss	38	43

Net periodic benefit cost	$48	$38

NOTE 9 —FAIR VALUE
Financial Instruments Recorded at Fair Value
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, mortgage loans available-for-sale and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as loans held-for-sale, impaired loans, foreclosed assets, originated mortgage servicing rights and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
Fair Value Hierarchy
Under fair value measurement and disclosure authoritative guidance, the Corporation groups assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value, based on the prioritization of inputs in the valuation techniques. These levels are:
Level 1:	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2:	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3:	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.
The assets or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs

The tables below present the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2010			December 31, 2009
Description	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring items
Trading securities States and political subdivisions	$9,611	$9,611	$—	$9,962	$9,962	$—
Mortgage-backed	—	—	—	3,601	3,601	—

Total trading securities	9,611	9,611	—	13,563	13,563	—

Available-for-sale investment securities
Government-sponsored enterprises	19,448	19,448	—	19,471	19,471	—
States and political subdivisions	148,399	148,399	—	151,730	151,730	—
Auction rate money market preferred	2,749	—	2,749	2,973	—	2,973
Preferred stock	7,145	—	7,145	7,054	—	7,054
Mortgage-backed	78,964	78,964	—	67,734	67,734	—
Collateralized mortgage obligations	20,389	20,389	—	10,104	10,104	—

Total available-for-sale investment securities	277,094	267,200	9,894	259,066	249,039	10,027
Borrowed funds	17,748	17,748	—	17,804	17,804	—
Nonrecurring items
Impaired loans	13,321	—	13,321	12,654	—	12,654
Foreclosed assets	1,164	1,164	—	1,157	1,157	—
Originated mortgage servicing rights	1,991	1,991	—	2,620	2,620	—

	$320,929	$297,714	$23,215	$306,864	$284,183	$22,681

Percent of assets and liabilities measured at fair value		92.77%	7.23%		92.61%	7.39%

As of March 31, 2010 and December 31, 2009, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.
Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified
Cash and demand deposits due from banks: The carrying amounts of cash and short-term investments, including Federal funds sold approximate fair values.
Certificates of deposit held in other financial institutions: Interest bearing balances held in other financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics.
Investment Securities: Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 2 securities include U.S. Treasury securities, mortgage-backed securities issued by government-sponsored entities, municipal bonds and corporate debt securities in active markets. Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks.
As discussed above, the Corporation invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at fair value. Due to continuing uncertainty in credit markets, the trading for these investments has been limited, and as such, these investments have been classified as Level 3 since the third quarter of 2008.

Mortgage Loans Available-for-Sale: Loans available for sale are carried at the lower of cost or market value. The fair value of loans held-for-sale is based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.
Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans (e.g.: real estate mortgage, agricultural, commercial, and installment) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Impaired loans, where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, or the impairment is determined using the net present value of the expected cash flows, the Corporation classifies the impaired loan as nonrecurring Level 3 valuation.
Accrued interest: The carrying amounts of accrued interest approximate fair value.
Acquisition Intangibles and Goodwill: Intangible assets are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3 valuation. During 2010 and 2009, there were no impairments recorded on goodwill and other acquisition intangible assets.
Equity Securities Without Readily Determinable Fair Values: The Corporation has investments in equity securities without readily determinable fair values as well as an investment in a joint venture. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investment in a joint venture subjected to nonrecurring fair value adjustments as Level 3 valuation. During 2010 and 2009, there were no impairments recorded on equity securities without readily determinable fair values.
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
Originated Mortgage Servicing Rights: Loan servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subjected to nonrecurring fair value adjustments as Level 2 valuation.
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
The table below represents the activity in investment securities available-for-sale measured with Level 3 inputs on a recurring basis for the three month periods ended March 31:

	2010	2009
Level 3 inputs — January 1	$10,027	$5,021
Net unrealized (losses) gains	(133)	1,929

Level 3 inputs — March 31	$9,894	$6,950

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three month periods ended March 31, 2010 and 2009, are summarized as follows:

	Three Months Ended March 31
	2010			2009
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring items
Trading securities	$(1)	$—	$(1)	$87	$—	$87
Borrowed funds	—	56	56	—	143	143
Nonrecurring items
Foreclosed assets	—	(77)	(77)	—	—	—
Originated mortgage servicing rights	—	36	36	—	(213)	(213)

Total	$(1)	$15	$14	$87	$(70)	$17

The activity in the trading portfolio of investment securities was as follows for the three month periods ended March 31:

	2010	2009
Trading securities — January 1	$13,563	$21,775
Sales, calls and maturities	(3,951)	(2,683)
Trading (losses) gains	(1)	87

Trading securities — March 31	$9,611	$19,179

The activity in borrowings carried at fair value was as follows for the three month periods ended March 31:

	2010	2009
Borrowings carried at fair value — January 1	$17,804	$23,130
Net change in fair value	(56)	(143)

Borrowings carried at fair value — March 31	$17,748	$22,987

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis
Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, the Company uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	March 31, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$19,038	$19,038	$22,706	$22,706
Certicates of deposit held in other financial institutions	6,683	6,580	7,156	7,156
Trading securities	9,611	9,611	13,563	13,563
Investment securities available-for-sale	277,094	277,094	259,066	259,066
Mortgage loans available-for-sale	488	482	2,294	2,281
Net loans	732,027	713,178	719,604	710,337
Accrued interest receivable	6,338	6,338	5,832	5,832
Equity securities without readily determinable fair values	17,783	17,783	17,921	17,921
Originated mortgage servicing rights	2,773	2,695	2,620	2,620

LIABILITIES
Deposits with no stated maturities	398,233	398,233	382,006	382,006
Deposits with stated maturities	423,254	421,303	424,048	420,646
Borrowed funds	190,238	185,707	195,179	193,101
Accrued interest payable	1,115	1,115	1,143	1,143
NOTE 10 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. As of March 31, 2010 and 2009 and each of the three month periods then ended, the operations of Isabella Bank (the “Bank”) represented 90% or more of the Corporation’s total assets and operating results. Therefore, the Corporation has only one operating segment and no segment reporting is required.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the major factors that influenced Isabella Bank Corporation’s financial performance. This analysis should be read in conjunction with the Corporation’s 2009 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 3 of this report.
CRITICAL ACCOUNTING POLICIES
A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2009. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles (including goodwill), and the determination of the fair value of investment securities to be its most critical accounting policies.
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the appropriateness of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see the Corporation’s 2009 Annual Report and the following discussion herein.
Accounting principles generally accepted in the United States of America require that the Corporation determine the fair value of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is tested for impairment on at least an annual basis.
The Corporation currently has both available-for-sale and trading investment securities that are carried at fair value. Changes in the fair value of available-for-sale investment securities are included as a component of other comprehensive income, while declines in the fair value of these securities below their cost that are other than temporary would be reflected as realized losses. The change in value of trading investment securities is included in current earnings. Management evaluates securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for available-for-sale and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. The fair values of investment securities with illiquid markets are estimated by management utilizing a discounted cash flow analysis or other type of valuation adjustment methodology. These securities are also compared, when possible, to other securities with similar characteristics.

RESULTS OF OPERATIONS
The following table outlines the results of operations for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended
	March 31
	2010	2009
INCOME STATEMENT DATA
Net interest income	$9,699	$9,445
Provision for loan losses	1,207	1,472
Net income	2,023	1,329
PER SHARE DATA
Earnings per share:
Basic	$0.27	$0.18
Diluted	0.26	0.17
Cash dividends per common share	0.18	0.12
Book value (at end of period)	18.89	18.01
RATIOS
Average primary capital to average assets	13.42%	13.07%
Net income to average assets (annualized)	0.71	0.47
Net income to average equity (annualized)	5.68	3.83
Net income to average tangible equity (annualized)	8.66	5.91
Isabella Bank Corporation, as well as all other financial institutions in Michigan and across the entire country, has felt the negative impacts of the current economic recession. This recession, which began in 2008, has resulted in historically high levels of loan delinquencies and nonaccrual loans, which have translated into increases in net loans charged off and foreclosed asset and collection expenses. Despite the current economic downturn, the Corporation continues to be profitable, with net income of $2,023 for the three month period ended March 31, 2010. The Corporation’s nonperforming loans represented 1.21% of total loans as of March 31, 2010 which declined from 1.28% as of December 31, 2009. The ratio of nonperforming loans to total loans for all banks in the state of Michigan was 4.43% as of December 31, 2009 (March 31, 2010 state of Michigan ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) improved to 4.04% for the three months ended March 31, 2010 compared to 3.97% for the same period in 2009. For further detailed discussion and analysis, see below.
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for the Corporation. Interest income includes loan fees of $403 for the three month period March 31, 2010, as compared to $450 during the same period in 2009. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax-exempt loans and securities, thus making year-to-year comparisons more meaningful.
(Continued on page 22)

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
The following table displays the results for the three month periods ended March 31:

	2010			2009
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS:
Loans	$724,194	$11,517	6.36%	$729,011	$11,898	6.53%
Taxable investment securities	142,075	1,279	3.60%	122,868	1,287	4.19%
Nontaxable investment securities	118,767	1,756	5.91%	121,594	1,808	5.95%
Trading account securities	11,022	141	5.12%	20,601	252	4.89%
Federal funds sold	—	—	—	3,260	1	0.12%
Other	33,739	104	1.23%	24,195	118	1.95%

Total earning assets	1,029,797	14,797	5.75%	1,021,529	15,364	6.02%
NON EARNING ASSETS:
Allowance for loan losses	(13,395)			(12,068)
Cash and due from banks	16,110			19,639
Premises and equipment	24,323			23,648
Accrued income and other assets	90,423			89,559

Total assets	$1,147,258			$1,142,307

INTEREST BEARING LIABILITIES:
Interest bearing demand deposits	$133,839	35	0.10%	$118,989	33	0.11%
Savings deposits	165,901	89	0.21%	179,330	102	0.23%
Time deposits	417,030	2,759	2.65%	387,184	3,492	3.61%
Borrowed funds	186,079	1,517	3.26%	217,749	1,601	2.94%

Total interest bearing liabilities	902,849	4,400	1.95%	903,252	5,228	2.32%
NONINTEREST BEARING LIABILITIES:
Demand deposits	93,560			93,479
Other	8,444			6,807
Shareholders’ equity	142,405			138,769

Total liabilities and shareholders’ equity	$1,147,258			$1,142,307

Net interest income (FTE)		$10,397			$10,136

Net yield on interest earning assets (FTE)			4.04%			3.97%

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

	Three Months Ended
	March 31, 2010 Compared to
	March 31, 2009
	(Decrease) Increase Due to
	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$(78)	$(303)	$(381)
Taxable investment securities	186	(194)	(8)
Nontaxable investment securities	(42)	(10)	(52)
Trading account securities	(122)	11	(111)
Federal funds sold	(1)	—	(1)
Other	38	(52)	(14)

Total changes in interest income	(19)	(548)	(567)

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	4	(2)	2
Savings deposits	(7)	(6)	(13)
Time deposits	253	(986)	(733)
Borrowed funds	(247)	163	(84)

Total changes in interest expense	3	(831)	(828)

Net change in interest margin (FTE)	$(22)	$283	$261

The Corporation’s net yield on interest earning assets increased by 0.07% when the first 3 months of 2010 are compared to the same period in 2009. The main factor contributing to the increase is that interest rates paid on interest bearing liabilities have declined faster than those earned on interest earning assets. When the three month period ended March 31, 2010 is compared to the three month period ended December 31, 2009, the net yield on interest earning assets has declined by 0.05%.
Despite an increase in interest earning assets of $8,268 from March 31, 2009 to March 31, 2010, overall interest income decreased as a result of a change in the mix of interest earning assets. The decline in loans was offset with an increase in investment securities as well as other interest earning assets, which have a lower average yield than loans.
The Corporation anticipates that net interest margin yield will decline during 2010 due to the followings factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate until at least the fourth quarter of 2010. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities, which are either called or matured during 2010, will likely be reinvested at lower rates.

•	While long term residential mortgage rates have increased during the first three months of 2010, they are still at historically low levels. This rate environment has led to strong consumer demand for fixed rate mortgage products which are generally sold to the secondary market. As a result, there has been a significant decline in three and five year balloon mortgages, which are held on the Corporation’s balance sheet. As these balloon mortgages have paid off, the proceeds from these loans have been reinvested (typically in the form of available-for-sale investment securities) at lower interest rates which has adversely impacted interest income.
•	While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation extremely sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management is actively working to lengthen the terms of its interest bearing liabilities. This lengthening has increased the Corporation’s cost of funding, reducing net interest income in the short term.
•	In an effort to reduce the potential long term negative impact of increases in rates paid on interest bearing liabilities, the Corporation will continue to grow its balance sheet through the acquisition of investment securities. These investments will be funded through deposit growth and wholesale borrowings. The net interest margin generated by the purchase of these investments is anticipated to be less than 2.0%, lowering the net FTE yield, but providing additional net interest income.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the three month periods ended March 31:

	2010	2009	Variance
Allowance for loan losses — January 1	$12,979	$11,982	$997
Loans charged off
Commercial and agricultural	506	1,372	(866)
Real estate mortgage	983	246	737
Consumer	114	220	(106)

Total loans charged off	1,603	1,838	(235)
Recoveries
Commercial and agricultural	158	147	11
Real estate mortgage	152	63	89
Consumer	94	99	(5)

Total recoveries	404	309	95

Net loans charged off	1,199	1,529	(330)
Provision for loan losses	1,207	1,472	(265)

Allowance for loan losses — March 31	$12,987	$11,925	$1,062

Year to date average loans outstanding	$724,194	$729,011	$(4,817)

Net loans charged off to average loans outstanding	0.17%	0.21%	-0.04%

Total amount of loans outstanding	$726,165	$723,428	$2,737

Allowance for loan losses as a % of loans	1.79%	1.65%	0.14%

In the past two years, residential real estate values in the Corporation’s market areas have declined 20% to 40%. These declines are the result of increases in the inventory of unsold homes. This increased inventory is partially the result of the inability of potential home buyers to obtain financing due to the tightening of loan underwriting criteria by many financial institutions, brokers and government sponsored agencies. While the Corporation has maintained traditional lending standards, the decline in real estate values has had an adverse impact on customers who are experiencing financial difficulties. Historically, customers who experienced difficulties were able to sell their properties for more than the loan balance owed. The steep decline in real estate values has diminished homeowner equity and led borrowers who are experiencing financial difficulties to default on their mortgage loans.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac). The Corporation has not originated loans for either trading or its own portfolio that would be classified as subprime, nor has it originated adjustable rate mortgages or financed loans for more than 80% of market value unless insured by private third party insurance.
While the Corporation has elected not to participate in the U.S. Treasury’s “Making Home Affordable Program”, it has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. Actions taken include extensions of amortizations, temporary reductions in interest rates and, when necessary, a reduction in the principal balance owed.
As shown in the preceding table, when comparing the first three months of 2010 to the same period in 2009, net loans charged off decreased by $330. This improvement allowed the Corporation to reduce its provision for loan losses in the first quarter 2010 by $337 when compared to the fourth quarter of 2009. While there have been marked improvements in the level of net loans charged off and nonperforming assets, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.
Based on management’s analysis, the allowance for loan losses of $12,987 is considered appropriate as of March 31, 2010. Management will continue to closely monitor its overall credit quality during 2010 to ensure that the allowance for loan losses remains appropriate.
NONPERFORMING ASSETS

	March 31	December 31
	2010	2009	Change
Nonaccrual loans	$8,211	$8,522	$(311)
Accruing loans past due 90 days or more	577	768	(191)

Total nonperforming loans	8,788	9,290	(502)
Other real estate owned (OREO)	1,159	1,141	18
Repossessed assets	5	16	(11)

Total nonperforming assets	$9,952	$10,447	$(495)

Nonperforming loans as a % of total loans	1.21%	1.28%	-0.07%

Nonperforming assets as a % of total assets	0.86%	0.91%	-0.05%

RESTRUCTURED LOANS

	March 31	December 31
	2010	2009	Change
Complying with modified terms	$3,367	$2,754	$613
Past due 30-89 days	106	107	(1)
Nonaccrual	1,863	2,116	(253)

Total restructured loans	$5,336	$4,977	$359

Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless there is an abundance of collateral. Upon transferring the loans to nonaccrual status, an evaluation to determine the net realizable value of the underlying collateral is performed. This evaluation is used to help determine if any charge downs are necessary.
Since December 31, 2009, the Corporation’s nonperforming loans have declined while restructured loans have increased. The majority of the increase in restructured loans is the result of the Corporation working with borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure.
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
As of March 31, 2010, there were no other interest bearing assets which required classification. Management is not aware of any recommendations by regulatory agencies that, if implemented, would have a material impact on the Corporation’s liquidity, capital, or operations.
NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of trust fees, deposit service charges, fees for other financial services, gains on the sale of mortgage loans, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2010	2009	$	%
Service charges and fee income
NSF and overdraft fees	$710	$729	$(19)	-2.6%
ATM and debit card fees	345	275	70	25.5%
Trust fees	194	197	(3)	-1.5%
Freddie Mac servicing fee	188	164	24	14.6%
Service charges on deposit accounts	80	82	(2)	-2.4%
Net originated mortgage servicing rights income (loss)	75	(132)	207	N/M
All other	36	34	2	5.9%

Total service charges and fees	1,628	1,349	279	20.7%
Gain on sale of mortgage loans	93	268	(175)	-65.3%
Net (loss) gain on trading securities	(1)	87	(88)	-101.1%
Net gain on borrowings measured at fair value	56	143	(87)	-60.8%
Gain on sale of available for sale investment securities	56	221	(165)	-74.7%
Other
Earnings on corporate owned life insurance policies	169	176	(7)	-4.0%
Brokerage and advisory fees	143	101	42	41.6%
All other	23	12	11	91.7%

Total other	335	289	46	15.9%

Total noninterest income	$2,167	$2,357	$(190)	-8.1%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts including: service charges, NSF and overdraft fees and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been declining over the past two years. This decline is a result of customers more closely managing their deposit accounts to avoid paying overdraft fees. The Corporation anticipates that NSF and overdraft fees will decline in the third quarter of 2010 as a result of new legislation that will be implemented related to NSF and overdraft fees. Management is in the process of reviewing other deposit fees.

•	The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.

•	As a result of lower than normal residential mortgage rates, the Corporation has experienced increases in the volume of loans sold to Freddie Mac since the fourth quarter of 2008. This high volume led to increases in gains from the sale of mortgage loans in the first quarter of 2009. The volume of new mortgage activity has returned to more normal levels, leading to a decline in the gain on sale of mortgage loans compared to the same period in 2009. The Corporation is now seeing increases in Freddie Mac servicing fees and net originated mortgage servicing rights (OMSR) as the pool of serviced loans has increased by $42,136 since March 31, 2009. As refinancing activity is expected to decline, the Corporation anticipates net OMSR income to decline throughout the remainder of the year. The Corporation anticipates that Freddie Mac servicing fees and gains from the sale of mortgage loans will approximate current levels for the remainder of 2010.

•	Fluctuations in the gains and losses related to trading securities and borrowings carried at fair market value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.

•	The Corporation is continuously analyzing its available-for-sale investment portfolio to take advantage of selling opportunities that would generate gains. Currently, management does not anticipate any significant sales throughout the remainder of 2010.

•	Fees generated from brokerage and advisory services have been steadily increasing for the past few years. This has been the result of staff additions as well as a conscious effort by management to expand the Corporation’s presence in its local market. Management anticipates this trend to continue throughout 2010.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2010	2009	$	%
Compensation and benefits
Leased employee salaries	$3,377	$3,280	$97	3.0%
Leased employee benefits	1,213	1,391	(178)	-12.8%
All other	5	5	—	0.0%

Total compensation and benefits	4,595	4,676	(81)	-1.7%

Occupancy
Depreciation	145	132	13	9.8%
Outside services	124	103	21	20.4%
Utilities	123	122	1	0.8%
Property taxes	114	114	—	0.0%
Building repairs	39	41	(2)	-4.9%
All other	17	17	—	0.0%

Total occupancy	562	529	33	6.2%

Furniture and equipment
Depreciation	453	450	3	0.7%
Computer / service contracts	429	410	19	4.6%
ATM and debit card expenses	142	144	(2)	-1.4%
All other	7	12	(5)	-41.7%

Total furniture and equipment	1,031	1,016	15	1.5%

FDIC insurance premiums	306	885	(579)	-65.4%

Other
Marketing and community relations	372	184	188	102.2%
Audit and SOX compliance fees	245	187	58	31.0%
Directors fees	209	221	(12)	-5.4%
Foreclosed asset and collection	199	164	35	21.3%
Education and travel	114	78	36	46.2%
Printing and supplies	96	220	(124)	-56.4%
Amortization of deposit premium	86	95	(9)	-9.5%
Postage and freight	83	127	(44)	-34.6%
Legal	83	117	(34)	-29.1%
Consulting	46	50	(4)	-8.0%
All other	327	495	(168)	-33.9%

Total other	1,860	1,938	(78)	-4.0%

Total noninterest expenses	$8,354	$9,044	$(690)	-7.6%

Significant changes in noninterest expenses are detailed below:
•	Salaries and hourly wages increased slightly due to annual merit increases and the continued growth of the Corporation.

•	Leased employee benefits declined primarily as a result of decreases in the Corporation’s health care claims.

•	FDIC insurance premium expense has decreased primarily as a result of an FDIC special assessment of $479, which was paid in September 2009, but was fully accrued as of March 31, 2009.

•	Audit and SOX compliance fees increased in the first three months of 2010, when compared to the same period in 2009, as more of the 2009 year-end audit procedures and reviews were performed subsequent to December 31, 2009.

•	Marketing and community relations expenses have primarily increased as a result of the Corporation increasing its charitable contributions during the first quarter of 2010. Management anticipates that marketing and community relations expenses will decline slightly over the remainder of 2010.

•	Printing and supplies expenses were historically high in the first three months of 2009 as a result of the Corporation increasing inventories of various supplies. Printing and supplies expenses are expected to approximate current levels for the remainder of 2010.

•	The Corporation places a strong emphasis on customer service. In February 2010, all of the Corporation’s employees attended a special customer service seminar, which contributed to the increase in education and travel expenses. These expenses are expected to decline slightly throughout the remainder of 2010.

•	Postage and freight expenses have declined as a result of fewer special mailings as well as an increase in the Corporation’s customers usage of electronic statements.

•	While legal expenses have declined in comparison to 2009, legal and foreclosed asset and collection expenses continue to be at historically high levels. Management anticipates that these expenses will approximate current levels throughout the remainder of 2010.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	March 31	December 31
	2010	2009	$ Change	% Change
ASSETS
Cash and cash equivalents	$19,038	$22,706	$(3,668)	-16.15%
Certificates of deposit held in other financial institutions	6,580	7,156	(576)	-8.05%
Trading securities	9,611	13,563	(3,952)	-29.14%
Available-for-sale securities	277,094	259,066	18,028	6.96%
Mortgage loans available-for-sale	482	2,281	(1,799)	-78.87%
Loans	726,165	723,316	2,849	0.39%
Allowance for loan losses	(12,987)	(12,979)	(8)	0.06%
Premises and equipment	24,281	23,917	364	1.52%
Acquisition intangibles and goodwill, net	47,343	47,429	(86)	-0.18%
Equity securities without readily determinable fair values	17,783	17,921	(138)	-0.77%
Other assets	40,148	39,568	580	1.47%

TOTAL ASSETS	$1,155,538	$1,143,944	$11,594	1.01%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$819,536	$802,652	$16,884	2.10%
Other borrowed funds	185,707	193,101	(7,394)	-3.83%
Accrued interest and other liabilities	7,825	7,388	437	5.91%

Total liabilities	1,013,068	1,003,141	9,927	0.99%
Shareholders’ equity	142,470	140,803	1,667	1.18%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,155,538	$1,143,944	$11,594	1.01%

As shown above, the Corporation has intentionally increased its balance sheet through the acquisition of available-for-sale investment securities, which is consistent with its plan to increase net interest income. Investment securities are expected to continue to increase throughout 2010.
The following table outlines the changes in the loan portfolio:

	March 31	December 31		% Change
	2010	2009	$ Change	(unannualized)
Commercial	$347,125	$340,274	$6,851	2.01%
Agricultural	65,866	64,845	1,021	1.57%
Residential real estate mortgage	280,889	285,838	(4,949)	-1.73%
Installment	32,285	32,359	(74)	-0.23%

	$726,165	$723,316	$2,849	0.39%

The following table outlines the changes in the deposit portfolio:

	March 31	December 31		% Change
	2010	2009	$ Change	(unannualized)
Noninterest bearing demand deposits	$95,440	$96,875	$(1,435)	-1.48%
Interest bearing demand deposits	129,824	128,111	1,713	1.34%
Savings deposits	172,969	157,020	15,949	10.16%
Certificates of deposit	354,305	356,594	(2,289)	-0.64%
Brokered certificates of deposit	52,225	50,933	1,292	2.54%
Internet certificates of deposit	14,773	13,119	1,654	12.61%

Total	$819,536	$802,652	$16,884	2.10%

As shown in the preceding table the growth in deposits since December 31, 2009 came primarily in the form of savings deposits, which includes increases in money market accounts as well as other savings accounts. Total deposit accounts are expected to increase slightly over the remainder of 2010, with much of the growth coming in the form of certificates of deposits as the Corporation’s intent is to lengthen the repricing of its interest bearing liabilities.
Capital
The capital of the Corporation consists solely of common stock, retained earnings and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 29,147 shares or $736 of common stock during the first three months of 2010, as compared to 20,977 shares or $478 of common stock during the same period in 2009. The Corporation also offers share-based payment awards through its equity compensation plan. Pursuant to this plan, the Corporation increased common stock by $181 and $184 during the three month periods ended March 31, 2010 and 2009, respectively.
The Board of Directors has approved a common stock repurchase plan to enable the Corporation to repurchase its common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions of share-based payment awards. During the first three months of 2010 and 2009, pursuant to this plan, the Corporation repurchased 34,165 shares of common stock at an average price of $18.41 and 24,428 shares of common stock at an average price of $23.25, respectively. As of March 31, 2010, the Corporation was authorized to repurchase up to an additional 44,267 shares of common stock.
Accumulated other comprehensive loss decreased $815 for the three month period ended March 31, 2009, net of tax. The decrease is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its bond portfolio and believes that there are no losses that are other-than-temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.52% as of March 31, 2010.
There are no commitments for significant capital expenditures for the remainder of 2010.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at:

	March 31	December 31
	2010	2009	Required
Equity Capital	12.22%	12.80%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.47%	14.05%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At March 31, 2010, the Bank exceeded these minimum capital requirements. There is currently proposed legislation to increase the level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity as of March 31, 2010 and December 31, 2009. These categories totaled $302,429 or 26.2% of assets as of March 31, 2010 as compared to $292,464 or 25.6% as of December 31, 2009. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. On a daily basis, liquidity varies significantly, based on customer activity.
Historically, the primary source of funds for the Corporation has been deposits. The Corporation emphasizes interest-bearing time deposits as part of its funding strategy. The Corporation also seeks noninterest bearing deposits, or checking accounts, which reduce the Corporation’s cost of funds in an effort to expand the customer base. However, as the competition for core deposits continues to increase, the Corporation has become more dependent on borrowings and other noncore funding sources to fund its growth.
In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market at the Federal Reserve Bank, the Federal Home Loan Bank, as well as other correspondent banks. The Corporation’s liquidity is considered adequate by the management of the Corporation.
The following table summarizes the Corporation’s sources and uses of cash for the three month periods ended March 31:

	2010	2009	$ Variance
Net cash provided by operating activities	$9,416	$302	$9,114
Net cash (used in) provided by investing activities	(21,278)	7,294	(28,572)
Net cash provided by (used in) financing activities	8,194	(15,513)	23,707

Decrease in cash and cash equivalents	(3,668)	(7,917)	4,249
Cash and cash equivalents January 1	22,706	22,979	(273)

Cash and cash equivalents March 31	$19,038	$15,062	$3,976

Net cash provided by operating activities increased due to:
•	An increase in the volume of maturities, calls and sales of trading securities.

•	A net decrease in the level of loans held for sale in the first three months of 2010 as compared to an increase in the same period in 2009.
Investing activities used cash in 2010 as compared to providing cash in 2009 due to:
•	A reduction in the volume of maturities, calls and sales of available-for-sale securities.

•	A net increase in loans in 2010 as compared to a decrease in 2009.
Financing activities provided cash in 2010 as compared to using cash in 2009 due to:
•	Deposit account balances increasing more in 2010 than in 2009.

•	The Corporation reducing its borrowed funds less in 2010 than in 2009.
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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $125,201 and $121,356 as of March 31, 2010 and December 31, 2009, respectively. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The Corporation had a total of $4,441 and $6,509 in outstanding standby letters of credit as of March 31, 2010 and December 31, 2009, respectively.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of March 31, 2010 and December 31, 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for derivative loan commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	March 31, 2010							Fair Value
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	03/31/10

Rate sensitive assets
Other interest bearing assets	$8,454	$1,920	$1,680	$—	$—	$—	$12,054	$12,157
Average interest rates	0.73%	2.18%	2.53%	—	—	—	1.21%
Trading securities	$4,762	$1,234	$2,066	$1,028	$521	$—	$9,611	$9,611
Average interest rates	3.86%	2.53%	2.31%	2.44%	2.51%	—	3.13%
Fixed interest rate securities	$79,449	$40,743	$27,061	$23,660	$22,118	$84,063	$277,094	$277,094
Average interest rates	3.73%	3.41%	3.44%	3.49%	3.54%	3.66%	3.60%
Fixed interest rate loans	$200,795	$105,523	$95,478	$94,081	$72,216	$13,322	$581,415	$600,264
Average interest rates	6.41%	6.70%	6.99%	6.58%	6.58%	6.38%	6.61%
Variable interest rate loans	$61,326	$16,684	$18,074	$17,232	$23,036	$8,398	$144,750	$144,750
Average interest rates	4.70%	4.75%	4.65%	4.05%	4.10%	5.05%	4.55%

Rate sensitive liabilities
Borrowed funds	$78,282	$20,150	$27,150	$20,125	$15,000	$25,000	$185,707	$190,238
Average interest rates	2.20%	2.99%	3.97%	3.40%	3.63%	4.63%	3.12%
Savings and NOW accounts	$82,850	$69,192	$46,647	$31,469	$21,447	$51,188	$302,793	$302,793
Average interest rates	0.20%	0.18%	0.18%	0.17%	0.15%	0.14%	0.17%
Fixed interest rate time deposits	$251,599	$54,307	$57,164	$34,023	$18,734	$3,679	$419,506	$421,457
Average interest rates	2.10%	3.53%	3.32%	3.67%	3.11%	3.36%	2.64%
Variable interest rate time deposits	$1,259	$538	$—	$—	$—	$—	$1,797	$1,797
Average interest rates	1.50%	1.42%	—	—	—	—	1.48%

	December 31, 2009							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09

Rate sensitive assets
Other interest bearing assets	$4,996	$960	$1,200	$—	$—	$—	$7,156	$7,156
Average interest rates	1.13%	2.29%	2.64%	—	—	—	1.54%
Trading securities	$7,139	$2,043	$2,546	$1,094	$570	$171	$13,563	$13,563
Average interest rates	2.84%	2.42%	2.28%	2.53%	2.66%	4.86%	2.66%
Fixed interest rate securities	$68,078	$35,401	$21,540	$20,369	$20,431	$93,247	$259,066	$259,066
Average interest rates	3.53%	3.51%	3.59%	3.65%	3.63%	3.58%	3.57%
Fixed interest rate loans	$133,703	$111,981	$118,749	$109,754	$62,280	$48,764	$585,231	$594,498
Average interest rates	6.64%	6.85%	6.72%	6.50%	6.61%	6.01%	6.61%
Variable interest rate loans	$60,727	$17,695	$13,799	$16,357	$16,940	$12,567	$138,085	$138,085
Average interest rates	5.00%	4.69%	4.79%	3.83%	3.74%	5.35%	4.68%

Rate sensitive liabilities
Borrowed funds	$85,101	$11,000	$32,000	$15,000	$5,000	$45,000	$193,101	$195,179
Average interest rates	2.28%	4.04%	3.50%	3.93%	4.38%	4.01%	3.17%
Savings and NOW accounts	$78,383	$65,107	$44,439	$30,095	$20,609	$46,498	$285,131	$285,131
Average interest rates	0.15%	0.15%	0.15%	0.14%	0.15%	0.13%	0.15%
Fixed interest rate time deposits	$268,005	$46,484	$53,054	$32,959	$16,273	$2,050	$418,825	$422,227
Average interest rates	2.26%	3.59%	3.47%	3.83%	3.09%	3.35%	2.72%
Variable interest rate time deposits	$1,252	$569	$—	$—	$—	$—	$1,821	$1,821
Average interest rates	1.56%	1.40%	—	—	—	—	1.51%

Item 4	— Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2010, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in the Corporation’s internal control over financial reporting that materially affected, or is likely to materially effect, the Corporation’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1	— Legal Proceedings
The Corporation is not involved in any material legal proceedings. The Corporation is involved in ordinary, routine litigation incidental to its business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, or financial condition.

Item 1A	— Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds
(A) None
(B) None
(C) Repurchases of Common Stock
The Board of Directors has adopted a common stock repurchase plan. On October 29, 2009, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares. The following table provides information for the three month period ended March 31, 2010, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, December 31, 2010				78,432
January 1 - 31, 2010	9,294	$18.18	9,294	69,138
February 1 - 28, 2010	8,700	18.39	8,700	60,438
March 1 - 31, 2010	16,171	18.55	16,171	44,267

Balance, March 31, 2010	34,165	$18.41	34,165	44,267

Item 6	- Exhibits
     (a) Exhibits
31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: May 3, 2010	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer

/s/ Dennis P. Angner
Dennis P. Angner
Chief Financial Officer