Form 10-Q
period 2010-06-30
ISABELLA BANK CORP
filed 2010-08-06
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File Number:0-18415
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
Common Stock no par value, 7,544,191 as of July 19, 2010

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	June 30	December 31
	2010	2009
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$17,167	$17,342
Interest bearing balances due from banks	13,945	5,364

Total cash and cash equivalents	31,112	22,706
Certificates of deposit held in other financial institutions	14,199	7,156
Trading securities	7,223	13,563
Investment securities available-for-sale (amortized cost of $261,524 in 2010 and $258,585 in 2009)	267,942	259,066
Mortgage loans available-for-sale	464	2,281
Loans
Agricultural	70,527	64,845
Commercial	348,403	340,274
Installment	32,053	32,359
Residential real estate mortgage	276,068	285,838

Total loans	727,051	723,316
Less allowance for loan losses	13,018	12,979

Net loans	714,033	710,337
Premises and equipment	24,775	23,917
Corporate owned life insurance policies	17,116	16,782
Accrued interest receivable	5,312	5,832
Acquisition intangibles and goodwill, net	47,257	47,429
Equity securities without readily determinable fair values	17,763	17,921
Other assets	15,145	16,954

TOTAL ASSETS	$1,162,341	$1,143,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$101,101	$96,875
NOW accounts	128,509	128,111
Certificates of deposit under $100 and other savings	403,768	389,644
Certificates of deposit over $100	191,435	188,022

Total deposits	824,813	802,652
Borrowed funds ($12,751 in 2010 and $17,804 in 2009 at fair value)	183,890	193,101
Accrued interest and other liabilities	7,359	7,388

Total liabilities	1,016,062	1,003,141

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; outstanding —7,545,191 (including 17,711 shares to be issued) in 2010 and 7,535,193 (including 30,626 shares to be issued) in 2009	133,829	133,443
Shares to be issued for deferred compensation obligations	4,391	4,507
Retained earnings	6,434	4,972
Accumulated other comprehensive income (loss)	1,625	(2,119)

Total shareholders’ equity	146,279	140,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,162,341	$1,143,944

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
	Common		Issued for		Accumulated
	Stock		Deferred		Other
	Shares	Common	Compensation	Retained	Comprehensive
	Outstanding	Stock	Obligations	Earnings	(Loss) Income	Totals
Balances, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	3,530	(259)	3,271
Issuance of common stock	46,778	1,133	—	—	—	1,133
Common stock issued for deferred compensation obligations	10,067	274	(144)	—	—	130
Share based payment awards under equity compensation plan	—	—	337	—	—	337
Common stock purchased for deferred compensation obligations	—	(488)	—	—	—	(488)
Common stock repurchased pursuant to publicly announced repurchase plan	(64,883)	(1,343)	—	—	—	(1,343)
Cash dividends ($0.25 per share)	—	—	—	(1,884)	—	(1,884)

Balances, June 30, 2009	7,510,818	$133,178	$4,208	$4,074	$(5,828)	$135,632

Balances, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	4,174	3,744	7,918
Issuance of common stock	59,197	1,529	—	—	—	1,529
Common stock issued for deferred compensation obligations	26,898	537	(448)	—	—	89
Share based payment awards under equity compensation plan	—	—	332	—	—	332
Common stock purchased for deferred compensation obligations	—	(254)	—	—	—	(254)
Common stock repurchased pursuant to publicly announced repurchase plan	(76,097)	(1,426)	—	—	—	(1,426)
Cash dividends ($0.36 per share)	—	—	—	(2,712)	—	(2,712)

Balances, June 30, 2010	7,545,191	$133,829	$4,391	$6,434	$1,625	$146,279

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest income
Loans, including fees	$11,651	$12,018	$23,168	$23,916
Investment securities
Taxable	1,346	1,083	2,625	2,370
Nontaxable	1,079	1,179	2,173	2,342
Trading account securities	86	179	191	385
Federal funds sold and other	110	46	214	165

Total interest income	14,272	14,505	28,371	29,178
Interest expense
Deposits	2,874	3,465	5,757	7,092
Borrowings	1,417	1,561	2,934	3,162

Total interest expense	4,291	5,026	8,691	10,254

Net interest income	9,981	9,479	19,680	18,924
Provision for loan losses	1,056	1,535	2,263	3,007

Net interest income after provision for loan losses	8,925	7,944	17,417	15,917

Noninterest income
Service charges and fees	1,494	2,065	3,122	3,414
Gain on sale of mortgage loans	74	260	167	528
Net (loss) gain on trading securities	(37)	(57)	(38)	30
Net (loss) gain on borrowings measured at fair value	(3)	73	53	216
Gain on sale of available-for-sale investment securities	—	427	56	648
Other	342	363	677	652

Total noninterest income	1,870	3,131	4,037	5,488

Noninterest Expenses
Compensation and benefits	4,565	4,720	9,160	9,396
Occupancy	557	548	1,119	1,077
Furniture and equipment	1,082	1,013	2,113	2,029
FDIC insurance premiums	313	415	619	1,300
Other	1,758	1,772	3,618	3,710

Total noninterest expenses	8,275	8,468	16,629	17,512

Income before federal income tax expense	2,520	2,607	4,825	3,893
Federal income tax expense	369	406	651	363

NET INCOME	$2,151	$2,201	$4,174	$3,530

Earnings per share
Basic	$0.29	$0.29	$0.55	$0.47

Diluted	$0.28	$0.29	$0.54	$0.46

Cash dividends per basic share	$0.18	$0.13	$0.36	$0.25

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income	$2,151	$2,201	$4,174	$3,530

Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	4,633	(1,240)	5,993	(618)
Reclassification adjustment for net realized gains included in net income	—	(427)	(56)	(648)

Net unrealized gains (losses)	4,633	(1,667)	5,937	(1,266)
Tax effect	(1,704)	812	(2,193)	1,007

Other comprehensive income (loss), net of tax	2,929	(855)	3,744	(259)

COMPREHENSIVE INCOME	$5,080	$1,346	$7,918	$3,271

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30
	2010	2009
OPERATING ACTIVITIES
Net income	$4,174	$3,530
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	2,263	3,007
Impairment of foreclosed assets	90	34
Depreciation	1,235	1,166
Amortization and impairment of originated mortgage servicing rights	283	483
Amortization of acquisition intangibles	172	191
Net amortization of available-for-sale investment securities	442	364
Realized gain on sale of available-for-sale investment securities	(56)	(648)
Net unrealized losses (gains) on trading securities	38	(30)
Net unrealized gains on borrowings measured at fair value	(53)	(216)
Increase in cash value of corporate owned life insurance policies	(292)	(313)
Realized gain on redemption of corporate owned life insurance policies	(21)	—
Share-based payment awards under equity compensation plan	332	337
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	6,302	5,694
Mortgage loans available-for-sale	1,817	(1,806)
Accrued interest receivable	520	782
Other assets	(593)	(1,392)
Accrued interest and other liabilities	(29)	1,660

Net cash provided by operating activities	16,624	12,843

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	(7,043)	(4,452)
Activity in available-for-sale securities
Maturities, calls, and sales	36,924	98,274
Purchases	(40,249)	(69,339)
Loan principal (originations) collections, net	(7,627)	5,764
Proceeds from sales of foreclosed assets	1,662	2,494
Purchases of premises and equipment	(2,093)	(1,715)
Purchases of corporate owned life insurance policies	(175)	—
Proceeds from the redemption of corporate owned life insurance policies	154	—

Net cash (used in) provided by investing activities	(18,447)	31,026

FINANCING ACTIVITIES
Net increase (decrease) in deposits	22,161	(2,797)
Net decrease in other borrowed funds	(9,158)	(43,563)
Cash dividends paid on common stock	(2,712)	(1,884)
Proceeds from issuance of common stock	1,081	989
Common stock repurchased	(889)	(1,069)
Common stock purchased for deferred compensation obligations	(254)	(488)

Net cash provided by (used in) financing activities	10,229	(48,812)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,406	(4,943)
Cash and cash equivalents at beginning of period	22,706	22,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,112	$18,036

Supplemental cash flows information:
Interest paid	$8,744	$10,405
Federal income taxes paid	136	—
Transfer of loans to foreclosed assets	1,668	1,390
See notes to interim condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2009.
All amounts except share and per share amounts have been rounded to the nearest thousand ($000) in this report.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2009.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 310, “Receivables.” In April 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—(a consensus of the FASB Emerging Issues Task”), to clarify that individual loans accounted for within pools are not to be removed from the pool solely as a result of modifications to the loan (including troubled debt restructurings). The new guidance is effective for interim and annual periods ending on or after July 15, 2010 and is not anticipated to have a significant impact on the Corporation’s consolidated financial statements.
In July 2010, ASC Topic 310 was amended by ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to provide financial statement users greater transparency about the Corporation’s allowance for loan losses and the credit quality of its financing receivables. Existing disclosures are amended that will require the Corporation to provide the following disclosure about its loan portfolio on a disaggregated basis: (1) a rollforward schedule of the allowance for loan losses from the beginning of the reporting period to the end of a reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, (2) for each disaggregated ending balance in item (1), the related recorded investment in loans, (3) the nonaccrual status of loans by class of loans, and (4) impaired loans by class of loans.
The amendments in this update will require the Corporation to provide the following additional disclosures about its loans: (1) credit quality indicators of financing receivables at the end of the reporting period by class of loans, (2) the aging of past due loans at the end of the reporting period by class of loans, (3) the nature and extent of troubled debt restructurings that occurred during the period by class of loans and their effect on the allowance for loan losses, (4) the nature and extent of financing receivables modified within the previous 12 months that defaulted during the period by class of financing receivables and their effect on the allowance for loan losses and (5) significant purchases and sales of loans during the period disaggregated by portfolio segment. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The new guidance is expected to significantly expand the Corporation’s consolidated financial statement disclosures.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” In January 2010, ASC Topic 715 was amended by Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below). The new guidance was effective for interim and annual periods ending on or after January 1, 2010 and had no impact on the Corporation’s interim condensed consolidated financial statements.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and had no impact on the Corporation’s interim condensed consolidated financial statements.
FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” In January 2010, ASC Topic 820 was amended by ASU No. 2010-06, to add new disclosures for: (1) Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) Presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity as net).
ASU No. 2010-06 also clarifies existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
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
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no significant impact on the Corporation’s interim condensed consolidated financial statements.
NOTE 3 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common shareholders divided by the weighted—average number of common shares outstanding during the period, which includes shares held in a Trust controlled by the Corporation. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director Fee Plan.
Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Average number of common shares outstanding for basic calculation	7,544,629	7,518,185	7,542,693	7,518,471
Potential effect of shares in the Deferred Director Fee Plan (1)	185,950	196,522	184,178	195,630

Average number of common shares outstanding used to calculate diluted earnings per common share	7,730,579	7,714,707	7,726,871	7,714,101

Net income	$2,151	$2,201	$4,174	$3,530

Earnings per share
Basic	$0.29	$0.29	$0.55	$0.47

Diluted	$0.28	$0.29	$0.54	$0.46

(1)	Exclusive of shares held in a Trust controlled by the Corporation

NOTE 4 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at:

	June 30	December 31
	2010	2009
States and political subdivisions	$7,223	$9,962
Mortgage-backed	—	3,601

Total	$7,223	$13,563

Included in the net trading losses of $38 during the first six months 2010, was $60 of net trading losses on securities that relate to the Corporation’s trading portfolio as of June 30, 2010.
NOTE 5 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available-for-sale, with gross unrealized gains and losses, are as follows at:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$11,380	$38	$—	$11,418
States and political subdivisions	144,950	4,672	146	149,476
Auction rate money market preferred	3,200	—	717	2,483
Preferred stocks	7,800	—	766	7,034
Mortgage-backed	74,159	2,661	—	76,820
Collateralized mortgage obligations	20,035	676	—	20,711

Total	$261,524	$8,047	$1,629	$267,942

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$19,386	$127	$42	$19,471
States and political subdivisions	150,688	3,632	2,590	151,730
Auction rate money market preferred	3,200	—	227	2,973
Preferred stocks	7,800	—	746	7,054
Mortgage-backed	67,215	638	119	67,734
Collateralized mortgage obligations	10,296	—	192	10,104

Total	$258,585	$4,397	$3,916	$259,066

The Corporation had pledged investments in the following amounts at:

	June 30	December 31
	2010	2009
Pledged to secure other borrowed funds	$99,199	41,612
Pledged to secure repurchase agreements	80,526	74,605
Pledged for public deposits and for other purposes necessary or required by law	19,710	20,054

Total	$199,435	$136,271

The Corporation has no investment securities that are restricted to be pledged for specific purposes.
Despite a decline in borrowed funds of $9,211 since December 31, 2009, the Corporation increased the level of securities pledged to secure other borrowed funds and repurchase agreements by $63,508 since December 31, 2009. This additional pledging has enhanced the Corporation’s liquidity position as it allows for an increased availability of borrowed funds.
The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2010 are as follows:

	Maturing				Securities
		After One	After Five		With
		Year But	Years But		Variable
	Within	Within	Within	After	Monthly
	One Year	Five Years	Ten Years	Ten Years	Payments	Total
Government sponsored enterprises	$—	$8,483	$2,897	$—	$—	$11,380
States and political subdivisions	9,272	37,815	65,174	32,689	—	144,950
Auction rate money market preferred	—	—	—	3,200	—	3,200
Preferred stocks	—	—	—	7,800	—	7,800
Mortgage-backed	—	—	—	—	74,159	74,159
Collateralized mortgage obligations	—	—	—	—	20,035	20,035

Total amortized cost	$9,272	$46,298	$68,071	$43,689	$94,194	$261,524

Fair value	$9,386	$47,867	$70,579	$42,579	$97,531	$267,942

Expected maturities may differ from contractual maturities because issuers have the right to call or prepay obligations.
Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to the sale of available-for-sale debt securities is as follows during the six month periods ended:

	June 30
	2010	2009
Proceeds from sales of securities	$3,722	$32,204

Gross realized gains	$59	$648
Gross realized losses	(3)	—

Net realized gains	$56	$648

Applicable income tax expense	$(19)	$(220)

The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the sale date.

Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	June 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
States and political subdivisions	$84	$4,059	$62	$3,908	$146
Auction rate money market preferred	—	—	717	2,483	717
Preferred stocks	—	—	766	1,034	766

Total	$84	$4,059	$1,545	$7,425	$1,629

Number of securities in an unrealized loss position:		13		13	26

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$42	$7,960	$—	$—	$42
States and political subdivisions	2,536	11,459	54	2,267	2,590
Auction rate money market preferred	—	—	227	2,973	227
Preferred stocks	—	—	746	3,054	746
Mortgage-backed	119	25,395	—	—	119
Collateralized mortgage obligations	192	10,104	—	—	192

Total	$2,889	$54,918	$1,027	$8,294	$3,916

Number of securities in an unrealized loss position:		39		8	47

The Corporation has invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at estimated fair value. Due to credit market uncertainty, the trading for these securities has been limited. As a result of the limited trading of these securities, $7,800 converted to mandatorily redeemable preferred stock with debt like characteristics in 2009.
Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of June 30, 2010 and December 31, 2009. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, and the current volume of trading activity. As of June 30, 2010, the Corporation held an auction rate money market preferred security and a preferred stock with a decline in fair value resulting from the security’s interest rate, as it is lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of its cost basis.

As of June 30, 2010 and December 31, 2009, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:
•	Has the value of the investment declined more than 20% based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Is it more likely than not that the Corporation will not have to sell the security before recovery of its cost basis?

•	Has the duration of the investment been extended by more than 7 years?
Based on the Corporation’s analysis using the above criteria, and the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position and that it is more likely than not the Corporation will not have to sell the securities before recovery of its cost basis, management does not believe that the values of any securities are other-than-temporarily impaired as of June 30, 2010 or December 31, 2009.
NOTE 6 —LOANS
A summary of changes in the allowance for loan losses follows:

	2010	2009
Allowance for loan losses — January 1	$12,979	$11,982
Loans charged off	(2,969)	(3,686)
Recoveries	745	749
Provision charged to income	2,263	3,007

Allowance for loan losses — June 30	$13,018	$12,052

The following is a summary of information pertaining to impaired loans as of:

	June 30	December 31
	2010	2009
Impaired loans with a valuation allowance	$1,925	$3,757
Impaired loans without a valuation allowance	10,213	8,897
Total impaired loans	$12,138	$12,654

Valuation allowance related to impaired loans	$352	$612

The following is a summary of the year to date average balance and interest income recognized on impaired loans through:

	June 30	June 30
	2010	2009
Year to date average investment in impaired loans	$12,546	$12,259

Year to date interest income recognized on impaired loans	$168	$81

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 7 — EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30	December 31
	2010	2009
Federal Home Loan Bank Stock	$7,960	$7,960
Investment in CT/IBT Title Agency, LLC	6,629	6,782
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	295	300

Total	$17,763	$17,921

NOTE 8 — BORROWED FUNDS
Borrowed funds consist of the following obligations as of:

	June 30	December 31
	2010	2009
Federal Home Loan Bank advances	$118,751	$127,804
Securities sold under agreements to repurchase without stated maturity dates	45,139	37,797
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000
Federal Reserve Bank discount window advance	—	7,500

	$183,890	$193,101

NOTE 9 — OTHER NONINTEREST EXPENSES
A summary of expenses included in other noninterest expenses are as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Marketing and community relations	$272	$241	$660	$438
Audit and SOX compliance fees	101	66	346	253
Directors fees	236	237	445	458
Foreclosed asset and collection	155	263	354	427
Education and travel	98	88	212	166
Printing and supplies	101	86	197	306
Amortization of deposit premium	86	96	172	191
Postage and freight	100	115	183	242
Legal fees	115	93	198	210
Consulting fees	54	45	100	95
All other	440	442	751	924

Total other	$1,758	$1,772	$3,618	$3,710

NOTE 10 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Income taxes at 34% statutory rate	$857	$886	$1,641	$1,324
Effect of nontaxable income	(496)	(491)	(1,001)	(980)
Effect of nondeductible expenses	8	11	11	19

Federal income tax expense	$369	$406	$651	$363

Included in other comprehensive income for the three and six month periods ended June 30, 2010 are unrealized gains and losses related to auction rate preferred stock investment securities and preferred stocks. For federal income tax purposes, these securities are considered equity investments for which no deferred federal income taxes are expected or recorded.
NOTE 11 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non contributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation contributed $47 to the pension plan in the six month period ended June 30, 2010. The Corporation made no contributions to the pension plan in the six month period ended June 30, 2009. The Corporation does not anticipate any further contributions to the plan in 2010.
Following are the components of net periodic benefit cost for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest cost on projected benefit obligation	$133	$126	$266	$252
Expected return on plan assets	(123)	(131)	(246)	(262)
Amortization of unrecognized actuarial net loss	39	42	77	85

Net periodic benefit cost	$49	$37	$97	$75

NOTE 12 —FAIR VALUE
Estimated Fair Values of Financial Instruments Not Recorded at Faidy Value in their Entirety on a Recurring Basis
Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, the Corporation uses present value techniques and other valuation methods to estimate the fair values of its financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	June 30, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$31,112	$31,112	$22,706	$22,706
Certicates of deposit held in other financial institutions	14,318	14,199	7,156	7,156
Trading securities	7,223	7,223	13,563	13,563
Investment securities available-for-sale	267,942	267,942	259,066	259,066
Mortgage loans available-for-sale	474	464	2,294	2,281
Net loans	716,140	714,033	719,604	710,337
Corporate owned life insurance policies	17,116	17,116	16,782	16,782
Accrued interest receivable	5,312	5,312	5,832	5,832
Equity securities without readily determinable fair values	17,763	17,763	17,921	17,921
Originated mortgage servicing rights	2,573	2,535	2,620	2,620

LIABILITIES
Deposits with no stated maturities	395,221	395,221	382,006	382,006
Deposits with stated maturities	432,414	429,592	424,048	420,646
Borrowed funds	188,392	183,890	195,179	193,101
Accrued interest payable	1,090	1,090	1,143	1,143

Financial Instruments Recorded at Fair Value
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as mortgage loans available-for-sale, impaired loans, foreclosed assets, originated mortgage servicing rights and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.
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

Level 2:
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model based valuation techniques for which all significant assumptions are observable in the market.

Level 3:
Valuation is generated from model based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The tables below present the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2010			December 31, 2009
Description	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$7,223	$7,223	$—	$9,962	$9,962	$—
Mortgage-backed	—	—	—	3,601	3,601	—

Total trading securities	7,223	7,223	—	13,563	13,563	—

Available-for-sale investment securities
Government sponsored enterprises	11,418	11,418	—	19,471	19,471	—
States and political subdivisions	149,476	149,476	—	151,730	151,730	—
Auction rate money market preferred	2,483	—	2,483	2,973	—	2,973
Preferred stock	7,034	—	7,034	7,054	—	7,054
Mortgage-backed	76,820	76,820	—	67,734	67,734	—
Collateralized mortgage obligations	20,711	20,711	—	10,104	10,104	—

Total available-for-sale investment securities	267,942	258,425	9,517	259,066	249,039	10,027
Borrowed funds	12,751	12,751	—	17,804	17,804	—
Nonrecurring items
Impaired loans	12,138	—	12,138	12,654	—	12,654
Foreclosed assets	1,073	1,073	—	1,157	1,157	—
Originated mortgage servicing rights	1,829	1,829	—	2,620	2,620	—

	$302,956	$281,301	$21,655	$306,864	$284,183	$22,681

Percent of assets and liabilities measured at fair value		92.85%	7.15%		92.61%	7.39%

As of June 30, 2010 and December 31, 2009, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.
Following is a description of the valuation methodologies and key inputs used to measure financial assets and liabilities recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. For financial assets and liabilities recorded at fair value, the description includes an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.
Cash and demand deposits due from banks: The carrying amounts of cash and short term investments, including Federal funds sold approximate fair values.
Certificates of deposit held in other financial institutions: Interest bearing balances held in other financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics.
Investment securities: Investment securities are recorded at fair value on a recurring basis. Level 2 fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 2 securities include bonds issued by government sponsored enterprises, states and political subdivisions, and mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises.
Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks. Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of June 30, 2010 and December 31, 2009. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, and the current volume of trading activity. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next two years, but final maturities in excess of 30 years. The Corporation calculated the present value assuming a 30 year non amortizing balloon using weighted average discount rates between 3.77% and 7.41% as of June 30, 2010.
Mortgage loans available-for-sale: Mortgage loans available-for-sale are carried at the lower of cost or market value. The fair value of mortgage loans available-for-sale is based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2 valuation.
Loans: For variable rate loans with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated.
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, management measures the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
The Corporation reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, Management utilizes independent appraisals, broker price opinions, or internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. The Corporation uses this valuation to determine if any charge offs or specific reserves are necessary. The Corporation may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be obsolete.
Impaired loans where an allowance is established based on the net realizable value of collateral require classification in the fair value hierarchy. The Corporation classifies adjustments to the carrying values of impaired loans as a nonrecurring Level 3 valuation.
Corporate owned life insurance policies: Corporate owned life insurance is reported at its cash surrender value, or the amount that can be currently realized, which approximates fair value.
Accrued interest: The carrying amounts of accrued interest approximate fair value.
Acquisition intangibles and goodwill: Acquisition intangibles and goodwill are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3 valuation. During 2010 and 2009, there were no impairments recorded on goodwill and other acquisition intangibles.
Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3 valuation. During 2010 and 2009, there were no impairments recorded on equity securities without readily determinable fair values.
Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or net realizable value. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral and as such, the Corporation classifies foreclosed assets as nonrecurring

Level 2 valuation. When management determines that the net realizable value of the collateral is further impaired below the appraised value but there is no observable market price, the Corporation records the foreclosed asset as a nonrecurring Level 3 valuation.
Originated mortgage servicing rights: Originated mortgage servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, originated mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subject to nonrecurring fair value adjustments as Level 2 valuation.
Deposits: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Borrowed funds: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of the Corporation’s borrowed funds are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing arrangements.
The Corporation has elected to measure a portion of borrowed funds at fair value. These borrowings are recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowings rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as Level 2 valuation.
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
The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.
The table below represents the activity in investment securities available-for-sale measured with Level 3 inputs on a recurring basis for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Level 3 inputs at beginning of period	$9,894	$6,950	$10,027	$5,979
Net unrealized (losses) gains	(377)	725	(510)	1,696

Level 3 inputs — June 30	$9,517	$7,675	$9,517	$7,675

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and six month periods ended June 30, 2010 and 2009, are summarized as follows:

	Three Months Ended June 30
	2010			2009
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring Items
Trading securities	$(37)	$—	$(37)	$(57)	$—	$(57)
Other borrowed funds	—	(3)	(3)	—	73	73
Nonrecurring Items
Foreclosed assets	—	(13)	(13)	—	(34)	(34)
Originated mortgage servicing rights	—	(185)	(185)	—	205	205

Total	$(37)	$(201)	$(238)	$(57)	$244	$187

	Six Months Ended June 30
	2010			2009
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring items
Trading securities	$(38)	$—	$(38)	$30	$—	$30
Borrowed funds	—	53	53	—	216	216
Nonrecurring items
Foreclosed assets	—	(90)	(90)	—	(34)	(34)
Originated mortgage servicing rights	—	(149)	(149)	—	(8)	(8)

Total	$(38)	$(186)	$(224)	$30	$174	$204

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Borrowings carried at fair value at beginning of period	$17,748	$22,987	$17,804	$23,130
Paydowns and maturities	(5,000)	(5,001)	(5,000)	(5,001)
Net change in fair value	3	(73)	(53)	(216)

Borrowings carried at fair value — June 30	$12,751	$17,913	$12,751	$17,913

Unpaid principal balance — June 30	$12,154	$17,191	$12,154	$17,191

The Corporation has elected to measure a portion of its borrowings under the fair value option. This election has allowed the Corporation to hedge against changes in the fair value of its trading securities. The individual borrowings elected to be measured under the fair value option are based on management’s assessment of the current and projected interest rate environment. There are no borrowings which are ineligible to be measured under the fair value option.
NOTE 13 — OPERATING SEGMENTS
The Corporation has determined that it has only one operating segment. The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. As of June 30, 2010 and 2009 and each of the three and six month periods then ended, the operations of Isabella Bank (the “Bank”) represented 90% or more of the Corporation’s total assets and operating results. Therefore, the Corporation has only one operating segment and no segment reporting is required.

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
The Corporation currently has both available-for-sale and trading investment securities that are carried at fair value. Changes in the fair value of available-for-sale investment securities are included as a component of other comprehensive income, while declines in the fair value of these securities below their cost that are other-than-temporary would be reflected as realized losses. The change in value of trading investment securities is included in current earnings. Management evaluates securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for available-for-sale and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. The fair values of investment securities with illiquid markets are estimated by management utilizing a discounted cash flow analysis or other type of valuation adjustment methodology. These securities are also compared, when possible, to other securities with similar characteristics.

RESULTS OF OPERATIONS
Executive Summary
Isabella Bank Corporation, as well as all other financial institutions in Michigan and across the entire country, continues to experience the negative impacts on its operations from the recent economic recession. This recession, which began in 2008, has resulted in historically high levels of loan delinquencies and nonaccrual loans, which have translated into increases in net loans charged off and foreclosed asset and collection expenses. Despite the current economic downturn, the Corporation continues to be profitable, with net income of $2,151 and $4,174 for the three and six month periods ended June 30, 2010, respectively. The Corporation’s nonperforming loans represented 1.06% of total loans as of June 30, 2010 which declined from 1.28% as of December 31, 2009. The ratio of nonperforming loans to total loans for all banks in the Corporation’s peer group was 3.67% as of March 31, 2010 (June 30, 2010 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) was 4.06% for the six months ended June 30, 2010.
New Branch Office
As part of the Corporation’s effort to expand its market area, it will be opening a new branch office in Midland, Michigan. The new location will expand the Corporation’s presence in the Midland area and is expected to be a source of both commercial and consumer loans and deposits.
Recent Legislation
The recently passed Health Care and Education Act of 2010 and the Patient Protection and Affordable Care Act could have a significant impact on the Corporation’s operating results in future periods. Aside from the potential increases in the Corporation’s health care costs, the implementation of the new rules and requirements is likely to require a substantial commitment from the Corporation’s management.
The recently passed Dodd-Frank Wall Street Reform Act and Consumer Protection Act (“Act”) is very broad and complex legislation that puts in place a sweeping new financial services framework that is likely to have significant regulatory and legal consequences and will likely impact the Corporation’s future operating results. Implementation of the Act will require compliance with numerous new regulations, which will not only increase compliance and documentation costs, but also may lead to an increase in litigation risk.

Selected Financial Data
The following table outlines the results of operations for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
INCOME STATEMENT DATA
Net interest income	$9,981	$9,479	$19,680	$18,924
Provision for loan losses	1,056	1,535	2,263	3,007
Net income	2,151	2,201	4,174	3,530
PER SHARE DATA
Earnings per share
Basic	$0.29	$0.29	$0.55	$0.47
Diluted	0.28	0.29	0.54	0.46
Cash dividends per common share	0.18	0.13	0.36	0.25
Book value (at end of period)	19.39	18.06	19.39	18.06
RATIOS
Average primary capital to average assets	13.07%	13.32%	13.32%	13.19%
Net income to average assets (annualized)	0.74	0.79	0.72	0.63
Net income to average equity (annualized)	6.14	6.38	5.88	5.10
Net income to average tangible equity (annualized)	9.16	9.70	8.94	7.80
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for the Corporation. Interest income includes loan fees of $499 and $902 for the three and six month periods ended June 30, 2010, respectively, as compared to $538 and $988 during the same periods in 2009. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.
(Continued on page 27)

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
The following table displays the results for the three month periods ended June 30:

	2010			2009
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Loans	$725,881	$11,651	6.42%	$723,854	$12,018	6.64%
Taxable investment securities	153,588	1,346	3.51%	106,912	1,083	4.05%
Nontaxable investment securities	118,100	1,697	5.75%	122,609	1,832	5.98%
Trading account securities	8,714	121	5.55%	17,886	225	5.03%
Federal funds sold	—	—	—	108	—	0.00%
Other	38,044	110	1.16%	23,453	46	0.78%

Total earning assets	1,044,327	14,925	5.72%	994,822	15,204	6.11%

NON EARNING ASSETS
Allowance for loan losses	(13,317)			(12,197)
Cash and demand deposits due from banks	15,878			21,984
Premises and equipment	24,577			23,880
Accrued income and other assets	89,310			86,794

Total assets	$1,160,775			$1,115,283

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$133,501	35	0.10%	$117,330	30	0.10%
Savings deposits	169,036	96	0.23%	181,098	96	0.21%
Time deposits	422,111	2,743	2.60%	390,936	3,339	3.42%
Borrowed funds	181,445	1,417	3.12%	186,994	1,561	3.34%

Total interest bearing liabilities	906,093	4,291	1.89%	876,358	5,026	2.29%

NONINTEREST BEARING LIABILITIES
Demand deposits	102,634			93,842
Other	11,938			7,121
Shareholders’ equity	140,110			137,962

Total liabilities and shareholders’ equity	$1,160,775			$1,115,283

Net interest income (FTE)		$10,634			$10,178

Net yield on interest earning assets (FTE)			4.07%			4.09%

The following table displays the results for the six month periods ended June 30:

	2010			2009
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Loans	$725,038	$23,168	6.39%	$726,433	$23,916	6.58%
Taxable investment securities	147,832	2,625	3.55%	114,891	2,370	4.13%
Nontaxable investment securities	118,434	3,491	5.90%	122,102	3,641	5.96%
Trading account securities	9,868	262	5.31%	19,244	477	4.96%
Federal funds sold	—	—	—	1,684	1	0.12%
Other	35,892	214	1.19%	23,824	164	1.38%

Total earning assets	1,037,064	29,760	5.74%	1,008,178	30,569	6.06%

NON EARNING ASSETS
Allowance for loan losses	(13,356)			(12,133)
Cash and demand deposits due from banks	15,994			20,812
Premises and equipment	24,450			23,764
Accrued income and other assets	89,867			88,177

Total assets	$1,154,019			$1,128,798

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$133,670	70	0.10%	$118,160	63	0.11%
Savings deposits	167,469	185	0.22%	180,214	198	0.22%
Time deposits	419,571	5,502	2.62%	389,061	6,831	3.51%
Borrowed funds	183,763	2,934	3.19%	202,372	3,162	3.12%

Total interest bearing liabilities	904,473	8,691	1.92%	889,807	10,254	2.30%

NONINTEREST BEARING LIABILITIES
Demand deposits	98,097			93,661
Other	9,356			6,964
Shareholders’ equity	142,093			138,366

Total liabilities and shareholders’ equity	$1,154,019			$1,128,798

Net interest income (FTE)		$21,069			$20,315

Net yield on interest earning assets (FTE)			4.06%			4.03%

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

	Three Months Ended			Six Months Ended
	June 30, 2010 Compared to			June 30, 2010 Compared to
	June 30, 2009			June 30, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$34	$(401)	$(367)	$(46)	$(702)	$(748)
Taxable investment securities	424	(161)	263	616	(361)	255
Nontaxable investment securities	(66)	(69)	(135)	(108)	(42)	(150)
Trading account securities	(125)	21	(104)	(247)	32	(215)
Federal funds sold	—	—	—	(1)	—	(1)
Other	36	28	64	74	(24)	50

Total changes in interest income	303	(582)	(279)	288	(1,097)	(809)

CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	4	1	5	8	(1)	7
Savings deposits	(7)	7	—	(14)	1	(13)
Time deposits	250	(846)	(596)	504	(1,833)	(1,329)
Borrowed funds	(45)	(99)	(144)	(296)	68	(228)

Total changes in interest expense	202	(937)	(735)	202	(1,765)	(1,563)

Net change in interest margin (FTE)	$101	$355	$456	$86	$668	$754

Despite the declines in interest rates over the last year (for both interest earning assets and interest bearing liabilities), the Corporation has been able to maintain net interest margins in excess of 4.0%.
The Corporation anticipates that net interest margin yield will decline slightly during the remainder of 2010 due to the following factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate in the foreseeable future. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities, which are either called or matured during 2010, will likely be reinvested at significantly lower rates.

•	Interest rates on residential mortgage loans remain at or near historical lows. This rate environment has led to strong consumer demand for fixed rate mortgage products which are generally sold to the secondary market. As a result, there has been a significant decline in three and five year balloon mortgages, which are held on the Corporation’s balance sheet. As these balloon mortgages have paid off, the proceeds from these loans have been reinvested (typically in the form of available-for-sale investment securities) at lower interest rates which has adversely impacted interest income.

•	Loan growth has been minimal in the first six months of 2010. Average loans to assets were 62.8% in the first six months of 2010 as compared to 64.3% in 2009, a 1.5% decline. The decline represents a shift of assets from higher yielding loans into investments.

•	While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management is actively working to lengthen the terms of its interest bearing liabilities. This lengthening has increased the Corporation’s cost of funding, reducing net interest income in the short term.

•	In an effort to reduce the potential long term negative impact of increases in rates paid on interest bearing liabilities, the Corporation will continue to grow its balance sheet through the acquisition of investment securities. These investments will be funded through deposit growth and wholesale borrowings. The net interest margin generated by the purchase of these investments is anticipated to be less than 2.0%, lowering the net FTE yield, but providing additional net interest income.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of potential losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the six month periods ended June 30:

	2010	2009	Variance
Allowance for loan losses — January 1	$12,979	$11,982	$997
Loans charged off
Commercial and agricultural	1,144	2,226	(1,082)
Real estate mortgage	1,589	1,028	561
Consumer	236	432	(196)

Total loans charged off	2,969	3,686	(717)
Recoveries
Commercial and agricultural	291	388	(97)
Real estate mortgage	302	169	133
Consumer	152	192	(40)

Total recoveries	745	749	(4)

Net loans charged off	2,224	2,937	(713)
Provision for loan losses	2,263	3,007	(744)

Allowance for loan losses — June 30	$13,018	$12,052	$966

Year to date average loans outstanding	$725,038	$726,433	$(1,395)

Net loans charged off to average loans outstanding	0.31%	0.40%	-0.10%

Total amount of loans outstanding	$727,051	$725,294	$1,757

Allowance for loan losses as a % of loans	1.79%	1.66%	0.13%

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
As shown in the preceding table, when comparing the first six months of 2010 to the same period in 2009, net loans charged off decreased by $713. This improvement allowed the Corporation to reduce its provision for loan losses in 2010 as compared to 2009. While there have been marked improvements in the level of net loans charged off and nonperforming assets, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.
The following table summarizes the Corporation’s restructured loans as of:
RESTRUCTURED LOANS

	June 30	December 31
	2010	2009	Change
Complying with modified terms	$5,445	$3,540	$1,905
Past due 30-89 days	233	1,011	(778)
Past due 90 days or more	—	426	(426)

Total restructured loans	$5,678	$4,977	$701

Restructured loans accruing interest	$2,046	$2,116	$(70)
Restructured loans in nonaccrual status	3,632	2,861	771

Total restructured loans	$5,678	$4,977	$701

The Corporation has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These actions have led to a decline in nonperforming loans and an increase in restructured loans since year end. These loan restructurings have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Restructured loans may be placed back on accrual after six months of performance.
To be classified as a restructured loan, the concessions granted to a customer must meet any one of the following criteria:
1.	Reduction of the stated interest rate for the remaining original life of the debt.

2.	Extension of the amortization period beyond typical lending guidelines.

3.	Reduction of the face amount or maturity amount.

4.	Reduction of accrued interest.
The following table displays the results of the Corporation’s efforts related to loans restructured since December 31, 2008:

	Successful		Unsuccessful		Total
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
Reduction in interest rate	2	$275	1	$132	3	$407
Extension of amortization	24	3,895	1	57	25	3,952
Reduction in interest rate and extension of amortization	28	3,950	—	—	28	3,950

	54	$8,120	2	$189	56	$8,309

Since December 31, 2008 the Corporation has not restructured any loans as a result of a reduction of the face amount or maturity amount.

While the Corporation has restructured $8,309 of loans since December 31, 2008 it had $5,678 of loans classified as restructured as of June 30, 2010. The reduction in the balance is a reflection of the success of the Corporation’s efforts to work with customers to modify the terms of their loan agreements, which allows them to comply with the modified terms, allowing the loans to be removed from restructured loan status after at least six months of compliance with the new terms.
The following table summarizes the Corporation’s nonperforming assets as of:
NONPERFORMING ASSETS

	June 30	December 31
	2010	2009	Change
Nonaccrual loans	$7,221	$8,522	$(1,301)
Accruing loans past due 90 days or more	519	768	(249)

Total nonperforming loans	7,740	9,290	(1,550)
Other real estate owned (OREO)	1,073	1,141	(68)
Repossessed assets	—	16	(16)

Total nonperforming assets	$8,813	$10,447	$(1,634)

Nonperforming loans as a % of total loans	1.06%	1.28%	-0.22%

Nonperforming assets as a % of total assets	0.76%	0.91%	-0.15%

As shown in the preceding table, the Corporation’s nonperforming assets to total assets has declined by 0.15% from December 31, 2009, and are lower than state and national averages. Total past due and nonaccrual loans were below 2.0% for the first time in the last 3 years.
Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless they are well secured and in the process of collection. Upon transferring the loans to nonaccrual status, an evaluation to determine the net realizable value of the underlying collateral is performed. This evaluation is used to help determine if any charge downs are necessary. Loans may be placed back on accrual after six months of continued performance.
The following table summarizes the Corporation’s nonaccrual loan balances by type as of:

	June 30	December 31
	2010	2009	Change
Commercial and agricultural	$4,676	$5,810	$(1,134)
Residential mortgage	2,545	2,657	(112)
Consumer installment	—	55	(55)

	$7,221	$8,522	$(1,301)

Included in nonaccrual commercial and agricultural loans was one credit with a balance of $1,500 as of June 30, 2010 and $1,800 as of December 31, 2009. This credit, which is secured by undeveloped commercial real estate, was charged down by $1,325 in January of 2009 when it was transferred to nonaccrual status. The amount of the charge off was determined as a result of an independent appraisal of the property. In June of 2010, the credit was charged down an additional $300, to its current carrying balance, to approximate the underlying collateral’s net realizable value. There are no other individually significant credits included in nonaccrual loans.
Included in the nonaccrual loan balances above were credits currently classified as restructured loans as of:

	June 30	December 31
	2010	2009	Change
Commercial and agricultural	$1,320	$1,692	$(372)
Residential mortgage	726	424	302

	$2,046	$2,116	$(70)

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses (ALLL). To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.
The following tables summarize the Corporation’s past due and nonaccrual loans as of:

	June 30, 2010
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$2,206	$445	$4,676	$7,327
Residential mortgage	3,835	74	2,545	6,454
Consumer installment	359	—	—	359

	$6,400	$519	$7,221	$14,140

	December 31, 2009
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$2,567	$462	$5,810	$8,839
Residential mortgage	7,352	287	2,657	10,296
Consumer installment	386	20	55	461

	$10,305	$769	$8,522	$19,596

The Corporation has devoted considerable attention to identifying loans for which inherent losses are probable and adjusting the value of these loans to their current net realizable values. To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. A continued decline in real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.
Based on management’s analysis, the allowance for loan losses of $13,018 is considered appropriate as of June 30, 2010. Management will continue to closely monitor its overall credit quality during 2010 to ensure that the allowance for loan losses remains appropriate.
NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2010	2009	$	%
Service charges and fee income
NSF and overdraft fees	$738	$795	$(57)	-7.2%
ATM and debit card fees	377	304	73	24.0%
Trust fees	235	212	23	10.8%
Freddie Mac servicing fee	179	178	1	0.6%
Service charges on deposit accounts	87	86	1	1.2%
Net originated mortgage servicing rights (loss) income	(159)	462	(621)	-134.4%
All other	37	28	9	32.1%

Total service charges and fees	1,494	2,065	(571)	-27.7%
Gain on sale of mortgage loans	74	260	(186)	-71.5%
Net loss on trading securities	(37)	(57)	20	N/M
Net (loss) gain on borrowings measured at fair value	(3)	73	(76)	-104.1%
Gain on sale of investment securities	—	427	(427)	-100.0%
Other
Earnings on corporate owned life insurance policies	144	148	(4)	-2.7%
Brokerage and advisory fees	147	138	9	6.5%
All other	51	77	(26)	-33.8%

Total other	342	363	(21)	-5.8%

Total noninterest income	$1,870	$3,131	$(1,261)	-40.3%

	Six Months Ended June 30
			Change
	2010	2009	$	%
Service charges and fee income
NSF and overdraft fees	$1,448	$1,524	$(76)	-5.0%
ATM and debit card fees	722	579	143	24.7%
Trust fees	429	409	20	4.9%
Freddie Mac servicing fee	367	342	25	7.3%
Service charges on deposit accounts	167	168	(1)	-0.6%
Net originated mortgage servicing rights (loss) income	(84)	330	(414)	-125.5%
All other	73	62	11	17.7%

Total service charges and fees	3,122	3,414	(292)	-8.6%
Gain on sale of mortgage loans	167	528	(361)	-68.4%
Net (loss) gain on trading securities	(38)	30	(68)	-226.7%
Net gain on borrowings measured at fair value	53	216	(163)	-75.5%
Gain on sale of available for sale investment securities	56	648	(592)	-91.4%
Other
Earnings on corporate owned life insurance policies	313	324	(11)	-3.4%
Brokerage and advisory fees	290	239	51	21.3%
All other	74	89	(15)	-16.9%

Total other	677	652	25	3.8%

Total noninterest income	$4,037	$5,488	$(1,451)	-26.4%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts including: service charges, NSF and overdraft fees, and ATM and debit card fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been declining over the past two years. This decline is a result of customers more closely managing their deposit accounts to avoid paying overdraft fees. The Corporation anticipates that NSF and overdraft fees will decline in the third quarter of 2010 as a result of new regulatory guidance issued by the Federal Reserve Bank being implemented related to NSF and overdraft fees.

•	The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.

•	As a result of lower than normal residential mortgage rates, the Corporation experienced increases in the volume of loans sold to Freddie Mac since the fourth quarter of 2008. This high volume led to increases in gains from the sale of mortgage loans in the first six months of 2009. The volume of new mortgage activity has returned to more normal levels in 2010, leading to a decline in the gain on sale of mortgage loans compared to the same period in 2009. Despite the increase in the balance of serviced loans, the Corporation recorded a net loss of $159 related to originated mortgage servicing rights in the three month period ended June 30, 2010. This loss was primarily the result of recent declines in the offering rates on residential mortgage loans. As refinancing activity is expected to decline, the Corporation does not anticipate any significant increases in net OMSR income throughout the remainder of the year. The Corporation anticipates that Freddie Mac servicing fees and gains from the sale of mortgage loans will approximate current levels for the remainder of 2010.

•	Fluctuations in the gains and losses related to trading securities and borrowings carried at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.

•	The Corporation does not anticipate any significant sales of available-for-sale investment securities throughout the remainder of 2010.

•	Fees generated from brokerage and advisory services have been steadily increasing for the past few years. This has been the result of staff additions as well as a conscious effort by management to expand the Corporation’s presence in its local market. Management anticipates this trend to continue throughout 2010.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2010	2009	$	%
Compensation and benefits
Leased employee salaries	$3,380	$3,450	$(70)	-2.0%
Leased employee benefits	1,183	1,265	(82)	-6.5%
All other	2	5	(3)	-60.0%

Total compensation and benefits	4,565	4,720	(155)	-3.3%

Occupancy
Depreciation	147	134	13	9.7%
Outside services	131	109	22	20.2%
Utilities	93	86	7	8.1%
Property taxes	114	118	(4)	-3.4%
Building repairs	53	84	(31)	-36.9%
All other	19	17	2	11.8%

Total occupancy	557	548	9	1.6%

Furniture and equipment
Depreciation	490	450	40	8.9%
Computer / service contracts	438	391	47	12.0%
ATM and debit card expenses	146	161	(15)	-9.3%
All other	8	11	(3)	-27.3%

Total furniture and equipment	1,082	1,013	69	6.8%

FDIC insurance premiums	313	415	(102)	-24.6%

Other
Marketing and community relations	272	226	46	20.4%
Audit and SOX compliance fees	101	66	35	53.0%
Directors fees	236	237	(1)	-0.4%
Foreclosed asset and collection	155	263	(108)	-41.1%
Education and travel	98	88	10	11.4%
Printing and supplies	101	86	15	17.4%
Amortization of deposit premium	86	96	(10)	-10.4%
Postage and freight	100	115	(15)	-13.0%
Legal fees	115	93	22	23.7%
Consulting fees	54	45	9	20.0%
All other	440	457	(17)	-3.7%

Total other	1,758	1,772	(14)	-0.8%

Total noninterest expenses	$8,275	$8,468	$(193)	-2.3%

	Six Months Ended June 30
			Change
	2010	2009	$	%
Compensation and benefits
Leased employee salaries	$6,757	$6,730	$27	0.4%
Leased employee benefits	2,396	2,656	(260)	-9.8%
All other	7	10	(3)	-30.0%

Total compensation and benefits	9,160	9,396	(236)	-2.5%

Occupancy
Depreciation	292	266	26	9.8%
Outside services	255	212	43	20.3%
Utilities	216	208	8	3.8%
Property taxes	228	232	(4)	-1.7%
Building repairs	92	125	(33)	-26.4%
All other	36	34	2	5.9%

Total occupancy	1,119	1,077	42	3.9%

Furniture and equipment
Depreciation	943	900	43	4.8%
Computer / service contracts	867	801	66	8.2%
ATM and debit card expenses	288	305	(17)	-5.6%
All other	15	23	(8)	-34.8%

Total furniture and equipment	2,113	2,029	84	4.1%

FDIC insurance premiums	619	1,300	(681)	-52.4%

Other
Marketing and community relations	660	438	222	50.7%
Audit and SOX compliance fees	346	253	93	36.8%
Directors fees	445	458	(13)	-2.8%
Foreclosed asset and collection	354	427	(73)	-17.1%
Education and travel	212	166	46	27.7%
Printing and supplies	197	306	(109)	-35.6%
Amortization of deposit premium	172	191	(19)	-9.9%
Postage and freight	183	242	(59)	-24.4%
Legal fees	198	210	(12)	-5.7%
Consulting fees	100	95	5	5.3%
All other	751	924	(173)	-18.7%

Total other	3,618	3,710	(92)	-2.5%

Total noninterest expenses	$16,629	$17,512	$(883)	-5.0%

Significant changes in noninterest expenses are detailed below:
•
Leased employee salaries have remained essentially unchanged from 2009. During the first six months of 2009, the Corporation incurred increased overtime costs related to the large volume of mortgage refinancing activity. While the demand for mortgage refinancing has reduced, the reduction in overtime has been offset by annual merit increases and the continued growth of the Corporation.

•	Leased employee benefits declined primarily as a result of decreases in the Corporation’s health care claims.

•	FDIC insurance premium expense has decreased primarily as a result of an FDIC special assessment of $479, which was paid in September 2009, but was fully accrued as of June 30, 2009.

•
Marketing and community relations expenses have primarily increased as a result of the Corporation increasing its charitable contributions during the first six months of 2010. Management anticipates that marketing and community relations expenses will decline slightly over the remainder of 2010.

•
Audit and SOX compliance fees increased in the three and six month periods ended June 30, 2010, when compared to the same periods in 2009, due to the timing of the performance of recurring audit procedures.

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

•
While foreclosed asset and collection expenses have declined from 2009, they continue to be at historically high levels. Management anticipates that these expenses will approximate current levels throughout the remainder of 2010.

•
The Corporation’s legal expenses can fluctuate from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations. At this time, the Corporation is not aware of any significant legal matters, and as such expects that legal expenses should approximate current levels for the remainder of 2010.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	June 30	December 31
	2010	2009	$ Change	% Change
ASSETS
Cash and cash equivalents	$31,112	$22,706	$8,406	37.02%
Certificates of deposit held in other financial institutions	14,199	7,156	7,043	98.42%
Trading securities	7,223	13,563	(6,340)	-46.74%
Available-for-sale securities	267,942	259,066	8,876	3.43%
Mortgage loans available-for-sale	464	2,281	(1,817)	-79.66%
Loans	727,051	723,316	3,735	0.52%
Allowance for loan losses	(13,018)	(12,979)	(39)	0.30%
Premises and equipment	24,775	23,917	858	3.59%
Acquisition intangibles and goodwill, net	47,257	47,429	(172)	-0.36%
Equity securities without readily determinable fair values	17,763	17,921	(158)	-0.88%
Other assets	37,573	39,568	(1,995)	-5.04%

TOTAL ASSETS	$1,162,341	$1,143,944	$18,397	1.61%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$824,813	$802,652	$22,161	2.76%
Borrowed funds	183,890	193,101	(9,211)	-4.77%
Accrued interest and other liabilities	7,359	7,388	(29)	-0.39%

Total liabilities	1,016,062	1,003,141	12,921	1.29%
Shareholders’ equity	146,279	140,803	5,476	3.89%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,162,341	$1,143,944	$18,397	1.61%

As shown above, the Corporation has intentionally increased its balance sheet through the acquisition of available-for-sale investment securities and certificates of deposit held in other financial institutions, which is consistent with its plan to increase net interest income. These purchases were funded primarily with retail deposit growth. Investment securities and certificates of deposit held in other financial institutions are expected to continue to increase throughout 2010.
The following table outlines the changes in the loan portfolio:

	June 30	December 31		% Change
	2010	2009	$ Change	(unannualized)
Commercial	$348,403	$340,274	$8,129	2.39%
Agricultural	70,527	64,845	5,682	8.76%
Residential real estate mortgage	276,068	285,838	(9,770)	-3.42%
Installment	32,053	32,359	(306)	-0.95%

	$727,051	$723,316	$3,735	0.52%

As shown in the preceding table, the Corporation’s loan portfolio has increased slightly since year end. While commercial and agricultural loans increased by $13,811, this growth was offset by the decline in residential real estate mortgages. Residential mortgages continue to decline as consumer demand for balloon mortgage products has been replaced with an increased demand for fixed rate, long term residential mortgages, which the Corporation generally sells to the secondary market.

The following table outlines the changes in the deposit portfolio:

	June 30	December 31		% Change
	2010	2009	$ Change	(unannualized)
Noninterest bearing demand deposits	$101,101	$96,875	$4,226	4.36%
Interest bearing demand deposits	128,509	128,111	398	0.31%
Savings deposits	165,611	157,020	8,591	5.47%
Certificates of deposit	361,526	356,594	4,932	1.38%
Brokered certificates of deposit	52,711	50,933	1,778	3.49%
Internet certificates of deposit	15,355	13,119	2,236	17.04%

Total	$824,813	$802,652	$22,161	2.76%

As shown in the preceding table, the growth in deposits since December 31, 2009 came primarily in the form of savings deposits, which includes increases in money market accounts as well as other savings accounts. Total deposit accounts are expected to increase slightly over the remainder of 2010, with much of the growth coming in the form of certificates of deposits as the Corporation’s intent is to lengthen the repricing characteristics of its interest bearing liabilities.
Borrowed funds consist of the following obligations as of:

	June 30	December 31		% Change
	2010	2009	$ Change	(unannualized)
Federal Home Loan Bank advances	$118,751	$127,804	$(9,053)	-7.08%
Securities sold under agreements to repurchase without stated maturity dates	45,139	37,797	7,342	19.42%
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000	—	0.00%
Federal Reserve Bank discount window advance	—	7,500	(7,500)	-100.00%

	$183,890	$193,101	$(9,211)	-4.77%

The following table outlines the year to date average and maximum balances of repurchase agreements through:

	Year to Date Average		Year to Date Maximum
	June 30	December 31	June 30	December 31
	2010	2009	2010	2009
Securities sold under agreements to repurchase without stated maturity dates	$38,107	$38,590	$45,139	$51,269
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000	20,000	20,000

	$58,107	$58,590	$65,139	$71,269

Due to the nature of the repurchase agreements, the Corporation accounts for all repurchase agreements as collateralized borrowings, for which it has pledged investment securities (see Note 5 of the condensed consolidated financial statements).
As there are no stated maturities or withdrawal penalties, the Corporation has little control over the fluctuations in the repurchase agreements without stated maturity dates. Repurchase agreements with stated maturities may or may not be replaced upon their maturity based on the projected funding needs of the Corporation.

Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 59,186 shares or $1,078 of common stock during the first six months of 2010, as compared to 46,512 shares or $907 of common stock during the same period in 2009. The Corporation also offers a deferred compensation plan for its directors, which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, the Corporation increased shareholders equity by $332 and $337 during the six month periods ended June 30, 2010 and 2009, respectively.
The Board of Directors has approved a common stock repurchase plan to enable the Corporation to repurchase its common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan, and for distributions from the director’s deferred compensation plan. During the first six months of 2010 and 2009, pursuant to this plan, the Corporation repurchased 76,097 shares of common stock at an average price of $18.74 and 64,883 shares of common stock at an average price of $20.70, respectively. As of June 30, 2010, the Corporation was authorized to repurchase up to an additional 102,335 shares of common stock.
Accumulated other comprehensive loss decreased $3,744 for the six month period ended June 30, 2010, net of tax. The decrease is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its investment portfolio and believes that there are no losses that are other-than-temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.44% as of June 30, 2010.
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

	June 30	December 31
	2010	2009	Required
Equity Capital	12.25%	12.80%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.50%	14.05%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At June 30, 2010, the Bank exceeded these minimum capital requirements. Recently passed legislation may increase the required level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity, as of June 30, 2010 and December 31, 2009. These categories totaled $310,959 or 26.8% of assets as of June 30, 2010 as compared to $292,464 or 25.6% as of December 31, 2009. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.

Historically, the primary source of funds for the Corporation has been deposits. The Corporation emphasizes interest bearing time deposits as part of its funding strategy. The Corporation also seeks noninterest bearing deposits, or checking accounts, which reduce the Corporation’s cost of funds in an effort to expand the customer base. However, as the competition for core deposits continues to increase, the Corporation has become more dependent on borrowings and other noncore funding sources to fund its growth.
In addition to these primary sources of liquidity, the Corporation has the ability to borrow in the federal funds market at the Federal Reserve Bank, the Federal Home Loan Bank, as well as other correspondent banks. The Corporation’s liquidity is considered adequate by the management of the Corporation.
The following table summarizes the Corporation’s sources and uses of cash for the six month periods ended June 30:

	2010	2009	$ Variance
Net cash provided by operating activities	$16,624	$12,843	$3,781
Net cash (used in) provided by investing activities	(18,447)	31,026	(49,473)
Net cash provided by (used in) financing activities	10,229	(48,812)	59,041

Increase (decrease) in cash and cash equivalents	8,406	(4,943)	13,349
Cash and cash equivalents January 1	22,706	22,979	(273)

Cash and cash equivalents June 30	$31,112	$18,036	$13,076

Net cash provided by operating activities increased due to:
•	A net decrease in the level of loans held for sale in the first six months of 2010 as compared to an increase in the same period in 2009.
Investing activities used cash in 2010 as compared to providing cash in 2009 due to:
•	A reduction in the volume of maturities, calls and sales of available-for-sale securities.
•	A net increase in loans in 2010 as compared to a decrease in 2009.
Financing activities provided cash in 2010 as compared to using cash in 2009 due to:
•	An increase in deposit account balances in 2010 as compared to a decline in 2009.
•	The Corporation reducing its borrowed funds more in 2009 as compared to the level of repayments in 2010.
The increase in cash and cash equivalents has resulted in an increase in interest bearing balances due from banks, which is primarily compromised of balances held at the Federal Reserve Bank.

FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET ARRANGEMENTS
The Corporation is party to financial instruments with off balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instruments.
The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers.
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $122,710 and $121,356 as of June 30, 2010 and December 31, 2009, respectively. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The Corporation had a total of $4,591 and $6,509 in outstanding standby letters of credit as of June 30, 2010 and December 31, 2009, respectively.
Generally, these commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer’s credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and other income producing commercial properties.
Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in the Corporation’s market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.

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
The Corporation uses two main techniques to manage interest rate risk. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation’s interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation’s assets are invested in loans and investment securities. These assets have imbedded options that allow the borrower to repay the balance prior to maturity without penalty. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rates; for residential mortgages the level of sales of used homes; and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation’s cash flows from these assets. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flow from these deposits is estimated based on the Office of Thrift Supervision (OTS) deposit decay rates. Time deposits have penalties which discourage early withdrawals. Cash flows may vary based on current offering rates, competition, customer need for deposits, and overall economic activity. The Corporation has elected to classify a portion of its investment portfolio and its borrowings into trading accounts. Management believes that these practices help it mitigate the volatility of the current interest rate environment.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of June 30, 2010 and December 31, 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for interest rate lock commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on OTS deposit decay rates.

	June 30, 2010							Fair Value
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	06/30/10

Rate sensitive assets
Other interest bearing assets	$22,369	$2,655	$3,120	$—	$—	$—	$28,144	$28,263
Average interest rates	0.54%	1.74%	2.36%	—	—	—	0.85%
Trading securities	$2,900	$2,356	$1,027	$940	$—	$—	$7,223	$7,223
Average interest rates	3.20%	2.32%	2.29%	2.57%	—	—	2.70%
Fixed interest rate securities	$85,152	$40,995	$26,294	$20,121	$17,988	$77,392	$267,942	$267,942
Average interest rates	3.45%	3.27%	3.27%	3.48%	3.49%	3.10%	3.31%
Fixed interest rate loans	$243,976	$131,440	$103,079	$80,242	$22,143	$734	$581,614	$583,721
Average interest rates	6.49%	6.68%	6.58%	6.46%	6.64%	5.99%	6.55%
Variable interest rate loans	$65,018	$21,301	$19,988	$16,894	$19,185	$3,051	$145,437	$145,437
Average interest rates	4.88%	4.96%	4.44%	3.99%	3.83%	5.15%	4.62%

Rate sensitive liabilities
Borrowed funds	$79,755	$35,000	$12,000	$20,000	$15,000	$22,135	$183,890	$188,392
Average interest rates	2.05%	3.55%	3.58%	3.46%	3.67%	4.40%	3.00%
Savings and NOW accounts	$80,911	$64,738	$46,419	$31,370	$21,433	$49,249	$294,120	$294,120
Average interest rates	0.18%	0.18%	0.17%	0.17%	0.16%	0.14%	0.17%
Fixed interest rate time deposits	$237,176	$75,810	$58,376	$26,957	$24,847	$4,650	$427,816	$430,638
Average interest rates	1.99%	3.16%	3.38%	3.21%	3.07%	3.40%	2.54%
Variable interest rate time deposits	$1,137	$639	$—	$—	$—	$—	$1,776	$1,776
Average interest rates	1.42%	1.52%	—	—	—	—	1.46%

	December 31, 2009							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09

Rate sensitive assets
Other interest bearing assets	$4,996	$960	$1,200	$—	$—	$—	$7,156	$7,156
Average interest rates	1.13%	2.29%	2.64%	—	—	—	1.54%
Trading securities	$7,139	$2,043	$2,546	$1,094	$570	$171	$13,563	$13,563
Average interest rates	2.84%	2.42%	2.28%	2.53%	2.66%	4.86%	2.66%
Fixed interest rate securities	$68,078	$35,401	$21,540	$20,369	$20,431	$93,247	$259,066	$259,066
Average interest rates	3.53%	3.51%	3.59%	3.65%	3.63%	3.58%	3.57%
Fixed interest rate loans	$133,703	$111,981	$118,749	$109,754	$62,280	$48,764	$585,231	$594,498
Average interest rates	6.64%	6.85%	6.72%	6.50%	6.61%	6.01%	6.61%
Variable interest rate loans	$60,727	$17,695	$13,799	$16,357	$16,940	$12,567	$138,085	$138,085
Average interest rates	5.00%	4.69%	4.79%	3.83%	3.74%	5.35%	4.68%

Rate sensitive liabilities
Borrowed funds	$85,101	$11,000	$32,000	$15,000	$5,000	$45,000	$193,101	$195,179
Average interest rates	2.28%	4.04%	3.50%	3.93%	4.38%	4.01%	3.17%
Savings and NOW accounts	$78,383	$65,107	$44,439	$30,095	$20,609	$46,498	$285,131	$285,131
Average interest rates	0.15%	0.15%	0.15%	0.14%	0.15%	0.13%	0.15%
Fixed interest rate time deposits	$268,005	$46,484	$53,054	$32,959	$16,273	$2,050	$418,825	$422,227
Average interest rates	2.26%	3.59%	3.47%	3.83%	3.09%	3.35%	2.72%
Variable interest rate time deposits	$1,252	$569	$—	$—	$—	$—	$1,821	$1,821
Average interest rates	1.56%	1.40%	—	—	—	—	1.51%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2010, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
(B) None
(C) Repurchases of Common Stock
The Board of Directors has adopted a common stock repurchase plan. On June 23, 2010, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.
The following table provides information for the three month period ended June 30, 2010, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, March 31, 2010				44,267
April 1 - 30, 2010	12,200	$18.20	12,200	32,067
May 1 - 31, 2010	8,976	18.05	8,976	23,091
June 1 - 23, 2010	19,556	18.00	19,556	3,535
Additional authorization				103,535
June 24 - 30, 2010	1,200	17.50	1,200	102,335

Balance, June 30, 2010	41,932	$18.05	41,932	102,335

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

Isabella Bank Corporation
Date: August 2, 2010	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer (Principal Executive Officer)

/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)