Form 10-Q
period 2010-09-30
ISABELLA BANK CORP
filed 2010-11-05
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2010
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
Common Stock no par value, 7,532,854 as of October 21, 2010

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	September 30	December 31
	2010	2009
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,630	$17,342
Interest bearing balances due from banks	25,516	5,364

Total cash and cash equivalents	45,146	22,706
Certificates of deposit held in other financial institutions	15,543	7,156
Trading securities	6,150	13,563
Investment securities available-for-sale (amortized
cost of $295,137 in 2010 and $258,585 in 2009)	302,212	259,066
Mortgage loans available-for-sale	3,591	2,281
Loans
Agricultural	72,896	64,845
Commercial	347,065	340,274
Installment	32,335	32,359
Residential real estate mortgage	273,773	285,838

Total loans	726,069	723,316
Less allowance for loan losses	13,019	12,979

Net loans	713,050	710,337
Premises and equipment	24,782	23,917
Corporate owned life insurance policies	17,317	16,782
Accrued interest receivable	6,217	5,832
Acquisition intangibles and goodwill, net	47,171	47,429
Equity securities without readily determinable fair values	17,845	17,921
Other assets	16,074	16,954

TOTAL ASSETS	$1,215,098	$1,143,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$104,697	$96,875
NOW accounts	143,854	128,111
Certificates of deposit under $100 and other savings	414,463	389,644
Certificates of deposit over $100	198,052	188,022

Total deposits	861,066	802,652
Borrowed funds ($12,708 in 2010 and $17,804 in 2009 at fair value)	198,895	193,101
Accrued interest and other liabilities	7,541	7,388

Total liabilities	1,067,502	1,003,141

Shareholders’ equity
Common stock — no par value
15,000,000 shares authorized; outstanding —7,532,859
(including 26,391 shares to be issued) in 2010 and 7,535,193
(including 30,626 shares to be issued) in 2009	133,424	133,443
Shares to be issued for deferred compensation obligations	4,561	4,507
Retained earnings	7,635	4,972
Accumulated other comprehensive income (loss)	1,976	(2,119)

Total shareholders’ equity	147,596	140,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,215,098	$1,143,944

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
			Issued for		Accumulated
	Common		Deferred		Other
	Stock Shares	Common	Compensation	Retained	Comprehensive
	Outstanding	Stock	Obligations	Earnings	(Loss) Income	Totals
Balances, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	5,727	5,348	11,075
Issuance of common stock	70,683	1,582	—	—	—	1,582
Common stock issued for deferred compensation obligations	10,067	274	(144)	—	—	130
Share based payment awards under equity compensation plan	—	—	511	—	—	511
Common stock purchased for deferred compensation obligations	—	(646)	—	—	—	(646)
Common stock repurchased pursuant to publicly announced repurchase plan	(94,497)	(1,889)	—	—	—	(1,889)
Cash dividends ($0.38 per share)	—	—	—	(2,859)	—	(2,859)

Balances, September 30, 2009	7,505,109	$132,923	$4,382	$5,296	$(221)	$142,380

Balances, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	6,727	4,095	10,822
Issuance of common stock	90,068	2,067	—	—	—	2,067
Common stock issued for deferred compensation obligations	26,898	537	(448)	—	—	89
Share based payment awards under equity compensation plan	—	—	502	—	—	502
Common stock purchased for deferred compensation obligations	—	(404)	—	—	—	(404)
Common stock repurchased pursuant to publicly announced repurchase plan	(119,300)	(2,219)	—	—	—	(2,219)
Cash dividends ($0.54 per share)	—	—	—	(4,064)	—	(4,064)

Balances, September 30, 2010	7,532,859	$133,424	$4,561	$7,635	$1,976	$147,596

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Interest income
Loans, including fees	$11,769	$11,968	$34,937	$35,884
Investment securities
Taxable	1,288	1,112	3,913	3,482
Nontaxable	1,070	1,153	3,243	3,495
Trading account securities	60	158	251	543
Federal funds sold and other	119	125	333	290

Total interest income	14,306	14,516	42,677	43,694
Interest expense
Deposits	2,888	3,372	8,645	10,464
Borrowings	1,408	1,556	4,342	4,718

Total interest expense	4,296	4,928	12,987	15,182

Net interest income	10,010	9,588	29,690	28,512
Provision for loan losses	968	1,542	3,231	4,549

Net interest income after provision for loan losses	9,042	8,046	26,459	23,963

Noninterest income
Service charges and fees	1,576	1,907	4,698	5,321
Gain on sale of mortgage loans	178	240	345	768
Net gain (loss) on trading securities	2	112	(36)	142
Net gain (loss) on borrowings measured at fair value	43	(55)	96	161
Gain on sale of available-for-sale investment securities	292	—	348	648
Other	543	362	1,220	1,014

Total noninterest income	2,634	2,566	6,671	8,054

Noninterest expenses
Compensation and benefits	4,685	4,440	13,845	13,836
Occupancy	606	554	1,725	1,631
Furniture and equipment	1,118	1,071	3,231	3,100
FDIC insurance premiums	312	110	931	1,410
Other	1,899	1,820	5,517	5,530

Total noninterest expenses	8,620	7,995	25,249	25,507

Income before federal income tax expense	3,056	2,617	7,881	6,510
Federal income tax expense	503	420	1,154	783

NET INCOME	$2,553	$2,197	$6,727	$5,727

Earnings per share
Basic	$0.34	$0.29	$0.89	$0.76

Diluted	$0.33	$0.28	$0.87	$0.74

Cash dividends per basic share	$0.18	$0.13	$0.54	$0.38

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Net income	$2,553	$2,197	$6,727	$5,727

Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	949	7,673	6,942	7,055
Reclassification adjustment for net realized gains included in net income	(292)	—	(348)	(648)

Net unrealized gains	657	7,673	6,594	6,407
Tax effect	(306)	(2,066)	(2,499)	(1,059)

Other comprehensive income, net of tax	351	5,607	4,095	5,348

COMPREHENSIVE INCOME	$2,904	$7,804	$10,822	$11,075

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30
	2010	2009
OPERATING ACTIVITIES
Net income	$6,727	$5,727
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	3,231	4,549
Impairment of foreclosed assets	90	54
Depreciation	1,891	1,752
Amortization and impairment of originated mortgage servicing rights	508	489
Amortization of acquisition intangibles	258	286
Net amortization of available-for-sale investment securities	774	534
Realized gain on sale of available-for-sale investment securities	(348)	(648)
Net unrealized losses (gains) on trading securities	36	(142)
Net unrealized gains on borrowings measured at fair value	(96)	(161)
Increase in cash value of corporate owned life insurance policies	(493)	(454)
Realized gain on redemption of corporate owned life insurance policies	(21)	—
Share-based payment awards under equity compensation plan	502	511
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	7,377	6,458
Mortgage loans available-for-sale	(1,310)	(31)
Accrued interest receivable	(385)	(252)
Other assets	(1,092)	(1,996)
Accrued interest and other liabilities	153	603

Net cash provided by operating activities	17,802	17,279

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	(8,387)	1,371
Activity in available-for-sale securities
Maturities, calls, and sales	71,706	109,779
Purchases	(108,684)	(107,941)
Loan principal (originations) collections, net	(9,044)	4,157
Proceeds from sales of foreclosed assets	2,051	3,445
Purchases of premises and equipment	(2,756)	(2,182)
Purchases of corporate owned life insurance policies	(175)	—
Proceeds from the redemption of corporate owned life insurance policies	154	—

Net cash (used in) provided by investing activities	(55,135)	8,629

FINANCING ACTIVITIES
Net increase in deposits	58,414	16,449
Net increase (decrease) in other borrowed funds	5,890	(38,948)
Cash dividends paid on common stock	(4,064)	(2,859)
Proceeds from issuance of common stock	1,619	1,438
Common stock repurchased	(1,682)	(1,615)
Common stock purchased for deferred compensation obligations	(404)	(646)

Net cash provided by (used in) financing activities	59,773	(26,181)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,440	(273)
Cash and cash equivalents at beginning of period	22,706	22,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,146	$22,706

Supplemental cash flows information:
Interest paid	$13,025	$15,350
Federal income taxes paid	683	679
Transfer of loans to foreclosed assets	3,100	1,749
See notes to interim condensed consolidated financial statements.

ISABELLA BANK CORPORATION
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2009.
All amounts except share and per share amounts have been rounded to the nearest thousand ($000) in this report.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2009.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 310, “Receivables.” In April 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—(a consensus of the FASB Emerging Issues Task”), to clarify that individual loans accounted for within pools are not to be removed from the pool solely as a result of modifications to the loan (including troubled debt restructurings). The new guidance was effective for the third quarter of 2010 and did not have a significant impact on the Corporation’s consolidated financial statements.
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
The amendments in this update will require the Corporation to provide the following additional disclosures about its loans: (1) credit quality indicators of financing receivables at the end of the reporting period by class of loans, (2) the aging of past due loans at the end of the reporting period by class of loans, (3) the nature and extent of troubled debt restructurings that occurred during the period by class of loans and their effect on the allowance for loan losses, (4) the nature and extent of financing receivables modified within the previous 12 months that defaulted during the period by class of financing receivables and their effect on the allowance for loan losses and (5) significant purchases and sales of loans during the period disaggregated by portfolio segment. The new disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The new guidance is expected to significantly expand the financial statement disclosures for all financial institutions.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” In January 2010, ASC Topic 715 was amended by ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below). The new guidance was effective for interim and annual periods ending on or after January 1, 2010 and had no impact on the Corporation’s interim condensed consolidated financial statements in 2010.
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
NOTE 3 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period, which includes shares held in a Trust controlled by the Corporation. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Deferred Director Fee Plan.
Earnings per common share have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Average number of common shares outstanding for basic calculation	7,537,014	7,507,964	7,540,779	7,514,617
Potential dilutive effect of shares in the Deferred Director Fee Plan (1)	190,693	204,746	186,373	199,201

Average number of common shares outstanding used to calculate diluted earnings per common share	7,727,707	7,712,710	7,727,152	7,713,818

Net income	$2,553	$2,197	$6,727	$5,727

Earnings per share
Basic	$0.34	$0.29	$0.89	$0.76

Diluted	$0.33	$0.28	$0.87	$0.74

(1)	Exclusive of shares held in a Trust controlled by the Corporation

NOTE 4 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at:

	September 30	December 31
	2010	2009
States and political subdivisions	$6,150	$9,962
Mortgage-backed	—	3,601

Total	$6,150	$13,563

Included in the net trading losses of $36 during the first nine months of 2010, were $62 of net trading losses on securities that relate to the Corporation’s trading portfolio as of September 30, 2010.
NOTE 5 — INVESTMENT SECURITIES
The amortized cost and fair value of investment securities available-for-sale, with gross unrealized gains and losses, are as follows at:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$5,394	$56	$—	$5,450
States and political subdivisions	149,251	6,042	126	155,167
Auction rate money market preferred	3,200	—	897	2,303
Preferred stocks	7,800	—	833	6,967
Mortgage-backed	94,449	2,429	24	96,854
Collateralized mortgage obligations	35,043	508	80	35,471

Total	$295,137	$9,035	$1,960	$302,212

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$19,386	$127	$42	$19,471
States and political subdivisions	150,688	3,632	2,590	151,730
Auction rate money market preferred	3,200	—	227	2,973
Preferred stocks	7,800	—	746	7,054
Mortgage-backed	67,215	638	119	67,734
Collateralized mortgage obligations	10,296	—	192	10,104

Total	$258,585	$4,397	$3,916	$259,066

The Corporation had pledged investments in the following amounts at:

	September 30	December 31
	2010	2009
Pledged to secure other borrowed funds	$93,666	$41,612
Pledged to secure repurchase agreements	81,244	74,605
Pledged for public deposits and for other purposes necessary or required by law	15,971	20,054

Total	$190,881	$136,271

The Corporation had no investment securities that are restricted to be pledged for specific purposes.
While borrowed funds increased by $5,794 since December 31, 2009, the Corporation increased the level of securities pledged to secure other borrowed funds and repurchase agreements by $58,693 in the same period. This additional pledging has enhanced the Corporation’s liquidity position as it allows for an increased availability of borrowed funds.
The amortized cost and fair value of available-for-sale securities by contractual maturity at September 30, 2010 are as follows:

	Maturing				Securities
		After One	After Five		With
		Year But	Years But		Variable
	Within	Within	Within	After	Monthly
	One Year	Five Years	Ten Years	Ten Years	Payments	Total
Government sponsored enterprises	$—	$5,000	$394	$—	$—	$5,394
States and political subdivisions	8,178	40,915	65,310	34,848	—	149,251
Auction rate money market preferred	—	—	—	3,200	—	3,200
Preferred stocks	—	—	—	7,800	—	7,800
Mortgage-backed	—	—	—	—	94,449	94,449
Collateralized mortgage obligations	—	—	—	—	35,043	35,043

Total amortized cost	$8,178	$45,915	$65,704	$45,848	$129,492	$295,137

Fair value	$8,227	$47,418	$69,296	$44,946	$132,325	$302,212

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to sales of available-for-sale debt securities is as follows during the nine month periods ended:

	September 30
	2010	2009
Proceeds from sales of securities	$18,303	$32,204

Gross realized gains	$351	$648
Gross realized losses	(3)	—

Net realized gains	$348	$648

Applicable income tax expense	$(118)	$(220)

The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the sale date.

Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2010 and December 31, 2009 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	September 30, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
States and political subdivisions	$126	$9,521	$—	$—	$126
Auction rate money market preferred	—	—	897	2,303	897
Preferred stock	—	—	833	967	833
Mortgage-backed	24	10,336	—	—	24
Collateralized mortgage obligations	80	4,722	—	—	80

Total	$230	$24,579	$1,730	$3,270	$1,960

Number of securities in an unrealized loss position:		12		3	15

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$42	$7,960	$—	$—	$42
States and political subdivisions	2,536	11,459	54	2,267	2,590
Auction rate money market preferred	—	—	227	2,973	227
Preferred stocks	—	—	746	3,054	746
Mortgage-backed	119	25,395	—	—	119
Collateralized mortgage obligations	192	10,104	—	—	192

Total	$2,889	$54,918	$1,027	$8,294	$3,916

Number of securities in an unrealized loss position:		39		8	47

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
Additionally, due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of September 30, 2010 and December 31, 2009. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, and the current volume of trading activity. As of September 30, 2010, the Corporation held an auction rate money market preferred security and a preferred stock with a decline in fair value resulting from the security’s interest rate, as it is lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the issuers. Management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis.

As of September 30, 2010 and December 31, 2009, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:
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
Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any securities are other-than-temporarily impaired as of September 30, 2010 or December 31, 2009.
NOTE 6 — LOANS
A summary of changes in the allowance for loan losses follows:

	2010	2009
Allowance for loan losses — January 1	$12,979	$11,982
Loans charged off	(4,094)	(5,104)
Recoveries	903	1,200
Provision charged to income	3,231	4,549

Allowance for loan losses — September 30	$13,019	$12,627

The following is a summary of information pertaining to impaired loans as of:

	September 30	December 31
	2010	2009
Impaired loans with a valuation allowance	$5,267	$3,757
Impaired loans without a valuation allowance	6,865	8,897

Total impaired loans	$12,132	$12,654

Valuation allowance related to impaired loans	$632	$612

The following is a summary of the year to date average balance and interest income recognized on impaired loans through:

	September 30	September 30
	2010	2009
Year to date average investment in impaired loans	$12,393	$12,575

Year to date interest income recognized on impaired loans	$308	$155

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 7 — EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30	December 31
	2010	2009
Federal Home Loan Bank Stock	$7,960	$7,960
Investment in CT/IBT Title Agency, LLC	6,710	6,782
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	296	300

Total	$17,845	$17,921

NOTE 8 — BORROWED FUNDS
Borrowed funds consist of the following obligations as of:

	September 30	December 31
	2010	2009
Federal Home Loan Bank advances	$119,708	$127,804
Securities sold under agreements to repurchase without stated maturity dates	59,187	37,797
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000
Federal Reserve Bank discount window advance	—	7,500

Total	$198,895	$193,101

NOTE 9 — OTHER NONINTEREST EXPENSES
A summary of expenses included in other noninterest expenses are as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Marketing and community relations	$284	$352	$944	$790
Audit and SOX compliance fees	92	94	438	347
Directors fees	210	213	655	671
Foreclosed asset and collection	317	149	671	576
Education and travel	107	87	319	253
Printing and supplies	119	110	316	416
Amortization of deposit premium	86	95	258	286
Postage and freight	106	132	289	374
Legal fees	103	81	301	291
Consulting fees	25	72	125	167
All other	450	435	1,201	1,359

Total other	$1,899	$1,820	$5,517	$5,530

NOTE 10 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Income taxes at 34% statutory rate	$1,039	$890	$2,680	$2,213
Effect of nontaxable income	(547)	(478)	(1,550)	(1,458)
Effect of nondeductible expenses	11	8	24	28

Federal income tax expense	$503	$420	$1,154	$783

Included in other comprehensive income for the three and nine month periods ended September 30, 2010 are unrealized gains and losses related to auction rate preferred stock investment securities and preferred stocks. For federal income tax purposes, these securities are considered equity investments for which no deferred federal income taxes are expected or recorded.
NOTE 11 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non contributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation contributed $47 to the pension plan in the nine month period ended September 30, 2010. The Corporation made no contributions to the pension plan in the nine month period ended September 30, 2009. The Corporation does not anticipate any further contributions to the plan in 2010.
Following are the components of net periodic benefit cost for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Interest cost on projected benefit obligation	$132	$126	$398	$378
Expected return on plan assets	(122)	(131)	(368)	(393)
Amortization of unrecognized actuarial net loss	38	43	115	128

Net periodic benefit cost	$48	$38	$145	$113

NOTE 12 — FAIR VALUE
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	September 30, 2010		December 31, 2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$45,146	$45,146	$22,706	$22,706
Certicates of deposit held in other financial institutions	15,656	15,543	7,156	7,156
Trading securities	6,150	6,150	13,563	13,563
Investment securities available-for-sale	302,212	302,212	259,066	259,066
Mortgage loans available-for-sale	3,630	3,591	2,294	2,281
Net loans	714,433	713,050	719,604	710,337
Corporate owned life insurance policies	17,317	17,317	16,782	16,782
Accrued interest receivable	6,217	6,217	5,832	5,832
Equity securities without readily determinable fair values	17,845	17,845	17,921	17,921
Originated mortgage servicing rights	2,468	2,468	2,620	2,620

LIABILITIES
Deposits with no stated maturities	418,259	418,259	382,006	382,006
Deposits with stated maturities	447,375	442,807	424,048	420,646
Borrowed funds	203,330	198,895	195,179	193,101
Accrued interest payable	1,105	1,105	1,143	1,143

Financial Instruments Recorded at Fair Value
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as mortgage loans available-for-sale, impaired loans, foreclosed assets, originated mortgage servicing rights, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.
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
The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.

The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2010			December 31, 2009
Description	Total	Level 2	Level 3	Total	Level 2	Level 3
Recurring items
Trading securities
States and political subdivisions	$6,150	$6,150	$—	$9,962	$9,962	$—
Mortgage-backed	—	—	—	3,601	3,601	—

Total trading securities	6,150	6,150	—	13,563	13,563	—

Available-for-sale investment securities
Government sponsored enterprises	5,450	5,450	—	19,471	19,471	—
States and political subdivisions	155,167	155,167	—	151,730	151,730	—
Auction rate money market preferred	2,303	—	2,303	2,973	—	2,973
Preferred stock	6,967	—	6,967	7,054	—	7,054
Mortgage-backed	96,854	96,854	—	67,734	67,734	—
Collateralized mortgage obligations	35,471	35,471	—	10,104	10,104	—

Total available-for-sale investment securities	302,212	292,942	9,270	259,066	249,039	10,027
Borrowed funds	12,708	12,708	—	17,804	17,804	—
Nonrecurring items
Impaired loans	12,132	—	12,132	12,654	—	12,654
Foreclosed assets	2,116	2,116	—	1,157	1,157	—
Originated mortgage servicing rights	2,468	2,468	—	2,620	2,620	—

	$337,786	$316,384	$21,402	$306,864	$284,183	$22,681

Percent of assets and liabilities measured at fair value		93.66%	6.34%		92.61%	7.39%

As of September 30, 2010 and December 31, 2009, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.
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
Cash and demand deposits due from banks: The carrying amounts of cash and short term investments, including Federal funds sold, approximate fair values.
Certificates of deposit held in other financial institutions: Interest bearing balances held in other financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics.
Investment securities: Investment securities are recorded at fair value on a recurring basis. Level 2 fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 2 securities include bonds issued by government sponsored enterprises, states and political subdivisions, mortgage-backed securities, and collateralized mortgage obligations issued by government sponsored enterprises.
Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks. Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of September 30, 2010 and December 31, 2009. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, and the current volume of trading activity. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next two years, but final maturities in excess of 30 years. The Corporation calculated the present value assuming a 30 year nonamortizing balloon using weighted average discount rates between 3.55% and 7.65% as of September 30, 2010.
Mortgage loans available-for-sale: Mortgage loans available-for-sale are carried at the lower of cost or market value. The fair value of mortgage loans available-for-sale are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as a Level 2 valuation.
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
The Corporation reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, management utilizes independent appraisals, broker price opinions, or internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. The Corporation uses this valuation to determine if any charge offs or specific reserves are necessary. The Corporation may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.
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
Acquisition intangibles and goodwill: Acquisition intangibles and goodwill are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as a Level 3 valuation. During 2010 and 2009, there were no impairments recorded on goodwill and other acquisition intangibles.
Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as a Level 3 valuation. During 2010 and 2009, there were no impairments recorded on equity securities without readily determinable fair values.
Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral and as such, the Corporation classifies foreclosed assets as a nonrecurring Level 2 valuation. When management determines that the net realizable value of the collateral is further impaired below the appraised value but there is no observable market price, the Corporation records the foreclosed asset as a nonrecurring Level 3 valuation.
Originated mortgage servicing rights: Originated mortgage servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, originated mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subject to nonrecurring fair value adjustments as a Level 2 valuation.
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
Borrowed funds: The carrying amounts of federal funds purchased, borrowings under overnight repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of the Corporation’s other borrowed funds are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing arrangements.
The Corporation has elected to measure a portion of borrowed funds at fair value. These borrowings are recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowings rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as a Level 2 valuation.
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
The table below represents the activity in available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Level 3 inputs at beginning of period	$9,517	$7,675	$10,027	$5,979
Net unrealized (losses) gains	(247)	1,594	(757)	3,290

Level 3 inputs — September 30	$9,270	$9,269	$9,270	$9,269

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and nine month periods ended September 30, 2010 and 2009, are summarized as follows:

	Three Months Ended September 30
	2010			2009
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring Items
Trading securities	$2	$—	$2	$112	$—	$112
Borrowed funds	—	43	43	—	(55)	(55)
Nonrecurring Items
Foreclosed assets	—	—	—	—	(20)	(20)
Originated mortgage servicing rights	—	(83)	(83)	—	107	107

Total	$2	$(40)	$(38)	$112	$32	$144

	Nine Months Ended September 30
	2010			2009
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring items
Trading securities	$(36)	$—	$(36)	$142	$—	$142
Borrowed funds	—	96	96	—	161	161
Nonrecurring items
Foreclosed assets	—	(90)	(90)	—	(54)	(54)
Originated mortgage servicing rights	—	(232)	(232)	—	99	99

Total	$(36)	$(226)	$(262)	$142	$206	$348

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the three and nine month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Borrowings carried at fair value at beginning of period	$12,751	$17,913	$17,804	$23,130
Paydowns and maturities	—	—	(5,000)	(5,000)
Net change in fair value	(43)	56	(96)	(161)

Borrowings carried at fair value — September 30	$12,708	$17,969	$12,708	$17,969

Unpaid principal balance — September 30	$12,154	$17,191	$12,154	$17,191

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
NOTE 13 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. As of September 30, 2010 and 2009 and each of the three and nine month periods then ended, the operations of Isabella Bank (the “Bank”) represented 90% or more of the Corporation’s total assets and operating results. Therefore, the Corporation has only one operating segment and no segment reporting is required.

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

RESULTS OF OPERATIONS
Executive Summary
Isabella Bank Corporation, as well as all other financial institutions in Michigan and across the entire country, continues to experience the negative impacts on its operations from the recent economic recession. This recession, which began in the fourth quarter of 2008 has resulted in historically high levels of loan delinquencies and nonaccrual loans, which have translated into increases in net loans charged off and foreclosed asset and collection expenses. Additionally, there have been announcements by several large banks stating that they have halted foreclosures due to a failure to properly prepare the documents to complete the foreclosure process. Isabella Bank Corporation has, to its knowledge, complied with all laws governing foreclosures.
Despite the current economic downturn, the Corporation continues to be profitable, with net income of $2,553 and $6,727 for the three and nine month periods ended September 30, 2010, respectively. The Corporation’s nonperforming loans represented 1.15% of total loans as of September 30, 2010 which declined from 1.28% as of December 31, 2009. The ratio of nonperforming loans to total loans for all banks in the Corporation’s peer group was 3.67% as of June 30, 2010 (September 30, 2010 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) was 4.04% for the nine months ended September 30, 2010.
New Branch Office
As part of the Corporation’s effort to expand its market area, the Corporation opened a new branch in Midland, Michigan in the third quarter of 2010. The new full service office is expected to expand the Corporation’s presence in the Midland area as a source for both commercial and consumer loans and deposits.
Recent Legislation
The recently passed Health Care and Education Act of 2010 and the Patient Protection and Affordable Care Act could have a significant impact on the Corporation’s operating results in future periods. Aside from the potential increases in the Corporation’s health care costs, the implementation of the new rules and ongoing compliance requirements is likely to require a substantial administrative commitment from the Corporation’s management.
The recently passed Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”) is very broad and complex legislation that puts in place a sweeping new financial services framework that is likely to have significant regulatory and legal consequences and will likely impact the Corporation’s future operating results. Implementation of the Act will require compliance with numerous new regulations, which will not only increase compliance and documentation costs, but also may lead to an increase in litigation risk.
In September 2010, Congress passed and the President signed into law the Small Business Lending Bill which includes access to capital for community banks. The Corporation continues to be well capitalized and profitable and will not be participating in the program.
Shareholder Stock Purchase Program
The Corporation has recently amended its Dividend Reinvestment and Employee Stock Purchase Plan to allow for any current shareholders to purchase additional shares of the Corporation’s stock directly from the Corporation beginning October 1, 2010.

Selected Financial Data
The following table outlines the results of operations for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
INCOME STATEMENT DATA
Net interest income	$10,010	$9,588	$29,690	$28,512
Provision for loan losses	968	1,542	3,231	4,549
Net income	2,553	2,197	6,727	5,727
PER SHARE DATA
Earnings per share
Basic	$0.34	$0.29	$0.89	$0.76
Diluted	0.33	0.28	0.87	0.74
Cash dividends per common share	0.18	0.13	0.54	0.38
Book value (at end of period)	19.59	18.97	19.59	18.97
RATIOS
Average primary capital to average assets	12.60%	13.37%	13.07%	13.25%
Net income to average assets (annualized)	0.85	0.78	0.77	0.68
Net income to average equity (annualized)	7.32	6.30	6.35	5.50
Net income to average tangible equity (annualized)	10.79	9.55	9.54	8.37
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for the Corporation. Interest income includes loan fees of $524 and $1,426 for the three and nine month periods ended September 30, 2010, respectively, as compared to $529 and $1,517 during the same periods in 2009. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.
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
The following table displays the results for the three month periods ended September 30:

	2010			2009
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS
Loans	$726,107	$11,769	6.48%	$724,927	$11,968	6.60%
Taxable investment securities	162,262	1,288	3.18%	113,938	1,112	3.90%
Nontaxable investment securities	119,470	1,683	5.63%	120,709	1,792	5.94%
Trading account securities	6,602	91	5.51%	15,948	202	5.07%
Federal funds sold	—	—	—	—	—	—
Other	57,251	119	0.83%	35,475	125	1.41%

Total earning assets	1,071,692	14,950	5.58%	1,010,997	15,199	6.01%
NON EARNING ASSETS
Allowance for loan losses	(13,256)			(12,254)
Cash and demand deposits due from banks	19,699			15,512
Premises and equipment	24,793			23,794
Accrued income and other assets	95,175			84,063

Total assets	$1,198,103			$1,122,112

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$140,203	40	0.11%	$117,128	29	0.10%
Savings deposits	167,350	97	0.23%	178,131	138	0.31%
Time deposits	433,763	2,751	2.54%	402,441	3,205	3.19%
Borrowed funds	195,532	1,408	2.88%	184,610	1,556	3.37%

Total interest bearing liabilities	936,848	4,296	1.83%	882,310	4,928	2.23%
NONINTEREST BEARING LIABILITIES
Demand deposits	105,295			92,634
Other	16,542			7,719
Shareholders’ equity	139,418			139,449

Total liabilities and shareholders’ equity	$1,198,103			$1,122,112

Net interest income (FTE)		$10,654			$10,271

Net yield on interest earning assets (FTE)			3.98%			4.06%

The following table displays the results for the nine month periods ended September 30:

	2010			2009
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate

INTEREST EARNING ASSETS
Loans	$725,394	$34,937	6.42%	$725,931	$35,884	6.59%
Taxable investment securities	152,642	3,913	3.42%	114,573	3,482	4.05%
Nontaxable investment securities	118,779	5,211	5.85%	121,637	5,433	5.96%
Trading account securities	8,779	352	5.35%	18,145	680	5.00%
Federal funds sold	—	—	—	1,123	1	0.12%
Other	43,012	333	1.03%	27,708	289	1.39%

Total earning assets	1,048,606	44,746	5.69%	1,009,117	45,769	6.05%
NON EARNING ASSETS
Allowance for loan losses	(13,323)			(12,173)
Cash and demand deposits due from banks	17,228			19,044
Premises and equipment	24,564			23,774
Accrued income and other assets	91,636			86,805

Total assets	$1,168,711			$1,126,567

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$135,848	110	0.11%	$117,816	92	0.10%
Savings deposits	167,429	282	0.22%	179,519	336	0.25%
Time deposits	424,301	8,253	2.59%	393,520	10,036	3.40%
Borrowed funds	187,685	4,342	3.08%	196,451	4,718	3.20%

Total interest bearing liabilities	915,263	12,987	1.89%	887,306	15,182	2.28%
NONINTEREST BEARING LIABILITIES
Demand deposits	100,496			93,318
Other	11,751			7,216
Shareholders’ equity	141,201			138,727

Total liabilities and shareholders’ equity	$1,168,711			$1,126,567

Net interest income (FTE)		$31,759			$30,587

Net yield on interest earning assets (FTE)			4.04%			4.04%

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

	Three Months Ended			Nine Months Ended
	September 30, 2010 Compared to			September 30, 2010 Compared to
	September 30, 2009			September 30, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

CHANGES IN INTEREST INCOME
Loans	$19	$(218)	$(199)	$(27)	$(920)	$(947)
Taxable investment securities	410	(234)	176	1,034	(603)	431
Nontaxable investment securities	(18)	(91)	(109)	(126)	(96)	(222)
Trading account securities	(127)	16	(111)	(373)	45	(328)
Federal funds sold	—	—	—	(1)	—	(1)
Other	58	(64)	(6)	132	(88)	44

Total changes in interest income	342	(591)	(249)	639	(1,662)	(1,023)

CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	6	5	11	14	4	18
Savings deposits	(8)	(33)	(41)	(22)	(32)	(54)
Time deposits	235	(689)	(454)	739	(2,522)	(1,783)
Borrowed funds	88	(236)	(148)	(206)	(170)	(376)

Total changes in interest expense	321	(953)	(632)	525	(2,720)	(2,195)

Net change in interest margin (FTE)	$21	$362	$383	$114	$1,058	$1,172

Despite the declines in interest rates over the last year (for both interest earning assets and interest bearing liabilities), the Corporation has been able to maintain adequate interest margins.
The Corporation anticipates that net interest margin yield will decline slightly during the remainder of 2010 and 2011 due to the following factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate in the reasonably foreseeable future. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities, which are either called or matured during 2010 and 2011, will likely be reinvested at significantly lower rates of return.
•	Interest rates on residential mortgage loans remain at or near historical lows. This rate environment has led to strong consumer demand for fixed rate mortgage products which are generally sold to the secondary market. As a result, there has been a significant decline in three and five year balloon mortgages, which are held on the Corporation’s balance sheet. As these balloon mortgages have paid off, the proceeds from these loans have been reinvested (typically in the form of available-for-sale investment securities) at lower rates of return, which has adversely impacted interest income.

•	Loan growth has been minimal in the first nine months of 2010. Average loans to assets were 62.1% in the first nine months of 2010 as compared to 64.4% in 2009. The decline represents a shift of assets from higher yielding loans into investments.

•	While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management is actively working to lengthen the terms of its interest bearing liabilities. This lengthening has increased the Corporation’s cost of funding, reducing net interest income in the short term.

•	The interest rates on many types of loans including home equity lines of credit, residential balloon mortgages, variable rate commercial lines of credit, and investment securities with acceptable credit and interest rate risks are currently priced at or below the Corporation’s quarter to date net yield on interest earning assets of 3.98%. In order to earn additional net interest income, the Corporation is continuing to extend loans and purchase investments that will increase net income but decrease net interest margins.
Allowance for Loan Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of probable losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions and other factors. The following table summarizes the Corporation’s charge off and recovery activity for the nine month periods ended September 30:

	2010	2009	Variance
Allowance for loan losses — January 1	$12,979	$11,982	$997
Loans charged off
Commercial and agricultural	1,779	2,555	(776)
Real estate mortgage	1,884	1,912	(28)
Consumer	431	637	(206)

Total loans charged off	4,094	5,104	(1,010)
Recoveries
Commercial and agricultural	323	451	(128)
Real estate mortgage	364	436	(72)
Consumer	216	313	(97)

Total recoveries	903	1,200	(297)

Net loans charged off	3,191	3,904	(713)
Provision for loan losses	3,231	4,549	(1,318)

Allowance for loan losses — September 30	$13,019	$12,627	$392

Year to date average loans outstanding	$725,394	$725,931	$(537)

Net loans charged off to average loans outstanding	0.44%	0.54%	-0.10%

Total amount of loans outstanding	$726,069	$725,575	$494

Allowance for loan losses as a % of loans	1.79%	1.74%	0.05%

In the past two years, residential real estate values in the Corporation’s market areas have declined 20% to 40%. These declines are the result of increases in the inventory of unsold homes. This increased inventory is partially the result of the inability of potential home buyers to obtain financing due to the tightening of loan underwriting criteria by many financial institutions, brokers and government sponsored agencies and uncertainties associated with industry wide concerns over the foreclosure process. While the Corporation has maintained traditional lending standards, the decline in real estate values has had an adverse impact on customers who are experiencing financial difficulties. Historically, customers who experienced difficulties were able to sell their properties for more than the loan balance owed. The steep decline in real estate values has diminished homeowner equity and led borrowers who are experiencing financial difficulties to default on their mortgage loans.

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
As shown in the preceding table, when comparing the first nine months of 2010 to the same period in 2009, net loans charged off decreased by $713. This improvement allowed the Corporation to reduce its provision for loan losses in 2010 as compared to 2009. While there have been marked improvements in the level of net loans charged off and nonperforming assets, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.
The following table summarizes the Corporation’s restructured loans as of:

	September 30			December 31
	2010			2009
	Accruing			Accruing			Total
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total	Change
Current	$2,947	$1,353	$4,300	$2,754	$786	$3,540	$760
Past due 30-89 days	132	—	132	107	904	1,011	(879)
Past due 90 days or more	10	20	30	—	426	426	(396)

Total restructured loans	$3,089	$1,373	$4,462	$2,861	$2,116	$4,977	$(515)

The Corporation has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These loan restructurings have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Restructured loans that have been placed in nonaccrual status may be placed back on accrual status after six months of performance.
To be classified as a restructured loan, the concessions granted to a customer who is experiencing financial difficulty must meet one of the following criteria:
1.	Reduction of the stated interest rate for the remaining original life of the debt.

2.	Extension of the amortization period beyond typical lending guidelines.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
The following table displays the results of the Corporation’s efforts related to loans restructured since December 31, 2008:

	Successful		Unsuccessful		Total
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
Reduction in interest rate	2	$275	1	$132	3	$407
Extension of amortization	25	3,922	1	57	26	3,979
Reduction in interest rate and extension of amortization	33	4,196	—	—	33	4,196

	60	$8,393	2	$189	62	$8,582

Since December 31, 2008 the Corporation has not restructured any loans as a result of a forbearance of principal or accrued interest.
While the Corporation has restructured $8,582 of loans since December 31, 2008, it had $4,462 of loans classified as restructured as of September 30, 2010. The reduction in the balance is a reflection of the success of the Corporation’s efforts to work with customers to modify the terms of their loan agreements.

The following table summarizes the Corporation’s nonperforming assets as of:

	September 30	December 31
	2010	2009	Change
Nonaccrual loans	$7,790	$8,522	$(732)
Accruing loans past due 90 days or more	572	768	(196)

Total nonperforming loans	8,362	9,290	(928)
Other real estate owned (OREO)	2,114	1,141	973
Repossessed assets	2	16	(14)

Total nonperforming assets	$10,478	$10,447	$31

Nonperforming loans as a % of total loans	1.15%	1.28%	-0.13%

Nonperforming assets as a % of total assets	0.86%	0.91%	-0.05%

Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless they are well secured and in the process of collection. Upon transferring the loans to nonaccrual status, an evaluation to determine the net realizable value of the underlying collateral is performed. This evaluation is used to help determine if any charge downs are necessary. Loans may be placed back on accrual status after six months of continued performance.
The following table summarizes the Corporation’s nonaccrual loan balances by type as of:

	September 30	December 31
	2010	2009	Change
Commercial and agricultural	$6,008	$5,810	$198
Residential mortgage	1,782	2,657	(875)
Consumer installment	—	55	(55)

	$7,790	$8,522	$(732)

Included in nonaccrual commercial and agricultural loans was one credit with a balance of $3,679 as of September 30, 2010. This credit is secured by undeveloped commercial real estate for which there has been a specific allocation established in the amount of $477. Commercial and agricultural nonaccrual loans included one credit with a balance of $1,800 as of December 31, 2009 which was subsequently transferred to other real estate owned in the third quarter of 2010. There were no other individually significant credits included in nonaccrual loans as of September 30, 2010 and December 31, 2009.
Included in the nonaccrual loan balances above were credits currently classified as restructured loans as of:

	September 30	December 31
	2010	2009	Change
Commercial and agricultural	$806	$1,692	$(886)
Residential mortgage	567	424	143

	$1,373	$2,116	$(743)

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses (ALLL) . To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.

The following tables summarize the Corporation’s past due and nonaccrual loans as of:

	September 30, 2010
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$4,195	$372	$6,008	$10,575
Residential mortgage	5,119	173	1,782	7,074
Consumer installment	394	27	—	421

	$9,708	$572	$7,790	$18,070

	December 31, 2009
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$2,567	$462	$5,810	$8,839
Residential mortgage	7,352	287	2,657	10,296
Consumer installment	386	20	55	461

	$10,305	$769	$8,522	$19,596

The Corporation has devoted considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge off. To management’s knowledge, there are no other loans which cause management to have serious doubts as to the ability of a borrower to comply with their loan repayment terms. A continued decline in real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.
Based on management’s analysis, the allowance for loan losses of $13,019 is considered appropriate as of September 30, 2010. Management will continue to closely monitor its overall credit quality during 2010 to ensure that the allowance for loan losses remains appropriate.
NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2010	2009	$	%
Service charges and fee income
NSF and overdraft fees	$723	$846	$(123)	-14.5%
ATM and debit card fees	386	313	73	23.3%
Trust fees	223	196	27	13.8%
Freddie Mac servicing fee	189	190	(1)	-0.5%
Service charges on deposit accounts	87	88	(1)	-1.1%
Net originated mortgage servicing rights (loss) income	(68)	249	(317)	-127.3%
All other	36	25	11	44.0%

Total service charges and fees	1,576	1,907	(331)	-17.4%
Gain on sale of mortgage loans	178	240	(62)	-25.8%
Net loss on trading securities	2	112	(110)	-98.2%
Net gain (loss) on borrowings measured at fair value	43	(55)	98	N/M
Gain on sale of investment securities	292	—	292	N/M
Other
Earnings on corporate owned life insurance policies	201	141	60	42.6%
Brokerage and advisory fees	132	141	(9)	-6.4%
All other	210	80	130	162.5%

Total other	543	362	181	50.0%

Total noninterest income	$2,634	$2,566	$68	2.7%

	Nine Months Ended September 30
			Change
	2010	2009	$	%
Service charges and fee income
NSF and overdraft fees	$2,171	$2,370	$(199)	-8.4%
ATM and debit card fees	1,108	892	216	24.2%
Trust fees	652	605	47	7.8%
Freddie Mac servicing fee	556	532	24	4.5%
Service charges on deposit accounts	254	256	(2)	-0.8%
Net originated mortgage servicing rights (loss) income	(152)	579	(731)	-126.3%
All other	109	87	22	25.3%

Total service charges and fees	4,698	5,321	(623)	-11.7%
Gain on sale of mortgage loans	345	768	(423)	-55.1%
Net (loss) gain on trading securities	(36)	142	(178)	-125.4%
Net gain on borrowings measured at fair value	96	161	(65)	-40.4%
Gain on sale of available for sale investment securities	348	648	(300)	-46.3%
Other
Earnings on corporate owned life insurance policies	514	465	49	10.5%
Brokerage and advisory fees	422	380	42	11.1%
All other	284	169	115	68.0%

Total other	1,220	1,014	206	20.3%

Total noninterest income	$6,671	$8,054	$(1,383)	-17.2%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been declining over the past two years, but declined further in the third quarter of 2010 as a result of new regulatory guidance issued by the Federal Reserve Bank being implemented related to NSF and overdraft fees. The Corporation anticipates that NSF and overdraft fees will approximate current levels for the remainder of 2010.

•	The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.

•	As a result of lower than normal residential mortgage rates, the Corporation experienced increases in the volume of loans sold to Freddie Mac since the fourth quarter of 2008. This high volume led to increases in gains from the sale of mortgage loans in the first nine months of 2009. The volume of new mortgage activity has returned to more normal levels in 2010, leading to a decline in the gain on sale of mortgage loans compared to the same period in 2009. Despite the increase in the balance of serviced loans, the Corporation recorded a net loss of $152 related to originated mortgage servicing rights in the nine month period ended September 30, 2010 primarily as a result of declines in interest rates. The Corporation anticipates that Freddie Mac servicing fees and gains from the sale of mortgage loans will approximate current levels for the remainder of 2010.

•	Fluctuations in the gains and losses related to trading securities and borrowings carried at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.

•	The Corporation does not anticipate any significant sales of available-for-sale investment securities throughout the remainder of 2010.

•	While brokerage and advisory fees have remained overall consistent when the three month period ended September 30, 2010 is compared to the same period in 2009, fees generated from brokerage and advisory services have been steadily increasing for the past few years as indicated when comparing the nine month period ended September 30, 2010 to the same period in 2009. This has been the result of staff additions as well as a conscious effort by management to expand the Corporation’s presence in its local market. Management anticipates brokerage and advisory fees to approximate current levels for the remainder of the year.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2010	2009	$	%
Compensation and benefits
Leased employee salaries	$3,418	$3,270	$148	4.5%
Leased employee benefits	1,263	1,166	97	8.3%
All other	4	4	—	0.0%

Total compensation and benefits	4,685	4,440	245	5.5%

Occupancy
Depreciation	145	138	7	5.1%
Outside services	134	106	28	26.4%
Utilities	107	97	10	10.3%
Property taxes	136	117	19	16.2%
Building repairs	67	80	(13)	-16.3%
All other	17	16	1	6.3%

Total occupancy	606	554	52	9.4%

Furniture and equipment
Depreciation	511	448	63	14.1%
Computer / service contracts	446	442	4	0.9%
ATM and debit card expenses	154	169	(15)	-8.9%
All other	7	12	(5)	-41.7%

Total furniture and equipment	1,118	1,071	47	4.4%

FDIC insurance premiums	312	110	202	183.6%

Other
Marketing and community relations	284	336	(52)	-15.5%
Audit and SOX compliance fees	92	94	(2)	-2.1%
Directors fees	210	213	(3)	-1.4%
Foreclosed asset and collection	317	149	168	112.8%
Education and travel	107	87	20	23.0%
Printing and supplies	119	110	9	8.2%
Amortization of deposit premium	86	95	(9)	-9.5%
Postage and freight	106	132	(26)	-19.7%
Legal fees	103	81	22	27.2%
Consulting fees	25	72	(47)	-65.3%
All other	450	451	(1)	-0.2%

Total other	1,899	1,820	79	4.3%

Total noninterest expenses	$8,620	$7,995	$625	7.8%

	Nine Months Ended September 30
			Change
	2010	2009	$	%
Compensation and benefits
Leased employee salaries	$10,175	$10,000	$175	1.8%
Leased employee benefits	3,659	3,822	(163)	-4.3%
All other	11	14	(3)	-21.4%

Total compensation and benefits	13,845	13,836	9	0.1%

Occupancy
Depreciation	437	404	33	8.2%
Outside services	389	318	71	22.3%
Utilities	323	305	18	5.9%
Property taxes	364	349	15	4.3%
Building repairs	159	205	(46)	-22.4%
All other	53	50	3	6.0%

Total occupancy	1,725	1,631	94	5.8%

Furniture and equipment
Depreciation	1,454	1,348	106	7.9%
Computer / service contracts	1,313	1,243	70	5.6%
ATM and debit card expenses	442	474	(32)	-6.8%
All other	22	35	(13)	-37.1%

Total furniture and equipment	3,231	3,100	131	4.2%

FDIC insurance premiums	931	1,410	(479)	-34.0%

Other
Marketing and community relations	944	790	154	19.5%
Audit and SOX compliance fees	438	347	91	26.2%
Directors fees	655	671	(16)	-2.4%
Foreclosed asset and collection	671	576	95	16.5%
Education and travel	319	253	66	26.1%
Printing and supplies	316	416	(100)	-24.0%
Amortization of deposit premium	258	286	(28)	-9.8%
Postage and freight	289	374	(85)	-22.7%
Legal fees	301	291	10	3.4%
Consulting fees	125	167	(42)	-25.1%
All other	1,201	1,359	(158)	-11.6%

Total other	5,517	5,530	(13)	-0.2%

Total noninterest expenses	$25,249	$25,507	$(258)	-1.0%

Significant changes in noninterest expenses are detailed below:
•	Leased employee salaries have remained essentially unchanged from 2009. During the first nine months of 2009, the Corporation incurred increased overtime costs related to the large volume of mortgage refinancing activity. While the demand for mortgage refinancing has reduced, the reduction in overtime has been offset by annual merit increases and the continued growth of the Corporation.

•	Leased employee benefits fluctuate from period to period primarily as a result of changes in health care related expenses.

•	FDIC insurance premium expense decreased when the nine month period ended September 30, 2010 is compared to the same period in 2009, primarily as a result of an FDIC special assessment of $479. Management expects FDIC insurance premiums to approximate current levels for the remainder of the year.

•	The Corporation has increased its charitable contributions when the nine month period ended September 30, 2010 is compared to the same period in 2009 which led to an increase in marketing and community relations expenses. The reduction in expenses in marketing and community relations expenses when the three month period ended September 30, 2010 is compared to the same period in 2009 is primarily related to the timing of donations made by the Corporation.

•	Audit and SOX compliance fees fluctuate due to the timing of the performance of recurring audit procedures.

•	Printing and supplies expenses were historically high in the first three months of 2009 as a result of the Corporation increasing inventories of various supplies. Printing and supplies expenses are expected to approximate current levels for the remainder of 2010.

•	The Corporation places a strong emphasis on customer service. In February 2010, all of the Corporation’s employees attended a special customer service seminar, which contributed to the increase in education and travel expenses. These expenses are expected to maintain their current levels throughout the remainder of 2010.

•	Postage and freight expenses have declined as a result of fewer special mailings as well as an increase in the Corporation’s customers usage of electronic statements.

•	Foreclosed asset and collection expenses have increased primarily due to expenses incurred related to one credit. As expenses related to this credit are expected to accumulate in future periods, the Corporation anticipates that foreclosed asset and collection expenses will further increase.

•	The Corporation’s legal expenses can fluctuate from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations. At this time, the Corporation is not aware of any significant legal matters, and as such expects that legal expenses should approximate current levels for the remainder of 2010.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	September 30	December 31
	2010	2009	$ Change	% Change
ASSETS
Cash and cash equivalents	$45,146	$22,706	$22,440	98.83%
Certificates of deposit held in other financial institutions	15,543	7,156	8,387	117.20%
Trading securities	6,150	13,563	(7,413)	-54.66%
Available-for-sale securities	302,212	259,066	43,146	16.65%
Mortgage loans available-for-sale	3,591	2,281	1,310	57.43%
Loans	726,069	723,316	2,753	0.38%
Allowance for loan losses	(13,019)	(12,979)	(40)	0.31%
Premises and equipment	24,782	23,917	865	3.62%
Acquisition intangibles and goodwill, net	47,171	47,429	(258)	-0.54%
Equity securities without readily determinable fair values	17,845	17,921	(76)	-0.42%
Other assets	39,608	39,568	40	0.10%

TOTAL ASSETS	$1,215,098	$1,143,944	$71,154	6.22%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$861,066	$802,652	$58,414	7.28%
Borrowed funds	198,895	193,101	5,794	3.00%
Accrued interest and other liabilities	7,541	7,388	153	2.07%

Total liabilities	1,067,502	1,003,141	64,361	6.42%
Shareholders’ equity	147,596	140,803	6,793	4.82%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,215,098	$1,143,944	$71,154	6.22%

As shown above, the Corporation has intentionally increased its balance sheet through the acquisition of available-for-sale investment securities and certificates of deposit held in other financial institutions, which is consistent with its plan to increase net interest income. These purchases were funded primarily with retail deposit growth. Investment securities are expected to continue to increase throughout 2010. Overall changes in deposit accounts and demand for loans are the primary reasons for fluctuations in cash and cash equivalents. As the Corporation has experienced strong deposit growth and little overall increase in loan balances, during 2010, there has been a significant increase in cash and cash equivalents, with the excess funds being placed in interest bearing accounts at other financial institutions.
The following table outlines the changes in the loan portfolio:

	September 30	December 31		% Change
	2010	2009	$ Change	(unannualized)
Commercial	$347,065	$340,274	$6,791	2.00%
Agricultural	72,896	64,845	8,051	12.42%
Residential real estate mortgage	273,773	285,838	(12,065)	-4.22%
Installment	32,335	32,359	(24)	-0.07%

	$726,069	$723,316	$2,753	0.38%

As shown in the preceding table, the Corporation’s loan portfolio has increased slightly since year end. While commercial and agricultural loans increased by $14,842, this growth was offset by the decline in residential real estate mortgages. Residential mortgages continue to decline as consumer demand for balloon mortgage products has been replaced with an increased demand for fixed rate, long term residential mortgages, which the Corporation generally sells to the secondary market.

The following table outlines the changes in the deposit portfolio:

	September 30	December 31		% Change
	2010	2009	$ Change	(unannualized)
Noninterest bearing demand deposits	$104,697	$96,875	$7,822	8.07%
Interest bearing demand deposits	143,854	128,111	15,743	12.29%
Savings deposits	169,708	157,020	12,688	8.08%
Certificates of deposit	375,442	356,594	18,848	5.29%
Brokered certificates of deposit	53,699	50,933	2,766	5.43%
Internet certificates of deposit	13,666	13,119	547	4.17%

Total	$861,066	$802,652	$58,414	7.28%

As shown in the preceding table, the growth in deposits since December 31, 2009 has been spread throughout various categories. Total deposit accounts are expected to increase slightly over the remainder of 2010, with much of the growth coming in the form of certificates of deposits as the Corporation’s intent is to lengthen the repricing characteristics of its interest bearing liabilities.
Borrowed funds consist of the following obligations as of:

	September 30	December 31		% Change
	2010	2009	$ Change	(unannualized)
Federal Home Loan Bank advances	$119,708	$127,804	$(8,096)	-6.33%
Securities sold under agreements to repurchase without stated maturity dates	59,187	37,797	21,390	56.59%
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000	—	0.00%
Federal Reserve Bank discount window advance	—	7,500	(7,500)	-100.00%

Total	$198,895	$193,101	$5,794	3.00%

The following table outlines the year to date average and maximum balances of repurchase agreements through:

	Year to Date Average		Year to Date Maximum
	September 30	December 31	September 30	December 31
	2010	2009	2010	2009
Securities sold under agreements to repurchase without stated maturity dates	$44,154	$38,590	$59,879	$51,269
Securities sold under agreements to repurchase with stated maturity dates	20,000	20,000	20,000	20,000

	$64,154	$58,590	$79,879	$71,269

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

Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 90,068 shares or $1,619 of common stock during the first nine months of 2010, as compared to 70,683 shares or $1,582 of common stock during the same period in 2009. The Corporation also offers a deferred compensation plan for its directors, which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, the Corporation increased shareholders equity by $502 and $511 during the nine month periods ended September 30, 2010 and 2009, respectively.
The Board of Directors has approved a common stock repurchase plan to enable the Corporation to repurchase its common. During the first nine months of 2010 and 2009, pursuant to this plan, the Corporation repurchased 119,300 shares of common stock at an average price of $18.60 and 94,497 shares of common stock at an average price of $19.99, respectively. As of September 30, 2010, the Corporation was authorized to repurchase up to an additional 59,131 shares of common stock.
Accumulated other comprehensive income increased $4,095 for the nine month period ended September 30, 2010, net of tax. The increase is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its investment portfolio and believes that there are no losses that are other-than-temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.28% as of September 30, 2010.
There are no commitments for significant capital expenditures for the remainder of 2010.
The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values as of:

	September 30	December 31
	2010	2009	Required
Equity Capital	12.42%	12.80%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.67%	14.05%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At September 30, 2010, the Bank exceeded these minimum capital requirements. Recently passed legislation may increase the required level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity. These categories totaled $359,781 or 29.6% of assets as of September 30, 2010 as compared to $292,464 or 25.6% as of December 31, 2009. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.

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
The following table summarizes the Corporation’s sources and uses of cash for the nine month periods ended September 30:

	2010	2009	$ Variance
Net cash provided by operating activities	$17,802	$17,279	$523
Net cash (used in) provided by investing activities	(55,135)	8,629	(63,764)
Net cash provided by (used in) financing activities	59,773	(26,181)	85,954

Increase (decrease) in cash and cash equivalents	22,440	(273)	22,713
Cash and cash equivalents January 1	22,706	22,979	(273)

Cash and cash equivalents September 30	$45,146	$22,706	$22,440

Investing activities used cash in 2010 as compared to providing cash in 2009 due to:
•	A reduction in the volume of maturities, calls and sales of available-for-sale securities.
•	A net increase in loans in 2010 as compared to a decrease in 2009.
Financing activities provided cash in 2010 as compared to using cash in 2009 due to:
•	A larger increase in deposit account balances in 2010 as compared to 2009.
•	The Corporation increased its borrowed funds in 2010 as compared to reducing its borrowed funds in 2009.
The increase in cash and cash equivalents has resulted in an increase in interest bearing balances due from banks, which is primarily comprised of balances held at the Federal Reserve Bank.

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
Commitments to extend credit, which include unfunded commitments to grant loans and unfunded commitments under lines of credit, totaled $110,872 and $121,356 as of September 30, 2010 and December 31, 2009, respectively. Commitments generally have variable interest rates, fixed expiration dates, or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The Corporation had a total of $4,591 and $6,509 in outstanding standby letters of credit as of September 30, 2010 and December 31, 2009, respectively.
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
The following table provides information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of September 30, 2010 and December 31, 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options, except for interest rate lock commitments, which are not significant. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on OTS deposit decay rates.

	September 30, 2010							Fair Value
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	09/30/10

Rate sensitive assets
Other interest bearing assets	$34,685	$4,454	$1,920	$—	$—	$—	$41.059	$41.172
Average interest rates	0.42%	1.72%	2.41%	—	—	—	0.65%
Trading securities	$1,845	$2,543	$1,024	$738	$—	$—	$6,150	$6,150
Average interest rates	3.45%	2.45%	2.39%	2.73%	—	—	2.77%
Fixed interest rate securities	$117,912	$44,861	$25,096	$15,256	$17,819	$81,268	$302,212	$302,212
Average interest rates	2.17%	2.46%	2.86%	3.08%	3.46%	2.85%	2.58%
Fixed interest rate loans	$258,593	$131,275	$100,229	$65,386	$22,537	$341	$578,361	$579,744
Average interest rates	6.47%	6.66%	6.59%	6.43%	6.67%	6.15%	6.54%
Variable interest rate loans	$67,679	$18,249	$22,299	$17,904	$18,663	$2,914	$147,708	$147,708
Average interest rates	4.86%	4.89%	4.40%	3.92%	3.83%	5.06%	4.55%

Rate sensitive liabilities
Borrowed funds	$89,695	$27,210	$15,824	$30,480	$25,686	$10,000	$198,895	$203,330
Average interest rates	1.63%	3.49%	3.52%	3.38%	4.59%	2.35%	2.72%
Savings and NOW accounts	$86,450	$70,347	$49,039	$33,209	$22,735	$51,782	$313,562	$313,562
Average interest rates	0.19%	0.19%	0.18%	0.17%	0.16%	0.15%	0.18%
Fixed interest rate time deposits	$221,316	$99,571	$51,354	$29,595	$33,004	$6,152	$440,992	$445,560
Average interest rates	1.88%	2.95%	3.26%	3.06%	3.02%	3.37%	2.47%
Variable interest rate time deposits	$1,293	$522	$—	$—	$—	$—	$1,815	$1,815
Average interest rates	1.41%	1.64%	—	—	—	—	1.48%

	December 31, 2009							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09

Rate sensitive assets
Other interest bearing assets	$4,996	$960	$1,200	$—	$—	$—	$7,156	$7,156
Average interest rates	1.13%	2.29%	2.64%	—	—	—	1.54%
Trading securities	$7,139	$2,043	$2,546	$1,094	$570	$171	$13,563	$13,563
Average interest rates	2.84%	2.42%	2.28%	2.53%	2.66%	4.86%	2.66%
Fixed interest rate securities	$68,078	$35,401	$21,540	$20,369	$20,431	$93,247	$259,066	$259,066
Average interest rates	3.53%	3.51%	3.59%	3.65%	3.63%	3.58%	3.57%
Fixed interest rate loans	$133,703	$111,981	$118,749	$109,754	$62,280	$48,764	$585,231	$594,498
Average interest rates	6.64%	6.85%	6.72%	6.50%	6.61%	6.01%	6.61%
Variable interest rate loans	$60,727	$17,695	$13,799	$16,357	$16,940	$12,567	$138,085	$138,085
Average interest rates	5.00%	4.69%	4.79%	3.83%	3.74%	5.35%	4.68%
Rate sensitive liabilities
Borrowed funds	$85,101	$11,000	$32,000	$15,000	$5,000	$45,000	$193,101	$195,179
Average interest rates	2.28%	4.04%	3.50%	3.93%	4.38%	4.01%	3.17%
Savings and NOW accounts	$78,383	$65,107	$44,439	$30,095	$20,609	$46,498	$285,131	$285,131
Average interest rates	0.15%	0.15%	0.15%	0.14%	0.15%	0.13%	0.15%
Fixed interest rate time deposits	$268,005	$46,484	$53,054	$32,959	$16,273	$2,050	$418,825	$422,227
Average interest rates	2.26%	3.59%	3.47%	3.83%	3.09%	3.35%	2.72%
Variable interest rate time deposits	$1,252	$569	$—	$—	$—	$—	$1,821	$1,821
Average interest rates	1.56%	1.40%	—	—	—	—	1.51%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2010, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
The following table provides information for the three month period ended September 30, 2010, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, June 30, 2010				102,335
July 1 - 31, 2010	5,800	$17.41	5,800	96,535
August 1 - 31, 2010	31,154	18.71	31,154	65,381
September 1 - 30, 2010	6,250	17.44	6,250	59,131

Balance, September 30, 2010	43,204	$18.35	43,204	59,131

Item 6 — Exhibits
     (a) Exhibits

31(a) 31(b) 32	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: October 29, 2010	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)