Form 10-K
period 2010-12-31
ISABELLA BANK CORP
filed 2011-03-11
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number: 0-18415
Isabella Bank Corporation
(Exact name of registrant as specified in its charter)

Michigan	38-2830092

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

401 North Main Street, Mount Pleasant, Michigan	48858

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (989) 772-9471
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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
☐ Yes ☑ No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $130,154,545 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,545,431 as of February 24, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into

Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 2011	Part III

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Part I
Item 1. Business (All dollars in thousands)
General
Isabella Bank Corporation (the “Corporation”) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has three subsidiaries: Isabella Bank (the “Bank”), IB&T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank has 25 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw Counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and five colleges and universities. IB&T Employee Leasing, LLC is an employee leasing company. Financial Group Information Services renders computer services to the Corporation and its subsidiaries. All employees of the Corporation are employed by IB&T Employee Leasing, LLC and are leased to each individual subsidiary. The principal city in which the Corporation operates is Mount Pleasant, Michigan which has a population of approximately 26,000.
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. Retail banking operations for 2010, 2009, and 2008 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, the Corporation has only one reportable segment.
Competition
The Corporation competes with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms. The Bank is a community bank with a focus on providing high quality, personalized service at a fair price. The Bank offers a broad array of banking services to businesses, institutions, and individuals. Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. Lending activities include loans made pursuant to commercial and agricultural operating and real estate purposes, residential real estate loans, and consumer loans. The Bank also offers full service trust and brokerage services.
Lending
The Corporation limits lending activities primarily to local markets and has not purchased any loans from the secondary market. The Corporation does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and has limited holdings of corporate debt securities. The general lending philosophy is to limit concentrations to individuals and business segments. The following table sets forth the composition of the Corporation’s loan portfolio as of December 31, 2010:

	Amount	%
Residential real estate
1 to 4 family residential	$271,779	36.96%
Construction and land development	12,250	1.67%

Total	284,029	38.63%
Commercial
Real estate	239,810	32.61%
Farmland	44,246	6.02%
Agricultural production	27,200	3.70%
Commercial operating and other	109,042	14.83%

Total	420,298	57.16%

Other consumer installment	30,977	4.21%

TOTAL	$735,304	100.00%

First and second residential real estate mortgages are the single largest category of loans. The Corporation offers adjustable rate mortgages, fixed rate balloon mortgages, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Corporation’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan to value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. All mortgage loan requests are reviewed by a mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of the Bank’s Internal Loan Committee, Board of Directors, or its loan committee.
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
Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. The largest concentration of commercial loans is commercial real estate. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan to value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.
Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
Supervision and Regulation
The Corporation is subject to supervision and regulation by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933 and the Securities Exchange Act of 1934 and by the Board of Governors of the Federal Reserve Bank System (the “FRB”) under the Bank Holding Company Act of 1956 as amended (“BHC Act”) and Financial Services Holding Company Act of 2000. A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to commercial banking (see “Regulation” below).
Isabella Bank is chartered by the State of Michigan and is a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) to the extent provided by law. The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Bank is supervised and regulated by the Michigan Office of Financial and Insurance Regulation (OFIR) and the Federal Reserve Board (see “Regulation” below).
Personnel
As of December 31, 2010, the Corporation and its subsidiaries had 338 full-time equivalent leased employees. The Corporation provides group life, health, accident, disability and other insurance programs for employees and a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good.

Legal Proceedings
There are various claims and lawsuits in which the Corporation and its subsidiaries are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans and other issues incidental to the Corporation’s business. However, the Corporation and its subsidiaries are not involved in any material pending litigation.
AVAILABLE INFORMATION
The Corporation’s SEC filings (including the Corporation’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports) are available through the Bank’s website (www.isabellabank.com). The Corporation will provide paper copies of its SEC reports free of charge upon request of a shareholder.
The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Corporation (CIK #0000842517) and other issuers.
REGULATION
The earnings and growth of the banking industry and therefore the earnings of the Corporation and of the Bank are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to combat recession and curb inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve System to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation cannot be predicted.
The Corporation
The Corporation, as a financial services holding company, is regulated under the BHC Act, and is subject to the supervision of the Federal Reserve Board. The Corporation is registered as a financial services holding company with the Federal Reserve Board and is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board requires. The Federal Reserve Board makes inspections and examinations of the Corporation and its subsidiaries.
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
The Sarbanes-Oxley Act of 2002 (“SOX”) contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by the Corporation’s principal executive, financial, and accounting officers are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2010 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” on page 33 and in the notes to the consolidated financial statements “Note 14 — Commitments and Other Matters” and “Note 15 - Minimum Regulatory Capital Requirements”.
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
The deposits of the Corporation are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that assesses insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory ratings.
Banking laws and regulations also restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or any of the other non bank or bank affiliates), or acceptance of such shares or securities as collateral security for loans to any borrower.
The Bank is also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. For example, a Michigan state chartered bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding half year (in the case of quarterly or semiannual dividends) or the preceding two consecutive half year periods (in the case of annual dividends).

The payment of dividends by the Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. Additionally beginning in 2009, the FRB Board of Governors required the Corporation to notify the FRB prior to increasing its cash dividend by more than 10% over the prior year.
On July 10, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act makes sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Many of the provisions in the Dodd-Frank Act will not become effective until future years. The Dodd-Frank Act includes the following provisions, among other things:
•	Directs the Federal Reserve to issue rules which are expected to limit debit-card interchange fees for financial institutions with assets in excess of $10,000,000;

•	Creates a new Consumer Financial Protection Bureau that will have rulemaking and enforcement authority for a wide range of consumer protection laws affecting financial institutions;

•	Increases leverage and risk-based capital requirements, FDIC premiums and examination fees;

•	Provides for new disclosure, “say-on-pay,” and other rules relating to executive compensation and corporate governance for public companies, including public financial institutions;

•	Permanently increases the federal deposit insurance coverage limit to $250;

•	Provides for mortgage reform addressing a customer’s ability to repay, restricts variable-rate lending, and makes more loans subject to disclosure requirements and other restrictions; and

•	Creates a financial stability oversight council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.
Uncertainty remains as to the ultimate impact of the Dodd-Frank Act on the financial services industry as a whole and on the Corporation. In particular, many provisions of the Dodd-Frank Act are subject to rulemaking, which make it difficult to predict the impact of the Dodd-Frank Act on the Corporation, its customers and the financial services industry as a whole. The Dodd-Frank Act may result in increases in the Corporation’s expenses, decreases to its revenues, and changes in the activities in which the Corporation engages, which could have a material adverse impact either on the Corporation’s financial performance and results of operations that cannot be foreseen. Management anticipates that the impact will be substantial.
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
In order to effectively monitor and control the following risks, management utilizes an enterprise risk process which covers each of the following areas.
Increases to loan losses and the Corporation’s required allowance for loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations
To manage the credit risk arising from lending activities, the Corporation’s most significant source of credit risk, management maintains what it believes are sound underwriting policies and procedures. Management continuously monitors asset quality in order to manage the Corporation’s credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.

The Corporation maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of losses that may be incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Corporation to make significant estimates of current credit risks and economic trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge offs, based on judgments different than those of management. Any increases in the allowance for loan losses will result in a decrease in net income and, capital, and may have a material adverse effect on the Corporation’s financial condition and results of operations.
Changes in economic conditions or interest rates may negatively impact the Corporation’s financial condition and results of operations
An economic downturn within the Corporation’s local markets, as well as downturns in the state or national markets, could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products and lead to an increase of customers who fail to pay interest or principal on their loans. Management continually monitors key economic indicators in an effort to anticipate the possible effects of downturns in the local, regional, and national economies.
The Corporation’s success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which the Corporation operates. Unlike larger national or other regional banks that are more geographically diversified, the Corporation provides banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw Counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for the Corporation’s products and services, as well as the ability of the Corporation’s customers to repay loans, the value of the collateral securing loans and the stability of the Corporation’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Corporation’s financial condition and results of operations.
The Corporation’s financial condition and results of operations are subject to interest rate risk
Interest rate risk is the timing differences in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. Management monitors the potential effects of changes in interest rates through rate shock and gap analyses. To help mitigate the effects of changes in interest rates, management makes significant efforts to stagger projected cash flows and maturities of interest sensitive assets and liabilities.
The Corporation’s financial condition and results of operations are subject to liquidity risk
Liquidity risk is the risk to earnings or capital arising from the Corporation’s inability to meet its obligations when they come due without incurring unacceptable losses. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources, or failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. The Corporation has significant borrowing capacity through correspondent banks and the ability to sell certain investments to fund potential cash shortages, which management may use to help mitigate this risk.
The value of investment securities may be negatively impacted by fluctuations in the market
A volatile, illiquid market could require the Corporation to recognize an other-than-temporary impairment loss related to the investment securities held in the Corporation’s portfolio. Management considers many factors in determining whether other-than-temporary impairment exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, the probability the issuer will be unable to pay the amount when due and the fact that the Corporation asserts that it does not intend to sell the security in an unrealized loss position and it is more likely than not it will not have to sell the securities before recovery of its cost basis. The presence of these factors could lead to impairment charges that could have a material adverse effect on net income and capital levels.

Inadequate or failed internal processes, people, and systems, or external events, may adversely affect the Corporation
The Corporation is exposed to operational risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events and includes reputation risk and transaction risk. Reputation risk is developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting the safety and soundness of the institution. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.
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
The adoption of, violations of, or nonconformance with laws, rules, regulations, prescribed practices, or ethical standards could impact the profitability of the Corporation
The financial services industry is extensively regulated and must meet regulatory standards set by the FDIC, OFIR, the Federal Reserve Board, Financial Accounting Standards Board (“FASB”), SEC, Public Company Accounting Oversight Board (“PCAOB”) and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit the Corporation’s shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Corporation’s business, results of operations, and financial condition, the effect of which is impossible to predict at this time.
The Corporation’s compliance department annually assesses the adequacy and effectiveness of the Corporation’s processes for controlling and managing its principal compliance risks.
Management’s estimates and assumptions may be incorrect, which would result in incorrect valuations in the Corporation’s consolidated financial statements
The Corporation’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see “Note 1- Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.
Disruption of infrastructure could adversely impact the Corporation’s operations
The Corporation’s operations depend upon its technological and physical infrastructure, including its equipment and facilities. Extended disruption of its vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of the Corporation’s control, could affect the financial outcome of the Corporation or the financial services industry as a whole. The Corporation has developed disaster recovery plans, which provide detailed instructions covering all significant aspects of the Corporation’s operations.
Increases in FDIC insurance premiums could reduce the profitability of the Corporation
The Corporation is unable to control the amount of premiums that it is required to pay for FDIC insurance. If there are additional bank or financial institution failures, the Corporation may be required to pay higher FDIC premiums. These announced increases have, and any future increases in FDIC insurance premiums will, materially adversely affect the Corporation’s results of operations, financial condition and ability to continue to pay dividends on its common shares at the current rate.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The Corporation’s executive offices are located at 401 North Main Street, Mount Pleasant, Michigan 48858. Isabella Bank owns 25 branches and an operations center. The Corporation’s facilities current, planned, and best use is for conducting its current activities, with the exception of approximately 75% of the Corporation’s previous main office location and 25% of the building that houses the Lake Isabella office which are leased to non-related parties. Management continually monitors and assesses the need for expansion and/or improvement for all facilities. In management’s opinion, each facility has sufficient capacity and is in good condition.
Item 3. Legal Proceedings
The Corporation and its subsidiaries are not involved in any material pending legal proceedings. The Corporation, because of the nature of its business, is at times subject to numerous pending and threatened legal actions that arise out of the normal course of operating its business.
Part II
Item 5. Market for Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities
Common Stock and Dividend Information
The Corporation’s common stock is traded in the over the counter (“OTC”) market. The common stock has been quoted on the OTC Pink market tier of the OTC Markets Group, Inc’s electronic quotation system (the “Pink Sheets”) under the symbol “ISBA” since August of 2008 and under the symbol “IBTM” prior to August of 2008. Other trades in the common stock occur in privately negotiated transactions from time to time of which the Corporation may have little or no information.
Management has reviewed the information available as to the range of reported high and low bid quotations, including high and low bid information as reported by Pink Sheets and closing price information as reported by the parties to privately negotiated transactions. The following table sets forth management’s compilation of that information for the periods indicated. Price information obtained from Pink Sheets reflects inter dealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions. Price information obtained from parties to privately negotiated transactions reflects actual closing prices that were disclosed to the Corporation, which management has not independently verified. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Corporation’s common stock.

	Number of	Sale Price
Period	Shares	Low	High
2010
First Quarter	45,695	$16.75	$19.00
Second Quarter	64,290	17.00	18.50
Third Quarter	53,897	16.05	17.99
Fourth Quarter	56,534	16.57	18.30

	220,416

2009
First Quarter	61,987	14.99	25.51
Second Quarter	91,184	15.85	20.75
Third Quarter	66,399	17.50	19.50
Fourth Quarter	76,985	14.00	19.25

	296,555

The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2010	2009
First Quarter	$0.18	$0.12
Second Quarter	0.18	0.13
Third Quarter	0.18	0.13
Fourth Quarter	0.18	0.32

Total	$0.72	$0.70

Isabella Bank Corporation’s authorized common stock consists of 15,000,000 shares, of which 7,550,074 shares are issued and outstanding as of December 31, 2010. As of that date, there were 3,011 shareholders of record.
The Board of Directors has adopted a common stock repurchase plan. On June 23, 2010, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they revert back to the status of authorized, but unissued shares.
The following table provides information for the three month period ended December 31, 2010, with respect to this plan:

			Total Number of
	Shares		Shares Purchased	Maximum Number of
	Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, September 30, 2010				59,131
October 1 - 31, 2010	5,224	$17.23	5,224	53,907
November 1 - 30, 2010	7,773	17.37	7,773	46,134
December 1 - 31, 2010	6,697	16.87	6,697	39,437

Balance, December 31, 2010	19,694	$17.16	19,694	39,437

Information concerning Securities Authorized for Issuance Under Equity Compensation Plans appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” included elsewhere in this annual report on Form 10-K.

Stock Performance
The following graph compares the cumulative total shareholder return on Corporation common stock for the last five years with the cumulative total return on (1) the NASDAQ Stock Market Index, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Bank Stock Index, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation and each index was $100 at December 31, 2005 and all dividends are reinvested.
The dollar values for total shareholder return plotted in the graph above are shown in the table below:
Comparison of Five Year Cumulative
Among Isabella Bank Corporation, NASDAQ Stock Market,
and NASDAQ Bank Stock

	Isabella
	Bank		NASDAQ
Year	Corporation	NASDAQ	Banks
12/31/2005	100.0	100.0	100.0
12/31/2006	111.6	110.3	113.6
12/31/2007	113.3	122.1	91.4
12/31/2008	73.8	73.5	72.0
12/31/2009	56.9	106.6	60.2
12/31/2010	54.2	125.8	68.6

Item 6. Selected Financial Data
RESULTS OF OPERATIONS
SUMMARY OF SELECTED FINANCIAL DATA
(Dollars in thousands except per share data)

	2010	2009	2008	2007	2006
INCOME STATEMENT DATA
Total interest income	$57,217	$58,105	$61,385	$53,972	$44,709
Net interest income	40,013	38,266	35,779	28,013	24,977
Provision for loan losses	4,857	6,093	9,500	1,211	682
Net income	9,045	7,800	4,101	7,930	7,001
BALANCE SHEET DATA
End of year assets	$1,225,810	$1,143,944	$1,139,263	$957,282	$910,127
Daily average assets	1,182,930	1,127,634	1,113,102	925,631	800,174
Daily average deposits	840,392	786,714	817,041	727,762	639,046
Daily average loans/net	712,272	712,965	708,434	596,739	515,539
Daily average equity	139,855	139,810	143,626	119,246	91,964
PER SHARE DATA (1)
Earnings per share
Basic	$1.20	$1.04	$0.55	$1.14	$1.12
Diluted	1.17	1.01	0.53	1.11	1.09
Cash dividends	0.72	0.70	0.65	0.62	0.58
Book value (at year end)	19.23	18.69	17.89	17.58	16.61
FINANCIAL RATIOS
Shareholders’ equity to assets (at year end)	11.84%	12.31%	11.80%	12.86%	12.72%
Return on average equity	6.47	5.58	2.86	6.65	7.61
Return on average tangible equity	9.55	8.53	4.41	8.54	8.31
Cash dividend payout to net income	59.93	67.40	118.82	54.27	53.92
Return on average assets	0.76	0.69	0.37	0.86	0.87

	2010				2009
Quarterly Operating Results:	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Total interest income	$14,540	$14,306	$14,272	$14,099	$14,411	$14,516	$14,505	$14,673
Interest expense	4,217	4,296	4,291	4,400	4,657	4,928	5,026	5,228

Net interest income	10,323	10,010	9,981	9,699	9,754	9,588	9,479	9,445
Provision for loan losses	1,626	968	1,056	1,207	1,544	1,542	1,535	1,472
Noninterest income	2,629	2,634	1,870	2,167	2,102	2,566	3,131	2,357
Noninterest expenses	8,558	8,620	8,275	8,354	8,176	7,995	8,468	9,044
Net income	2,318	2,553	2,151	2,023	2,073	2,197	2,201	1,329
Per Share of Common Stock:
Earnings per share
Basic	$0.30	$0.34	$0.29	$0.27	$0.28	$0.29	$0.29	$0.18
Diluted	0.30	0.33	0.28	0.26	0.27	0.28	0.29	0.17
Cash dividends	0.18	0.18	0.18	0.18	0.32	0.13	0.13	0.12
Book value (at quarter end)	19.23	19.59	19.39	18.89	18.69	18.97	18.06	18.01

(1)	Retroactively restated for the 10% stock dividend, paid on February 29, 2008.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(All dollars in thousands)
The following is management’s discussion and analysis of the financial condition and results of operations for Isabella Bank Corporation. This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in the Annual Report.
Executive Summary
Isabella Bank Corporation, as well as all other financial institutions in Michigan and across the entire country, continues to experience the negative impacts on its operations from the recent economic recession and the subsequent recovery. This recession, which began in the fourth quarter of 2008, has resulted in historically high levels of loan delinquencies and nonaccrual loans, which have translated into increases in net loans charged off and foreclosed asset and collection expenses. Additionally, there have been announcements by several large banks stating that they have halted foreclosures due to a failure to properly prepare the documents to complete the foreclosure process. Isabella Bank Corporation has, to its knowledge, materially complied with all laws governing foreclosures.
Despite the recent economic downturn, the Corporation continues to be profitable, with net income of $9,045 for the year ended December 31, 2010. The Corporation’s nonperforming loans represented 0.83% of total loans as of December 31, 2010 which declined from 1.28% as of December 31, 2009. The ratio of nonperforming loans to total loans for all banks in the Corporation’s peer group was 3.71% as of September 30, 2010 (December 31, 2010 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) was 4.04% for the year ended December 31, 2010.
New Branch Office
As part of the Corporation’s effort to expand its market area, the Corporation opened a new branch in Midland, Michigan in the third quarter of 2010. The new full service office will expand the Corporation’s presence in the Midland area as a source for both commercial and consumer loans and deposits.
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
The recently enacted Dodd-Frank Act is very broad and complex legislation that puts in place a sweeping new financial services framework that is likely to have significant regulatory and legal consequences and will likely impact the Corporation’s future operating results. Implementation of the Act will require compliance with numerous new regulations, which will increase compliance and documentation costs. For more information, see the summary of the Dodd-Frank Act under the heading “Regulation” in Item 1, on page 7.
In September 2010, Congress passed and the President signed into law the Small Business Lending Bill which includes access to capital for community banks. The Corporation continues to be well capitalized and profitable and is not expecting to participate in the program.
Shareholder Stock Purchase Program
The Corporation recently amended its Dividend Reinvestment and Employee Stock Purchase Plan to allow for any current shareholders to purchase additional shares of the Corporation’s stock directly from the Corporation beginning in the fourth quarter of 2010. For more information regarding that amendment, see the Form S-3D that the Corporation filed with the SEC on October 1, 2010.
Other
The Corporation has not received any notices of regulatory actions as of February 28, 2011.

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
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see the detailed discussion to follow.
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
The Corporation currently has both available-for-sale and trading investment securities that are carried at fair value. Changes in the fair value of available-for-sale investment securities are included as a component of other comprehensive income, while declines in the fair value of these securities below their cost that are other-than-temporary are reflected as realized losses in the consolidated statements of income. The change in value of trading investment securities is included in current earnings. Management evaluates securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for available-for-sale and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio.
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
Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of December 31, 2010 and December 31, 2009. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, and the current volume of trading activity. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 30 year nonamortizing balloon using weighted average discount rates between 3.88% and 6.87% as of December 31, 2010.
As of December 31, 2010, the Corporation held an auction rate money market preferred security and preferred stock which declined in fair value as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY
INTEREST RATE AND INTEREST DIFFERENTIAL
The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank stock holdings which are restricted are included in Other Assets.

	Year Ended
	December 31, 2010			December 31, 2009			December 31, 2008
		Tax	Average		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Loans	$725,534	$46,794	6.45%	$725,299	$47,706	6.58%	$717,040	$49,674	6.93%
Taxable investment
securities	160,514	5,271	3.28%	119,063	4,712	3.96%	108,919	5,433	4.99%
Nontaxable investment securities	120,999	7,095	5.86%	121,676	7,217	5.93%	121,220	7,218	5.95%
Trading account securities	8,097	436	5.38%	17,279	856	4.95%	26,618	1,305	4.90%
Federal funds sold	—	—	—	842	1	0.12%	5,198	110	2.12%
Other	45,509	479	1.05%	27,433	376	1.37%	17,600	433	2.46%

Total earning assets	1,060,653	60,075	5.66%	1,011,592	60,868	6.02%	996,595	64,173	6.44%

NON EARNING ASSETS
Allowance for loan losses	(13,262)			(12,334)			(8,606)
Cash and demand deposits due from banks	18,070			18,190			18,582
Premises and equipment	24,624			23,810			22,905
Accrued income and other assets	92,845			86,376			83,626

Total assets	$1,182,930			$1,127,634			$1,113,102

INTEREST BEARING LIABILITIES

Interest bearing demand deposits	$137,109	151	0.11%	$116,412	146	0.13%	$114,889	813	0.71%
Savings deposits	169,579	391	0.23%	177,538	399	0.22%	213,410	2,439	1.14%
Time deposits	430,892	10,988	2.55%	398,356	13,043	3.27%	393,190	16,621	4.23%
Borrowed funds	188,512	5,674	3.01%	193,922	6,251	3.22%	145,802	5,733	3.93%

Total interest bearing liabilities	926,092	17,204	1.86%	886,228	19,839	2.24%	867,291	25,606	2.95%

NONINTEREST BEARING LIABILITIES

Demand deposits	102,812			94,408			95,552
Other	14,171			7,188			6,633
Shareholders’ equity	139,855			139,810			143,626

Total liabilities and shareholders’ equity	$1,182,930			$1,127,634			$1,113,102

Net interest income (FTE)		$42,871			$41,029			$38,567

Net yield on interest earning assets (FTE)			4.04%			4.06%			3.87%

Net Interest Income
The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $2,196, in 2010, $1,963 in 2009, and $1,808 in 2008. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.
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

	2010 Compared to 2009			2009 Compared to 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$15	$(927)	$(912)	$567	$(2,535)	$(1,968)
Taxable investment securities	1,453	(894)	559	474	(1,195)	(721)
Nontaxable investment securities	(40)	(82)	(122)	27	(28)	(1)
Trading account securities	(489)	69	(420)	(463)	14	(449)
Federal funds sold	(1)	—	(1)	(51)	(58)	(109)
Other	205	(102)	103	182	(239)	(57)

Total changes in interest income	1,143	(1,936)	(793)	736	(4,041)	(3,305)

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	24	(19)	5	11	(678)	(667)
Savings deposits	(18)	10	(8)	(353)	(1,687)	(2,040)
Time deposits	1,002	(3,057)	(2,055)	216	(3,794)	(3,578)
Borrowed funds	(171)	(406)	(577)	1,672	(1,154)	518

Total changes in interest expense	837	(3,472)	(2,635)	1,546	(7,313)	(5,767)

Net change in interest margin (FTE)	$306	$1,536	$1,842	$(810)	$3,272	$2,462

Despite a $49,061 increase in interest earning assets in 2010, the $1,842 increase in FTE net interest income was primarily the result of interest rates on interest bearing liabilities decreasing faster than rates earned on interest earning assets. The Corporation anticipates that net interest margin yield will decline slightly during 2011 due to the following factors:
•	While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management is actively working to lengthen the terms of its interest bearing liabilities. This lengthening has increased the Corporation’s cost of funding, reducing net interest income in the short term.

•	Based on the current economic conditions, management does not anticipate any changes in the target Fed funds rate in the foreseeable future. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, due to securities which may be called or will mature in 2011, as these funds will likely be reinvested at significantly lower rates.

•	Interest rates on residential mortgage loans remain at or near historical lows. This rate environment has led to strong consumer demand for fixed rate mortgage products which are generally sold to the secondary market. As a result, there has been a significant decline in three and five year balloon mortgages, which are held on the Corporation’s balance sheet. As these balloon mortgages have paid off, the proceeds from these loans have been reinvested (typically in the form of available-for-sale investment securities) at lower interest rates which has adversely impacted interest income.

•	Loan growth has been minimal during 2010. As a result, funds were reinvested from higher yielding loans into lower yielding investments.

•	The interest rates on many types of loans including home equity lines of credit, residential balloon mortgages, variable rate commercial lines of credit, and investment securities with acceptable credit and interest rate risks are currently priced at or below the Corporation’s current net yield on interest earning assets. In order to earn additional net interest income, the Corporation is continuing to extend loans and purchase investments that will increase net income but decrease net interest margin yield.

ALLOWANCE FOR LOAN LOSSES
The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent the Corporation’s single largest concentration of risk. The allowance for loan losses (“ALLL”) is management’s estimation of losses in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions, and other factors.
The following schedule shows the composition of the provision for loan losses and the allowance for loan losses.

	Year Ended December 31
	2010	2009	2008	2007	2006
Allowance for loan losses — January 1	$12,979	$11,982	$7,301	$7,605	$6,899
Allowance of acquired bank	—	—	822	—	726
Loans charged off
Commercial and agricultural	3,731	3,081	2,137	905	368
Real estate mortgage	2,524	2,627	3,334	659	252
Consumer	596	934	854	582	529

Total loans charged off	6,851	6,642	6,325	2,146	1,149
Recoveries
Commercial and agricultural	453	623	160	297	136
Real estate mortgage	638	546	240	49	53
Consumer	297	377	284	285	258

Total recoveries	1,388	1,546	684	631	447

Net loans charged off	5,463	5,096	5,641	1,515	702
Provision charged to income	4,857	6,093	9,500	1,211	682

Allowance for loan losses — December 31	$12,373	$12,979	$11,982	$7,301	$7,605

Year to date average loans	$725,534	$725,299	$717,040	$604,342	$522,726

Net loans charged off to average loans outstanding	0.75%	0.70%	0.79%	0.25%	0.13%

Total amount of loans outstanding	$735,304	$723,316	$735,385	$612,687	$591,042

Allowance for loan losses as a % of loans	1.68%	1.79%	1.63%	1.19%	1.29%

As a result of the recent economic recession, residential real estate values in the Corporation’s market areas have declined. These declines are the result of increases in the inventory of unsold homes. This increased inventory is partially the result of the inability of potential home buyers to obtain financing due to the tightening of loan underwriting criteria by many financial institutions, brokers and government sponsored agencies and uncertainties associated with industry wide concerns over the foreclosure process. While the Corporation has maintained traditional lending standards, the decline in real estate values has had an adverse impact on customers who are experiencing financial difficulties. Historically, customers who experienced difficulties were able to sell their properties for more than the loan balance owed. The steep decline in real estate values has diminished homeowner equity and led borrowers who are experiencing financial difficulties to default on their mortgage loans.
The Corporation originates and sells fixed rate residential real estate mortgages to the Federal Home Loan Mortgage Corporation (Freddie Mac). The Corporation has not originated loans either for trading or its own portfolio that would be classified as subprime or financed loans for more than 80% of market value unless insured by private third party insurance.
As shown in the preceding table, when comparing 2010 to 2009, net loans charged off increased by $367. This increase is primarily related to one loan, for which a charge off of $1,000 was recorded in the fourth quarter of 2010. Despite the increase in net loans charged off, the overall improvement in the credit quality of the Corporation’s loan portfolio has allowed the Corporation to reduce its provision for loan losses in 2010 when compared to 2009.

The Corporation allocates the allowance throughout its loan portfolio based on management’s assessment of the underlying risks associated with each loan segment. Management’s assessments include allocations based on specific impairment allocations, historical loss histories, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the allowance for loan losses is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the Corporation’s loan portfolio.
For further discussion on the allocation of the allowance for loan losses, see “Note 4 — Loans and Allowance for Loan Losses” to the Corporation’s consolidated financial statements.
Loans Past Due and Loans in Nonaccrual Status
Increases in past due and nonaccrual loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.
The following tables summarize the Corporation’s past due and nonaccrual loans as of December 31:

	Total Past Due and Nonaccrual
	2010	2009	2008	2007	2006
Commercial and agricultural	$9,606	$8,839	$13,958	$8,746	$7,213
Residential mortgage	8,119	10,296	12,418	8,357	4,631
Consumer installment	309	460	956	617	360

	$18,034	$19,595	$27,332	$17,720	$12,204

	2010
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	5,291	175	4,140	$9,606
Residential mortgage	6,339	310	1,470	8,119
Consumer installment	308	1	—	309

	$11,938	$486	$5,610	$18,034

	2009
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	2,567	462	5,810	$8,839
Residential mortgage	7,352	287	2,657	10,296
Consumer installment	386	19	55	460

	$10,305	$768	$8,522	$19,595

Restructured Loans
The following table summarizes the Corporation’s restructured loans as of December 31:

	2010			2009			2008			2007	2006
	Accruing	Non-		Accruing	Non-		Accruing	Non-		Accruing	Accruing
	Interest	accrual	Total	Interest	accrual	Total	Interest	accrual	Total	Interest	Interest
Current	$4,798	$499	$5,297	$2,754	$786	$3,540	$2,297	$1,355	$3,652	$517	$640
Past due 30-89 days	277	26	303	107	904	1,011	268	—	268	115	57
Past due 90 days or more	—	163	163	—	426	426	—	630	630	53	—

Total	$5,075	$688	$5,763	$2,861	$2,116	$4,977	$2,565	$1,985	$4,550	$685	$697

The Corporation had no restructured loans in nonaccrual status as of December 31, 2007 or 2006.
The Corporation has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These loan restructurings have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Restructured loans that have been placed in nonaccrual status may be placed back on accrual status after six months of continuous performance.
To be classified as a restructured loan, the concessions granted to a customer who is experiencing financial difficulty must meet one of the following criteria:
1.	Reduction of the stated interest rate related to the sole purpose of providing payment and relief for the remaining original life of the debt.

2.	Extension of the amortization period beyond typical lending guidelines.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
The following table displays the results of the Corporation’s efforts related to loans restructured since December 31, 2008:

	Successful		Unsuccessful		Total
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
Reduction in interest rate	2	$275	1	$132	3	$407
Extension of amortization	29	6,235	2	68	31	6,303
Reduction in interest rate and extension of amortization	33	4,196	—	—	33	4,196

	64	$10,706	3	$200	67	$10,906

Since December 31, 2008, the Corporation has not restructured any loans as a result of a forbearance of principal or accrued interest.
The Corporation has restructured $10,906 of loans since December 31, 2008 and had $5,763 of loans classified as restructured as of December 31, 2010. While the number of loans restructured has increased in 2010, it is a reflection of the Corporation’s efforts to work with customers to modify the terms of their loan agreements and an indicator that the local economy remains under stress.

Nonperforming Assets
The following table summarizes the Corporation’s nonperforming assets as of December 31:

	2010	2009	2008	2007	2006
Nonaccrual loans	$5,610	$8,522	$11,175	$4,156	$3,444
Accruing loans past due 90 days or more	486	768	1,251	1,727	1,185

Total nonperforming loans	6,096	9,290	12,426	5,883	4,629
Other real estate owned	2,039	1,141	2,770	1,376	562
Repossessed assets	28	16	153	—	—

Total nonperforming assets	$8,163	$10,447	$15,349	$7,259	$5,191

Nonperforming loans as a % of total loans	0.83%	1.28%	1.69%	0.96%	0.78%

Nonperforming assets as a % of total assets	0.67%	0.91%	1.35%	0.76%	0.57%

Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless such loan is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, an evaluation to determine the net realizable value of the underlying collateral is performed. This evaluation is used to help determine if any charge downs are necessary. Loans may be placed back on accrual status after six months of continued performance.
The following table summarizes the Corporation’s nonaccrual loan balances by type as of December 31:

	2010	2009	2008	2007	2006
Commercial and agricultural	$4,140	$5,810	$8,059	$1,959	$2,887
Residential mortgage	1,470	2,657	3,092	2,185	557
Consumer installment	—	55	24	12	—

	$5,610	$8,522	$11,175	$4,156	$3,444

Included in nonaccrual commercial and agricultural loans was one credit with a balance of $2,679 as of December 31, 2010. This credit is secured by unsold condominiums and undeveloped commercial real estate for which there has been a specific allocation established in the amount of $345. Commercial and agricultural nonaccrual loans included one credit with a balance of $1,800 as of December 31, 2009 which was subsequently transferred to other real estate owned in the third quarter of 2010. There were no other individually significant credits included in nonaccrual loans as of December 31, 2010, 2009, 2008, 2007, or 2006.
Included in the nonaccrual loan balances above were credits currently classified as restructured loans as of December 31:

	2010	2009	2008
Commercial and agricultural	$115	$1,692	$1,985
Residential mortgage	573	424	—

	$688	$2,116	$1,985

The Corporation had no restructured loans in nonaccrual status as of December 31, 2007 or 2006.

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
Based on management’s analysis, the allowance for loan losses is considered appropriate as of December 31, 2010. Management will continue to closely monitor its overall credit quality during 2011 to ensure that the allowance for loan losses remains appropriate.
Noninterest Income
The following table shows the changes in noninterest income between the years ended December 31, 2010, 2009, and 2008 respectively.

	Year Ended December 31
			Change			Change
	2010	2009	$	%	2008	$	%
Service charges and fees
NSF and overdraft fees	$2,809	$3,187	$(378)	-11.9%	$3,413	(226)	-6.6%
ATM and debit card fees	1,492	1,218	274	22.5%	1,029	189	18.4%
Trust fees	896	814	82	10.1%	886	(72)	-8.1%
Freddie Mac servicing fee	760	724	36	5.0%	627	97	15.5%
Service charges on deposit accounts	333	344	(11)	-3.2%	372	(28)	-7.5%
Net originated mortgage servicing rights income (loss)	47	514	(467)	-90.9%	(92)	606	N/M
All other	143	112	31	27.7%	135	(23)	-17.0%

Total service charges and fees	6,480	6,913	(433)	-6.3%	6,370	543	8.5%
Gain on sale of mortgage loans	610	886	(276)	-31.2%	249	637	N/M
Net (loss) gain on trading securities	(94)	80	(174)	N/M	245	(165)	-67.3%
Net gain (loss) on borrowings measured at fair value	227	289	(62)	-21.5%	(641)	930	N/M
Gain on sale of available-for-sale investment securities	348	648	(300)	-46.3%	24	624	N/M
Other
Earnings on corporate owned life insurance policies	663	641	22	3.4%	616	25	4.1%
Brokerage and advisory fees	573	521	52	10.0%	480	41	8.5%
All other	493	178	315	177.0%	459	(281)	-61.2%

Total other	1,729	1,340	389	29.0%	1,555	(215)	-13.8%

Total noninterest income	$9,300	$10,156	$(856)	-8.4%	$7,802	$2,354	30.2%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts including: service charges and NSF and overdraft fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been declining over the past two years, and declined further in the third quarter and fourth quarters of 2010 as a result of new regulatory rules issued by the Federal Reserve Bank being implemented related to NSF and overdraft fees. The Corporation anticipates that NSF and overdraft fees will decline further in 2011 as a result of this recent rule making.

•	The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.

•	As a result of lower than normal residential mortgage rates, the Corporation experienced increases in the volume of loans sold to Freddie Mac beginning in the fourth quarter of 2008. This high volume led to increases in gains from the sale of mortgage loans in 2009. The volume of new mortgage activity has returned to more normal levels in 2010, leading to a decline in the gain on sale of mortgage loans. Despite the increase in the balance of serviced loans, the Corporation recorded only modest increases in the value of its originated mortgage servicing rights (“OMSR”) portfolio in 2010 as rates remained at historically low levels. As interest rates are expected to increase, the Corporation anticipates that Freddie Mac servicing fees and net OMSR income will increase in 2011, while the gains from the sale of mortgage loans will likely decline.

•	Fluctuations in the gains and losses related to trading securities and borrowings carried at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities in 2011 as significant interest rate changes are not expected.

•	The Corporation does not anticipate any significant sales of available-for-sale investment securities in 2011.

•	Fees generated from brokerage and advisory services have been steadily increasing for the past few years. This has been the result of staff additions as well as a conscious effort by management to expand the Corporation’s presence in its local market. Management anticipates brokerage and advisory fees to increase further in 2011.

•	The fluctuation in all other income in 2010 is due partially to a $133 increase in earnings from the Corporation’s investment in Corporate Settlement Solutions. The remainder of the difference is spread throughout the various categories, none of which are individually significant.

Noninterest Expenses
The following table shows the changes in noninterest expenses between the years ended December 31, 2010, 2009, and 2008 respectively.

	Year Ended December 31
			Change			Change
	2010	2009	$	%	2008	$	%
Compensation and benefits
Leased employee salaries	$13,697	$13,494	203	1.5%	$12,465	$1,029	8.3%
Leased employee benefits	4,837	4,745	92	1.9%	4,502	243	5.4%
All other	18	19	(1)	-5.3%	25	(6)	-24.0%

Total compensation and benefits	18,552	18,258	294	1.6%	16,992	1,266	7.5%

Occupancy
Depreciation	584	546	38	7.0%	508	38	7.5%
Outside services	524	433	91	21.0%	492	(59)	-12.0%
Property taxes	505	439	66	15.0%	411	28	6.8%
Utilities	423	393	30	7.6%	366	27	7.4%
Building repairs	243	288	(45)	-15.6%	202	86	42.6%
All other	72	71	1	1.4%	56	15	26.8%

Total occupancy	2,351	2,170	181	8.3%	2,035	135	6.6%

Furniture and equipment
Depreciation	1,938	1,803	135	7.5%	1,663	140	8.4%
Computer / service contracts	1,779	1,676	103	6.1%	1,565	111	7.1%
ATM and debit card fees	595	621	(26)	-4.2%	570	51	8.9%
All other	32	46	(14)	-30.4%	51	(5)	-9.8%

Total furniture and equipment	4,344	4,146	198	4.8%	3,849	297	7.7%

FDIC insurance premiums	1,254	1,730	(476)	-27.5%	313	1,417	N/M

Other
Marketing and community relations	1,093	894	199	22.3%	921	(27)	-2.9%
Foreclosed asset and collection	710	546	164	30.0%	565	(19)	-3.4%
Directors fees	887	923	(36)	-3.9%	867	56	6.5%
Audit and SOX compliance fees	916	831	85	10.2%	698	133	19.1%
Education and travel	499	395	104	26.3%	491	(96)	-19.6%
Printing and supplies	420	529	(109)	-20.6%	508	21	4.1%
Postage and freight	382	415	(33)	-8.0%	419	(4)	-1.0%
Legal fees	338	375	(37)	-9.9%	415	(40)	-9.6%
Amortization of deposit premium	395	472	(77)	-16.3%	523	(51)	-9.8%
Consulting fees	167	201	(34)	-16.9%	298	(97)	-32.6%
All other	1,499	1,798	(299)	-16.6%	1,810	(12)	-0.7%

Total other	7,306	7,379	(73)	-1.0%	7,515	(136)	-1.8%

Total noninterest expenses	$33,807	$33,683	124	0.4%	$30,704	$2,979	9.7%

Significant changes in noninterest expenses are detailed below:
•	Leased employee salaries have remained essentially unchanged from 2009. During 2009, the Corporation incurred increased overtime costs related to the large volume of mortgage refinancing activity. While the demand for mortgage refinancing has reduced, the reduction in overtime has been offset by annual merit increases and the continued growth of the Corporation. Leased employee benefits fluctuate from period to period primarily as a result of changes in health care related expenses. The Corporation does not anticipate any significant changes in leased employee salaries or benefit expenses in 2011.

•	FDIC insurance premium expense decreased primarily when the year ended December 31, 2010 is compared to the same period in 2009 as a result of an FDIC special assessment of $479, which was paid in September 2009. Management expects FDIC insurance premiums to approximate current levels for 2011.

•	The increase in marketing and community relations expenses in 2010 is primarily related to the Corporation making a contribution of $250 to the IBT Foundation, compared to $140 in 2009 and $0 in 2008.

•	Audit and SOX compliance fees fluctuate due to the timing of the performance of recurring audit procedures.

•	Director fees declined in 2010 due to Corporation implementing a policy whereby the membership on the Isabella Bank and Isabella Bank Corporation’s board of directors is identical; no significant change is expected in 2011.

•	Printing and supplies expenses were historically high in the first three months of 2009 as a result of the Corporation increasing inventories of various supplies. Printing and supplies expenses are expected to approximate current levels in 2011.

•	The Corporation places a strong emphasis on customer service. In February 2010, all of the Corporation’s employees attended a special customer service seminar. This seminar coupled with increases in expenditures for executive leadership training led to increases in education expenses during 2010. Management expects that education related expenses may decline slightly in 2011.

•	Postage and freight expenses have declined, and are expected to continue to decline, as a result of fewer special mailings as well as an increase in the Corporation’s customers usage of electronic statements.

•	The Corporation’s legal expenses can fluctuate from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations, including regulatory compliance. At this time, the Corporation is not aware of any significant legal matters, and as such expects that legal expenses should approximate current levels in 2011.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Federal Income Taxes
Federal income tax expense (benefit) for 2010 was $1,604 or 15.1% of pre-tax income compared to $846 or 9.8% of income in 2009 and ($724) or (21.4%) in 2008. The primary factor behind the effective rate in 2008 is related to the increase in tax exempt income as a percentage of net income. A reconcilement of actual federal income tax expense reported and the amount computed at the federal statutory rate of 34% is found in Note 11, “Federal Income Taxes” of Notes to Consolidated Financial Statements.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	December 31
	2010	2009	$ Change	% Change
ASSETS
Cash and cash equivalents	$18,109	$24,482	$(6,373)	-26.03%
Certificates of deposit held in other financial institutions	15,808	5,380	10,428	193.83%
Trading securities	5,837	13,563	(7,726)	-56.96%
Available-for-sale investment securities	330,724	259,066	71,658	27.66%
Mortgage loans available-for-sale	1,182	2,281	(1,099)	-48.18%
Loans	735,304	723,316	11,988	1.66%
Allowance for loan losses	(12,373)	(12,979)	606	-4.67%
Premises and equipment	24,627	23,917	710	2.97%
Goodwill and other intangible assets	47,091	47,429	(338)	-0.71%
Equity securities without readily determinable fair values	17,564	17,921	(357)	-1.99%
Other assets	41,937	39,568	2,369	5.99%

TOTAL ASSETS	$1,225,810	$1,143,944	$81,866	7.16%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$877,339	$802,652	$74,687	9.31%
Borrowed funds	194,917	193,101	1,816	0.94%
Accrued interest and other liabilities	8,393	7,388	1,005	13.60%

Total liabilities	1,080,649	1,003,141	77,508	7.73%
Shareholders’ equity	145,161	140,803	4,358	3.10%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,225,810	$1,143,944	$81,866	7.16%

As shown above, the Corporation has intentionally increased its balance sheet through the acquisition of available-for-sale investment securities and certificates of deposit held in other financial institutions, which is consistent with its plan to increase net interest income. These purchases were funded primarily with retail deposit growth. Available-for-sale investment securities are expected to continue to increase in 2011. Overall changes in deposit accounts and demand for loans are the primary reasons for fluctuations in cash and cash equivalents. As the Corporation has increased its investment securities, it has reduced its interest bearing balances, which is included in cash and cash equivalents.
A discussion of changes in balance sheet amounts by major categories follows:
Trading securities
Trading securities are carried at fair value. The Corporation’s overall intent is to maintain a trading portfolio to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management objectives (See Note 2 “Trading Securities” of the Consolidated Financial Statements). Due to the current interest rate environment, the Corporation has allowed this balance to decline.
The following is a schedule of the carrying value of trading securities as of December 31:

	2010	2009	2008
Government sponsored enterprises	$—	$—	$4,014
States and political subdivisions	5,837	9,962	11,556
Corporate	—	—	160
Mortgage-backed	—	3,601	6,045

Total	$5,837	$13,563	$21,775

Available-for-sale investment securities
The primary objective of the Corporation’s investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation’s overall exposure to changes in interest rates. Securities currently classified as available-for-sale are stated at fair value.
The following is a schedule of the carrying value of investment securities available-for-sale as of December 31:

	2010	2009	2008
U.S. Government and federal agencies	$—	$—	$4,083
Government sponsored enterprises	5,404	19,471	62,988
States and political subdivisions	169,717	151,730	149,323
Corporate	—	—	7,145
Auction rate money market preferred	2,865	2,973	5,979
Preferred stocks	6,936	7,054	—
Mortgage-backed	102,215	67,734	16,937
Collateralized mortgage obligations	43,587	10,104	—

Total	$330,724	$259,066	$246,455

Excluding those holdings in government sponsored enterprises and municipalities within the state of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity. The Corporation has a policy prohibiting investments in securities that it deems are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes. The Corporation’s holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as the Corporation holds no investments in private label mortgage-backed securities or collateralized mortgage obligations.
The following is a schedule of maturities of available-for-sale investment securities (at carrying value) and their weighted average yield as of December 31, 2010. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 34%. Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Trading securities have been excluded as they are not expected to be held to maturity. Included in the contractual maturity distribution in the following table are auction rate money market preferred securities and preferred stock. Auction rate debt and auction rate preferred securities are long term floating rate instruments for which interest rates are set at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. As a result, the expected life of auction rate securities may differ significantly from the contractual term.

	Maturing
			After One		After Five
			Year But		Years But
	Within		Within		Within			After		Securities with
	One Year		Five Years		Ten Years		Ten Years			Variable Payments
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount		Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$5,007	2.02	$397	7.91	$—		—	$—	—
States and political subdivisions	14,132	3.51	34,837	3.73	87,263	3.74	33,485		2.09	—	—
Mortgage-backed	—	—	—	—	53,738	2.54	48,477		2.66	—	—
Collateralized mortgage obligations	—	—	—	—	—	—	—		—	43,587	2.59
Auction rate money market preferred	—	—	—	—	—	—	—		—	2,865	4.86
Preferred stocks	—	—	—	—	—	—	—		—	6,936	4.60

Total	$14,132	3.51	$39,844	3.53	$141,398	3.29	$81,962		2.43	$53,388	2.98

Loans
The largest component of earning assets is loans. The proper management of credit and market risk inherent in the loan portfolio is critical to the financial well being of the Corporation. To control these risks, the Corporation has adopted strict underwriting standards. These standards include specific criteria against lending outside the Corporation’s defined market areas, lending limits to a single borrower, and strict loan to collateral value limits. The Corporation also monitors and limits loan concentrations extended to distressed industries. The Corporation has no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.
The following table presents the composition of the loan portfolio for the years ended December 31:

	2010	2009	2008	2007	2006
Commercial	$348,852	$340,274	$324,806	$238,306	$212,701
Agricultural	71,446	64,845	58,003	47,407	47,302
Residential real estate mortgage	284,029	285,838	319,397	297,937	300,650
Installment	30,977	32,359	33,179	29,037	30,389

	$735,304	$723,316	$735,385	$612,687	$591,042

The following table presents the change in the loan categories for the years ended December 31:

	2010		2009		2008
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$8,578	2.5%	$15,468	4.8%	$86,500	36.3%
Agricultural	6,601	10.2%	6,842	11.8%	10,596	22.4%
Residential real estate mortgage	(1,809)	-0.6%	(33,559)	-10.5%	21,460	7.2%
Installment	(1,382)	-4.3%	(820)	-2.5%	4,142	14.3%

	$11,988	1.7%	$(12,069)	-1.6%	$122,698	20.0%

The growth in commercial and agricultural loans is a result of the Corporation’s efforts to increase these segments of the loan portfolio as a percentage of total loans. A significant portion of this growth has been driven by the Corporation’s new business development team.
As rates in 2010 on residential mortgages were comparable to the rates in 2009, residential mortgage refinancing activity stabilized which resulted in a decrease in loans sold to the secondary market. As a result of this decline in loans sold, the residential real estate portfolio remained stable in 2010 as compared to the significant declines noted in 2009. Refinancing activity resulted in a net increase of $2,226 in the balance of residential mortgage loans sold to the secondary market in 2010 compared to a net increase of $53,161 in 2009.
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
Equity securities without readily determinable fair values consist of the following as of December 31:

	2010	2009
Federal Home Loan Bank Stock	$7,596	$7,960
Investment in Corporate Settlement Solutions	6,793	6,782
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	296	300

Total	$17,564	$17,921

Deposits
The main source of funds for the Corporation is deposits. The following table presents the composition of the deposit portfolio as of December 31:

	2010	2009	2008	2007	2006
Noninterest bearing deposits	$104,902	$96,875	$97,546	$84,846	$83,902
Interest bearing demand deposits	142,259	128,111	113,973	105,526	111,406
Savings deposits	177,817	157,020	182,523	196,682	178,001
Certificates of deposit	386,435	356,594	340,976	311,976	320,226
Brokered certificates of deposit	53,748	50,933	28,185	28,197	27,446
Internet certificates of deposit	12,178	13,119	12,427	6,246	4,859

Total	$877,339	$802,652	$775,630	$733,473	$725,840

The following table presents the change in the deposit categories for the years ended December 31:

	2010		2009		2008
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing deposits	$8,027	8.3%	$(671)	-0.7%	$12,700	15.0%
Interest bearing demand deposits	14,148	11.0%	14,138	12.4%	8,447	8.0%
Savings deposits	20,797	13.2%	(25,503)	-14.0%	(14,159)	-7.2%
Certificates of deposit	29,841	8.4%	15,618	4.6%	29,000	9.3%
Brokered certificates of deposit	2,815	5.5%	22,748	80.7%	(12)	0.0%
Internet certificates of deposit	(941)	-7.2%	692	5.6%	6,181	99.0%

Total	$74,687	9.3%	$27,022	3.5%	$42,157	5.7%

As shown in the preceding table, the Corporation has enjoyed strong deposit growth during 2010. This growth was the result of the Corporation offering products with competitive rates and terms, as well as focused marketing efforts to increase deposit market share in the communities served. Management anticipates that deposits will continue to grow in 2011.
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

The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$102,812	—	$94,408	—	$95,552	—
Interest bearing demand deposits	137,109	0.11%	116,412	0.13%	114,889	0.71%
Savings deposits	169,579	0.23%	177,538	0.22%	213,410	1.14%
Time deposits	430,892	2.55%	398,356	3.27%	393,190	4.23%

Total	$840,392		$786,714		$817,041

The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2010 was as follows:

Maturity
Within 3 months	$35,935
Within 3 to 6 months	20,695
Within 6 to 12 months	49,207
Over 12 months	98,360

Total	$204,197

Borrowed Funds
The following table summarizes the Corporation’s borrowings as of December 31:

	2010		2009
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$113,423	3.64%	$127,804	4.11%
Securities sold under agreements to repurchase without stated maturity dates	45,871	0.25%	37,797	0.30%
Securities sold under agreements to repurchase with stated maturity dates	19,623	3.01%	20,000	3.72%
Federal funds purchased	16,000	0.60%	—	—
Federal Reserve Bank discount window advance	—	—	7,500	0.75%

Total	$194,917	2.53%	$193,101	3.19%

The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2010		2009
	Amount	Rate	Amount	Rate
Fixed rate advances due 2010	$—	—	$28,320	4.52%
One year putable advances due 2010	—	—	6,000	5.31%
Fixed rate advances due 2011	10,086	3.96%	10,206	3.96%
One year putable advances due 2011	1,000	4.75%	1,000	4.75%
Fixed rate advances due 2012	17,000	2.97%	17,000	2.97%
One year putable advances due 2012	15,000	4.10%	15,000	4.10%
Fixed rate advances due 2013	5,337	4.14%	5,278	4.14%
One year putable advances due 2013	5,000	3.15%	5,000	3.15%
Fixed rate advances due 2014	25,000	3.16%	15,000	3.63%
Fixed rate advances due 2015	25,000	4.63%	25,000	4.63%
Fixed rate advances due 2017	10,000	2.35%	—	—

Total	$113,423	3.64%	$127,804	4.11%

The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2010		2009
	Amount	Rate	Amount	Rate
Repurchase agreements due 2010	$—	—	$5,000	4.00%
Repurchase agreements due 2011	858	1.51%	—	—
Repurchase agreements due 2012	1,013	2.21%	—	—
Repurchase agreements due 2013	5,127	4.45%	5,000	4.51%
Repurchase agreements due 2014	12,087	3.00%	10,000	3.19%
Repurchase agreements due 2015	538	3.25%	—	—

Total	$19,623	3.01%	$20,000	3.72%

Contractual Obligations and Loan Commitments
The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes the Corporation’s non cancelable obligations and future minimum payments as of December 31, 2010:

	Minimum Payments Due by Period
		After One	After Three
	Due in	Year But	Year But
	One Year	Within	Within	After
	or Less	Three Years	Five Years	Five Years	Total
Deposits with no stated maturity	$424,978	$—	$—	$—	$424,978
Certificates of deposit with stated maturities	216,927	158,268	70,888	6,278	452,361

Borrowed funds
Short term borrowings	61,871	—	—	—	61,871
Long term borrowings	11,944	48,477	62,625	10,000	133,046

Total borrowed funds	73,815	48,477	62,625	10,000	194,917

Total contractual obligations	$715,720	$206,745	$133,513	$16,278	$1,072,256

The Corporation also has loan commitments that may impact liquidity. The following schedule summarizes the Corporation’s loan commitments and expiration dates by period as of December 31, 2010. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Expiration Dates by Period
		After One	After Three
	Due in	Year But	Year But
	One Year	Within	Within	After
	or Less	Three Years	Five Years	Five Years	Total
Unused commitments to extend credit	$65,717	$24,364	$14,847	$5,273	$110,201
Undisbursed loans	13,382	—	—	—	13,382
Standby letters of credit	4,881	—	—	—	4,881

Total loan commitments	$83,980	$24,364	$14,847	$5,273	$128,464

Capital
The capital of the Corporation consists primarily of common stock, including shares to be issued, retained earnings, and accumulated other comprehensive loss. The Corporation offers dividend reinvestment and employee, director, and shareholder stock purchase plans. Under the provisions of these plans, the Corporation issued 122,113 shares of common stock generating $2,164 of capital during 2010, and 126,874 shares of common stock generating $2,396 of capital in 2009. The Corporation also generates capital through the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”), its equity compensation plan (See Note 16 “Benefit Plans” of Notes to Consolidated Financial Statements). Pursuant to this plan, the Corporation generated $650 and $677 of capital in 2010 and 2009, respectively.
The Board of Directors has adopted a common stock repurchase plan. This plan was approved to enable the Corporation to repurchase the Corporation’s common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions from the Directors Plan. During 2010 and 2009 the Corporation repurchased 138,970 shares of common stock at an average price of $18.40 and 122,612 shares of common stock at an average price of $19.47, respectively.
Accumulated other comprehensive loss decreased $410 in 2010 and consists of $457 of unrealized gains on available-for-sale investment securities which was offset by a $47 increase in unrecognized pension cost. These amounts are net of tax.
The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to average assets ratio, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.24% at year end 2010. There are no commitments for significant capital expenditures.
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

	December 31
	2010	2009	Required
Equity Capital	12.44%	12.80%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.69%	14.05%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve Board also prescribes minimum capital requirements for the Corporation’s subsidiary Bank. At December 31, 2010, the Bank exceeded these minimums. For further information regarding the Bank’s capital requirements, refer to Note 15 “Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements,

Fair Value
The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, foreclosed assets, originated mortgage servicing rights, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
The table below represents the activity in Level 3 inputs measured on a recurring basis for the year ended December 31:

	2010	2009
Level 3 inputs — January 1	$10,027	$5,979
Net unrealized (losses) gains on available-for-sale investment securities	(226)	4,048

Level 3 inputs — December 31	$9,801	$10,027

For further information regarding fair value measurements see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” and Note 19, “Fair Value” of the Consolidated Financial Statements.
Interest Rate Sensitivity
Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. Management strives to achieve reasonable stability in the net interest margin through periods of changing interest rates. One tool used by management to measure interest rate sensitivity is gap analysis. As shown in the following table, the gap analysis depicts the Corporation’s position for specific time periods and the cumulative gap as a percentage of total assets.
Trading securities are included in the 0 to 3 month time frame due to their repricing characteristics. Fixed interest rate investment securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans , which totaled $143,572 as of December 31, 2010, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,940 that are included in the 0 to 3 month time frame.
Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management’s analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2010, the Corporation had a negative cumulative gap within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2010. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

	0 to 3	4 to 12	1 to 5	Over 5
	Months	Months	Years	Years
Interest Sensitive Assets
Trading securities	$5,837	$—	$—	$—
Investment securities	17,405	47,247	129,688	136,384
Loans	168,790	94,739	401,106	65,059

Total	$192,032	$141,986	$530,794	$201,443

Interest Sensitive Liabilities
Borrowed funds	$63,421	$10,730	$110,766	$10,000
Time deposits	67,036	150,552	228,495	6,278
Savings	10,770	33,671	107,557	25,819
Interest bearing demand	7,432	22,405	79,827	32,595

Total	$148,659	$217,358	$526,645	$74,692

Cumulative gap (deficiency)	$43,373	$(31,999)	$(27,850)	$98,901
Cumulative gap (deficiency) as a % of assets	3.54%	(2.61)%	(2.27)%	8.07%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2010. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year	1 to 5	Over 5
	or Less	Years	Years	Total
Commercial and agricultural	$102,027	$296,042	$22,229	$420,298

Interest Sensitivity
Loans maturing after one year that have:
Fixed interest rates		$253,106	$20,346
Variable interest rates		42,936	1,883

Total		$296,042	$22,229

Liquidity
Liquidity is monitored regularly by the Corporation’s Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
The primary sources of the Corporation’s liquidity are cash and cash equivalents, trading securities, and available-for-sale investment securities, excluding auction rate money market preferred securities and preferred stock due to their illiquidity. These categories totaled $360,677 or 29.4% of assets as of December 31, 2010 as compared to $292,464 or 25.6% in 2009. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments discussed in the accompanying notes to consolidated financial statements. Liquidity varies significantly daily, based on customer activity.
The following table summarizes the Corporation’s sources and uses of cash for the years ended December 31:

	2010	2009	$ Variance
Net cash provided by operating activities	$26,521	$18,225	$8,296
Net cash used in investing activities	(103,877)	(9,184)	(94,693)
Net cash provided by (used in) financing activities	70,983	(7,538)	78,521

(Decrease) Increase in cash and cash equivalents	(6,373)	1,503	(7,876)
Cash and cash equivalents January 1	24,482	22,979	1,503

Cash and cash equivalents December 31	$18,109	$24,482	$(6,373)

The primary source of funds for the Corporation is deposits. The Corporation emphasizes interest bearing time deposits as part of its funding strategy. The Corporation also seeks noninterest bearing deposits, or checking accounts, to expand its customer base, while reducing the Corporation’s cost of funds.
The Corporation has the ability to borrow from the Federal Home Loan Bank, the Federal Reserve Bank, and through various correspondent banks as federal funds. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including Federal Home Loan Bank Advances, Federal Reserve Bank Discount Window Advances, and repurchase agreements, require the Corporation to pledge assets, typically in the form of investment securities or loans, as collateral.
The Corporation had the ability to borrow up to an additional $122,960, based on the assets currently pledged as collateral. The Corporation has pledged eligible mortgage loans and investment securities as collateral for any such borrowings.

Item 7 A. Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s primary market risks are interest rate risk and liquidity risk. The Corporation has no significant foreign exchange risk, holds limited loans outstanding, and does not utilize interest rate swaps or derivatives, except for interest rate locks and forward loan commitments, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact on the Corporation’s interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. The cash flow of such borrowers and ability to service debt is largely dependent on commodity prices. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower’s available cash flow to service their debt.
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
The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation’s interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation’s assets are invested in loans and investment securities with issuer call options. Residential real estate and other consumer loans have imbedded options that allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential mortgages, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation’s cash flows from these assets. A significant portion of the Corporation’s securities are callable or subject to prepayment. The call option is more likely to be exercised in a period of decreasing interest rates. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.
The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2010, the Corporation’s net interest income would decrease during a period of increasing interest rates.
The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of December 31, 2010 and 2009. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	December 31, 2010							Fair Value
(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10

Rate sensitive assets
Other interest bearing assets	$10,550	$5,429	$960	$—	$—	$—	$16,939	$17,039
Average interest rates	0.96%	1.82%	2.16%	—	—	—	1.30%
Trading securities	$1,918	$2,366	$1,031	$522	$—	$—	$5,837	$5,837
Average interest rates	3.46%	2.31%	2.42%	2.47%	—	—	2.72%
Fixed interest rate securities	$64,652	$42,984	$32,871	$29,395	$24,438	$136,384	$330,724	$330,724
Average interest rates	3.68%	3.42%	3.30%	3.33%	3.28%	3.13%	3.32%
Fixed interest rate loans	$128,277	$121,434	$140,019	$67,423	$68,569	$66,010	$591,732	$603,435
Average interest rates	6.80%	6.63%	6.26%	6.47%	6.08%	5.83%	6.41%
Variable interest rate loans	$59,536	$17,306	$22,523	$15,118	$18,830	$10,259	$143,572	$143,572
Average interest rates	4.94%	4.76%	4.27%	3.78%	3.69%	5.21%	4.55%

Rate sensitive liabilities
Borrowed funds	$74,151	$33,013	$15,127	$37,087	$25,539	$10,000	$194,917	$200,603
Average interest rates	0.62%	3.46%	2.55%	3.11%	4.60%	2.35%	2.33%
Savings and NOW accounts	$74,278	$73,818	$53,174	$35,872	$24,520	$58,414	$320,076	$320,076
Average interest rates	0.21%	0.21%	0.20%	0.19%	0.18%	0.15%	0.19%
Fixed interest rate time deposits	$215,648	$113,338	$44,269	$31,414	$39,474	$6,278	$450,421	$452,392
Average interest rates	1.79%	2.67%	3.35%	2.86%	2.97%	3.26%	2.36%
Variable interest rate time deposits	$1,279	$661	$—	$—	$—	$—	$1,940	$1,940
Average interest rates	1.21%	1.06%	—	—	—	—	1.16%

	December 31, 2009							Fair Value
	2010	2011	2012	2013	2014	Thereafter	Total	12/31/09

Rate sensitive assets
Other interest bearing assets	$10,360	$960	$1,200	$—	$—	$—	$12,520	$12,520
Average interest rates	1.13%	2.29%	2.64%	—	—	—	1.36%
Trading securities	$7,139	$2,043	$2,546	$1,094	$570	$171	$13,563	$13,563
Average interest rates	2.84%	2.42%	2.28%	2.53%	2.66%	4.86%	2.66%
Fixed interest rate securities	$68,078	$35,401	$21,540	$20,369	$20,431	$93,247	$259,066	$259,066
Average interest rates	3.53%	3.51%	3.59%	3.65%	3.63%	3.58%	3.57%
Fixed interest rate loans	$133,703	$111,981	$118,749	$109,754	$62,280	$48,764	$585,231	$594,498
Average interest rates	6.64%	6.85%	6.72%	6.50%	6.61%	6.01%	6.61%
Variable interest rate loans	$60,727	$17,695	$13,799	$16,357	$16,940	$12,567	$138,085	$138,085
Average interest rates	5.00%	4.69%	4.79%	3.83%	3.74%	5.35%	4.68%

Rate sensitive liabilities
Borrowed funds	$85,101	$11,000	$32,000	$15,000	$5,000	$45,000	$193,101	$195,179
Average interest rates	2.28%	4.04%	3.50%	3.93%	4.38%	4.01%	3.17%
Savings and NOW accounts	$78,383	$65,107	$44,439	$30,095	$20,609	$46,498	$285,131	$285,131
Average interest rates	0.15%	0.15%	0.15%	0.14%	0.15%	0.13%	0.15%
Fixed interest rate time deposits	$268,005	$46,484	$53,054	$32,959	$16,273	$2,050	$418,825	$422,227
Average interest rates	2.26%	3.59%	3.47%	3.83%	3.09%	3.35%	2.72%
Variable interest rate time deposits	$1,252	$569	$—	$—	$—	$—	$1,821	$1,821
Average interest rates	1.56%	1.40%	—	—	—	—	1.51%

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
Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements of the Corporation accompanied by the report of our independent registered public accounting firm are set forth on pages 41 through 88 of this report:
The supplementary data regarding quarterly results of operations are set forth under the table headed “Summary of Selected Financial Data” under Item 6 on page 13 of this report.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2010 and 2009, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.
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
As discussed in Note 1 to the consolidated financial statements, effective January 1, 2008, the Corporation adopted ASC Topic 715, Compensation — Retirement Benefits.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.
/s/ Rehmann Robson, P.C.
Saginaw, Michigan
March 8, 2011

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2010	2009
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$16,978	$17,342
Interest bearing balances due from banks	1,131	7,140

Total cash and cash equivalents	18,109	24,482
Certificates of deposit held in other financial institutions	15,808	5,380
Trading securities	5,837	13,563
Available-for-sale investment securities (amortized cost of $329,435 in 2010 and $258,585 in 2009)	330,724	259,066
Mortgage loans available-for-sale	1,182	2,281
Loans
Agricultural	71,446	64,845
Commercial	348,852	340,274
Installment	30,977	32,359
Residential real estate mortgage	284,029	285,838

Total loans	735,304	723,316
Less allowance for loan losses	12,373	12,979

Net loans	722,931	710,337
Premises and equipment	24,627	23,917
Corporate owned life insurance	17,466	16,782
Accrued interest receivable	5,456	5,832
Equity securities without readily determinable fair values	17,564	17,921
Goodwill and other intangible assets	47,091	47,429
Other assets	19,015	16,954

TOTAL ASSETS	$1,225,810	$1,143,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$104,902	$96,875
NOW accounts	142,259	128,111
Certificates of deposit under $100 and other savings	425,981	389,644
Certificates of deposit over $100	204,197	188,022

Total deposits	877,339	802,652
Borrowed funds ($10,423 in 2010 and $17,804 in 2009 at fair value)	194,917	193,101
Accrued interest and other liabilities	8,393	7,388

Total liabilities	1,080,649	1,003,141

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding —7,550,074 (including 32,686 shares to be issued) in 2010 and 7,535,193 (including 30,626 shares to be issued) in 2009	133,592	133,443
Shares to be issued for deferred compensation obligations	4,682	4,507
Retained earnings	8,596	4,972
Accumulated other comprehensive loss	(1,709)	(2,119)

Total shareholders’ equity	145,161	140,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,225,810	$1,143,944

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)

			Shares to be
			issued for		Accumulated
	Common		deferred		Other
	Stock Shares	Common	compensation	Retained	Comprehensive
	Outstanding	Stock	obligations	Earnings	Loss	Totals
Balance, January 1, 2008	6,364,120	$112,547	$3,772	$7,027	$(266)	$123,080
Cumulative effect to apply ASC Topic 715, net of tax	—	—	—	(1,571)	—	(1,571)
Comprehensive loss	—	—	—	4,101	(5,303)	(1,202)
Common stock dividends (10%)	687,599	30,256	—	(30,256)	—	—
Regulatory capital transfer	—	(28,000)	—	28,000	—	—
Bank acquisition	514,809	22,652	—	—	—	22,652
Issuance of common stock	73,660	2,476	—	—	—	2,476
Common stock issued for deferred
compensation obligations	27,004	360	(360)	—	—	—
Share-based payment awards under equity compensation plan	—	—	603	—	—	603
Common stock purchased for deferred compensation obligations	—	(249)	—			(249)
Common stock repurchased pursuant to publicly announced repurchase plan	(148,336)	(6,440)	—	—	—	(6,440)
Cash dividends ($0.65 per share)	—	—	—	(4,873)	—	(4,873)

Balance, December 31, 2008	7,518,856	133,602	4,015	2,428	(5,569)	134,476
Comprehensive income	—	—	—	7,800	3,450	11,250
Issuance of common stock	126,059	2,664	—	—	—	2,664
Common stock issued for deferred compensation obligations	12,890	331	(185)	—	—	146
Share-based payment awards under equity compensation plan	—	—	677	—	—	677
Common stock purchased for deferred compensation obligations	—	(767)	—			(767)
Common stock repurchased pursuant to publicly announced repurchase plan	(122,612)	(2,387)		—	—	(2,387)
Cash dividends ($0.70 per share)	—	—	—	(5,256)	—	(5,256)

Balance, December 31, 2009	7,535,193	133,443	4,507	4,972	(2,119)	140,803
Comprehensive income	—	—	—	9,045	410	9,455
Issuance of common stock	124,953	2,683	—	—	—	2,683
Common stock issued for deferred compensation obligations	28,898	537	(475)	—	—	62
Share-based payment awards under equity compensation plan	—	—	650	—	—	650
Common stock purchased for deferred compensation obligations	—	(514)	—	—	—	(514)
Common stock repurchased pursuant to publicly announced repurchase plan	(138,970)	(2,557)		—	—	(2,557)
Cash dividends ($0.72 per share)	—	—	—	(5,421)	—	(5,421)

Balance, December 31, 2010	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share data)

	Year Ended December 31
	2010	2009	2008
Interest income
Loans , including fees	$46,794	$47,706	$49,674
Investment securities
Taxable	5,271	4,712	5,433
Nontaxable	4,367	4,623	4,642
Trading account securities	306	687	1,093
Federal funds sold and other	479	377	543

Total interest income	57,217	58,105	61,385
Interest expense
Deposits	11,530	13,588	19,873
Borrowings	5,674	6,251	5,733

Total interest expense	17,204	19,839	25,606

Net interest income	40,013	38,266	35,779
Provision for loan losses	4,857	6,093	9,500

Net interest income after provision for loan losses	35,156	32,173	26,279

Noninterest income
Service charges and fees	6,480	6,913	6,370
Gain on sale of mortgage loans	610	886	249
Net (loss) gain on trading securities	(94)	80	245
Net gain (loss) on borrowings measured at fair value	227	289	(641)
Gain on sale of available-for-sale investment securities	348	648	24
Other	1,729	1,340	1,555

Total noninterest income	9,300	10,156	7,802

Noninterest expenses
Compensation and benefits	18,552	18,258	16,992
Occupancy	2,351	2,170	2,035
Furniture and equipment	4,344	4,146	3,849
FDIC insurance premiums	1,254	1,730	313
Other	7,306	7,379	7,515

Total noninterest expenses	33,807	33,683	30,704

Income before federal income tax expense (benefit)	10,649	8,646	3,377
Federal income tax expense (benefit)	1,604	846	(724)

NET INCOME	$9,045	$7,800	$4,101

Earnings per share
Basic	$1.20	$1.04	$0.55

Diluted	$1.17	$1.01	$0.53

Cash dividends per basic share	$0.72	$0.70	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2010	2009	2008
Net income	$9,045	$7,800	$4,101

Unrealized holding gains (losses) on available-for-sale securities:
Unrealized gains (losses) arising during the year	1,156	3,415	(3,104)
Reclassification adjustment for net realized gains included in net income	(348)	(648)	(24)

Net unrealized gains (losses)	808	2,767	(3,128)
Tax effect	(351)	436	(643)

Unrealized gains (losses), net of tax	457	3,203	(3,771)

(Increase) reduction of unrecognized pension costs	(72)	374	(2,320)
Tax effect	25	(127)	788

Net unrealized (loss) gain on defined benefit pension plan	(47)	247	(1,532)

Other comprehensive income (loss), net of tax	410	3,450	(5,303)

Comprehensive income (loss)	$9,455	$11,250	$(1,202)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$9,045	$7,800	$4,101
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	4,857	6,093	9,500
Impairment of foreclosed assets	180	157	231
Depreciation	2,522	2,349	2,171
Amortization and impairment of originated mortgage servicing rights	543	683	346
Amortization of acquisition intangibles	338	375	415
Net amortization of available-for-sale investment securities	1,153	741	356
Realized gain on sale of available-for-sale investment securities	(348)	(648)	(24)
Net unrealized losses (gains) on trading securities	94	(80)	(245)
Net gain on sale of mortgage loans	(610)	(886)	(249)
Net unrealized (gains) losses on borrowings measured at fair value	(227)	(289)	641
Increase in cash value of corporate owned life insurance	(642)	(641)	(616)
Realized gain on redemption of corporate owned life insurance	(21)	—	—
Share-based payment awards under equity compensation plan	650	677	603
Deferred income tax expense (benefit)	179	(641)	(1,812)
Origination of loans held for sale	(72,106)	(153,388)	(33,353)
Proceeds from loan sales	73,815	152,891	34,918
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	7,632	8,292	8,513
Accrued interest receivable	376	490	226
Other assets	(1,914)	(6,331)	(3,565)
Accrued interest and other liabilities	1,005	581	(1,496)

Net cash provided by operating activities	26,521	18,225	20,661

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	(10,428)	(4,805)	882
Activity in available-for-sale securities
Maturities, calls, and sales	85,273	130,580	66,387
Purchases	(156,928)	(140,517)	(96,168)
Loan principal (originations) collections, net	(21,319)	4,437	(42,700)
Proceeds from sales of foreclosed assets	2,778	4,145	2,310
Purchases of premises and equipment	(3,232)	(3,035)	(2,990)
Bank acquisition, net of cash acquired	—	—	(9,465)
Cash contributed to title company joint venture formation	—	—	(4,542)
Purchases of corporate owned life insurance	(175)	—	(1,560)
Proceeds from the redemption of corporate owned life insurance	154	11	—

Net cash used in investing activities	(103,877)	(9,184)	(87,846)

CONSOLIDATED STATEMENTS OF CASHFLOWS (continued)
(UNAUDITED)
(Dollars in thousands)

	Year Ended December 31
	2010	2009	2008
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	74,687	27,022	(47,892)
Advances (repayments) of borrowed funds	2,043	(28,960)	123,016
Cash dividends paid on common stock	(5,421)	(5,256)	(4,873)
Proceeds from issuance of common stock	2,208	2,479	2,476
Common stock repurchased	(2,020)	(2,056)	(6,440)
Common stock purchased for deferred compensation obligations	(514)	(767)	(249)

Net cash provided by (used in) financing activities	70,983	(7,538)	66,038

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,373)	1,503	(1,147)
Cash and cash equivalents at beginning of year	24,482	22,979	24,126

CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,109	$24,482	$22,979

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$17,344	$20,030	$25,556
Federal income taxes paid	1,261	2,237	1,155

SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$3,868	$2,536	$3,398
Common stock issued for deferred compenstion obligations	475	185	360
Common stock repurchased from an associated grantor trust (Rabbi Trust)	(537)	(331)	(360)
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
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Its banking subsidiary, Isabella Bank, offers banking services through 25 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, consumer loans, student loans, and credit cards. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Corporation’s principal markets. The Corporation’s results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of certain available-for-sale investment securities, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of goodwill and other intangible assets, and determinations of assumptions in accounting for the defined benefit pension plan. In connection with the determination of the allowance for loan losses and the carrying value of foreclosed real estate, management obtains independent appraisals for significant properties.
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

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities available-for-sale, trading securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record other assets at fair value on a nonrecurring basis, such as mortgage loans available-for-sale, impaired loans, foreclosed assets, originated mortgage servicing rights, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.
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
For a further discussion of fair value considerations, refer to Notes 19 to the consolidated financial statements.
SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of the Corporation’s activities conducted are with customers located within the central Michigan area. A significant amount of its outstanding loans are secured by commercial and residential real estate. Other than these types of loans, there is no significant concentration to any other industry or any one customer.
CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and other deposit accounts. Generally, federal funds sold are for a one day period. The Corporation maintains deposit accounts in various financial institutions which generally exceed federally insured limits or are not insured. Management does not believe the Company is exposed to any significant interest, credit or other financial risk as a result of these deposits.
CERTIFICATES OF DEPOSIT HELD IN OTHER FINANCIAL INSTITUTIONS: Certificates of deposits held in other financial institutions consist of interest bearing certificates of deposit that mature within 3 years and are carried at cost.
TRADING SECURITIES: The Corporation engages in trading activities of its own accounts. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in noninterest income. Interest income is included in net interest income.
AVAILABLE-FOR-SALE INVESTMENT SECURITIES: All purchases of investment securities are generally classified as available-for-sale. However, classification of investment securities as either held to maturity or trading may be elected by management of the Corporation. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Auction rate money market preferred securities and preferred stocks are considered equity securities for federal income tax purposes, as such, no estimated federal income tax impact is expected or recorded. Auction rate money market preferred securities and preferred stock are recorded at fair value, with unrealized gains and losses, considered not other-than-temporary, excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of available-for-sale investment securities are determined using the specific identification method.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). In determining whether an other-than-temporary impairment exists for debt securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. If these conditions are not met, the Corporation must recognize an other-than-temporary impairment charge through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in noninterest income. For debt securities that do not meet the above criteria, and the Corporation does not expect to recover the security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, the Corporation separates the total impairment into the credit risk loss component and the amount of the loss related to market and other risk factors. In order to determine the amount of the credit loss for a debt security, the Corporation calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows management expects to recover. The amount of the total other-than-temporary impairment related to the credit risk is recognized in earnings and is included in noninterest income. The amount of the total other-than-temporary impairment related to other risk factors is recognized as a component of other comprehensive income. For debt securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.
Available-for-sale equity securities are reviewed for other-than-temporary impairment at each reporting date. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers. If it is determined that management does not have the ability and intent to hold the securities until recovery or that there are conditions that indicate that a security may not recover in value then the difference between the fair value and the cost of the security is recognized in earnings and is included in noninterest income. No such losses were recognized in 2010, 2009, or 2008.
LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the constant yield method.
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
For loans that are placed on non-accrual status or charged off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash-basis, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.
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
The allowance consists of specific, general and unallocated components. The specific component relates to loans that are deemed to be impaired. For such loans that are also analyzed for specific allowance allocations, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Loans may be classified as impaired if they meet one or more of the following criteria:
1.	There has been a chargeoff of its principal balance;

2.	The loan has been classified as a troubled debt restructuring; or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer loans for impairment allocations and related disclosures.
LOANS HELD FOR SALE: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value as determined by aggregating outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance of which the provision is accounted for in other noninterest expenses in the consolidated statements of income.
Mortgage loans held for sale are sold with the mortgage servicing rights retained by the Corporation. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.
TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including sold mortgage loans and mortgage loans held for sale, as described above, and participation loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been legally isolated from the Corporation, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets and 3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Other than servicing, as disclosed in Note 5, the Corporation has no substantive continuing involvement related to these loans. Servicing fee earned on such loans was $760, $724, and $627 for 2010, 2009, and 2008, respectively, and is included in other noninterest income.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.
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
FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are held for sale and are initially recorded at the lower of the Corporation’s carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of the Corporation’s carrying amount or fair value less costs to sell. Foreclosed assets of $2,067 and $1,157 are included in Other Assets on the accompanying consolidated balance sheets.
PREMISES AND EQUIPMENT: Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation which is computed principally by the straight-line method based upon the estimated useful lives of the related assets, which range from 3 to 40 years. Major improvements are capitalized and appropriately amortized based upon the useful lives of the related assets or the expected terms of the leases, if shorter, using the straight-line method. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Management annually reviews these assets to determine whether carrying values have been impaired.
FDIC INSURANCE PREMIUM: In 2009, the Corporation was required to prepay quarterly FDIC risk-based assessments for the fourth quarter of 2009 and each of the quarters in the years ending December 31, 2010, 2011 and 2012. The assessments for 2010 through 2012, which had a carrying balance of $3,586 and $4,737 as of December 31, 2010 and 2009, respectively, have been recorded as a prepaid asset in the accompanying consolidated balance sheets in Other Assets, and will be expensed on a ratable basis quarterly through December 31, 2012.
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES:
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of December 31:

	2010	2009
Federal Home Loan Bank Stock	$7,596	$7,960
Investment in Corporate Settlement Solutions	6,793	6,782
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	296	300

Total	$17,564	$17,921

STOCK COMPENSATION PLANS: At December 31, 2010, the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”) had 224,663 shares to be issued to participants, for which an associated grantor trust (Rabbi Trust) held 32,686 shares. The Corporation had 216,905 shares to be issued in 2009, with 30,626 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized in the consolidated financial statements and the cost is measured based on the fair value of the equity or liability instruments issued. The Corporation has no other share based compensation plans.
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
ASC Topic 715 was amended to require that the Corporation recognize a liability for any post retirement benefits provided by the Corporation, beginning January 1, 2008. As a result of the adoption of the new authoritative guidance, the Corporation recognized a liability of $1,571 as of January 1, 2008. As of December 31, 2010 and 2009, the present value of the post retirement benefits promised by the Corporation to the covered employees was estimated to be $2,573 and $2,505, respectively, and is included in Accrued Interest and Other Liabilities on the consolidated balance sheets. The periodic policy maintenance costs were $68 and $45 for 2010 and 2009, respectively.
ACQUISITION INTANGIBLES AND GOODWILL: The Corporation previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. The acquisitions included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Core deposit intangibles arising from acquisitions are included in Other Assets and are being amortized over their estimated lives. Goodwill, which is included in Other Assets, represents the excess of purchase price over identifiable assets, is not amortized but is evaluated for impairment at least annually, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below the carrying value.
OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.
FEDERAL INCOME TAXES: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liability is determined based on the tax effects of the temporary differences between the book and tax bases on the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuations allowances are established, where necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.
The Corporation analyzes its filing positions in the jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Corporation has also elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any charges for such, to the extent they arise, as a component of its noninterest expenses
MARKETING COSTS: Marketing costs are expensed as incurred (see Note 10).

COMPUTATION OF EARNINGS PER SHARE: Basic earnings per share represents income available to common stockholders divided by the weighted—average number of common shares issued during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Corporation’s Directors Plan (see Note 16).
Earnings per common share have been computed based on the following:

	2010	2009	2008
Average number of common shares outstanding for basic calculation	7,541,676	7,517,276	7,492,677
Average potential effect of shares in the Deferred Director fee plan (1)	187,744	181,319	184,473

Average number of common shares outstanding used to calculate diluted earnings per common share	7,729,420	7,698,595	7,677,150

Net income	$9,045	$7,800	$4,101

Earnings per share
Basic	$1.20	$1.04	$0.55

Diluted	$1.17	$1.01	$0.53

(1)	Exclusive of shares held in the Rabbi Trust
RECLASSIFICATIONS: Certain amounts reported in the 2009 and 2008 consolidated financial statements have been reclassified to conform with the 2010 presentation.
RECENT ACCOUNTING PRONOUNCEMENTS:
FASB ASC Topic 310, “Receivables.” In April 2010, ASC Topic 310 was amended by Accounting Standards Update (ASU) No. 2010-18, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset—(a consensus of the FASB Emerging Issues Task”), to clarify that individual loans accounted for within pools are not to be removed from the pool solely as a result of modifications to the loan (including troubled debt restructurings). The new guidance was effective for interim and annual periods ending on or after July 15, 2010 and did not have a significant impact on the Corporation’s consolidated financial statements.
In July 2010, ASC Topic 310 was amended by ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” to provide financial statement users greater transparency about the Corporation’s allowance for loan losses and the credit quality of its financing receivables. Existing disclosures are amended that required the Corporation to provide the following disclosure about its loan portfolio on a disaggregated basis: (1) a rollforward schedule of the allowance for loan losses from the beginning of the reporting period to the end of a reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method, (2) for each disaggregated ending balance in item (1), the related recorded investment in loans, (3) the nonaccrual status of loans by class of loans, and (4) impaired loans by class of loans.
The amendments in this update required the Corporation to provide the following additional disclosures about its loans: (1) credit quality indicators of financing receivables at the end of the reporting period by class of loans, (2) the aging of past due loans at the end of the reporting period by class of loans, (3) the nature and extent of troubled debt restructurings that occurred during the period by class of loans and their effect on the allowance for loan losses, (4) the nature and extent of financing receivables modified within the previous 12 months that defaulted during the period by class of financing receivables and their effect on the allowance for loan losses and (5) significant purchases and sales of loans during the period disaggregated by portfolio segment. The new disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010, with the exception of the new disclosures related to troubled debt restructurings which are not required to be reported until the second quarter of 2011. The new disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The new guidance has significantly expanded the Corporation’s consolidated financial statement disclosures. (See Note 4)

FASB ASC Topic 350, “Intangibles — Goodwill and Other.” In December 2010, ASC Topic 350 was amended by ASU No. 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force)”, to address questions related to the testing for goodwill impairments for entities with goodwill with zero or negative carrying amounts. The new guidance is effective for interim and annual periods beginning after December 15, 2010 and is not anticipated to have any impact on the Corporation’s consolidated financial statements.
FASB ASC Topic 715, “Compensation — Retirement Benefits.” In January 2010, ASC Topic 715 was amended by ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements”, to change the terminology for major categories of assets to classes of assets to correspond with the amendments to ASC Topic 820 (see below). The new guidance was effective for interim and annual periods ending on or after January 1, 2010 and had no impact on the Corporation’s consolidated financial statements.
FASB ASC Topic 805, “Business Combinations.” In December 2010, ASC Topic 805 was amended by ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force”, to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The new guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010 and is not anticipated to impact the Corporation’s consolidated financial statements.
FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other factors, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was effective January 1, 2010 and had no impact on the Corporation’s consolidated financial statements.
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
FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 was effective January 1, 2010 and had no significant impact on the Corporation’s consolidated financial statements.

NOTE 2 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at December 31:

	2010	2009
States and political subdivisions	$5,837	$9,962
Mortgage-backed	—	3,601

Total	$5,837	$13,563

Included in the net trading losses of $94 during 2010, were $74 of net trading losses on securities that relate to the Corporation’s trading portfolio as of December 31, 2010. Included in net trading gains of $80 during 2009, were $38 of net trading gains on securities that relate to the Corporation’s trading portfolio as of December 31, 2009.
NOTE 3 — AVAILABLE-FOR-SALE INVESTMENT SECURITIES
The amortized cost and fair value of available-for-sale investment securities, with gross unrealized gains and losses, are as follows as of December 31:

	2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$5,394	$10	$—	$5,404
States and political subdivisions	167,328	3,349	960	169,717
Auction rate money market preferred	3,200	—	335	2,865
Preferred stocks	7,800	—	864	6,936
Mortgage-backed	101,096	1,633	514	102,215
Collateralized mortgage obligations	44,617	103	1,133	43,587

Total	$329,435	$5,095	$3,806	$330,724

	2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$19,386	$127	$42	$19,471
States and political subdivisions	150,688	3,632	2,590	151,730
Auction rate money market preferred	3,200	—	227	2,973
Preferred stocks	7,800	—	746	7,054
Mortgage-backed	67,215	638	119	67,734
Collateralized mortgage obligations	10,296	—	192	10,104

Total	$258,585	$4,397	$3,916	$259,066

The Corporation had pledged available-for-sale and trading securities in the following amounts as of December 31:

	2010	2009
Pledged to secure borrowed funds	$86,788	$41,612
Pledged to secure repurchase agreements	86,381	74,605
Pledged for public deposits and for other purposes necessary or required by law	14,626	20,054

Total	$187,795	$136,271

While borrowed funds increased $1,816 since December 31, 2009, the Corporation increased the level of securities pledged to secure other borrowed funds and repurchase agreements by $51,524 in the same period. The additional pledging has enhanced the Corporation’s liquidity position as it allows for an increased availability of borrowed funds.
The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2010 are as follows:

	Maturing				Securities
		After One	After Five		With
	Due in	Year But	Years But		Variable
	One Year	Within	Within	After	Monthly
	or Less	Five Years	Ten Years	Ten Years	Payments	Total

Government sponsored enterprises	$—	$5,000	$394	$—	$—	$5,394
States and political subdivisions	14,061	33,702	85,757	33,808	—	167,328
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	7,800	7,800
Mortgage-backed	—	—	—	—	101,096	101,096
Collateralized mortgage obligations	—	—	—	—	44,617	44,617

Total amortized cost	$14,061	$38,702	$86,151	$33,808	$156,713	$329,435

Fair value	$14,132	$39,844	$87,660	$43,286	$145,802	$330,724

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Because of their variable monthly payments, auction rate money market preferreds, preferred stocks, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to the sale of available-for-sale debt securities is as follows during the years ended December 31:

	2010	2009	2008
Proceeds from sales of securities	$18,303	$32,204	$6,096

Gross realized gains	$351	$648	$24
Gross realized losses	(3)	—	—

Net realized gains	$348	$648	$24

Applicable income tax expense	$118	$220	$8

The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
States and political subdivisions	$960	$29,409	$—	$—	$960
Auction rate money market preferred	—	—	335	2,865	335
Preferred stock	—	—	864	2,936	864
Mortgage-backed	514	38,734	—	—	514
Collateralized mortgage obligations	1,133	33,880	—	—	1,133

Total	$2,607	$102,023	$1,199	$5,801	$3,806

Number of securities in an unrealized loss position:		82		4	86

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$42	$7,960	$—	$—	$42
States and political subdivisions	2,536	11,459	54	2,267	2,590
Auction rate money market preferred	—	—	227	2,973	227
Preferred stocks	—	—	746	3,054	746
Mortgage-backed	119	25,395	—	—	119
Collateralized mortgage obligations	192	10,104	—	—	192

Total	$2,889	$54,918	$1,027	$8,294	$3,916

Number of securities in an unrealized loss position:		39		8	47

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
Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of December 31, 2010 and December 31, 2009. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, and the current volume of trading activity. As of December 31, 2010, the Corporation held an auction rate money market preferred security and preferred stock which declined in fair value as a result of the securities interest rates, they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

As of December 31, 2010 and December 31, 2009, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:
•	Has the value of the investment declined more than what is deemed to be reasonable based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Is it more likely than not that the Corporation will not have to sell the security before recovery of its cost basis?

•	Has the duration of the investment been extended?
Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any securities are other-than-temporarily impaired as of December 31, 2010 or 2009.
NOTE 4 — LOANS AND ALLOWANCE FOR LOAN LOSSES
The Corporation grants commercial, agricultural, consumer and residential loans to customers situated primarily in Isabella, Gratiot, Mecosta, Midland, Western Saginaw, Montcalm and Southern Clare counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming and tourism, higher education, and general economic conditions of this region. Substantially all of the consumer and residential mortgage loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.
A summary of the major classifications of loans is as follows as of December 31:

	2010	2009
Mortgage loans on real estate
Residential 1-4 family	$207,749	$207,560
Commercial	239,810	224,176
Agricultural	44,246	38,236
Construction and land development	12,250	13,268
Second mortgages	26,712	34,255
Equity lines of credit	37,318	30,755

Total mortgage loans	568,085	548,250

Commercial and agricultural loans
Commercial	109,042	116,098
Agricultural production	27,200	26,609

Total commercial and agricultural loans	136,242	142,707

Consumer installment loans	30,977	32,359

Total loans	735,304	723,316
Less: allowance for loan losses	12,373	12,979

Net loans	$722,931	$710,337

A summary of changes in the allowance for loan losses by loan segments follows:
Allowance for Credit Losses and Recorded Investment in Financing Receivables
For the Year Ended December 31, 2010

			Residential
	Commercial	Agricultural	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2010	$5,531	$731	$3,590	$626	$2,501	$12,979
Loans charged off	(3,731)	—	(2,524)	(596)	—	(6,851)
Recoveries	452	1	638	297	—	1,388
Provision for loan losses	3,796	301	1,494	278	(1,012)	4,857

December 31, 2010	$6,048	$1,033	$3,198	$605	$1,489	$12,373

Allowance for loan losses as of December 31, 2010
Individually evaluated for impairment	$490	$558	$732	$—	$—	$1,780
Collectively evaluated for impairment	5,558	475	2,466	605	1,489	10,593

Total	$6,048	$1,033	$3,198	$605	$1,489	$12,373

Loans as of December 31, 2010
Individually evaluated for impairment	$4,890	$2,629	$4,866	$—		$12,385
Collectively evaluated for impairment	343,962	68,817	279,163	30,977		722,919

Total	$348,852	$71,446	$284,029	$30,977		$735,304

Following is a summary of changes in the allowance for loan losses for the years ended December 31:

	2009	2008
Balance at beginning of year	$11,982	$7,301
Allowance of acquired bank	—	822
Loans charged off	(6,642)	(6,325)
Recoveries	1,546	684
Provision charged to income	6,093	9,500

Balance at end of year	$12,979	$11,982

The primary factors behind the determination of the level of the allowance for loan losses (ALLL) are specific allocations for impaired loans, historical loss percentages, as well as current economic conditions. Specific allocations for impaired loans are primarily determined based on the difference between the net realizable value of the loan’s underlying collateral or the net present value of the projected payment stream and its recorded investment. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding three years.
Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. The largest concentration of commercial loans is commercial real estate. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. All commercial real estate loans require loan to value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.
First and second residential real estate mortgages are the single largest category of loans. The Corporation offers adjustable rate mortgages, fixed rate balloon mortgages, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Association. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Corporation’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.
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
Lending policies generally limit the maximum loan to value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. All mortgage loan requests are reviewed by a mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of the Bank’s Internal Loan Committee, Board of Directors, or its loan committee.
Consumer loans granted include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
Credit Quality Indicators
As of December 31, 2010
Commercial and Agricultural Credit Exposure
Credit Risk Profile by Internally Assigned Credit Rating

	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 — High quality	$10,995	$13,525	$24,520	$3,792	$1,134	$4,926
3 — High satisfactory	74,912	30,322	105,234	11,247	3,235	14,482
4 — Low satisfactory	119,912	57,403	177,315	22,384	14,862	37,246
5 — Special mention	19,560	6,507	26,067	4,169	3,356	7,525
6 — Substandard	10,234	1,104	11,338	2,654	4,613	7,267
7 — Vulnerable	3,339	54	3,393	—	—	—
8 — Doubtful	858	127	985	—	—	—

Total	$239,810	$109,042	$348,852	$44,246	$27,200	$71,446

Internally assigned risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned risk ratings for commercial and agricultural loans are as follows:
1. EXCELLENT — Substantially Risk Free
Loans to borrowers with a strong financial condition and solid earnings history, characterized by:
•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Secured by cash.
2. HIGH QUALITY — Limited Risk
Loans to borrowers with a sound financial condition and positive trend in earnings supplemented by:
•	Favorable liquidity and leverage ratios.

•	Ability to meet all obligations when due.

•	Management with successful track record.

•	Steady and satisfactory earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Access to alternative financing.

•	Well defined primary and secondary source of repayment.

•	If supported by guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.
3. HIGH SATISFACTORY — Reasonable Risk
Loans to borrowers with a satisfactory financial condition and further characterized by:
•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.
4. LOW SATISFACTORY — Acceptable Risk
Loans to borrowers which are considered Bankable risks, although some signs of weaknesses are shown:
•	Would include most start-up businesses.

•	Occasional instances of trade slowness or repayment delinquency — may have been 10-30 days slow within the past year.

•	Management abilities apparent yet unproven.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	Loan structure generally in accordance with policy.

•	If secured, loan collateral coverage is marginal.

•	Adequate cash flow to service debt, but coverage is low.

To be classified as less than satisfactory, only one of the following criteria must be met.
5. SPECIAL MENTION- Criticized
These borrowers constitute an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan:
•	Downward trend in sales, profit levels and margins.

•	Impaired working capital position.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Shrinking equity cushion.

•	Diminishing primary source of repayment and questionable secondary source.

•	Management abilities are questionable.

•	Weak industry conditions.

•	Litigation pending against the borrower.

•	Loan may need to be restructured to improve collateral position or reduce payments.

•	Collateral / guaranty offers limited protection.

•	Negative debt service coverage however well collateralized and payments current.
6. SUBSTANDARD — Classified
A substandard loan is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged. There is a distinct possibility that the Corporation will implement collection procedures if the loan deficiencies are not corrected. In addition, the following characteristics may apply:
•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems or internal fraud.

•	Original repayment terms liberalized.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Litigation filed against borrower.

•	Collateral provides little or no value.

•	Requires excessive attention of the loan officer.

•	Borrower is uncooperative with loan officer.
7. VULNERABLE — Classified
This classification includes substandard loans that warrant placing on nonaccrual. Risk of loss is being evaluated and exit strategy options are under review. Other characteristics that may apply:
•	Insufficient cash flow to service debt.

•	Minimal or no payments being received.

•	Limited options available to avoid the collection process.

•	Transition status, expect action will take place to collect loan without immediate progress being made.

8. DOUBTFUL — Workout
A doubtful loan has all the weaknesses inherent in a substandard loan with the added characteristic that collection and/or liquidation is pending. The possibility of a loss is extremely high, but its classification as a loss is deferred until liquidation procedures are completed, or reasonably estimable. Other characteristics that may apply:
•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Original repayment terms materially altered.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed

•	Portion of the loan balance has been charged-off.
9. LOSS — Charge off
Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification is for charged off loans but does not mean that the asset has absolutely no recovery or salvage value. These loans are further characterized by:
•	Liquidation or reorganization under Bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

•	Over 120 days delinquent.

The Corporation’s primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging.
Age Analysis of Past Due Loans
As of December 31, 2010

	Accruing Interest			Total
	and Past Due:			Past Due
	30-89	90 Days		and
	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$4,814	$125	$4,001	$8,940	$230,870	$239,810
Commercial other	381	—	139	520	108,522	109,042

Total commercial	5,195	125	4,140	9,460	339,392	348,852

Agricultural
Agricultural real estate	92	—	—	92	44,154	44,246
Agricultural other	4	50	—	54	27,146	27,200

Total agricultural	96	50	—	146	71,300	71,446

Residential mortgage
Senior liens	5,265	310	1,421	6,996	213,003	219,999
Junior liens	476	—	49	525	26,187	26,712
Home equity lines of credit	598	—	—	598	36,720	37,318

Total residential mortgage	6,339	310	1,470	8,119	275,910	284,029

Consumer
Secured	298	—	—	298	24,781	25,079
Unsecured	10	1	—	11	5,887	5,898

Total consumer	308	1	—	309	30,668	30,977

Total	$11,938	$486	$5,610	$18,034	$717,270	$735,304

December 31, 2009	$10,305	$768	$8,522	$19,595	$703,721	$723,316

December 31, 2008	$14,906	$1,251	$11,175	$27,332	$708,053	$735,385

The following is a summary of information pertaining to impaired loans as of, and for the year, ended December 31, 2010:

	December 31, 2010			2010 Year to Date
		Unpaid		Average	Interest
	Outstanding	Principal	Valuation	Outstanding	Income
	Balance	Balance	Allowance	Balance	Recognized
Impaired loans with a valuation allowance
Commercial real estate	$3,010	$4,110	$472	$2,482	$90
Commercial other	18	18	18	259	1
Agricultural other	2,196	2,196	558	1,098	143
Residential mortgage senior liens	4,292	5,236	698	5,045	187
Residential mortgage junior liens	172	250	34	205	7
Consumer	—	—	—	12	—

Total impaired loans with a valuation allowance	$9,688	$11,810	$1,780	$9,101	$428

Impaired loans without a valuation allowance
Commercial real estate	$1,742	$2,669		$2,738	$147
Commercial other	169	269		145	20
Agricultural real estate	—	—		106	—
Residential mortgage senior liens	401	501		201	26
Home equity lines of credit	—	—		8	—
Consumer secured	48	85		55	5

Total impaired loans without a valuation allowance	$2,360	$3,524		$3,253	$198

Impaired loans
Commercial	$4,939	$7,066	$490	$5,624	$258
Agricultural	2,196	2,196	558	1,204	143
Residential mortgage	4,865	5,987	732	5,459	220
Consumer	48	85	—	67	5

Total impaired loans	$12,048	$15,334	$1,780	$12,354	$626

The following is a summary of information pertaining to impaired loans as of, and for the years ended, December 31:

	2009	2008
Impaired loans with a valuation allowance	$3,757	$7,378
Impaired loans without a valuation allowance	8,897	6,465

Total impaired loans	$12,654	$13,843

Valuation allowance related to impaired loans	$612	$1,413
Year to date average outstanding balance of impaired loans	$13,249	$9,342
Year to date interest income recognized on impaired loans	$340	$171

The following is a summary of restructured loans as of December 31:

	2010	2009	2008
Total restructured loans	5,763	$4,977	$4,550
No additional funds are committed to be advanced in connection with impaired loans, which includes restructured loans.
Interest income is recognized on impaired loans in nonaccrual status on the cash basis, but only after all principal has been collected. For impaired loans not in nonaccrual status, interest income is recognized daily as it’s earned according to the terms of the loan agreement.
NOTE 5 — SERVICING
Residential mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgages serviced for others was $309,882 and $307,656 at December 31, 2010 and 2009, respectively. The fair value of servicing rights was determined using discount rates ranging from 7.50% to 9.00%, prepayment speeds ranging from 6.00% to 48.72%, depending upon the stratification of the specific right and a weighted average default rate of 0.4%. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and taxing authorities, and foreclosure processing.
The following table summarizes the carrying value and changes therein of mortgage servicing rights included in Other Assets as of December 31:

	2010	2009	2008
Balance at beginning of year	$2,620	$2,105	$2,198
Mortgage servicing rights capitalized	4,445	4,370	3,079
Accumulated amortization	(4,250)	(3,706)	(3,016)
Impairment valuation allowance	(148)	(149)	(156)

Balance at end of year	$2,667	$2,620	$2,105

Impairment losses (reversed) recognized	$(1)	$(7)	$115

The Corporation recorded servicing fee revenue of $760, $724, and $627 related to residential mortgage loans serviced for others during the years ended December 31, 2010, 2009, and 2008, respectively.
NOTE 6 — PREMISES AND EQUIPMENT
A summary of premises and equipment at December 31 follows:

	2010	2009
Land	$4,694	$4,614
Buildings and improvements	21,502	20,478
Furniture and equipment	25,822	24,284

Total	52,018	49,376
Less: accumulated depreciation	27,391	25,459

Premises and equipment, net	$24,627	$23,917

Depreciation expense amounted to $2,522, $2,349 and $2,171 in 2010, 2009, and 2008, respectively.

NOTE 7 — GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill was $45,618 at December 31, 2010 and 2009.
Identifiable intangible assets at year end were as follows:

	2010
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core deposit premium resulting from acquisitions	5,373	3,900	1,473

Total	$5,373	$3,900	$1,473

	2009
	Gross		Net
	Intangible	Accumulated	Intangible
	Assets	Amortization	Assets
Core deposit premium resulting from acquisitions	5,373	3,562	1,811

Total	$5,373	$3,562	$1,811

Amortization expense associated with identifiable intangible assets was $338, $375, and $415 in 2010, 2009, and 2008, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2010, and thereafter is as follows:

Year	Amount
2011	$299
2012	260
2013	221
2014	183
2015	145
Thereafter	365
$1,473

NOTE 8 — DEPOSITS
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Year	Amount
2011	$216,927
2012	113,999
2013	44,269
2014	31,414
2015	39,474
Thereafter	6,278

$452,361

Interest expense on time deposits greater than $100 was $4,427 in 2010, $5,246 in 2009, and $6,525 in 2008.
NOTE 9 — BORROWED FUNDS
Borrowed funds consist of the following obligations at December 31:

	2010		2009
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$113,423	3.64%	$127,804	4.11%
Securities sold under agreements to repurchase without stated maturity dates	45,871	0.25%	37,797	0.30%
Securities sold under agreements to repurchase with stated maturity dates	19,623	3.01%	20,000	3.72%
Federal funds purchased	16,000	0.60%	—	—
Federal Reserve Bank discount window advance	—	—	7,500	0.75%

Total	$194,917	2.53%	$193,101	3.19%

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Corporation.
The Corporation had the ability to borrow up to an additional $122,960, based on the assets currently pledged as collateral. The Corporation has pledged eligible mortgage loans and investment securities as collateral for any such borrowings.

The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2010		2009
	Amount	Rate	Amount	Rate
Fixed rate advances due 2010	$—	—	$28,320	4.52%
One year putable advances due 2010	—	—	6,000	5.31%
Fixed rate advances due 2011	10,086	3.96%	10,206	3.96%
One year putable advances due 2011	1,000	4.75%	1,000	4.75%
Fixed rate advances due 2012	17,000	2.97%	17,000	2.97%
One year putable advances due 2012	15,000	4.10%	15,000	4.10%
Fixed rate advances due 2013	5,337	4.14%	5,278	4.14%
One year putable advances due 2013	5,000	3.15%	5,000	3.15%
Fixed rate advances due 2014	25,000	3.16%	15,000	3.63%
Fixed rate advances due 2015	25,000	4.63%	25,000	4.63%
Fixed rate advances due 2017	10,000	2.35%	—	—

Total	$113,423	3.64%	$127,804	4.11%

The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2010		2009
	Amount	Rate	Amount	Rate
Repurchase agreements due 2010	$—	—	$5,000	4.00%
Repurchase agreements due 2011	858	1.51%	—	—
Repurchase agreements due 2012	1,013	2.21%	—	—
Repurchase agreements due 2013	5,127	4.45%	5,000	4.51%
Repurchase agreements due 2014	12,087	3.00%	10,000	3.19%
Repurchase agreements due 2015	538	3.25%	—	—

Total	$19,623	3.01%	$20,000	3.72%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $86,381 and $74,605 at December 31, 2010 and 2009, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and Federal Reserve Bank discount window advances generally mature within one to four days from the transaction date. The following table provides a summary of short term borrowings for the years ended December 31:

	2010			2009
	Maximum	YTD	Weighted Average	Maximum	YTD	Weighted Average
	Month-End	Average	Interest Rate	Month-End	Average	Interest Rate
	Balance	Balance	During the Year	Balance	Balance	During the Year
Securities sold under agreements to repurchase witout stated maturity dates	$56,410	$44,974	0.29%	$51,269	$38,590	0.32%
Federal funds purchased	16,000	333	0.60%	13,200	1,635	0.50%
Federal Reserve Bank discount window advance	7,500	103	0.75	7,500	41	0.75

NOTE 10 — OTHER NONINTEREST EXPENSES
A summary of expenses included in Other Noninterest Expenses are as follows for the year ended December 31:

	2010	2009	2008
Marketing and community relations	$1,093	$894	$921
Foreclosed asset and collection	710	546	565
Directors fees	887	923	867
Audit and SOX compliance fees	916	831	698
Education and travel	499	395	491
Printing and supplies	420	529	508
Postage and freight	382	415	419
Legal fees	338	375	415
Amortization of deposit premium	395	472	523
Consulting fees	167	201	298
All other	1,499	1,798	1,810

Total other	$7,306	$7,379	$7,515

NOTE 11 — FEDERAL INCOME TAXES
Components of the consolidated provision (benefit) for income taxes are as follows for the year ended December 31:

	2010	2009	2008
Currently payable	$1,425	$1,487	$1,088
Deferred expense (benefit)	179	(641)	(1,812)

Income tax expense (benefit)	$1,604	$846	$(724)

The reconciliation of the provision (benefit) for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the years ended December 31:

	2010	2009	2008
Income taxes at 34% statutory rate	$3,621	$2,940	$1,148
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(1,565)	(1,680)	(1,713)
Earnings on corporate owned life insurance	(225)	(218)	(106)
Other	(395)	(383)	(269)

Total effect of nontaxable income	(2,185)	(2,281)	(2,088)
Effect of nondeductible expenses	168	187	216

Income tax expense (benefit)	$1,604	$846	$(724)

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

	2010	2009
Deferred tax assets
Allowance for loan losses	$3,270	$3,482
Deferred directors’ fees	2,364	2,251
Employee benefit plans	122	132
Core deposit premium and acquisition expenses	694	310
Net unrealized losses on trading securities	400	23
Net unrecognized actuarial loss on pension plan	1,109	1,084
Life insurance death benefit payable	804	804
Alternative minimum tax	686	619
Other	219	504

Total deferred tax assets	9,668	9,209

Deferred tax liabilities
Prepaid pension cost	851	900
Premises and equipment	902	665
Accretion on securities	36	54
Core deposit premium and acquisition expenses	1,000	642
Net unrealized gains on available-for-sale securities	847	494
Other	518	435

Total deferred tax liabilities	4,154	3,190

Net deferred tax assets	$5,514	$6,019

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by taxing authorities for years before 2007. There are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation does not have any amounts accrued for interest and penalties at December 31, 2010 and is not aware of any claims for such amounts by federal income tax authorities.
Included in other comprehensive income for the years ended December 31, 2010 and 2009 are the changes in unrealized losses of $226 and unrealized gains of $4,048, respectively, related to auction rate money market securities and preferred stock. For federal income tax purposes, these securities are considered equity investments for which no federal deferred income taxes are expected or recorded.

NOTE 12 — OFF-BALANCE-SHEET ACTIVITIES
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

	Contract Amount
	2010	2009
Unfunded commitments under lines of credit	$110,201	$111,711
Commercial and standby letters of credit	4,881	6,509
Commitments to grant loans	13,382	9,645
Unfunded commitments under commercial lines of credit, revolving credit home equity lines of credit and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. The commitments for equity lines of credit may expire without being drawn upon. These lines of credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Corporation is committed. A majority of such commitments are at fixed rates of interest; a portion is unsecured.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer.
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

NOTE 13 — ON-BALANCE SHEET ACTIVITIES
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
Outstanding derivative loan commitments expose the Corporation to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of undesignated interest rate lock commitments was $547 and $760 at December 31, 2010 and 2009, respectively.
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
The Corporation expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,729 and $3,041 at December 31, 2010 and 2009, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in the accompanying consolidated financial statements.
NOTE 14 — COMMITMENTS AND OTHER MATTERS
Banking regulations require the Bank to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2010 and 2009, the reserve balances amounted to $470 and $687, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2010, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2011, the amount available for dividends without regulatory approval was approximately $8,435.

NOTE 15 — MINIMUM REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2010 and 2009, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2010, the most recent notifications from The Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Bank’s categories. The Corporation’s and the Bank’s actual capital amounts (in thousands) and ratios are also presented in the table.

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk weighted assets
Isabella Bank	$98,566	12.8%	$61,642	8.0%	$77,053	10.0%
Consolidated	106,826	13.7	62,423	8.0	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	88,901	11.5	30,821	4.0	46,232	6.0
Consolidated	97,040	12.4	31,212	4.0	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	88,901	7.6	46,653	4.0	58,316	5.0
Consolidated	97,040	8.2	47,116	4.0	N/A	N/A

					Minimum
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total capital to risk weighted assets
Isabella Bank	$93,079	12.9%	$57,713	8.0%	$72,141	10.0%
Consolidated	102,285	14.1	58,213	8.0	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	84,012	11.6	28,856	4.0	43,285	6.0
Consolidated	93,141	12.8	29,106	4.0	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	84,012	7.8	42,813	4.0	53,516	5.0
Consolidated	93,141	8.6	43,326	4.0	N/A	N/A
NOTE 16 — BENEFIT PLANS
401(k) Plan
The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 50% of their compensation subject to certain limits based on federal tax laws. The Corporation makes a 3.0% safe harbor contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor contributions and are 0% vested through their first two years of employment and are 100% vested after 6 years of service for matching contributions. For the year ended December 31, 2010, 2009 and 2008, expenses attributable to the Plan were $625, $617, and $543 respectively.

Defined Benefit Pension Plan
The Corporation has a non-contributory defined benefit pension plan which was curtailed in 2007. Due to the curtailment, future salary increases will not be considered and the benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service rendered through March 1, 2007.
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on the Corporation’s consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2010	2009
Change in benefit obligation
Benefit obligation, January 1	$8,897	$8,436
Interest cost	531	504
Actuarial loss	679	392
Benefits paid, including plan expenses	(447)	(435)

Benefit obligation, December 31	9,660	8,897

Change in plan assets
Fair value of plan assets, January 1	8,355	7,669
Investment return	945	1,121
Contributions	47	—
Benefits paid, including plan expenses	(447)	(435)

Fair value of plan assets, December 31	8,900	8,355

Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest and other liabilities	$(760)	$(542)

	2010	2009
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(542)	$(767)
Contributions	47	—
Net periodic cost for the year	(193)	(149)
Net change in unrecognized actuarial loss and prior service cost	(72)	374

Accrued pension benefit cost at December 31	$(760)	$(542)

Amounts recognized as a component of other comprehensive loss consist of the following amounts during the years ended December 31 :

	2010	2009	2008
Change in unrecognized pension cost	$(72)	$374	$(2,320)
Tax effect	25	(127)	788

Net	$(47)	$247	$(1,532)

The accumulated benefit obligation was $9,660 and $8,897 at December 31, 2010 and 2009, respectively.

The Company has recorded the funded status of the Plan in its consolidated balance sheets. The Company adjusts the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income (loss). The components of net periodic benefit cost are as follows for the years ended December 31:

	2010	2009	2008
Net periodic benefit cost (income)
Interest cost on projected benefit obligation	$531	$504	$503
Expected return on plan assets	(491)	(524)	(659)
Amortization of unrecognized actuarial net loss	153	169	4

Net periodic benefit cost (income)	$193	$149	$(152)

Accumulated other comprehensive loss at December 31, 2010 includes net unrecognized actuarial losses before income taxes of $3,262, of which $138 is expected to be amortized into benefit cost during 2011.
The actuarial assumptions used in determining the projected benefit obligation and the actual weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

	2010	2009	2008
Discount rate	6.10%	5.87%	6.10%
Expected long-term rate of return	6.00%	6.00%	7.00%
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
Plan Assets
The Corporation’s overall investment strategy is to moderately grow the portfolio by investing 50% of the portfolio in equity securities and 50% in fixed income securities. This strategy is designed to generate a long term rate of return of 8.7%. Equity securities primarily consist of the S&P 500 Index with a smaller allocation to the Small Cap and International Index. Fixed income securities are invested in the Bond Market Index. The Plan has appropriate assets invested in short term investments to meet near-term benefit payments.
The asset mix and the sector weighting of the investments are determined by the pension committee, which is comprised of members of management of the Corporation. Consultations are held with a third party investment advisor retained by the Corporation to manage the Plan. The Corporation reviews the performance of the advisor no less than annually.

The fair values of the Corporation’s pension plan assets by asset category were as follows as of December 31:

	2010		2009
Description	Total	(Level 2)	Total	(Level 2)
Asset Category
Short-term investments	$108	$108	$70	$70
Common collective trusts
Fixed income	4,470	4,470	4,826	4,826
Equity investments	4,322	4,322	3,459	3,459

	$8,900	$8,900	$8,355	$8,355

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2010 and 2009:
•	Short-term investments: Shares of a money market portfolio, which is valued using amortized cost, which approximates fair value.

•	Common collective trusts: These investments are public investment securities valued using the net asset value (“NAV”) provided by a third party investment advisor. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.
The Corporation does not anticipate making any contributions to the plan in 2011.
Estimated future benefit payments are as follows for the next ten years:

Year	Amount
2011	$393
2012	406
2013	404
2014	497
2015	542
Years 2016 - 2020	3,038
The components of projected net periodic benefit cost are as follows for the year ended December 31:

2011
Interest cost on projected benefit obligation	507
Expected return on plan assets	(522)
Amortization of unrecognized actuarial net loss	153

Net periodic benefit cost	$138

Equity Compensation Plan
Pursuant to the terms of the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”), directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees into the Directors Plan. The fees are converted on a quarterly basis into the Corporation’s common stock based on the fair market value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. The Corporation may also purchase shares of common stock on the open market to meet its obligations under the Directors Plan.
In 2008, the Corporation established a Rabbi Trust effective as of July 1, 2008, to fund the Directors Plan. A Rabbi Trust is an irrevocable grantor trust to which the Corporation may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although the Corporation may not reach the assets of the Rabbi Trust (“Trust”) for any purpose other than meeting its obligations under the Directors Plan, the assets of the Trust remain subject to the claims of the Corporation’s creditors and are included in the consolidated financial statements. The Corporation may contribute cash or common stock to the Trust from time to time for the sole purpose of funding the Directors Plan. The Trust will use any cash that the Corporation contributed to purchase shares of the Corporation’s common stock on the open market through the Corporation’s brokerage services department.
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2010		2009
	Eligible	Market	Eligible	Market
	Shares	Value	Shares	Value
Unissued	191,977	$3,321	186,279	$3,530
Shares held in Rabbi Trust	32,686	565	30,626	580

Total	224,663	$3,886	216,905	$4,110

Other Employee Benefit Plans
The Corporation maintains a nonqualified supplementary employee retirement plan (“SERP”) for qualified officers to provide supplemental retirement benefits to each participant. Expenses related to this program for 2010, 2009, and 2008 were $218, $219, and $206, respectively, and are being recognized over the participants’ expected years of service. As a result of curtailing the Corporation’s defined benefit plan, the Corporation established an additional SERP to maintain the benefit levels for all employees that were at least forty years old and had at least 15 years of service. The cost to provide this benefit was $145, $124 and $128 for 2010, 2009 and 2008, respectively.
The Corporation maintains a non leveraged employee stock ownership plan (ESOP) and a profit sharing plan which cover substantially all of its employees. Effective December 31, 2006, the ESOP was frozen to new participants. Contributions to the plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. During 2009, the Board of Directors approved a contribution of $50 to the plan. Expenses related to the plans for 2010, 2009, and 2008 were $0, $50, and $0, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2010, 2009, and 2008 were 246,419, 271,421, and 271,520, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years.
The Corporation maintains a self funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered family. Medical claims are subject to a lifetime maximum of $5,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation’s experience. Expenses were $2,101 in 2010, $2,155 in 2009 and $2,110 in 2008.
The Corporation maintains the Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan (the “Dividend Reinvestment Plan”). The dividend reinvestment feature of the Dividend Reinvestment Plan allows shareholders to purchase previously unissued Isabella Bank Corporation common shares using dividends paid on shares held in the plan. The employee stock purchase feature of the Dividend Reinvestment Plan allows employees and directors to purchase Isabella Bank Corporation common stock through payroll deduction. The shareholder stock purchase feature of the Dividend Reinvestment Plan enables existing shareholders to purchase additional shares of the Corporation’s stock directly from the Corporation. The number of shares reserved for issuance under this plan are 885,000, with 313,078 shares unissued at December 31, 2010. During 2010, 2009 and 2008, 124,904 shares were issued for $2,203, 126,874 shares were issued for $2,396 and 78,994 shares were issued for $2,879, respectively, in cash pursuant to these plans.
NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE LOSS
Comprehensive loss includes net income as well as unrealized gains and losses, net of tax, on available-for-sale investment securities owned and changes in the funded status of the Corporation’s defined benefit pension plan, which are excluded from net income. Unrealized investment securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of comprehensive income for each of the years ended December 31, 2010, 2009, and 2008.
The following is a summary of the components comprising the balance of accumulated other comprehensive loss reported on the consolidated balance sheets as of December 31 (presented net of tax):

	2010	2009
Unrealized gains (losses) on available-for-sale investment securities	$444	$(13)
Unrecognized pension costs	(2,153)	(2,106)

Accumulated other comprehensive loss	$(1,709)	$(2,119)

NOTE 18 — RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Corporation grants loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity during the years ended December 31 consisted of the following:

	2010	2009
Balance, beginning of year	$4,142	$4,011
New loans	3,038	5,033
Repayments	(2,833)	(4,902)

Balance, ending of year	$4,347	$4,142

Total deposits of these principal officers and directors and their affiliates amounted to $11,556 and $7,090 at December 31, 2010 and 2009, respectively. In addition, Isabella Bank Corporation’s Employee Stock Ownership Plan held deposits with the Bank aggregating $254 and $219, respectively, at December 31, 2010 and 2009.

NOTE 19 — FAIR VALUE
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows as of December 31:

	2010		2009
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$18,109	$18,109	$24,482	$24,482
Certicates of deposit held in other financial institutions	15,908	15,808	5,380	5,380
Mortgage loans available-for-sale	1,182	1,182	2,294	2,281
Net loans	734,634	722,931	719,604	710,337
Accrued interest receivable	5,456	5,456	5,832	5,832
Equity securities without readily determinable fair values	17,564	17,564	17,921	17,921
Originated mortgage servicing rights	2,673	2,667	2,620	2,620

LIABILITIES
Deposits with no stated maturities	424,978	424,978	382,006	382,006
Deposits with stated maturities	454,332	452,361	424,048	420,646
Borrowed funds	190,180	184,494	177,375	175,297
Accrued interest payable	1,003	1,003	1,143	1,143

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2010			2009
Description	Total	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$5,837	$5,837	$—	$9,962	$9,962	$—
Mortgage-backed	—	—	—	3,601	3,601	—

Total trading securities	5,837	5,837	—	13,563	13,563	—

Available-for-sale investment securities
Government-sponsored enterprises	5,404	5,404	—	19,471	19,471	—
States and political subdivisions	169,717	169,717	—	151,730	151,730	—
Auction rate money market preferred	2,865	—	2,865	2,973	—	2,973
Preferred stock	6,936	—	6,936	7,054	—	7,054
Mortgage-backed	102,215	102,215	—	67,734	67,734	—
Collateralized mortgage obligations	43,587	43,587	—	10,104	10,104	—

Total available-for-sale investment securities	330,724	320,923	9,801	259,066	249,039	10,027
Borrowed funds	10,423	10,423	—	17,804	17,804	—
Nonrecurring items
Mortgage loans available-for-sale	1,182	1,182	—	2,281	2,281	—
Impaired loans	12,048	—	12,048	12,654	—	12,654
Originated mortgage servicing rights	2,667	2,667	—	2,620	2,620	—
Foreclosed assets	2,067	2,067	—	1,157	1,157	—

	$364,948	$343,099	$21,849	$309,145	$286,464	$22,681

Percent of assets and liabilities measured at fair value		94.01%	5.99%		92.66%	7.34%

As of December 31, 2010 and 2009, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.
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
Certificates of deposit held in other financial institutions: Interest bearing balances held in unaffiliated financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics.
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

Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks. Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of December 31, 2010 and 2009. These analyses considered creditworthiness of the counterparty, the investment grade, the timing of expected future cash flows, and the current volume of trading activity. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 30 year nonamortizing balloon using weighted average discount rates between 3.88% and 6.87% as of December 31, 2010.
Mortgage loans available-for-sale: Mortgage loans available-for-sale are carried at the lower of cost or market value. The fair value of mortgage loans available-for-sale are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.
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
Impaired loans where an allowance is established based on the net realizable value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Corporation records the loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value collateral is further impaired below the appraised value, the Corporation records the impaired loans as nonrecurring Level 3.
Accrued interest: The carrying amounts of accrued interest approximate fair value.
Goodwill and other intangible assets: Acquisition intangibles and goodwill are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2010 and 2009, there were no impairments recorded on goodwill and other acquisition intangibles.
Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. During 2010 and 2009, there were no impairments recorded on equity securities without readily determinable fair values.
Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral and as such, the Corporation classifies foreclosed assets as a nonrecurring Level 2. When management determines that the net realizable value of the collateral is further impaired below the appraised value but there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.
Originated mortgage servicing rights: Originated mortgage servicing rights are subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, originated mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, the Corporation classifies loan servicing rights subject to nonrecurring fair value adjustments as Level 2.
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
The table below represents the activity in available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the years ended December 31:

	2010	2009
Level 3 inputs — January 1	$10,027	$5,979
Net unrealized (losses) gains on available-for-sale investment securities	(226)	4,048

Level 3 inputs — December 31	$9,801	$10,027

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in 2010 and 2009, are summarized as follows:

	Year Ended December 31
	2010			2009
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring items
Trading securities	$(94)	$—	$(94)	$80	$—	$80
Borrowed funds	—	227	227	—	289	289
Nonrecurring items
Foreclosed assets	—	(180)	(180)	—	(157)	(157)
Originated mortgage servicing rights	—	1	1	—	7	7

Total	$(94)	$48	$(46)	$80	$139	$219

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the years ended December 31:

	2010	2009
Borrowings carried at fair value — January 1	$17,804	$23,130
Paydowns and maturities	(7,154)	(5,037)
Net change in fair value	(227)	(289)

Borrowings carried at fair value — December 31	$10,423	$17,804

Unpaid principal balance — December 31	$10,000	$17,154

NOTE 20 — PARENT COMPANY ONLY FINANCIAL INFORMATION
Condensed Balance Sheets

	December 31
	2010	2009
ASSETS
Cash on deposit at subsidiary Bank	$301	$172
Securities available for sale	1,929	2,073
Investments in subsidiaries	94,668	89,405
Premises and equipment	1,952	2,346
Other assets	53,481	53,644

TOTAL ASSETS	$152,331	$147,640

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$7,170	$6,837
Shareholders’ equity	145,161	140,803

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$152,331	$147,640

Condensed Statements of Income

	Year Ended December 31
	2010	2009	2008
Income
Dividends from subsidiaries	$6,250	$6,100	$5,800
Interest income	72	77	88
Management fee and other	1,340	993	1,011

Total income	7,662	7,170	6,899
Expenses
Salaries and benefits	2,286	2,112	1,819
Occupancy and equipment	356	430	435
Audit and SOX compliance fees	476	291	376
Other	932	1,074	1,359

Total expenses	4,050	3,907	3,989

Income before income tax benefit and equity in undistributed earnings of subsidiaries	3,612	3,263	2,910
Federal income tax benefit	896	976	905

	4,508	4,239	3,815
Undistributed earnings of subsidiaries	4,537	3,561	286

Net income	$9,045	$7,800	$4,101

Condensed Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
OPERATING ACTIVITIES
Net income	$9,045	$7,800	$4,101
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,537)	(3,561)	(286)
Share based payment awards	650	677	603
Depreciation	147	163	294
Net amortization of investment securities	5	6	5
Deferred income tax (benefit) expense	(172)	(570)	162
Changes in operating assets and liabilities which provided (used) cash
Other assets	298	(748)	(816)
Accrued interest and other liabilities	1,883	517	583

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,319	4,284	4,646
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	110	110	110
Sales (purchases) of equipment and premises	247	(466)	1,300
Advances to subsidiaries	(250)	—	(11,927)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	107	(356)	(10,517)
FINANCING ACTIVITIES
Net (decrease) increase in other borrowed funds	(1,550)	700	1,836
Cash dividends paid on common stock	(5,421)	(5,256)	(4,873)
Proceeds from the issuance of common stock	2,208	2,479	2,476
Common stock repurchased	(2,020)	(2,056)	(6,440)
Common stock purchased for deferred compensation obligations	(514)	(767)	(249)

NET CASH USED IN FINANCING ACTIVITIES	(7,297)	(4,900)	(7,250)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129	(972)	(13,121)
Cash and cash equivelants at beginning of year	172	1,144	14,265

CASH AND CASH EQUIVALENTS AT END OF YEAR	$301	$172	$1,144

NOTE 21 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. Retail banking operations for 2010, 2009, and 2008 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, no additional segment information is presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2010, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.
Changes in Internal Control
The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2010.
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
Based upon these criteria, we believe that, as of December 31, 2010, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson, P.C., has audited our 2010 consolidated financial statements. Rehmann Robson, P.C. was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson, P.C. has issued an unqualified audit opinion on our 2010 consolidated financial statements as a result of the audit and also includes Rehmann Robson, P.C.’s attestation report on the effectiveness of the Corporation’s internal control.
Isabella Bank Corporation
By:

//s// Richard J. Barz
Richard J. Barz
Chief Executive Officer (Principal Executive Officer) February 23, 2011

//s// Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) February 23, 2011

Item 9 B. Other Information
None
Part III
Item 10. Directors and Executive Officers and Corporate Governance
For information concerning directors and certain executive officers of the Corporation, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2011 (“Proxy Statement”) which is incorporated herein by reference.
For Information concerning the Corporation’s Audit Committee financial experts, see “Committees of the Board of Directors and Meeting Attendance” in the Proxy Statement which is incorporated herein by reference.
The Corporation has adopted a Code of Business Conduct and Ethics that applies to the Corporation’s Chief Executive Officer and Chief Financial Officer. The Corporation shall provide to any person without charge upon request, a copy of its Code of Business Conduct and Ethics. Written requests should be sent to: Secretary, Isabella Bank Corporation, 401 North Main Street, Mount Pleasant, Michigan 48858.
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

Equity Compensation Plan Information
The following table provides information as of December 31, 2010, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Number of Securities
Remaining
	Number of Securities			Available for Future
	to be Issued	Weighted Average		Issuance
	Upon Exercise of	Exercise Price		Under Equity
	Outstanding	of Outstanding		Compensation Plans
	Options, Warrants,	Options, Warrants,		(Excluding Securities
	and Rights	and Rights		Reflected in Column (A))
Plan Category	(A)	(B)		(C)
Equity compensation plans approved by
Shareholders: None	—	—		—
Equity compensation plans not
approved by shareholders (1) (2):
Deferred director compensation plan*	224,663	(1	)(2)	(1	)(2)

Total	224,663

(1)	Pursuant to the terms of the Directors Plan, directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees into the Directors Plan. Deferred fees are converted on a quarterly basis into stock units of the Corporation’s common stock. The fees are converted on a quarterly basis into the Corporation’s common stock based on the fair market value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. As of December 31, 2010, the Directors Plan had 224,663 shares eligible to be issued under the Directors Plan.

(2)	32,686 shares are held in a Rabbi Trust to be held for the benefit of participants pursuant to the Directors Plan. Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).
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
3.	See the exhibits listed below under Item 14(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

3	(a)	Amended Articles of Incorporation (1)
3	(b)	Amendment to the Articles of Incorporation (2)
3	(c)	Amendment to the Articles of Incorporation (3)
3	(d)	Amendment to the Articles of Incorporation (4)
3	(e)	Amendment to the Articles of Incorporation (8)
3	(f)	Amended Bylaws (6)
3	(g)	Amendment to Bylaws (7)
3	(h)	Amendment to Bylaws (10)
3	(i)	Amendment to Bylaws (11)
10	(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (9)*
10	(b)	Isabella Bank Corporation Plan Death Benefit (9)*
10	(c)	Isabella Bank Corporation Retirement Bonus Plan (9)*
14		Code of Business Conduct and Ethics (5)
21		Subsidiaries of the Registrant
23		Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm
31	(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
31	(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
32		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 25, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.

*	Management Contract or Compensatory Plan or Arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISABELLA BANK CORPORATION (Registrant)
by:	/s/ Richard J. Barz	Date: February 23, 2011
Richard J. Barz
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner Dennis P. Angner	President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	February 23, 2011

/s/ Jeffrey Barnes Jeffrey Barnes	Director	February 23, 2011

/s/ Richard J. Barz Richard J. Barz	Chief Executive Officer and Director	February 23, 2011

/s/ Sandra L. Caul Sandra L. Caul	Director	February 23, 2011

/s/ James C. Fabiano James C. Fabiano	Director	February 23, 2011

/s/ G. Charles Hubscher G. Charles Hubscher	Director	February 23, 2011

/s/ Joseph LaFramboise Joseph LaFramboise	Director	February 23, 2011

/s/ Thomas Kleinhardt Thomas Kleinhardt	Director	February 23, 2011

/s/ David J. Maness David J. Maness	Director	February 23, 2011

Signatures	Capacity	Date

/s/ W. Joseph Manifold W. Joseph Manifold	Director	February 23, 2011

/s/ W. Michael McGuire W. Michael McGuire	Director	February 23, 2011

/s/ Dianne Morey Dianne Morey	Director	February 23, 2011

/s/ Dale Weburg Dale Weburg	Director	February 23, 2011

Isabella Bank Corporation
FORM 10-K
Index to Exhibits

Exhibit		Form 10-K
Number	Exhibit	Page Number
21	Subsidiaries of the Registrant	97

23	Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm	98

31 (a)	Certification pursuant to Rule 13a — 14(a) of the Chief Executive Officer	99

31 (b)	Certification pursuant to Rule 13a — 14(a) of the Chief Financial Officer	100

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	101