Form 10-Q
period 2011-03-31
ISABELLA BANK CORP
filed 2011-05-06
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2011
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
Common Stock no par value, 7,561,641 as of April 18, 2011

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31	December 31
	2011	2010
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$18,341	$16,978
Interest bearing balances due from banks	4,991	1,131

Total cash and cash equivalents	23,332	18,109
Certificates of deposit held in other financial institutions	13,868	15,808
Trading securities	5,433	5,837
Available-for-sale securities (amortized cost of $358,918 in 2011 and $329,435 in 2010)	361,960	330,724
Mortgage loans available-for-sale	252	1,182
Loans
Agricultural	69,993	71,446
Commercial	350,456	348,852
Installment	29,283	30,977
Residential real estate mortgage	288,245	284,029

Total loans	737,977	735,304
Less allowance for loan losses	12,381	12,373

Net loans	725,596	722,931
Premises and equipment	24,219	24,627
Corporate owned life insurance	17,608	17,466
Accrued interest receivable	6,258	5,456
Equity securities without readily determinable fair values	17,423	17,564
Goodwill and other intangible assets	47,015	47,091
Other assets	19,217	19,015

TOTAL ASSETS	$1,262,181	$1,225,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$108,720	$104,902
NOW accounts	152,784	142,259
Certificates of deposit under $100 and other savings	449,856	425,981
Certificates of deposit over $100	211,887	204,197

Total deposits	923,247	877,339
Borrowed funds ($10,343 in 2011 and $10,423 in 2010 at fair value)	183,263	194,917
Accrued interest payable and other liabilities	8,070	8,393

Total liabilities	1,114,580	1,080,649

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding —7,560,903 (including 29,720 shares to be issued) in 2011 and 7,550,074 (including 32,686 shares to be issued) in 2010	133,794	133,592
Shares to be issued for deferred compensation obligations	4,680	4,682
Retained earnings	9,478	8,596
Accumulated other comprehensive loss	(351)	(1,709)

Total shareholders’ equity	147,601	145,161

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,262,181	$1,225,810

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
			Issued for		Accumulated
	Common		Deferred		Other
	Stock Shares	Common	Compensation	Retained	Comprehensive
	Outstanding	Stock	Obligations	Earnings	Loss	Totals
Balance, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	2,023	815	2,838
Issuance of common stock	29,147	736	—	—	—	736
Common stock issued for deferred compensation obligations	13,331	247	(195)	—	—	52
Share based payment awards under equity compensation plan	—	—	181	—	—	181
Common stock purchased for deferred compensation obligations	—	(157)	—	—	—	(157)
Common stock repurchased pursuant to publicly announced repurchase plan	(34,165)	(629)	—	—	—	(629)
Cash dividends ($0.18 per share)	—	—	—	(1,354)	—	(1,354)

Balance, March 31, 2010	7,543,506	$133,640	$4,493	$5,641	$(1,304)	$142,470

Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income	—	—	—	2,316	1,358	3,674
Issuance of common stock	30,531	728	—	—	—	728
Common stock issued for deferred compensation obligations	12,037	215	(182)	—	—	33
Share based payment awards under equity compensation plan	—	—	180	—	—	180
Common stock purchased for deferred compensation obligations	—	(164)	—	—	—	(164)
Common stock repurchased pursuant to publicly announced repurchase plan	(31,739)	(577)	—	—	—	(577)
Cash dividends ($0.19 per share)	—	—	—	(1,434)	—	(1,434)

Balance, March 31, 2011	7,560,903	$133,794	$4,680	$9,478	$(351)	$147,601

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended
	March 31
	2011	2010
Interest income
Loans, including fees	$11,361	$11,517
Investment securities
Taxable	1,513	1,279
Nontaxable	1,179	1,094
Trading account securities	51	105
Federal funds sold and other	134	104
Total interest income	14,238	14,099

Interest expense
Deposits	2,785	2,883
Borrowings	1,268	1,517

Total interest expense	4,053	4,400

Net interest income	10,185	9,699
Provision for loan losses	817	1,207

Net interest income after provision for loan losses	9,368	8,492

Noninterest income
Service charges and fees	1,476	1,628
Gain on sale of mortgage loans	129	93
Net loss on trading securities	(19)	(1)
Net gain on borrowings measured at fair value	80	56
Gain on sale of available-for-sale investment securities	—	56
Other	282	335

Total noninterest income	1,948	2,167

Noninterest expenses
Compensation and benefits	5,005	4,595
Occupancy	646	562
Furniture and equipment	1,106	1,031
FDIC insurance premiums	334	306
Other	1,496	1,860

Total noninterest expenses	8,587	8,354

Income before federal income tax expense	2,729	2,305
Federal income tax expense	413	282

NET INCOME	$2,316	$2,023

Earnings per share
Basic	$0.31	$0.27

Diluted	$0.30	$0.26

Cash dividends per basic share	$0.19	$0.18

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31
	2011	2010
Net income	$2,316	$2,023

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	1,753	1,360
Reclassification adjustment for net realized gains included in net income	—	(56)

Net unrealized gains	1,753	1,304
Tax effect	(395)	(489)

Other comprehensive income, net of tax	1,358	815

COMPREHENSIVE INCOME	$3,674	$2,838

See notes to interim condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31
	2011	2010
OPERATING ACTIVITIES
Net income	$2,316	$2,023
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	817	1,207
Impairment of foreclosed assets	10	77
Depreciation	647	598
Amortization and impairment of originated mortgage servicing rights	89	39
Amortization of acquisition intangibles	76	86
Net amortization of available-for-sale securities	362	203
Gain on sale of available-for-sale securities	—	(56)
Net unrealized losses on trading securities	19	1
Net gain on sale of mortgage loans	(129)	(93)
Net unrealized gains on borrowings measured at fair value	(80)	(56)
Increase in cash value of corporate owned life insurance	(142)	(148)
Realized gain on redemption of corporate owned life insurance	—	(21)
Share-based payment awards under equity compensation plan	180	181
Origination of loans held for sale	(8,830)	(11,311)
Proceeds from loan sales	9,889	13,203
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	385	3,951
Accrued interest receivable	(802)	(506)
Other assets	(24)	(399)
Accrued interest payable and other liabilities	(323)	437

Net cash provided by operating activities	4,460	9,416

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	1,940	576
Activity in available-for-sale securities
Maturities, calls, and sales	15,597	20,051
Purchases	(45,442)	(36,922)
Loan principal originations and collections, net	(4,315)	(5,018)
Proceeds from sales of foreclosed assets	302	886
Purchases of premises and equipment	(239)	(962)
Proceeds from the redemption of corporate owned life insurance	—	111

Net cash used in investing activities	(32,157)	(21,278)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31
	2011	2010
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	45,908	16,884
Repayments of borrowed funds	(11,574)	(7,338)
Cash dividends paid on common stock	(1,434)	(1,354)
Proceeds from issuance of common stock	546	541
Common stock repurchased	(362)	(382)
Common stock purchased for deferred compensation obligations	(164)	(157)

Net cash provided by financing activities	32,920	8,194

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,223	(3,668)
Cash and cash equivalents at beginning of period	18,109	22,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,332	$19,038

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$4,025	$4,428

SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$833	$970
Common stock issued for deferred compenstion obligations	182	195
Common stock repurchased from an associated grantor trust (Rabbi Trust)	(215)	(247)
See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands except per share amounts)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2010.
The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2010.
NOTE 2 — ACCOUNTING STANDARDS UPDATES
Recently Adopted Accounting Standards Updates
Accounting Standards Update (ASU) No. 2010-06: “Improving Disclosures about Fair Value Measurement”
In January 2010, ASU No. 2010-06 amended Accounting Standards Codification (ASC) Topic 820 “Fair Value Measurements and Disclosures” to add new disclosures for: (1) Significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers and (2) Presenting separately information about purchases, sales, issuances and settlements for Level 3 fair value instruments (as opposed to reporting activity as net).
ASU No. 2010-06 also clarified existing disclosures by requiring reporting entities to provide fair value measurement disclosures for each class of assets and liabilities and to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.
The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which was effective for interim and annual periods beginning after December 15, 2010. The new guidance did not have a significant impact on the Corporation’s consolidated financial statements.
Pending Accounting Standards Updates
ASU No. 2011-01: “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”
In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables” to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was effective for interim and annual periods ending after December 15, 2010. The effective date of the new disclosures about troubled debt restructurings has been delayed to coordinate with the issuance of the anticipated guidance for determining what constitutes a troubled debt restructuring. The new guidance, and related disclosures, related to troubled debt restructurings will be effective for interim and annual periods beginning on or after June 15, 2011.

ASU No. 2011-02: “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”
In April 2011, ASU No. 2011-02 amended ASC Topic 310, “Receivables” to clarify authoritative guidance as to what loan modifications constitute concessions, and would therefore be considered a troubled debt restructuring. ASU No. 2011-02 clarifies that:
•	If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the modified debt, the modification would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.

•	A modification that results in a temporary or permanent increase in the contractual interest rate can’t be presumed to be at a rate that is at or above a market rate and therefore could still be considered a concession.

•	A creditor must consider whether a borrower’s default is “probable” on any of its debt in the foreseeable future when assessing financial difficulty.

•	A modification that results in an insignificant delay in payments is not a concession.
In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring. The new authoritative guidance is effective for interim and annual periods beginning on or after June 15, 2011 and is likely to increase the amount of loans that the Corporation classifies as troubled debt restructurings. The Corporation is currently in the process of evaluating the extent of the impact that this standard may have on the Corporation’s financial statements.
NOTE 3 — COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”).
Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31
	2011	2010
Average number of common shares outstanding for basic calculation	7,557,293	7,540,735
Average potential effect of shares in the Directors Plan (1)	193,128	182,386

Average number of common shares outstanding used to calculate diluted earnings per common share	7,750,421	7,723,121

Net income	$2,316	$2,023

Earnings per share
Basic	$0.31	$0.27

Diluted	$0.30	$0.26

(1)	Exclusive of shares held in the Rabbi Trust

NOTE 4 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at:

	March 31	December 31
	2011	2010
States and political subdivisions	$5,433	$5,837
Included in the net trading losses of $19 during the first three months of 2011 were $17 of net unrealized trading losses on securities that relate to the Corporation’s trading portfolio as of March 31, 2011.
NOTE 5 — AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$5,394	$2	$18	$5,378
States and political subdivisions	165,927	4,339	591	169,675
Auction rate money market preferred	3,200	—	397	2,803
Preferred stocks	7,800	64	271	7,593
Mortgage-backed	110,466	1,480	921	111,025
Collateralized mortgage obligations	66,131	313	958	65,486

Total	$358,918	$6,198	$3,156	$361,960

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$5,394	$10	$—	$5,404
States and political subdivisions	167,328	3,349	960	169,717
Auction rate money market preferred	3,200	—	335	2,865
Preferred stocks	7,800	—	864	6,936
Mortgage-backed	101,096	1,633	514	102,215
Collateralized mortgage obligations	44,617	103	1,133	43,587

Total	$329,435	$5,095	$3,806	$330,724

The amortized cost and fair value of available-for-sale securities by contractual maturity at March 31, 2011 are as follows:

	Maturing				Securities
		After One	After Five		With
	Due in	Year But	Years But		Variable
	One Year	Within	Within	After	Monthly
	or Less	Five Years	Ten Years	Ten Years	Payments	Total
Government sponsored enterprises	$—	$5,000	$394	$—	$—	$5,394
States and political subdivisions	8,974	33,373	86,531	37,049	—	165,927
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	7,800	7,800
Mortgage-backed	—	—	—	—	110,466	110,466
Collateralized mortgage obligations	—	—	—	—	66,131	66,131

Total amortized cost	$8,974	$38,373	$86,925	$37,049	$187,597	$358,918

Fair value	$8,993	$39,504	$89,398	$47,554	$176,511	$361,960

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Because of their variable monthly payments, auction rate money market preferreds, preferred stocks, mortgage-backed securities, and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to sales of available-for-sale securities is as follows during the three month period ended March 31, 2010:

Proceeds from sales of securities	$3,632

Gross realized gains	$59
Gross realized losses	(3)

Net realized gains	$56

Applicable income tax expense	$19

There were no sales of available-for-sale securities in the first three months of 2011. The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
Government sponsored enterprises	$18	$4,981	$—	$—	$18
States and political subdivisions	531	20,830	60	1,593	591
Auction rate money market preferred	—	—	397	2,803	397
Preferred stocks	—	—	271	3,529	271
Mortgage-backed	921	49,782	—	—	921
Collateralized mortgage obligations	958	45,661	—	—	958

Total	$2,428	$121,254	$728	$7,925	$3,156

Number of securities in an unrealized loss position:		74		5	79

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
States and political subdivisions	$960	$29,409	$—	$—	$960
Auction rate money market preferred	—	—	335	2,865	335
Preferred stocks	—	—	864	2,936	864
Mortgage-backed	514	38,734	—	—	514
Collateralized mortgage obligations	1,133	33,880	—	—	1,133

Total	$2,607	$102,023	$1,199	$5,801	$3,806

Number of securities in an unrealized loss position:		82		4	86

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
Due to the limited trading activity of these securities, the fair values were estimated utilizing a discounted cash flow analysis as of March 31, 2011 and December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, current market rates, and the current volume of trading activity. Specific assumptions underlying management’s assumptions are continually evaluated and revised, when necessary, to reflect their ongoing relevance. Despite the limited trading of these securities, management has determined that any declines in the estimated fair values of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the issuer or specific security. Additionally, none of these securities are deemed to be below investment grade, management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment loss related to these declines in fair value.

As of March 31, 2011 and December 31, 2010, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:
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
Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any such securities are other-than-temporarily impaired as of March 31, 2011 or December 31, 2010.
NOTE 6 — LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of the major classifications of loans is as follows as of:

	March 31	December 31
	2011	2010
Mortgage loans on real estate
Residential 1-4 family	$214,311	$207,749
Commercial	242,360	239,810
Agricultural	43,269	44,246
Construction and land development	11,287	12,250
Second mortgages	24,971	26,712
Equity lines of credit	37,676	37,318

Total mortgage loans	573,874	568,085

Commercial and agricultural loans
Commercial	108,096	109,042
Agricultural production	26,724	27,200

Total commercial and agricultural loans	134,820	136,242

Consumer installment loans	29,283	30,977

Total loans	737,977	735,304
Less: allowance for loan losses	12,381	12,373

Net loans	$725,596	$722,931

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

A summary of changes in the allowance for loan losses by loan segments follows:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Three Months Ended March 31, 2011
			Residential
	Commercial	Agricultural	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(655)	—	(323)	(145)	—	(1,123)
Recoveries	137	—	74	103	—	314
Provision for loan losses	716	(257)	473	59	(174)	817

March 31, 2011	$6,246	$776	$3,422	$622	$1,315	$12,381

Allowance for loan losses as of March 31, 2011
Individually evaluated for impairment	$91	$396	$834	$—	$—	$1,321
Collectively evaluated for impairment	6,155	380	2,588	622	1,315	11,060

Total	$6,246	$776	$3,422	$622	$1,315	$12,381

Loans as of March 31, 2011
Individually evaluated for impairment	$6,476	$2,770	$5,402	$—		$14,648
Collectively evaluated for impairment	343,980	67,223	282,843	29,283		723,329

Total	$350,456	$69,993	$288,245	$29,283		$737,977

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	As of December 31, 2010
Allowance for loan losses
Individually evaluated for impairment	$490	$558	$732	$—	$—	$1,780
Collectively evaluated for impairment	5,558	475	2,466	605	1,489	10,593

Total	$6,048	$1,033	$3,198	$605	$1,489	$12,373

Loans
Individually evaluated for impairment	$4,890	$2,629	$4,866	$—		$12,385
Collectively evaluated for impairment	343,962	68,817	279,163	30,977		722,919

Total	$348,852	$71,446	$284,029	$30,977		$735,304

Following is a summary of changes in the allowance for loan losses for the three months ended March 31, 2010:

January 1, 2010	$12,979
Loans charged off	(1,603)
Recoveries	404
Provision charged to income	1,207

March 31, 2010	$12,987

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
The primary factors behind the determination of the level of the allowance for loan losses (ALLL) are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the net realizable value of the loan’s underlying collateral or the net present value of the projected payment stream and its recorded investment. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding three years. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	March 31, 2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$11,781	$14,482	$26,263	$3,773	$1,032	$4,805
3 - High satisfactory	74,983	24,786	99,769	10,450	2,616	13,066
4 - Low satisfactory	120,738	61,048	181,786	22,682	14,932	37,614
5 - Special mention	20,244	6,728	26,972	3,730	3,622	7,352
6 - Substandard	11,542	994	12,536	2,634	4,522	7,156
7 - Vulnerable	404	7	411	—	—	—
8 - Doubtful	2,668	51	2,719	—	—	—

Total	$242,360	$108,096	$350,456	$43,269	$26,724	$69,993

	December 31, 2010
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$10,995	$13,525	$24,520	$3,792	$1,134	$4,926
3 - High satisfactory	74,912	30,322	105,234	11,247	3,235	14,482
4 - Low satisfactory	119,912	57,403	177,315	22,384	14,862	37,246
5 - Special mention	19,560	6,507	26,067	4,169	3,356	7,525
6 - Substandard	10,234	1,104	11,338	2,654	4,613	7,267
7 - Vulnerable	3,339	54	3,393	—	—	—
8 - Doubtful	858	127	985	—	—	—

Total	$239,810	$109,042	$348,852	$44,246	$27,200	$71,446

Internally assigned risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned risk ratings for commercial and agricultural loans are as follows:
1.	EXCELLENT — Substantially Risk Free

Credit has strong financial condition and solid earnings history, characterized by:
•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Secured by cash.
2.	HIGH QUALITY — Limited Risk

Credit with sound financial condition and has a positive trend in earnings supplemented by:
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

Credit with satisfactory financial condition and further characterized by:
•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.

4.	LOW SATISFACTORY — Acceptable Risk

Credit with bankable risks, although some signs of weaknesses are shown:
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

Credit constitutes an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan:
•	Downward trend in sales, profit levels and margins.

•	Impaired working capital position.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Shrinking equity cushion.

•	Diminishing primary source of repayment and questionable secondary source.

•	Management abilities are questionable.

•	Weak industry conditions.

•	Litigation pending against the borrower.

•	Loan may need to be restructured to improve collateral position or reduce payments.

•	Collateral / guaranty offers limited protection.

•	Negative debt service coverage, however the credit is well collateralized and payments are current.
6.	SUBSTANDARD — Classified

Credit where the borrower’s current net worth, paying capacity, and value of the collateral pledged is inadequate. There is a distinct possibility that the Corporation will implement collection procedures if the loan deficiencies are not corrected. In addition, the following characteristics may apply:
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

Credit is considered “Substandard” and warrants placing on nonaccrual. Risk of loss is being evaluated and exit strategy options are under review. Other characteristics that may apply:
•	Insufficient cash flow to service debt.

•	Minimal or no payments being received.

•	Limited options available to avoid the collection process.

•	Transition status, expect action will take place to collect loan without immediate progress being made.
8.	DOUBTFUL — Workout

Credit has all the weaknesses inherent in a “Substandard” loan with the added characteristic that collection and/or liquidation is pending. The possibility of a loss is extremely high, but its classification as a loss is deferred until liquidation procedures are completed, or reasonably estimable. Other characteristics that may apply:
•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Original repayment terms materially altered.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.
9.	LOSS — Charge off

Credits are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification is for charged off loans but does not mean that the asset has absolutely no recovery or salvage value. These loans are further characterized by:
•	Liquidation or reorganization under bankruptcy, with poor prospects of collection.

•	Fraudulently overstated assets and/or earnings.

•	Collateral has marginal or no value.

•	Debtor cannot be located.

•	Over 120 days delinquent.

The Corporation’s primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the Corporation’s past due and current loans as of:

	March 31, 2011
	Accruing Interest			Total
	and Past Due:			Past Due
	30-89	90 Days		and
	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$1,739	$480	$3,108	$5,327	$237,033	$242,360
Commercial other	549	—	36	585	107,511	108,096

Total commercial	2,288	480	3,144	5,912	344,544	350,456

Agricultural
Agricultural real estate	98	114	190	402	42,867	43,269
Agricultural other	8	—	—	8	26,716	26,724

Total agricultural	106	114	190	410	69,583	69,993

Residential mortgage
Senior liens	3,507	167	1,602	5,276	220,323	225,599
Junior liens	162	—	21	183	24,787	24,970
Home equity lines of credit	534	—	—	534	37,142	37,676

Total residential mortgage	4,203	167	1,623	5,993	282,252	288,245

Consumer
Secured	198	—	—	198	24,277	24,475
Unsecured	67	—	—	67	4,741	4,808

Total consumer	265	—	—	265	29,018	29,283

Total	$6,862	$761	$4,957	$12,580	$725,397	$737,977

	December 31, 2010
	Accruing Interest			Total
	and Past Due:			Past Due
	30-89	90 Days		and
	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$4,814	$125	$4,001	$8,940	$230,870	$239,810
Commercial other	381	—	139	520	108,522	109,042

Total commercial	5,195	125	4,140	9,460	339,392	348,852

Agricultural
Agricultural real estate	92	—	—	92	44,154	44,246
Agricultural other	4	50	—	54	27,146	27,200

Total agricultural	96	50	—	146	71,300	71,446

Residential mortgage
Senior liens	5,265	310	1,421	6,996	213,003	219,999
Junior liens	476	—	49	525	26,187	26,712
Home equity lines of credit	598	—	—	598	36,720	37,318

Total residential mortgage	6,339	310	1,470	8,119	275,910	284,029

Consumer
Secured	298	—	—	298	24,781	25,079
Unsecured	10	1	—	11	5,887	5,898

Total consumer	308	1	—	309	30,668	30,977

Total	$11,938	$486	$5,610	$18,034	$717,270	$735,304

The following is a summary of information pertaining to impaired loans as of:

	March 31, 2011			December 31, 2010
		Unpaid			Unpaid
	Outstanding	Principal	Valuation	Outstanding	Principal	Valuation
	Balance	Balance	Allowance	Balance	Balance	Allowance
Impaired loans with a valuation allowance
Commercial real estate	$1,171	$1,403	$91	$3,010	$4,110	$472
Commercial other	—	—	—	18	18	18
Agricultural other	2,196	2,196	396	2,196	2,196	558
Residential mortgage senior liens	4,561	5,560	802	4,292	5,236	698
Residential mortgage junior liens	167	258	32	172	250	34

Total impaired loans with a valuation allowance	$8,095	$9,417	$1,321	$9,688	$11,810	$1,780

Impaired loans without a valuation allowance
Commercial real estate	$3,609	$5,689		$1,742	$2,669
Commercial other	1,793	1,834		169	269
Agricultural real estate	190	190		—	—
Residential mortgage senior liens	673	773		401	501
Residential mortgage junior liens	1	7		—	—
Consumer secured	45	82		48	85

Total impaired loans without a valuation allowance	$6,311	$8,575		$2,360	$3,524

Impaired loans
Commercial	$6,573	$8,926	$91	$4,939	$7,066	$490
Agricultural	2,386	2,386	396	2,196	2,196	558
Residential mortgage	5,402	6,598	834	4,865	5,987	732
Consumer	45	82	—	48	85	—

Total impaired loans	$14,406	$17,992	$1,321	$12,048	$15,334	$1,780

The following is a summary of information pertaining to impaired loans for the three months ended:

	March 31, 2011
	Average	Interest
	Outstanding	Income
	Balance	Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,091	$24
Commercial other	9	—
Agricultural other	2,196	33
Residential mortgage senior liens	4,427	36
Residential mortgage junior liens	170	1

Total impaired loans with a valuation allowance	$8,893	$94

Impaired loans without a valuation allowance
Commercial real estate	$2,676	$33
Commercial other	981	60
Agricultural real estate	95	(1)
Residential mortgage senior liens	537	6
Residential mortgage junior liens	1	—
Consumer secured	47	2

Total impaired loans without a valuation allowance	$4,337	$100

Impaired loans
Commercial	$5,757	$117
Agricultural	2,291	32
Residential mortgage	5,135	43
Consumer	47	2

Total impaired loans	$13,230	$194

Total impaired loans March 31, 2010	$12,839	$70

Loans may be classified as impaired if they meet one or more of the following criteria:
1.	There has been a chargeoff of its principal balance;
2.	The loan has been classified as a troubled debt restructuring; or
3.	The loan is in nonaccrual status.
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
No additional funds are committed to be advanced in connection with impaired loans, which include troubled debt restructurings.

The following is a summary of troubled debt restructurings as of:

	March 31	December 31
	2011	2010
Troubled debt restructurings	$8,561	$5,763
NOTE 7 — EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31	December 31
	2011	2010
Federal Home Loan Bank Stock	$7,596	$7,596
Investment in Corporate Settlement Solutions	6,655	6,793
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	293	296

Total	$17,423	$17,564

NOTE 8 — BORROWED FUNDS
Borrowed funds consist of the following obligations as of:

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$122,343	3.56%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	41,406	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	19,514	3.03%	19,623	3.01%
Federal funds purchased	—	—	16,000	0.60%

Total	$183,263	2.76%	$194,917	2.53%

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Corporation. The Corporation had the ability to borrow up to an additional $128,711 based on the assets pledged as collateral as of March 31, 2011.
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $83,496 and $86,381 at March 31, 2011 and December 31, 2010, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates and federal funds purchased generally mature within one to four days from the transaction date. The following table provides a summary of short term borrowings for the three month periods ended March 31:

	2011			2010
	Maximum	QTD	Weighted Average	Maximum	QTD	Weighted Average
	Month-End	Average	Interest Rate	Month-End	Average	Interest Rate
	Balance	Balance	During the Period	Balance	Balance	During the Period
Securities sold under agreements to repurchase witout stated maturity dates	$41,406	$41,036	0.25%	$38,409	$36,566	0.30%
Federal funds purchased	3,600	1,206	0.50%	—	336	0.50%
The Corporation had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family mortgage loans in the following amounts at:

	March 31	December 31
	2011	2010
Pledged to secure borrowed funds	$299,488	$297,297
Pledged to secure repurchase agreements	83,496	86,381
Pledged for public deposits and for other purposes necessary or required by law	15,044	14,626

Total	$398,028	$398,304

The Corporation had no investment securities that are restricted to be pledged for specific purposes.
NOTE 9 — OTHER NONINTEREST EXPENSES
A summary of expenses included in other noninterest expenses are as follows for the three month periods ended March 31:

	2011	2010
Marketing and community relations	$223	$388
Foreclosed asset and collection	100	199
Directors fees	211	209
Audit and SOX compliance fees	156	245
Education and travel	105	114
Printing and supplies	100	96
Postage and freight	100	83
Legal fees	62	83
Amortization of deposit premium	76	86
Consulting fees	33	46
All other	330	311

Total other	$1,496	$1,860

NOTE 10 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three month periods ended March 31:

	2011	2010
Income taxes at 34% statutory rate	$928	$784
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(383)	(352)
Earnings on corporate owned life insurance	(48)	(57)
Other	(94)	(97)

Total effect of nontaxable income	(525)	(506)
Effect of nondeductible expenses	10	4

Federal income tax expense	$413	$282

Included in other comprehensive income for the three month periods ended March 31, 2011 and 2010 are changes in unrealized holding gains of $595 and losses of $133, respectively, related to auction rate money market preferred stock securities and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
NOTE 11 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non contributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation made no contributions to the pension plan during three month periods ended March 31, 2011 or 2010. The Corporation does not anticipate any contributions to the plan in 2011.
Following are the components of net periodic benefit cost for the three month periods ended March 31:

	2011	2010
Interest cost on projected benefit obligation	$127	$133
Expected return on plan assets	(131)	(123)
Amortization of unrecognized actuarial net loss	38	38

Net periodic benefit cost	$34	$48

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	March 31, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$23,332	$23,332	$18,109	$18,109
Certicates of deposit held in other financial institutions	13,956	13,868	15,908	15,808
Mortgage loans available-for-sale	252	252	1,182	1,182
Net loans	730,237	725,596	734,634	722,931
Accrued interest receivable	6,258	6,258	5,456	5,456
Equity securities without readily determinable fair values	17,423	17,423	17,564	17,564
Originated mortgage servicing rights	2,653	2,653	2,673	2,667

LIABILITIES
Deposits with no stated maturities	462,458	462,458	424,978	424,978
Deposits with stated maturities	459,013	460,789	454,332	452,361
Borrowed funds	177,768	172,920	190,180	184,494
Accrued interest payable	1,031	1,031	1,003	1,003

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2011			December 31, 2010
Description	Total	Level 2	Level 3	Total	Level 2	Level 3
Recurring items
Trading securities
States and political subdivisions	$5,433	$5,433	$—	$5,837	$5,837	$—

Total trading securities	5,433	5,433	—	5,837	5,837	—

Available-for-sale investment securities
Government sponsored enterprises	5,378	5,378	—	5,404	5,404	—
States and political subdivisions	169,675	169,675	—	169,717	169,717	—
Auction rate money market preferred	2,803	—	2,803	2,865	—	2,865
Preferred stock	7,593	—	7,593	6,936	—	6,936
Mortgage-backed	111,025	111,025	—	102,215	102,215	—
Collateralized mortgage obligations	65,486	65,486	—	43,587	43,587	—

Total available-for-sale investment securities	361,960	351,564	10,396	330,724	320,923	9,801
Borrowed funds	10,343	10,343	—	10,423	10,423	—
Nonrecurring items
Impaired loans	14,406	—	14,406	12,048	—	12,048
Originated mortgage servicing rights	2,653	2,653	—	2,667	2,667	—
Foreclosed assets	2,588	2,588	—	2,067	2,067	—

	$397,383	$372,581	$24,802	$363,766	$341,917	$21,849

Percent of assets and liabilities measured at fair value		93.76%	6.24%		93.99%	6.01%

As of March 31, 2011 and December 31, 2010, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.
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
Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks. Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of March 31, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using weighted average discount rates between approximately 5.50% and 7.25% as of March 31, 2011.
Mortgage loans available-for-sale: Mortgage loans available-for-sale are carried at the lower of cost or fair value. The fair value of mortgage loans available-for-sale are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, the Corporation classifies loans subjected to nonrecurring fair value adjustments as Level 2.
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
Goodwill and other intangible assets: Acquisition intangibles and goodwill are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2011 and 2010, there were no impairments recorded on goodwill and other acquisition intangibles.
Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis, or more frequently if an indication of impairment exists, by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. During 2011 and 2010, there were no impairments recorded on equity securities without readily determinable fair values.

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
The table below represents the activity in available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the three month periods ended March 31:

	2011	2010
Level 3 inputs at beginning of period	$9,801	$10,027
Net unrealized gains (losses)	595	(133)

Level 3 inputs — March 31	$10,396	$9,894

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three month periods ended March 31, 2011 and 2010, are summarized as follows:

	2011			2010
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring items
Trading securities	$(19)	$—	$(19)	$(1)	$—	$(1)
Borrowed funds	—	80	80	—	56	56
Nonrecurring items
Foreclosed assets	—	(10)	(10)	—	(77)	(77)
Originated mortgage servicing rights	—	7	7	—	36	36

Total	$(19)	$77	$58	$(1)	$15	$14

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the three month periods ended March 31:

	2011	2010
Borrowings carried at fair value — January 1	$10,423	$17,804
Net change in fair value	(80)	(56)

Borrowings carried at fair value — March 31	$10,343	$17,748

Unpaid principal balance — March 31	$10,000	$17,154

NOTE 13 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations as of March 31, 2011 and 2010 and each of the three month periods then ended, represented 90% or more of the Corporation’s total assets and operating results. As such, no additional segment reporting is presented.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(All dollars in thousands)
The following is management’s discussion and analysis of the financial condition and results of operations for Isabella Bank Corporation. This discussion and analysis is intended to provide a better understanding of the unaudited interim condensed consolidated financial statements and statistical data included elsewhere in this Form 10-Q. This analysis should be read in conjunction with the Corporation’s 2010 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 3 of this report.
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
Despite the current economic downturn, the Corporation continues to be profitable, with net income of $2,316 for the three month period ended March 31, 2011. The Corporation’s nonperforming loans represented 0.77% of total loans as of March 31, 2011 which declined from 0.83% as of December 31, 2010. The ratio of nonperforming loans to total loans for all banks in the Corporation’s peer group was 3.57% as of December 31, 2010 (March 31, 2011 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) was 3.92% for the three month period ended March 31, 2011.
Recent Legislation
The Health Care and Education Act of 2010 and the Patient Protection and Affordable Care Act could have a significant impact on the Corporation’s operating results in future periods. Aside from the potential increases in the Corporation’s health care costs, the implementation of the new rules and requirements is likely to require a substantial commitment from the Corporation’s management.
In 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act makes sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Many of the provisions in the Dodd-Frank Act will not become effective until future years. The Dodd-Frank Act includes the following provisions, among other things:
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
Uncertainty remains as to the ultimate impact of the Dodd-Frank Act on the financial services industry as a whole and on the Corporation. In particular, many provisions of the Dodd-Frank Act are subject to rulemaking, which make it difficult to predict the impact of the Dodd-Frank Act on the Corporation, its customers and the financial services industry as a whole. The Dodd-Frank Act will likely result in increases in the Corporation’s expenses, decreases to its revenues, and changes in the activities in which the Corporation engages, which could have a material adverse impact on the Corporation’s financial performance and results of operations that cannot be foreseen. Management anticipates that the impact will be substantial.

CRITICAL ACCOUNTING POLICIES
A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2010. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles, and the determination of the fair value of investment securities to be its most critical accounting policies.
The allowance for loan losses requires management’s most subjective and complex judgment. Changes in economic conditions can have a significant impact on the allowance for loan losses and, therefore, the provision for loan losses and results of operations. The Corporation has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Corporation’s assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Corporation’s allowance for loan losses and related matters, see the detailed discussion to follow under the heading “Allowance for Loan Losses”.
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
Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of March 31, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using weighted average discount rates between approximately 5.50% and 7.25% as of March 31, 2011.
As of March 31, 2011, the Corporation held an auction rate money market preferred security and preferred stocks which declined in fair value as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

RESULTS OF OPERATIONS
Selected Financial Data
The following table outlines the results of operations for the three month periods ended March 31, 2011 and 2010.

	2011	2010
INCOME STATEMENT DATA
Net interest income	$10,185	$9,699
Provision for loan losses	817	1,207
Net income	2,316	2,023
PER SHARE DATA
Earnings per share
Basic	$0.31	$0.27
Diluted	0.30	0.26
Cash dividends per common share	0.19	0.18
Book value (at end of period)	19.52	18.89
RATIOS
Average primary capital to average assets	12.63%	13.42%
Net income to average assets (annualized)	0.74	0.71
Net income to average equity (annualized)	6.34	5.68
Net income to average tangible equity (annualized)	9.56	8.66
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for the Corporation. Interest income includes loan fees of $566 and $403 for the three month periods ended March 31, 2011 and 2010, respectively. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.
(Continued on page 36)

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
The following table displays the results for the three month periods ended March 31:

	2011			2010
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Loans	$734,630	$11,361	6.19%	$724,194	$11,517	6.36%
Taxable investment securities	201,508	1,513	3.00%	142,075	1,279	3.60%
Nontaxable investment securities	134,514	1,927	5.73%	118,767	1,756	5.91%
Trading account securities	5,527	77	5.57%	11,022	141	5.12%
Other	43,279	134	1.24%	33,739	104	1.23%

Total earning assets	1,119,458	15,012	5.36%	1,029,797	14,797	5.75%

NON EARNING ASSETS
Allowance for loan losses	(12,585)			(13,395)
Cash and demand deposits due from banks	20,512			16,110
Premises and equipment	24,510			24,323
Accrued income and other assets	92,607			90,423

Total assets	$1,244,502			$1,147,258

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$151,228	46	0.12%	$133,839	35	0.10%
Savings deposits	190,147	124	0.26%	165,901	89	0.21%
Time deposits	457,374	2,615	2.29%	417,030	2,759	2.65%
Borrowed funds	182,943	1,268	2.77%	186,079	1,517	3.26%

Total interest bearing liabilities	981,692	4,053	1.65%	902,849	4,400	1.95%
NONINTEREST BEARING LIABILITIES
Demand deposits	107,402			93,560
Other	9,260			8,444
Shareholders’ equity	146,148			142,405

Total liabilities and shareholders’ equity	$1,244,502			$1,147,258

Net interest income (FTE)		$10,959			$10,397

Net yield on interest earning assets (FTE)			3.92%			4.04%

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

	Three Months Ended
	March 31, 2011 Compared to
	March 31, 2010
	Increase (Decrease) Due to
	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$164	$(320)	$(156)
Taxable investment securities	471	(237)	234
Nontaxable investment securities	227	(56)	171
Trading account securities	(76)	12	(64)
Other	30	—	30

Total changes in interest income	816	(601)	215

CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	5	6	11
Savings deposits	14	21	35
Time deposits	252	(396)	(144)
Borrowed funds	(25)	(224)	(249)

Total changes in interest expense	246	(593)	(347)

Net change in interest margin (FTE)	$570	$(8)	$562

Despite the declines in interest rates over the last year (for both interest earning assets and interest bearing liabilities), the Corporation has been able to maintain adequate interest margins.
The Corporation anticipates that net interest margin yield will decline slightly during the remainder 2011 due to the following factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate in the reasonably foreseeable future. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities, which are either called or matured during 2011, will likely be reinvested at significantly lower rates of return.

•	Average loans to assets were 59.0% in the first three months of 2011 as compared to 63.1% in 2010. The decline represents a shift of assets from higher yielding loans into investments, which negatively impacts net interest margin yield.

•	The interest rates on many types of loans including home equity lines of credit and investment securities with acceptable credit and interest rate risks are currently priced at or below the Corporation’s quarter to date net yield on interest earning assets of 3.92%. In order to earn additional net interest income, the Corporation is continuing to extend loans and purchase investments that will increase net income but decrease net interest margin yield.

•	While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management is actively working to lengthen the terms of its interest bearing liabilities. This lengthening has increased the Corporation’s cost of funding, reducing net interest income in the short term.
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

	2011	2010	Variance
Allowance for loan losses — January 1	$12,373	$12,979	$(606)
Loans charged off
Commercial and agricultural	(655)	(506)	(149)
Real estate mortgage	(323)	(983)	660
Consumer	(145)	(114)	(31)

Total loans charged off	(1,123)	(1,603)	480
Recoveries
Commercial and agricultural	137	158	(21)
Real estate mortgage	74	152	(78)
Consumer	103	94	9

Total recoveries	314	404	(90)

Provision for loan losses	817	1,207	(390)

Allowance for loan losses — March 31	$12,381	$12,987	$(606)

Net loans charged off	$809	$1,199	$(390)
Year to date average loans outstanding	734,630	724,194	10,436

Net loans charged off to average loans outstanding	0.11%	0.17%	-0.06%

Total amount of loans outstanding	$737,977	$726,165	$11,812

Allowance for loan losses as a % of loans	1.68%	1.79%	-0.11%

Increases in the inventory of unsold homes have led to significant declines in residential real estate values in the Corporation’s market areas. This increased inventory is partially the result of the inability of potential home buyers to obtain financing due to the tightening of loan underwriting criteria by many financial institutions, brokers and government sponsored agencies. While the Corporation has maintained traditional lending standards, the decline in real estate values has had an adverse impact on customers who are experiencing financial difficulties. Historically, customers who experienced difficulties were able to sell their properties for more than the loan balance owed. The steep decline in real estate values has diminished homeowner equity and led borrowers who are experiencing financial difficulties to default on their mortgage loans.
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
As shown in the preceding table, when comparing the first three months of 2011 to the same period in 2010, net loans charged off decreased by $390. This improvement allowed the Corporation to reduce its provision for loan losses in 2011 as compared to 2010. While there have been marked improvements in the level of net loans charged off and nonperforming assets, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.

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
For further discussion on the allocation of the allowance for loan losses, see “Note 6 — Loans and Allowance for Loan Losses” to the Corporation’s interim condensed consolidated financial statements.
Loans Past Due and Loans in Nonaccrual Status
Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses. To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.
The following tables summarize the Corporation’s past due and nonaccrual loans as of:

	March 31, 2011
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$2,395	$594	$3,334	$6,323
Residential mortgage	4,203	167	1,623	5,993
Consumer installment	265	—	—	265

	$6,863	$761	$4,957	$12,581

	December 31, 2010
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$5,291	$175	$4,140	$9,606
Residential mortgage	6,339	310	1,470	8,119
Consumer installment	308	1	—	309

	$11,938	$486	$5,610	$18,034

Troubled Debt Restructurings
The following table summarizes the Corporation’s troubled debt restructurings as of:

		March 31			December 31
	2011			2010
	Accruing			Accruing			Total
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total	Change
Current	$7,849	$459	$8,308	$4,798	$499	$5,297	$3,011
Past due 30-89 days	177	—	177	277	26	303	(126)
Past due 90 days or more	—	76	76	—	163	163	(87)

Total troubled debt restructurings	$8,026	$535	$8,561	$5,075	$688	$5,763	$2,798

Since December 31, 2008 the Corporation has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These loan modifications have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Troubled debt restructurings that have been placed in nonaccrual status may be placed back on accrual status after six months of continuous performance.
To be classified as a troubled debt restructuring, the concessions granted to a customer who is experiencing financial difficulty must meet one of the following criteria:
1.	Reduction of the stated interest rate related to the sole purpose of providing payment relief for the remaining original life of the debt.

2.	Extension of the amortization period beyond typical lending guidelines.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
The following table displays the results of the Corporation’s efforts related to troubled debt restructurings modified since December 31, 2008:

	Successful		Unsuccessful		Total
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
Reduction in interest rate	2	$275	1	$132	3	$407
Extension of amortization	32	7,152	3	114	35	7,266
Reduction in interest rate and extension of amortization	34	6,001	1	93	35	6,094

	68	$13,428	5	$339	73	$13,767

Since December 31, 2008 the Corporation has not restructured any loans as a result of a forbearance of principal or accrued interest. As shown the preceding table, the Corporation has been successful in its efforts to modify loans to prevent foreclosures.

Nonperforming Assets
The following table summarizes the Corporation’s nonperforming assets as of:

	March 31	December 31
	2011	2010	Change
Nonaccrual loans	$4,957	$5,610	$(653)
Accruing loans past due 90 days or more	761	486	275

Total nonperforming loans	5,718	6,096	(378)
Other real estate owned (OREO)	2,575	2,039	536
Repossessed assets	13	28	(15)

Total nonperforming assets	$8,306	$8,163	$143

Nonperforming loans as a % of total loans	0.77%	0.83%	-0.05%

Nonperforming assets as a % of total assets	0.66%	0.67%	-0.01%

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
The following table summarizes the Corporation’s nonaccrual loan balances by type as of:

	March 31	December 31
	2011	2010	Change
Commercial and agricultural	$3,334	$4,140	$(806)
Residential mortgage	1,623	1,470	153

	$4,957	$5,610	$(653)

Included in nonaccrual commercial and agricultural loans was one credit with a balance of $2,329 as of March 31, 2011 and $2,679 as of December 31, 2010. This credit is secured by undeveloped commercial real estate for which there has been a specific allocation established in the amount of $345 as of December 31, 2010. As of March 31, 2011, there was no specific allocation established for this credit as it was charged down to reflect the current market value of the real estate. There were no other individually significant credits included in nonaccrual loans as of March 31, 2011 and December 31, 2010.
Included in the nonaccrual loan balances above were credits currently classified as restructured loans as of:

	March 31	December 31
	2011	2010	Change
Commercial and agricultural	$—	$115	$(115)
Residential mortgage	535	573	(38)

	$535	$688	$(153)

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
Based on management’s analysis, the allowance for loan losses is considered appropriate as of March 31, 2011. Management will continue to closely monitor its overall credit quality during 2011 to ensure that the allowance for loan losses remains appropriate.

NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2011	2010	$	%
Service charges and fees
NSF and overdraft fees	$571	$710	$(139)	-19.6%
ATM and debit card fees	403	345	58	16.8%
Trust fees	221	194	27	13.9%
Freddie Mac servicing fee	182	188	(6)	-3.2%
Service charges on deposit accounts	75	80	(5)	-6.3%
Net originated mortgage servicing rights (loss) income	(14)	75	(89)	N/M
All other	38	36	2	5.6%

Total service charges and fees	1,476	1,628	(152)	-9.3%
Gain on sale of mortgage loans	129	93	36	38.7%
Net loss on trading securities	(19)	(1)	(18)	N/M
Net gain on borrowings measured at fair value	80	56	24	42.9%
Gain on sale of available-for-sale investment securities	—	56	(56)	-100.0%
Other
Earnings on corporate owned life insurance policies	142	169	(27)	-16.0%
Brokerage and advisory fees	139	143	(4)	-2.8%
All other	1	23	(22)	-95.7%

Total other	282	335	(53)	-15.8%

Total noninterest income	$1,948	$2,167	$(219)	-10.1%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been steadily declining over the past two years, with the decline accelerating in the third quarter of 2010 as a result of new regulatory guidance issued by the Federal Reserve Bank being implemented related to NSF and overdraft fees. The Corporation anticipates that NSF and overdraft fees will approximate current levels for the remainder of 2011.

•	The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, income is expected to continue to increase as the usage of debit cards increases.

•	Fluctuations in the gains and losses related to trading securities and borrowings carried at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.

•	The Corporation is continuously analyzing its available-for-sale investment portfolio to take advantage of selling opportunities that would generate gains. Currently, management does not anticipate any significant sales throughout the remainder of 2011.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2011	2010	$	%
Compensation and benefits
Leased employee salaries	$3,556	$3,377	$179	5.3%
Leased employee benefits	1,443	1,213	230	19.0%
All other	6	5	1	20.0%

Total compensation and benefits	5,005	4,595	410	8.9%

Occupancy
Depreciation	148	145	3	2.1%
Outside services	162	124	38	30.6%
Property taxes	128	114	14	12.3%
Utilities	127	123	4	3.3%
Building repairs	60	39	21	53.8%
All other	21	17	4	23.5%

Total occupancy	646	562	84	14.9%

Furniture and equipment
Depreciation	499	453	46	10.2%
Computer / service contracts	460	429	31	7.2%
ATM and debit card fees	139	142	(3)	-2.1%
All other	8	7	1	14.3%

Total furniture and equipment	1,106	1,031	75	7.3%

FDIC insurance premiums	334	306	28	9.2%

Other
Marketing and community relations	223	388	(165)	-42.5%
Foreclosed asset and collection	100	199	(99)	-49.7%
Directors fees	211	209	2	1.0%
Audit and SOX compliance fees	156	245	(89)	-36.3%
Education and travel	105	114	(9)	-7.9%
Printing and supplies	100	96	4	4.2%
Postage and freight	100	83	17	20.5%
Legal fees	62	83	(21)	-25.3%
Amortization of deposit premium	76	86	(10)	-11.6%
Consulting fees	33	46	(13)	-28.3%
All other	330	311	19	6.1%

Total other	1,496	1,860	(364)	-19.6%

Total noninterest expenses	$8,587	$8,354	$233	2.8%

Significant changes in noninterest expenses are detailed below:
•	Leased employee salaries have increased due to annual merit increases and the continued growth of the Corporation.

•	Leased employee benefits returned to more normal levels when the first three months of 2011 is compared to the same period in 2010. Expenses during the first quarter of 2010 were abnormally low due to reduced health care related expenses, which tend to fluctuate from period to period. The Corporation expects leased employee benefits to remain at current levels for the remainder of 2011.

•	Marketing and community relations returned to normal levels in the first three months of 2011 when compared to the same period in 2010 as a result of nonrecurring charitable contributions made in the first quarter of 2010. The Corporation anticipates marketing and community relations to approximate current levels throughout the remainder of 2011.

•	While foreclosed asset and collection expenses have declined from 2010, they continue to be at historically high levels. Management anticipates that these expenses will approximate current levels throughout the remainder of 2011.

•	The decline in Audit and Sox compliance fees is primarily due to the timing of performance of recurring audit procedures. Management does not anticipate any significant changes for the remainder of 2011.

•	The Corporation’s legal expenses can fluctuate from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations. At this time, the Corporation is not aware of any significant legal matters for 2011.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	March 31	December 31%		Change
	2011	2010	$ Change	(unannualized)
ASSETS
Cash and cash equivalents	$23,332	$18,109	$5,223	28.84%
Certificates of deposit held in other financial institutions	13,868	15,808	(1,940)	-12.27%
Trading securities	5,433	5,837	(404)	-6.92%
Available-for-sale securities	361,960	330,724	31,236	9.44%
Mortgage loans available-for-sale	252	1,182	(930)	-78.68%
Loans	737,977	735,304	2,673	0.36%
Allowance for loan losses	(12,381)	(12,373)	(8)	0.06%
Premises and equipment	24,219	24,627	(408)	-1.66%
Goodwill and other intangible assets	47,015	47,091	(76)	-0.16%
Equity securities without readily determinable fair values	17,423	17,564	(141)	-0.80%
Other assets	43,083	41,937	1,146	2.73%

TOTAL ASSETS	$1,262,181	$1,225,810	$36,371	2.97%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$923,247	$877,339	$45,908	5.23%
Borrowed funds	183,263	194,917	(11,654)	-5.98%
Accrued interest payable and other liabilities	8,070	8,393	(323)	-3.85%

Total liabilities	1,114,580	1,080,649	33,931	3.14%
Shareholders’ equity	147,601	145,161	2,440	1.68%

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,262,181	$1,225,810	$36,371	2.97%

As shown above, the Corporation has had significant deposit growth since year end. However, as loans have remained essentially unchanged, the Corporation increased cash and cash equivalents (which includes interest bearing balances due from banks) and available-for-sale investment securities. As deposits are anticipated to continue to grow throughout the remainder of 2011, the Corporation’s holdings of available-for-sale investment securities are expected to increase as well.
The following table outlines the changes in the loan portfolio:

	March 31	December 31%		Change
	2011	2010	$ Change	(unannualized)
Commercial	$350,456	$348,852	$1,604	0.46%
Agricultural	69,993	71,446	(1,453)	-2.03%
Residential real estate mortgage	288,245	284,029	4,216	1.48%
Installment	29,283	30,977	(1,694)	-5.47%

	$737,977	$735,304	$2,673	0.36%

\

The following table outlines the changes in the deposit portfolio:

	March 31	December 31%		Change
	2011	2010	$ Change	(unannualized)
Noninterest bearing demand deposits	$108,720	$104,902	$3,818	3.64%
Interest bearing demand deposits	152,784	142,259	10,525	7.40%
Savings deposits	200,954	177,817	23,137	13.01%
Certificates of deposit	393,200	386,435	6,765	1.75%
Brokered certificates of deposit	52,147	53,748	(1,601)	-2.98%
Internet certificates of deposit	15,442	12,178	3,264	26.80%

Total	$923,247	$877,339	$45,908	5.23%

As shown in the preceding table, the growth in deposits since December 31, 2010 has primarily been in the savings category. This growth was the result of focused marketing efforts to increase deposit market share in the communities served. Management anticipates that deposits will continue to grow in 2011.
Borrowed funds consist of the following obligations as of:

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$122,343	3.56%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	41,406	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	19,514	3.03%	19,623	3.01%
Federal funds purchased	—	—	16,000	0.60%

Total	$183,263	2.76%	$194,917	2.53%

Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 30,531 shares or $728 of common stock during the first three months of 2011, as compared to 29,147 shares or $736 of common stock during the same period in 2010. The Corporation also offers a deferred compensation plan for its directors, which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, the Corporation increased shareholders’ equity by $180 and $181 during the three month periods ended March 31, 2011 and 2010, respectively.
The Board of Directors has approved a common stock repurchase plan to enable the Corporation to repurchase its common stock. During the first three months of 2011 and 2010, pursuant to this plan, the Corporation repurchased 31,739 shares of common stock at an average price of $18.18 and 34,165 shares of common stock at an average price of $18.41, respectively. As of March 31, 2011, the Corporation was authorized to repurchase up to an additional 7,698 shares of common stock.
Accumulated other comprehensive income increased $1,358 for the three month period ended March 31, 2011, net of tax. The increase is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its investment portfolio and believes that there are no losses that are other-than-temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.23% as of March 31, 2011.
There are no commitments for significant capital expenditures for the remainder of 2011.

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

	March 31	December 31
	2011	2010	Required
Equity Capital	12.53%	12.44%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.78%	13.69%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At March 31, 2011, the Bank exceeded these minimum capital requirements. Recently passed legislation may increase the required level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity. These categories totaled $394,197 or 31.2% of assets as of March 31, 2011 as compared to $360,677 or 29.4% as of December 31, 2010. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.
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
The following table summarizes the Corporation’s sources and uses of cash for the three month periods ended March 31:

	2011	2010	$ Variance
Net cash provided by operating activities	$4,460	$9,416	$(4,956)
Net cash used in investing activities	(32,157)	(21,278)	(10,879)
Net cash provided by financing activities	32,920	8,194	24,726

Increase (Decrease) in cash and cash equivalents	5,223	(3,668)	8,891
Cash and cash equivalents January 1	18,109	22,706	(4,597)

Cash and cash equivalents March 31	$23,332	$19,038	$4,294

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

	Contract Amount
	March 31	December 31
	2011	2010
Unfunded commitments under lines of credit	$104,082	$110,201
Commercial and standby letters of credit	4,711	4,881
Commitments to grant loans	19,459	13,382
Unfunded commitments under commercial lines of credit, revolving credit home equity lines of credit, and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and may not be drawn upon to the total extent to which the Corporation is committed. A majority of such commitments are at fixed rates of interest; a portion is unsecured.
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

Item 3 — Quantitative and Qualitative Disclosures about Market Risk
The Corporation’s primary market risks are interest rate risk and liquidity risk. The Corporation has no significant foreign exchange risk and does not utilize interest rate swaps or derivatives, except for interest rate locks and forward loan commitments, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact on the Corporation’s interest income and cash flows. The Corporation does have a significant amount of loans extended to borrowers in agricultural production. The cash flow of such borrowers and ability to service debt is largely dependent on commodity prices. The Corporation mitigates these risks by using conservative price and production yields when calculating a borrower’s available cash flow to service their debt.
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
The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ending December 31, 2011, the Corporation’s net interest income would decrease during a period of increasing interest rates.
The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of March 31, 2011 and December 31, 2010. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	March 31, 2011							Fair Value
(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	03/31/11

Rate sensitive assets
Other interest bearing assets	$13,454	$4,345	$1,060	$—	$—	$—	$18,859	$18,947
Average interest rates	0.86%	1.77%	1.98%	—	—	—	1.13%
Trading securities	$1,818	$2,066	$1,028	$521	$—	$—	$5,433	$5,433
Average interest rates	3.52%	2.52%	2.49%	2.54%	—	—	2.85%
Fixed interest rate securities	$68,144	$40,075	$35,716	$33,653	$28,525	$155,847	$361,960	$361,960
Average interest rates	3.50%	3.34%	3.35%	3.39%	3.40%	3.22%	3.33%
Fixed interest rate loans	$112,374	$121,528	$135,246	$72,049	$70,019	$75,374	$586,590	$591,231
Average interest rates	7.33%	6.50%	6.06%	6.38%	5.84%	5.74%	6.37%
Variable interest rate loans	$66,097	$19,981	$21,408	$17,067	$15,677	$11,157	$151,387	$151,387
Average interest rates	4.60%	4.48%	4.09%	3.82%	3.72%	5.12%	4.37%

Rate sensitive liabilities
Borrowed funds	$62,482	$28,146	$20,102	$17,533	$35,000	$20,000	$183,263	$188,111
Average interest rates	0.83%	3.91%	2.36%	3.44%	4.22%	2.56%	2.56%
Savings and NOW accounts	$92,162	$82,813	$56,591	$37,990	$25,797	$58,385	$353,738	$353,738
Average interest rates	0.22%	0.22%	0.21%	0.19%	0.18%	0.16%	0.20%
Fixed interest rate time deposits	$228,055	$106,179	$44,673	$33,678	$41,376	$4,874	$458,835	$457,059
Average interest rates	1.71%	2.72%	3.22%	2.83%	2.90%	2.13%	2.28%
Variable interest rate time deposits	$1,135	$819	$—	$—	$—	$—	$1,954	$1,954
Average interest rates	1.16%	0.96%	—	—	—	—	1.08%

	December 31, 2010							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10

Rate sensitive assets
Other interest bearing assets	$10,550	$5,429	$960	$—	$—	$—	$16,939	$17,039
Average interest rates	0.96%	1.82%	2.16%	—	—	—	1.30%
Trading securities	$1,918	$2,366	$1,031	$522	$—	$—	$5,837	$5,837
Average interest rates	3.46%	2.31%	2.42%	2.47%	—	—	2.72%
Fixed interest rate securities	$64,652	$42,984	$32,871	$29,395	$24,438	$136,384	$330,724	$330,724
Average interest rates	3.68%	3.42%	3.30%	3.33%	3.28%	3.13%	3.32%
Fixed interest rate loans	$128,277	$121,434	$140,019	$67,423	$68,569	$66,010	$591,732	$603,435
Average interest rates	6.80%	6.63%	6.26%	6.47%	6.08%	5.83%	6.41%
Variable interest rate loans	$59,536	$17,306	$22,523	$15,118	$18,830	$10,259	$143,572	$143,572
Average interest rates	4.94%	4.76%	4.27%	3.78%	3.69%	5.21%	4.55%

Rate sensitive liabilities
Borrowed funds	$74,151	$33,013	$15,127	$37,087	$25,539	$10,000	$194,917	$200,603
Average interest rates	0.62%	3.46%	2.55%	3.11%	4.60%	2.35%	2.33%
Savings and NOW accounts	$74,278	$73,818	$53,174	$35,872	$24,520	$58,414	$320,076	$320,076
Average interest rates	0.21%	0.21%	0.20%	0.19%	0.18%	0.15%	0.19%
Fixed interest rate time deposits	$215,648	$113,338	$44,269	$31,414	$39,474	$6,278	$450,421	$452,392
Average interest rates	1.79%	2.67%	3.35%	2.86%	2.97%	3.26%	2.36%
Variable interest rate time deposits	$1,279	$661	$—	$—	$—	$—	$1,940	$1,940
Average interest rates	1.21%	1.06%	—	—	—	—	1.16%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2011, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
Item 1A — Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
The following table provides information for the three month period ended March 31, 2011, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, December 31, 2011				39,437
January 1 - 31, 2011	7,702	$17.92	7,702	31,735
February 1 - 28, 2011	17,355	18.27	17,355	14,380
March 1 - 31, 2011	6,682	18.26	6,682	7,698

Balance, March 31, 2011	31,739	$18.18	31,739	7,698

Item 6 — Exhibits
     (a) Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation
Date: May 2, 2011	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer (Principal Executive Officer)

Date: May 2, 2011	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)