Form 10-Q
period 2011-06-30
ISABELLA BANK CORP
filed 2011-08-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2011
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
     Common Stock no par value, 7,580,042 as of July 22, 2011

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I	3

Item 1 Interim Condensed Consolidated Financial Statements (Unaudited)	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3 Quantitative and Qualitative Disclosures about Market Risk	51

Item 4 Controls and Procedures	53

PART II	54

Item 1 Legal Proceedings	54

Item 1A Risk Factors	54

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6 Exhibits	55

SIGNATURES	56
EX-31.A
EX-31.B
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1 — Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	June 30	December 31
	2011	2010
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,707	$16,978
Interest bearing balances due from banks	1,085	1,131

Total cash and cash equivalents	21,792	18,109
Certificates of deposit held in other financial institutions	10,874	15,808
Trading securities	4,910	5,837
Available-for-sale securities (amortized cost of $373,607 in 2011 and $329,435 in 2010)	380,225	330,724
Mortgage loans available-for-sale	764	1,182
Loans
Agricultural	72,126	71,446
Commercial	358,943	348,852
Installment	31,035	30,977
Residential real estate mortgage	284,190	284,029

Total loans	746,294	735,304
Less allowance for loan losses	12,378	12,373

Net loans	733,916	722,931
Premises and equipment	24,229	24,627
Corporate owned life insurance	17,753	17,466
Accrued interest receivable	5,579	5,456
Equity securities without readily determinable fair values	17,061	17,564
Goodwill and other intangible assets	46,939	47,091
Other assets	17,228	19,015

TOTAL ASSETS	$1,281,270	$1,225,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$113,635	$104,902
NOW accounts	148,176	142,259
Certificates of deposit under $100 and other savings	443,909	425,981
Certificates of deposit over $100	218,479	204,197

Total deposits	924,199	877,339
Borrowed funds ($10,306 in 2011 and $10,423 in 2010 at fair value)	196,480	194,917
Accrued interest payable and other liabilities	9,077	8,393

Total liabilities	1,129,756	1,080,649

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,576,676 (including 30,312 shares to be issued) in 2011 and 7,550,074 (including 32,686 shares to be issued) in 2010	134,063	133,592
Shares to be issued for deferred compensation obligations	4,735	4,682
Retained earnings	10,703	8,596
Accumulated other comprehensive income (loss)	2,013	(1,709)

Total shareholders’ equity	151,514	145,161

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,281,270	$1,225,810

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands except per share data)

			Shares to be
			Issued for		Accumulated
	Common		Deferred		Other
	Stock Shares	Common	Compensation	Retained	Comprehensive
	Outstanding	Stock	Obligations	Earnings	Income (Loss)	Totals
Balance, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	4,174	3,744	7,918
Issuance of common stock	59,197	1,529	—	—	—	1,529
Common stock issued for deferred compensation obligations	26,898	537	(448)	—	—	89
Share based payment awards under equity compensation plan	—	—	332	—	—	332
Common stock purchased for deferred compensation obligations	—	(254)	—	—	—	(254)
Common stock repurchased pursuant to publicly announced repurchase plan	(76,097)	(1,426)	—	—	—	(1,426)
Cash dividends ($0.36 per share)	—	—	—	(2,712)	—	(2,712)

Balance, June 30, 2010	7,545,191	$133,829	$4,391	$6,434	$1,625	$146,279

Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income	—	—	—	4,988	3,722	8,710
Issuance of common stock	61,218	1,346	—	—	—	1,346
Common stock issued for deferred compensation obligations	14,842	266	(254)	—	—	12
Share based payment awards under equity compensation plan	—	—	307	—	—	307
Common stock purchased for deferred compensation obligations	—	(227)	—	—	—	(227)
Common stock repurchased pursuant to publicly announced repurchase plan	(50,458)	(914)	—	—	—	(914)
Cash dividends ($0.38 per share)	—	—	—	(2,881)	—	(2,881)

Balance, June 30, 2011	7,575,676	$134,063	$4,735	$10,703	$2,013	$151,514

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(Dollars in thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest income
Loans, including fees	$11,464	$11,651	$22,825	$23,168
Investment securities
Taxable	1,836	1,346	3,349	2,625
Nontaxable	1,189	1,079	2,368	2,173
Trading account securities	47	86	98	191
Federal funds sold and other	133	110	267	214

Total interest income	14,669	14,272	28,907	28,371
Interest expense
Deposits	2,776	2,874	5,561	5,757
Borrowings	1,325	1,417	2,593	2,934

Total interest expense	4,101	4,291	8,154	8,691

Net interest income	10,568	9,981	20,753	19,680
Provision for loan losses	603	1,056	1,420	2,263

Net interest income after provision for loan losses	9,965	8,925	19,333	17,417

Noninterest income
Service charges and fees	1,617	1,494	3,093	3,122
Gain on sale of mortgage loans	53	74	182	167
Net loss on trading securities	(8)	(37)	(27)	(38)
Net gain (loss) on borrowings measured at fair value	37	(3)	117	53
Gain on sale of available-for-sale investment securities	—	—	—	56
Other	279	342	561	677

Total noninterest income	1,978	1,870	3,926	4,037

Noninterest expenses
Compensation and benefits	4,746	4,565	9,751	9,160
Occupancy	613	557	1,259	1,119
Furniture and equipment	1,127	1,082	2,233	2,113
FDIC insurance premiums	331	313	665	619
Other	1,962	1,758	3,458	3,618

Total noninterest expenses	8,779	8,275	17,366	16,629

Income before federal income tax expense	3,164	2,520	5,893	4,825
Federal income tax expense	492	369	905	651

NET INCOME	$2,672	$2,151	$4,988	$4,174

Earnings per share
Basic	$0.35	$0.29	$0.66	$0.55

Diluted	$0.34	$0.28	$0.64	$0.54

Cash dividends per basic share	$0.19	$0.18	$0.38	$0.36

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Net income	$2,672	$2,151	$4,988	$4,174

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	3,576	4,633	5,329	5,993
Reclassification adjustment for net realized gains included in net income	—	—	—	(56)

Net unrealized gains	3,576	4,633	5,329	5,937
Tax effect	(1,212)	(1,704)	(1,607)	(2,193)

Other comprehensive income, net of tax	2,364	2,929	3,722	3,744

COMPREHENSIVE INCOME	$5,036	$5,080	$8,710	$7,918

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30
	2011	2010
OPERATING ACTIVITIES
Net income	$4,988	$4,174
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	1,420	2,263
Impairment of foreclosed assets	35	90
Depreciation	1,282	1,235
Amortization and impairment of originated mortgage servicing rights	193	283
Amortization of acquisition intangibles	152	172
Net amortization of available-for-sale securities	693	442
Gain on sale of available-for-sale securities	—	(56)
Net unrealized losses on trading securities	27	38
Net gain on sale of mortgage loans	(182)	(167)
Net unrealized gains on borrowings measured at fair value	(117)	(53)
Increase in cash value of corporate owned life insurance	(287)	(292)
Realized gain on redemption of corporate owned life insurance	—	(21)
Share-based payment awards under equity compensation plan	307	332
Origination of loans held for sale	(17,247)	(22,311)
Proceeds from loan sales	17,847	24,295
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	900	6,302
Accrued interest receivable	(123)	520
Other assets	653	(593)
Accrued interest payable and other liabilities	684	(29)

Net cash provided by operating activities	11,225	16,624

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	4,934	(7,043)
Activity in available-for-sale securities
Maturities, calls, and sales	33,799	36,924
Purchases	(78,664)	(40,249)
Loan principal originations and collections, net	(13,462)	(7,627)
Proceeds from sales of foreclosed assets	859	1,662
Purchases of premises and equipment	(884)	(2,093)
Purchases of corporate owned life insurance	—	(175)
Proceeds from the redemption of corporate owned life insurance	—	154

Net cash used in investing activities	(53,418)	(18,447)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30
	2011	2010
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	46,860	22,161
Net increase (decrease) in other borrowed funds	1,680	(9,158)
Cash dividends paid on common stock	(2,881)	(2,712)
Proceeds from issuance of common stock	1,092	1,081
Common stock repurchased	(648)	(889)
Common stock purchased for deferred compensation obligations	(227)	(254)

Net cash provided by financing activities	45,876	10,229

INCREASE IN CASH AND CASH EQUIVALENTS	3,683	8,406
Cash and cash equivalents at beginning of period	18,109	22,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,792	$31,112

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$8,156	$8,744
Federal income taxes paid	365	136

SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,057	$1,668
Common stock issued for deferred compenstion obligations	254	448
Common stock repurchased from an associated grantor trust (Rabbi Trust)	(266)	(537)
See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands except per share amounts)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2010.
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
Pending Accounting Standards Updates
ASU No. 2011-01: “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”
In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables” to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was initially intended to be effective for interim and annual periods ending after December 15, 2010. The effective date of the new disclosures about troubled debt restructurings has been delayed to coordinate with the newly issued guidance for determining what constitutes a troubled debt restructuring. The new disclosures will be effective for interim and annual periods beginning on or after June 15, 2011.

ASU No. 2011-02: “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”
In April 2011, ASU No. 2011-02 amended ASC Topic 310, “Receivables” to clarify authoritative guidance as to what loan modifications constitute concessions, and would therefore be considered a troubled debt restructuring. Classification as a troubled debt restructuring will automatically classify such loans as impaired. ASU No. 2011-02 clarifies that:
•	If a debtor does not otherwise have access to funds at a market rate for debt with similar risk characteristics as the modified debt, the modification would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession.
•	A modification that results in a temporary or permanent increase in the contractual interest rate cannot be presumed to be at a rate that is at or above a market rate and therefore could still be considered a concession.
•	A creditor must consider whether a borrower’s default is “probable” on any of its debt in the foreseeable future when assessing financial difficulty.
•	A modification that results in an insignificant delay in payments is not a concession.
In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring. The new authoritative guidance is effective for interim and annual periods beginning on or after June 15, 2011 and is likely to increase the volume of loans that the Corporation classifies as troubled debt restructurings. The Corporation is currently in the process of evaluating the extent of the impact that this standard will have on the Corporation’s financial statements.
ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements”
In April 2011, ASU No. 2011-03 amended ASC Topic 310, “Transfers and Servicing” to eliminate from the assessment of effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee’s default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to impact the Corporation’s consolidated financial statements.
ASU No. 2011-04: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”
In May 2011, ASU No. 2011-04 amended ASC Topic 820, “Fair Value Measurement” to align fair value measurements and disclosures in U.S. Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS). The ASU changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value.
The ASU clarifies the application of existing fair value measurements and disclosure requirements related to:
•	The application of highest and best use and valuation premise concepts.
•	Measuring the fair value of an instrument classified in a reporting entity’s stockholders’ equity.
•	Disclosure about fair value measurements within Level 3 of the fair value hierarchy.
The ASU also changes particular principles or requirements for measuring fair value and disclosing information measuring fair value and disclosures related to:
•	Measuring the fair value of financial instruments that are managed within a portfolio.
•	Application of premiums and discounts in a fair value measurement.
The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to have a significant impact on the Corporation’s consolidated financial statements.

ASU No. 2011-05: “Presentation of Comprehensive Income”
In June 2011, ASU No. 2011-05 amended ASC Topic 220, “Comprehensive Income” to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. In addition, to increase the prominence of items reported in other comprehensive income, and to facilitate the convergence of GAAP and IFRS, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.
The new authoritative guidance is effective for interim and annual periods beginning on or after December 15, 2011 and is not expected to have a significant impact on Corporation’s consolidated financial statements since the Corporation has always elected to present a separate statement of comprehensive income.
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
Earnings per common share have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Average number of common shares outstanding for basic calculation	7,570,752	7,544,629	7,564,060	7,542,693
Average potential effect of shares in the Directors Plan (1)	194,964	185,950	194,051	184,178

Average number of common shares outstanding used to calculate diluted earnings per common share	7,765,716	7,730,579	7,758,111	7,726,871

Net income	$2,672	$2,151	$4,988	$4,174

Earnings per share
Basic	$0.35	$0.29	$0.66	$0.55

Diluted	$0.34	$0.28	$0.64	$0.54

(1)	Exclusive of shares held in the Rabbi Trust

NOTE 4 — TRADING SECURITIES
Trading securities, at fair value, consist of the following investments at:

	June 30	December 31
	2011	2010
States and political subdivisions	$4,910	$5,837
Included in the net trading losses of $27 during the first six months of 2011 were $32 of net unrealized trading losses on securities that relate to the Corporation’s trading portfolio as of June 30, 2011.
NOTE 5 — AVAILABLE-FOR-SALE SECURITIES
The amortized cost and fair value of available-for-sale securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$5,394	$9	$—	$5,403
States and political subdivisions	163,374	4,181	221	167,334
Auction rate money market preferred	3,200	—	366	2,834
Preferred stocks	7,800	34	264	7,570
Mortgage-backed securities	104,992	2,268	289	106,971
Collateralized mortgage obligations	88,847	1,381	115	90,113

Total	$373,607	$7,873	$1,255	$380,225

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$5,394	$10	$—	$5,404
States and political subdivisions	167,328	3,349	960	169,717
Auction rate money market preferred	3,200	—	335	2,865
Preferred stocks	7,800	—	864	6,936
Mortgage-backed securities	101,096	1,633	514	102,215
Collateralized mortgage obligations	44,617	103	1,133	43,587

Total	$329,435	$5,095	$3,806	$330,724

The amortized cost and fair value of available-for-sale securities by contractual maturity at June 30, 2011 are as follows:

	Maturing				Securities
		After One	After Five		With
	Due in	Year But	Years But		Variable
	One Year	Within	Within	After	Monthly
	or Less	Five Years	Ten Years	Ten Years	Payments	Total
Government sponsored enterprises	$—	$5,000	$394	$—	$—	$5,394
States and political subdivisions	3,583	33,405	84,853	41,533	—	163,374
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	7,800	7,800
Mortgage-backed securities	—	—	—	—	104,992	104,992
Collateralized mortgage obligations	—	—	—	—	88,847	88,847

Total amortized cost	$3,583	$38,405	$85,247	$41,533	$204,839	$373,607

Fair value	$3,574	$39,475	$87,853	$52,222	$197,101	$380,225

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.
Because of their variable monthly payments, auction rate money market preferreds, preferred stocks, mortgage-backed securities, and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to sales of available-for-sale securities is as follows during the six month periods ended June 30, 2010:

Proceeds from sales of securities	$3,722

Gross realized gains	$59
Gross realized losses	(3)

Net realized gains	$56

Applicable income tax expense	$19

There were no sales of available-for-sale securities in the first six months of 2011. The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to available-for-sale securities with gross unrealized losses at June 30, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
States and political subdivisions	$221	$13,555	$—	$—	$221
Auction rate money market preferred	—	—	366	2,834	366
Preferred stocks	—	—	264	3,536	264
Mortgage-backed securities	289	23,163	—	—	289
Collateralized mortgage obligations	115	4,898	—	—	115

Total	$625	$41,616	$630	$6,370	$1,255

Number of securities in an unrealized loss position:		37		4	41

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross		Gross		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized
	Losses	Value	Losses	Value	Losses
States and political subdivisions	$960	$29,409	$—	$—	$960
Auction rate money market preferred	—	—	335	2,865	335
Preferred stocks	—	—	864	2,936	864
Mortgage-backed securities	514	38,734	—	—	514
Collateralized mortgage obligations	1,133	33,880	—	—	1,133

Total	$2,607	$102,023	$1,199	$5,801	$3,806

Number of securities in an unrealized loss position:		82		4	86

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
Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of June 30, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using weighted average discount rates between 5.70% and 6.97% as of June 30, 2011.

As of June 30, 2011, the Corporation held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

As of June 30, 2011 and December 31, 2010, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:
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
Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any such securities are other-than-temporarily impaired as of June 30, 2011 or December 31, 2010.
NOTE 6 —LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of the major classifications of loans is as follows as of:

	June 30	December 31
	2011	2010
Mortgage loans on real estate
Residential 1-4 family	$211,879	$207,749
Commercial	248,709	239,810
Agricultural	42,817	44,246
Construction and land development	9,838	12,250
Second mortgages	23,810	26,712
Equity lines of credit	38,663	37,318

Total mortgage loans	575,716	568,085

Commercial and agricultural loans
Commercial	110,234	109,042
Agricultural production	29,309	27,200

Total commercial and agricultural loans	139,543	136,242

Consumer installment loans	31,035	30,977

Total loans	746,294	735,304
Less: allowance for loan losses	12,378	12,373

Net loans	$733,916	$722,931

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
Commercial loans include loans for commercial real estate, farmland and agricultural production, state and political subdivisions, and commercial operating loans. The largest concentration of commercial loans is commercial real estate. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial real estate loans generally require loan to value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.
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

A summary of changes in the allowance for loan losses by loan segments follows:

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Three Months Ended June 30, 2011
			Residential
	Commercial	Agricultural	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
April 1, 2011	$6,246	$776	$3,422	$622	$1,315	$12,381
Loans charged off	(214)	(1)	(555)	(139)	—	(909)
Recoveries	209	—	29	65	—	303
Provision for loan losses	497	(11)	(11)	112	16	603

June 30, 2011	$6,738	$764	$2,885	$660	$1,331	$12,378

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	For the Six Months Ended June 30, 2011
			Residential
	Commercial	Agricultural	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(869)	(1)	(878)	(284)	—	(2,032)
Recoveries	346	—	103	168	—	617
Provision for loan losses	1,213	(268)	462	171	(158)	1,420

June 30, 2011	$6,738	$764	$2,885	$660	$1,331	$12,378

Allowance for loan losses as of June 30, 2011
Individually evaluated for impairment	$485	$563	$812	$—	$—	$1,860
Collectively evaluated for impairment	6,253	201	2,073	660	1,331	10,518

Total	$6,738	$764	$2,885	$660	$1,331	$12,378

Loans as of June 30, 2011
Individually evaluated for impairment	$10,224	$3,161	$5,598	$—		$18,983
Collectively evaluated for impairment	348,719	68,965	278,592	31,035		727,311

Total	$358,943	$72,126	$284,190	$31,035		$746,294

	Allowance for Credit Losses and Recorded Investment in Financing Receivables
	As of December 31, 2010
			Residential
	Commercial	Agricultural	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$490	$558	$732	$—	$—	$1,780
Collectively evaluated for impairment	5,558	475	2,466	605	1,489	10,593

Total	$6,048	$1,033	$3,198	$605	$1,489	$12,373

Loans
Individually evaluated for impairment	$4,890	$2,629	$4,866	$—		$12,385
Collectively evaluated for impairment	343,962	68,817	279,163	30,977		722,919

Total	$348,852	$71,446	$284,029	$30,977		$735,304

Following is a summary of changes in the allowance for loan losses for the three and six months ended June 30, 2010:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2010
Balance at beginning of period	12,987	$12,979
Loans charged off	(1,366)	(2,969)
Recoveries	341	745
Provision charged to income	1,056	2,263

June 30, 2010	$13,018	$13,018

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

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	June 30, 2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$10	$10	$—	$—	$—
2 - High quality	10,344	18,807	29,151	2,713	1,388	4,101
3 - High satisfactory	78,568	24,502	103,070	11,116	3,793	14,909
4 - Low satisfactory	120,620	56,494	177,114	22,727	15,352	38,079
5 - Special mention	21,839	7,514	29,353	3,879	4,118	7,997
6 - Substandard	13,156	2,859	16,015	2,192	4,123	6,315
7 - Vulnerable	377	1	378	—	—	—
8 - Doubtful	3,805	47	3,852	190	535	725

Total	$248,709	$110,234	$358,943	$42,817	$29,309	$72,126

	December 31, 2010
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$10,995	$13,525	$24,520	$3,792	$1,134	$4,926
3 - High satisfactory	74,912	30,322	105,234	11,247	3,235	14,482
4 - Low satisfactory	119,912	57,403	177,315	22,384	14,862	37,246
5 - Special mention	19,560	6,507	26,067	4,169	3,356	7,525
6 - Substandard	10,234	1,104	11,338	2,654	4,613	7,267
7 - Vulnerable	3,339	54	3,393	—	—	—
8 - Doubtful	858	127	985	—	—	—

Total	$239,810	$109,042	$348,852	$44,246	$27,200	$71,446

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

The Corporation’s primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the Corporation’s past due and current loans as of:

	June 30, 2011
	Accruing Interest			Total
	and Past Due:			Past Due
	30-89	90 Days		and
	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$1,713	$525	$3,442	$5,680	$243,029	$248,709
Commercial other	549	—	29	578	109,656	110,234

Total commercial	2,262	525	3,471	6,258	352,685	358,943

Agricultural
Agricultural real estate	202	—	189	391	42,426	42,817
Agricultural other	3	—	535	538	28,771	29,309

Total agricultural	205	—	724	929	71,197	72,126

Residential mortgage
Senior liens	2,044	139	1,790	3,973	217,744	221,717
Junior liens	173	—	55	228	23,582	23,810
Home equity lines of credit	663	—	—	663	38,000	38,663

Total residential mortgage	2,880	139	1,845	4,864	279,326	284,190

Consumer
Secured	159	12	—	171	25,775	25,946
Unsecured	33	—	—	33	5,056	5,089

Total consumer	192	12	—	204	30,831	31,035

Total	$5,539	$676	$6,040	$12,255	$734,039	$746,294

	December 31, 2010
	Accruing Interest			Total
	and Past Due:			Past Due
	30-89	90 Days		and
	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$4,814	$125	$4,001	$8,940	$230,870	$239,810
Commercial other	381	—	139	520	108,522	109,042

Total commercial	5,195	125	4,140	9,460	339,392	348,852

Agricultural
Agricultural real estate	92	—	—	92	44,154	44,246
Agricultural other	4	50	—	54	27,146	27,200

Total agricultural	96	50	—	146	71,300	71,446

Residential mortgage
Senior liens	5,265	310	1,421	6,996	213,003	219,999
Junior liens	476	—	49	525	26,187	26,712
Home equity lines of credit	598	—	—	598	36,720	37,318

Total residential mortgage	6,339	310	1,470	8,119	275,910	284,029

Consumer
Secured	298	—	—	298	24,781	25,079
Unsecured	10	1	—	11	5,887	5,898

Total consumer	308	1	—	309	30,668	30,977

Total	$11,938	$486	$5,610	$18,034	$717,270	$735,304

The following is a summary of information pertaining to impaired loans as of:

	June 30, 2011			December 31, 2010
		Unpaid			Unpaid
	Outstanding	Principal	Valuation	Outstanding	Principal	Valuation
	Balance	Balance	Allowance	Balance	Balance	Allowance
Impaired loans with a valuation allowance
Commercial real estate	$3,969	$4,104	$485	$3,010	$4,110	$472
Commercial other	—	—	—	18	18	18
Agricultural other	1,356	1,356	563	2,196	2,196	558
Residential mortgage senior liens	5,398	6,717	774	4,292	5,236	698
Residential mortgage junior liens	200	277	38	172	250	34

Total impaired loans with a valuation allowance	$10,923	$12,454	$1,860	$9,688	$11,810	$1,780

Impaired loans without a valuation allowance
Commercial real estate	$4,560	$6,953		$1,742	$2,669
Commercial other	1,767	1,808		169	269
Agricultural real estate	190	190		—	—
Agricultural other	1,281	1,281		—	—
Residential mortgage senior liens	—	—		401	501
Residential mortgage junior liens	—	—		—	—
Consumer secured	27	64		48	85

Total impaired loans without a valuation allowance	$7,825	$10,296		$2,360	$3,524

Impaired loans
Commercial	$10,296	$12,865	$485	$4,939	$7,066	$490
Agricultural	2,827	2,827	563	2,196	2,196	558
Residential mortgage	5,598	6,994	812	4,865	5,987	732
Consumer	27	64	—	48	85	—

Total impaired loans	$18,748	$22,750	$1,860	$12,048	$15,334	$1,780

The following is a summary of information pertaining to impaired loans for the three and six month periods ended June 30, 2011:

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	Average	Interest	Average	Interest
	Outstanding	Income	Outstanding	Income
	Balance	Recognized	Balance	Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,570	$96	$3,490	$120
Commercial other	—	—	9	—
Agricultural other	1,776	9	1,776	42
Residential mortgage senior liens	4,980	70	4,845	106
Residential mortgage junior liens	184	3	186	4

Total impaired loans with a valuation allowance	$9,510	$178	$10,306	$272

Impaired loans without a valuation allowance
Commercial real estate	$4,085	$69	$3,151	$102
Commercial other	1,780	28	968	88
Agricultural real estate	190	—	95	(1)
Agricultural other	641	39	641	39
Residential mortgage senior liens	337	(6)	201	—
Residential mortgage junior liens	1	—	—	—
Consumer secured	36	1	38	3

Total impaired loans without a valuation allowance	$7,070	$131	$5,094	$231

Impaired loans
Commercial	$8,435	$193	$7,618	$310
Agricultural	2,607	48	2,512	80
Residential mortgage	5,502	67	5,232	110
Consumer	36	1	38	3

Total impaired loans	$16,580	$309	$15,400	$503

Total impaired loans June 30, 2010			$12,396	$168

Loans may be classified as impaired if they meet one or more of the following criteria:
     1. There has been a chargeoff of its principal balance (in whole or in part);
     2. The loan has been classified as a troubled debt restructuring; or
     3. The loan is in nonaccrual status.
Impairment is measured on a loan by loan basis for commercial, commercial real estate loans, agricultural, or agricultural mortgage loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent.
Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer loans for impairment allocations and related disclosures.
Interest income is recognized on impaired loans in nonaccrual status on the cash basis, but only after all principal has been collected. For impaired loans not in nonaccrual status, interest income is recognized daily as earned according to the terms of the loan agreement.

No additional funds are committed to be advanced in connection with impaired loans, which include troubled debt restructurings.
The following is a summary of troubled debt restructurings as of:

	June 30	December 31
	2011	2010
Troubled debt restructurings	$11,273	$5,763
NOTE 7 — EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30	December 31
	2011	2010
Federal Home Loan Bank Stock	$7,380	$7,596
Investment in Corporate Settlement Solutions	6,509	6,793
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	293	296

Total	$17,061	$17,564

NOTE 8 — BORROWED FUNDS
Borrowed funds consist of the following obligations as of:

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$132,306	3.44%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	40,110	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,864	3.32%	19,623	3.01%
Federal funds purchased	7,200	0.50%	16,000	0.60%

Total	$196,480	2.67%	$194,917	2.53%

The Federal Home Loan Bank borrowings are collateralized by a blanket lien on all qualified 1-to-4 family mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Corporation. The Corporation had the ability to borrow up to an additional $113,295 based on the assets pledged as collateral as of June 30, 2011.
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $84,724 and $86,381 at June 30, 2011 and December 31, 2010, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates and federal funds purchased generally mature within one to four days from the transaction date. The following table provides a summary of short term borrowings for the three and six month periods ended June 30:

	Three Months Ended June 30
	2011			2010
	Maximum	QTD	Weighted Average	Maximum	QTD	Weighted Average
	Month-End	Average	Interest Rate	Month-End	Average	Interest Rate
	Balance	Balance	During the Period	Balance	Balance	During the Period
Securities sold under agreements to repurchase without stated maturity dates	$43,138	$44,680	0.25%	$43,005	$39,667	0.30%
Federal funds purchased	18,300	4,539	0.54%	—	42	0.50%

	Six Months Ended June 30
	2011			2010
	Maximum	YTD	Weighted Average	Maximum	YTD	Weighted Average
	Month-End	Average	Interest Rate	Month-End	Average	Interest Rate
	Balance	Balance	During the Period	Balance	Balance	During the Period
Securities sold under agreements to repurchase without stated maturity dates	$43,138	$40,715	0.25%	$43,005	$37,637	0.30%
Federal funds purchased	18,300	2,906	0.53%	—	188	0.50%
The Corporation had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family mortgage loans in the following amounts at:

	June 30	December 31
	2011	2010
Pledged to secure borrowed funds	$293,362	$297,297
Pledged to secure repurchase agreements	84,724	86,381
Pledged for public deposits and for other purposes necessary or required by law	17,914	14,626

Total	$396,000	$398,304

The Corporation had no investment securities that are restricted to be pledged for specific purposes.

NOTE 9 — OTHER NONINTEREST EXPENSES
A summary of expenses included in other noninterest expenses are as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Marketing and community relations	$527	$272	$750	$660
Directors fees	206	236	417	445
Audit and SOX compliance fees	167	101	323	346
Foreclosed asset and collection	177	155	277	354
Education and travel	99	98	204	212
Postage and freight	96	100	196	183
Printing and supplies	89	101	189	197
Amortization of deposit premium	76	86	152	172
Legal fees	54	115	116	198
Consulting fees	67	54	100	100
All other	404	440	734	751

Total other	$1,962	$1,758	$3,458	$3,618

NOTE 10 — FEDERAL INCOME TAXES
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Income taxes at 34% statutory rate	$1,076	$857	$2,004	$1,641
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(385)	(352)	(768)	(704)
Earnings on corporate owned life insurance	(50)	(49)	(98)	(106)
Other	(162)	(95)	(256)	(191)

Total effect of nontaxable income	(597)	(496)	(1,122)	(1,001)
Effect of nondeductible expenses	13	8	23	11

Federal income tax expense	$492	$369	$905	$651

Included in other comprehensive income for the three and six month periods ended June 30 are changes in unrealized holding gains of $8 and $603 in 2011 and losses of $377 and $510 in 2010, respectively, related to auction rate money market preferred stock securities and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

NOTE 11 — DEFINED BENEFIT PENSION PLAN
The Corporation has a non contributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation made no contributions to the pension plan during three or six month periods ended June 30, 2011 or 2010. The Corporation anticipates contributing $140 to the plan in the 3rd quarter of 2011.
Following are the components of net periodic benefit cost for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Interest cost on projected benefit obligation	$127	$133	$254	$266
Expected return on plan assets	(130)	(123)	(261)	(246)
Amortization of unrecognized actuarial net loss	39	39	77	77

Net periodic benefit cost	$36	$49	$70	$97

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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	June 30, 2011		December 31, 2010
	Estimated	Carrying	Estimated	Carrying
	Fair Value	Value	Fair Value	Value
ASSETS
Cash and demand deposits due from banks	$21,792	$21,792	$18,109	$18,109
Certicates of deposit held in other financial institutions	10,935	10,874	15,908	15,808
Mortgage loans available-for-sale	764	764	1,182	1,182
Net loans	747,891	733,916	734,634	722,931
Accrued interest receivable	5,579	5,579	5,456	5,456
Equity securities without readily determinable fair values	17,061	17,061	17,564	17,564
Originated mortgage servicing rights	2,617	2,617	2,673	2,667

LIABILITIES
Deposits with no stated maturities	457,352	457,352	424,978	424,978
Deposits with stated maturities	475,564	466,847	454,332	452,361
Borrowed funds	198,411	186,174	190,180	184,494
Accrued interest payable	1,001	1,001	1,003	1,003

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2011			December 31, 2010
Description	Total	Level 2	Level 3	Total	Level 2	Level 3
Recurring items
Trading securities
States and political subdivisions	$4,910	$4,910	$—	$5,837	$5,837	$—

Total trading securities	4,910	4,910	—	5,837	5,837	—

Available-for-sale investment securities
Government sponsored enterprises	5,403	5,403	—	5,404	5,404	—
States and political subdivisions	167,334	167,334	—	169,717	169,717	—
Auction rate money market preferred	2,834	—	2,834	2,865	—	2,865
Preferred stock	7,570	—	7,570	6,936	—	6,936
Mortgage-backed	106,971	106,971	—	102,215	102,215	—
Collateralized mortgage obligations	90,113	90,113	—	43,587	43,587	—

Total available-for-sale investment securities	380,225	369,821	10,404	330,724	320,923	9,801
Borrowed funds	10,306	10,306	—	10,423	10,423	—
Nonrecurring items
Impaired loans	18,748	—	18,748	12,048	—	12,048
Originated mortgage servicing rights	2,617	2,617	—	2,667	2,667	—
Foreclosed assets	2,230	2,230	—	2,067	2,067	—

	$419,036	$389,884	$29,152	$363,766	$341,917	$21,849

Percent of assets and liabilities measured at fair value		93.04%	6.96%		93.99%	6.01%

As of June 30, 2011 and December 31, 2010, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.
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
Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks. Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of June 30, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using weighted average discount rates between 5.70% and 6.97% as of June 30, 2011.
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
Goodwill and other intangible assets: Acquisition intangibles and goodwill are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. For the six month periods ended June 30, 2011 and 2010, there were no impairments recorded on goodwill and other acquisition intangibles.
Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis, or more frequently if an indication of impairment exists, by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. For the six month periods ended June 30, 2011 and 2010, there were no impairments recorded on equity securities without readily determinable fair values.

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
The Corporation has elected to measure a portion of borrowed funds at fair value. These borrowings are recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as Level 2.
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
The table below represents the activity in available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Level 3 inputs at beginning of period	$10,396	$9,894	$9,801	$10,027
Net unrealized gains (losses)	8	(377)	603	(510)

Level 3 inputs — June 30	$10,404	$9,517	$10,404	$9,517

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and six month periods ended June 30, 2011 and 2010, are summarized as follows:

	Three Months Ended June 30
	2011			2010
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring Items
Trading securities	$(8)	$—	$(8)	$(37)	$—	$(37)
Borrowed funds	—	37	37	—	(3)	(3)
Nonrecurring Items
Foreclosed assets	—	(25)	(25)	—	(13)	(13)
Originated mortgage servicing rights	—	(25)	(25)	—	(185)	(185)

Total	$(8)	$(13)	$(21)	$(37)	$(201)	$(238)

	Six Months Ended June 30
	2011			2010
	Trading Gains	Other Gains		Trading Gains	Other Gains
Description	and (Losses)	and (Losses)	Total	and (Losses)	and (Losses)	Total
Recurring items
Trading securities	$(27)	$—	$(27)	$(38)	$—	$(38)
Borrowed funds	—	117	117	—	53	53
Nonrecurring items
Foreclosed assets	—	(35)	(35)	—	(90)	(90)
Originated mortgage servicing rights	—	(18)	(18)	—	(149)	(149)

Total	$(27)	$64	$37	$(38)	$(186)	$(224)

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Borrowings carried at fair value — beginning of period	$10,343	$17,748	$10,423	$17,804
Paydowns and maturities	—	(5,000)	—	(5,000)
Net change in fair value	(37)	3	(117)	(53)

Borrowings carried at fair value — June 30	$10,306	$12,751	$10,306	$12,751

Unpaid principal balance — June 30	$10,000	$12,154	$10,000	$12,154

NOTE 13 — OPERATING SEGMENTS
The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations as of June 30, 2011 and 2010 and each of the three and six month periods then ended, represented 90% or more of the Corporation’s total assets and operating results. As such, no additional segment reporting is presented.

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
Executive Summary
Isabella Bank Corporation, as well as all other financial institutions in Michigan and across the entire country, continues to experience the negative impacts on its operations from the persistent weak economy. The current economic environment has led to historically high levels of loans charged off and foreclosed asset and collection expenses.
In spite of the current economic downturn, the Corporation continues to be profitable, with net income of $4,988 for the six month period ended June 30, 2011. The Corporation’s nonperforming loans have increased slightly to 0.90% of total loans as of June 30, 2011 compared to 0.83% as of December 31, 2010. The ratio of nonperforming loans to total loans for all banks in the Corporation’s peer group was 3.43% as of March 31, 2011 (June 30, 2011 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) was 3.93% for the six month period ended June 30, 2011.
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
The Corporation currently has both available-for-sale and trading investment securities that are carried at fair value. Changes in the fair value of available-for-sale investment securities are included as a component of other comprehensive income, while declines in the fair value of these securities below their cost that are other-than-temporary are reflected as realized losses in the consolidated statements of income. The change in value of trading investment securities is included in current earnings. Management evaluates available-for-sale securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for available-for-sale and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio.
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
Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of June 30, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have call dates within the next year. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using weighted average discount rates between 5.70% and 6.97% as of June 30, 2011.
As of June 30, 2011, the Corporation held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

RESULTS OF OPERATIONS
Selected Financial Data
The following table outlines the results of operations for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
INCOME STATEMENT DATA
Net interest income	$10,568	$9,981	$20,753	$19,680
Provision for loan losses	603	1,056	1,420	2,263
Net income	2,672	2,151	4,988	4,174
PER SHARE DATA
Earnings per share
Basic	$0.35	$0.29	$0.66	$0.55
Diluted	0.34	0.28	0.64	0.54
Cash dividends per common share	0.19	0.18	0.38	0.36
Book value (at end of period)	20.00	19.39	20.00	19.39
RATIOS
Average primary capital to average assets	12.33%	13.07%	12.48%	13.32%
Net income to average assets (annualized)	0.84	0.74	0.79	0.72
Net income to average equity (annualized)	7.31	6.14	6.83	5.88
Net income to average tangible equity (annualized)	10.76	9.16	10.21	8.94
Net Interest Income
Net interest income equals interest income less interest expense and is the primary source of income for the Corporation. Interest income includes loan fees of $655 and $1,221 for the three and six month periods ended June 30, 2011, respectively, as compared to $499 and $902 during the same periods in 2010. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.
(Continued on page 38)

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
The following table displays the results for the three month periods ended June 30:

	2011			2010
		Tax	Average		Tax	Average
	Average	Equivalent	Yield\	Average	Equivalent	Yield\
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Loans	$742,439	$11,464	6.18%	$725,881	$11,651	6.42%
Taxable investment securities	233,681	1,836	3.14%	153,588	1,346	3.51%
Nontaxable investment securities	134,898	1,864	5.53%	118,100	1,697	5.75%
Trading account securities	5,089	71	5.58%	8,714	121	5.55%
Other	33,529	133	1.59%	38,044	110	1.16%

Total earning assets	1,149,636	15,368	5.35%	1,044,327	14,925	5.72%

NON EARNING ASSETS
Allowance for loan losses	(12,551)			(13,317)
Cash and demand deposits due from banks	19,361			15,878
Premises and equipment	24,135			24,577
Accrued income and other assets	94,284			89,310

Total assets	$1,274,865			$1,160,775

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$150,696	47	0.12%	$133,501	35	0.10%
Savings deposits	195,856	122	0.25%	169,036	96	0.23%
Time deposits	464,685	2,607	2.24%	422,111	2,743	2.60%
Borrowed funds	193,669	1,325	2.74%	181,445	1,417	3.12%

Total interest bearing liabilities	1,004,906	4,101	1.63%	906,093	4,291	1.89%

NONINTEREST BEARING LIABILITIES
Demand deposits	110,976			102,634
Other	12,831			11,938
Shareholders’ equity	146,152			140,110

Total liabilities and shareholders’ equity	$1,274,865			$1,160,775

Net interest income (FTE)		$11,267			$10,634

Net yield on interest earning assets (FTE)			3.92%			4.07%

The following table displays the results for the six month periods ended June 30:

	2011			2010
		Tax	Average		Tax	Average
	Average	Equivalent	Yield /	Average	Equivalent	Yield /
	Balance	Interest	Rate	Balance	Interest	Rate
INTEREST EARNING ASSETS
Loans	$738,535	$22,825	6.18%	$725,038	$23,168	6.39%
Taxable investment securities	217,595	3,349	3.08%	147,832	2,625	3.55%
Nontaxable investment securities	134,706	3,870	5.75%	118,434	3,491	5.90%
Trading account securities	5,308	148	5.58%	9,868	262	5.31%
Other	38,405	267	1.39%	35,892	214	1.19%

Total earning assets	1,134,549	30,459	5.37%	1,037,064	29,760	5.74%

NON EARNING ASSETS
Allowance for loan losses	(12,568)			(13,356)
Cash and demand deposits due from banks	19,935			15,994
Premises and equipment	24,323			24,450
Accrued income and other assets	93,446			89,867

Total assets	$1,259,685			$1,154,019

INTEREST BEARING LIABILITIES
Savings deposits	$150,962	93	0.12%	$133,670	70	0.10%
Time deposits	193,002	246	0.25%	167,469	185	0.22%
Borrowed funds	461,030	5,222	2.27%	419,571	5,502	2.62%
	188,306	2,593	2.75%	183,763	2,934	3.19%

Total interest bearing liabilities	993,300	8,154	1.64%	904,473	8,691	1.92%
NONINTEREST BEARING LIABILITIES
Demand deposits	109,189			98,097
Other	11,046			9,356
Shareholders’ equity	146,150			142,093

Total liabilities and shareholders’ equity	$1,259,685			$1,154,019

Net interest income (FTE)		$22,305			$21,069

Net yield on interest earning assets (FTE)			3.93%			4.06%

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

	Three Months Ended			Six Months Ended
	June 30, 2011 Compared to			June 30, 2011 Compared to
	June 30, 2010			June 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$262	$(449)	$(187)	$426	$(769)	$(343)
Taxable investment securities	641	(151)	490	1,110	(386)	724
Nontaxable investment securities	234	(67)	167	469	(90)	379
Trading account securities	(51)	1	(50)	(127)	13	(114)
Other	(14)	37	23	16	37	53

Total changes in interest income	1,072	(629)	443	1,894	(1,195)	699

CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	5	7	12	10	13	23
Savings deposits	16	10	26	30	31	61
Time deposits	261	(397)	(136)	513	(793)	(280)
Borrowed funds	91	(183)	(92)	71	(412)	(341)

Total changes in interest expense	373	(563)	(190)	624	(1,161)	(537)

Net change in interest margin (FTE)	$699	$(66)	$633	$1,270	$(34)	$1,236

Despite the declines in interest rates over the last year (for both interest earning assets and interest bearing liabilities), the Corporation has been able to maintain adequate interest margins.
The Corporation anticipates that net interest margin yield will decline slightly during the remainder 2011 due to the following factors:
•	Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate in the foreseeable future. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as certain securities, are either called or matured during 2011 of which proceeds will likely be reinvested at significantly lower rates of return.

•	Average loans to assets was 58.6% in the first six months of 2011 as compared to 62.8% in 2010. The decline represents a shift of assets from higher yielding loans into lower yielding investments, which negatively impacts net interest margin yield.

•	The interest rates on many types of loans including home equity lines of credit and investment securities with acceptable credit and interest rate risks are currently priced at or below the Corporation’s quarter to date net yield on interest earning

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

	2011	2010	Variance
Allowance for loan losses — January 1	$12,373	$12,979	$(606)
Loans charged off
Commercial and agricultural	(870)	(1,144)	274
Real estate mortgage	(878)	(1,589)	711
Consumer	(284)	(236)	(48)

Total loans charged off	(2,032)	(2,969)	937
Recoveries
Commercial and agricultural	346	291	55
Real estate mortgage	103	302	(199)
Consumer	168	152	16

Total recoveries	617	745	(128)

Provision for loan losses	1,420	2,263	(843)

Allowance for loan losses — June 30	$12,378	$13,018	$(640)

Net loans charged off	$1,415	$2,224	$(809)
Year to date average loans outstanding	738,535	725,038	13,497

Net loans charged off to average loans outstanding	0.19%	0.31%	-0.12%

Total amount of loans outstanding	$746,294	$727,051	$19,243

Allowance for loan losses as a % of loans	1.66%	1.79%	-0.13%

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
As shown in the preceding table, when comparing the first six months of 2011 to the same period in 2010, net loans charged off decreased by $809. This improvement allowed the Corporation to reduce its provision for loan losses for the six month period ended June 30, 2011 as compared to 2010. While there have been marked improvements in the level of net loans charged off, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.
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
The following tables summarize the Corporation’s past due and nonaccrual loans as of:

	June 30, 2011
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$2,467	$525	$4,195	$7,187
Residential mortgage	2,880	139	1,845	4,864
Consumer installment	192	12	—	204

	$5,539	$676	$6,040	$12,255

	December 31, 2010
	Accruing Loans Past Due			Total
		Greater		Past Due
		Than		and
	30-89 Days	90 Days	Nonaccrual	Nonaccrual
Commercial and agricultural	$5,291	$175	$4,140	$9,606
Residential mortgage	6,339	310	1,470	8,119
Consumer installment	308	1	—	309

	$11,938	$486	$5,610	$18,034

Troubled Debt Restructurings
The following table summarizes the Corporation’s troubled debt restructurings component of its impaired loans as of:

	June 30			December 31
	2011			2010
	Accruing			Accruing			Total
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total	Change
Current	$10,609	$38	$10,647	$4,798	$499	$5,297	$5,350
Past due 30-89 days	137	383	520	277	26	303	217
Past due 90 days or more	—	106	106	—	163	163	(57)

Total troubled debt restructurings	$10,746	$527	$11,273	$5,075	$688	$5,763	$5,510

Since December 31, 2008 the Corporation has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These loan modifications have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Troubled debt restructurings that have been placed in nonaccrual status may be placed back on accrual status after six months of continuous resumed performance.
To be classified as a troubled debt restructuring, the concessions granted to a customer who is experiencing financial difficulty must meet one of the following criteria:
1.	Reduction of the stated interest rate related to the sole purpose of providing payment relief for the remaining original life of the debt.

2.	Extension of the amortization period beyond typical lending guidelines.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
The following table displays the results of the Corporation’s efforts related to troubled debt restructurings modified since December 31, 2008:

	Successful		Unsuccessful		Total
	Number of	Amount of	Number of	Amount of	Number of	Amount of
	Loans	Loans	Loans	Loans	Loans	Loans
Reduction in interest rate	9	$275	1	$132	10	$407
Extension of amortization	32	7,152	3	114	35	7,266
Reduction in interest rate and extension of amortization	34	6,001	1	93	35	6,094

	75	$13,428	5	$339	80	$13,767

Since December 31, 2008 the Corporation has not restructured any loans as a result of a forbearance of principal or accrued interest. As shown the preceding table, the Corporation has been successful in its efforts to modify loans to prevent foreclosures.

Nonperforming Assets
The following table summarizes the Corporation’s nonperforming assets as of:

	June 30	December 31
	2011	2010	Change
Nonaccrual loans	$6,040	$5,610	$430
Accruing loans past due 90 days or more	676	486	190

Total nonperforming loans	6,716	6,096	620
Other real estate owned (OREO)	2,228	2,039	189
Repossessed assets	2	28	(26)

Total nonperforming assets	$8,946	$8,163	$783

Nonperforming loans as a % of total loans	0.90%	0.83%	0.07%

Nonperforming assets as a % of total assets	0.70%	0.67%	0.03%

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
The following table summarizes the Corporation’s nonaccrual loan balances by type as of:

	June 30	December 31
	2011	2010	Change
Commercial and agricultural	$4,195	$4,140	$55
Residential mortgage	1,845	1,470	375

	$6,040	$5,610	$430

Included in nonaccrual commercial and agricultural loans was one credit with a balance of $2,329 as of June 30, 2011 and $2,679 as of December 31, 2010. This credit is secured by undeveloped commercial real estate for which there has been a specific allocation established in the amount of $345 as of December 31, 2010. As of June 30, 2011, there was no specific allocation established for this credit as it has been charged down to reflect the current market value of the real estate. There were no other individually significant credits included in nonaccrual loans as of June 30, 2011 and December 31, 2010.
Included in the nonaccrual loan balances above were credits currently classified as restructured loans as of:

	June 30	December 31
	2011	2010	Change
Commercial and agricultural	$—	$115	$(115)
Residential mortgage	527	573	(46)

	$527	$688	$(161)

The Corporation has devoted considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge off. To management’s knowledge, all loans that are deemed to be impaired have been recognized. A continued decline in real estate values may require further write downs of loans in foreclosure and other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.
Based on management’s analysis, the allowance for loan losses is considered appropriate as of June 30, 2011. Management will continue to closely monitor its overall credit quality during 2011 to ensure that the allowance for loan losses remains appropriate.

NONINTEREST INCOME AND EXPENSES
Noninterest Income
Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2011	2010	$	%
Service charges and fees
NSF and overdraft fees	$651	$738	$(87)	-11.8%
ATM and debit card fees	441	377	64	17.0%
Trust fees	267	235	32	13.6%
Freddie Mac servicing fee	174	179	(5)	-2.8%
Service charges on deposit accounts	83	87	(4)	-4.6%
Net originated mortgage servicing rights loss	(36)	(159)	123	N/M
All other	37	37	—	0.0%
Total service charges and fees	1,617	1,494	123	8.2%

Gain on sale of mortgage loans	53	74	(21)	-28.4%
Net gain (loss) on trading securities	(8)	(37)	29	N/M
Net gain (loss) on borrowings measured at fair value	37	(3)	40	N/M
Other
Earnings on corporate owned life insurance policies	145	144	1	0.7%
Brokerage and advisory fees	144	147	(3)	-2.0%
All other	(10)	51	(61)	-119.6%

Total other	279	342	(63)	-18.4%

Total noninterest income	$1,978	$1,870	$108	5.8%

	Six Months Ended June 30
			Change
	2011	2010	$	%
Service charges and fees
NSF and overdraft fees	$1,222	$1,448	$(226)	-15.6%
ATM and debit card fees	844	722	122	16.9%
Trust fees	488	429	59	13.8%
Freddie Mac servicing fee	356	367	(11)	-3.0%
Service charges on deposit accounts	158	167	(9)	-5.4%
Net originated mortgage servicing rights loss	(50)	(84)	34	N/M
All other	75	73	2	2.7%

Total service charges and fees	3,093	3,122	(29)	-0.9%
Gain on sale of mortgage loans	182	167	15	9.0%
Net loss on trading securities	(27)	(38)	11	N/M
Net gain on borrowings measured at fair value	117	53	64	120.8%
Gain on sale of available-for-sale investment securities	—	56	(56)	-100.0%
Other
Earnings on corporate owned life insurance policies	287	313	(26)	-8.3%
Brokerage and advisory fees	283	290	(7)	-2.4%
All other	(9)	74	(83)	-112.2%

Total other	561	677	(116)	-17.1%

Total noninterest income	$3,926	$4,037	$(111)	-2.7%

Significant changes in noninterest income are detailed below:
•	Management continuously analyzes various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been steadily declining over the past two years, with the decline accelerating in the third quarter of 2010 as a result of new regulatory guidance issued by the Federal Reserve Bank being implemented related to NSF and overdraft fees. The Corporation anticipates that NSF and overdraft fees will approximate current levels for the remainder of 2011.

•	The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, income is expected to continue to increase as the usage of debit cards increases.

•	Trust fees have increased primarily due to increases in the size of the managed portfolio. As management anticipates continued growth in trust services it anticipates Trust fees to continue to increase as well.

•	Fluctuations in the gains and losses related to trading securities and borrowings carried at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as significant interest rate changes are not expected.

•	The Corporation is continuously analyzing its available-for-sale investment portfolio to take advantage of selling opportunities that would generate gains. Currently, management does not anticipate any significant sales during the remainder of 2011.

•	The fluctuation in all other income is spread throughout various categories, none of which are individually significant.

Noninterest Expenses
Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2011	2010	$	%
Compensation and benefits
Leased employee salaries	$3,513	$3,380	$133	3.9%
Leased employee benefits	1,227	1,183	44	3.7%
All other	6	2	4	200.0%

Total compensation and benefits	4,746	4,565	181	4.0%

Occupancy
Depreciation	150	147	3	2.0%
Outside services	145	131	14	10.7%
Utilities	106	93	13	14.0%
Property taxes	130	114	16	14.0%
Building repairs	59	53	6	11.3%
All other	23	19	4	21.1%

Total occupancy	613	557	56	10.1%

Furniture and equipment
Depreciation	485	490	(5)	-1.0%
Computer / service contracts	465	438	27	6.2%
ATM and debit card expenses	157	146	11	7.5%
All other	20	8	12	150.0%

Total furniture and equipment	1,127	1,082	45	4.2%

FDIC insurance premiums	331	313	18	5.8%

Other
Marketing and community relations	527	272	255	93.8%
Directors fees	206	236	(30)	-12.7%
Audit and SOX compliance fees	167	101	66	65.3%
Foreclosed asset and collection	177	155	22	14.2%
Education and travel	99	98	1	1.0%
Postage and freight	96	100	(4)	-4.0%
Printing and supplies	89	101	(12)	-11.9%
Amortization of deposit premium	76	86	(10)	-11.6%
Legal fees	54	115	(61)	-53.0%
Consulting fees	67	54	13	24.1%
All other	404	440	(36)	-8.2%

Total other	1,962	1,758	204	11.6%

Total noninterest expenses	$8,779	$8,275	$504	6.1%

	Six Months Ended June 30
			Change
	2011	2010	$	%
Compensation and benefits
Leased employee salaries	$7,069	$6,757	$312	4.6%
Leased employee benefits	2,670	2,396	274	11.4%
All other	12	7	5	71.4%

Total compensation and benefits	9,751	9,160	591	6.5%

Occupancy
Depreciation	298	292	6	2.1%
Outside services	307	255	52	20.4%
Property taxes	258	228	30	13.2%
Utilities	233	216	17	7.9%
Building repairs	119	92	27	29.3%
All other	44	36	8	22.2%

Total occupancy	1,259	1,119	140	12.5%

Furniture and equipment
Depreciation	984	943	41	4.3%
Computer / service contracts	925	867	58	6.7%
ATM and debit card fees	296	288	8	2.8%
All other	28	15	13	86.7%

Total furniture and equipment	2,233	2,113	120	5.7%

FDIC insurance premiums	665	619	46	7.4%

Other
Marketing and community relations	750	660	90	13.6%
Directors fees	417	445	(28)	-6.3%
Audit and SOX compliance fees	323	346	(23)	-6.6%
Foreclosed asset and collection	277	354	(77)	-21.8%
Education and travel	204	212	(8)	-3.8%
Postage and freight	196	183	13	7.1%
Printing and supplies	189	197	(8)	-4.1%
Amortization of deposit premium	152	172	(20)	-11.6%
Legal fees	116	198	(82)	-41.4%
Consulting fees	100	100	—	0.0%
All other	734	751	(17)	-2.3%

Total other	3,458	3,618	(160)	-4.4%

Total noninterest expenses	$17,366	$16,629	$737	4.4%

Significant changes in noninterest expenses are detailed below:
•	Leased employee salaries have increased due to annual merit increases and the continued growth of the Corporation.

•	The increase in Leased employee benefits is primarily related to an increase in medical costs.

•	Foreclosed asset and collection expenses have declined from 2010 however; they continue to be at historically high levels. Management anticipates that these expenses will approximate current levels throughout the remainder of 2011.

•	Marketing and community relations expenses have increased primarily as a result of increased charitable contributions.

•	The change in Audit and SOX compliance fees is primarily due to the timing of performance of recurring audit procedures. Management does not anticipate any significant changes for the remainder of 2011.

•	The Corporation’s legal expenses can fluctuate from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations. At this time, the Corporation is not aware of any significant legal matters for 2011.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	June 30	December 31		% Change
	2011	2010	$ Change	(unannualized)
ASSETS
Cash and cash equivalents	$21,792	$18,109	$3,683	20.34%
Certificates of deposit held in other financial institutions	10,874	15,808	(4,934)	-31.21%
Trading securities	4,910	5,837	(927)	-15.88%
Available-for-sale securities	380,225	330,724	49,501	14.97%
Mortgage loans available-for-sale	764	1,182	(418)	-35.36%
Loans	746,294	735,304	10,990	1.49%
Allowance for loan losses	(12,378)	(12,373)	(5)	0.04%
Premises and equipment	24,229	24,627	(398)	-1.62%
Goodwill and other intangible assets	46,939	47,091	(152)	-0.32%
Equity securities without readily determinable fair values	17,061	17,564	(503)	-2.86%
Other assets	40,560	41,937	(1,377)	-3.28%

TOTAL ASSETS	$1,281,270	$1,225,810	$55,460	4.52%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$924,199	$877,339	$46,860	5.34%
Borrowed funds	196,480	194,917	1,563	0.80%
Accrued interest payable and other liabilities	9,077	8,393	684	8.15%

Total liabilities	1,129,756	1,080,649	49,107	4.54%
Shareholders’ equity	151,514	145,161	6,353	4.38%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,281,270	$1,225,810	$55,460	4.52%

As shown above, the Corporation has had strong deposit growth since year end. However, as loans have remained essentially unchanged, the Corporation increased cash and cash equivalents (which includes interest bearing balances due from banks) and available-for-sale investment securities. As deposits are anticipated to continue to grow throughout the remainder of 2011, the Corporation’s holdings of available-for-sale investment securities are expected to increase as well.

The following table outlines the changes in the loan portfolio:

	June 30	December 31		% Change
	2011	2010	$ Change	(unannualized)
Commercial	$358,943	$348,852	$10,091	2.89%
Agricultural	72,126	71,446	680	0.95%
Residential real estate mortgage	284,190	284,029	161	0.06%
Installment	31,035	30,977	58	0.19%

	$746,294	$735,304	$10,990	1.49%

The following table outlines the changes in the deposit portfolio:

	June 30	December 31		% Change
	2011	2010	$ Change	(unannualized)
Noninterest bearing demand deposits	$113,635	$104,902	$8,733	8.32%
Interest bearing demand deposits	148,176	142,259	5,917	4.16%
Savings deposits	195,541	177,817	17,724	9.97%
Certificates of deposit	415,839	398,613	17,226	4.32%
Brokered certificates of deposit	51,008	53,748	(2,740)	-5.10%

Total	$924,199	$877,339	$46,860	5.34%

As shown in the preceding table, a significant amount of the growth in deposits since December 31, 2010 has been spread across the various deposit categories which is comprised of market deposits. This growth was the result of focused marketing efforts to increase deposit market share in the communities served. Management anticipates that deposits will continue to grow in 2011.
Borrowed funds consist of the following obligations as of:

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$132,306	3.44%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	40,110	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,864	3.32%	19,623	3.01%
Federal funds purchased	7,200	0.50%	16,000	0.60%

Total	$196,480	2.67%	$194,917	2.53%

Capital
The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 61,057 shares or $1,090 of common stock during the first six months of 2011, as compared to 59,186 shares or $1,078 of common stock during the same period in 2010. The Corporation also offers a deferred compensation plan for its directors, which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, the Corporation increased shareholders’ equity by $307 and $332 during the six month periods ended June 30, 2011 and 2010, respectively.
The Board of Directors has approved a publically announced common stock repurchase plan to enable the Corporation to repurchase its common stock. During the first six months of 2011 and 2010, pursuant to this plan, the Corporation repurchased 50,458 shares of common stock at an average price of $18.11 and 76,097 shares of common stock at an average price of $18.74, respectively. As of June 30, 2011, the Corporation was authorized to repurchase up to an additional 88,979 shares of common stock.

Accumulated other comprehensive income increased $2,364 for the six month period ended June 30, 2011, net of tax. The increase is a result of unrealized gains on available-for-sale investment securities. Management has reviewed the credit quality of its investment portfolio and believes that there are no losses that are other-than-temporary.
There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.16% as of June 30, 2011.
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

	June 30	December 31
	2011	2010	Required
Equity Capital	12.52%	12.44%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.77%	13.69%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At June 30, 2011, the Bank exceeded these minimum capital requirements. Recently passed legislation may increase the required level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.
Liquidity
The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities, excluding money market preferred securities and preferred stocks due to their illiquidity. These categories totaled $407,397 or 31.8% of assets as of June 30, 2011 as compared to $360,677 or 29.4% as of December 31, 2010. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.
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

The following table summarizes the Corporation’s sources and uses of cash for the six month periods ended June 30:

	2011	2010	$ Variance
Net cash provided by operating activities	$11,225	$16,624	$(5,399)
Net cash used in investing activities	(53,418)	(18,447)	(34,971)
Net cash provided by financing activities	45,876	10,229	35,647

Increase in cash and cash equivalents	3,683	8,406	(4,723)
Cash and cash equivalents January 1	18,109	22,706	(4,597)

Cash and cash equivalents June 30	$21,792	$31,112	$(9,320)

The decrease in cash and cash equivalents from 2010 is the result of increased purchases of available-for-sale securities.
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

	Contract Amount
	June 30	December 31
	2011	2010
Unfunded commitments under lines of credit	$100,155	$110,201
Commercial and standby letters of credit	4,324	4,881
Commitments to grant loans	26,075	13,382
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
The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ending December 31, 2011, the Corporation’s net interest income would decrease slightly during a period of increasing interest rates.
The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of June 30, 2011 and December 31, 2010. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

	June 30, 2011							Fair Value
(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total	06/30/11

Rate sensitive assets
Other interest bearing assets	$4,829	$5,805	$1,325	$—	$—	$—	$11,959	$12,020
Average interest rates	1.17%	1.69%	1.14%	—	—	—	1.42%
Trading securities	$2,943	$1,027	$940	$—	$—	$—	$4,910	$4,910
Average interest rates	2.92%	2.35%	2.59%	—	—	—	2.74%
Fixed interest rate securities	$78,530	$43,409	$37,042	$33,825	$28,773	$158,646	$380,225	$380,225
Average interest rates	3.32%	3.30%	3.38%	3.35%	3.51%	3.28%	3.33%
Fixed interest rate loans	$137,014	$118,783	$125,877	$76,556	$65,923	$61,324	$585,477	$599,452
Average interest rates	6.48%	6.41%	5.96%	6.29%	5.62%	5.31%	6.11%
Variable interest rate loans	$76,155	$19,825	$23,115	$19,254	$11,361	$11,107	$160,817	$160,817
Average interest rates	5.57%	3.51%	4.19%	3.79%	3.61%	4.98%	4.73%

Rate sensitive liabilities
Borrowed funds	$82,793	$17,426	$20,102	$26,159	$30,000	$20,000	$196,480	$208,717
Average interest rates	2.02%	3.70%	3.45%	2.98%	4.17%	2.56%	2.83%
Savings and NOW accounts	$76,505	$78,356	$60,459	$40,685	$27,312	$60,400	$343,717	$343,717
Average interest rates	0.20%	0.20%	0.20%	0.19%	0.18%	0.16%	0.19%
Fixed interest rate time deposits	$242,022	$94,594	$42,918	$36,667	$43,148	$5,859	$465,208	$473,925
Average interest rates	1.73%	2.77%	2.62%	2.81%	2.74%	1.71%	2.20%
Variable interest rate time deposits	$1,181	$458	$—	$—	$—	$—	$1,639	$1,639
Average interest rates	0.90%	0.89%	—	—	—	—	0.90%

	December 31, 2010							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10

Rate sensitive assets
Other interest bearing assets	$10,550	$5,429	$960	$—	$—	$—	$16,939	$17,039
Average interest rates	0.96%	1.82%	2.16%	—	—	—	1.30%
Trading securities	$1,918	$2,366	$1,031	$522	$—	$—	$5,837	$5,837
Average interest rates	3.46%	2.31%	2.42%	2.47%	—	—	2.72%
Fixed interest rate securities	$64,652	$42,984	$32,871	$29,395	$24,438	$136,384	$330,724	$330,724
Average interest rates	3.68%	3.42%	3.30%	3.33%	3.28%	3.13%	3.32%
Fixed interest rate loans	$128,277	$121,434	$140,019	$67,423	$68,569	$66,010	$591,732	$603,435
Average interest rates	6.80%	6.63%	6.26%	6.47%	6.08%	5.83%	6.41%
Variable interest rate loans	$59,536	$17,306	$22,523	$15,118	$18,830	$10,259	$143,572	$143,572
Average interest rates	4.94%	4.76%	4.27%	3.78%	3.69%	5.21%	4.55%

Rate sensitive liabilities
Borrowed funds	$74,151	$33,013	$15,127	$37,087	$25,539	$10,000	$194,917	$200,603
Average interest rates	0.62%	3.46%	2.55%	3.11%	4.60%	2.35%	2.33%
Savings and NOW accounts	$74,278	$73,818	$53,174	$35,872	$24,520	$58,414	$320,076	$320,076
Average interest rates	0.21%	0.21%	0.20%	0.19%	0.18%	0.15%	0.19%
Fixed interest rate time deposits	$215,648	$113,338	$44,269	$31,414	$39,474	$6,278	$450,421	$452,392
Average interest rates	1.79%	2.67%	3.35%	2.86%	2.97%	3.26%	2.36%
Variable interest rate time deposits	$1,279	$661	$—	$—	$—	$—	$1,940	$1,940
Average interest rates	1.21%	1.06%	—	—	—	—	1.16%

Item 4 — Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of June 30, 2011, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
The Board of Directors has adopted a common stock repurchase plan. On April 27, 2011, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.
The following table provides information for the three month period ended June 30, 2011, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs

Balance, March 31, 2011				7,698
April 1 — 27, 2011	4,940	$17.81	4,940	2,758
Additional Authorization (100,000 shares)				102,758
April 28 - 30, 2011	600	18.33	600	102,158
May 1 — 31, 2011	3,496	18.02	3,496	98,662
June 1 — 30, 2011	9,683	18.07	9,683	88,979

Balance, June 30, 2011	18,719	$18.00	18,719	88,979

Item 6 — Exhibits
(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

101.SCH (XBRL Taxonomy Extension Schema Document)

101.CAL (XBRL Calculation Linkbase Document)

101.LAB (XBRL Taxonomy Label Linkbase Document)

101.DEF (XBRL Taxonomy Linkbase Document)

101.PRE (XBRL Taxonomy Presentation Linkbase Document)

•	In accordance with Rule 406T of Regulations S-T, the XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Isabella Bank Corporation

Date: August 1, 2011	/s/ Richard J. Barz Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2011	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)