Form 10-Q
period 2011-09-30
ISABELLA BANK CORP
filed 2011-11-08
CIK 842517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock no par value, 7,579,705 as of October 21, 2011

ISABELLA BANK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(Dollars in thousands)

	September 30 2011	December 31 2010
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,323	$16,978
Interest bearing balances due from banks	898	1,131

Total cash and cash equivalents	21,221	18,109
Certificates of deposit held in other financial institutions	9,649	15,808
Trading securities	4,886	5,837
Available-for-sale securities (amortized cost of $404,540 in 2011 and $329,435 in 2010)	415,879	330,724
Mortgage loans available-for-sale	2,976	1,182
Loans
Agricultural	75,399	71,446
Commercial	362,316	348,852
Installment	31,789	30,977
Residential real estate mortgage	280,659	284,029

Total loans	750,163	735,304
Less allowance for loan losses	12,373	12,373

Net loans	737,790	722,931
Premises and equipment	24,294	24,627
Corporate owned life insurance	21,894	17,466
Accrued interest receivable	6,523	5,456
Equity securities without readily determinable fair values	17,093	17,564
Goodwill and other intangible assets	46,862	47,091
Other assets	15,026	19,015

TOTAL ASSETS	$1,324,093	$1,225,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$120,433	$104,902
NOW accounts	155,311	142,259
Certificates of deposit under $100 and other savings	439,504	425,981
Certificates of deposit over $100	227,193	204,197

Total deposits	942,441	877,339
Borrowed funds ($5,264 in 2011 and $10,423 in 2010 at fair value)	216,888	194,917
Accrued interest payable and other liabilities	9,185	8,393

Total liabilities	1,168,514	1,080,649

Shareholders’ equity
Common stock - no par value 15,000,000 shares authorized; issued and outstanding 7,578,257 (including 37,433 shares held in the Rabbi Trust) in 2011 and 7,550,074 (including 32,686 shares held in the Rabbi Trust) in 2010	134,002	133,592
Shares to be issued for deferred compensation obligations	4,914	4,682
Retained earnings	11,764	8,596
Accumulated other comprehensive income (loss)	4,899	(1,709)

Total shareholders’ equity	155,579	145,161

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,324,093	$1,225,810

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	6,727	4,095	10,822
Issuance of common stock	90,068	2,067	—	—	—	2,067
Common stock issued for deferred compensation obligations	26,898	537	(448)	—	—	89
Share based payment awards under equity compensation plan	—	—	502	—	—	502
Common stock purchased for deferred compensation obligations	—	(404)	—	—	—	(404)
Common stock repurchased pursuant to publicly announced repurchase plan	(119,300)	(2,219)	—	—	—	(2,219)
Cash dividends ($0.54 per share)	—	—	—	(4,064)	—	(4,064)

Balance, September 30, 2010	7,532,859	$133,424	$4,561	$7,635	$1,976	$147,596

Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income	—	—	—	7,499	6,608	14,107
Issuance of common stock	90,049	1,891	—	—	—	1,891
Common stock issued for deferred compensation obligations	14,842	266	(254)	—	—	12
Share based payment awards under equity compensation plan	—	—	486	—	—	486
Common stock purchased for deferred compensation obligations	—	(356)	—	—	—	(356)
Common stock repurchased pursuant to publicly announced repurchase plan	(76,708)	(1,391)	—	—	—	(1,391)
Cash dividends ($0.57 per share)		—	—	(4,331)	—	(4,331)

Balance, September 30, 2011	7,578,257	$134,002	$4,914	$11,764	$4,899	$155,579

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Interest income
Loans, including fees	$11,365	$11,769	$34,190	$34,937
Investment securities
Taxable	1,800	1,288	5,149	3,913
Nontaxable	1,201	1,070	3,569	3,243
Trading account securities	45	60	143	251
Federal funds sold and other	121	119	388	333

Total interest income	14,532	14,306	43,439	42,677
Interest expense
Deposits	2,725	2,888	8,286	8,645
Borrowings	1,345	1,408	3,938	4,342

Total interest expense	4,070	4,296	12,224	12,987

Net interest income	10,462	10,010	31,215	29,690
Provision for loan losses	963	968	2,383	3,231

Net interest income after provision for loan losses	9,499	9,042	28,832	26,459

Noninterest income
Service charges and fees	1,341	1,576	4,434	4,698
Gain on sale of mortgage loans	111	178	293	345
Net (loss) gain on trading securities	(24)	2	(51)	(36)
Net gain on borrowings measured at fair value	42	43	159	96
Gain on sale of available-for-sale investment securities	—	292	—	348
Other	389	543	950	1,220

Total noninterest income	1,859	2,634	5,785	6,671

Noninterest expenses
Compensation and benefits	4,814	4,685	14,565	13,845
Occupancy	633	606	1,892	1,725
Furniture and equipment	1,151	1,118	3,384	3,231
FDIC insurance premiums	209	312	874	931
Other	1,706	1,899	5,164	5,517

Total noninterest expenses	8,513	8,620	25,879	25,249

Income before federal income tax expense	2,845	3,056	8,738	7,881
Federal income tax expense	334	503	1,239	1,154

NET INCOME	$2,511	$2,553	$7,499	$6,727

Earnings per share
Basic	$0.33	$0.34	$0.99	$0.89

Diluted	$0.32	$0.33	$0.97	$0.87

Cash dividends per basic share	$0.19	$0.18	$0.57	$0.54

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Net income	$2,511	$2,553	$7,499	$6,727

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	4,721	949	10,050	6,942
Reclassification adjustment for net realized gains included in net income	—	(292)	—	(348)

Net unrealized gains	4,721	657	10,050	6,594
Tax effect	(1,835)	(306)	(3,442)	(2,499)

Other comprehensive income, net of tax	2,886	351	6,608	4,095

COMPREHENSIVE INCOME	$5,397	$2,904	$14,107	$10,822

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30
	2011	2010
OPERATING ACTIVITIES
Net income	$7,499	$6,727
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	2,383	3,231
Impairment of foreclosed assets	45	90
Depreciation	1,909	1,891
Amortization and impairment of originated mortgage servicing rights	606	508
Amortization of acquisition intangibles	229	258
Net amortization of available-for-sale securities	1,117	774
Gain on sale of available-for-sale securities	—	(348)
Net unrealized losses on trading securities	51	36
Net gain on sale of mortgage loans	(293)	(345)
Net unrealized gains on borrowings measured at fair value	(159)	(96)
Increase in cash value of corporate owned life insurance	(428)	(493)
Realized gain on redemption of corporate owned life insurance	—	(21)
Share-based payment awards under equity compensation plan	486	502
Origination of loans held for sale	(31,225)	(46,820)
Proceeds from loan sales	29,724	45,855
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	900	7,377
Accrued interest receivable	(1,067)	(385)
Other assets	423	(1,092)
Accrued interest payable and other liabilities	792	153

Net cash provided by operating activities	12,992	17,802

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	6,159	(8,387)
Activity in available-for-sale securities
Maturities, calls, and sales	52,117	71,706
Purchases	(128,339)	(108,684)
Loan principal originations and collections, net	(18,923)	(9,044)
Proceeds from sales of foreclosed assets	1,625	2,051
Purchases of premises and equipment	(1,576)	(2,756)
Purchases of corporate owned life insurance	(4,000)	(175)
Proceeds from the redemption of corporate owned life insurance	—	154

Net cash used in investing activities	(92,937)	(55,135)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30
	2011	2010
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	65,102	58,414
Increase in other borrowed funds	22,130	5,890
Cash dividends paid on common stock	(4,331)	(4,064)
Proceeds from issuance of common stock	1,637	1,619
Common stock repurchased	(1,125)	(1,682)
Common stock purchased for deferred compensation obligations	(356)	(404)

Net cash provided by financing activities	83,057	59,773

INCREASE IN CASH AND CASH EQUIVALENTS	3,112	22,440
Cash and cash equivalents at beginning of period	18,109	22,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,221	$45,146

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$12,292	$13,025
Federal income taxes paid	672	683

SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,681	$3,100
Common stock issued for deferred compensation obligations	254	448
Common stock repurchased from an associated grantor trust (Rabbi Trust)	(266)	(537)

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2010.

The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2010.

NOTE 2 – ACCOUNTING STANDARDS UPDATES

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

ASU No. 2011-01: “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”

In January 2011, ASU No. 2011-01 amended ASC Topic 310, “Receivables” to temporarily delay the effective date of new disclosures related to troubled debt restructurings as required in ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”, which was initially intended to be effective for interim and annual periods ending after December 15, 2010. The effective date of the new disclosures about troubled debt restructurings was delayed to coordinate with the newly issued guidance for determining what constitutes a troubled debt restructuring (ASU NO. 2011-02). The new disclosures were effective for interim and annual periods beginning on or after June 15, 2011 and increased the level of reporting disclosures related to troubled debt restructurings.

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

In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring. The new authoritative guidance was effective for interim and annual periods beginning on or after June 15, 2011 and increased the volume of loans that the Corporation classified as troubled debt restructurings as of September 30, 2011 and required additional disclosures (see Note 6 – Loans and Allowance for Loan Losses).

Pending Accounting Standards Updates

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

ASU No. 2011-08: “Testing Goodwill for Impairment”

In September 2011, ASU No. 2011-08 amended ASC Topic 350, “Goodwill and Other” to simplify the testing of goodwill impairments. This update will allow for a qualitative assessment of goodwill to determine whether or not it is necessary to perform the two-step impairment test described in ASC Topic 350. The new authoritative guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted, and is not expected to have a significant impact on the Corporation’s consolidated financial statements.

NOTE 3 – COMPUTATION OF EARNINGS PER SHARE

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Average number of common shares outstanding for basic calculation	7,577,388	7,537,014	7,568,551	7,540,779
Average potential effect of shares in the Directors Plan (1)	197,937	190,693	195,360	186,373

Average number of common shares outstanding used to calculate diluted earnings per common share	7,775,325	7,727,707	7,763,911	7,727,152

Net income	$2,511	$2,553	$7,499	$6,727

Earnings per share
Basic	$0.33	$0.34	$0.99	$0.89

Diluted	$0.32	$0.33	$0.97	$0.87

(1)	Exclusive of shares held in the Rabbi Trust

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at:

	September 30 2011	December 31 2010
States and political subdivisions	$4,886	$5,837

Included in the net trading losses of $51 during the first nine months of 2011 were $45 of net unrealized trading losses on securities that were held in the Corporation’s trading portfolio as of September 30, 2011.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of available-for-sale securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$394	$3	$—	$397
States and political subdivisions	166,874	6,286	91	173,069
Auction rate money market preferred	3,200	—	737	2,463
Preferred stocks	7,800	8	542	7,266
Mortgage-backed securities	126,902	3,030	67	129,865
Collateralized mortgage obligations	99,370	3,449	—	102,819

Total	$404,540	$12,776	$1,437	$415,879

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$5,394	$10	$—	$5,404
States and political subdivisions	167,328	3,349	960	169,717
Auction rate money market preferred	3,200	—	335	2,865
Preferred stocks	7,800	—	864	6,936
Mortgage-backed securities	101,096	1,633	514	102,215
Collateralized mortgage obligations	44,617	103	1,133	43,587

Total	$329,435	$5,095	$3,806	$330,724

The amortized cost and fair value of available-for-sale securities by contractual maturity at September 30, 2011 are as follows:

	Maturing				Securities	Total
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	With Variable Monthly Payments
Government sponsored enterprises	$—	$—	$394	$—	$—	$394
States and political subdivisions	877	33,176	86,272	46,549	—	166,874
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	7,800	7,800
Mortgage-backed securities	—	—	—	—	126,902	126,902
Collateralized mortgage obligations	—	—	—	—	99,370	99,370

Total amortized cost	$877	$33,176	$86,666	$46,549	$237,272	$404,540

Fair value	$878	$34,212	$90,677	$57,428	$232,684	$415,879

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Because of their variable monthly payments, auction rate money market preferreds, preferred stocks, mortgage-backed securities, and collateralized mortgage obligations are not reported by a specific maturity group.

A summary of the activity related to sales of available-for-sale securities was as follows for the nine month period ended September 30, 2010:

Proceeds from sales of securities	$3,722

Gross realized gains	$351
Gross realized losses	(3)

Net realized gains	$348

Applicable income tax expense	$118

There were no sales of available-for-sale securities in the first nine months of 2011. The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to available-for-sale securities with gross unrealized losses at September 30, 2011 and December 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$91	$5,387	$—	$—	$91
Auction rate money market preferred	—	—	737	2,463	737
Preferred stocks	78	2,922	464	3,336	542
Mortgage-backed securities	67	25,833	—	—	67

Total	$236	$34,142	$1,201	$5,799	$1,437

Number of securities in an unrealized loss position:		26		4	30

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$960	$29,409	$—	$—	$960
Auction rate money market preferred	—	—	335	2,865	335
Preferred stocks	—	—	864	2,936	864
Mortgage-backed securities	514	38,734	—	—	514
Collateralized mortgage obligations	1,133	33,880	—	—	1,133

Total	$2,607	$102,023	$1,199	$5,801	$3,806

Number of securities in an unrealized loss position:		82		4	86

The Corporation invested $11,000 in auction rate money market preferred investment security instruments, which are classified as available-for-sale securities and reflected at estimated fair value. Due to market uncertainty, the trading for these securities has been limited. As a result of the limited trading of these securities, $7,800 converted to preferred stock with debt like characteristics in 2009.

Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of September 30, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have continual call dates. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using discount rates between 4.79% and 6.89% as of September 30, 2011.

As of September 30, 2011, the Corporation held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

As of September 30, 2011 and December 31, 2010, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (OTTI). Such analyses considered, among other factors, the following criteria:

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

Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any such securities are other-than-temporarily impaired as of September 30, 2011 or December 31, 2010.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Loans that management has the intent and ability to hold in its portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the constant yield method.

The accrual of interest on mortgage and commercial loans is typically discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

For loans that are placed on nonaccrual status or charged off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash basis, until qualifying for return to accrual status. Loans are returned to accrual status after six months of continuous performance. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

Commercial loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and state and political subdivisions. Repayment of commercial loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial real estate loans generally require loan to value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.

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

Residential construction and land development loans consist primarily of 1-4 family residential properties. These loans primarily have a 6 to 9 month maturity and are made using the same underwriting criteria as residential mortgages. Loan proceeds are disbursed in increments as construction progresses and inspections warrant. Construction loans are typically converted to permanent loans at the completion of construction.

Lending policies generally limit the maximum loan to value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers. All mortgage loan requests are reviewed by a mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of the Bank’s Internal Loan Committee, Board of Directors, or the Board of Director’s Loan Committee.

Consumer loans include automobile loans, secured and unsecured personal loans, credit cards, student loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

A summary of changes in the allowance for loan losses and the recorded investment in loans by segments follows:

	Allowance for Credit Losses For the Three Months Ended September 30, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
July 1, 2011	$6,738	$764	$2,885	$660	$1,331	$12,378
Loans charged off	(215)	—	(857)	(98)	—	(1,170)
Recoveries	75	1	39	87	—	202
Provision for loan losses	116	(331)	1,148	(3)	33	963

September 30, 2011	$6,714	$434	$3,215	$646	$1,364	$12,373

	Allowance for Credit Losses and Recorded Investment in Loans For the Nine Months Ended September 30, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(1,084)	(1)	(1,735)	(382)	—	(3,202)
Recoveries	421	1	142	255	—	819
Provision for loan losses	1,329	(599)	1,610	168	(125)	2,383

September 30, 2011	$6,714	$434	$3,215	$646	$1,364	$12,373

Allowance for loan losses as of September 30, 2011
Individually evaluated for impairment	$2,527	$235	$903	$—	$—	$3,665
Collectively evaluated for impairment	4,187	199	2,312	646	1,364	8,708

Total	$6,714	$434	$3,215	$646	$1,364	$12,373

Loans as of September 30, 2011
Individually evaluated for impairment	$14,924	$3,961	$7,308	$73		$26,266
Collectively evaluated for impairment	347,392	71,438	273,351	31,716		723,897

Total	$362,316	$75,399	$280,659	$31,789		$750,163

Following is a summary of changes in the allowance for loan losses (ALLL) for the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$13,018	$12,979
Loans charged off	(1,125)	(4,094)
Recoveries	158	903
Provision charged to income	968	3,231

September 30, 2010	$13,019	$13,019

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The ALLL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the net realizable value of the loan’s underlying collateral or the net present value of the projected payment stream and its recorded investment. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding three years. An unallocated component is maintained to cover uncertainties that management believes affect its estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	September 30, 2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$788	$10	$798	$—	$—	$—
2 - High quality	10,451	18,181	28,632	2,952	1,577	4,529
3 - High satisfactory	91,163	27,758	118,921	11,056	4,993	16,049
4 - Low satisfactory	116,620	48,595	165,215	23,923	17,128	41,051
5 - Special mention	21,895	4,189	26,084	3,077	3,576	6,653
6 - Substandard	13,334	5,185	18,519	2,507	3,885	6,392
7 - Vulnerable	364	—	364	—	—	—
8 - Doubtful	3,739	44	3,783	190	535	725

Total	$258,354	$103,962	$362,316	$43,705	$31,694	$75,399

	December 31, 2010
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$10,995	$13,525	$24,520	$3,792	$1,134	$4,926
3 - High satisfactory	74,912	30,322	105,234	11,247	3,235	14,482
4 - Low satisfactory	119,912	57,403	177,315	22,384	14,862	37,246
5 - Special mention	19,560	6,507	26,067	4,169	3,356	7,525
6 - Substandard	10,234	1,104	11,338	2,654	4,613	7,267
7 - Vulnerable	3,339	54	3,393	—	—	—
8 - Doubtful	858	127	985	—	—	—

Total	$239,810	$109,042	$348,852	$44,246	$27,200	$71,446

Internally assigned risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned risk ratings for commercial and agricultural loans are as follows:

1.	EXCELLENT – Substantially Risk Free

Credit has strong financial condition and solid earnings history, characterized by:

•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Secured by cash.

2.	HIGH QUALITY – Limited Risk

Credit with sound financial condition and has a positive trend in earnings supplemented by:

•	Favorable liquidity and leverage ratios.

•	Ability to meet all obligations when due.

•	Management with successful track record.

•	Steady and satisfactory earnings history.

•	If loan is secured, collateral is of high quality and readily marketable.

•	Access to alternative financing.

•	Well defined primary and secondary source of repayment.

•	If supported by guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.

3.	HIGH SATISFACTORY – Reasonable Risk

Credit with satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.

•	Cash flow sufficient to pay debts as scheduled.

•	Management experience and depth appear favorable.

•	Loan performing according to terms.

•	If loan is secured, collateral is acceptable and loan is fully protected.

4.	LOW SATISFACTORY – Acceptable Risk

Credit with bankable risks, although some signs of weaknesses are shown:

•	Would include most start-up businesses.

•	Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past year.

•	Management’s abilities are apparent, yet unproven.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	Loan structure generally in accordance with policy.

•	If secured, loan collateral coverage is marginal.

•	Adequate cash flow to service debt, but coverage is low.

To be classified as less than satisfactory, only one of the following criteria must be met.

5.	SPECIAL MENTION – Criticized

Credit constitutes an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan:

•	Downward trend in sales, profit levels and margins.

•	Impaired working capital position.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Shrinking equity cushion.

•	Diminishing primary source of repayment and questionable secondary source.

•	Management abilities are questionable.

•	Weak industry conditions.

•	Litigation pending against the borrower.

•	Loan may need to be restructured to improve collateral position or reduce payments.

•	Collateral / guaranty offers limited protection.

•	Negative debt service coverage, however the credit is well collateralized and payments are current.

6.	SUBSTANDARD – Classified

Credit where the borrower’s current net worth, paying capacity, and value of the collateral pledged is inadequate. There is a distinct possibility that the Corporation will implement collection procedures if the loan deficiencies are not corrected. In addition, the following characteristics may apply:

•	Sustained losses have severely eroded the equity and cash flow.

•	Deteriorating liquidity.

•	Serious management problems or internal fraud.

•	Original repayment terms liberalized.

•	Likelihood of bankruptcy.

•	Inability to access other funding sources.

•	Reliance on secondary source of repayment.

•	Litigation filed against borrower.

•	Collateral provides little or no value.

•	Requires excessive attention of the loan officer.

•	Borrower is uncooperative with loan officer.

7.	VULNERABLE – Classified

Credit is considered “Substandard” and warrants placing on nonaccrual. Risk of loss is being evaluated and exit strategy options are under review. Other characteristics that may apply:

•	Insufficient cash flow to service debt.

•	Minimal or no payments being received.

•	Limited options available to avoid the collection process.

•	Transition status, expect action will take place to collect loan without immediate progress being made.

8.	DOUBTFUL – Workout

Credit has all the weaknesses inherent in a “Substandard” loan with the added characteristic that collection and/or liquidation is pending. The possibility of a loss is extremely high, but its classification as a loss is deferred until liquidation procedures are completed, or reasonably estimable. Other characteristics that may apply:

•	Normal operations are severely diminished or have ceased.

•	Seriously impaired cash flow.

•	Original repayment terms materially altered.

•	Secondary source of repayment is inadequate.

•	Survivability as a “going concern” is impossible.

•	Collection process has begun.

•	Bankruptcy petition has been filed.

•	Judgments have been filed.

•	Portion of the loan balance has been charged-off.

9.	LOSS – Charge off

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

The Corporation’s primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the Corporation’s past due and current loans as of:

	September 30, 2011
	Accruing Interest and Past Due:			Total Past Due
	30-89 Days	90 Days or More	Nonaccrual	and Nonaccrual	Current	Total
Commercial
Commercial real estate	$1,392	$189	$2,881	$4,462	$253,892	$258,354
Commercial other	1,548	79	—	1,627	102,335	103,962

Total commercial	2,940	268	2,881	6,089	356,227	362,316

Agricultural
Agricultural real estate	424	—	189	613	43,092	43,705
Agricultural other	622	—	535	1,157	30,537	31,694

Total agricultural	1,046	—	724	1,770	73,629	75,399

Residential mortgage
Senior liens	2,803	491	1,457	4,751	214,720	219,471
Junior liens	332	1	31	364	22,089	22,453
Home equity lines of credit	141	—	200	341	38,394	38,735

Total residential mortgage	3,276	492	1,688	5,456	275,203	280,659

Consumer
Secured	124	—	—	124	26,358	26,482
Unsecured	55	1	—	56	5,251	5,307

Total consumer	179	1	—	180	31,609	31,789

Total	$7,441	$761	$5,293	$13,495	$736,668	$750,163

	December 31, 2010
	Accruing Interest and Past Due:			Total Past Due
	30-89 Days	90 Days or More	Nonaccrual	and Nonaccrual	Current	Total
Commercial
Commercial real estate	$4,814	$125	$4,001	$8,940	$230,870	$239,810
Commercial other	381	—	139	520	108,522	109,042

Total commercial	5,195	125	4,140	9,460	339,392	348,852

Agricultural
Agricultural real estate	92	—	—	92	44,154	44,246
Agricultural other	4	50	—	54	27,146	27,200

Total agricultural	96	50	—	146	71,300	71,446

Residential mortgage
Senior liens	5,265	310	1,421	6,996	213,003	219,999
Junior liens	476	—	49	525	26,187	26,712
Home equity lines of credit	598	—	—	598	36,720	37,318

Total residential mortgage	6,339	310	1,470	8,119	275,910	284,029

Consumer
Secured	298	—	—	298	24,781	25,079
Unsecured	10	1	—	11	5,887	5,898

Total consumer	308	1	—	309	30,668	30,977

Total	$11,938	$486	$5,610	$18,034	$717,270	$735,304

The following is a summary of information pertaining to impaired loans as of:

	September 30, 2011			December 31, 2010
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance

Impaired loans with a valuation allowance
Commercial real estate	$5,793	$5,893	$1,942	$3,010	$4,110	$472
Commercial other	1,136	1,136	585	18	18	18
Agricultural real estate	115	115	4	—	—	—
Agricultural other	2,196	2,196	231	2,196	2,196	558
Residential mortgage senior liens	6,950	8,249	877	4,292	5,236	698
Residential mortgage junior liens	158	245	26	172	250	34

Total impaired loans with a valuation allowance	$16,348	$17,834	$3,665	$9,688	$11,810	$1,780

Impaired loans without a valuation allowance
Commercial real estate	$6,013	$8,216		$1,742	$2,669
Commercial other	1,982	2,023		169	269
Agricultural real estate	223	223		—	—
Agricultural other	1,427	1,427		—	—
Residential mortgage senior liens	—	68		401	501
Residential mortgage junior liens	—	6		—	—
Home equity lines of credit	200	500		—	—
Consumer secured	73	110		48	85

Total impaired loans without a valuation allowance	$9,918	$12,573		$2,360	$3,524

Impaired loans
Commercial	$14,924	$17,268	$2,527	$4,939	$7,066	$490
Agricultural	3,961	3,961	235	2,196	2,196	558
Residential mortgage	7,308	9,068	903	4,865	5,987	732
Consumer	73	110	—	48	85	—

Total impaired loans	$26,266	$30,407	$3,665	$12,048	$15,334	$1,780

The following is a summary of information pertaining to impaired loans for the three and nine month periods ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized

Impaired loans with a valuation allowance
Commercial real estate	$4,770	$130	$4,402	$250
Commercial other	586	16	577	16
Agricultural real estate	58	3	58	3
Agricultural other	720	(38)	1,140	4
Residential mortgage senior liens	6,174	115	5,621	221
Residential mortgage junior liens	179	1	165	5

Total impaired loans with a valuation allowance	$12,487	$227	$11,963	$499

Impaired loans without a valuation allowance
Commercial real estate	$5,743	$124	$3,878	$219
Commercial other	1,941	37	1,076	124
Agricultural real estate	207	2	112	1
Agricultural other	2,411	112	1,770	151
Residential mortgage senior liens	—	1	201	1
Home equity lines of credit	100	10	100	10
Consumer secured	50	2	61	5

Total impaired loans without a valuation allowance	$10,452	$288	$7,198	$511

Impaired loans
Commercial	$13,040	$307	$9,933	$609
Agricultural	3,396	79	3,080	159
Residential mortgage	6,453	127	6,087	237
Consumer	50	2	61	5

Total impaired loans	$22,939	$515	$19,161	$1,010

Total impaired loans September 30, 2010			$12,393	$308

As a result of adopting the amendments in ASU No. 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings (TDR’s). The Corporation identified as TDR’s certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as TDR’s, the Corporation classified them as impaired. The amendments in ASU No. 2011-02 require retrospective application of the impairment measurement guidance for those loans newly identified as impaired during the period. The Corporation’s recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired was $9,081, with a specific valuation allowance of $1,601 as of September 30, 2011.

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a chargeoff of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

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

The Corporation had pledged to advance $68 in connection with impaired loans, which include TDR’s, as of September 30, 2011.

The following is a summary of information pertaining to TDR’s for the three and nine month periods ended September 30, 2011:

	Loans Restructured in the Three Month Period ended September 30, 2011			Loans Restructured in the Nine Month Period ended September 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	$408	1	$408	$408
Commercial other	21	4,069	3,737	42	12,143	11,700

Total commercial	22	4,477	4,145	43	12,551	12,108

Agricultural other	3	143	143	11	1,481	1,481

Residential mortgage senior liens	3	165	165	23	2,454	2,424

Consumer secured	3	34	34	5	50	50

Total	31	$4,819	$4,487	$82	$16,536	$16,063

Loan modifications are considered to be TDR’s when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is a going concern (if the entity is a business).

The following tables summarize concessions granted by the Corporation to borrowers in financial difficulties in the three and nine month periods ended September 30, 2011:

	Loans Restructured in the Three Months Ended September 30, 2011
	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	21	4,069	—	—	—	—

Total commercial	22	4,477	—	—	—	—

Agricultural other	3	143	—	—	—	—

Residential mortgage Senior liens	1	85	1	7	1	73

Consumer secured	3	34	—	—	—	—

Total	29	$4,739	1	$7	1	$73

	Loans Restructured in the Nine Months Ended September 30, 2011
	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	38	9,500	3	913	1	1,730

Total commercial	39	9,908	3	913	1	1,730

Agricultural other	11	1,481	—	—	—	—

Residential mortgage Senior liens	18	2,083	2	57	3	314

Consumer secured	5	50	—	—	—	—

Total	73	$13,522	5	$970	4	$2,044

The Corporation did not restructure any loans through the forbearance of principal or accrued interest in the three and nine month periods ended September 30, 2011.

Based on the Corporation’s historical loss experience, losses associated with TDR’s are not significantly different than other impaired loans within the same loan segment. As such, TDR’s, including TDR’s that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment. The Corporation had no loans that were modified as troubled debt restructurings since January 1, 2010 that subsequently defaulted.

The following is a summary of TDR loan balances as of:

	September 30 2011	December 31 2010
Troubled debt restructurings	$20,137	$5,763

NOTE 7 – EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.

Equity securities without readily determinable fair values consist of the following as of:

	September 30 2011	December 31 2010
Federal Home Loan Bank Stock	$7,380	$7,596
Investment in Corporate Settlement Solutions	6,511	6,793
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	323	296

Total	$17,093	$17,564

NOTE 8 – BORROWED FUNDS

Borrowed funds consist of the following obligations as of:

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$132,264	3.31%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	49,583	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,741	3.35%	19,623	3.01%
Federal funds purchased	18,300	0.45%	16,000	0.60%

Total	$216,888	2.37%	$194,917	2.53%

The Federal Home Loan Bank (FHLB) advances are collateralized by a blanket lien on all qualified 1-4 family mortgage loans and U.S. government and federal agency securities. Advances are also secured by FHLB stock owned by the Corporation. The Corporation had the ability to borrow up to an additional $98,322 based on the assets pledged as collateral as of September 30, 2011.

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $79,464 and $86,381 at September 30, 2011 and December 31, 2010, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates and federal funds purchased generally mature within one to four days from the transaction date. The following table provides a summary of short term borrowings for the three and nine month periods ended September 30:

	Three Months Ended September 30
	2011			2010
	Maximum Month-End Balance	QTD Average Balance	Weighted Average Interest Rate During the Period	Maximum Month-End Balance	QTD Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$49,583	$47,871	0.25%	$56,410	$56,247	0.28%
Federal funds purchased	18,300	2,563	0.46%	—	32	0.50%

	Nine Months Ended September 30
	2011			2010
	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$49,583	$42,515	0.25%	$56,410	$42,881	0.29%
Federal funds purchased	18,300	2,776	0.51%	—	136	0.50%

The Corporation had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family mortgage loans in the following amounts at:

	September 30 2011	December 31 2010
Pledged to secure borrowed funds	$289,263	$297,297
Pledged to secure repurchase agreements	79,464	86,381
Pledged for public deposits and for other purposes necessary or required by law	23,036	14,626

Total	$391,763	$398,304

The Corporation had no investment securities that are restricted to be pledged for specific purposes.

NOTE 9 – OTHER NONINTEREST EXPENSES

A summary of expenses included in other noninterest expenses are as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Marketing and community relations	$228	$284	$978	$944
Directors fees	203	210	620	655
Audit and SOX compliance fees	195	92	518	438
Foreclosed asset and collection	143	317	420	671
Education and travel	102	107	306	319
Postage and freight	103	106	299	289
Printing and supplies	108	119	297	316
Amortization of deposit premium	77	86	229	258
Legal fees	82	103	198	301
Consulting fees	63	25	163	125
All other	402	450	1,136	1,201

Total other	$1,706	$1,899	$5,164	$5,517

NOTE 10 – FEDERAL INCOME TAXES

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Income taxes at 34% statutory rate	$967	$1,039	$2,971	$2,680
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(389)	(348)	(1,157)	(1,052)
Earnings on corporate owned life insurance	(48)	(69)	(146)	(175)
Other	(204)	(130)	(460)	(323)

Total effect of nontaxable income	(641)	(547)	(1,763)	(1,550)
Effect of nondeductible expenses	8	11	31	24

Federal income tax expense	$334	$503	$1,239	$1,154

Included in other comprehensive income for the three and nine month periods ended September 30 are changes in unrealized holding losses of $675 and $72 in 2011 and losses of $247 and $757 in 2010, respectively, related to auction rate money market preferred stock securities and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Corporation has a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation made a $140 contribution to the pension plan during the three and nine month periods ended September 30, 2011 and made no contributions to the plan in the three or nine month periods ended September 30, 2010.

Following are the components of net periodic benefit cost for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Interest cost on projected benefit obligation	$126	$132	$380	$398
Expected return on plan assets	(131)	(122)	(392)	(368)
Amortization of unrecognized actuarial net loss	38	38	115	115

Net periodic benefit cost	$33	$48	$103	$145

NOTE 12 – FAIR VALUE

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows:

	September 30, 2011		December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
ASSETS
Cash and demand deposits due from banks	$21,221	$21,221	$18,109	$18,109
Certificates of deposit held in other financial institutions	9,720	9,649	15,908	15,808
Mortgage loans available-for-sale	2,976	2,976	1,182	1,182
Net loans	756,806	737,790	734,634	722,931
Accrued interest receivable	6,523	6,523	5,456	5,456
Equity securities without readily determinable fair values	17,093	17,093	17,564	17,564
Originated mortgage servicing rights	2,292	2,292	2,673	2,667

LIABILITIES
Deposits without stated maturities	468,283	468,283	424,978	424,978
Deposits with stated maturities	484,524	474,158	454,332	452,361
Borrowed funds	218,545	211,624	190,180	184,494
Accrued interest payable	935	935	1,003	1,003

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2011			December 31, 2010
Description	Total	Level 2	Level 3	Total	Level 2	Level 3
Recurring items
Trading securities
States and political subdivisions	$4,886	$4,886	$—	$5,837	$5,837	$—
Available-for-sale investment securities
Government sponsored enterprises	397	397	—	5,404	5,404	—
States and political subdivisions	173,069	173,069	—	169,717	169,717	—
Auction rate money market preferred	2,463	—	2,463	2,865	—	2,865
Preferred stocks	7,266	—	7,266	6,936	—	6,936
Mortgage-backed securities	129,865	129,865	—	102,215	102,215	—
Collateralized mortgage obligations	102,819	102,819	—	43,587	43,587	—

Total available-for-sale investment securities	415,879	406,150	9,729	330,724	320,923	9,801
Borrowed funds	5,264	5,264	—	10,423	10,423	—
Nonrecurring items
Impaired loans	26,266	—	26,266	12,048	—	12,048
Originated mortgage servicing rights	2,292	2,292	—	2,667	2,667	—
Foreclosed assets	2,078	2,078	—	2,067	2,067	—

	$456,665	$420,670	$35,995	$363,766	$341,917	$21,849

Percent of assets and liabilities measured at fair value		92.12%	7.88%		93.99%	6.01%

As of September 30, 2011 and December 31, 2010, the Corporation had no assets or liabilities measured utilizing Level 1 valuation techniques.

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

Securities classified as Level 3 include securities in less liquid markets and include auction rate money market preferred securities and preferred stocks. Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of September 30, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, illiquidity of securities, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have continual call dates. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using discount rates between 4.79% and 6.89% as of September 30, 2011.

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

Goodwill and other intangible assets: Acquisition intangibles and goodwill are subject to impairment testing. A projected cash flow valuation method is used in the completion of impairment testing. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. For the nine month periods ended September 30, 2011 and 2010, there were no impairments recorded on goodwill and other acquisition intangibles.

Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis, or more frequently if an indication of impairment exists, by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. For the nine month periods ended September 30, 2011 and 2010, there were no impairments recorded on equity securities without readily determinable fair values.

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

The table below represents the activity in available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Level 3 inputs at beginning of period	$10,404	$9,517	$9,801	$10,027
Net unrealized losses	(675)	(247)	(72)	(757)

Level 3 inputs - September 30	$9,729	$9,270	$9,729	$9,270

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and nine month periods ended September 30, 2011 and 2010, are summarized as follows:

	Three Months Ended September 30
	2011			2010
Description	Trading Gains and (Losses)	Other Gains and (Losses)	Total	Trading Gains and (Losses)	Other Gains and (Losses)	Total
Recurring Items
Trading securities	$(24)	$—	$(24)	$2	$—	$2
Borrowed funds	—	42	42	—	43	43
Nonrecurring Items
Foreclosed assets	—	(10)	(10)	—	—	—
Originated mortgage servicing rights	—	(296)	(296)	—	(83)	(83)

Total	$(24)	$(264)	$(288)	$2	$(40)	$(38)

	Nine Months Ended September 30
	2011			2010
Description	Trading Gains and (Losses)	Other Gains and (Losses)	Total	Trading Gains and (Losses)	Other Gains and (Losses)	Total
Recurring items
Trading securities	$(51)	$—	$(51)	$(36)	$—	$(36)
Borrowed funds	—	159	159	—	96	96
Nonrecurring items
Foreclosed assets	—	(45)	(45)	—	(90)	(90)
Originated mortgage servicing rights	—	(314)	(314)	—	(232)	(232)

Total	$(51)	$(200)	$(251)	$(36)	$(226)	$(262)

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Borrowings carried at fair value - beginning of period	$5,306	$12,751	$10,423	$17,804
Paydowns and maturities	—	—	(5,000)	(5,000)
Net change in fair value	(42)	(43)	(159)	(96)

Borrowings carried at fair value - September 30	$5,264	$12,708	$5,264	$12,708

Unpaid principal balance - September 30	$5,000	$12,154	$5,000	$12,154

NOTE 13 – OPERATING SEGMENTS

The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations as of September 30, 2011 and 2010 and each of the three and nine month periods then ended, represented 90% or more of the Corporation’s total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In spite of the economic downturn that has occurred over the past few years, the Corporation continues to be profitable, with net income of $7,499 for the nine month period ended September 30, 2011. The Corporation’s nonperforming loans have decreased slightly to 0.81% of total loans as of September 30, 2011 compared to 0.83% as of December 31, 2010. The ratio of nonperforming loans to total loans for all banks in the Corporation’s peer group was 3.43% as of June 30, 2011 (September 30, 2011 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully tax equivalent basis) was 3.90% for the nine month period ended September 30, 2011.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act on the financial services industry as a whole and on the Corporation. In particular, many provisions of the Dodd-Frank Act are subject to rulemaking, which make it difficult to predict the impact of the Dodd-Frank Act on the Corporation, its customers and the financial services industry as a whole. While the overall effects of the Dodd-Frank Act remains unclear, management anticipates that it will be substantial. In the third quarter of 2011, the Corporation began to experience increased compensation costs as a result of staff additions necessary to comply with the new regulations.

CRITICAL ACCOUNTING POLICIES

A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2010. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles, and the determination of the fair value and assessment of other-than-temporary impairment of investment securities to be its most critical accounting policies.

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

Due to the limited trading activity of these securities, the fair values were estimated utilizing a hybrid of market value and discounted cash flow analysis as of September 30, 2011 and a discounted cash flow analysis as of December 31, 2010. These analyses considered creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institutions debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources. All securities have continual call dates. The Corporation calculated the present value assuming a 3 year nonamortizing balloon using discount rates between 4.79% and 6.89% as of September 30, 2011.

As of September 30, 2011, the Corporation held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Despite the limited trading of these securities, management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, and management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

RESULTS OF OPERATIONS

Selected Financial Data

The following table outlines the results of operations for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
INCOME STATEMENT DATA
Net interest income	$10,462	$10,010	$31,215	$29,690
Provision for loan losses	963	968	2,383	3,231
Net income	2,511	2,553	7,499	6,727
PER SHARE DATA
Earnings per share
Basic	$0.33	$0.34	$0.99	$0.89
Diluted	0.32	0.33	0.97	0.87
Cash dividends per common share	0.19	0.18	0.57	0.54
Book value (at end of period)	20.53	19.59	20.53	19.59
RATIOS
Average primary capital to average assets	12.12%	12.60%	12.36%	13.07%
Net income to average assets (annualized)	0.77	0.85	0.79	0.77
Net income to average equity (annualized)	6.86	7.32	6.84	6.35
Net income to average tangible equity (annualized)	9.97	10.79	10.17	9.54

Net Interest Income

Net interest income equals interest income less interest expense and is the primary source of income for the Corporation. Interest income includes loan fees of $534 and $1,755 for the three and nine month periods ended September 30, 2011, respectively, as compared to $524 and $1,426 during the same periods in 2010. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

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

The following table displays the results for the three month periods ended September 30:

	2011			2010
	Average Balance	Tax Equivalent Interest	Average Yield\ Rate	Average Balance	Tax Equivalent Interest	Average Yield\ Rate

INTEREST EARNING ASSETS
Loans	$746,856	$11,365	6.09%	$726,107	$11,769	6.48%
Taxable investment securities	243,123	1,800	2.96%	162,262	1,288	3.18%
Nontaxable investment securities	135,433	1,882	5.56%	119,470	1,683	5.63%
Trading account securities	4,905	68	5.55%	6,602	91	5.51%
Other	38,412	121	1.26%	57,251	119	0.83%

Total earning assets	1,168,729	15,236	5.21%	1,071,692	14,950	5.58%

NONEARNING ASSETS
Allowance for loan losses	(12,496)			(13,256)
Cash and demand deposits due from banks	20,459			19,699
Premises and equipment	24,361			24,793
Accrued income and other assets	98,126			95,175

Total assets	$1,299,179			$1,198,103

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$155,385	49	0.13%	$140,203	40	0.11%
Savings deposits	192,457	117	0.24%	167,350	97	0.23%
Time deposits	469,791	2,559	2.18%	433,763	2,751	2.54%
Borrowed funds	202,451	1,345	2.66%	195,532	1,408	2.88%

Total interest bearing liabilities	1,020,084	4,070	1.60%	936,848	4,296	1.83%

NONINTEREST BEARING LIABILITIES
Demand deposits	114,875			105,295
Other	17,706			16,542
Shareholders’ equity	146,514			139,418

Total liabilities and shareholders’ equity	$1,299,179			$1,198,103

Net interest income (FTE)		$11,166			$10,654

Net yield on interest earning assets (FTE)			3.82%			3.98%

The following table displays the results for the nine month periods ended September 30:

	2011			2010
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate

INTEREST EARNING ASSETS
Loans	$741,308	$34,190	6.15%	$725,394	$34,937	6.42%
Taxable investment securities	226,104	5,149	3.04%	152,642	3,913	3.42%
Nontaxable investment securities	134,948	5,830	5.76%	118,779	5,211	5.85%
Trading account securities	5,174	217	5.59%	8,779	352	5.35%
Other	38,407	388	1.35%	43,012	333	1.03%

Total earning assets	1,145,941	45,774	5.33%	1,048,606	44,746	5.69%

NONEARNING ASSETS
Allowance for loan losses	(12,544)			(13,323)
Cash and demand deposits due from banks	20,111			17,228
Premises and equipment	24,335			24,564
Accrued income and other assets	95,005			91,636

Total assets	$1,272,848			$1,168,711

INTEREST BEARING LIABILITIES
Savings deposits	$152,436	142	0.12%	$135,848	110	0.11%
Time deposits	192,820	363	0.25%	167,429	282	0.22%
Borrowed funds	463,950	7,781	2.24%	424,301	8,253	2.59%
	193,021	3,938	2.72%	187,685	4,342	3.08%

Total interest bearing liabilities	1,002,227	12,224	1.63%	915,263	12,987	1.89%

NONINTEREST BEARING LIABILITIES
Demand deposits	111,084			100,496
Other	13,266			11,751
Shareholders’ equity	146,271			141,201

Total liabilities and shareholders’ equity	$1,272,848			$1,168,711

Net interest income (FTE)		$33,550			$31,759

Net yield on interest earning assets (FTE)			3.90%			4.04%

VOLUME AND RATE VARIANCE ANALYSIS

The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

Volume Variance - change in volume multiplied by the previous year’s rate.

Rate Variance - change in the fully taxable equivalent (FTE) rate multiplied by the prior year’s volume.

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended September 30, 2011 Compared to September 30, 2010 Increase (Decrease) Due to			Nine Months Ended September 30, 2011 Compared to September 30, 2010 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net

CHANGES IN INTEREST INCOME
Loans	$330	$(734)	$(404)	$755	$(1,502)	$(747)
Taxable investment securities	604	(92)	512	1,713	(477)	1,236
Nontaxable investment securities	222	(23)	199	700	(81)	619
Trading account securities	(24)	1	(23)	(151)	16	(135)
Other	(47)	49	2	(38)	93	55

Total changes in interest income	1,085	(799)	286	2,979	(1,951)	1,028

CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	5	4	9	14	18	32
Savings deposits	15	5	20	46	35	81
Time deposits	217	(409)	(192)	728	(1,200)	(472)
Borrowed funds	49	(112)	(63)	121	(525)	(404)

Total changes in interest expense	286	(512)	(226)	909	(1,672)	(763)

Net change in interest margin (FTE)	$799	$(287)	$512	$2,070	$(279)	$1,791

Despite the declines in interest rates over the last year (for both interest earning assets and interest bearing liabilities), the Corporation has been able to maintain adequate interest margins.

The Corporation anticipates that net interest margin yield will decline slightly during the remainder of 2011 due to the following factors:

•

Based on the current economic conditions, management does not anticipate any changes in the target Fed Funds rate in the foreseeable future. As such, the Corporation does not anticipate significant, if any, changes in market rates. However, there is the potential for declines in rates earned on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio, as securities that are either called or mature during the remainder of 2011 will likely be reinvested at significantly lower rates.

•

Average loans to assets was 58.2% in the first nine months of 2011 as compared to 62.1% in 2010. The decline represents a shift of assets from higher yielding loans into lower yielding investments, which negatively impacts net interest margin yield.

•

The interest rates on many types of loans including home equity lines of credit and investment securities with acceptable credit and interest rate risks are currently priced at or below the Corporation’s quarter to date net yield on interest earning assets of 3.82%. In order to earn additional net interest income, the Corporation is continuing to extend loans and purchase investments that will increase net income but decrease net interest margin yield.

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

	2011	2010	Variance
Allowance for loan losses - January 1	$12,373	$12,979	$(606)
Loans charged off
Commercial and agricultural	1,085	1,779	(694)
Real estate mortgage	1,735	1,884	(149)
Consumer	382	431	(49)

Total loans charged off	3,202	4,094	(892)

Recoveries
Commercial and agricultural	422	323	99
Real estate mortgage	142	364	(222)
Consumer	255	216	39

Total recoveries	819	903	(84)
Provision for loan losses	2,383	3,231	(848)

Allowance for loan losses - September 30	$12,373	$13,019	$(646)

Net loans charged off	$2,383	$3,191	$(808)
Year to date average loans outstanding	741,308	725,394	15,914

Net loans charged off to average loans outstanding	0.32%	0.44%	-0.12%

Total amount of loans outstanding	$750,163	$726,069	$24,094

Allowance for loan losses as a % of loans	1.65%	1.79%	-0.14%

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

As shown in the preceding table, when comparing the first nine months of 2011 to the same period in 2010, net loans charged off decreased by $808. This improvement allowed the Corporation to reduce its provision for loan losses for the nine month period ended September 30, 2011 as compared to 2010. While there have been marked improvements in the level of net loans charged off, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.

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

For further discussion on the allocation of the allowance for loan losses, see “Note 6 - Loans and Allowance for Loan Losses” to the Corporation’s interim condensed consolidated financial statements.

Loans Past Due and Loans in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses. To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.

The following tables summarize the Corporation’s past due and nonaccrual loans as of:

	September 30, 2011
	Accruing Loans Past Due		Nonaccrual	Total Past Due
	30-89 Days	90 Days or More		and Nonaccrual
Commercial and agricultural	$3,986	$268	$3,605	$7,859
Residential mortgage	3,276	492	1,688	5,456
Consumer installment	179	1	—	180

	$7,441	$761	$5,293	$13,495

	December 31, 2010
	Accruing Loans Past Due		Nonaccrual	Total Past Due
	30-89 Days	90 Days or More		and Nonaccrual
Commercial and agricultural	$5,291	$175	$4,140	$9,606
Residential mortgage	6,339	310	1,470	8,119
Consumer installment	308	1	—	309

	$11,938	$486	$5,610	$18,034

Troubled Debt Restructurings

The following table summarizes the Corporation’s troubled debt restructurings component of its impaired loans as of:

	September 30 2011			December 31 2010
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$19,304	$411	$19,715	$4,798	$499	$5,297	$14,418
Past due 30-89 days	243	23	266	277	26	303	(37)
Past due 90 days or more	50	106	156	—	163	163	(7)

Total troubled debt restructurings	$19,597	$540	$20,137	$5,075	$688	$5,763	$14,374

The Corporation has taken aggressive actions to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These loan modifications have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. Troubled debt restructurings that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance.

As a result of adopting the amendments in ASU No. 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings (TDR’s). The Corporation identified as TDR’s certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as TDR’s, the Corporation identified them as impaired. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance for those loans newly identified as impaired. The Corporation’s recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired was $9,081, with a specific valuation allowance of $1,601 as of September 30, 2011.

Loan modifications are considered to be TDR’s when the modification results in terms outside of normal lending practices to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following tables summarize concessions granted by the Corporation to borrowers in financial difficulties in the three and nine month periods ended September 30, 2011:

	Loans Restructured in the Three Months Ended September 30, 2011
	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	21	4,069	—	—	—	—

Total commercial	22	4,477	—	—	—	—

Agricultural other	3	143	—	—	—	—

Residential mortgage
Senior liens	1	85	1	7	1	73

Consumer secured	3	34	—	—	—	—

Total	29	$4,739	1	$7	1	$73

	Loans Restructured in the Nine Months Ended September 30, 2011
	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	38	9,500	3	913	1	1,730

Total commercial	39	9,908	3	913	1	1,730

Agricultural other	11	1,481	—	—	—	—

Residential mortgage
Senior liens	18	2,083	2	57	3	314

Consumer secured	5	50	—	—	—	—

Total	73	$13,522	5	$970	4	$2,044

The Corporation did not restructure any loans through the forbearance of principal or accrued interest in the three and nine month periods ended September 30, 2011.

The Corporation has been successful in its efforts to restructure loans to reduce foreclosures. Of the 144 troubled debt restructurings granted since December 31, 2008, only 5 have defaulted.

Nonperforming Assets

The following table summarizes the Corporation’s nonperforming assets as of:

	September 30 2011	December 31 2010	Change
Nonaccrual loans	$5,293	$5,610	$(317)
Accruing loans past due 90 days or more	761	486	275

Total nonperforming loans	6,054	6,096	(42)
Other real estate owned (OREO)	2,074	2,039	35
Repossessed assets	4	28	(24)

Total nonperforming assets	$8,132	$8,163	$(31)

Nonperforming loans as a % of total loans	0.81%	0.83%	-0.02%

Nonperforming assets as a % of total assets	0.61%	0.67%	-0.06%

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

The following table summarizes the Corporation’s nonaccrual loan balances by type as of:

	September 30 2011	December 31 2010	Change
Commercial and agricultural	$3,605	$4,140	$(535)
Residential mortgage	1,688	1,470	218

	$5,293	$5,610	$(317)

Included in nonaccrual commercial and agricultural loans was one credit with a balance of $2,329 as of September 30, 2011 and $2,679 as of December 31, 2010. This credit is secured by undeveloped commercial real estate for which there has been a specific allocation established in the amount of $345 as of December 31, 2010. As of September 30, 2011, there was no specific allocation established for this credit as it has been charged down to reflect the current market value of the real estate. There were no other individually significant credits included in nonaccrual loans as of September 30, 2011 and December 31, 2010.

Included in the nonaccrual loan balances above were credits currently classified as troubled debt restructurings as of:

	September 30 2011	December 31 2010	Change
Commercial and agricultural	$19	$115	$(96)
Residential mortgage	521	573	(52)

	$540	$688	$(148)

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

Based on management’s analysis, the allowance for loan losses is considered appropriate as of September 30, 2011. Management will continue to closely monitor its overall credit quality during the remainder of 2011 to ensure that the allowance for loan losses remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2011	2010	$	%
Service charges and fees
NSF and overdraft fees	$653	$723	$(70)	-9.7%
ATM and debit card fees	455	386	69	17.9%
Trust fees	253	223	30	13.5%
Freddie Mac servicing fee	188	189	(1)	-0.5%
Service charges on deposit accounts	84	87	(3)	-3.4%
Net originated mortgage servicing rights loss	(325)	(68)	(257)	-377.9%
All other	33	36	(3)	-8.3%

Total service charges and fees	1,341	1,576	(235)	-14.9%
Gain on sale of mortgage loans	111	178	(67)	-37.6%
Net (loss) gain on trading securities	(24)	2	(26)	N/M
Net gain on borrowings measured at fair value	42	43	(1)	-2.3%
Gain on sale of available-for-sale investment securities	—	292	(292)	-100.0%
Other
Earnings on corporate owned life insurance policies	141	201	(60)	-29.9%
Brokerage and advisory fees	122	132	(10)	-7.6%
All other	126	210	(84)	-40.0%

Total other	389	543	(154)	-28.4%

Total noninterest income	$1,859	$2,634	$(775)	-29.4%

	Nine Months Ended September 30
			Change
	2011	2010	$	%
Service charges and fees
NSF and overdraft fees	$1,875	$2,171	$(296)	-13.6%
ATM and debit card fees	1,299	1,108	191	17.2%
Trust fees	741	652	89	13.7%
Freddie Mac servicing fee	544	556	(12)	-2.2%
Service charges on deposit accounts	242	254	(12)	-4.7%
Net originated mortgage servicing rights loss	(375)	(152)	(223)	-146.7%
All other	108	109	(1)	-0.9%

Total service charges and fees	4,434	4,698	(264)	-5.6%
Gain on sale of mortgage loans	293	345	(52)	-15.1%
Net loss on trading securities	(51)	(36)	(15)	-41.7%
Net gain on borrowings measured at fair value	159	96	63	65.6%
Gain on sale of available-for-sale investment securities	—	348	(348)	-100.0%
Other
Earnings on corporate owned life insurance policies	428	514	(86)	-16.7%
Brokerage and advisory fees	405	422	(17)	-4.0%
All other	117	284	(167)	-58.8%

Total other	950	1,220	(270)	-22.1%

Total noninterest income	$5,785	$6,671	$(886)	-13.3%

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

•

Trust fees have increased primarily due to increases in the size of the managed portfolio. As management anticipates continued growth in trust services, it anticipates trust fees to continue to increase as well.

•

Net originated mortgage servicing rights (OMSR) losses are primarily driven by fluctuations in the balance of loans sold to the secondary market and by offering rates on new residential mortgages. As the balance of loans sold to the secondary market has declined and interest rates continue to be at historically low levels, OMSR losses have significantly increased since 2010.

•

Fluctuations in the gains and losses related to trading securities and borrowings measured at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities for the remainder of the year as rates are expected to remain unchanged.

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

Noninterest Expenses

Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, FDIC insurance premiums, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2011	2010	$	%
Compensation and benefits
Leased employee salaries	$3,567	$3,418	$149	4.4%
Leased employee benefits	1,241	1,263	(22)	-1.7%
All other	6	4	2	50.0%

Total compensation and benefits	4,814	4,685	129	2.8%

Occupancy
Depreciation	153	145	8	5.5%
Outside services	147	134	13	9.7%
Utilities	122	107	15	14.0%
Property taxes	121	136	(15)	-11.0%
Building repairs	70	67	3	4.5%
All other	20	17	3	17.6%

Total occupancy	633	606	27	4.5%

Furniture and equipment
Depreciation	474	511	(37)	-7.2%
Computer / service contracts	504	446	58	13.0%
ATM and debit card expenses	161	154	7	4.5%
All other	12	7	5	71.4%

Total furniture and equipment	1,151	1,118	33	3.0%

FDIC insurance premiums	209	312	(103)	-33.0%

Other
Marketing and community relations	228	284	(56)	-19.7%
Directors fees	203	210	(7)	-3.3%
Audit and SOX compliance fees	195	92	103	112.0%
Foreclosed asset and collection	143	317	(174)	-54.9%
Education and travel	102	107	(5)	-4.7%
Postage and freight	103	106	(3)	-2.8%
Printing and supplies	108	119	(11)	-9.2%
Amortization of deposit premium	77	86	(9)	-10.5%
Legal fees	82	103	(21)	-20.4%
Consulting fees	63	25	38	152.0%
All other	402	450	(48)	-10.7%

Total other	1,706	1,899	(193)	-10.2%

Total noninterest expenses	$8,513	$8,620	$(107)	-1.2%

	Nine Months Ended September 30
			Change
	2011	2010	$	%
Compensation and benefits
Leased employee salaries	$10,636	$10,175	$461	4.5%
Leased employee benefits	3,911	3,659	252	6.9%
All other	18	11	7	63.6%

Total compensation and benefits	14,565	13,845	720	5.2%

Occupancy
Depreciation	451	437	14	3.2%
Outside services	454	389	65	16.7%
Property taxes	379	364	15	4.1%
Utilities	355	323	32	9.9%
Building repairs	189	159	30	18.9%
All other	64	53	11	20.8%

Total occupancy	1,892	1,725	167	9.7%

Furniture and equipment
Depreciation	1,458	1,454	4	0.3%
Computer / service contracts	1,429	1,313	116	8.8%
ATM and debit card fees	457	442	15	3.4%
All other	40	22	18	81.8%

Total furniture and equipment	3,384	3,231	153	4.7%

FDIC insurance premiums	874	931	(57)	-6.1%

Other
Marketing and community relations	978	944	34	3.6%
Directors fees	620	655	(35)	-5.3%
Audit and SOX compliance fees	518	438	80	18.3%
Foreclosed asset and collection	420	671	(251)	-37.4%
Education and travel	306	319	(13)	-4.1%
Postage and freight	299	289	10	3.5%
Printing and supplies	297	316	(19)	-6.0%
Amortization of deposit premium	229	258	(29)	-11.2%
Legal fees	198	301	(103)	-34.2%
Consulting fees	163	125	38	30.4%
All other	1,136	1,201	(65)	-5.4%

Total other	5,164	5,517	(353)	-6.4%

Total noninterest expenses	$25,879	$25,249	$630	2.5%

Significant changes in noninterest expenses are detailed below:

•	The fluctuation in leased employee salaries is due to annual merit increases and the continued growth of the Corporation.

•	Leased employee benefits fluctuate from period to period primarily as a result of medical costs.

•

Foreclosed asset and collection expenses have declined from 2010; however; they continue to be at historically high levels. Management anticipates that these expenses will approximate current levels throughout the remainder of 2011.

•

Marketing and community relations expenses fluctuate from period to period based on the timing of marketing campaigns and donations. Management does not anticipate any significant changes for the remainder of 2011

•

The change in Audit and SOX compliance fees is primarily due to the timing of performance of recurring audit procedures. Management does not anticipate any significant changes for the remainder of 2011.

•

The Corporation’s legal expenses vary from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations. At this time, the Corporation is not aware of any significant legal matters for 2011.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	September 30 2011	December 31 2010	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,221	$18,109	$3,112	17.18%
Certificates of deposit held in other financial institutions	9,649	15,808	(6,159)	-38.96%
Trading securities	4,886	5,837	(951)	-16.29%
Available-for-sale securities	415,879	330,724	85,155	25.75%
Mortgage loans available-for-sale	2,976	1,182	1,794	151.78%
Loans	750,163	735,304	14,859	2.02%
Allowance for loan losses	(12,373)	(12,373)	—	0.00%
Premises and equipment	24,294	24,627	(333)	-1.35%
Corporate owned life insurance	21,894	17,466	4,428	25.35%
Accrued interest receivable	6,523	5,456	1,067	19.56%
Equity securities without readily determinable fair values	17,093	17,564	(471)	-2.68%
Goodwill and other intangible assets	46,862	47,091	(229)	-0.49%
Other assets	15,026	19,015	(3,989)	-20.98%

TOTAL ASSETS	$1,324,093	$1,225,810	$98,283	8.02%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$942,441	$877,339	$65,102	7.42%
Borrowed funds	216,888	194,917	21,971	11.27%
Accrued interest payable and other liabilities	9,185	8,393	792	9.44%

Total liabilities	1,168,514	1,080,649	87,865	8.13%
Shareholders’ equity	155,579	145,161	10,418	7.18%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,324,093	$1,225,810	$98,283	8.02%

As shown above, the Corporation has had strong balance sheet growth since December 31, 2010. As loan balances have remained essentially unchanged since year end, the Corporation has deployed much of the funds generated from increases in deposit accounts and borrowed funds into available-for-sale investment securities. Management anticipates that deposit growth will continue to remain strong for the remainder of 2011, which will likely result in further increases in available-for-sale investment securities.

The following table outlines the changes in the loan portfolio:

	September 30 2011	December 31 2010	$ Change	% Change (unannualized)
Commercial	$362,316	$348,852	$13,464	3.86%
Agricultural	75,399	71,446	3,953	5.53%
Residential real estate mortgage	280,659	284,029	(3,370)	-1.19%
Installment	31,789	30,977	812	2.62%

	$750,163	$735,304	$14,859	2.02%

During the third quarter of 2011, the Corporation increased purchased an additional $4,000 of corporate owned life insurance policies. Management does not anticipate purchasing any additional policies in 2011.

The following table outlines the changes in the deposit portfolio:

	September 30 2011	December 31 2010	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$120,433	$104,902	$15,531	14.81%
Interest bearing demand deposits	155,311	142,259	13,052	9.17%
Savings deposits	192,539	177,817	14,722	8.28%
Certificates of deposit	422,618	398,613	24,005	6.02%
Brokered certificates of deposit	51,540	53,748	(2,208)	-4.11%

Total	$942,441	$877,339	$65,102	7.42%

As shown in the preceding table, a significant amount of the growth in deposits since December 31, 2010 has been spread across the various deposit categories. This growth was the result of focused marketing efforts to increase deposit market share in the communities served. Management anticipates that deposits will continue to grow throughout the remainder of 2011.

Borrowed funds consist of the following obligations as of:

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$132,264	3.31%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	49,583	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,741	3.35%	19,623	3.01%
Federal funds purchased	18,300	0.45%	16,000	0.60%

Total	$216,888	2.37%	$194,917	2.53%

Capital

The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income. The Corporation offers dividend reinvestment and employee and director stock purchase plans. Under the provisions of these plans, the Corporation issued 89,898 shares or $1,633 of common stock during the first nine months of 2011, as compared to 90,068 shares or $1,619 of common stock during the same period in 2010. The Corporation also offers a deferred compensation plan for its directors, which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, the Corporation increased shareholders’ equity by $486 and $502 during the nine month periods ended September 30, 2011 and 2010, respectively.

The Board of Directors has approved a publicly announced common stock repurchase plan to enable the Corporation to repurchase its common stock. During the first nine months of 2011 and 2010, pursuant to this plan, the Corporation repurchased 76,708 shares of common stock at an average price of $18.13 and 119,300 shares of common stock at an average price of $18.60, respectively. As of September 30, 2011, the Corporation was authorized to repurchase up to an additional 62,729 shares of common stock.

Accumulated other comprehensive income increased $6,608 for the nine month period ended September 30, 2011, net of tax. The increase is a result of unrealized gains on available-for-sale investment securities.

There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.10% as of September 30, 2011.

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

	September 30 2011	December 31 2010	Required
Equity Capital	12.43%	12.44%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	13.68%	13.69%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At September 30, 2011, the Bank exceeded these minimum capital requirements. Recently passed legislation may increase the required level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.

Liquidity

The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities, excluding auction rate money market preferred securities and preferred stocks due to their illiquidity. These categories totaled $441,906 or 33.4% of assets as of September 30, 2011 as compared to $360,677 or 29.4% as of December 31, 2010. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.

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

The following table summarizes the Corporation’s sources and uses of cash for the nine month periods ended September 30:

	2011	2010	$ Variance
Net cash provided by operating activities	$12,992	$17,802	$(4,810)
Net cash used in investing activities	(92,937)	(55,135)	(37,802)
Net cash provided by financing activities	83,057	59,773	23,284

Increase in cash and cash equivalents	3,112	22,440	(19,328)
Cash and cash equivalents January 1	18,109	22,706	(4,597)

Cash and cash equivalents September 30	$21,221	$45,146	$(23,925)

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

	Contract Amount
	September 30 2011	December 31 2010
Unfunded commitments under lines of credit	$98,449	$110,201
Commercial and standby letters of credit	4,604	4,881
Commitments to grant loans	31,512	13,382

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

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Corporation, is based on management’s credit evaluation of the customer. Commitments to grant loans include loans committed to be sold to the secondary market.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

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

The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of September 30, 2011 and December 31, 2010. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	September 30, 2011							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	09/30/11

Rate sensitive assets
Other interest bearing assets	$4,867	$4,355	$1,325	$—	$—	$—	$10,547	$10,618
Average interest rates	2.06%	1.57%	1.14%	—	—	—	1.74%
Trading securities	$3,123	$1,024	$739	$—	$—	$—	$4,886	$4,886
Average interest rates	3.18%	2.46%	2.75%	—	—	—	2.97%
Fixed interest rate securities	$95,384	$61,094	$44,149	$40,104	$29,179	$145,969	$415,879	$415,879
Average interest rates	3.19%	2.94%	2.93%	3.09%	3.20%	3.02%	3.06%
Fixed interest rate loans	$142,312	$121,799	$108,307	$72,913	$74,140	$63,591	$583,062	$602,078
Average interest rates	6.33%	6.31%	5.90%	6.16%	5.50%	5.25%	6.00%
Variable interest rate loans	$74,235	$21,854	$22,629	$19,192	$12,402	$16,789	$167,101	$167,101
Average interest rates	4.80%	4.09%	4.07%	3.75%	3.94%	4.30%	4.37%

Rate sensitive liabilities
Borrowed funds	$95,258	$15,367	$30,118	$36,145	$20,000	$20,000	$216,888	$223,809
Average interest rates	1.48%	3.79%	3.38%	3.84%	2.67%	2.56%	2.51%
Savings and NOW accounts	$77,745	$58,807	$60,397	$48,212	$32,409	$70,280	$347,850	$347,850
Average interest rates	0.20%	0.20%	0.19%	0.19%	0.18%	0.16%	0.19%
Fixed interest rate time deposits	$262,695	$73,585	$43,887	$47,991	$40,591	$3,803	$472,552	$482,918
Average interest rates	1.68%	2.68%	2.57%	2.66%	2.59%	2.45%	2.10%
Variable interest rate time deposits	$1,606	$—	$—	$—	$—	$—	$1,606	$1,606
Average interest rates	0.78%	—	—	—	—	—	0.78%

	December 31, 2010							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10

Rate sensitive assets
Other interest bearing assets	$10,550	$5,429	$960	$—	$—	$—	$16,939	$17,039
Average interest rates	0.96%	1.82%	2.16%	—	—	—	1.30%
Trading securities	$1,918	$2,366	$1,031	$522	$—	$—	$5,837	$5,837
Average interest rates	3.46%	2.31%	2.42%	2.47%	—	—	2.72%
Fixed interest rate securities	$64,652	$42,984	$32,871	$29,395	$24,438	$136,384	$330,724	$330,724
Average interest rates	3.68%	3.42%	3.30%	3.33%	3.28%	3.13%	3.32%
Fixed interest rate loans	$128,277	$121,434	$140,019	$67,423	$68,569	$66,010	$591,732	$603,435
Average interest rates	6.80%	6.63%	6.26%	6.47%	6.08%	5.83%	6.41%
Variable interest rate loans	$59,536	$17,306	$22,523	$15,118	$18,830	$10,259	$143,572	$143,572
Average interest rates	4.94%	4.76%	4.27%	3.78%	3.69%	5.21%	4.55%

Rate sensitive liabilities
Borrowed funds	$74,151	$33,013	$15,127	$37,087	$25,539	$10,000	$194,917	$200,603
Average interest rates	0.62%	3.46%	2.55%	3.11%	4.60%	2.35%	2.33%
Savings and NOW accounts	$74,278	$73,818	$53,174	$35,872	$24,520	$58,414	$320,076	$320,076
Average interest rates	0.21%	0.21%	0.20%	0.19%	0.18%	0.15%	0.19%
Fixed interest rate time deposits	$215,648	$113,338	$44,269	$31,414	$39,474	$6,278	$450,421	$452,392
Average interest rates	1.79%	2.67%	3.35%	2.86%	2.97%	3.26%	2.36%
Variable interest rate time deposits	$1,279	$661	$—	$—	$—	$—	$1,940	$1,940
Average interest rates	1.21%	1.06%	—	—	—	—	1.16%

Item 4 – Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of September 30, 2011, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, no change occurred in the Corporation’s internal control over financial reporting that materially affected, or is likely to materially effect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Corporation is not involved in any material legal proceedings. The Corporation is involved in ordinary, routine litigation incidental to its business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, or financial condition.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

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

The following table provides information for the three month period ended September 30, 2011, with respect to this plan:

			Total Number of Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly Announced Plan or Program	Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, June 30, 2011				88,979
July 1 - 31, 2011	9,676	$17.78	9,676	79,303
August 1 - 31, 2011	7,066	18.40	7,066	72,237
September 1 - 30, 2011	9,508	18.41	9,508	62,729

Balance, September 30, 2011	26,250	$18.17	26,250	62,729

Item 6 – Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	November 1, 2011	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2011	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)