Form 10-K
period 2011-12-31
ISABELLA BANK CORP
filed 2012-03-12
CIK 842517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Common Stock - No Par Value

(Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $132,423,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,584,909 as of February 16, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 1, 2012	Part III

ISABELLA BANK CORPORATION

ANNUAL REPORT ON FORM 10-K

1

Part I

Item 1. Business (All dollars in thousands)

General

Isabella Bank Corporation (the “Corporation”) is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has three subsidiaries: Isabella Bank (the “Bank”), IB&T Employee Leasing, LLC, and Financial Group Information Services. Isabella Bank has 25 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and five colleges and universities. IB&T Employee Leasing, LLC is an employee leasing company. Financial Group Information Services renders computer services to the Corporation and its subsidiaries. All employees of the Corporation are employed by IB&T Employee Leasing, LLC which leases employees to the Corporation and each of its subsidiaries. The principal city in which the Corporation operates is Mount Pleasant, Michigan which has a population of approximately 26,000.

The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2011, 2010, and 2009 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, the Corporation has only one reportable segment.

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

Lending

The Corporation limits lending activities primarily to local markets and has not purchased any loans from the secondary market. The Corporation does not make loans to fund leveraged buyouts, has no foreign corporate or government loans, and has limited holdings of corporate debt securities. The general lending philosophy is to limit concentrations to individuals and business segments. The following table sets forth the composition of the Corporation’s loan portfolio as of December 31, 2011:

	Amount	%
Commercial
Commercial real estate	$258,095	34.40%
Commercial other	107,619	14.34%

Total commercial	365,714	48.74%

Agricultural
Agricultural real estate	44,683	5.96%
Agricultural other	29,962	3.99%

Total agricultural	74,645	9.95%

Residential mortgage
Senior liens	217,601	29.00%
Junior liens	21,246	2.83%
Home equity lines of credit	39,513	5.27%

Total residential mortgage	278,360	37.10%

Consumer
Secured	26,174	3.49%
Unsecured	5,398	0.72%

Total consumer	31,572	4.21%

Total	$750,291	100.00%

The Corporation grants commercial, agricultural, residential, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming and tourism, higher education, and general economic conditions of this region. Substantially all of the consumer and residential mortgage loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.

Loans that management has the intent and ability to hold in its portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loans losses, and any deferred fees or costs. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the level yield method.

The accrual of interest on mortgage and commercial loans is typically discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and state and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans generally require loan to value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and fixed assets. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.

The Corporation offers adjustable rate mortgages, fixed rate balloon mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Corporation. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Corporation’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan to value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers and reviewed internally. All mortgage loan requests are reviewed by a mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of the Bank’s Internal Loan Committee, Board of Directors, or the Board of Director’s Loan Committee.

Consumer loans include automobile loans, secured and unsecured personal loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

Supervision and Regulation

The Corporation is subject to supervision and regulation by the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933 and the Securities Exchange Act of 1934 and by the Board of Governors of the Federal Reserve Bank System (the “FRB”) under the Bank Holding Company Act of 1956 as amended (“BHC Act”), the Financial Services Holding Company Act of 2000, and the Dodd-Frank Act of 2011 (the “Dodd-Frank Act”). A bank holding company and its subsidiaries are able to conduct only the business of commercial banking and activities closely related or incidental to commercial banking (see “Regulation” below).

Isabella Bank is chartered by the State of Michigan and is a member of the FRB. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Bank is supervised and regulated by the Michigan Office of Financial and Insurance Regulation (“OFIR”), the FRB, and the Consumer Financial Protection Bureau (“CFPB”). For further discussion, see “Regulation” below.

Personnel

As of December 31, 2011, the Corporation and its subsidiaries had 352 full-time equivalent employees. The Corporation provides group life, health, accident, disability, and other insurance programs for employees as well as a number of other employee benefit programs. The Corporation believes its relationship with its employees to be good. None of the Corporation’s workforce is subject to collective bargaining agreements.

Legal Proceedings

There are various claims and lawsuits in which the Corporation and its subsidiaries are periodically involved, such as claims to enforce liens, condemnation proceedings on making and servicing of real property loans, and other issues incidental to the Corporation’s business. However, the Corporation and its subsidiaries are not involved in any material pending litigation.

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

REGULATION

The earnings and growth of the banking industry and, therefore, the earnings of the Corporation and of the Bank are affected by the credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recessions and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon the future business and earnings of the Corporation cannot be predicted.

The Corporation

The Corporation, as a financial services holding company, is regulated under the BHC Act, and is subject to the supervision of the FRB. The Corporation is registered as a financial services holding company with the FRB and is required to file with the FRB an annual report and such additional information as the FRB requires. The FRB makes inspections and examinations of the Corporation and its subsidiaries.

Prior to March 13, 2000, a bank holding company generally was prohibited under the BHC Act from acquiring the beneficial ownership or control of more than 5% of the voting shares or substantially all the assets of any company, including a bank, without the FRB’s prior approval. Also, prior to March 13, 2000, a bank holding company generally was limited to engaging in banking and such other activities as determined by the FRB to be closely related to banking.

Under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), beginning March 13, 2000, an eligible bank holding company was able to elect to become a financial holding company and thereafter affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; activities that the FRB has determined to be closely related to banking; and other activities that the FRB, after consultation with the Secretary of the Treasury, determines by regulation or order to be financial in nature or incidental to a financial activity. No FRB approval is required for a financial holding company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as defined in the GLB Act or as determined by the FRB.

A bank holding company is eligible to become a financial holding company if each of its subsidiary banks and savings associations is well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Act (“FDI Act”), is well managed and has a rating under the Community Reinvestment Act (“CRA”) of satisfactory or better. If any bank or savings association subsidiary of a financial holding company ceases to be well capitalized or well managed, the FRB may require the financial holding company to divest the subsidiary. Alternatively, the financial holding company may elect to conform its activities to those permissible for bank holding companies that do not elect to become financial holding companies. If any bank or savings association subsidiary of a financial holding company receives a CRA rating of less than satisfactory, the financial holding company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

The Corporation became a financial holding company effective March 13, 2000. It continues to maintain its status as a bank holding company for purposes of other FRB regulations.

Under FRB policy, the Corporation is expected to act as a source of financial strength to its subsidiary Bank and to commit resources to support its subsidiaries. This support may be required at times when, in the absence of such FRB policy, the Corporation would not otherwise be required to provide it.

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

The Sarbanes-Oxley Act of 2002 (“SOX”) contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by the Corporation’s principal executive, financial, and accounting officers are required. These certifications attest that the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2011 Form 10-K. The Corporation has also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, “Controls and Procedures” for the Corporation’s evaluation of its disclosure controls and procedures.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” on page 35 and in the notes to the consolidated financial statements “Note 15—Commitments and Other Matters” and “Note 16—Minimum Regulatory Capital Requirements”.

Isabella Bank

The Bank is subject to regulation and examination primarily by OFIR and is also subject to regulation and examination by the FRB.

The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.

The deposits of the Corporation are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that assesses insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory ratings.

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

The payment of dividends by the Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The FRB and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. Additionally beginning in 2009, the FRB Board of Governors required the Corporation to notify the FRB prior to increasing its cash dividend by more than 10% over the prior year.

In 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act made sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Many of the provisions in the Dodd-Frank Act will not become effective until future years. The Dodd-Frank Act included the following provisions, among other things:

•	Directed the Federal Reserve to issue rules which to limit debit-card interchange fees for financial institutions with assets in excess of $10,000,000;

•	Created the CFPB, which has rulemaking and enforcement authority for a wide range of consumer protection laws affecting financial institutions;

•	Increased leverage and risk-based capital requirements, FDIC premiums and examination fees;

•	Provided for new disclosure, “say-on-pay,” and other rules relating to executive compensation and corporate governance for public companies, including public financial institutions;

•	Permanently increased the federal deposit insurance coverage limit to $250;

•	Provided for mortgage reform addressing a customer’s ability to repay, restricted variable-rate lending, and made more loans subject to disclosure requirements and other restrictions; and

•

Created a financial stability oversight council that will recommend to the FRB increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act on the financial services industry as a whole and on the Corporation. In particular, many provisions of the Dodd-Frank Act are subject to rulemaking, which make it difficult to predict the impact of the Dodd-Frank Act on the Corporation, its customers and the financial services industry as a whole. While the overall effects of the Dodd-Frank Act remains unclear, management anticipates that it will be substantial. During 2011, the Corporation began to experience increased compensation costs as a result of staff additions necessary to comply with the new regulations.

The aforementioned regulations and restrictions may limit the Corporation’s ability to obtain funds from the Bank for its cash needs, including payment of dividends and operating expenses.

The activities and operations of the Bank are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Truth-in-Lending Act, Truth-in-Saving and Regulation Z of the FRB, the Federal Bank Merger Act, and the Bank Secrecy Act.

Item 1A. Risk Factors

In the normal course of business the Corporation is exposed to various risks. These risks, if not managed correctly, could have a significant impact on the Corporation’s earnings, capital, share price, and ability to pay dividends. In order to effectively monitor and control the following risks, management utilizes an enterprise risk model. Management balances the Corporation’s strategic goals, including revenue and profitability objectives, with associated risks through the use of policies, systems, and procedures which have been adopted to identify, assess, control, monitor, and manage each risk area. Senior management continually reviews the adequacy and effectiveness of these policies, systems, and procedures.

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

Changes in economic conditions

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

Changes in interest rates

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

Liquidity risk

Liquidity risk is the risk to earnings or capital arising from the Corporation’s inability to meet its obligations when they come due without incurring unacceptable costs. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources, or failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. The Corporation has significant borrowing capacity through correspondent banks and the ability to sell certain investments to fund potential cash shortages, which management may use to help mitigate this risk.

The value of investment securities may be negatively impacted by fluctuations in the market

A volatile, illiquid market could require the Corporation to recognize an other-than-temporary impairment loss related to the investment securities held in the Corporation’s portfolio. Management considers many factors in determining whether other-than-temporary impairment exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, and the probability the issuer will be unable to pay the amount when due. The presence of these factors could lead to impairment charges. These risks are mitigated by the fact that the Corporation asserts that it does not intend to sell the security in an unrealized loss position and it is more likely than not it will not have to sell the securities before recovery of its cost basis.

Inadequate or failed internal processes, people, and systems, or external events

The Corporation is exposed to operational risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events and includes reputation risk and transaction risk. Reputation risk is developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting the safety and soundness of the Corporation. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.

To help minimize the potential losses due to operational risks, management has established a robust system of internal controls as well as an internal audit department and has retained the services of a certified public accounting firm to assist in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions, processes, and controls. The results of these procedures are reported to the Corporation’s Audit Committee.

The adoption of, violations of, or nonconformance with laws, rules, regulations, or prescribed practices

The financial services industry and public companies are extensively regulated and must meet regulatory standards set by the FDIC, OFIR, the FRB, Financial Accounting Standards Board (“FASB”), SEC, Public Company Accounting Oversight Board (“PCAOB”), the CPFB, and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit the Corporation’s shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on the Corporation’s business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

The Corporation’s compliance department annually assesses the adequacy and effectiveness of the Corporation’s processes for controlling and managing its principal compliance risks.

The Corporation may not adjust to changes in the financial services industry

The Corporation’s financial performance depends in part on its ability to maintain and grow its core deposit customer base and expand its financial services to its existing and new customers. In addition to other banks, competitors include savings associations, credit unions, securities dealers, brokers, mortgage bankers, investment advisors and finance and insurance companies. The increasingly competitive environment is, in part, a result of changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for the Corporation’s products and services. Financial services and products are also constantly changing. The Corporation’s financial performance is also dependent upon customer demand for the Corporation’s products and services and the Corporation’s ability to develop and offer competitive financial products and services.

The Corporation may be required to recognize an impairment of goodwill

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The majority of the recorded goodwill is related to acquisitions of other banks, which were subsequently merged into Isabella Bank. If it is determined that the goodwill has been impaired, the Corporation must write-down the goodwill by the amount of the impairment.

The Corporation may face increasing pressure from purchasers of its residential mortgage loans to repurchase loans sold or reimburse purchasers for losses related to such loans

The Corporation generally sells the fixed rate long term residential mortgage loans it originates in the secondary market. In response to the financial crisis, the purchasers of residential mortgage loans, such as government sponsored entities, have increased their efforts to require sellers of residential mortgage loans to either repurchase loans previously sold, or reimburse the purchasers for losses incurred on foreclosed loans due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing customers to complete financial transactions without the involvement of banks. For example, consumers can now pay bills and transfer funds directly without banks. The process of eliminating banks as intermediaries in financial transactions could result in the loss of fee income, as well as the loss of customer deposits and income generated from those deposits.

Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation

The financial services industry is extensively regulated. The Corporation is subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of its operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact the Corporation or its ability to increase the value of its business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Future regulatory changes or accounting pronouncements may increase the Corporation’s regulatory capital requirements or adversely affect its regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against the Corporation could require the dedication of significant time and resources to defending its business and may lead to penalties.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise

As part of the Corporation’s business, the Corporation collects and retains sensitive and confidential client and customer information on behalf of the Corporation and other third parties. Despite the security measures the Corporation has in place for its facilities and systems, and the security measures of its third party service providers, the Corporation may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by the Corporation or by its vendors, could severely damage the Corporation’s reputation, expose it to the risks of litigation and liability, disrupt the Corporation’s operations and have a material adverse effect on the Corporation’s business.

Management’s estimates and assumptions may be incorrect

The Corporation’s consolidated financial statements conform with generally accepted accounting principles, which require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see “Note 1- Nature of Operations and Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation’s executive offices are located at 401 North Main Street, Mount Pleasant, Michigan 48858. Isabella Bank owns 25 branches and an operations center. The Corporation’s facilities current, planned, and best use is for conducting its current activities, with the exception of approximately 75% of the Corporation’s previous main office location, approximately 25% of the building that houses the Lake Isabella office, and approximately 25% of the building that houses the Corporation’s mortgage processing operations which are leased to non-related parties. Management continually monitors and assesses the need for expansion and/or improvement for all facilities. In management’s opinion, each facility has sufficient capacity and is in good condition.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Information

The Corporation’s common stock is traded in the over the counter market. The common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc.’s electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”. Other trades in the common stock occur in privately negotiated transactions from time to time of which the Corporation may have little or no information.

Management has reviewed the information available as to the range of reported high and low bid quotations, including high and low bid information as reported by OTC Markets and as reported by the parties to privately negotiated transactions. The following table sets forth management’s compilation of that information for the periods indicated. Price information obtained from OTC Markets reflects inter dealer prices, without retail mark up, mark down or commissions and may not necessarily represent actual transactions. Price information obtained from parties to privately negotiated transactions reflects actual closing prices that were disclosed to the Corporation, which management has not independently verified. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of the Corporation’s common stock.

	Number of Shares	Sale Price
		Low	High
2011
First Quarter	48,909	$17.00	$19.75
Second Quarter	65,090	17.00	18.50
Third Quarter	92,953	17.41	18.95
Fourth Quarter	106,210	17.74	24.45

	313,162

2010
First Quarter	45,695	$16.75	$19.00
Second Quarter	64,290	17.00	18.50
Third Quarter	53,897	16.05	17.99
Fourth Quarter	56,534	16.57	18.30

	220,416

The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2011	2010
First Quarter	$0.19	$0.18
Second Quarter	0.19	0.18
Third Quarter	0.19	0.18
Fourth Quarter	0.19	0.18

Total	$0.76	$0.72

Isabella Bank Corporation’s authorized common stock consists of 15,000,000 shares, of which 7,589,226 shares are issued and outstanding as of December 31, 2011. As of that date, there were 3,043 shareholders of record.

The Board of Directors has authorized a common stock repurchase plan. On April 27, 2011, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended December 31, 2011, with respect to this plan:

			Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Shares Repurchased
	Number	Average Price Per Share
Balance, September 30, 2011				62,729
October 1 - 31, 2011	7,934	$18.78	7,934	54,795
November 1 - 30, 2011	1,481	19.58	1,481	53,314
December 1 - 31, 2011	34,318	18.50	34,318	18,996

Balance, December 31, 2011	43,733	$18.59	43,733	18,996

Information concerning Securities Authorized for Issuance Under Equity Compensation Plans appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” included elsewhere in this annual report on Form 10-K.

Stock Performance

The following graph compares the cumulative total shareholder return on Corporation common stock for the last five years with the cumulative total return on (1) the NASDAQ Stock Market Index (“NASDAQ”), which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Bank Stock Index (“NASDAQ Banks”), which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation and each index was $100 at December 31, 2006 and all dividends are reinvested.

The dollar values for total shareholder return plotted in the graph above are shown in the table below:

Comparison of Five Year Cumulative

Among Isabella Bank Corporation, NASDAQ Stock Market,

and NASDAQ Bank Stock

Year	Isabella Bank Corporation	NASDAQ	NASDAQ Banks
12/31/2006	100.0	100.0	100.0
12/31/2007	101.6	110.6	80.4
12/31/2008	66.1	66.6	63.3
12/31/2009	51.0	96.6	52.9
12/31/2010	48.5	114.0	60.4
12/31/2011	69.1	113.1	54.0

Item 6. Selected Financial Data

RESULTS OF OPERATIONS

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Total interest income	$57,905	$57,217	$58,105	$61,385	$53,972
Net interest income	41,702	40,013	38,266	35,779	28,013
Provision for loan losses	3,826	4,857	6,093	9,500	1,211
Net income	10,210	9,045	7,800	4,101	7,930
BALANCE SHEET DATA
End of year assets	$1,337,925	$1,225,810	$1,143,944	$1,139,263	$957,282
Daily average assets	1,287,195	1,182,930	1,127,634	1,113,102	925,631
Daily average deposits	927,186	840,392	786,714	817,041	727,762
Daily average loans/net	730,919	712,272	712,965	708,434	596,739
Daily average equity	145,725	139,855	139,810	143,626	119,246
PER SHARE DATA
Earnings per share
Basic	$1.35	$1.20	$1.04	$0.55	$1.14
Diluted	1.31	1.17	1.01	0.53	1.11
Cash dividends	0.76	0.72	0.70	0.65	0.62
Book value (at year end)	20.40	19.23	18.69	17.89	17.58
FINANCIAL RATIOS
Shareholders’ equity to assets (at year end)	11.57%	11.84%	12.31%	11.80%	12.86%
Return on average equity	7.01	6.47	5.58	2.86	6.65
Return on average tangible equity	10.30	9.55	8.53	4.41	8.54
Cash dividend payout to net income	56.51	59.93	67.40	118.82	54.27
Return on average assets	0.79	0.76	0.69	0.37	0.86

	2011				2010
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
Quarterly Operating Results:
Total interest income	$14,466	$14,532	$14,669	$14,238	$14,540	$14,306	$14,272	$14,099
Interest expense	3,979	4,070	4,101	4,053	4,217	4,296	4,291	4,400

Net interest income	10,487	10,462	10,568	10,185	10,323	10,010	9,981	9,699
Provision for loan losses	1,443	963	603	817	1,626	968	1,056	1,207
Noninterest income	2,433	1,859	1,978	1,948	2,629	2,634	1,870	2,167
Noninterest expenses	8,651	8,513	8,779	8,587	8,558	8,620	8,275	8,354
Net income	2,711	2,511	2,672	2,316	2,318	2,553	2,151	2,023
Per Share of Common Stock:
Earnings per share
Basic	$0.36	$0.33	$0.35	$0.31	$0.30	$0.34	$0.29	$0.27
Diluted	0.35	0.32	0.34	0.30	0.30	0.33	0.28	0.26
Cash dividends	0.19	0.19	0.19	0.19	0.18	0.18	0.18	0.18
Book value (at quarter end)	20.40	20.53	20.00	19.52	19.23	19.59	19.39	18.89

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

In spite of the economic downturn that has occurred over the past few years, the Corporation continues to be profitable, with net income of $10,210 for the year ended December 31, 2011. Not only has the Corporation remained profitable, its loan quality also compares well to its peers as its ratio of nonperforming loans to total loans was 0.95% as of December 31, 2011 compared to 3.26% for all bank holding companies in the Corporation’s peer group as of September 30, 2011 (December 31, 2011 peer group ratios are not yet available). The Corporation’s interest margins also continue to be strong, as the net yield on interest earning assets (on a fully taxable equivalent basis) was 3.87% for the year ended December 31, 2011.

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

The Dodd-Frank Act is very broad and complex legislation that puts in place a sweeping new financial services framework that is likely to have significant regulatory and legal consequences and will likely impact the Corporation’s future operating results. Implementation of the Act will require compliance with numerous new regulations, which will increase compliance and documentation costs. For more information, see the summary of the Dodd-Frank Act under the heading “Supervision and Regulation” in Item 1, on page 5.

Other

The Corporation has not received any notices of regulatory actions as of February 16, 2012.

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

United States generally accepted accounting principles require that the Corporation determine the fair value of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. The Corporation employs a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that management believes it has the appropriate expertise to determine the fair value, management may choose to use its own calculations of the value. In other cases, where the value is not easily determined, the Corporation consults with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the value of its balance sheet, including identifiable intangibles, is recorded as goodwill. This goodwill is not amortized, but is evaluated for impairment on at least an annual basis.

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

Due to the limited trading of certain auction rate money market preferred securities and preferred stocks during 2010, the Corporation utilized a discounted cash flow analysis to determine fair values on December 31, 2010. This analysis considered the creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institution debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources and ranged from 3.90% to 6.90% as of December 31, 2010. During 2011, the markets for these securities have normalized and established regular trading patterns. As such, the Corporation determined the fair value for these securities based on quoted prices for identical securities, or based on quoted prices for similar securities as of December 31, 2011.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

INTEREST RATE AND INTEREST DIFFERENTIAL

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a fully taxable equivalent (FTE) basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve and Federal Home Loan Bank stock holdings which are restricted are included in accrued income and other assets.

	Year Ended December 31
	2011			2010			2009
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$743,441	$45,463	6.12%	$725,534	$46,794	6.45%	$725,299	$47,706	6.58%
Taxable investment securities	235,437	6,941	2.95%	160,514	5,271	3.28%	119,063	4,712	3.96%
Nontaxable investment securities	136,356	7,847	5.75%	120,999	7,095	5.86%	121,676	7,217	5.93%
Trading account securities	5,087	286	5.62%	8,097	436	5.38%	17,279	856	4.95%
Federal funds sold	—	—	—	—	—	—	842	1	0.12%
Other	37,539	506	1.35%	45,509	479	1.05%	27,433	376	1.37%

Total earning assets	1,157,860	61,043	5.27%	1,060,653	60,075	5.66%	1,011,592	60,868	6.02%
NONEARNING ASSETS
Allowance for loan losses	(12,522)			(13,262)			(12,334)
Cash and demand deposits due from banks	20,195			18,070			18,190
Premises and equipment	24,397			24,624			23,810
Accrued income and other assets	97,265			92,845			86,376

Total assets	$1,287,195			$1,182,930			$1,127,634

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$152,530	189	0.12%	$137,109	151	0.11%	$116,412	146	0.13%
Savings deposits	192,999	488	0.25%	169,579	391	0.23%	177,538	399	0.22%
Time deposits	467,931	10,258	2.19%	430,892	10,988	2.55%	398,356	13,043	3.27%
Borrowed funds	198,828	5,268	2.65%	188,512	5,674	3.01%	193,922	6,251	3.22%

Total interest bearing liabilities	1,012,288	16,203	1.60%	926,092	17,204	1.86%	886,228	19,839	2.24%
NONINTEREST BEARING LIABILITIES
Demand deposits	113,726			102,812			94,408
Other	15,456			14,171			7,188
Shareholders’ equity	145,725			139,855			139,810

Total liabilities and shareholders’ equity	$1,287,195			$1,182,930			$1,127,634

Net interest income (FTE)		$44,840			$42,871			$41,029

Net yield on interest earning assets (FTE)			3.87%			4.04%			4.06%

Net Interest Income

The Corporation derives the majority of its gross income from interest earned on loans and investments, while its most significant expense is the interest cost incurred for funds used. Net interest income is the amount by which interest income on earning assets exceeds the interest cost of deposits and borrowings. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. Management exerts some control over these factors; however, Federal Reserve monetary policy and competition have a significant impact. Interest income includes loan fees of $2,385 in 2011, $2,196 in 2010, and $1,963 in 2009. For analytical purposes, net interest income is adjusted to a “taxable equivalent” basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

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

	2011 Compared to 2010 Increase (Decrease) Due to			2010 Compared to 2009 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$1,136	$(2,467)	$(1,331)	$15	$(927)	$(912)
Taxable investment securities	2,254	(584)	1,670	1,453	(894)	559
Nontaxable investment securities	886	(134)	752	(40)	(82)	(122)
Trading account securities	(168)	18	(150)	(489)	69	(420)
Federal funds sold	—	—	—	(1)	—	(1)
Other	(93)	120	27	205	(102)	103

Total changes in interest income	4,015	(3,047)	968	1,143	(1,936)	(793)

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	18	20	38	24	(19)	5
Savings deposits	57	40	97	(18)	10	(8)
Time deposits	894	(1,624)	(730)	1,002	(3,057)	(2,055)
Borrowed funds	299	(705)	(406)	(171)	(406)	(577)

Total changes in interest expense	1,268	(2,269)	(1,001)	837	(3,472)	(2,635)

Net change in interest margin (FTE)	$2,747	$(778)	$1,969	$306	$1,536	$1,842

During 2011, average interest earning assets increased by $97,207. This increase resulted in $4,015 of additional interest income which exceeded the $3,047 decrease in interest income caused by declines in interest rates. Interest bearing liabilities increased $86,196 at a cost of $1,268 while the decline in rates, mostly those on time deposits and borrowed funds, decreased interest expense by $2,269. The diminished interest income earned on assets resulted in a 0.17% decline in the net interest yield. Management anticipates that net interest margin yield will decline slightly during 2012 due to the following factors:

•

Based on the current economic conditions, management does not anticipate any changes in the target Fed funds rate in the foreseeable future. As such, changes in market rates may be unlikely. However, it is likely that the Corporation may see declines in the rates earned on interest earning assets as the interest rates on many types of loans including home equity lines of credit, residential balloon mortgages, variable rate commercial lines of credit, and investment securities with acceptable credit and interest rate risk are currently priced at or below the Corporation’s current net yield on interest earning assets. Most of the potential declines would arise out of the Corporation’s investment portfolio as the majority of securities that are called or mature in 2012 will be reinvested at significantly lower rates.

•

Interest rates on residential mortgage loans remain at or near historical lows. This rate environment has led to strong consumer demand for fixed rate mortgage products which are generally sold to the secondary market. As a result, there has been a significant decline in balloon mortgages, which are held on the Corporation’s consolidated balance sheet. As these balloon mortgages have paid off, the proceeds from these loans have been reinvested (typically in the form of available-for-sale investment securities) at lower interest rates which has adversely impacted interest income.

•

While the Corporation’s liability sensitive balance sheet has allowed it to benefit from decreases in interest rates, it also makes the Corporation sensitive to increases in deposit and borrowing rates. As part of the Corporation’s goal to minimize the potential negative impacts of possible increases in future interest rates, management has been, and continues to be, actively working to lengthen the terms of its interest bearing liabilities. This lengthening has increased the Corporation’s cost of funding, reducing net interest income in the short term.

Allowance for Loan Losses

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent the Corporation’s single largest concentration of risk. The allowance for loan losses is management’s estimation of probable losses inherent in the existing loan portfolio. Factors used to evaluate the loan portfolio, and thus to determine the current charge to expense, include recent loan loss history, financial condition of borrowers, amount of nonperforming and impaired loans, overall economic conditions and other factors. The following schedule summarizes the Corporation’s chargeoff and recovery activity for the years ended December 31:

	2011	2010	2009	2008	2007
Allowance for loan losses - January 1	$12,373	$12,979	$11,982	$7,301	$7,605
Allowance of acquired bank	—	—	—	822	—
Loans charged off
Commercial and agricultural	1,984	3,731	3,081	2,137	905
Real estate mortgage	2,240	2,524	2,627	3,334	659
Consumer	552	596	934	854	582

Total loans charged off	4,776	6,851	6,642	6,325	2,146
Recoveries
Commercial and agricultural	461	453	623	160	297
Real estate mortgage	177	638	546	240	49
Consumer	314	297	377	284	285

Total recoveries	952	1,388	1,546	684	631

Net loans charged off	3,824	5,463	5,096	5,641	1,515
Provision charged to income	3,826	4,857	6,093	9,500	1,211

Allowance for loan losses - December 31	$12,375	$12,373	$12,979	$11,982	$7,301

Year to date average loans	$743,441	$725,534	$725,299	$717,040	$604,342

Net loans charged off to average loans outstanding	0.51%	0.75%	0.70%	0.79%	0.25%

Total amount of loans outstanding	$750,291	$735,304	$723,316	$735,385	$612,687

Allowance for loan losses as a % of loans	1.65%	1.68%	1.79%	1.63%	1.19%

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

As shown in the preceding table, when comparing 2011 to 2010, net loans charged off decreased by $1,639. This improvement allowed the Corporation to reduce its provision for loan losses. While there have been marked improvements in the level of net loans charged off, which has contributed to the Corporation’s ability to reduce its provision for loan losses, the overall local, regional and national economies have yet to show consistent improvement.

The Corporation allocates the allowance throughout its loan portfolio based on management’s assessment of the underlying risks associated with each loan segment. Management’s assessments include allocations based on specific impairment allocations, historical losses, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the allowance for loan losses is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the Corporation’s loan portfolio.

For further discussion on the allocation of the allowance for loan losses, see “Note 6 – Loans and Allowance for Loan Losses” to the Corporation’s consolidated financial statements.

Loans Past Due and Loans in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses. To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.

The following tables summarize the Corporation’s past due and nonaccrual loans as of December 31:

	Total Past Due and Nonaccrual
	2011	2010	2009	2008	2007
Commercial and agricultural	$7,420	$9,606	$8,839	$13,958	$8,746
Residential mortgage	5,297	8,119	10,296	12,418	8,357
Consumer installment	186	309	460	956	617

	$12,903	$18,034	$19,595	$27,332	$17,720

	2011
	Accruing Loans Past Due		Nonaccrual	Total Past Due and Nonaccrual
	30-89 Days	90 Days or More
Commercial and agricultural	$2,149	$466	$4,805	$7,420
Residential mortgage	3,424	289	1,584	5,297
Consumer installment	181	5	—	186

	$5,754	$760	$6,389	$12,903

	2010
	Accruing Loans Past Due		Nonaccrual	Total Past Due and Nonaccrual
	30-89 Days	90 Days or More
Commercial and agricultural	$5,291	$175	$4,140	$9,606
Residential mortgage	6,339	310	1,470	8,119
Consumer installment	308	1	—	309

	$11,938	$486	$5,610	$18,034

Troubled Debt Restructurings

The following table summarizes the Corporation’s troubled debt restructurings as of December 31:

	2011			2010			2009			2008			2007
	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total	Accruing Interest
Current	$16,125	$514	$16,639	$4,798	$499	$5,297	$2,754	$786	$3,540	$2,297	$1,355	$3,652	$517
Past due 30-89 days	1,614	429	2,043	277	26	303	107	904	1,011	268	—	268	115
Past due 90 days or more	—	74	74	—	163	163	—	426	426	—	630	630	53

Total	$17,739	$1,017	$18,756	$5,075	$688	$5,763	$2,861	$2,116	$4,977	$2,565	$1,985	$4,550	$685

The Corporation had no troubled debt restructurings in nonaccrual status as of December 31, 2007.

As a result of adopting the amendments in ASU No. 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings (TDR’s). The Corporation identified as TDR’s certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as TDR’s, the Corporation identified them as impaired. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance for those loans newly identified as impaired. The Corporation’s recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired was $5,136, with a specific valuation allowance of $1,022 as of December 31, 2011.

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

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following tables summarize concessions granted by the Corporation to borrowers experiencing financial difficulties in the year ended December 31:

	2011
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—
Commercial other	38	9,932	4	2,643

Total commercial	39	10,340	4	2,643

Agricultural other	8	1,321	—	—
Residential mortgage
Senior liens	19	2,161	17	1,754
Consumer
Secured	6	65	1	4
Unsecured	—	—	2	20

Total consumer	6	65	3	24

Total	72	$13,887	24	$4,421

The Corporation did not restructure any loans through the forbearance of principal or accrued interest during 2011.

The Corporation has been successful in its efforts to restructure loans to reduce foreclosures. Of the 163 troubled debt restructurings granted since December 31, 2008, only 6 have defaulted.

Nonperforming Assets

The following table summarizes the Corporation’s nonperforming assets as of December 31:

	2011	2010	2009	2008	2007
Nonaccrual loans	$6,389	$5,610	$8,522	$11,175	$4,156
Accruing loans past due 90 days or more	760	486	768	1,251	1,727

Total nonperforming loans	7,149	6,096	9,290	12,426	5,883
Other real estate owned	1,867	2,039	1,141	2,770	1,376
Repossessed assets	9	28	16	153	—

Total nonperforming assets	$9,025	$8,163	$10,447	$15,349	$7,259

Nonperforming loans as a % of total loans	0.95%	0.83%	1.28%	1.69%	0.96%

Nonperforming assets as a % of total assets	0.67%	0.67%	0.91%	1.35%	0.76%

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

The following table summarizes the Corporation’s nonaccrual loan balances by type as of December 31:

	2011	2010	2009	2008	2007
Commercial and agricultural	$4,805	$4,140	$5,810	$8,059	$1,959
Residential mortgage	1,584	1,470	2,657	3,092	2,185
Consumer installment	—	—	55	24	12

	$6,389	$5,610	$8,522	$11,175	$4,156

Included in nonaccrual commercial and agricultural loans was one loan with a balance of $1,900 as of December 31, 2011 and $2,679 as of December 31, 2010. As of December 31, 2011, there was no specific allocation established for this loan as it has been charged down to reflect the current market value of the real estate, while there was a specific allocation established in the amount of $345 as of December 31, 2010. Nonaccrual commercial and agricultural loans also included one loan with a balance of $1,014 as of December 31, 2011, for which there was no specific allocation established as the net realizable value of the loan’s underlying collateral exceeded the loan’s outstanding balance. Commercial and agricultural nonaccrual loans included one credit with a balance of $1,800 as of December 31, 2009 which was subsequently transferred to other real estate owned in the third quarter of 2010. There were no other individually significant credits included in nonaccrual loans as of December 31, 2011, 2010, 2009, 2008, or 2007.

Included in the nonaccrual loan balances above were credits currently classified as restructured loans as of December 31:

	2011	2010	2009	2008
Commercial and agricultural	$520	$115	$1,692	$1,985
Residential mortgage	497	573	424	—

	$1,017	$688	$2,116	$1,985

The Corporation had no restructured loans in nonaccrual status as of December 31, 2007.

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

Based on management’s analysis, the allowance for loan losses is considered appropriate as of December 31, 2011. Management will continue to closely monitor its overall credit quality to ensure that the allowance for loan losses remains appropriate.

Noninterest Income

The following table shows the changes in noninterest income between the years ended December 31:

			Change			Change
	2011	2010	$	%	2009	$	%
Service charges and fees
NSF and overdraft fees	$2,500	$2,809	$(309)	-11.0%	$3,187	$(378)	-11.9%
ATM and debit card fees	1,736	1,492	244	16.4%	1,218	274	22.5%
Trust fees	979	896	83	9.3%	814	82	10.1%
Mortgage servicing fees	732	760	(28)	-3.7%	724	36	5.0%
Service charges on deposit accounts	324	333	(9)	-2.7%	344	(11)	-3.2%
Net originated mortgage servicing rights (loss) income	(293)	47	(340)	N/M	514	(467)	-90.9%
All other	140	143	(3)	-2.1%	112	31	27.7%

Total service charges and fees	6,118	6,480	(362)	-5.6%	6,913	(433)	-6.3%
Gain on sale of mortgage loans	538	610	(72)	-11.8%	886	(276)	-31.2%
Net (loss) gain on trading securities	(78)	(94)	16	17.0%	80	(174)	N/M
Net gain on borrowings measured at fair value	181	227	(46)	-20.3%	289	(62)	-21.5%
Gain on sale of available-for-sale investment securities	3	348	(345)	-99.1%	648	(300)	-46.3%
Other
Earnings on corporate owned life insurance policies	609	663	(54)	-8.1%	641	22	3.4%
Brokerage and advisory fees	545	573	(28)	-4.9%	521	52	10.0%
Corporate Settlement Solutions joint venture	(182)	11	(193)	N/M	(122)	133	N/M
All other	484	482	2	0.4%	300	182	60.7%

Total other	1,456	1,729	(273)	-15.8%	1,340	389	29.0%

Total noninterest income	$8,218	$9,300	$(1,082)	-11.6%	$10,156	$(856)	-8.4%

Significant changes in noninterest income are detailed below:

•

Management continuously analyzes various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees have been steadily declining over the past two years, with the decline accelerating in the third quarter of 2010 as a result of new regulatory guidance issued by the Federal Reserve Bank. The Corporation anticipates that NSF and overdraft fees will approximate current levels in 2012.

•

The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, these fees are expected to continue to increase as the usage of debit cards increases.

•

Trust fees have increased primarily due to increases in the size of the managed portfolio. As management anticipates continued growth in trust services, it anticipates trust fees to continue to increase in 2012.

•

Net originated mortgage servicing rights (OMSR) represent the fair value of servicing rights of loans sold to the secondary market, with changes in the fair value recorded in earnings. Changes in the fair value of OMSR are primarily driven by fluctuations in the balance of loans sold to the secondary market and by offering rates on new residential mortgages. The losses incurred in 2011 were a result of historically low interest rates which increases the likelihood of refinancing activity, thus reducing the value of OMSR.

•

As a result of lower than normal residential mortgage rates, the Corporation experienced increases in the volume of loans sold to the secondary market during 2009, leading to a corresponding increase in gains from the sale of mortgage loans in 2009. As the demand for new mortgages declined in 2010 and 2011, so did the gain from the sale of mortgage loans. The Corporation anticipates that the gain on sale of mortgages will remain at the current levels in 2012.

•

Fluctuations in the gains and losses related to trading securities and borrowings carried at fair value are caused by interest rate variances. Management does not anticipate any significant fluctuations in net trading activities in 2012 as significant interest rate changes are not expected.

•	The Corporation continually analyzes its available-for-sale investment portfolio for advantageous selling opportunities.

•

The Corporation’s earnings from its joint venture in Corporate Settlement Solutions (a title insurance agency) have been negatively impacted by expenses incurred to enhance the services offered as well as expand their market area.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Noninterest Expenses

The following table shows the changes in noninterest expenses between the years ended December 31:

			Change			Change
	2011	2010	$	%	2009	$	%
Compensation and benefits
Leased employee salaries	$14,377	$13,697	$680	5.0%	$13,494	$203	1.5%
Leased employee benefits	4,902	4,837	65	1.3%	4,745	92	1.9%
All other	13	18	(5)	-27.8%	19	(1)	-5.3%

Total compensation and benefits	19,292	18,552	740	4.0%	18,258	294	1.6%

Occupancy
Property taxes	470	505	(35)	-6.9%	439	66	15.0%
Utilities	462	423	39	9.2%	393	30	7.6%
Outside services	587	524	63	12.0%	433	91	21.0%
Depreciation	605	584	21	3.6%	546	38	7.0%
Building repairs	262	243	19	7.8%	288	(45)	-15.6%
All other	84	72	12	16.7%	71	1	1.4%

Total occupancy	2,470	2,351	119	5.1%	2,170	181	8.3%

Furniture and equipment
Depreciation	1,916	1,938	(22)	-1.1%	1,803	135	7.5%
Computer / service contracts	1,898	1,779	119	6.7%	1,676	103	6.1%
ATM and debit card fees	629	595	34	5.7%	621	(26)	-4.2%
All other	54	32	22	68.8%	46	(14)	-30.4%

Total furniture and equipment	4,497	4,344	153	3.5%	4,146	198	4.8%

FDIC insurance premiums	1,086	1,254	(168)	-13.4%	1,730	(476)	-27.5%

Other
Marketing and community relations	1,174	1,093	81	7.4%	894	199	22.3%
Foreclosed asset and collection	576	916	(340)	-37.1%	831	85	10.2%
Legal fees	302	382	(80)	-20.9%	415	(33)	-8.0%
Audit and SOX compliance fees	714	710	4	0.6%	546	164	30.0%
Consulting fees	386	167	219	131.1%	201	(34)	-16.9%
Directors fees	842	887	(45)	-5.1%	923	(36)	-3.9%
Amortization of deposit premium	299	338	(39)	-11.5%	375	(37)	-9.9%
Education and travel	526	499	27	5.4%	395	104	26.3%
Postage and freight	388	395	(7)	-1.8%	472	(77)	-16.3%
Printing and supplies	405	420	(15)	-3.6%	529	(109)	-20.6%
All other	1,573	1,499	74	4.9%	1,798	(299)	-16.6%

Total other	7,185	7,306	(121)	-1.7%	7,379	(73)	-1.0%

Total noninterest expenses	$34,530	$33,807	$723	2.1%	$33,683	$124	0.4%

Significant changes in noninterest expenses are detailed below:

•

Leased employee salaries increased during 2011 due to annual merit increases and staff additions. These staff additions have allowed the Corporation to continue to grow as well as to comply with new regulations, including the Dodd-Frank Act. Leased employee benefits fluctuate from period to period primarily as a result of changes in health care related expenses. The Corporation anticipates adding to staffing levels in 2012 to ensure compliance with new regulations set forth in the Dodd-Frank Act, which is estimated to increase salary and benefits by $331.

•

FDIC insurance premium expense decreased in 2011 due to changes to the assessment rates on April 1, 2011. Premiums declined between 2009 and 2010 as a result of an FDIC special assessment of $479 in September 2009. Management expects FDIC insurance premiums to decline slightly in 2012 due to the changes in assessment rates.

•

The increase in marketing and community relations in 2011 was primarily the result of a new initiative to track customer service satisfaction as well as the enhancement of the Corporation’s website. The increase in marketing and community relations expenses in 2010 was primarily related to an increase in charitable contributions. Charitable contributions were essentially unchanged between 2010 and 2011 with no significant changes expected in 2012.

•

While foreclosed asset and collection expenses remain at historically high levels, they have declined significantly from 2010. Management anticipates that these expenses will approximate current levels in 2012.

•

The Corporation’s legal expenses can fluctuate from period to period based on the volume of foreclosures as well as expenses related to the Corporation’s ongoing operations, including regulatory compliance. The Corporation does not anticipate any significant fluctuations in legal expenses in 2012.

•	Audit and SOX compliance fees fluctuate due to the timing of the performance of recurring audit procedures.

•	Director fees declined in 2011 due to the retirement of several directors. Director fees are expected to approximate current levels in 2012.

•

The Corporation places a strong emphasis on customer service. To help enhance customer service satisfaction, the Corporation has made a significant investment in various training programs. These programs coupled with the customer service tracking initiative (noted above) will increase service levels which will increase shareholder value. Management expects that education related expenses to remain at current levels in 2012.

•

Postage and freight expenses have declined, and are expected to continue to decline, as a result of fewer special mailings as well as an increase in the Corporation’s customer’s usage of electronic statements.

•

Printing and supplies expenses have steadily declined since 2009 as the Corporation has instituted a document imaging solution decreasing the amount of paper and related supplies. Management anticipates this trend to continue in 2012.

•	The increase in consulting fees is due to succession planning for key executives to help the Board of Directors and management identify, attract, and retain future leaders.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

The following table shows the composition and changes in the Corporation’s balance sheet as of December 31:

			Change
	2011	2010	$	%
ASSETS
Cash and cash equivalents	$28,590	$18,109	$10,481	57.88%
Certificates of deposit held in other financial institutions	8,924	15,808	(6,884)	-43.55%
Trading securities	4,710	5,837	(1,127)	-19.31%
Available-for-sale securities	425,120	330,724	94,396	28.54%
Mortgage loans available-for-sale	3,205	1,182	2,023	171.15%
Loans	750,291	735,304	14,987	2.04%
Allowance for loan losses	(12,375)	(12,373)	(2)	0.02%
Premises and equipment	24,626	24,627	(1)	0.00%
Corporate owned life insurance	22,075	17,466	4,609	26.39%
Accrued interest receivable	5,848	5,456	392	7.18%
Equity securities without readily determinable fair values	17,189	17,564	(375)	-2.14%
Goodwill and other intangible assets	46,792	47,091	(299)	-0.63%
Other assets	12,930	19,015	(6,085)	-32.00%

TOTAL ASSETS	$1,337,925	$1,225,810	$112,115	9.15%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$958,164	$877,339	$80,825	9.21%
Borrowed funds	216,136	194,917	21,219	10.89%
Accrued interest payable and other liabilities	8,842	8,393	449	5.35%

Total liabilities	1,183,142	1,080,649	102,493	9.48%
Shareholders’ equity	154,783	145,161	9,622	6.63%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,337,925	$1,225,810	$112,115	9.15%

As shown above, the Corporation enjoyed strong balance sheet growth since December 31, 2010. The primary driver behind this growth was excellent demand for deposit products. As loan demand did not keep pace with the increase in deposits, the Corporation increased its holdings in available-for-sale investment securities.

A discussion of changes in balance sheet amounts by major categories follows:

Certificates of deposit held in other financial institutions

During 2011, the Corporation reinvested maturities of certificates of deposit held in other financial institutions into available-for-sale investment securities to increase net interest margins (as the yields on available-for-sale investment securities exceeded the potential reinvestment rates for certificates of deposits held in other financial institutions during the year). This trend is likely to continue in 2012.

Trading securities

Trading securities are carried at fair value. The Corporation’s overall intent is to maintain a trading portfolio to enhance the ongoing restructuring of assets and liabilities as part of our interest rate risk management objectives (See Note 4 “Trading Securities” of the Consolidated Financial Statements). Due to the current interest rate environment, the Corporation has allowed this balance to decline.

The following is a schedule of the carrying value of trading securities as of December 31:

	2011	2010	2009
States and political subdivisions	$4,710	$5,837	$9,962
Mortgage-backed	—	—	3,601

Total	$4,710	$5,837	$13,563

Available-for-sale investment securities

The primary objective of the Corporation’s investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and the Corporation’s overall exposure to changes in interest rates. Securities currently classified as available-for-sale are stated at fair value.

The following is a schedule of the carrying value of investment securities available-for-sale as of December 31:

	2011	2010	2009
Government sponsored enterprises	$397	$5,404	$19,471
States and political subdivisions	174,938	169,717	151,730
Auction rate money market preferred	2,049	2,865	2,973
Preferred stocks	5,033	6,936	7,054
Mortgage-backed securities	143,602	102,215	67,734
Collateralized mortgage obligations	99,101	43,587	10,104

Total	$425,120	$330,724	$259,066

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

The following is a schedule of maturities of available-for-sale investment securities (at fair value) and their weighted average yield as of December 31, 2011. Weighted average yields have been computed on a fully taxable-equivalent basis using a tax rate of 34%. Auction rate money market preferred securities are long term floating rate instruments for which interest rates are set at periodic auctions. At each successful auction, the Corporation has the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their variable monthly payments, auction rate money market preferreds, preferred stocks, mortgage-backed securities, and collateralized mortgage obligations are not reported by a specific maturity group. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Continual Call Dates

	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$—	—	$397	7.91	$—	—	$—	—
States and political subdivisions	8,441	3.24	35,904	4.12	93,189	3.87	37,404	2.84	—	—
Mortgage-backed securities	—	—	271	5.68	73,974	1.91	69,357	1.97	—	—
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	99,101	2.76
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,049	4.92
Preferred stocks	—	—	—	—	—	—	—	—	5,033	4.30

Total	$8,441	3.24	$36,175	4.13	$167,560	3.01	$106,761	2.28	$106,183	2.88

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

The following table presents the composition of the loan portfolio for the years ended December 31:

	2011	2010	2009	2008	2007
Commercial	$365,714	$348,852	$340,274	$324,806	$238,306
Agricultural	74,645	71,446	64,845	58,003	47,407
Residential real estate mortgage	278,360	284,029	285,838	319,397	297,937
Installment	31,572	30,977	32,359	33,179	29,037

	$750,291	$735,304	$723,316	$735,385	$612,687

The following table presents the change in the loan categories for the years ended December 31:

	2011		2010		2009
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$16,862	4.8%	$8,578	2.5%	$15,468	4.8%
Agricultural	3,199	4.5%	6,601	10.2%	6,842	11.8%
Residential real estate mortgage	(5,669)	-2.0%	(1,809)	-0.6%	(33,559)	-10.5%
Installment	595	1.9%	(1,382)	-4.3%	(820)	-2.5%

	$14,987	2.0%	$11,988	1.7%	$(12,069)	-1.6%

A substantial portion of the increase in total loans as of December 31, 2008 compared to December 31, 2007 was a result of the acquisition of Greenville Financial Corporation in January 2008. Pursuant to the acquisition, the Corporation purchased gross loans totaling $88,613.

Corporate owned life insurance

During the third quarter of 2011, the Corporation purchased an additional $4,000 of corporate owned life insurance policies. The Corporation purchased these additional policies to provide additional coverage for key employees, while also generating ongoing earnings as the cash surrender values of the policies increase.

Equity securities without readily determinable fair values

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost and investments in nonconsolidated entities accounted for under the equity method of accounting (see Note 1 “Nature of Operations and Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements).

Deposits

The main source of funds for the Corporation is deposits. The following table presents the composition of the deposit portfolio as of December 31:

	2011	2010	2009	2008	2007
Noninterest bearing deposits	$119,072	$104,902	$96,875	$97,546	$84,846
Interest bearing demand deposits	163,653	142,259	128,111	113,973	105,526
Savings deposits	193,902	177,817	157,020	182,523	196,682
Certificates of deposit	395,777	386,435	356,594	340,976	311,976
Brokered certificates of deposit	54,326	53,748	50,933	28,185	28,197
Internet certificates of deposit	31,434	12,178	13,119	12,427	6,246

Total	$958,164	$877,339	$802,652	$775,630	$733,473

The following table presents the change in the deposit categories for the years ended December 31:

	2011		2010		2009
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing deposits	$14,170	13.5%	$8,027	8.3%	$(671)	-0.7%
Interest bearing demand deposits	21,394	15.0%	14,148	11.0%	14,138	12.4%
Savings deposits	16,085	9.0%	20,797	13.2%	(25,503)	-14.0%
Certificates of deposit	9,342	2.4%	29,841	8.4%	15,618	4.6%
Brokered certificates of deposit	578	1.1%	2,815	5.5%	22,748	80.7%
Internet certificates of deposit	19,256	158.1%	(941)	-7.2%	692	5.6%

Total	$80,825	9.2%	$74,687	9.3%	$27,022	3.5%

As shown in the preceding table, the Corporation has experienced strong deposit growth since December 30, 2010. This growth was the result of the Corporation offering products with competitive rates and terms, as well as focused marketing efforts to increase deposit market share in the communities served. While management anticipates that deposits will continue to increase in 2012, it is expected to be at a lower rate than 2011.

The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$113,726	—	$102,812	—	$94,408	—
Interest bearing demand deposits	152,530	0.12%	137,109	0.11%	116,412	0.13%
Savings deposits	192,999	0.25%	169,579	0.23%	177,538	0.22%
Time deposits	467,931	2.19%	430,892	2.55%	398,356	3.27%

Total	$927,186		$840,392		$786,714

The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2011 was as follows:

Maturity
Within 3 months	$42,270
Within 3 to 6 months	25,357
Within 6 to 12 months	63,423
Over 12 months	104,266

Total	$235,316

Borrowed Funds

The following table summarizes the Corporation’s borrowings as of December 31:

	2011		2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$142,242	3.16%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	57,198	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,696	3.51%	19,623	3.28%
Federal funds purchased	—	—	16,000	0.60%

Total	$216,136	2.42%	$194,917	2.56%

The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2011		2010
	Amount	Rate	Amount	Rate
Fixed rate advances due 2011	$—	—	$10,086	3.96%
One year putable advances due 2011	—	—	1,000	4.75%
Fixed rate advances due 2012	17,000	2.97%	17,000	2.97%
One year putable advances due 2012	15,000	4.10%	15,000	4.10%
Fixed rate advances due 2013	5,242	4.14%	5,337	4.14%
One year putable advances due 2013	5,000	3.15%	5,000	3.15%
Fixed rate advances due 2014	25,000	3.16%	25,000	3.16%
Fixed rate advances due 2015	45,000	3.30%	25,000	4.63%
Fixed rate advances due 2016	10,000	2.15%	—	—
Fixed rate advances due 2017	20,000	2.56%	10,000	2.35%

Total	$142,242	3.16%	$113,423	3.64%

The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2011		2010
	Amount	Rate	Amount	Rate
Repurchase agreements due 2011	$—	—	$858	1.51%
Repurchase agreements due 2012	428	2.08%	1,013	2.21%
Repurchase agreements due 2013	5,000	4.51%	5,127	4.45%
Repurchase agreements due 2014	10,869	3.12%	12,087	3.00%
Repurchase agreements due 2015	399	3.25%	538	3.25%

Total	$16,696	3.51%	$19,623	3.28%

Contractual Obligations and Loan Commitments

The Corporation has various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes the Corporation’s non-cancelable obligations and future minimum payments as of December 31, 2011:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits with no stated maturity	$476,627	$—	$—	$—	$476,627
Certificates of deposit with stated maturities	265,299	110,092	99,094	7,052	481,537

Borrowed funds
Short term borrowings	57,198	—	—	—	57,198
Long term borrowings	32,428	96,510	10,000	20,000	158,938

Total borrowed funds	89,626	96,510	10,000	20,000	216,136

Total contractual obligations	$831,552	$206,602	$109,094	$27,052	$1,174,300

The Corporation also has loan commitments that may impact liquidity. The following schedule summarizes the Corporation’s loan commitments and expiration dates by period as of December 31, 2011. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent future cash requirements of the Corporation.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments to extend credit	$61,415	$27,740	$10,591	$3,076	$102,822
Undisbursed loans	21,806	—	—	—	21,806
Standby letters of credit	4,461	—	—	—	4,461

Total loan commitments	$87,682	$27,740	$10,591	$3,076	$129,089

Capital

The capital of the Corporation consists primarily of common stock, including shares to be issued, retained earnings, and accumulated other comprehensive income. The Corporation offers dividend reinvestment and employee, director, and shareholder stock purchase plans. Under the provisions of these plans, the Corporation issued 115,359 shares of common stock generating $2,192 of capital during 2011, and 124,904 shares of common stock generating $2,203 of capital in 2010. The Corporation also generates capital through the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”), its equity compensation plan (See Note 17 “Benefit Plans” of Notes to Consolidated Financial Statements). Pursuant to this plan, the Corporation generated $615 and $650 of capital in 2011 and 2010, respectively.

The Board of Directors has adopted a common stock repurchase plan. This plan was approved to enable the Corporation to repurchase the Corporation’s common stock for reissuance to the dividend reinvestment plan, the employee stock purchase plan and for distributions from the Directors Plan. During 2011 and 2010 the Corporation repurchased 120,441 shares of common stock at an average price of $18.30 and 138,970 shares of common stock at an average price of $18.40, respectively.

Accumulated other comprehensive loss decreased $4,198 in 2011 and consists of $5,498 of unrealized gains on available-for-sale investment securities which was offset by a $1,300 increase in unrecognized pension cost. These amounts are net of tax.

The Federal Reserve Board’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s Tier 1 capital to average assets ratio, which consists of shareholders’ equity plus the allowance for loan losses less goodwill and acquisition intangibles, was 8.18% at December 31, 2011. There are no commitments for significant capital expenditures.

The Federal Reserve Board has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill and acquisition intangibles. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values at December 31:

	2011	2010	Required
Equity Capital	12.92%	12.72%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	14.17%	13.97%	8.00%

Isabella Bank Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve Board also prescribes minimum capital requirements for the Corporation’s subsidiary Bank. At December 31, 2011, the Bank exceeded these minimums. For further information regarding the Bank’s capital requirements, refer to Note 16 “Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements,

Fair Value

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

The table below represents the activity in Level 3 inputs measured on a recurring basis for the year ended December 31:

	2011	2010
Level 3 inputs - January 1	$9,801	$10,027
Calls	(1,000)	—
Transfer to Level 1 inputs	(5,033)	—
Transfer to Level 2 inputs	(2,049)	—
Net unrealized losses on available-for-sale investment securities	(1,719)	(226)

Level 3 inputs - December 31	$—	$9,801

Securities classified as Level 3 in 2010 included securities in less liquid markets and included auction rate money market preferred securities and preferred stocks. Due to the limited trading of these securities during 2010, the Corporation utilized a discounted cash flow analysis to determine fair values on December 31, 2010. This analysis considered the creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institution debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources and ranged from 3.90% to 6.90% as of December 31, 2010. During 2011, the markets for these securities have normalized and established regular trading patterns. As a result of this normalization, the Corporation measured preferred stocks with fair values of $5,033 utilizing Level 1 inputs and auction rate money market preferred securities with fair values of $2,049 utilizing Level 2 inputs based on the trade price of similar securities as of December 31, 2011.

For further information regarding fair value measurements see Note 1, “Nature of Operations and Summary of Significant Accounting Policies” and Note 20, “Fair Value” of the Consolidated Financial Statements.

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

Trading securities are included in the 0 to 3 month time frame due to their repricing characteristics. Fixed interest rate investment securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $162,653 as of December 31, 2011, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,559 that are included in the 0 to 3 month time frame.

Savings, NOW accounts, and money market accounts have no contractual maturity date and are believed to be predominantly noninterest rate sensitive by management. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon management’s analysis of deposit runoff over the past five years. Management believes this runoff experience is consistent with its expectation for the future. As of December 31, 2011, the Corporation had a negative cumulative gap within one year. A negative gap position results when more liabilities, within a specified time frame, mature or reprice than assets.

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2011. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

	0 to 3 Months		4 to 12 Months		1 to 5 Years		Over 5 Years
Interest sensitive assets
Trading securities	$4,710		$—		$—		$—
Investment securities	40,976		63,583		182,965		137,596
Loans	59,872		147,565		459,290		77,175

Total	$105,558		$211,148		$642,255		$214,771

Interest sensitive liabilities
Borrowed funds	$67,440		$22,429		$106,267		$20,000
Time deposits	74,500		191,206		208,779		7,052
Savings	19,591		47,365		103,845		23,101
Interest bearing demand	15,621		38,273		82,568		27,191

Total	$177,152		$299,273		$501,459		$77,344

Cumulative gap	$(71,594)		$(159,719)		$(18,923)		$118,504
Cumulative gap as a % of assets	(5.35	) %	(11.94	) %	(1.41	) %	8.86%

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2011. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$120,463	$276,367	$43,529	$440,359

Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$238,963	$32,178
Variable interest rates		37,404	11,351

Total		$276,367	$43,529

Liquidity

Liquidity is monitored regularly by the Corporation’s Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.

The primary sources of the Corporation’s liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and available-for-sale investment securities, excluding auction rate money market preferred securities and preferred stock as of December 31, 2010 due to their illiquidity. These categories totaled $467,344 or 34.9% of assets as of December 31, 2011 as compared to $360,677 or 29.4% in 2010. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments discussed in the accompanying notes to consolidated financial statements. Liquidity varies significantly daily, based on customer activity.

The following table summarizes the Corporation’s sources and uses of cash for the years ended December 31:

	2011	2010	$ Variance
Net cash provided by operating activities	$18,860	$26,521	$(7,661)
Net cash used in investing activities	(105,203)	(103,877)	(1,326)
Net cash provided by financing activities	96,824	70,983	25,841

Increase (decrease) in cash and cash equivalents	10,481	(6,373)	16,854
Cash and cash equivalents January 1	18,109	24,482	(6,373)

Cash and cash equivalents December 31	$28,590	$18,109	$10,481

The primary source of funds for the Corporation is deposits. The Corporation emphasizes interest bearing time deposits as part of its funding strategy. The Corporation also seeks noninterest bearing deposits, or checking accounts, to expand its customer base, while reducing the Corporation’s cost of funds.

The Corporation has the ability to borrow from the Federal Home Loan Bank, the Federal Reserve Bank, and through various correspondent banks as federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including Federal Home Loan Bank Advances, Federal Reserve Bank Discount Window Advances, and repurchase agreements, require the Corporation to pledge assets, typically in the form of certificates of deposits held in other financial institutions, investment securities, or loans as collateral.

The Corporation had the ability to borrow up to an additional $110,069, based on the assets currently pledged as collateral. The Corporation has pledged eligible mortgage loans and investment securities as collateral for any such borrowings.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

The Federal Reserve Board, the Corporation’s primary Federal regulator, has adopted a policy requiring the Board of Directors and senior management to effectively manage the various risks that can have a material impact on the safety and soundness of the Corporation. The risks include credit, interest rate, liquidity, operational, and reputational. The Corporation has policies, procedures, and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to the Board of Directors.

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

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ended December 31, 2011, the Corporation’s net interest income would decrease slightly during a period of increasing interest rates.

The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of December 31, 2011 and 2010. The Corporation has no interest rate swaps, futures contracts, or other derivative financial options. The principal amounts of assets and time deposits maturing were calculated based on the contractual payment and maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	December 31, 2011							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	12/31/11
Rate sensitive assets
Other interest bearing assets	$8,775	$4,125	$100	$—	$—	$—	$13,000	$13,053
Average interest rates	1.18%	1.33%	0.35%	—	—	—	1.22%
Trading securities	$3,156	$1,031	$523	$—	$—	$—	$4,710	$4,710
Average interest rates	3.34%	2.48%	2.49%				3.06%
Fixed interest rate securities	$104,559	$61,421	$48,659	$37,777	$35,108	$137,596	$425,120	$425,120
Average interest rates	2.98%	2.84%	2.91%	2.93%	3.21%	3.01%	2.98%
Fixed interest rate loans	$141,867	$140,390	$90,852	$75,690	$76,985	$61,854	$587,638	$606,524
Average interest rates	6.24%	6.08%	5.94%	5.99%	5.40%	5.15%	5.90%
Variable interest rate loans	$70,783	$25,267	$20,803	$18,853	$11,631	$15,316	$162,653	$162,653
Average interest rates	5.87%	3.97%	4.05%	3.68%	4.00%	3.98%	4.78%
Rate sensitive liabilities
Borrowed funds	$89,869	$15,000	$25,869	$45,398	$20,000	$20,000	$216,136	$227,780
Average interest rates	1.42%	3.93%	3.13%	3.30%	2.67%	2.56%	2.41%
Savings and NOW accounts	$120,850	$78,313	$51,291	$34,006	$22,803	$50,292	$357,555	$357,555
Average interest rates	0.20%	0.19%	0.18%	0.17%	0.15%	0.15%	0.18%
Fixed interest rate time deposits	$264,147	$62,883	$46,802	$55,493	$43,601	$7,052	$479,978	$498,085
Average interest rates	1.61%	2.67%	2.33%	2.56%	2.41%	1.48%	2.00%
Variable interest rate time deposits	$1,152	$407	$—	$—	$—	$—	$1,559	$1,559
Average interest rates	0.67%	0.69%	—	—	—	—	0.68%

	December 31, 2010							Fair Value
	2011	2012	2013	2014	2015	Thereafter	Total	12/31/10
Rate sensitive assets
Other interest bearing assets	$10,550	$5,429	$960	$—	$—	$—	$16,939	$17,039
Average interest rates	0.96%	1.82%	2.16%	—	—	—	1.30%
Trading securities	$1,918	$2,366	$1,031	$522	$—	$—	$5,837	$5,837
Average interest rates	3.46%	2.31%	2.42%	2.47%	—	—	2.72%
Fixed interest rate securities	$64,652	$42,984	$32,871	$29,395	$24,438	$136,384	$330,724	$330,724
Average interest rates	3.68%	3.42%	3.30%	3.33%	3.28%	3.13%	3.32%
Fixed interest rate loans	$128,277	$121,434	$140,019	$67,423	$68,569	$66,010	$591,732	$603,435
Average interest rates	6.80%	6.63%	6.26%	6.47%	6.08%	5.83%	6.41%
Variable interest rate loans	$59,536	$17,306	$22,523	$15,118	$18,830	$10,259	$143,572	$143,572
Average interest rates	4.94%	4.76%	4.27%	3.78%	3.69%	5.21%	4.55%
Rate sensitive liabilities
Borrowed funds	$74,151	$33,013	$15,127	$37,087	$25,539	$10,000	$194,917	$200,603
Average interest rates	0.62%	3.46%	2.55%	3.11%	4.60%	2.35%	2.33%
Savings and NOW accounts	$74,278	$73,818	$53,174	$35,872	$24,520	$58,414	$320,076	$320,076
Average interest rates	0.21%	0.21%	0.20%	0.19%	0.18%	0.15%	0.19%
Fixed interest rate time deposits	$215,648	$113,338	$44,269	$31,414	$39,474	$6,278	$450,421	$452,392
Average interest rates	1.79%	2.67%	3.35%	2.86%	2.97%	3.26%	2.36%
Variable interest rate time deposits	$1,279	$661	$—	$—	$—	$—	$1,940	$1,940
Average interest rates	1.21%	1.06%	—	—	—	—	1.16%

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Corporation accompanied by the report of our independent registered public accounting firm are set forth on pages 42 through 94 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

The supplementary data regarding quarterly results of operations are set forth under the table headed “Summary of Selected Financial Data” under Item 6 on page 15 of this report.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Isabella Bank Corporation

Mount Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2011 and 2010, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

/s/Rehmann Robson, P.C.

Saginaw, Michigan

March 6, 2012

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31
	2011	2010
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$24,514	$16,978
Interest bearing balances due from banks	4,076	1,131

Total cash and cash equivalents	28,590	18,109
Certificates of deposit held in other financial institutions	8,924	15,808
Trading securities	4,710	5,837
Available-for-sale securities (amortized cost of $414,614 in 2011 and $329,435 in 2010)	425,120	330,724
Mortgage loans available-for-sale	3,205	1,182
Loans
Agricultural	74,645	71,446
Commercial	365,714	348,852
Consumer	31,572	30,977
Residential real estate mortgage	278,360	284,029

Total loans	750,291	735,304
Less allowance for loan losses	12,375	12,373

Net loans	737,916	722,931
Premises and equipment	24,626	24,627
Corporate owned life insurance	22,075	17,466
Accrued interest receivable	5,848	5,456
Equity securities without readily determinable fair values	17,189	17,564
Goodwill and other intangible assets	46,792	47,091
Other assets	12,930	19,015

TOTAL ASSETS	$1,337,925	$1,225,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$119,072	$104,902
NOW accounts	163,653	142,259
Certificates of deposit under $100 and other savings	440,123	425,981
Certificates of deposit over $100	235,316	204,197

Total deposits	958,164	877,339
Borrowed funds ($5,242 in 2011 and $10,423 in 2010 at fair value)	216,136	194,917
Accrued interest payable and other liabilities	8,842	8,393

Total liabilities	1,183,142	1,080,649

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,589,226 (including 16,585 shares held in the Rabbi Trust) in 2011 and 7,550,074 (including 32,686 shares held in the Rabbi Trust) in 2010	134,734	133,592
Shares to be issued for deferred compensation obligations	4,524	4,682
Retained earnings	13,036	8,596
Accumulated other comprehensive income (loss)	2,489	(1,709)

Total shareholders’ equity	154,783	145,161

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,337,925	$1,225,810

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balance, January 1, 2009	7,518,856	$133,602	$4,015	$2,428	$(5,569)	$134,476
Comprehensive income	—	—	—	7,800	3,450	11,250
Issuance of common stock	126,059	2,664	—	—	—	2,664
Common stock issued for deferred compensation obligations	12,890	331	(185)	—	—	146
Share based payment awards under equity compensation plan	—	—	677	—	—	677
Common stock purchased for deferred compensation obligations	—	(767)	—			(767)
Common stock repurchased pursuant to publicly announced repurchase plan	(122,612)	(2,387)		—	—	(2,387)
Cash dividends ($0.70 per share)	—	—	—	(5,256)	—	(5,256)

Balance, December 31, 2009	7,535,193	133,443	4,507	4,972	(2,119)	140,803
Comprehensive income	—	—	—	9,045	410	9,455
Issuance of common stock	124,953	2,683	—	—	—	2,683
Common stock issued for deferred compensation obligations	28,898	537	(475)	—	—	62
Share based payment awards under equity compensation plan	—	—	650	—	—	650
Common stock purchased for deferred compensation obligations	—	(514)	—			(514)
Common stock repurchased pursuant to publicly announced repurchase plan	(138,970)	(2,557)		—	—	(2,557)
Cash dividends ($0.72 per share)	—	—	—	(5,421)	—	(5,421)

Balance, December 31, 2010	7,550,074	133,592	4,682	8,596	(1,709)	145,161
Comprehensive income	—	—	—	10,210	4,198	14,408
Issuance of common stock	120,336	3,075	—	—	—	3,075
Common stock issued for deferred compensation obligations	39,257	697	(773)	—	—	(76)
Share based payment awards under equity compensation plan	—	—	615	—	—	615
Common stock purchased for deferred compensation obligations	—	(426)	—	—	—	(426)
Common stock repurchased pursuant to publicly announced repurchase plan	(120,441)	(2,204)		—	—	(2,204)
Cash dividends ($0.76 per share)	—	—	—	(5,770)	—	(5,770)

Balance, December 31, 2011	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Year Ended December 31
	2011	2010	2009
Interest income
Loans, including fees	$45,463	$46,794	$47,706
Investment securities
Taxable	6,941	5,271	4,712
Nontaxable	4,806	4,367	4,623
Trading account securities	189	306	687
Federal funds sold and other	506	479	377

Total interest income	57,905	57,217	58,105
Interest expense
Deposits	10,935	11,530	13,588
Borrowings	5,268	5,674	6,251

Total interest expense	16,203	17,204	19,839

Net interest income	41,702	40,013	38,266
Provision for loan losses	3,826	4,857	6,093

Net interest income after provision for loan losses	37,876	35,156	32,173
Noninterest income
Service charges and fees	6,118	6,480	6,913
Gain on sale of mortgage loans	538	610	886
Net (loss) gain on trading securities	(78)	(94)	80
Net gain on borrowings measured at fair value	181	227	289
Gain on sale of available-for-sale investment securities	3	348	648
Other	1,456	1,729	1,340

Total noninterest income	8,218	9,300	10,156
Noninterest expenses
Compensation and benefits	19,292	18,552	18,258
Occupancy	2,470	2,351	2,170
Furniture and equipment	4,497	4,344	4,146
FDIC insurance premiums	1,086	1,254	1,730
Other	7,185	7,306	7,379

Total noninterest expenses	34,530	33,807	33,683

Income before federal income tax expense	11,564	10,649	8,646
Federal income tax expense	1,354	1,604	846

NET INCOME	$10,210	$9,045	$7,800

Earnings per share
Basic	$1.35	$1.20	$1.04

Diluted	$1.31	$1.17	$1.01

Cash dividends per basic share	$0.76	$0.72	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31
	2011	2010	2009
Net income	$10,210	$9,045	$7,800

Unrealized holding gains on available-for-sale securities:
Unrealized gains arising during the year	9,220	1,156	3,415
Reclassification adjustment for net realized gains included in net income	(3)	(348)	(648)

Net unrealized gains	9,217	808	2,767
Tax effect	(3,719)	(351)	436

Unrealized gains, net of tax	5,498	457	3,203

(Increase) reduction of unrecognized pension costs	(1,971)	(72)	374
Tax effect	671	25	(127)

Net unrealized (loss) gain on defined benefit pension plan	(1,300)	(47)	247

Other comprehensive income, net of tax	4,198	410	3,450

Comprehensive income	$14,408	$9,455	$11,250

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$10,210	$9,045	$7,800
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	3,826	4,857	6,093
Impairment of foreclosed assets	82	180	157
Depreciation	2,521	2,522	2,349
Amortization and impairment of originated mortgage servicing rights	714	543	683
Amortization of acquisition intangibles	299	338	375
Net amortization of available-for-sale securities	1,689	1,153	741
Gain on sale of available-for-sale securities	(3)	(348)	(648)
Net unrealized losses (gains) on trading securities	78	94	(80)
Net gain on sale of mortgage loans	(538)	(610)	(886)
Net unrealized gains on borrowings measured at fair value	(181)	(227)	(289)
Increase in cash value of corporate owned life insurance	(609)	(642)	(641)
Realized gain on redemption of corporate owned life insurance	—	(21)	—
Share-based payment awards under equity compensation plan	615	650	677
Deferred income tax expense (benefit)	389	179	(641)
Origination of loans held for sale	(57,584)	(72,106)	(153,388)
Proceeds from loan sales	56,099	73,815	152,891
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	1,049	7,632	8,292
Accrued interest receivable	(392)	376	490
Other assets	147	(1,914)	(6,331)
Accrued interest payable and other liabilities	449	1,005	581

Net cash provided by operating activities	18,860	26,521	18,225

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	6,884	(10,428)	(4,805)
Activity in available-for-sale securities
Maturities, calls, and sales	78,152	85,273	130,580
Purchases	(165,017)	(156,928)	(140,517)
Loan principal originations and collections, net	(20,743)	(21,319)	4,437
Proceeds from sales of foreclosed assets	2,041	2,778	4,145
Purchases of premises and equipment	(2,520)	(3,232)	(3,035)
Purchases of corporate owned life insurance	(4,000)	(175)	—
Proceeds from the redemption of corporate owned life insurance	—	154	11

Net cash used in investing activities	(105,203)	(103,877)	(9,184)

FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	$80,825	$74,687	$27,022
Increase (decrease) in other borrowed funds	21,400	2,043	(28,960)
Cash dividends paid on common stock	(5,770)	(5,421)	(5,256)
Proceeds from issuance of common stock	2,302	2,208	2,479
Common stock repurchased	(1,507)	(2,020)	(2,056)
Common stock purchased for deferred compensation obligations	(426)	(514)	(767)

Net cash provided by (used in) financing activities	96,824	70,983	(7,538)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,481	(6,373)	1,503
Cash and cash equivalents at beginning of period	18,109	24,482	22,979

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,590	$18,109	$24,482

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$16,239	$17,344	$20,030
Federal income taxes paid	878	1,261	2,237
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,932	$3,868	$2,536
Common stock issued for deferred compensation obligations	773	475	185
Common stock repurchased from an associated grantor trust (Rabbi Trust)	(697)	(537)	(33)

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Its banking subsidiary, Isabella Bank, offers banking services through 25 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of the Corporation’s principal markets. The Corporation’s results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

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

The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. Transfers between measurement levels are recognized at the end of reporting periods.

For a further discussion of fair value considerations, refer to Note 20 to the consolidated financial statements.

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

AVAILABLE-FOR-SALE INVESTMENT SECURITIES: All purchases of investment securities are generally classified as available-for-sale. However, classification of investment securities as either held to maturity or trading may be elected by management of the Corporation. Securities classified as available-for-sale are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Auction rate money market preferred securities and preferred stocks are considered equity securities for federal income tax purposes, and as such, no estimated federal income tax impact is expected or recorded. Auction rate money market preferred securities and preferred stock are recorded at fair value, with unrealized gains and losses, considered not other-than-temporary, excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of available-for-sale investment securities are determined using the specific identification method.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). In determining whether an other-than-temporary impairment exists for debt securities, management must assert that: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. If these conditions are not met, the Corporation must recognize an other-than-temporary impairment charge through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in noninterest income. For debt securities that do not meet the above criteria, and the Corporation does not expect to recover the security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, the Corporation separates the total impairment into the credit risk loss component and the amount of the loss related to market and other risk factors. In order to determine the amount of the credit loss for a debt security, the Corporation calculates the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows management expects to recover. The amount of the total other-than-temporary impairment related to the credit risk is recognized in earnings and is included in noninterest income. The amount of the total other-than-temporary impairment related to other risk factors is recognized as a component of other comprehensive income. For debt securities that have recognized an other-than-temporary impairment through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

Available-for-sale equity securities are reviewed for other-than-temporary impairment at each reporting date. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and management’s ability and intent to hold the securities until fair value recovers. If it is determined that management does not have the ability and intent to hold the securities until recovery or that there are conditions that indicate that a security may not recover in value then the difference between the fair value and the cost of the security is recognized in earnings and is included in noninterest income. No such losses for debt or equity securities were recognized in 2011, 2010, or 2009.

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loans losses, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the level yield method.

The accrual of interest on agricultural, commercial and mortgage loans is discontinued at the time the loan is 90 days or more past due unless the credit is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Impairment is measured on a loan by loan basis for agricultural and commercial loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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

TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including mortgage loans and participation loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been legally isolated from the Corporation, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets and 3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Other than servicing, the Corporation has no substantive continuing involvement related to these loans.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $304,626 and $309,882 with capitalized servicing rights of $2,374 and $2,667 at December 31, 2011 and 2010, respectively.

Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The Corporation recorded servicing fee revenue of $732, $760, and $724 related to residential mortgage loans serviced for others during 2011, 2010, and 2009, respectively and is included in other non interest income.

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

FORECLOSED ASSETS: Assets acquired through, or in lieu, of loan foreclosure are held for sale and are initially recorded at the lower of the Corporation’s carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of the Corporation’s carrying amount or fair value less costs to sell. Foreclosed assets of $1,876 and $2,067 as of December 31, 2011 and 2010, respectively, are included in Other Assets on the accompanying consolidated balance sheets.

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

FDIC INSURANCE PREMIUM: In 2009, the Corporation was required to prepay quarterly FDIC risk-based assessments for the fourth quarter of 2009 and each of the quarters in the years ending December 31, 2010, 2011 and 2012. The assessments for 2010 through 2012, which had a carrying balance of $2,588 and $3,586 as of December 31, 2011 and 2010, respectively, have been recorded as a prepaid asset in the accompanying consolidated balance sheets in Other Assets, and will be expensed on a ratable basis quarterly through December 31, 2012.

EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.

Equity securities without readily determinable fair values consist of the following as of December 31:

	2011	2010
Federal Home Loan Bank Stock	$7,380	$7,596
Investment in Corporate Settlement Solutions	6,611	6,793
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	319	296

Total	$17,189	$17,564

EQUITY COMPENSATION PLAN: At December 31, 2011, the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”) had 218,023 shares eligible to be issued to participants, for which an associated grantor trust (Rabbi Trust) held 16,585 shares. The Corporation had 224,663 shares to be issued in 2010, with 32,686 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized in the consolidated financial statements as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Equity Compensation Plan” in Note 17.) The Corporation has no other share-based compensation plans.

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

As of December 31, 2011 and 2010, the present value of the post retirement benefits payable by the Corporation to the covered employees was estimated to be $2,633 and $2,573, respectively, and is included in Accrued Interest Payable and Other Liabilities on the consolidated balance sheets. The periodic policy maintenance costs were $60 and $68 for 2011 and 2010, respectively.

ACQUISITION INTANGIBLES AND GOODWILL: The Corporation previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. The acquisitions included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Core deposit intangibles arising from acquisitions are included in Other Assets and are being amortized over their estimated lives and evaluated for potential impairment on at least an annual basis. Goodwill, which is included in Other Assets, represents the excess of purchase price over identifiable assets, is not amortized but is evaluated for impairment on at least an annual basis. Goodwill is typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of goodwill is more likely than not to be impaired, management performs a cash flow valuation to determine the extent of the potential impairment. Acquisition intangibles are tested for impairment with a cash flow valuation. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.

OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.

FEDERAL INCOME TAXES: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liability is determined based on the tax effects of the temporary differences between the book and tax bases on the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, where necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

The Corporation analyzes its filing positions in the jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Corporation has also elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any charges for such, to the extent they arise, as a component of its noninterest expenses.

MARKETING COSTS: Marketing costs are expensed as incurred (see Note 11).

RECLASSIFICATIONS: Certain amounts reported in the 2010 and 2009 consolidated financial statements have been reclassified to conform with the 2011 presentation.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued by the Corporation relate solely to outstanding shares in the Directors Plan, see Note 17.

Earnings per common share have been computed based on the following:

	2011	2010	2009
Average number of common shares outstanding for basic calculation	7,572,841	7,541,676	7,517,276
Average potential effect of shares in the Directors Plan (1)	194,634	187,744	181,319
Average number of common shares outstanding used to calculate diluted earnings per common share	7,767,475	7,729,420	7,698,595

Net income	$10,210	$9,045	$7,800

Earnings per share
Basic	$1.35	$1.20	$1.04

Diluted	$1.31	$1.17	$1.01

(1) Exclusive of shares held in the Rabbi Trust

NOTE 3 – ACCOUNTING STANDARDS UPDATES

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

In addition, ASU No. 2011-02 clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on modification of payables (ASC Topic 470, “Debt”) when evaluating whether a modification constitutes a troubled debt restructuring. The new authoritative guidance was effective for interim and annual periods beginning on or after June 15, 2011 and increased the volume of loans that the Corporation classified as troubled debt restructurings and required additional disclosures (see Note 6 – Loans and Allowance for Loan Losses).

ASU No. 2011-08: “Testing Goodwill for Impairment”

In September 2011, ASU No. 2011-08 amended ASC Topic 350, “Goodwill and Other” to simplify the testing of goodwill impairments. This update will allow for a qualitative assessment of goodwill to determine whether or not it is necessary to perform the two-step impairment test described in ASC Topic 350. While the new authoritative guidance is effective for fiscal years beginning after December 15, 2011, the Corporation elected to early adopt the guidance as of December 31, 2011. The new guidance did not have any impact on the Corporation’s consolidated financial statements.

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

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at December 31:

	2011	2012
States and political subdivisions	$4,710	$5,837

Included in the net trading losses of $78 during 2011, were $60 of net trading losses on securities that relate to the Corporation’s trading portfolio as of December 31, 2011. Included in net trading gains of $94 during 2010, were $74 of net trading gains on securities that relate to the Corporation’s trading portfolio as of December 31, 2010.

NOTE 5 – AVAILABLE-FOR-SALE INVESTMENT SECURITIES

The amortized cost and fair value of available-for-sale investment securities, with gross unrealized gains and losses, are as follows as of December 31:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$395	$2	$—	$397
States and political subdivisions	166,832	8,157	51	174,938
Auction rate money market preferred	3,200	—	1,151	2,049
Preferred stocks	6,800	—	1,767	5,033
Mortgage-backed securities	140,842	2,807	47	143,602
Collateralized mortgage obligations	96,545	2,556	—	99,101

Total	$414,614	$13,522	$3,016	$425,120

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$5,394	$10	$—	$5,404
States and political subdivisions	167,328	3,349	960	169,717
Auction rate money market preferred	3,200	—	335	2,865
Preferred stocks	7,800	—	864	6,936
Mortgage-backed securities	101,096	1,633	514	102,215
Collateralized mortgage obligations	44,617	103	1,133	43,587

Total	$329,435	$5,095	$3,806	$330,724

The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2011 are as follows:

	Maturing
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Securities With Variable Monthly Payments or Continual Call Dates	Total
Government sponsored enterprises	$—	$—	$395	$—	$—	$395
States and political subdivisions	8,381	34,610	87,436	36,405	—	166,832
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	140,842	140,842
Collateralized mortgage obligations	—	—	—	—	96,545	96,545

Total amortized cost	$8,381	$34,610	$87,831	$36,405	$247,387	$414,614

Fair value	$8,441	$35,904	$93,586	$37,404	$249,785	$425,120

Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As auction rate money market preferreds and preferred stocks have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.

A summary of the activity related to the sale of available-for-sale debt securities is as follows during the years ended December 31:

	2011	2010	2009
Proceeds from sales of securities	$8,877	$18,303	$32,204

Gross realized gains	$3	$351	$648
Gross realized losses	—	(3)	—

Net realized gains	$3	$348	$648

Applicable income tax expense	$1	$118	$220

The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$51	$1,410	$—	$—	$51
Auction rate money market preferred	—	—	1,151	2,049	1,151
Preferred stocks	—	—	1,767	5,033	1,767
Mortgage-backed securities	47	24,291	—	—	47

Total	$98	$25,701	$2,918	$7,082	$3,016

Number of securities in an unrealized loss position:		6		6	12

	2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$960	$29,409	$—	$—	$960
Auction rate money market preferred	—	—	335	2,865	335
Preferred stocks	—	—	864	2,936	864
Mortgage-backed securities	514	38,734	—	—	514
Collateralized mortgage obligations	1,133	33,880	—	—	1,133

Total	$2,607	$102,023	$1,199	$5,801	$3,806

Number of securities in an unrealized loss position:		82		4	86

As a result of market conditions associated with certain auction rate money market preferred investment securities, $7,800 of the Corporation’s initial investment of $11,000 converted to preferred stocks with debt like characteristics in 2009. Due to the limited trading of these securities in 2009 and 2010, the Corporation utilized a discounted cash flow analysis to determine fair values on December 31, 2010. This analysis considered the creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institution’s debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources and ranged from 3.90% to 6.90% as of December 31, 2010. During 2011, the markets for these securities have normalized and established regular trading patterns. As such, the Corporation determined the fair value for these securities based on quoted prices for identical securities, or based on quoted prices for similar securities as of December 31, 2011.

As of December 31, 2011 and December 31, 2010, management conducted an analysis to determine whether all securities currently in an unrealized loss position, including auction rate money market preferred securities and preferred stocks, should be considered other-than-temporarily-impaired (“OTTI”). Such analyses considered, among other factors, the following criteria:

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

As of December 31, 2011, the Corporation held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of these securities are deemed to be below investment grade, management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis. As a result, the Corporation has not recognized an other-than-temporary impairment related to these declines in fair value.

Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the

Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any such securities are other-than-temporarily impaired as of as of December 31, 2011 or 2010.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES (ALLL)

The Corporation grants commercial, agricultural, residential, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming and tourism, higher education, and general economic conditions of this region. Substantially all of the consumer and residential mortgage loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.

Loans that management has the intent and ability to hold in its portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loans losses, and any deferred fees or costs. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the level yield method.

The accrual of interest on agricultural, commercial and mortgage loans is typically discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and state and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. The Corporation minimizes its risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans generally require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, the Corporation may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, the Corporation requires annual financial statements, prepares cash flow analyses, and reviews credit reports as deemed necessary.

The Corporation offers adjustable rate mortgages, fixed rate balloon mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Corporation. Fixed rate residential mortgage loans with an amortization of 15 years or less may be held in the Corporation’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential mortgages to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers and reviewed internally. All mortgage loan requests are reviewed by a mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of the Bank’s Internal Loan Committee, Board of Directors, or the Board of Director’s Loan Committee.

Consumer loans include automobile loans, secured and unsecured personal loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

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

Allowance for Loan Losses

A summary of changes in the allowance for loan losses (ALLL) and the recorded investment in loans by segments follows:

	Allowance for Credit Losses and Recorded Investment in Loans Year Ended December 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(1,863)	(121)	(2,240)	(552)	—	(4,776)
Recoveries	460	1	177	314	—	952
Provision for loan losses	1,639	90	1,845	266	(14)	3,826

December 31, 2011	$6,284	$1,003	$2,980	$633	$1,475	$12,375

Allowance for loan losses as of December 31, 2011
Individually evaluated for impairment	$2,152	$822	$1,146	$—	$—	$4,120
Collectively evaluated for impairment	4,132	181	1,834	633	1,475	8,255

Total	$6,284	$1,003	$2,980	$633	$1,475	$12,375

Loans as of December 31, 2011
Individually evaluated for impairment	$14,097	$3,384	$7,664	$105		$25,250
Collectively evaluated for impairment	351,617	71,261	270,696	31,467		725,041

Total	$365,714	$74,645	$278,360	$31,572		$750,291

	Allowance for Credit Losses and Recorded Investment in Loans Year Ended December 31, 2010
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2010	$5,531	$731	$3,590	$626	$2,501	$12,979
Loans charged off	(3,731)	—	(2,524)	(596)	—	(6,851)
Recoveries	452	1	638	297	—	1,388
Provision for loan losses	3,796	301	1,494	278	(1,012)	4,857

December 31, 2010	$6,048	$1,033	$3,198	$605	$1,489	$12,373

Allowance for loan losses as of December 31, 2010
Individually evaluated for impairment	$490	$558	$732	$—	$—	$1,780
Collectively evaluated for impairment	5,558	475	2,466	605	1,489	10,593

Total	$6,048	$1,033	$3,198	$605	$1,489	$12,373

Loans as of December 31, 2010
Individually evaluated for impairment	$4,939	$2,196	$4,865	$48		$12,048
Collectively evaluated for impairment	343,913	69,250	279,164	30,929		723,256

Total	$348,852	$71,446	$284,029	$30,977		$735,304

Following is a summary of changes in the ALLL for the year ended December 31, 2009:

January 1, 2009	$11,982
Loans charged off	(6,642)
Recoveries	1,546
Provision for loan losses	6,093

December 31, 2009	$12,979

Credit Quality Indicators

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of December 31:

	2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$11,113	$11,013	$22,126	$3,583	$1,390	$4,973
3 - High satisfactory	90,064	29,972	120,036	11,154	5,186	16,340
4 - Low satisfactory	118,611	57,572	176,183	24,253	15,750	40,003
5 - Special mention	15,482	4,200	19,682	3,863	2,907	6,770
6 - Substandard	19,017	4,819	23,836	1,640	4,314	5,954
7 - Vulnerable	187	—	187	—	—	—
8 - Doubtful	3,621	43	3,664	190	415	605

Total	$258,095	$107,619	$365,714	$44,683	$29,962	$74,645

	2010
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$10,995	$13,525	$24,520	$3,792	$1,134	$4,926
3 - High satisfactory	74,912	30,322	105,234	11,247	3,235	14,482
4 - Low satisfactory	119,912	57,403	177,315	22,384	14,862	37,246
5 - Special mention	19,560	6,507	26,067	4,169	3,356	7,525
6 - Substandard	10,234	1,104	11,338	2,654	4,613	7,267
7 - Vulnerable	3,339	54	3,393	—	—	—
8 - Doubtful	858	127	985	—	—	—

Total	$239,810	$109,042	$348,852	$44,246	$27,200	$71,446

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

The Corporation’s primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the Corporation’s past due and current loans as of December 31:

	2011
	Accruing Interest and Past Due:			Total Past Due and Nonaccrual
	30-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,721	$364	$4,176	$6,261	$251,834	$258,095
Commercial other	426	3	25	454	107,165	107,619

Total commercial	2,147	367	4,201	6,715	358,999	365,714

Agricultural
Agricultural real estate	—	99	189	288	44,395	44,683
Agricultural other	2	—	415	417	29,545	29,962

Total agricultural	2	99	604	705	73,940	74,645

Residential mortgage
Senior liens	3,004	124	1,292	4,420	213,181	217,601
Junior liens	235	40	94	369	20,877	21,246
Home equity lines of credit	185	125	198	508	39,005	39,513

Total residential mortgage	3,424	289	1,584	5,297	273,063	278,360

Consumer
Secured	158	5	—	163	26,011	26,174
Unsecured	23	—	—	23	5,375	5,398

Total consumer	181	5	—	186	31,386	31,572

Total	$5,754	$760	$6,389	$12,903	$737,388	$750,291

	2010
	Accruing Interest and Past Due:			Total Past Due and Nonaccrual
	30-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$4,814	$125	$4,001	$8,940	$230,870	$239,810
Commercial other	381	—	139	520	108,522	109,042

Total commercial	5,195	125	4,140	9,460	339,392	348,852

Agricultural
Agricultural real estate	92	—	—	92	44,154	44,246
Agricultural other	4	50	—	54	27,146	27,200

Total agricultural	96	50	—	146	71,300	71,446

Residential mortgage
Senior liens	5,265	310	1,421	6,996	213,003	219,999
Junior liens	476	—	49	525	26,187	26,712
Home equity lines of credit	598	—	—	598	36,720	37,318

Total residential mortgage	6,339	310	1,470	8,119	275,910	284,029

Consumer
Secured	298	—	—	298	24,781	25,079
Unsecured	10	1	—	11	5,887	5,898

Total consumer	308	1	—	309	30,668	30,977

Total	$11,938	$486	$5,610	$18,034	$717,270	$735,304

December 31, 2009	$10,305	$768	$8,522	$19,595	$703,721	$723,316

Impaired Loans

As a result of adopting the amendments in ASU No. 2011-02, the Corporation reassessed all loan restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings (TDR’s). The Corporation identified as TDR’s certain loans for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology. Upon identifying those loans as TDR’s, the Corporation classified them as impaired. The amendments in ASU No. 2011-02 require retrospective application of the impairment measurement guidance for those loans newly identified as impaired during the period. The Corporation’s recorded investment in loans for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired was $5,136, with a specific valuation allowance of $1,022 as of December 31, 2011.

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

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31:

	2011			2011 Year to Date
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with avaluation allowance
Commercial real estate	$5,014	$5,142	$1,881	$4,012	$247
Commercial other	734	734	271	376	25
Agricultural real estate	—	—	—	9	—
Agricultural other	2,689	2,689	822	2,443	138
Residential mortgage senior liens	7,269	8,825	1,111	5,781	331
Residential mortgage junior liens	195	260	35	184	11

Total impaired loans with avaluation allowance	15,901	17,650	4,120	12,805	752

Impaired loans without avaluation allowance
Commercial real estate	7,984	10,570		4,863	375
Commercial other	365	460		267	10
Agricultural real estate	190	190		180	—
Agricultural other	505	625		253	18
Residential mortgage senior liens	2	2		202	—
Home equity lines of credit	198	498		99	12
Consumer secured	105	114		77	4

Total impaired loans without avaluation allowance	9,349	12,459		5,941	419

Impaired loans
Commercial	14,097	16,906	2,152	9,518	657
Agricultural	3,384	3,504	822	2,885	156
Residential mortgage	7,664	9,585	1,146	6,266	354
Consumer	105	114	—	77	4

Total impaired loans	$25,250	$30,109	$4,120	$18,746	$1,171

	2010			2010 Year to Date
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with avaluation allowance
Commercial real estate	$3,010	$4,110	$472	$2,482	$90
Commercial other	18	18	18	259	1
Agricultural other	2,196	2,196	558	1,098	143
Residential mortgage senior liens	4,292	5,236	698	5,045	187
Residential mortgage junior liens	172	250	34	205	7
Consumer	—	—	—	12	—

Total impaired loans with avaluation allowance	9,688	11,810	1,780	9,101	428

Impaired loans without avaluation allowance
Commercial real estate	1,742	2,669		2,738	147
Commercial other	169	269		145	20
Agricultural real estate	—	—		106	—
Residential mortgage senior liens	401	501		201	26
Home equity lines of credit	—	—		8	—
Consumer secured	48	85		55	5

Total impaired loans without avaluation allowance	2,360	3,524		3,253	198

Impaired loans
Commercial	4,939	7,066	490	5,624	258
Agricultural	2,196	2,196	558	1,204	143
Residential mortgage	4,865	5,987	732	5,459	220
Consumer	48	85	—	67	5

Total impaired loans	$12,048	$15,334	$1,780	$12,354	$626

2009
Impaired loans with a valuation allowance	$3,757
Impaired loans without a valuation allowance	8,897

Total impaired loans	$12,654

Valuation allowance related to impaired loans	$612
Year to date average outstanding balance of impaired loans	$13,249
Year to date interest income recognized on impared loans	$340

The Corporation had committed to advance $243 in connection with impaired loans, which include TDR’s, as of December 31, 2011. No additional funds were committed to be advanced in connection with impaired loans, as of December 31, 2010.

Troubled Debt Restructurings

Loan modifications are considered to be TDR’s when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is a going concern (if the entity is a business).

The following is a summary of information pertaining to TDR’s during 2011:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	$408
Commercial other	42	12,575	12,132

Total commercial	43	12,983	12,540

Agricultural other	8	1,321	1,321
Residential mortgage senior liens	36	3,915	3,865
Consumer
Secured	7	69	69
Unsecured	2	20	20

Total consumer	9	89	89

Total	$96	$18,308	$17,815

The following tables summarize concessions granted by the Corporation to borrowers in financial difficulties during 2011:

	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—
Commercial other	38	9,932	4	2,643

Total commercial	39	10,340	4	2,643

Agricultural other	8	1,321	—	—
Residential mortgage Senior liens	19	2,161	17	1,754
Consumer
Secured	6	65	1	4
Unsecured	—	—	2	20

Total consumer	6	65	3	24

Total	72	$13,887	24	$4,421

The Corporation did not restructure any loans through the forbearance of principal or accrued interest during 2011.

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

The following is a summary of TDR loan balances as of December 31:

	2011	2010	2009
Troubled debt restructurings	$18,756	$5,763	$4,977

NOTE 7 – PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

	2011	2010
Land	$5,174	$4,694
Buildings and improvements	22,397	21,502
Furniture and equipment	26,926	25,822

Total	54,497	52,018
Less: accumulated depreciation	29,871	27,391

Premises and equipment, net	$24,626	$24,627

Depreciation expense amounted to $2,521, $2,522 and $2,349 in 2011, 2010, and 2009, respectively.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill was $45,618 at December 31, 2011 and 2010.

Identifiable intangible assets at year end were as follows:

	2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,199	$1,174

	2010
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$3,900	$1,473

Amortization expense associated with identifiable intangible assets was $299, $338, and $375 in 2011, 2010, and 2009, respectively.

Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2011, and thereafter is as follows:

Year	Amount
2012	$260
2013	221
2014	183
2015	145
2016	106
Thereafter	259

$1,174

NOTE 9 – DEPOSITS

Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Year	Amount
2012	$265,299
2013	63,290
2014	46,802
2015	55,493
2016	43,601
Thereafter	7,052

$481,537

Interest expense on time deposits greater than $100 was $4,302 in 2011, $4,427 in 2010, and $5,246 in 2009.

NOTE 10 – BORROWED FUNDS

Borrowed funds consist of the following obligations at December 31:

	2011		2010
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$142,242	3.16%	$113,423	3.64%
Securities sold under agreements to repurchase without stated maturity dates	57,198	0.25%	45,871	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,696	3.51%	19,623	3.28%
Federal funds purchased	—	—	16,000	0.60%

Total	$216,136	2.42%	$194,917	2.56%

The Federal Home Loan Bank borrowings are collateralized by U.S. government and federal agency securities and a blanket lien on all qualified 1-to-4 family mortgage loans. Advances are also secured by FHLB stock owned by the Corporation. The Corporation had the ability to borrow up to an additional $110,069, based on the assets currently pledged as collateral.

The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2011		2010
	Amount	Rate	Amount	Rate
Fixed rate advances due 2011	$—	—	$10,086	3.96%
One year putable advances due 2011	—	—	1,000	4.75%
Fixed rate advances due 2012	17,000	2.97%	17,000	2.97%
One year putable advances due 2012	15,000	4.10%	15,000	4.10%
Fixed rate advances due 2013	5,242	4.14%	5,337	4.14%
One year putable advances due 2013	5,000	3.15%	5,000	3.15%
Fixed rate advances due 2014	25,000	3.16%	25,000	3.16%
Fixed rate advances due 2015	45,000	3.30%	25,000	4.63%
Fixed rate advances due 2016	10,000	2.15%	—	—
Fixed rate advances due 2017	20,000	2.56%	10,000	2.35%

Total	$142,242	3.16%	$113,423	3.64%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a fair value of $99,869 and $86,381 at December 31, 2011 and 2010, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.

The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2011		2010
	Amount	Rate	Amount	Rate
Repurchase agreements due 2011	$—	—	$858	1.51%
Repurchase agreements due 2012	428	2.08%	1,013	2.21%
Repurchase agreements due 2013	5,000	4.51%	5,127	4.45%
Repurchase agreements due 2014	10,869	3.12%	12,087	3.00%
Repurchase agreements due 2015	399	3.25%	538	3.25%

Total	$16,696	3.51%	$19,623	3.28%

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and Federal Reserve Bank discount window advances generally mature within one to four days from the transaction date. The following table provides a summary of short term borrowings for the years ended December 31:

	2011			2010
	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$57,198	$45,397	0.25%	$56,410	$44,974	0.28%
Federal funds purchased	18,300	3,467	0.51%	16,000	333	0.60%
Federal Reserve Bank discount window advance	—	—	—	7,500	103	0.75%

The Corporation had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family mortgage loans in the following amounts at December 31:

	2011	2010
Pledged to secure borrowed funds	$292,092	$297,297
Pledged to secure repurchase agreements	99,869	86,381
Pledged for public deposits and for other purposes necessary or required by law	26,761	14,626

Total	$418,722	$398,304

The Corporation had no investment securities that are restricted to be pledged for specific purposes.

NOTE 11 – OTHER NONINTEREST EXPENSES

A summary of expenses included in Other Noninterest Expenses are as follows for the year ended December 31:

	2011	2010	2009
Marketing and community relations	$1,174	$1,093	$894
Directors fees	842	887	923
Audit and SOX compliance fees	714	710	546
Foreclosed asset and collection	576	916	831
Education and travel	526	499	395
Printing and supplies	405	420	529
Postage and freight	388	395	472
Consulting fees	386	167	201
Legal fees	302	382	415
Amortization of deposit premium	299	338	375
All other	1,573	1,499	1,798

Total other	$7,185	$7,306	$7,379

NOTE 12 – FEDERAL INCOME TAXES

Components of the consolidated provision for income taxes are as follows for the year ended December 31:

	2011	2010	2009
Currently payable	$965	$1,425	$1,487
Deferred expense (benefit)	389	179	(641)

Income tax expense	$1,354	$1,604	$846

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the years ended December 31:

	2011	2010	2009
Income taxes at 34% statutory rate	$3,932	$3,621	$2,940
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(1,687)	(1,565)	(1,680)
Earnings on corporate owned life insurance	(207)	(225)	(218)
Other	(65)	(132)	(249)

Total effect of nontaxable income	(1,959)	(1,922)	(2,147)
Effect of tax credits	(793)	(263)	(134)
Effect of nondeductible expenses	174	168	187

Income tax expense	$1,354	$1,604	$846

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

	2011	2010
Deferred tax assets
Allowance for loan losses	$3,278	$3,270
Deferred directors’ fees	2,384	2,364
Employee benefit plans	158	122
Core deposit premium and acquisition expenses	800	694
Net unrealized losses on trading securities	364	400
Net unrecognized actuarial loss on pension plan	1,780	1,109
Life insurance death benefit payable	804	804
Alternative minimum tax	729	686
Other	260	219

Total deferred tax assets	10,557	9,668

Deferred tax liabilities
Prepaid pension cost	851	851
Premises and equipment	992	902
Accretion on securities	34	36
Core deposit premium and acquisition expenses	1,102	1,000
Net unrealized gains on available-for-sale securities	4,564	847
Other	937	518

Total deferred tax liabilities	8,480	4,154

Net deferred tax assets	$2,077	$5,514

The Corporation and its subsidiaries are subject to U.S. federal income tax. The Corporation is no longer subject to examination by taxing authorities for years before 2008. There are no material uncertain tax positions requiring recognition in the Corporation’s consolidated financial statements. The Corporation does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense. The Corporation does not have any amounts accrued for interest and penalties at December 31, 2011 and 2010 and is not aware of any claims for such amounts by federal income tax authorities.

Included in other comprehensive income for 2011 and 2010 are the changes in unrealized losses of $1,719 and unrealized losses of $226, respectively, related to auction rate money market securities and preferred stock. For federal income tax purposes, these securities are considered equity investments for which no federal deferred income taxes are expected or recorded.

NOTE 13 – OFF-BALANCE-SHEET ACTIVITIES

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

	Contract Amount
	2011	2010
Unfunded commitments under lines of credit	$102,822	$110,201
Commercial and standby letters of credit	4,461	4,881
Commitments to grant loans	21,806	13,382

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

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

The Corporation’s exposure to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit could be up to the contractual notional amount of those instruments. The Corporation uses the same credit policies in deciding to make these commitments as it does for extending loans to customers. No significant losses are anticipated as a result of these commitments.

NOTE 14 – ON-BALANCE SHEET ACTIVITIES

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

Outstanding derivative loan commitments expose the Corporation to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of undesignated interest rate lock commitments was $875 and $547 at December 31, 2011 and 2010, respectively.

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

The Corporation expects that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $4,080 and $1,729 at December 31, 2011 and 2010, respectively.

The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in the accompanying consolidated financial statements.

NOTE 15 – COMMITMENTS AND OTHER MATTERS

Banking regulations require the Bank to maintain cash reserve balances in currency or as deposits with the Federal Reserve Bank. At December 31, 2011 and 2010, the reserve balances amounted to $821 and $470, respectively.

Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2011, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current years retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2012, the amount available for dividends without regulatory approval was approximately $13,235.

NOTE 16 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Bank and the Federal Deposit Insurance Corporation (the “Regulators”). Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the Regulators that if undertaken, could have a material effect on the Corporation’s and Bank’s financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that include quantitative measures of their assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the Regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notifications from the Regulators categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that management believes has changed the Bank’s categories. The Corporation’s and the Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk weighted assets
Isabella Bank	$104,542	13.06%	$64,028	8.00%	$80,035	10.00%
Consolidated	115,172	14.17	65,009	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	94,508	11.81	32,014	4.00	48,021	6.00
Consolidated	104,987	12.92	32,505	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	94,508	7.44	50,808	4.00	63,510	5.00
Consolidated	104,987	8.18	51,317	4.00	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010
Total capital to risk weighted assets
Isabella Bank	$98,566	12.79%	$61,642	8.00%	$77,053	10.00%
Consolidated	108,978	13.97	62,423	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	88,901	11.54	30,821	4.00	46,232	6.00
Consolidated	99,192	12.71	31,212	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	88,901	7.62	46,653	4.00	58,316	5.00
Consolidated	99,192	8.42	47,116	4.00	N/A	N/A

NOTE 17 – BENEFIT PLANS

401(k) Plan

The Corporation has a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 50% of their compensation subject to certain limits based on federal tax laws. The Corporation makes a 3.0% safe harbor contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor contributions and are 0% vested through their first two years of employment and are 100% vested after 6 years of service for matching contributions. For 2011, 2010 and 2009, expenses attributable to the Plan were $652, $625, and $617, respectively.

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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on the Corporation’s consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2011	2010
Change in benefit obligation
Benefit obligation, January 1	$9,660	$8,897
Interest cost	507	531
Actuarial loss	1,750	679
Benefits paid, including plan expenses	(583)	(447)

Benefit obligation, December 31	11,334	9,660

Change in plan assets
Fair value of plan assets, January 1	8,900	8,355
Investment return	148	945
Contributions	138	47
Benefits paid, including plan expenses	(583)	(447)

Fair value of plan assets, December 31	8,603	8,900

Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(2,731)	$(760)

	2011	2010
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(760)	$(542)
Contributions	138	47
Net periodic cost for the year	(138)	(193)
Net change in unrecognized actuarial loss and prior service cost	(1,971)	(72)

Accrued pension benefit cost at December 31	$(2,731)	$(760)

Amounts recognized as a component of other comprehensive income (loss) consist of the following amounts during the years ended December 31:

	2011	2010	2009
Change in unrecognized pension cost	$(1,971)	$(72)	$374
Tax effect	671	25	(127)

Net	$(1,300)	$(47)	$247

The accumulated benefit obligation was $11,334 and $9,660 at December 31, 2011 and 2010, respectively.

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

Net periodic benefit cost	2011	2010	2009
Interest cost on projected benefit obligation	$507	$531	$504
Expected return on plan assets	(522)	(491)	(524)
Amortization of unrecognized actuarial net loss	153	153	169

Net periodic benefit cost	$138	$193	$149

Accumulated other comprehensive income (loss) at December 31, 2011 includes net unrecognized actuarial losses before income taxes of $5,233, of which $253 is expected to be amortized into benefit cost during 2012.

The actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

	2011	2010	2009
Discount rate	4.22%	5.36%	5.87%
Expected long-term rate of return	6.00%	6.00%	6.00%

The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

	2011	2010	2009
Discount rate	5.36%	6.10%	5.87%
Expected long-term return on plan assets	6.00%	6.00%	6.00%

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

The fair values of the Corporation’s pension plan assets by asset category were as follows as of December 31:

	2011		2010
Description	Total	(Level 2)	Total	(Level 2)
Asset Category
Short-term investments	$16	$16	$108	$108
Common collective trusts
Fixed income	4,357	4,357	4,470	4,470
Equity investments	4,230	4,230	4,322	4,322

	$8,603	$8,603	$8,900	$8,900

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2011 and 2010:

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

The Corporation anticipates contributions of $135 to the plan in 2012.

Estimated future benefit payments are as follows for the next ten years:

Year	Amount
2012	$416
2013	415
2014	508
2015	554
2016	559
Years 2017 - 2021	3,155

The components of projected net periodic benefit cost are as follows for the year ended December 31:

2012
Interest cost on projected benefit obligation	$470
Expected return on plan assets	(508)
Amortization of unrecognized actuarial net loss	291

Net periodic benefit cost	$253

Equity Compensation Plan

Pursuant to the terms of the Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (the “Directors Plan”), directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees into the Directors Plan. The fees are converted on a quarterly basis into the shares of the Corporation’s common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. The Corporation may also purchase shares of common stock on the open market to meet its obligations under the Directors Plan.

The Corporation maintains a Rabbi Trust to fund the Directors Plan. A Rabbi Trust is an irrevocable grantor trust to which the Corporation may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although the Corporation may not reach the assets of the Rabbi Trust (“Trust”) for any purpose other than meeting its obligations under the Directors Plan, the assets of the Trust remain subject to the claims of the Corporation’s creditors and are included in the consolidated financial statements. The Corporation may contribute cash or common stock to the Trust from time to time for the sole purpose of funding the Directors Plan. The Trust will use any cash that the Corporation contributed to purchase shares of the Corporation’s common stock on the open market through the Corporation’s brokerage services department.

The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2011		2010
	Eligible Shares	Fair Value	Eligible Shares	Fair Value

Unissued	201,438	$4,774	191,977	$3,321
Shares held in Rabbi Trust	16,585	393	32,686	565

Total	218,023	$5,167	224,663	$3,886

Other Employee Benefit Plans

The Corporation maintains two nonqualified supplementary employee retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2011, 2010, and 2009 were $444, $363, and $343, respectively, and are being recognized over the participants’ expected years of service.

The Corporation maintains a non-leveraged employee stock ownership plan (“ESOP”) and a profit sharing plan which was frozen to new participants on December 31, 2006. Contributions to the plans are discretionary and are approved by the Board of Directors and recorded as compensation expense. During 2009, the Board of Directors approved a contribution of $50 to the ESOP. The Corporation made no contributions in 2010 or 2011. Compensation cost related to the plans for 2011, 2010, and 2009 were $20, $0, and $50, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2011, 2010, and 2009 were 246,404, 246,419, and 271,421, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years.

The Corporation maintains a self-funded medical plan under which the Corporation is responsible for the first $50 per year of claims made by a covered family. Medical claims are subject to a lifetime maximum of $5,000 per covered individual. Expenses are accrued based on estimates of the aggregate liability for claims incurred and the Corporation’s experience. Expenses were $2,045 in 2011, $2,101 in 2010 and $2,155 in 2009.

The Corporation maintains the Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan (the “Dividend Reinvestment Plan”). The dividend reinvestment feature of the Dividend Reinvestment Plan allows shareholders to purchase previously unissued Isabella Bank Corporation common shares using dividends paid on shares held in the plan. The employee stock purchase feature of the Dividend Reinvestment Plan allows employees and directors to purchase Isabella Bank Corporation common stock through payroll deduction. The shareholder stock purchase feature of the Dividend Reinvestment Plan enables existing shareholders to purchase additional shares of the Corporation’s stock directly from the Corporation. The number of shares reserved for issuance under these plans were 885,000, with 197,719 shares unissued at December 31, 2011. During 2011, 2010 and 2009, 115,359, 124,904, and 126,874 shares were issued for $2,192, $2,203, and $2,396, respectively, in cash pursuant to these plans.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income as well as unrealized gains and losses, net of tax, on available-for-sale investment securities owned and changes in the funded status of the Corporation’s defined benefit pension plan, which are excluded from net income. Unrealized investment securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the accompanying consolidated statements of comprehensive income for each of the years ended December 31, 2011, 2010, and 2009.

The following is a summary of the components comprising the balance of accumulated other comprehensive income (loss) reported on the consolidated balance sheets as of December 31 (presented net of tax):

	2011	2010
Unrealized gains on available-for-sale investment securities	$5,942	$444
Unrecognized pension costs	(3,453)	(2,153)

Accumulated other comprehensive income (loss)	$2,489	$(1,709)

NOTE 19 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Corporation grants loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity during the years ended December 31 consisted of the following:

	2011	2010
Balance, beginning of year	$4,347	$4,142
New loans	1,800	3,038
Repayments	(2,419)	(2,833)

Balance, ending of year	$3,728	$4,347

Total deposits of these principal officers and directors and their affiliates amounted to $7,664 and $11,556 at December 31, 2011 and 2010, respectively. In addition, Isabella Bank Corporation’s Employee Stock Ownership Plan held deposits with the Bank aggregating $275 and $254, respectively, at December 31, 2011 and 2010.

NOTE 20 – FAIR VALUE

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows as of December 31:

	2011		2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

ASSETS
Cash and demand deposits duefrom banks	$28,590	$28,590	$18,109	$18,109
Certicates of deposit held in other financial institutions	8,977	8,924	15,908	15,808
Mortgage loans available-for-sale	3,252	3,205	1,182	1,182
Net loans	756,802	737,916	734,634	722,931
Accrued interest receivable	5,848	5,848	5,456	5,456
Equity securities without readily determinable fair values	17,189	17,189	17,564	17,564
Originated mortgage servicing rights	2,374	2,374	2,673	2,667
LIABILITIES
Deposits without stated maturities	476,627	476,627	424,978	424,978
Deposits with stated maturities	499,644	481,537	454,332	452,361
Borrowed funds	222,538	210,894	190,180	184,494
Accrued interest payable	967	967	1,003	1,003

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2011				2010
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$4,710	$—	4,710	$—	$5,837	$5,837	$—
Available-for-sale investment securities
Government-sponsored enterprises	397	—	397	—	5,404	5,404	—
States and political subdivisions	174,938	—	174,938	—	169,717	169,717	—
Auction rate money market preferred	2,049	—	2,049	—	2,865	—	2,865
Preferred stock	5,033	5,033	—	—	6,936	—	6,936
Mortgage-backed	143,602	—	143,602	—	102,215	102,215	—
Collateralized mortgage obligations	99,101	—	99,101	—	43,587	43,587	—

Total available-for-sale investment securities	425,120	5,033	420,087	—	330,724	320,923	9,801
Borrowed funds	5,242	—	5,242	—	10,423	10,423	—
Nonrecurring items
Impaired loans	25,250		—	25,250	12,048	—	12,048
Originated mortgage servicing rights	2,374	—	2,374	—	2,667	2,667	—
Foreclosed assets	1,876	—	1,876	—	2,067	2,067	—

	$464,572	$5,033	$434,289	$25,250	$363,766	$341,917	$21,849

Percent of assets and liabilities measured at fair value		1.08%	93.48%	5.44%		93.99%	6.01%

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

Investment securities: Investment securities are recorded at fair value on a recurring basis. Level 1 fair value measurement is based upon quoted prices for identical instruments. Level 2 fair value measurement is based upon quoted prices for similar instruments. If quoted prices are not available, fair values are measured using independent pricing models or other model based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. Level 2 securities include bonds issued by government sponsored enterprises, states and political subdivisions, mortgage-backed securities, collateralized mortgage obligations issued by government sponsored enterprises, and auction rate money market preferred securities. The values for Level 1 and Level 2 investment securities are generally obtained from an independent third party. On a quarterly basis, management compares the values provided to alternative pricing sources.

Securities classified as Level 3 in 2010 included securities in less liquid markets and included auction rate money market preferred securities and preferred stocks. Due to the limited trading of these securities during 2010, the Corporation utilized a discounted cash flow analysis to determine fair values on December 31, 2010. This analysis considered the creditworthiness of the counterparty, the timing of expected future cash flows, the current volume of trading activity, and recent trade prices. The discount rates used were determined by using the interest rates of similarly rated financial institution debt based on the weighted average of a range of terms for corporate bond interest rates, which were obtained from published sources and ranged from 3.90% to 6.90% as of December 31, 2010. During 2011, the markets for these securities have normalized and established regular trading patterns. As a result of this normalization, the Corporation measured preferred stocks with fair values of $5,033 utilizing Level 1 inputs and auction rate money market preferred securities with fair values of $2,049 utilizing Level 2 inputs based on the trade price of similar securities as of December 31, 2011.

The table below represents the activity in auction rate money market preferred available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the years ended December 31:

	2011	2010
Level 3 inputs—January 1	$2,865	$2,973
Transfer to Level 2 inputs	(2,049)	—
Net unrealized losses on available-for-sale investment securities	(816)	(108)

Level 3 inputs—December 31	$—	$2,865

The table below represents the activity in preferred stock available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the years ended December 31:

	2011	2010
Level 3 inputs—January 1	$6,936	$7,054
Calls	(1,000)	—
Transfer to Level 1 inputs	(5,033)	—
Net unrealized losses on available-for-sale investment securities	(903)	(118)

Level 3 inputs—December 31	$—	$6,936

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

The Corporation reviews the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, management utilizes independent appraisals, broker price opinions, or internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. The Corporation uses these valuations to determine if any charge offs or specific reserves are necessary. The Corporation may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.

Impaired loans where an allowance is established based on the net realizable value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, the Corporation records the loan as nonrecurring Level 2. When a current appraised value is not available or management determines the fair value of collateral is further impaired below the appraised value, the Corporation records the impaired loans as nonrecurring Level 3.

Accrued interest: The carrying amounts of accrued interest approximate fair value.

Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Goodwill is typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of goodwill is more likely than not to be impaired, management performs a cash flow valuation to determine the extent of the potential impairment. Acquisition intangibles are tested for impairment with a cash flow valuation. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. For the years ended December 31, 2011 and 2010, there were no impairments recorded on goodwill and other acquisition intangibles.

Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis, or more frequently if an indication of impairment exists, by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. For the years ended December 31, 2011 and 2010, there were no impairments recorded on equity securities without readily determinable fair values.

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

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in 2011 and 2010, are summarized as follows:

	Year Ended December 31
	2011			2010
Description	Trading Gains and (Losses)	Other Gains and (Losses)	Total	Trading Gains and (Losses)	Other Gains and (Losses)	Total

Recurring items
Trading securities	$(78)	$—	$(78)	$(94)	$—	$(94)
Borrowed funds	—	181	181	—	227	227
Nonrecurring items
Foreclosed assets	—	(82)	(82)	—	(180)	(180)
Originated mortgage servicing rights	—	(243)	(243)	—	1	1

Total	$(78)	$(144)	$(222)	$(94)	$48	$(46)

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the years ended December 31:

	2011	2010
Borrowings carried at fair value - beginning of year	$10,423	$17,804
Paydowns and maturities	(5,000)	(7,154)
Net change in fair value	(181)	(227)

Borrowings carried at fair value - December 31	$5,242	$10,423

Unpaid principal balance - December 31	$5,000	$10,000

NOTE 21 – PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed Balance Sheets	December 31
	2011	2010
ASSETS
Cash on deposit at subsidiary Bank	$1,474	$301
Securities available for sale	3,567	1,929
Investments in subsidiaries	106,463	94,668
Premises and equipment	1,916	1,952
Other assets	52,060	53,481

TOTAL ASSETS	$165,480	$152,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$10,697	$7,170
Shareholders’ equity	154,783	145,161

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$165,480	$152,331

Condensed Statements of Income	Year Ended December 31
	2011	2010	2009
Income
Dividends from subsidiaries	$6,500	$6,250	$6,100
Interest income	128	72	77
Management fee and other	1,201	1,340	993

Total income	7,829	7,662	7,170
Expenses
Salaries and benefits	2,267	2,286	2,112
Occupancy and equipment	370	356	430
Audit and SOX compliance fees	378	476	291
Other	1,089	932	1,074

Total expenses	4,104	4,050	3,907

Income before income tax benefit and equity in undistributed earnings of subsidiaries	3,725	3,612	3,263
Federal income tax benefit	958	896	976

	4,683	4,508	4,239
Undistributed earnings of subsidiaries	5,527	4,537	3,561

Net income	$10,210	$9,045	$7,800

Condensed Statements of Cash Flows	Year Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income	$10,210	$9,045	$7,800
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(5,527)	(4,537)	(3,561)
Share-based payment awards	615	650	677
Depreciation	123	147	163
Net amortization of investment securities	7	5	6
Deferred income tax benefit	(48)	(172)	(570)
Changes in operating assets and liabilities which provided (used) cash
Other assets	167	298	(748)
Accrued interest and other liabilities	757	1,883	517

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,304	7,319	4,284
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	585	110	110
Purchases	(3,000)	—	—
(Purchases) sales of equipment and premises	(87)	247	(466)
Advances to subsidiaries	—	(250)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(2,502)	107	(356)
FINANCING ACTIVITIES
Net increase (decrease) in other borrowed funds	2,772	(1,550)	700
Cash dividends paid on common stock	(5,770)	(5,421)	(5,256)
Proceeds from the issuance of common stock	2,302	2,208	2,479
Common stock repurchased	(1,507)	(2,020)	(2,056)
Common stock purchased for deferred compensation obligations	(426)	(514)	(767)

NET CASH USED IN FINANCING ACTIVITIES	(2,629)	(7,297)	(4,900)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,173	129	(972)
Cash and cash equivelants at beginning of year	301	172	1,144

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,474	$301	$172

NOTE 22 - OPERATING SEGMENTS

The Corporation’s reportable segments are based on legal entities that account for at least 10 percent of net operating results. Retail banking operations for 2011, 2010, and 2009 represent approximately 90% or greater of the Corporation’s total assets and operating results. As such, no additional segment information is presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures as of December 31, 2011, are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic filings under the Exchange Act.

Changes in Internal Control

The Corporation also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. Based on this evaluation, management has concluded that there have been no such changes during the quarter ended December 31, 2011.

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

Based upon these criteria, we believe that, as of December 31, 2011, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson, P.C., has audited our 2011 consolidated financial statements. Rehmann Robson, P.C. was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann Robson, P.C. has issued an unqualified audit opinion on our 2011 consolidated financial statements as a result of the audit which also includes Rehmann Robson, P.C.’s attestation report on the effectiveness of the Corporation’s internal control.

Isabella Bank Corporation

By:
//s// Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)
February 29, 2012

//s// Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)
February 29, 2012

Item 9 B. Other Information

None

Part III

Item 10. Directors and Executive Officers and Corporate Governance

For information concerning directors and certain executive officers of the Corporation, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2012 (“Proxy Statement”) which is incorporated herein by reference.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2011, with respect to compensation plans under which common shares of the Corporation are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by
Shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	218,023	(1	)(2)	(1	)(2)

Total	218,023

(1)

Pursuant to the terms of the Deferred Compensation Plan for Directors (“Directors Plan”), directors of the Corporation and its subsidiaries are required to defer at least 25% of their earned board fees into the Directors Plan. Deferred fees are converted on a quarterly basis into stock units of the Corporation’s common stock. The fees are converted on a quarterly basis into shares of the Corporation’s common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. As of December 31, 2011, the Directors Plan had 218,023 shares eligible to be issued under the Directors Plan.

(2) The Rabbi Trust holds 16,585 shares for the benefit of participants pursuant to the Directors Plan. Accordingly, such shares are not included in the number of securities issuable in column (A)  or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

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

3.	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

3(a)	Amended Articles of Incorporation (1)

3(b)	Amendment to the Articles of Incorporation (2)

3(c)	Amendment to the Articles of Incorporation (3)

3(d)	Amendment to the Articles of Incorporation (4)

3(e)	Amendment to the Articles of Incorporation (8)

3(f)	Amended Bylaws (6)

3(g)	Amendment to Bylaws (7)

3(h)	Amendment to Bylaws (10)

3(i)	Amendment to Bylaws (11)

10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (9)*

10(b)	Isabella Bank Corporation Plan Death Benefit (9)*

10(c)	Isabella Bank Corporation Retirement Bonus Plan (9)*

14	Code of Business Conduct and Ethics (5)

21	Subsidiaries of the Registrant

23	Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm

31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**

101.SCH	XBRL Interactive Data File**

101.CAL	XBRL Interactive Data File**

101.LAB	XBRL Interactive Data File**

101.PRE	XBRL Interactive Data File**

101.DEF	XBRL Interactive Data File**

**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities act of 1933 and Section 18 of the Securities Exchange Act of 1934

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 25, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.

*	Management Contract or Compensatory Plan or Arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISABELLA BANK CORPORATION

(Registrant)

by:	/s/ Richard J. Barz	Date:	February 29, 2012
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner Dennis P. Angner	President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	February 29, 2012

/s/ Jeffrey J. Barnes Jeffrey Barnes	Director	February 29, 2012

/s/ Richard J. Barz Richard J. Barz	Chief Executive Officer and Director	February 29, 2012

/s/ Sandra L. Caul Sandra L. Caul	Director	February 29, 2012

/s/ James C. Fabiano James C. Fabiano	Director	February 29, 2012

/s/ G. Charles Hubscher G. Charles Hubscher	Director	February 29, 2012

/s/ Thomas Kleinhardt Thomas Kleinhardt	Director	February 29, 2012

/s/ Joseph LaFramboise Joseph LaFramboise	Director	February 29, 2012

/s/ David J. Maness David J. Maness	Director	February 29, 2012

/s/ W. Joseph Manifold W. Joseph Manifold	Director	February 29, 2012

/s/ W. Michael McGuire W. Michael McGuire	Director	February 29, 2012

/s/ Dale D. Weburg Dale Weburg	Director	February 29, 2012

Isabella Bank Corporation

FORM 10-K

Index to Exhibits

Exhibit Number	Exhibit	Form 10-K Page Number

21	Subsidiaries of the Registrant	103

23	Consent of Rehmann Robson, P.C. Independent Registered Public Accounting Firm	104

31 (a)	Certification pursuant to Rule 13a – 14(a) of the Chief Executive Officer	105

31 (b)	Certification pursuant to Rule 13a – 14(a) of the Chief Financial Officer	106

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	107