Form 10-Q
period 2012-03-31
ISABELLA BANK CORP
filed 2012-05-09
CIK 842517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

or

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

☒    Yes  ☐     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company”, in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock no par value, 7,600,622 as of April 24, 2012

ISABELLA BANK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2012	December 31 2011
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$17,793	$24,514
Interest bearing balances due from banks	3,951	4,076

Total cash and cash equivalents	21,744	28,590
Certificates of deposit held in other financial institutions	6,640	8,924
Trading securities	4,403	4,710
Available-for-sale securities (amortized cost of $461,071 in 2012 and $414,614 in 2011)	471,655	425,120
Mortgage loans available-for-sale	3,396	3,205
Loans
Agricultural	76,681	74,645
Commercial	361,325	365,714
Consumer	30,459	31,572
Residential real estate	274,667	278,360

Total loans	743,132	750,291
Less allowance for loan losses	12,375	12,375

Net loans	730,757	737,916
Premises and equipment	25,054	24,626
Corporate owned life insurance	22,246	22,075
Accrued interest receivable	6,044	5,848
Equity securities without readily determinable fair values	17,220	17,189
Goodwill and other intangible assets	46,726	46,792
Other assets	13,335	12,930

TOTAL ASSETS	$1,369,220	$1,337,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$122,862	$119,072
NOW accounts	170,701	163,653
Certificates of deposit under $100 and other savings	460,815	440,123
Certificates of deposit over $100	234,748	235,316

Total deposits	989,126	958,164
Borrowed funds ($0 in 2012 and $5,242 in 2011 at fair value)	214,493	216,136
Accrued interest payable and other liabilities	8,294	8,842

Total liabilities	1,211,913	1,183,142

Shareholders’ equity
Common stock — no par value
15,000,000 shares authorized; issued and outstanding 7,596,772 shares (including 16,686 shares held in a Rabbi Trust) in 2012 and 7,589,226 shares (including 16,585 shares held in the Rabbi Trust) in 2011	134,868	134,734
Shares to be issued for deferred compensation obligations	4,598	4,524
Retained earnings	14,755	13,036
Accumulated other comprehensive income	3,086	2,489

Total shareholders’ equity	157,307	154,783

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,369,220	$1,337,925

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income	—	—	—	2,316	1,358	3,674
Issuance of common stock	30,531	728	—	—	—	728
Common stock issued for deferred compensation obligations	12,037	215	(182)	—	—	33
Share based payment awards under equity compensation plan	—	—	180	—	—	180
Common stock purchased for deferred compensation obligations	—	(164)	—	—	—	(164)
Common stock repurchased pursuant to publicly announced repurchase plan	(31,739)	(577)	—	—	—	(577)
Cash dividends ($0.19 per share)	—	—	—	(1,434)	—	(1,434)

Balance, March 31, 2011	7,560,903	$133,794	$4,680	$9,478	$(351)	$147,601

Balance, January 1, 2012	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783
Comprehensive income	—	—	—	3,234	597	3,831
Issuance of common stock	25,998	609	—	—	—	609
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	95	(95)	—	—	—
Share based payment awards under equity compensation plan	—	—	169	—	—	169
Common stock purchased for deferred compensation obligations	—	(144)	—	—	—	(144)
Common stock repurchased pursuant to publicly announced repurchase plan	(18,452)	(426)	—	—	—	(426)
Cash dividends ($0.20 per share)	—	—	—	(1,515)	—	(1,515)

Balance, March 31, 2012	7,596,772	$134,868	$4,598	$14,755	$3,086	$157,307

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months Ended March 31
	2012	2011
Interest income
Loans, including fees	$10,940	$11,361
Investment securities
Taxable	1,889	1,513
Nontaxable	1,204	1,179
Trading account securities	42	51
Federal funds sold and other	129	134

Total interest income	14,204	14,238
Interest expense
Deposits	2,512	2,785
Borrowings	1,192	1,268

Total interest expense	3,704	4,053

Net interest income	10,500	10,185
Provision for loan losses	461	817

Net interest income after provision for loan losses	10,039	9,368

Noninterest income
Service charges and fees	1,629	1,476
Gain on sale of mortgage loans	379	129
Net loss on trading securities	(16)	(19)
Net gain on borrowings measured at fair value	33	80
Gain on sale of available-for-sale investment securities	1,003	—
Other	513	282

Total noninterest income	3,541	1,948

Noninterest expenses
Compensation and benefits	5,301	5,005
Occupancy	641	646
Furniture and equipment	1,090	1,106
Available-for-sale impairment loss
Total other-than-temporary impairment loss	486	—
Portion of loss reported in other comprehensive income	(204)	—

Net available-for-sale impairment loss	282	—

Other	2,259	1,830

Total noninterest expenses	9,573	8,587

Income before federal income tax expense	4,007	2,729
Federal income tax expense	773	413

NET INCOME	$3,234	$2,316

Earnings per share
Basic	$0.43	$0.31

Diluted	$0.41	$0.30

Cash dividends per basic share	$0.20	$0.19

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31
	2012	2011
Net income	$3,234	$2,316

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	799	1,753
Reclassification adjustment for net realized gains included in net income	(1,003)	—
Reclassification adjustment for impairment loss included in net income	282	—

Net unrealized gains	78	1,753
Tax effect	519	(395)

Other comprehensive income, net of tax	597	1,358

COMPREHENSIVE INCOME	$3,831	$3,674

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31
	2012	2011
OPERATING ACTIVITIES
Net income	$3,234	$2,316
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	461	817
Impairment of foreclosed assets	17	10
Depreciation	597	647
Amortization and impairment of originated mortgage servicing rights	121	89
Amortization of acquisition intangibles	66	76
Net amortization of available-for-sale securities	528	362
Available-for-sale security impairment loss	282	—
Gain on sale of available-for-sale securities	(1,003)	—
Net unrealized losses on trading securities	16	19
Net gain on sale of mortgage loans	(379)	(129)
Net unrealized gains on borrowings measured at fair value	(33)	(80)
Increase in cash value of corporate owned life insurance	(171)	(142)
Share-based payment awards under equity compensation plan	169	180
Origination of loans held for sale	(25,966)	(8,830)
Proceeds from loan sales	26,154	9,889
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	291	385
Accrued interest receivable	(196)	(802)
Other assets	(195)	(24)
Accrued interest payable and other liabilities	(548)	(323)

Net cash provided by operating activities	3,445	4,460

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	2,284	1,940
Activity in available-for-sale securities
Sales	24,241	—
Maturities and calls	19,789	15,597
Purchases	(90,294)	(45,442)
Loan principal collections and (originations), net	6,510	(4,315)
Proceeds from sales of foreclosed assets	328	302
Purchases of premises and equipment	(1,025)	(239)

Net cash used in investing activities	(38,167)	(32,157)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Three Months Ended March 31
	2012	2011
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	$30,962	$45,908
Decrease in other borrowed funds	(1,610)	(11,574)
Cash dividends paid on common stock	(1,515)	(1,434)
Proceeds from issuance of common stock	609	546
Common stock repurchased	(426)	(362)
Common stock purchased for deferred compensation obligations	(144)	(164)

Net cash provided by financing activities	27,876	32,920

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,846)	5,223
Cash and cash equivalents at beginning of period	28,590	18,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,744	$23,332

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$3,784	$4,025
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$188	$833
Common stock issued for deferred compensation obligations	—	182
Common stock repurchased from an associated Rabbi Trust	—	(215)

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation’s annual report for the year ended December 31, 2011.

The accounting policies are the same as those discussed in Note 1 to the Consolidated Financial Statements included in the Corporation’s annual report for the year ended December 31, 2011.

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

Earnings per common share have been computed based on the following:

	Three Months Ended March 31
	2012	2011
Average number of common shares outstanding for basic calculation	7,594,257	7,557,293
Average potential effect of shares in the Directors Plan (1)	199,882	193,128

Average number of common shares outstanding used to calculate diluted earnings per common share	7,794,139	7,750,421

Net income	$3,234	$2,316

Earnings per share
Basic	$0.43	$0.31

Diluted	$0.41	$0.30

(1)	Exclusive of shares held in the Rabbi Trust

NOTE 3 – RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES

ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements”

In April 2011, ASU No. 2011-03 amended ASC Topic 310, “Transfers and Servicing” to eliminate from the assessment of effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee’s default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not impact the Corporation’s consolidated financial statements.

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

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have a financial impact but increased the level of disclosures related to fair value measurements in the Corporation’s interim condensed consolidated financial statements in 2012.

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

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have an impact on Corporation’s consolidated financial statements as the Corporation has historically elected to present a separate statement of comprehensive income.

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at:

	March 31 2012	December 31 2011
States and political subdivisions	$4,403	$4,710

Included in the net trading losses of $16 during the first three months of 2012 were $13 of net unrealized trading losses on securities that were held in the Corporation’s trading portfolio as of March 31, 2012. Included in the net trading losses of $19 during the first three months of 2011 were $17 of net unrealized trading losses on securities that were held in the Corporation’s trading portfolio as of March 31, 2011.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of available-for-sale securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$2,450	$24	$—	$2,474
States and political subdivisions	169,341	7,893	348	176,886
Auction rate money market preferred	3,200	—	579	2,621
Preferred stocks	6,800	—	735	6,065
Mortgage-backed securities	154,643	1,976	180	156,439
Collateralized mortgage obligations	124,637	2,533	—	127,170

Total	$461,071	$12,426	$1,842	$471,655

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$395	$2	$—	$397
States and political subdivisions	166,832	8,157	51	174,938
Auction rate money market preferred	3,200	—	1,151	2,049
Preferred stocks	6,800	—	1,767	5,033
Mortgage-backed securities	140,842	2,807	47	143,602
Collateralized mortgage obligations	96,545	2,556	—	99,101

Total	$414,614	$13,522	$3,016	$425,120

The amortized cost and fair value of available-for-sale securities by contractual maturity at March 31, 2012 are as follows:

					Securities With Variable Monthly Payments or Continual Call Dates	Total

	Maturing
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
Government sponsored enterprises	$—	$—	$72	$2,378	$—	$2,450
States and political subdivisions	8,898	35,262	85,647	39,534	—	169,341
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	154,643	154,643
Collateralized mortgage obligations	—	—	—	—	124,637	124,637

Total amortized cost	$8,898	$35,262	$85,719	$41,912	$289,280	$461,071

Fair value	$8,928	$36,518	$91,022	$42,892	$292,295	$471,655

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

A summary of the activity related to sales of available-for-sale securities was as follows for the three month period ended March 31, 2012:

Proceeds from sales of securities	$24,241

Gross realized gains	$1,003

Applicable income tax expense	$341

There were no sales of available-for-sale securities in the first three months of 2011. The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to available-for-sale securities with gross unrealized losses at March 31, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	F air Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$348	$5,783	$—	$—	$348
Auction rate money market preferred	—	—	579	2,621	579
Preferred stocks	—	—	735	6,066	735
Mortgage-backed securities	180	34,854	—	—	180

Total	$528	$40,637	$1,314	$8,687	$1,842

Number of securities in an unrealized loss position:		21		6	27

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$51	$1,410	$—	$—	$51
Auction rate money market preferred	—	—	1,151	2,049	1,151
Preferred stocks	—	—	1,767	5,033	1,767
Mortgage-backed securities	47	24,291	—	—	47

Total	$98	$25,701	$2,918	$7,082	$3,016

Number of securities in an unrealized loss position:		6		6	12

As of March 31, 2012 and December 31, 2011, management conducted an analysis to determine whether all securities currently in an unrealized loss position should be considered other-than-temporarily-impaired (“OTTI”). Such analyses considered, among other factors, the following criteria:

•	Has the value of the investment declined more than what is deemed to be reasonable based on a risk and maturity adjusted discount rate?

•	Is the issuer’s investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Is it more likely than not that the Corporation will not have to sell the security before recovery of its cost basis?

•	Has the duration of the investment been extended?

As of March 31, 2012, the Corporation held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. Management has determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of the issuers of these securities are deemed to be below investment grade, management does not intend to sell the securities in an unrealized loss position, and it is more likely than not that the Corporation will not have to sell the securities before recovery of their cost basis.

During the three month period ended March 31, 2012, the Corporation had one state issued student loan auction rate available-for-sale investment security (which is included in states and political subdivisions) that was downgraded by Moody’s from A3 to Caa3. As a result of this downgrade, the Corporation engaged the services of an independent investment valuation firm to estimate the amount of credit losses (if any) related to this particular issue as of March 31, 2012. The evaluation calculated a range of estimated credit losses utilizing two different bifurcation methods: 1) Estimated Cash Flow Method and 2) Credit Yield Analysis Method. The two bifurcation methods were then weighted, with a higher weighting applied to the Estimated Cash Flow Method, to arrive at the estimated credit related impairment of $282 due to a decline in projected cash flows and credit rating downgrade.

A summary of key valuation assumptions used in the aforementioned analysis as of March 31, 2012, follows:

Discounted Cash Flow Method
Ratings
Fitch	Not Rated
Moody’s	Caa3
S&P	A
Seniority	Senior
Discount rate	LIBOR + 6.35%

Credit Yield Analysis Method
Credit discount rate	LIBOR + 4.00%
Average observed discounts based on closed transactions	14.00%

The total other-than-temporary impairment loss recognized in accumulated other comprehensive income as of March 31, 2012 was $204 related to the student loan auction rate security. A roll forward of credit related impairment recognized in earnings on available-for-sale securities in the three months ended March 31, 2012 was as follows:

January 1, 2012	$—
Additions to credit losses for which no previous OTTI was recognized	282

March 31, 2012	$282

There were no credit losses recognized in earnings or OTTI impairment losses recognized in accumulated other comprehensive income on available-for-sale securities in the three months ended March 31, 2011.

Based on the Corporation’s analysis using the above criteria, the fact that management has asserted that it does not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not the Corporation will not have to sell the securities before recovery of their cost basis, management does not believe that the values of any other securities are other-than-temporarily impaired as of as of March 31, 2012 or December 31, 2011.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES (ALLL)

The Corporation grants commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming and tourism, higher education, and general economic conditions of this region. Substantially all of the consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.

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

The accrual of interest on commercial, agricultural, and residential real estate loans is typically discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

The Corporation offers adjustable rate mortgages, fixed rate balloon mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to the Federal Home Loan Mortgage Corporation. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in the Corporation’s portfolio, held for future sale, or sold upon origination. Factors used in determining when to sell these mortgages include management’s judgment about the direction of interest rates, the Corporation’s need for fixed rate assets in the management of its interest rate sensitivity, and overall loan demand.

Lending policies generally limit the maximum loan-to-value ratio on residential real estate loans to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers and reviewed internally. All mortgage loan requests are reviewed by a mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of the Corporation’s Internal Loan Committee, Board of Directors, or the Board of Director’s Loan Committee.

Consumer loans include automobile loans, secured and unsecured personal loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when management believes the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL.

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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses Three Months Ended March 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged off	(449)	—	(115)	(91)	—	(655)
Recoveries	86	—	41	67	—	194
Provision for loan losses	(193)	(144)	796	16	(14)	461

March 31, 2012	$5,728	$859	$3,702	$625	$1,461	$12,375

	Allowance for Loan Losses and Recorded Investment in Loans As of March 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$2,232	$531	$1,287	$—	$—	$4,050
Collectively evaluated for impairment	3,496	328	2,415	625	1,461	8,325

Total	$5,728	$859	$3,702	$625	$1,461	$12,375

Loans
Individually evaluated for impairment	$17,350	$3,095	$8,214	$95		$28,754
Collectively evaluated for impairment	343,975	73,586	266,453	30,364		714,378

Total	$361,325	$76,681	$274,667	$30,459		$743,132

	Allowance for Loan Losses Three Months Ended March 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(655)	—	(323)	(145)	—	(1,123)
Recoveries	137	—	74	103	—	314
Provision for loan losses	716	(257)	473	59	(174)	817

March 31, 2011	$6,246	$776	$3,422	$622	$1,315	$12,381

	Allowance for Loan Losses and Recorded Investment in Loans As of December 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$2,152	$822	$1,146	$—	$—	$4,120
Collectively evaluated for impairment	4,132	181	1,834	633	1,475	8,255

Total	$6,284	$1,003	$2,980	$633	$1,475	$12,375

Loans
Individually evaluated for impairment	$14,097	$3,384	$7,664	$105		$25,250
Collectively evaluated for impairment	351,617	71,261	270,696	31,467		725,041

Total	$365,714	$74,645	$278,360	$31,572		$750,291

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	March 31, 2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$9,938	$16,472	$26,410	$2,465	$1,739	$4,204
3 - High satisfactory	95,563	26,385	121,948	14,972	5,569	20,541
4 - Low satisfactory	114,175	53,308	167,483	24,918	17,678	42,596
5 - Special mention	15,318	2,136	17,454	1,763	1,200	2,963
6 - Substandard	19,692	3,717	23,409	1,874	4,027	5,901
7 - Vulnerable	1,802	101	1,903	—	—	—
8 - Doubtful	2,681	37	2,718	190	286	476

Total	$259,169	$102,156	$361,325	$46,182	$30,499	$76,681

	December 31, 2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$11,113	$11,013	$22,126	$3,583	$1,390	$4,973
3 - High satisfactory	90,064	29,972	120,036	11,154	5,186	16,340
4 - Low satisfactory	118,611	57,572	176,183	24,253	15,750	40,003
5 - Special mention	15,482	4,200	19,682	3,863	2,907	6,770
6 - Substandard	19,017	4,819	23,836	1,640	4,314	5,954
7 - Vulnerable	187	—	187	—	—	—
8 - Doubtful	3,621	43	3,664	190	415	605

Total	$258,095	$107,619	$365,714	$44,683	$29,962	$74,645

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

Credit constitutes an undue and unwarranted credit risk but not to the point of justifying a classification of substandard. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances surrounding a specific loan:

•	Downward trend in sales, profit levels, and margins.

•	Impaired working capital position.

•	Cash flow is strained in order to meet debt repayment.

•	Loan delinquency (30-60 days) and overdrafts may occur.

•	Shrinking equity cushion.

•	Diminishing primary source of repayment and questionable secondary source.

•	Management abilities are questionable.

•	Weak industry conditions.

•	Litigation pending against the borrower.

•	Collateral or guaranty offers limited protection.

•	Negative debt service coverage, however the credit is well collateralized and payments are current.

6.	SUBSTANDARD – Classified

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

The Corporation’s primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the Corporation’s past due and current loans as of:

	March 31, 2012
	Accruing Interest and Past Due:			Total Past Due and Nonaccrual
	30-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,350	$189	$4,661	$6,200	$252,969	$259,169
Commercial other	448	—	101	549	101,607	102,156

Total commercial	1,798	189	4,762	6,749	354,576	361,325

Agricultural
Agricultural real estate	302	99	189	590	45,592	46,182
Agricultural other	186	—	286	472	30,027	30,499

Total agricultural	488	99	475	1,062	75,619	76,681

Residential real estate
Senior liens	2,538	35	1,130	3,703	212,442	216,145
Junior liens	103	38	85	226	19,557	19,783
Home equity lines of credit	133	—	199	332	38,407	38,739

Total residential real estate	2,774	73	1,414	4,261	270,406	274,667

Consumer
Secured	76	—	—	76	25,345	25,421
Unsecured	22	—	—	22	5,016	5,038

Total consumer	98	—	—	98	30,361	30,459

Total	$5,158	$361	$6,651	$12,170	$730,962	$743,132

	December 31, 2011
	Accruing Interest and Past Due:			Total Past Due and Nonaccrual
	30-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,721	$364	$4,176	$6,261	$251,834	$258,095
Commercial other	426	3	25	454	107,165	107,619

Total commercial	2,147	367	4,201	6,715	358,999	365,714

Agricultural
Agricultural real estate	—	99	189	288	44,395	44,683
Agricultural other	2	—	415	417	29,545	29,962

Total agricultural	2	99	604	705	73,940	74,645

Residential real estate
Senior liens	3,004	124	1,292	4,420	213,181	217,601
Junior liens	235	40	94	369	20,877	21,246
Home equity lines of credit	185	125	198	508	39,005	39,513

Total residential real estate	3,424	289	1,584	5,297	273,063	278,360

Consumer
Secured	158	5	—	163	26,011	26,174
Unsecured	23	—	—	23	5,375	5,398

Total consumer	181	5	—	186	31,386	31,572

Total	$5,754	$760	$6,389	$12,903	$737,388	$750,291

Impaired Loans

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a chargeoff of its principal balance (in whole or in part);

2.	The loan has been classified as a Troubled Debt Restructuring (TDR); or

3.	The loan is in nonaccrual status.

Impairment is measured on a loan by loan basis for commercial, commercial real estate, agricultural, or agricultural real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Interest income is recognized on impaired loans in nonaccrual status on the cash basis, but only after all principal has been collected. For impaired loans not in nonaccrual status, interest income is recognized daily as earned according to the terms of the loan agreement.

The following is a summary of information pertaining to impaired loans as of:

	March 31, 2012			December 31, 2011
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,759	$6,969	$1,941	$5,014	$5,142	$1,881
Commercial other	714	714	291	734	734	271
Agricultural other	2,243	2,243	531	2,689	2,689	822
Residential real estate senior liens	7,830	9,165	1,253	7,271	8,827	1,111
Residential real estate junior liens	185	251	34	195	260	35

Total impaired loans with a valuation allowance	$17,731	$19,342	$4,050	$15,903	$17,652	$4,120

Impaired loans without a valuation allowance
Commercial real estate	$7,632	$10,521		$7,984	$10,570
Commercial other	2,245	2,339		365	460
Agricultural real estate	190	190		190	190
Agricultural other	662	782		505	625
Home equity lines of credit	199	499		198	498
Consumer secured	95	104		105	114

Total impaired loans without a valuation allowance	$11,023	$14,435		$9,347	$12,457

Impaired loans
Commercial	$17,350	$20,543	$2,232	$14,097	$16,906	$2,152
Agricultural	3,095	3,215	531	3,384	3,504	822
Residential real estate	8,214	9,915	1,287	7,664	9,585	1,146
Consumer	95	104	—	105	114	—

Total impaired loans	$28,754	$33,777	$4,050	$25,250	$30,109	$4,120

	Three Months Ended
	March 31, 2012		March 31, 2011
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,887	$98	$2,091	$24
Commercial other	724	12	9	—
Agricultural other	2,466	37	2,196	33
Residential real estate senior liens	7,550	83	4,427	36
Residential real estate junior liens	190	2	170	1

Total impaired loans with a valuation allowance	$16,817	$232	$8,893	$94

Impaired loans without a valuation allowance
Commercial real estate	$7,808	$67	$2,676	$33
Commercial other	1,305	31	981	60
Agricultural real estate	190	—	95	—
Agricultural other	584	4	—	—
Residential real estate senior liens	1	—	537	6
Home equity lines of credit	199	4	1	—
Consumer secured	100	2	47	2

Total impaired loans without a valuation allowance	$10,187	$108	$4,337	$101

Impaired loans
Commercial	$15,724	$208	$5,757	$117
Agricultural	3,240	41	2,291	33
Residential real estate	7,940	89	5,135	43
Consumer	100	2	47	2

Total impaired loans	$27,004	$340	$13,230	$195

The Corporation had pledged to advance $359 in connection with impaired loans, which include TDR’s, as of March 31, 2012.

Troubled Debt Restructurings

Loan modifications are considered to be TDR’s when a concession has been granted to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDR’s for the three month period ended March 31, 2012:

	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial other	21	$4,586	$4,586
Agricultural other	6	561	561
Residential real estate senior liens	5	721	721

Total	32	$5,868	$5,868

The following tables summarize concessions granted by the Corporation to borrowers in financial difficulties in the three month period ended March 31, 2012:

	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial other	21	$4,586	—	$—
Agricultural other	6	561	—	—
Residential real estate senior liens	—	—	5	721

Total	27	$5,147	5	$721

The Corporation did not restructure any loans through the forbearance of principal or accrued interest in the three month period ended March 31, 2012.

Based on the Corporation’s historical loss experience, losses associated with TDR’s are not significantly different than other impaired loans within the same loan segment. As such, TDR’s, including TDR’s that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

The following is a summary of loans that defaulted in the first three months of 2012, which were modified within 12 months prior to the default date.

	Number of Loans	Pre- Default Recorded Investment	Charge Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	1	$82	$42	$40
Residential real estate senior liens	1	47	43	4

Total	2	$129	$85	$44

The Corporation had no loans that defaulted during the first three months of 2011, which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	March 31 2012	December 31 2011
Troubled debt restructurings	$23,102	$18,756

NOTE 7 – EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.

Equity securities without readily determinable fair values consist of the following as of:

	March 31 2012	December 31 2011
Federal Home Loan Bank Stock	$7,380	$7,380
Investment in Corporate Settlement Solutions	6,642	6,611
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	319	319

Total	$17,220	$17,189

NOTE 8 – BORROWED FUNDS

Borrowed funds consist of the following obligations as of:

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$142,000	2.61%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	55,791	0.20%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,702	3.51%	16,696	3.51%

Total	$214,493	2.05%	$216,136	2.42%

The Federal Home Loan Bank (FHLB) advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by FHLB stock owned by the Corporation. The Corporation had the ability to borrow up to an additional $121,701 based on assets currently pledged as collateral as of March 31, 2012. During the first quarter of 2012, management reduced funding costs by modifying the terms of $60,000 of FHLB advances.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	March 31 2012		December 31 2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$7,000	4.31%	$17,000	2.97%
One year putable advances due 2012	15,000	4.10%	15,000	4.10%
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	—	—	25,000	3.16%
Fixed rate advances due 2015	30,000	1.32%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—

Total	$142,000	2.61%	$142,242	3.16%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $108,202 and $99,869 at March 31, 2012 and December 31, 2011, respectively. Such securities remain under the control of the Corporation. The Corporation may be required to provide additional collateral based on the fair value of underlying securities.

The following table provides a summary of short term borrowings for the three month periods ended March 31:

	2012			2011
	Maximum Month-End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period	Maximum Month-End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$56,923	$56,172	0.23%	$41,406	$41,036	0.25%
Federal funds purchased	—	71	0.48%	3,600	1,206	0.50%

The Corporation had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family residential real estate loans in the following amounts at:

	March 31 2012	December 31 2011
Pledged to secure borrowed funds	$322,370	$292,092
Pledged to secure repurchase agreements	108,202	99,869
Pledged for public deposits and for other purposes necessary or required by law	25,302	26,761

Total	$455,874	$418,722

The Corporation had no investment securities that are restricted to be pledged for specific purposes.

NOTE 9 – OTHER NONINTEREST EXPENSES

A summary of expenses included in other noninterest expenses are as follows for the three month periods ended March 31:

	2012	2011
Marketing and community relations	494	223
FDIC insurance premiums	215	334
Directors fees	210	211
Audit and SOX compliance fees	176	156
Education and travel	127	105
Consulting fees	187	33
Printing and supplies	109	100
Postage and freight	101	100
Foreclosed asset and collection	97	100
Amortization of deposit premium	66	76
Legal fees	62	62
All other	415	330

Total	$2,259	$1,830

NOTE 10 – FEDERAL INCOME TAXES

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three month periods ended March 31:

	2012	2011
Income taxes at 34% statutory rate	$1,362	$928
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(391)	(383)
Earnings on corporate owned life insurance	(58)	(48)
Other	(151)	(94)

Total effect of nontaxable income	(600)	(525)
Effect of nondeductible expenses	11	10

Federal income tax expense	$773	$413

Included in other comprehensive income for the three month periods ended March 31, 2012 and 2011 are changes in unrealized holding gains, related to auction rate money market preferreds and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of other comprehensive income (loss) follows for the three month periods ended March 31:

	2012
	Auction Rate Money Market Preferreds and Preferred Stocks	All Other Available-for-Sale Securities	Total
Unrealized gains (losses) arising during the period	$1,604	$(805)	$799
Reclassification adjustment for net realized gains included in net income	—	(1,003)	(1,003)
Reclassification adjustment for impairment loss included in net income	—	282	282

Net unrealized gains (losses)	1,604	(1,526)	78
Tax effect	—	519	519

Other comprehensive income (loss), net of tax	$1,604	$(1,007)	$597

	2011
	Auction Rate Money Market Preferreds and Preferred Stocks	All Other Available-for-Sale Securities	Total
Unrealized gains arising during the period	$595	$1,158	$1,753
Reclassification adjustment for net realized gains included in net income	—	—	—
Reclassification adjustment for impairment loss included in net income	—	—	—

Net unrealized gains	595	1,158	1,753
Tax effect	—	(395)	(395)

Other comprehensive income, net of tax	$595	$763	$1,358

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Corporation has a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. The Corporation made a $135 contribution to the pension plan during the three month period ended March 31, 2012 and made no contributions to the plan in the three month period ended March 31, 2011. The Corporation does not anticipate any further contributions during 2012.

Following are the components of net periodic benefit cost for the three month period ended March 31:

	2012	2011
Interest cost on projected benefit obligation	$118	$127
Expected return on plan assets	(127)	(131)
Amortization of unrecognized actuarial net loss	73	38

Net periodic benefit cost	$64	$34

NOTE 12 – FAIR VALUE

Following is a description of the valuation methodologies, key inputs, and an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.

Cash and demand deposits due from banks: The carrying amounts of cash and short term investments, including Federal funds sold, approximate fair values. As such, the Corporation classifies cash and demand deposits due from banks as Level 1.

Certificates of deposit held in other financial institutions: Interest bearing balances held in unaffiliated financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics. As such, the Corporation classifies certificates of deposits held in other financial institutions as Level 2.

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

Due to the limited trading activity of certain auction rate money market preferred securities and preferred stocks the Corporation measured these securities using Level 3 inputs as of March 31, 2011. As the markets for these securities normalized and established regular trading patterns, the Corporation measured preferred stocks with fair values of $5,033 utilizing Level 1 inputs and auction rate money market preferred securities with fair values of $2,049 utilizing Level 2 inputs as of December 31, 2011 and continued to measure at these levels as of March 31, 2012.

The table below represents the activity in auction rate money market preferred available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the three months ended March 31, 2011:

Level 3 inputs - January 1	$2,865
Net unrealized losses on available-for-sale investment securities	(62)

Level 3 inputs - March 31	$2,803

The table below represents the activity in preferred stock available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the three months ended March 31, 2011:

Level 3 inputs - January 1	$6,936
Net unrealized gains on available-for-sale investment securities	657

Level 3 inputs - March 31	$7,593

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

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of March 31, 2012:

Valuation Techniques	Fair Value	Unobservable Input	Range
		Duration of cash flows	10 years
Discounted cash flow	$6,726	Reduction in interest rate from original loan terms	3.00%

		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$17,978	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
		Estimated liquidation costs	10%

Accrued interest: The carrying amounts of accrued interest approximate fair value. As such, the Corporation classifies accrued interest as Level 1.

Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Goodwill is typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of goodwill is more likely than not to be impaired, management performs a cash flow valuation to determine the extent of the potential impairment. Acquisition intangibles are tested for impairment with a cash flow valuation. This valuation method requires a significant degree of management judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, the Corporation would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2012 and 2011 there were no impairments recorded on goodwill and other acquisition intangibles.

Equity securities without readily determinable fair values: The Corporation has investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis, or more frequently if an indication of impairment exists, by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. The Corporation classifies nonmarketable equity securities and its investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. During 2012 and 2011, there were no impairments recorded on equity securities without readily determinable fair values.

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

Deposits: Demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), and are classified as Level 1. Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. As such, certificates of deposit are classified as Level 2.

Borrowed funds: The carrying amounts of federal funds purchased, borrowings under overnight repurchase agreements, and other short- term borrowings maturing within ninety days approximate their fair values. The fair values of the Corporation’s other borrowed funds are estimated using discounted cash flow analyses based on the Corporation’s current incremental borrowing arrangements.

The Corporation elected to measure a portion of borrowed funds at fair value as of December 31, 2011. These borrowings were recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on the Corporation’s current incremental borrowing rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income. As such, the Corporation classifies other borrowed funds as Level 2.

The activity in borrowings which the Corporation has elected to carry at fair value was as follows for the three months ended March 31:

	2012	2011
Borrowings carried at fair value - beginning of year	$5,242	$10,423
Paydowns and maturities	(5,209)	—
Net unrealized change in fair value	(33)	(80)

Borrowings carried at fair value - March 31	$—	$10,343

Unpaid principal balance - March 31	$—	$10,000

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on the Corporation’s consolidated balance sheets are as follows as of:

	March 31, 2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$21,744	$21,744	$21,744	$—	$—
Certificates of deposit held in other financial institutions	6,640	6,674	—	6,674	—
Mortgage loans available-for-sale	3,396	3,396	—	3,396	—
Total loans	743,132	757,635	—	728,881	28,754
Less allowance for loan losses	(12,375)	(12,375)	—	(8,325)	(4,050)

Net loans	730,757	745,260	—	720,556	24,704

Accrued interest receivable	6,044	6,044	6,044	—	—
Equity securities without readily determinable fair values (1)	17,220	17,220	—	—	—
Originated mortgage servicing rights	2,438	2,438	—	2,438	—
LIABILITIES
Deposits without stated maturities	510,561	510,561	510,561	—	—
Deposits with stated maturities	478,565	491,910	—	491,910	—
Borrowed funds	214,493	220,395	—	220,395	—
Accrued interest payable	887	887	887	—	—

(1)	Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy.

	December 31, 2011
	Carrying Value	Estimated Fair Value
ASSETS
Cash and demand deposits due from banks	$28,590	$28,590
Certificates of deposit held in other financial institutions	8,924	8,977
Mortgage loans available-for-sale	3,205	3,252
Total loans	750,291	769,177
Less allowance for loan losses	(12,375)	(12,375)

Net loans	737,916	756,802

Accrued interest receivable	5,848	5,848
Equity securities without readily determinable fair values	17,189	17,189
Originated mortgage servicing rights	2,374	2,374
LIABILITIES
Deposits without stated maturities	476,627	476,627
Deposits with stated maturities	481,537	499,644
Borrowed funds	210,894	222,538
Accrued interest payable	967	967

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2012					December 31, 2011
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$4,403	$—	$4,403	$—	$4,710	$—	$4,710	$—
Available-for-sale investment securities
Government sponsored enterprises	2,474	—	2,474	—	397	—	397	—
States and political subdivisions	176,886	—	176,886	—	174,938	—	174,938	—
Auction rate money market preferred	2,621	—	2,621		2,049	—	2,049	—
Preferred stocks	6,065	6,065	—		5,033	5,033	—	—
Mortgage-backed securities	156,439	—	156,439	—	143,602	—	143,602	—
Collateralized mortgage obligations	127,170	—	127,170	—	99,101	—	99,101	—

Total available-for-sale investment securities	471,655	6,065	465,590	—	425,120	5,033	420,087	—
Borrowed funds	—	—	—	—	5,242	—	5,242	—
Nonrecurring items
Impaired loans (net of the allowance for loan losses)	24,704	—	—	24,704	21,130	—	—	21,130
Originated mortgage servicing rights	2,438	—	2,438	—	2,374	—	2,374	—
Foreclosed assets	1,719	—	1,719	—	1,876	—	1,876	—

	$504,919	$6,065	$474,150	$24,704	$460,452	$5,033	$434,289	$21,130

Percent of assets and liabilities measured at fair value		1.20%	93.91%	4.89%		1.09%	94.32%	4.59%

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three month periods ended March 31, 2012 and 2011, are summarized as follows:

	2012			2011
Description	Trading Losses	Other Gains and (Losses)	Total	Trading Losses	Other Gains and (Losses)	Total
Recurring items
Trading securities	$(16)	$—	$(16)	$(19)	$—	$(19)
Borrowed funds	—	33	33	—	80	80
Nonrecurring items
Foreclosed assets	—	(17)	(17)	—	(10)	(10)
Originated mortgage servicing rights	—	74	74	—	7	7

Total	$(16)	$90	$74	$(19)	$77	$58

NOTE 13 – OPERATING SEGMENTS

The Corporation’s reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations as of March 31, 2012 and 2011 and each of the three month periods then ended, represented 90% or more of the Corporation’s total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ISABELLA BANK CORPORATION FINANCIAL REVIEW

(All dollars in thousands)

The following is management’s discussion and analysis of the financial condition and results of operations for Isabella Bank Corporation. This discussion and analysis is intended to provide a better understanding of the unaudited interim condensed consolidated financial statements and statistical data included elsewhere in this Form 10-Q. This analysis should be read in conjunction with the Corporation’s 2011 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 3 of this report.

Executive Summary

Isabella Bank Corporation, as well as other financial institutions in Michigan and across the entire country, continues to be challenged with a persistently weak economy. This economic environment has been defined by historically low interest rates compounded by high levels of loans charged off and foreclosed asset and collection expenses. While specific sectors have shown signs of improvement, sustained overall economic recovery continues to be elusive. Despite the current economic environment, the Corporation continues to grow and remains profitable. The Corporation’s success is a result of a continued emphasis on prudent lending standards and consistent long term growth rather than short term gains. These values have enabled the Corporation to continue to meet the needs of the communities it serves which translates in increased shareholder value.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act on the financial services industry as a whole and on the Corporation. In particular, many provisions of the Dodd-Frank Act are subject to rulemaking, which make it difficult to predict the impact of the Dodd-Frank Act on the Corporation, its customers and the financial services industry as a whole. While the overall effects of the Dodd-Frank Act remains unclear, management anticipates that it will be substantial. The Corporation has already began to experience increased compensation costs as a result of staff additions necessary to comply with the new regulations.

CRITICAL ACCOUNTING POLICIES

A summary of the Corporation’s significant accounting policies is set forth in Note 1 of the Consolidated Financial Statements included in the Corporation’s Annual Report for the year ended December 31, 2011. Of these significant accounting policies, the Corporation considers its policies regarding the allowance for loan losses, acquisition intangibles, and the determination of the fair value and assessment of other-than-temporary impairment of investment securities to be its most critical accounting policies.

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

RESULTS OF OPERATIONS

Selected Financial Data

The following table outlines the results of operations and provides certain performance measures for the three month periods ended March 31, 2012 and 2011.

	2012	2011
INCOME STATEMENT DATA
Net interest income	$10,500	$10,185
Provision for loan losses	461	817
Net income	3,234	2,316
PER SHARE DATA
Earnings per share
Basic	$0.43	$0.31
Diluted	0.41	0.30
Cash dividends per common share	0.20	0.19
Book value (at end of period)	20.70	19.52
RATIOS
Average primary capital to average assets	12.33%	12.63%
Net income to average assets (annualized)	0.95	0.74
Net income to average equity (annualized)	8.29	6.34
Net income to average tangible equity (annualized)	12.19	9.56

Net Interest Income

Net interest income is the primary source of income for the Corporation. Interest income includes loan fees of $647 and $566 for the three month periods ended March 31, 2012 and 2011, respectively. For analytical purposes, net interest income is adjusted to a fully taxable equivalent (FTE) basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

AVERAGE BALANCES, INTEREST RATE, AND NET INTEREST INCOME

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. Federal Reserve Bank and Federal Home Loan Bank restricted equity holdings are included in accrued income and other assets.

The following table displays the results for the three month periods ended March 31:

	2012			2011
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$743,921	$10,940	5.88%	$734,630	$11,361	6.19%
Taxable investment securities	285,140	1,889	2.65%	201,508	1,513	3.00%
Nontaxable investment securities	138,628	1,965	5.67%	134,514	1,927	5.73%
Trading account securities	4,417	64	5.80%	5,527	77	5.57%
Other	48,579	129	1.06%	43,279	134	1.24%

Total earning assets	1,220,685	14,987	4.91%	1,119,458	15,012	5.36%
NONEARNING ASSETS
Allowance for loan losses	12,608			(12,585)
Cash and demand deposits due from banks	20,313			20,512
Premises and equipment	25,000			24,510
Accrued income and other assets	102,716			92,607

Total assets	$1,381,322			$1,244,502

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$172,906	54	0.12%	$151,228	46	0.12%
Savings deposits	207,221	122	0.24%	190,147	124	0.26%
Time deposits	479,689	2,336	1.95%	457,374	2,615	2.29%
Borrowed funds	211,412	1,192	2.26%	182,943	1,268	2.77%

Total interest bearing liabilities	1,071,228	3,704	1.38%	981,692	4,053	1.65%
NONINTEREST BEARING LIABILITIES
Demand deposits	118,898			107,402
Other	9,859			9,260
Shareholders’ equity	156,121			146,148

Total liabilities and shareholders’ equity	$1,356,106			$1,244,502

Net interest income (FTE)		$11,283			$10,959

Net yield on interest earning assets (FTE)			3.70%			3.92%

VOLUME AND RATE VARIANCE ANALYSIS

The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

Volume Variance - change in volume multiplied by the previous year’s rate.

Rate Variance - change in the FTE rate multiplied by the previous year’s volume.

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31, 2012 Compared to March 31, 2011 Increase (Decrease) Due to:
	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$142	$(563)	$(421)
Taxable investment securities	570	(194)	376
Nontaxable investment securities	58	(20)	38
Trading account securities	(16)	3	(13)
Other	15	(20)	(5)

Total changes in interest income	769	(794)	(25)
CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	7	1	8
Savings deposits	11	(13)	(2)
Time deposits	123	(402)	(279)
Borrowed funds	181	(257)	(76)

Total changes in interest expense	322	(671)	(349)

Net change in interest margin (FTE)	$447	$(123)	$324

Historically low interest rates continue to compress the Corporation’s net interest margin yield. To offset the impact of the current interest rate margin compression, management has continued to grow net interest income through volume. This strategy has led to increases in net interest income at the cost of accelerating the reduction in net interest margin yield. Management has also reduced funding costs by restructuring $60,000 of Federal Home Loan Bank advances. This modification strategy will reduce interest expense by approximately $450 for 2012.

Despite these efforts, management anticipates that net interest margin yield will decline during the remainder of 2012 due to the following factors:

•

Based on the current economic conditions, management does not anticipate significant changes in interest rates during 2012. However, the declines in interest rates on earning assets will likely decline faster than rates paid on interest bearing liabilities.

•

Deposit growth continues to be strong, while loan demand continues to be soft. As deposit accounts are expected to continue to grow throughout the year, loans are not likely to keep pace, thus forcing the Corporation to invest these funds in investment securities, which earn significantly lower rates than loans.

Allowance for Loan Losses (ALLL)

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent the Corporation’s single largest concentration of risk. The ALLL is management’s estimation of probable losses inherent in the existing loan portfolio. The Corporation allocates the ALLL throughout its loan portfolio based on management’s assessment of the underlying risks associated with each loan segment. Management’s assessments include allocations based on specific impairment allocations, historical losses, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the Corporation’s loan portfolio.

The following table summarizes the Corporation’s charge off and recovery activity for the three month periods ended March 31:

	2012	2011	Variance
Allowance for loan losses - January 1	$12,375	$12,373	$2
Loans charged off
Commercial and agricultural	449	655	(206)
Residential real estate	115	323	(208)
Consumer	91	145	(54)

Total loans charged off	655	1,123	(468)

Recoveries
Commercial and agricultural	86	137	(51)
Residential real estate	41	74	(33)
Consumer	67	103	(36)

Total recoveries	194	314	(120)
Provision for loan losses	461	817	(356)

Allowance for loan losses - March 31	$12,375	$12,381	$(6)

Net loans charged off	$461	$809	$(348)
Year to date average loans outstanding	743,921	734,630	9,291

Net loans charged off to average loans outstanding	0.06%	0.11%	-0.05%

Total amount of loans outstanding - March 31	$743,132	$737,977	$5,155

Allowance for loan losses as a % of loans	1.67%	1.68%	-0.01%

The Corporation originates and sells fixed rate residential real estate loans to the Federal Home Loan Mortgage Corporation (Freddie Mac). The Corporation has not originated loans for either trading or its own portfolio that would be classified as subprime, nor has it originated adjustable rate mortgages or financed loans for more than 80% of market value unless insured by private third party insurance.

As shown in the preceding table, the reduction in the level of net loans charged off has allowed the Corporation to reduce its provision for loan losses for the three month period ended March 31, 2012 as compared to the same period in 2011. While there have been marked improvements in the level of net loans charged off the overall local, regional and national economies have yet to show consistent improvement.

For further discussion on the allocation of the allowance for loan losses, see “Note 6 – Loans and Allowance for Loan Losses” to the Corporation’s interim condensed consolidated financial statements.

Loans Past Due and Loans in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses. To determine the potential impact, and corresponding estimated losses, management analyzes its historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans.

The following tables summarize the Corporation’s past due and nonaccrual loans as of:

	March 31, 2012
	Accruing Loans Past Due		Nonaccrual	Total Past Due and Nonaccrual
	30-89 Days	90 Days or More
Commercial and agricultural	$2,286	$288	$5,237	$7,811
Residential real estate	2,774	73	1,414	4,261
Consumer	98	—	—	98

Total	$5,158	$361	$6,651	$12,170

	December 31, 2011
	Accruing Loans Past Due		Nonaccrual	Total Past Due and Nonaccrual
	30-89 Days	90 Days or More
Commercial and agricultural	$2,149	$466	$4,805	$7,420
Residential real estate	3,424	289	1,584	5,297
Consumer	181	5	—	186

Total	$5,754	$760	$6,389	$12,903

Troubled Debt Restructurings (TDR)

The Corporation has taken a proactive approach to avoid foreclosures on borrowers who are willing to work with the Corporation in modifying their loans, thus making them more affordable. These loan modifications have allowed borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure. The modifications have been extremely successful for both the Corporation and its customers as very few of the modified loans have resulted in foreclosures. Troubled debt restructurings that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance.

Loan modifications are considered to be TDR’s when a concession has been granted to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, the Corporation considers if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following table summarizes the Corporation’s troubled debt restructurings component of its impaired loans as of:

	March 31, 2012			December 31, 2011			Total Change
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,088	$917	$21,005	$16,125	$514	$16,639	$4,366
Past due 30-89 days	876	47	923	1,614	429	2,043	(1,120)
Past due 90 days or more	—	1,174	1,174	—	74	74	1,100

Total troubled debt restructurings	$20,964	$2,138	$23,102	$17,739	$1,017	$18,756	$4,346

The following tables summarize troubled debt restructurings in the three month period ended March 31, 2012:

	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial other	21	$4,586	—	$—
Agricultural other	6	561	—	—
Residential real estate senior liens	—	—	5	721

Total	27	$5,147	5	$721

The Corporation did not restructure any loans through the forbearance of principal or accrued interest in the three month period ended March 31, 2012.

Nonperforming Assets

The following table summarizes the Corporation’s nonperforming assets as of:

	March 31 2012	December 31 2011	Change
Nonaccrual loans	$6,651	$6,389	$262
Accruing loans past due 90 days or more	361	760	(399)

Total nonperforming loans	7,012	7,149	(137)
Other real estate owned (OREO)	1,712	1,867	(155)
Repossessed assets	7	9	(2)

Total nonperforming assets	$8,731	$9,025	$(294)

Nonperforming loans as a % of total loans	0.94%	0.95%	-0.01%

Nonperforming assets as a % of total assets	0.64%	0.67%	-0.03%

Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless they are well secured and in the process of collection. Upon transferring the loans to nonaccrual status, an evaluation to determine the net realizable value of the underlying collateral is performed. This evaluation is used to help determine if any charge offs are necessary. Loans may be placed back on accrual status after six months of continued performance.

The following table summarizes the Corporation’s nonaccrual loan balances by type as of:

	March 31 2012	December 31 2011	Change
Commercial and agricultural	$5,237	$4,805	$432
Residential real estate	1,414	1,584	(170)

Total	$6,651	$6,389	$262

Included in nonaccrual commercial and agricultural loans was one loan with a balance of $1,500 as of March 31, 2012 and $1,900 as of December 31, 2011. As of March 31, 2012 and December 31, 2011, there was no specific allocation established for this loan as it has been charged down to reflect the current market value of the real estate. Nonaccrual commercial and agricultural loans also included one loan with a balance of $1,008 as of March 31, 2012 and $1,014 as of December 31, 2011, for which there was no specific allocation established as the net realizable value of the loan’s underlying collateral exceeded the loan’s outstanding balance. There were no other individually significant credits included in nonaccrual loans as of March 31, 2012 or December 31, 2011.

Included in the nonaccrual loan balances above were credits currently classified as troubled debt restructurings as of:

	March 31 2012	December 31 2011	Change
Commercial and agricultural	$1,640	$520	$1,120
Residential real estate	498	497	1

Total	$2,138	$1,017	$1,121

The Corporation has devoted considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a chargeoff. To management’s knowledge, all loans that are deemed to be impaired have been recognized. A continued decline in real estate values may require further charge offs and write downs of other real estate owned and could potentially have an adverse impact on the Corporation’s financial performance.

Based on management’s analysis, the allowance for loan losses is considered appropriate as of March 31, 2012. Management will continue to closely monitor its overall credit quality during the remainder of 2012 to ensure that the allowance for loan losses remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2012	2011	$	%
Service charges and fees
NSF and overdraft fees	$558	$571	$(13)	-2.3%
ATM and debit card fees	457	403	54	13.4%
Trust fees	250	221	29	13.1%
Freddie Mac servicing fee	191	182	9	4.9%
Service charges on deposit accounts	74	75	(1)	-1.3%
Net originated mortgage servicing rights gain (loss)	63	(14)	77	N/M
All other	36	38	(2)	-5.3%

Total service charges and fees	1,629	1,476	153	10.4%
Gain on sale of mortgage loans	379	129	250	193.8%
Net loss on trading securities	(16)	(19)	3	N/M
Net gain on borrowings measured at fair value	33	80	(47)	-58.8%
Gain on sale of available-for-sale investment securities	1,003	—	1,003	N/M
Other
Earnings on corporate owned life insurance policies	171	142	29	20.4%
Brokerage and advisory fees	130	139	(9)	-6.5%
Investment in Corporate Settlement Solutions recognized gain (loss)	32	(137)	169	N/M
All other	180	138	42	30.4%

Total other	513	282	231	81.9%

Total noninterest income	$3,541	$1,948	$1,593	81.8%

Significant changes in noninterest income are detailed below:

•

Management continuously analyzes various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, the Corporation makes any necessary adjustments to ensure that its fee structure is within the range of its competitors, while at the same time making sure that the fees remain fair to deposit customers. The Corporation anticipates that NSF and overdraft fees will approximate current levels throughout the remainder of 2012.

•

The increases in ATM and debit card fees are primarily the result of the increased usage of debit cards by customers. As management does not anticipate any significant changes to the ATM and debit card fee structures, income is expected to continue to increase as the usage of debit cards increases.

•

Trust fees have increased primarily due to changes in fee structure. As management does not anticipate any further changes to the fee structure in 2012, trust fees are expected to approximate current levels for the remainder of 2012.

•

The recent decline in offering rates on residential real estate loans has led to a significant increase in the level of refinancing activity. This increase in activity has resulted in increases in the gain on sale of mortgage loans. Additionally, this refinancing activity has increased revenues for Corporate Settlement Solutions (a title insurance agency). Management anticipates this trend to continue for much of 2012.

•	Fluctuations in the gains and losses related to trading securities and borrowings measured at fair value are caused by interest rate variances.

•

During the first quarter of 2012, management identified several pools of mortgage-backed securities with significant unrealized gains. As the interest rates of the underlying mortgages were significantly higher than the current offering rates for similar mortgages, management elected to realize these gains through sales as the investments would have likely been paid off in the near term through refinancing activity. Management does not anticipate any further significant investment sales during the remainder of 2012.

•

Earnings on corporate owned life insurance policies have increased from 2011 as a result of the purchase of an additional $4,000 in policies in the third quarter of 2011. Earnings are expected to approximate current levels for the remainder of 2012.

•	The fluctuation in all other income is spread throughout various categories, none of which are individually significant.

Noninterest Expenses

Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, available-for-sale security impairment loss, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2012	2011	$	%
Compensation and benefits
Compensation	$3,828	$3,556	$272	7.6%
Benefits	1,473	1,449	24	1.7%

Total compensation and benefits	5,301	5,005	296	5.9%

Occupancy
Outside services	147	162	(15)	-9.3%
Depreciation	154	148	6	4.1%
Property taxes	129	128	1	0.8%
Utilities	126	127	(1)	-0.8%
Building repairs	65	60	5	8.3%
All other	20	21	(1)	-4.8%

Total occupancy	641	646	(5)	-0.8%

Furniture and equipment
Computer / service contracts	480	460	20	4.3%
Depreciation	443	499	(56)	-11.2%
ATM and debit card fees	151	139	12	8.6%
All other	16	8	8	100.0%

Total furniture and equipment	1,090	1,106	(16)	-1.4%

Available-for-sale security impairment loss	282	—	282	N/M
Other
Marketing and community relations	494	223	271	121.5%
FDIC insurance premiums	215	334	(119)	-35.6%
Directors fees	210	211	(1)	-0.5%
Audit fees	176	156	20	12.8%
Education and travel	127	105	22	21.0%
Consulting fees	187	33	154	N/M
Printing and supplies	109	100	9	9.0%
Postage and freight	101	100	1	1.0%
Foreclosed asset and collection	97	100	(3)	-3.0%
Amortization of deposit premium	66	76	(10)	-13.2%
Legal fees	62	62	—	—
All other	415	330	85	25.8%

Total other	2,259	1,830	429	23.4%

Total noninterest expenses	$9,573	$8,587	$986	11.5%

Significant changes in noninterest expenses are detailed below:

•

The increase in compensation is due to annual merit increases and the continued growth of the Corporation as well as additional staff additions to help the Corporation comply with the Dodd Frank Act and other recently passed regulations.

•

During the three month period ended March 31, 2012, the Corporation recorded a credit impairment on an available-for-sale investment security through earnings due to the bond being downgraded to Caa3. The Corporation will continue to monitor its investment portfolio throughout the year for other potential other-than-temporary impairments. For further discussion, see “Note 5 – Available-For-Sale Securities” to the Corporation’s interim condensed consolidated financial statements.

•

Marketing and community relations expenses have increased primarily as a result of a charitable contribution of $250 during the first quarter of 2012 to the Isabella Bank Foundation. Marketing and community relations expenses are expected to normalize throughout the remainder of 2012.

•

The increase in consulting fees is primarily related to the Corporation employing the services of a consultant to review the Federal Home Loan Bank advance restructure (see “Volume and Rate Variance Analysis”, above). Consulting fees are anticipated to decline over the remainder of 2012.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	March 31 2012	December 31 2011	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,744	$28,590	$(6,846)	-23.95%
Certificates of deposit held in other financial institutions	6,640	8,924	(2,284)	-25.59%
Trading securities	4,403	4,710	(307)	-6.52%
Available-for-sale securities	471,655	425,120	46,535	10.95%
Mortgage loans available-for-sale	3,396	3,205	191	5.96%
Loans	743,132	750,291	(7,159)	-0.95%
Allowance for loan losses	(12,375)	(12,375)	—	0.00%
Premises and equipment	25,054	24,626	428	1.74%
Corporate owned life insurance	22,246	22,075	171	0.77%
Accrued interest receivable	6,044	5,848	196	3.35%
Equity securities without readily determinable fair values	17,220	17,189	31	0.18%
Goodwill and other intangible assets	46,726	46,792	(66)	-0.14%
Other assets	13,335	12,930	405	3.13%

TOTAL ASSETS	$1,369,220	$1,337,925	$31,295	2.34%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$989,126	$958,164	$30,962	3.23%
Borrowed funds	214,493	216,136	(1,643)	-0.76%
Accrued interest payable and other liabilities	8,294	8,842	(548)	-6.20%

Total liabilities	1,211,913	1,183,142	28,771	2.43%
Shareholders’ equity	157,307	154,783	2,524	1.63%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,369,220	$1,337,925	$31,295	2.34%

As shown above, the Corporation was able to grow its balance sheet since December 31, 2011 primarily as a result of increases in total deposits. As loans have remained essentially unchanged since year end 2011, these funds were deployed into available-for-sale investment securities. Management anticipates that loan growth will continue to be a challenge and that deposit growth will level off over the remainder of the year.

The following table outlines the changes in the loan portfolio:

	March 31 2012	December 31 2011	$ Change	% Change (unannualized)
Agricultural	$76,681	$74,645	$2,036	2.73%
Commercial	361,325	365,714	(4,389)	-1.20%
Consumer	30,459	31,572	(1,113)	-3.53%
Residential real estate	274,667	278,360	(3,693)	-1.33%

Total	$743,132	$750,291	$(7,159)	-0.95%

The following table outlines the changes in the deposit portfolio:

	March 31 2012	December 31 2011	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$122,862	$119,072	$3,790	3.18%
Interest bearing demand deposits	170,701	163,653	7,048	4.31%
Savings deposits	216,998	193,902	23,096	11.91%
Certificates of deposit	391,107	395,777	(4,670)	-1.18%
Brokered certificates of deposit	53,704	54,326	(622)	-1.14%
Internet certificates of deposit	33,754	31,434	2,320	7.38%

Total	$989,126	$958,164	$30,962	3.23%

Borrowed funds consist of the following obligations as of:

	March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$142,000	2.61%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	55,791	0.20%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,702	3.51%	16,696	3.51%

Total	$214,493	2.05%	$216,136	2.42%

The Federal Home Loan Bank (FHLB) advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by FHLB stock owned by the Corporation. The Corporation had the ability to borrow up to an additional $121,701 based on assets currently pledged as collateral as of March 31, 2012. During the first quarter of 2012, management reduced funding costs by modifying the terms of $60,000 of FHLB advances. This modification strategy extended the duration of the Corporation’s interest bearing liabilities and will reduce interest expense by approximately $450 for 2012.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	March 31 2012		December 31 2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$7,000	4.31%	$17,000	2.97%
One year putable advances due 2012	15,000	4.10%	15,000	4.10%
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	—	—	25,000	3.16%
Fixed rate advances due 2015	30,000	1.32%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—

Total	$142,000	2.61%	$142,242	3.16%

Capital

The capital of the Corporation consists solely of common stock, retained earnings, and accumulated other comprehensive income. The Corporation offers dividend reinvestment, employee and director stock purchase, and shareholder stock purchase plans. Under the provisions of these plans, the Corporation issued 25,998 shares or $609 of common stock during the first three months of 2012, as compared to 30,531 shares or $728 of common stock during the same period in 2011. The Corporation also offers a deferred compensation plan for its directors, which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, the Corporation increased shareholders’ equity by $169 and $180 during the three month periods ended March 31, 2012 and 2011, respectively.

The Board of Directors has approved a publicly announced common stock repurchase plan to enable the Corporation to repurchase its common stock. During the three months of 2012 and 2011, pursuant to this plan, the Corporation repurchased 18,452 shares of common stock at an average price of $23.09 and 31,739 shares of common stock at an average price of $18.18, respectively. As of March 31, 2012, the Corporation was authorized to repurchase up to an additional 544 shares of common stock.

Accumulated other comprehensive income increased $597 for the three month period ended March 31, 2012, net of tax. The increase is a result of unrealized gains on available-for-sale investment securities.

There are no significant regulatory constraints placed on the Corporation’s capital. The Federal Reserve’s current recommended minimum primary capital to assets requirement is 6.0%. The Corporation’s primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.19% as of March 31, 2012.

The Federal Reserve has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and the Corporation’s values as of:

	March 31 2012	December 31 2011	Required
Equity Capital	13.20%	12.92%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	14.45%	14.17%	8.00%

The Corporation’s secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The Federal Reserve and FDIC also prescribe minimum capital requirements for the Bank. At March 31, 2012, the Bank exceeded these minimum capital requirements. Recently passed legislation may increase the required level of capital for banks. This increase in capital levels may have an adverse impact on the Corporation’s ability to grow and pay dividends.

Liquidity

Liquidity is monitored regularly by the Corporation’s Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.

The primary sources of the Corporation’s liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities. These categories totaled $504,442 or 36.8% of assets as of March 31, 2012 as compared to $467,344 or 34.9% as of December 31, 2011. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.

The primary source of funds for the Corporation is deposits. The Corporation also seeks noninterest bearing deposits, or checking accounts, to expand its customer base, while reducing the Corporation’s cost of funds.

The Corporation has the ability to borrow from the Federal Home Loan Bank, the Federal Reserve Bank, and through various correspondent banks as federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including Federal Home Loan Bank Advances, Federal Reserve Bank Discount Window Advances, and repurchase agreements, require the Corporation to pledge assets, typically in the form of certificates of deposits held in other financial institutions, investment securities, or loans as collateral. The Corporation had the ability to borrow up to an additional $121,701 based on the assets currently pledged as collateral.

The following table summarizes the Corporation’s sources and uses of cash for the three month periods ended March 31:

	2012	2011	$ Variance
Net cash provided by operating activities	$3,445	$4,460	$(1,015)
Net cash used in investing activities	(38,167)	(32,157)	(6,010)
Net cash provided by financing activities	27,876	32,920	(5,044)

(Decrease) increase in cash and cash equivalents	(6,846)	5,223	(12,069)
Cash and cash equivalents January 1	28,590	18,109	10,481

Cash and cash equivalents March 31	$21,744	$23,332	$(1,588)

FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET ARRANGEMENTS

The Corporation is party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in a particular class of financial instrument.

The following table summarizes the Corporation’s credit related financial instruments with off-balance-sheet risk as of:

	March 31 2012	December 31 2011
Unfunded commitments under lines of credit	$112,549	$102,822
Commercial and standby letters of credit	4,493	4,461
Commitments to grant loans	26,871	21,806

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. These commitments to extend credit and letters of credit generally mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. The Corporation evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon the extension of credit, is based on management’s credit evaluation of the borrower. While the Corporation considers standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.

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

Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Corporation, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Corporation and its subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in the Corporation’s market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The Corporation’s primary market risks are interest rate risk (IRR) and liquidity risk. The Corporation has no significant foreign exchange risk and does not utilize interest rate swaps or derivatives, except for interest rate locks and forward loan commitments, in the management of its interest rate risk. Any changes in foreign exchange rates or commodity prices would have an insignificant impact on the Corporation’s interest income and cash flows.

IRR is the exposure of the Corporation’s net interest income, its primary source of income, to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. IRR is the fundamental method in which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to the Corporation’s earnings and capital.

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

The Corporation uses several techniques to manage IRR. The first method is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of the Corporation’s interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of the Corporation’s assets are invested in loans and investment securities with issuer call options. Residential real estate and consumer loans have imbedded options that allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential real estate loans, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in the Corporation’s cash flows from these assets. A significant portion of the Corporation’s securities are callable or subject to prepayment. The call option is more likely to be exercised in a period of decreasing interest rates. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and checking deposits may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The second technique used in the management of IRR is to combine the projected cash flows and repricing characteristics generated by the gap analysis and the interest rates associated with those cash flows to project future interest income. By changing the amount and timing of the cash flows and the repricing interest rates of those cash flows, the Corporation can project the effect of changing interest rates on its interest income. Based on the projections prepared for the year ending December 31, 2012, the Corporation’s net interest income would decrease slightly during a period of increasing interest rates.

The following tables provide information about the Corporation’s assets and liabilities that are sensitive to changes in interest rates as of March 31, 2012 and December 31, 2011. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	March 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$7,326	$3,265	$—	$—	$—	$—	$10,591	$10,625
Average interest rates	0.84%	1.34%	—	—	—	—	1.00%
Trading securities	$2,854	$1,028	$521	$—	$—	$—	$4,403	$4,403
Average interest rates	3.82%	2.60%	2.59%	—	—	—	3.39%
Fixed interest rate securities	$97,372	$61,876	$52,725	$43,164	$40,125	$176,393	$471,655	$471,655
Average interest rates	2.68%	2.73%	2.82%	2.86%	3.01%	2.86%	2.81%
Fixed interest rate loans (1)	$142,578	$114,627	$89,824	$79,095	$86,786	$63,396	$576,306	$590,809
Average interest rates	6.20%	6.00%	5.94%	5.83%	5.04%	5.10%	5.77%
Variable interest rate loans (1)	$67,642	$23,555	$24,825	$17,383	$18,601	$14,820	$166,826	$166,826
Average interest rates	4.63%	3.96%	4.06%	3.68%	3.60%	3.87%	4.17%
Rate sensitive liabilities
Borrowed funds	$78,222	$5,104	$11,167	$30,000	$40,000	$50,000	$214,493	$220,395
Average interest rates	1.33%	4.47%	0.89%	2.15%	2.10%	3.11%	2.05%
Savings and NOW accounts	$91,083	$69,599	$56,043	$53,691	$37,300	$79,983	$387,699	$387,699
Average interest rates	0.17%	0.17%	0.17%	0.17%	0.17%	0.15%	0.17%
Fixed interest rate time deposits	$257,073	$61,135	$50,120	$57,426	$44,142	$7,114	$477,010	$490,355
Average interest rates	1.52%	2.58%	2.26%	2.43%	2.18%	1.83%	1.91%
Variable interest rate time deposits	$935	$620	$—	$—	$—	$—	$1,555	$1,555
Average interest rates	0.52%	0.56%	—	—	—	—	0.54%

	December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,775	$4,125	$100	$—	$—	$—	$13,000	$13,053
Average interest rates	1.18%	1.33%	0.35%	—	—	—	1.22%
Trading securities	$3,156	$1,031	$523	$—	$—	$—	$4,710	$4,710
Average interest rates	3.34%	2.48%	2.49%	—	—	—	3.06%
Fixed interest rate securities	$104,559	$61,421	$48,659	$37,777	$35,108	$137,596	$425,120	$425,120
Average interest rates	2.98%	2.84%	2.91%	2.93%	3.21%	3.01%	2.98%
Fixed interest rate loans (1)	$141,867	$140,390	$90,852	$75,690	$76,985	$61,854	$587,638	$606,524
Average interest rates	6.24%	6.08%	5.94%	5.99%	5.40%	5.15%	5.90%
Variable interest rate loans (1)	$70,783	$25,267	$20,803	$18,853	$11,631	$15,316	$162,653	$162,653
Average interest rates	5.87%	3.97%	4.05%	3.68%	4.00%	3.98%	4.78%
Rate sensitive liabilities
Borrowed funds	$89,869	$15,000	$25,869	$45,398	$20,000	$20,000	$216,136	$222,538
Average interest rates	1.42%	3.93%	3.13%	3.30%	2.67%	2.56%	2.41%
Savings and NOW accounts	$120,850	$78,313	$51,291	$34,006	$22,803	$50,292	$357,555	$357,555
Average interest rates	0.20%	0.19%	0.18%	0.17%	0.15%	0.15%	0.18%
Fixed interest rate time deposits	$264,147	$62,883	$46,802	$55,493	$43,601	$7,052	$479,978	$498,085
Average interest rates	1.61%	2.67%	2.33%	2.56%	2.41%	1.48%	2.00%
Variable interest rate time deposits	$1,152	$407	$—	$—	$—	$—	$1,559	$1,559
Average interest rates	0.67%	0.69%	—	—	—	—	0.68%

(1)	The fair value reported is exclusive of the allocation of the allowance for loan losses.

Item 4 – Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

The Corporation’s management carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Corporation’s disclosure controls and procedures as of March 31, 2012, were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(A)	None

(B)	None

(C)	Repurchases of Common Stock

The Board of Directors has adopted and announced a common stock repurchase plan. On April 27, 2011, the Board of Directors amended the plan to allow for the repurchase of an additional 100,000 shares of the Corporation’s common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended March 31, 2012, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, December 31, 2011				18,996
January 1 - 31, 2012	5,915	$23.67	5,915	13,081
February 1 - 29, 2012	5,486	22.97	5,486	7,595
March 1 - 31, 2012	7,051	22.69	7,051	544

Balance, March 31, 2012	18,452	$23.09	18,452	544

Item 6 – Exhibits

(a)	Exhibits

	31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

	31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

	32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

	101.1*	101.INS	(XBRL Instance Document)

		101.SCH	(XBRL Taxonomy Extension Schema Document)

		101.CAL	(XBRL Calculation Linkbase Document)

		101.LAB	(XBRL Taxonomy Label Linkbase Document)

		101.DEF	(XBRL Taxonomy Linkbase Document)

		101.PRE	(XBRL Taxonomy Presentation Linkbase Document)

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

Isabella Bank Corporation

Date: April 30, 2012	/s/ RICHARD J. BARZ
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2012	/s/ DENNIS P. ANGNER
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)