Form 10-Q
period 2012-06-30
ISABELLA BANK CORP
filed 2012-08-08
CIK 842517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

or

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

Common Stock no par value, 7,617,345 as of July 23, 2012

ISABELLA BANK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 30, 2012	December 31 2011
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,492	$24,514
Interest bearing balances due from banks	759	4,076

Total cash and cash equivalents	20,251	28,590
Certificates of deposit held in other financial institutions	6,880	8,924
Trading securities	1,998	4,710
Available-for-sale securities (amortized cost of $464,931 in 2012 and $414,614 in 2011)	476,935	425,120
Mortgage loans available-for-sale	2,347	3,205
Loans
Agricultural	81,222	74,645
Commercial	368,371	365,714
Consumer	31,357	31,572
Residential real estate	274,002	278,360

Total loans	754,952	750,291
Less allowance for loan losses	12,318	12,375

Net loans	742,634	737,916
Premises and equipment	24,729	24,626
Corporate owned life insurance	22,423	22,075
Accrued interest receivable	5,217	5,848
Equity securities without readily determinable fair values	17,708	17,189
Goodwill and other intangible assets	46,659	46,792
Other assets	13,715	12,930

TOTAL ASSETS	$1,381,496	$1,337,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$124,230	$119,072
NOW accounts	163,000	163,653
Certificates of deposit under $100 and other savings	450,159	440,123
Certificates of deposit over $100	241,439	235,316

Total deposits	978,828	958,164
Borrowed funds ($0 in 2012 and $5,242 in 2011 at fair value)	234,132	216,136
Accrued interest payable and other liabilities	8,681	8,842

Total liabilities	1,221,641	1,183,142

Shareholders’ equity
Common stock — no par value
15,000,000 shares authorized; issued and outstanding 7,602,545 shares (including 19,990 shares held in the Rabbi Trust) in 2012 and 7,589,226 shares (including 16,585 shares held in the Rabbi Trust) in 2011	134,931	134,734
Shares to be issued for deferred compensation obligations	4,724	4,524
Retained earnings	16,240	13,036
Accumulated other comprehensive income	3,960	2,489

Total shareholders’ equity	159,855	154,783

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,381,496	$1,337,925

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income	—	—	—	4,988	3,722	8,710
Issuance of common stock	61,218	1,346	—	—	—	1,346
Common stock issued for deferred compensation obligations	14,842	266	(254)	—	—	12
Share based payment awards under equity compensation plan	—	—	307	—	—	307
Common stock purchased for deferred compensation obligations	—	(227)	—	—	—	(227)
Common stock repurchased pursuant to publicly announced repurchase plan	(50,458)	(914)	—	—	—	(914)
Cash dividends ($0.38 per share)	—	—	—	(2,881)	—	(2,881)

Balance, June 30, 2011	7,575,676	$134,063	$4,735	$10,703	$2,013	$151,514

Balance, January 1, 2012	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783
Comprehensive income	—	—	—	6,238	1,471	7,709
Issuance of common stock	54,900	1,322	—	—	—	1,322
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	95	(95)	—	—	—
Share based payment awards under equity compensation plan	—	—	295	—	—	295
Common stock purchased for deferred compensation obligations	—	(225)	—	—	—	(225)
Common stock repurchased pursuant to publicly announced repurchase plan	(41,581)	(995)	—	—	—	(995)
Cash dividends ($0.40 per share)	—	—	—	(3,034)	—	(3,034)

Balance, June 30, 2012	7,602,545	$134,931	$4,724	$16,240	$3,960	$159,855

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,849	$11,464	$21,789	$22,825
Investment securities
Taxable	1,988	1,836	3,877	3,349
Nontaxable	1,216	1,189	2,420	2,368
Trading account securities	22	47	64	98
Federal funds sold and other	113	133	242	267

Total interest income	14,188	14,669	28,392	28,907
Interest expense
Deposits	2,368	2,776	4,880	5,561
Borrowings	1,061	1,325	2,253	2,593

Total interest expense	3,429	4,101	7,133	8,154

Net interest income	10,759	10,568	21,259	20,753
Provision for loan losses	439	603	900	1,420

Net interest income after provision for loan losses	10,320	9,965	20,359	19,333

Noninterest income
Service charges and fees	1,628	1,617	3,257	3,093
Gain on sale of mortgage loans	279	53	658	182
Net loss on trading securities	(16)	(8)	(32)	(27)
Net gain on borrowings measured at fair value	—	37	33	117
Gain on sale of available-for-sale investment securities	—	—	1,003	—
Other	653	279	1,166	561

Total noninterest income	2,544	1,978	6,085	3,926

Noninterest expenses
Compensation and benefits	5,232	4,746	10,533	9,751
Occupancy	599	613	1,240	1,259
Furniture and equipment	1,170	1,127	2,260	2,233
Other	2,187	2,293	4,446	4,123

Available-for-sale impairment loss
Total other-than-temporary impairment loss	—	—	486	—
Portion of loss reported in other comprehensive income	—	—	(204)	—

Net available-for-sale impairment loss	—	—	282	—

Total noninterest expenses	9,188	8,779	18,761	17,366

Income before federal income tax expense	3,676	3,164	7,683	5,893
Federal income tax expense	672	492	1,445	905

NET INCOME	$3,004	$2,672	$6,238	$4,988

Earnings per share
Basic	$0.40	$0.35	$0.82	$0.66

Diluted	$0.39	$0.34	$0.80	$0.64

Cash dividends per basic share	$0.20	$0.19	$0.40	$0.38

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income	$3,004	$2,672	$6,238	$4,988

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	1,420	3,576	2,219	5,329
Reclassification adjustment for net realized gains included in net income	—	—	(1,003)	—
Reclassification adjustment for impairment loss included in net income	—	—	282	—

Net unrealized gains	1,420	3,576	1,498	5,329
Tax effect	(546)	(1,212)	(27)	(1,607)

Other comprehensive income, net of tax	874	2,364	1,471	3,722

COMPREHENSIVE INCOME	$3,878	$5,036	$7,709	$8,710

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30
	2012	2011
OPERATING ACTIVITIES
Net income	$6,238	$4,988
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	900	1,420
Impairment of foreclosed assets	17	35
Depreciation	1,195	1,282
Amortization and impairment of originated mortgage servicing rights	287	193
Amortization of acquisition intangibles	133	152
Net amortization of available-for-sale securities	1,076	693
Available-for-sale security impairment loss	282	—
Gain on sale of available-for-sale securities	(1,003)	—
Net unrealized losses on trading securities	32	27
Net gain on sale of mortgage loans	(658)	(182)
Net unrealized gains on borrowings measured at fair value	(33)	(117)
Increase in cash value of corporate owned life insurance	(348)	(287)
Share-based payment awards under equity compensation plan	295	307
Origination of loans held for sale	(46,386)	(17,247)
Proceeds from loan sales	47,902	17,847
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	2,680	900
Accrued interest receivable	631	(123)
Other assets	(1,132)	653
Accrued interest payable and other liabilities	(161)	684

Net cash provided by operating activities	11,947	11,225

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	2,044	4,934
Activity in available-for-sale securities
Sales	24,241	—
Maturities and calls	37,922	33,799
Purchases	(112,835)	(78,664)
Loan principal originations, net	(6,768)	(13,462)
Proceeds from sales of foreclosed assets	647	859
Purchases of premises and equipment	(1,298)	(884)

Net cash used in investing activities	(56,047)	(53,418)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Six Months Ended June 30
	2012	2011
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	20,664	$46,860
Increase in other borrowed funds	18,029	1,680
Cash dividends paid on common stock	(3,034)	(2,881)
Proceeds from issuance of common stock	1,322	1,092
Common stock repurchased	(995)	(648)
Common stock purchased for deferred compensation obligations	(225)	(227)

Net cash provided by financing activities	35,761	45,876

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,339)	3,683
Cash and cash equivalents at beginning of period	28,590	18,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,251	$21,792

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,291	$8,156
Federal income taxes paid	836	365

SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,150	$1,057
Common stock issued for deferred compensation obligations	—	254
Common stock repurchased from the Rabbi Trust	—	(266)

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

As used in these Notes as well as in the Management’s Discussion & Analysis of Financial Condition & Results of Operations, references to “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.

The acronyms and abbreviations identified below are used in the Notes to Interim Condensed Consolidated Financial Statements as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

AFS: Available-for-sale	IFRS: International Financial Reporting Standards
ALLL: Allowance for loan and lease losses	IRR: Interest Rate Risk
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	Moody’s: Moody’s Investors Service, Inc
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	N/A: Not applicable N/M: Not meaningful
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI: Other comprehensive income (loss) OMSR: Originated mortgage servicing rights
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PBO: Projected Benefit Obligation
FFIEC: Federal Financial Institutions Council FRB: Board of Governors of the Federal Reserve System	Rabbi Trust: A trust established to fund the Directors Plan SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language
GAAP: U.S. generally accepted accounting principles

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report for the year ended December 31, 2011.

The accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our annual report for the year ended December 31, 2011.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan.

Earnings per common share have been computed based on the following:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Average number of common shares outstanding for basic calculation	7,592,668	7,570,752	7,593,462	7,564,060
Average potential effect of shares in the Directors Plan (1)	203,603	194,964	201,743	194,051

Average number of common shares outstanding used to calculate diluted earnings per common share	7,796,271	7,765,716	7,795,205	7,758,111

Net income	$3,004	$2,672	$6,238	$4,988

Earnings per share
Basic	$0.40	$0.35	$0.82	$0.66

Diluted	$0.39	$0.34	$0.80	$0.64

(1)	Exclusive of shares held in the Rabbi Trust

NOTE 3 – RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATES

ASU No. 2011-03: “Reconsideration of Effective Control for Repurchase Agreements”

In April 2011, ASU No. 2011-03 amended ASC Topic 310, “Transfers and Servicing” to eliminate from the assessment of effective control, the criteria calling for the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed upon terms, even in the event of the transferee’s default. The assessment of effective control should instead focus on the transferor’s contractual rights and obligations. The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not impact our consolidated financial statements.

ASU No. 2011-04: “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”

In May 2011, ASU No. 2011-04 amended ASC Topic 820, “Fair Value Measurement” to align fair value measurements and disclosures in GAAP and IFRS. The ASU changes the wording used to describe the requirements in GAAP for measuring fair value and disclosures about fair value.

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

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have a financial impact but increased the level of disclosures related to fair value measurements in our interim condensed consolidated financial statements in 2012.

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

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have an impact on our consolidated financial statements as we have historically elected to present a separate statement of comprehensive income.

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at:

	June 30 2012	December 31 2011
States and political subdivisions	$1,998	$4,710

Included in the net trading losses of $32 during the first six months of 2012 were $10 of net unrealized trading losses on securities that were held in our trading portfolio as of June 30, 2012. Included in the net trading losses of $27 during the first six months of 2011 were $32 of net unrealized trading losses on securities that were held in the trading portfolio as of June 30, 2011.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$2,197	$34	$—	$2,231
States and political subdivisions	170,958	8,243	547	178,654
Auction rate money market preferred	3,200	—	626	2,574
Preferred stocks	6,800	—	873	5,927
Mortgage-backed securities	161,521	2,991	15	164,497
Collateralized mortgage obligations	120,255	2,844	47	123,052

Total	$464,931	$14,112	$2,108	$476,935

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$395	$2	$—	$397
States and political subdivisions	166,832	8,157	51	174,938
Auction rate money market preferred	3,200	—	1,151	2,049
Preferred stocks	6,800	—	1,767	5,033
Mortgage-backed securities	140,842	2,807	47	143,602
Collateralized mortgage obligations	96,545	2,556	—	99,101

Total	$414,614	$13,522	$3,016	$425,120

The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2012 are as follows:

	Maturing				Securities With Variable Monthly Payments or Continual Call Dates	Total
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years
Government sponsored enterprises	$—	$—	$72	$2,125	$—	$2,197
States and political subdivisions	7,573	34,073	85,055	44,257	—	170,958
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	161,521	161,521
Collateralized mortgage obligations	—	—	—	—	120,255	120,255

Total amortized cost	$7,573	$34,073	$85,127	$46,382	$291,776	$464,931

Fair value	$7,589	$35,243	$90,845	$47,208	$296,050	$476,935

Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As auction rate money market preferred and preferred stocks have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.

A summary of the activity related to sales of AFS securities was as follows for the six month period ended June 30, 2012:

Proceeds from sales of securities	$24,241

Gross realized gains	$1,003

Applicable income tax expense	$341

There were no sales of AFS securities in the first six months of 2011. The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to AFS securities with gross unrealized losses at June 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2012
	Less Than Twelve Months		Over Twelve Months		Total Unrealized Losses
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
States and political subdivisions	$55	$6,768	$492	$2,482	$547
Auction rate money market preferred	—	—	626	2,574	626
Preferred stocks	—	—	873	5,927	873
Mortgage-backed securities	15	15,283	—	—	15
Collateralized mortgage obligations	47	4,686	—	—	47

Total	$117	$26,737	$1,991	$10,983	$2,108

Number of securities in an unrealized loss position:		24		8	32

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$51	$1,410	$—	$—	$51
Auction rate money market preferred	—	—	1,151	2,049	1,151
Preferred stocks	—	—	1,767	5,033	1,767
Mortgage-backed securities	47	24,291	—	—	47

Total	$98	$25,701	$2,918	$7,082	$3,016

Number of securities in an unrealized loss position:		6		6	12

As of June 30, 2012 and December 31, 2011, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

•	Has the value of the investment declined more than what is deemed to be reasonable based on a risk and maturity adjusted discount rate?

•	Is the issuer’s investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Is it more likely than not that we will not have to sell the security before recovery of its cost basis?

•	Has the duration of the investment been extended?

As of June 30, 2012, we held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. We determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of the issuers of these securities are deemed to be below investment grade, we do not intend to sell the securities in an unrealized loss position, and it is more likely than not that we will not have to sell the securities before recovery of their cost basis.

During the three month period ended March 31, 2012, we had one state issued student loan auction rate AFS investment security (which is included in states and political subdivisions) that was downgraded by Moody’s from A3 to Caa3. As a result of this downgrade, we engaged the services of an independent investment valuation firm to estimate the amount of credit losses (if any) related to this particular issue as of March 31, 2012. The evaluation calculated a range of estimated credit losses utilizing two different bifurcation methods: 1) Estimated Cash Flow Method and 2) Credit Yield Analysis Method. The two methods were then weighted, with a higher weighting applied to the Estimated Cash Flow Method, to determine the estimated credit related impairment. As a result of this analysis we, recognized an OTTI of $282 in the first quarter of 2012.

A summary of key valuation assumptions used in the aforementioned analysis as of March 31, 2012, follows:

Discounted Cash Flow Method
Ratings
Fitch	Not Rated
Moody’s	Caa3
S&P	A
Seniority	Senior
Discount rate	LIBOR + 6.35%

Credit Yield Analysis Method
Credit discount rate	LIBOR + 4.00%
Average observed discounts based on closed transactions	14.00%

To test for additional impairment of this security during the three months ended June 30, 2012, we obtained another investment valuation (from the same firm engaged to perform the March 31, 2012 valuation) as of June 30, 2012. Based on the results of this valuation, no additional OTTI was observed as of June 30, 2012.

A rollforward of credit related impairment recognized in earnings on available-for-sale securities in the three and six months ended June 30, 2012 was as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance at beginning of period	$282	$—
Additions to credit losses for which no previous OTTI was recognized	—	282

June 30, 2012	$282	$282

There were no credit losses recognized in on available-for-sale securities during 2011.

Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell these securities in an unrealized loss position, and that it is more likely than not that we will not have to sell the securities before recovery of their cost basis, we do not believe that the values of any other securities are other-than-temporarily impaired as of as of June 30, 2012 or December 31, 2011.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming and tourism, higher education, and general economic conditions of this region. Substantially all of the consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.

Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, and any deferred fees or costs. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the level yield method.

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

For loans that are placed on nonaccrual status or charged off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the allowance for loan losses. The interest on these loans is accounted for on the cash basis, until qualifying for return to accrual status. Loans are typically returned to accrual status after six months of continuous performance. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and state and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. We minimize our risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans generally require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports as deemed necessary.

We offer adjustable rate mortgages, fixed rate balloon mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to Freddie Mac. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in our portfolio, held for future sale, or sold upon origination. We consider the direction of interest rates, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell loans to Freddie Mac.

Our lending policies generally limit the maximum loan-to-value ratio on residential real estate loans to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan to value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers and reviewed internally. All mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $400 require the approval of our Internal Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.

Consumer loans include automobile loans, secured and unsecured personal loans, and overdraft protection related loans. Loans are amortized generally for a period of up to 6 years. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when we believe the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL.

The ALLL is evaluated on a regular basis and is based upon a periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the net realizable value of the loan’s underlying collateral or the net present value of the projected payment stream and our recorded investment. Historical loss allocations were calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding four years. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses Three Months Ended June 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
April 1, 2012	$5,728	$859	$3,702	$625	$1,461	$12,375
Loans charged off	(237)	—	(238)	(146)	—	(621)
Recoveries	42	—	20	63	—	125
Provision for loan losses	475	(426)	185	125	80	439

June 30, 2012	$6,008	$433	$3,669	$667	$1,541	$12,318

	Allowance for Loan Losses Six Months Ended June 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged off	(686)	—	(353)	(237)	—	(1,276)
Recoveries	128	—	61	130	—	319
Provision for loan losses	282	(570)	981	141	66	900

June 30, 2012	$6,008	$433	$3,669	$667	$1,541	$12,318

	Allowance for Loan Losses and Recorded Investment in Loans As of June 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$2,115	$133	$1,308	$—	$—	$3,556
Collectively evaluated for impairment	3,893	300	2,361	667	1,541	8,762

Total	$6,008	$433	$3,669	$667	$1,541	$12,318

Loans
Individually evaluated for impairment	15,271	2,955	8,248	82		26,556
Collectively evaluated for impairment	353,100	78,267	265,754	31,275		728,396

Total	$368,371	$81,222	$274,002	$31,357		$754,952

	Allowance for Loan Losses
	Three Months Ended June 30, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
April 1, 2011	$6,246	$776	$3,422	$622	$1,315	$12,381
Loans charged off	(214)	(1)	(555)	(139)	—	(909)
Recoveries	209	—	29	65	—	303
Provision for loan losses	497	(11)	(11)	112	16	603

June 30, 2011	$6,738	$764	$2,885	$660	$1,331	$12,378

	Allowance for Loan Losses
	Six Months Ended June 30, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(869)	(1)	(878)	(284)	—	(2,032)
Recoveries	346	—	103	168	—	617
Provision for loan losses	1,213	(268)	462	171	(158)	1,420

June 30, 2011	$6,738	$764	$2,885	$660	$1,331	$12,378

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$2,152	$822	$1,146	$—	$—	$4,120
Collectively evaluated for impairment	4,132	181	1,834	633	1,475	8,255

Total	$6,284	$1,003	$2,980	$633	$1,475	$12,375

Loans
Individually evaluated for impairment	$14,097	$3,384	$7,664	$105		$25,250
Collectively evaluated for impairment	351,617	71,261	270,696	31,467		725,041

Total	$365,714	$74,645	$278,360	$31,572		$750,291

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	June 30, 2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 – High quality	$27,077	$14,143	$41,220	$2,578	$2,199	$4,777
3 – High satisfactory	81,883	28,314	110,197	15,964	8,273	24,237
4 – Low satisfactory	124,323	51,092	175,415	25,173	19,382	44,555
5 – Special mention	12,303	2,691	14,994	1,088	3,022	4,110
6 – Substandard	17,658	5,196	22,854	1,704	1,363	3,067
7 – Vulnerable	2,556	92	2,648	—	—	—
8 – Doubtful	1,019	24	1,043	190	286	476

Total	$266,819	$101,552	$368,371	$46,697	$34,525	$81,222

	December 31, 2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 – High quality	$11,113	$11,013	$22,126	$3,583	$1,390	$4,973
3 – High satisfactory	90,064	29,972	120,036	11,154	5,186	16,340
4 – Low satisfactory	118,611	57,572	176,183	24,253	15,750	40,003
5 – Special mention	15,482	4,200	19,682	3,863	2,907	6,770
6 – Substandard	19,017	4,819	23,836	1,640	4,314	5,954
7 – Vulnerable	187	—	187	—	—	—
8 – Doubtful	3,621	43	3,664	190	415	605

Total	$258,095	$107,619	$365,714	$44,683	$29,962	$74,645

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

Credit where the borrower’s current net worth, paying capacity, and value of the collateral pledged is inadequate. There is a distinct possibility that the we will implement collection procedures if the loan deficiencies are not corrected. In addition, the following characteristics may apply:

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

Our primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2012
	Accruing Interest and Past Due:		Nonaccrual	Total Past Due and Nonaccrual	Current	Total
	30-89 Days	90 Days or More
Commercial
Commercial real estate	$3,505	$309	$3,818	$7,632	$259,186	$266,818
Commercial other	411	50	199	660	100,893	101,553

Total commercial	3,916	359	4,017	8,292	360,079	368,371

Agricultural
Agricultural real estate	206	—	356	562	46,135	46,697
Agricultural other	319	—	286	605	33,920	34,525

Total agricultural	525	—	642	1,167	80,055	81,222

Residential real estate
Senior liens	2,463	346	876	3,685	212,392	216,077
Junior liens	239	33	65	337	18,293	18,630
Home equity lines of credit	284	—	190	474	38,821	39,295

Total residential real estate	2,986	379	1,131	4,496	269,506	274,002

Consumer
Secured	145	1	—	146	26,290	26,436
Unsecured	33	—	—	33	4,888	4,921

Total consumer	178	1	—	179	31,178	31,357

Total	$7,605	$739	$5,790	$14,134	$740,818	$754,952

	December 31, 2011
	Accruing Interest and Past Due:			Total Past Due and Nonaccrual
	30-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,721	$364	$4,176	$6,261	$251,834	$258,095
Commercial other	426	3	25	454	107,165	107,619

Total commercial	2,147	367	4,201	6,715	358,999	365,714

Agricultural
Agricultural real estate	—	99	189	288	44,395	44,683
Agricultural other	2	—	415	417	29,545	29,962

Total agricultural	2	99	604	705	73,940	74,645

Residential real estate
Senior liens	3,004	124	1,292	4,420	213,181	217,601
Junior liens	235	40	94	369	20,877	21,246
Home equity lines of credit	185	125	198	508	39,005	39,513

Total residential real estate	3,424	289	1,584	5,297	273,063	278,360

Consumer
Secured	158	5	—	163	26,011	26,174
Unsecured	23	—	—	23	5,375	5,398

Total consumer	181	5	—	186	31,386	31,572

Total	$5,754	$760	$6,389	$12,903	$737,388	$750,291

Impaired Loans

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a chargeoff of its principal balance (in whole or in part);

2.	The loan has been classified as a Troubled Debt Restructuring (TDR); or

3.	The loan is in nonaccrual status.

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

The following is a summary of information pertaining to impaired loans as of and for the periods ended:

	June 30, 2012			December 31, 2011
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,128	$6,408	$1,893	$5,014	$5,142	$1,881
Commercial other	944	944	222	734	734	271
Agricultural other	2,046	2,046	133	2,689	2,689	822
Residential real estate senior liens	7,894	9,077	1,278	7,271	8,827	1,111
Residential real estate junior liens	164	268	30	195	260	35

Total impaired loans with a valuation allowance	$17,176	$18,743	$3,556	$15,903	$17,652	$4,120

Impaired loans without a valuation allowance
Commercial real estate	$5,946	$6,628		$7,984	$10,570
Commercial other	2,253	2,294		365	460
Agricultural real estate	357	357		190	190
Agricultural other	552	672		505	625
Home equity lines of credit	190	490		198	498
Consumer secured	82	95		105	114

Total impaired loans without a valuation allowance	$9,380	$10,536		$9,347	$12,457

Impaired loans
Commercial	$15,271	$16,274	$2,115	$14,097	$16,906	$2,152
Agricultural	2,955	3,075	133	3,384	3,504	822
Residential real estate	8,248	9,835	1,308	7,664	9,585	1,146
Consumer	82	95	—	105	114	—

Total impaired loans	$26,556	$29,279	$3,556	$25,250	$30,109	$4,120

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,444	$83	$6,165	$181
Commercial other	829	16	777	28
Agricultural other	2,145	36	2,306	73
Residential real estate senior liens	7,862	92	7,706	175
Residential real estate junior liens	175	2	183	4

Total impaired loans with a valuation allowance	$17,455	$229	$17,137	$461

Impaired loans without a valuation allowance
Commercial real estate	$6,789	$112	$7,299	$179
Commercial other	2,249	34	1,777	65
Agricultural real estate	274	—	232	—
Agricultural other	607	3	595	7
Home equity lines of credit	195	4	197	8
Consumer secured	89	1	95	3

Total impaired loans without a valuation allowance	$10,203	$154	$10,195	$262

Impaired loans
Commercial	$16,311	$245	$16,018	$453
Agricultural	3,026	39	3,133	80
Residential real estate	8,232	98	8,086	187
Consumer	89	1	95	3

Total impaired loans	$27,658	$383	$27,332	$723

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$2,570	$96	$3,490	$120
Commercial other	—	—	9	—
Agricultural other	1,776	9	1,776	42
Residential real estate senior liens	4,980	70	4,845	106
Residential real estate junior liens	184	3	186	4

Total impaired loans with a valuation allowance	$9,510	$178	$10,306	$272

Impaired loans without a valuation allowance
Commercial real estate	$4,085	$69	$3,151	$102
Commercial other	1,780	28	968	88
Agricultural real estate	190	—	95	(1)
Agricultural other	641	39	641	39
Residential real estate senior liens	337	(6)	201	—
Home equity lines of credit	1	—	—	—
Consumer secured	36	1	38	3

Total impaired loans without a valuation allowance	$7,070	$131	$5,094	$231

Impaired loans
Commercial	$8,435	$193	$7,618	$310
Agricultural	2,607	48	2,512	80
Residential real estate	5,502	67	5,232	110
Consumer	36	1	38	3

Total impaired loans	$16,580	$309	$15,400	$503

Impaired loans, which include TDRs, had $290 of unfunded commitments under lines of credit as of June 30, 2012.

Troubled Debt Restructurings

Loan modifications are considered to be TDR’s when a concession has been granted to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	It is likely that the borrower would default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was sufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDR’s for the three and six month periods ended June 30, 2012:

	Loans Restructured in the Three Month			Loans Restructured in the Six Month
	Period ended June 30, 2012			Period ended June 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial other	5	$305	$305	$26	$4,891	$4,891
Agricultural other	—	—	—	6	561	561
Residential real estate senior liens	7	684	684	12	1,405	1,405

Total	$12	$989	$989	$44	$6,857	$6,857

	Loans Restructured in the Three Month				Loans Restructured in the Six Month
	Period Ended June 30, 2012				Period Ended June 30, 2012
			Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period

	Below Market
	Interest Rate
		Pre-		Pre-		Pre-		Pre-
	Number	Modification	Number	Modification	Number	Modification	Number	Modification
	of	Recorded	of	Recorded	of	Recorded	of	Recorded
	Loans	Investment	Loans	Investment	Loans	Investment	Loans	Investment
Commercial other	3	$160	2	$145	24	$4,746	2	$145
Agricultural other	—	—	—	—	6	561	—	—
Residential real estate senior liens	4	324	3	360	4	324	8	1,081

Total	7	$484	5	$505	34	$5,631	10	$1,226

We did not restructure any loans through the forbearance of principal or accrued interest in the three or six month periods ended June 30, 2012.

Based on our historical loss experience, losses associated with TDR’s are not significantly different than other impaired loans within the same loan segment. As such, TDR’s, including TDR’s that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

Following is a summary of loans that defaulted in the three and six month periods ended June 30, 2012, which were modified within 12 months prior to the default date:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
		Pre-		Post-		Pre-		Post-
	Number	Default	Charge Off	Default	Number	Default	Charge Off	Default
	of	Recorded	Recorded	Recorded	of	Recorded	Recorded	Recorded
	Loans	Investment	Upon Default	Investment	Loans	Investment	Upon Default	Investment
Commercial other	2	$50	$25	$25	3	$132	$67	$65
Residential real estate senior liens	—	—	—	—	1	47	43	4
Consumer secured	1	8	8	—	1	8	8	—

Total	3	$58	$33	$25	5	$187	$118	$69

We had no loans that defaulted during the first six months of 2011, which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	June 30	December 31
	2012	2011
Troubled debt restructurings	$22,543	$18,756

NOTE 7 – EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.

Equity securities without readily determinable fair values consist of the following as of:

	June 30	December 31
	2012	2011
Federal Home Loan Bank Stock	$7,700	$7,380
Investment in Corporate Settlement Solutions	6,810	6,611
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	319	319

Total	$17,708	$17,189

NOTE 8 – BORROWED FUNDS

Borrowed funds consist of the following obligations as of:

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$154,000	2.18%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	53,824	0.20%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,708	3.51%	16,696	3.51%
Federal funds purchased	9,600	0.50%	—	—

Total	$234,132	1.75%	$216,136	2.42%

The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock. We had the ability to borrow up to an additional $100,781 based on assets currently pledged as collateral as of June 30, 2012. During the first quarter of 2012, we reduced funding costs by modifying the terms of $60,000 of FHLB advances.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	June 30		December 31
	2012		2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$2,000	4.90%	$17,000	2.97%
One year putable fixed rate advances due 2012	5,000	3.48%	15,000	4.10%
Variable rate advances due 2012	5,000	0.50%	—	—
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable fixed rate advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	—	—	25,000	3.16%
Fixed rate advances due 2015	42,000	1.12%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—
Fixed rate advances due 2020	10,000	1.98%	—	—

Total	$154,000	2.18%	$142,242	3.16%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $120,878 and $99,869 at June 30, 2012 and December 31, 2011, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The following table provides a summary of short term borrowings for the three and six month periods ended June 30:

	Three Months Ended June 30
	2012			2011
	Maximum Month-End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period	Maximum Month- End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,584	$58,045	0.20%	$43,138	$44,680	0.25%
Federal funds purchased	17,900	7,025	0.47%	18,300	4,539	0.54%

	Six Months Ended June 30
	2012			2011
	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period	Maximum Month- End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,584	$55,436	0.11%	$43,138	$40,715	0.25%
Federal funds purchased	17,900	3,552	0.23%	18,300	2,906	0.53%

We had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family residential real estate loans in the following amounts at:

	June 30 2012	December 31 2011
Pledged to secure borrowed funds	$316,349	$292,092
Pledged to secure repurchase agreements	120,878	99,869
Pledged for public deposits and for other purposes necessary or required by law	24,177	26,761

Total	$461,404	$418,722

We had no investment securities that are restricted to be pledged for specific purposes.

NOTE 9 – OTHER NONINTEREST EXPENSES

A summary of expenses included in other noninterest expenses are as follows for the three month and six month periods ended:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Marketing and donations	$535	$527	$1,029	$750
FDIC insurance premiums	213	331	428	665
Directors fees	209	206	419	417
Audit fees	154	167	330	323
Education and travel	139	99	266	204
Consulting fees	71	67	258	100
Printing and supplies	110	89	219	189
Postage and freight	94	96	195	196
Foreclosed asset and collection	(18)	177	79	277
Amortization of deposit premium	67	76	133	152
Legal fees	81	54	143	116
Other Losses	107	10	137	11
All other	425	394	810	723

Total	$2,187	$2,293	$4,446	$4,123

NOTE 10 – FEDERAL INCOME TAXES

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and six month periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Income taxes at 34% statutory rate	$1,250	$1,076	2,612	$2,004
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(388)	(385)	(779)	(768)
Earnings on corporate owned life insurance	(60)	(50)	(118)	(98)
Other	(141)	(162)	(292)	(256)

Total effect of nontaxable income	(589)	(597)	(1,189)	(1,122)
Effect of nondeductible expenses	11	13	22	23

Federal income tax expense	$672	$492	$1,445	$905

Included in OCI for the three and six month periods ended June 30, 2012 and 2011 are changes in unrealized holding gains, related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of OCI follows for the three and six month periods ended June 30:

Three Months Ended
	June 30, 2012			June 30, 2011
	Auction			Auction
	Rate			Rate
	Money			Money
	Market			Market
	Preferreds	All		Preferreds	All
	and	Other		and	Other
	Preferred Stocks	AFS Securities	Total	Preferred Stocks	AFS Securities	Total
Unrealized (losses) gains arising during the period	$(185)	$1,605	$1,420	$8	$3,568	$3,576
Tax effect	—	(546)	(546)	—	(1,212)	(1,212)

Other comprehensive (loss) income, net of tax	$(185)	$1,059	$874	$8	$2,356	$2,364

	Six Months Ended
	June 30, 2012			June 30, 2011
	Auction			Auction
	Rate			Rate
	Money			Money
	Market			Market
	Preferreds	All		Preferreds	All
	and	Other		and	Other
	Preferred Stocks	AFS Securities	Total	Preferred Stocks	AFS Securities	Total
Unrealized gains arising during the period	$1,419	$800	$2,219	$603	$4,726	$5,329
Reclassification adjustment for net realized gains included in net income	—	(1,003)	(1,003)	—	—	—
Reclassification adjustment for impairment loss included in net income	—	282	282	—	—	—

Net unrealized gains	1,419	79	1,498	603	4,726	5,329
Tax effect	—	(27)	(27)	—	(1,607)	(1,607)

Other comprehensive income, net of tax	$1,419	$52	$1,471	$603	$3,119	$3,722

NOTE 11 – DEFINED BENEFIT PENSION PLAN

We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We contributed $709 to the pension plan during the six month period ended June 30, 2012 and made no contributions to the plan in the six month period ended June 30, 2011. We do not anticipate any additional contributions to the plan over the remainder of 2012.

Following are the components of net periodic benefit cost for the three and six month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Interest cost on PBO	$117	$127	$235	$254
Expected return on plan assets	(127)	(130)	(254)	(261)
Amortization of unrecognized actuarial net loss	73	39	146	77

Net periodic benefit cost	$63	$36	$127	$70

NOTE 12 – FAIR VALUE

Following is a description of the valuation methodologies, key inputs, and an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.

Cash and demand deposits due from banks: The carrying amounts of cash and short term investments, including Federal funds sold, approximate fair values. As such, we classify cash and demand deposits due from banks as Level 1.

Certificates of deposit held in other financial institutions: Interest bearing balances held in unaffiliated financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics. As such, we classify certificates of deposits held in other financial institutions as Level 2.

Investment securities: Investment securities are recorded at fair value on a recurring basis. Level 1 fair value measurement is based upon quoted prices for identical instruments. Level 2 fair value measurement is based upon quoted prices for similar instruments. If quoted prices are not available, fair values are measured using independent pricing models or other model based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. The values for Level 1 and Level 2 investment securities are generally obtained from an independent third party. On a quarterly basis, we compare the values provided to alternative pricing sources.

Due to the limited trading activity of certain auction rate money market preferred securities and preferred stocks we measured these securities using Level 3 inputs as of June 30, 2011. As the markets for these securities normalized and established regular trading patterns, we measured preferred stocks utilizing Level 1 inputs and an auction rate money market preferred security utilizing Level 2 inputs as of December 31, 2011 and continued to measure at these levels as of June 30, 2012.

The table below represents the activity in auction rate money market preferred available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Level 3 inputs at beginning of period	$2,803	$2,865
Net unrealized gains (losses)	31	(31)

Level 3 inputs—June 30	$2,834	$2,834

		`

The table below represents the activity in preferred stock available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the:

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011
Level 3 inputs at beginning of period	$7,593	$6,936
Net unrealized (losses) gains	(23)	634

Level 3 inputs—June 30	$7,570	$7,570

We had no financial instruments measured with Level 3 inputs on a recurring basis during 2012.

Mortgage loans available-for-sale: Mortgage loans available-for-sale are carried at the lower of cost or fair value. The fair value of mortgage loans available-for-sale are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

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

We do not record loans at fair value on a recurring basis. However, from time to time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.

We review the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, management utilizes independent appraisals, broker price opinions, or internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. We use these valuations to determine if any charge offs or specific reserves are necessary. We may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.

Impaired loans where an allowance is established based on the net realizable value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraisal value, we record the loan as nonrecurring Level 2. When a current appraised value is not available or we determine the fair value of collateral is further impaired below the appraised value, the impaired loan is classified as nonrecurring Level 3.

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of June 30, 2012:

Valuation Techniques	Fair Value	Unobservable Input	Range
		Duration of cash flows	20 - 120 Months
Discounted cash flow	$6,750	Reduction in interest rate from original loan terms	2.13% - 3.38%

		Discount applied to
		collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$16,250	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
		Estimated liquidation costs	10%

Accrued interest: The carrying amounts of accrued interest approximate fair value. As such, we classify accrued interest as Level 1.

Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Goodwill is typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. Acquisition intangibles are tested for impairment with a cash flow valuation. This valuation method requires a significant degree of judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2012 and 2011 there were no impairments recorded on goodwill and other acquisition intangibles.

Equity securities without readily determinable fair values: We have investments in equity securities without readily determinable fair values as well as investments in joint ventures. The assets are individually reviewed for impairment on an annual basis, or more frequently if an indication of impairment exists, by comparing the carrying value to the estimated fair value. The lack of an independent source to validate fair value estimates, including the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. We classify nonmarketable equity securities and investments in joint ventures subjected to nonrecurring fair value adjustments as Level 3. During 2012 and 2011, there were no impairments recorded on equity securities without readily determinable fair values.

Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral and as such, we classify foreclosed assets as a nonrecurring Level 2. When the net realizable value of the collateral is further impaired below the appraised value but there is no observable market price, we record the foreclosed asset as nonrecurring Level 3.

Originated mortgage servicing rights: OMSR is subject to impairment testing. A valuation model, which utilizes a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and a discount rate determined by management, is used for impairment testing. If the valuation model reflects a value less than the carrying value, originated mortgage servicing rights are adjusted to fair value through a valuation allowance as determined by the model. As such, we classify loan servicing rights subject to nonrecurring fair value adjustments as Level 2.

Deposits: The fair value of demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), and are classified as Level 1. Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. As such, certificates of deposit are classified as Level 2.

Borrowed funds: The carrying amounts of federal funds purchased, borrowings under overnight repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analyses based on current incremental borrowing arrangements.

We elected to measure a portion of borrowed funds at fair value as of December 31, 2011. These borrowings were recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income. As such, other borrowed funds are classified as Level 2.

The activity in borrowings which the Corporation has elected to carry at fair value was as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Borrowings carried at fair value—beginning of year	$—	$10,343	$5,242	$10,423
Paydowns and maturities	—	—	(5,209)	—
Net unrealized change in fair value	—	(37)	(33)	(117)

Borrowings carried at fair value—June 30	$—	$10,306	$—	$10,306

Unpaid principal balance—June 30	$—	$10,000	$—	$10,000

Commitments to extend credit, standby letters of credit and undisbursed loans: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standings. As we do not charge fees for lending commitments outstanding, it is not practicable to estimate the fair value of these instruments.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement.

Estimated Fair Values of Financial Instruments Not Recorded at Fair Value in their Entirety on a Recurring Basis

Disclosure of the estimated fair values of financial instruments, which differ from carrying values, often requires the use of estimates. In cases where quoted market values in an active market are not available, we use present value techniques and other valuation methods to estimate the fair values of our financial instruments. These valuation methods require considerable judgment and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used.

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	June 30, 2012
	Carrying	Estimated
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$20,251	$20,251	$20,251	$—	$—
Certicates of deposit held in other financial institutions	6,880	6,906	—	6,906	—
Mortgage loans available-for-sale	2,347	2,413	—	2,413	—
Total loans	754,952	768,354	—	741,798	26,556
Less allowance for loan losses	(12,318)	(12,318)	—	(8,762)	(3,556)

Net loans	742,634	756,036	—	733,036	23,000

Accrued interest receivable	5,217	5,217	5,217	—	—
Equity securities without readily determinable fair values (1)	17,708	17,708	—	—	—
Originated mortgage servicing rights	2,424	2,424	—	2,424	—
LIABILITIES
Deposits without stated maturities	499,900	499,900	499,900	—	—
Deposits with stated maturities	478,928	491,475	—	491,475	—
Borrowed funds	234,132	240,869	—	240,869	—
Accrued interest payable	809	809	809	—	—

(1)	Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy.

	December 31, 2011
	Carrying	Estimated
	Value	Fair Value
ASSETS
Cash and demand deposits due from banks	$28,590	$28,590
Certificates of deposit held in other financial institutions	8,924	8,977
Mortgage loans available-for-sale	3,205	3,252
Total loans	750,291	769,177
Less allowance for loan losses	(12,375)	(12,375)

Net loans	737,916	756,802

Accrued interest receivable	5,848	5,848
Equity securities without readily determinable fair values	17,189	17,189
Originated mortgage servicing rights	2,374	2,374

LIABILITIES
Deposits without stated maturities	476,627	476,627
Deposits with stated maturities	481,537	499,644
Borrowed funds	210,894	222,538
Accrued interest payable	967	967

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2012				December 31, 2011
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$1,998	$—	$1,998	$—	$4,710	$—	$4,710	$—
Available-for-sale investment securities
Government sponsored enterprises	2,231	—	2,231	—	397	—	397	—
States and political subdivisions	178,654	—	178,654	—	174,938	—	174,938	—
Auction rate money market preferred	2,574	—	2,574	—	2,049	—	2,049	—
Preferred stocks	5,927	5,927	—	—	5,033	5,033	—	—
Mortgage-backed securities	164,497	—	164,497	—	143,602	—	143,602	—
Collateralized mortgage obligations	123,052	—	123,052	—	99,101	—	99,101	—

Total available-for-sale investment securities	476,935	5,927	471,008	—	425,120	5,033	420,087	—
Borrowed funds	—	—	—	—	5,242	—	5,242	—
Nonrecurring items
Impaired loans (net of the allowance for loan losses)	23,000	—	—	23,000	21,130	—	—	21,130
Originated mortgage servicing rights	2,424	—	2,424	—	2,374	—	2,374	—
Foreclosed assets	2,362	—	2,362	—	1,876	—	1,876	—

	$506,719	$5,927	$477,792	$23,000	$460,452	$5,033	$434,289	$21,130

Percent of assets and liabilities measured at fair value		1.17%	94.29%	4.54%		1.09%	94.32%	4.59%

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and six month periods ended June 30, 2012 and 2011, are summarized as follows:

	Three Months Ended June 30
	2012			2011
Description	Trading Gains and (Losses)	Other Gains and (Losses)	Total	Trading Gains and (Losses)	Other Gains and (Losses)	Total
Recurring Items
Trading securities	$(16)	$—	$(16)	$(8)	$—	$(8)
Borrowed funds	—	—	—	—	37	37
Nonrecurring Items
Foreclosed assets	—	—	—	—	(25)	(25)
Originated mortgage servicing rights	—	(32)	(32)	—	(25)	(25)

Total	$(16)	$(32)	$(48)	$(8)	$(13)	$(21)

	Six Months Ended June 30
	2012			2011
Description	Trading Losses	Other Gains and (Losses)	Total	Trading Losses	Other Gains and (Losses)	Total
Recurring items
Trading securities	$(32)	$—	$(32)	$(27)	$—	$(27)
Borrowed funds	—	33	33	—	117	117
Nonrecurring items
Foreclosed assets	—	(17)	(17)	—	(35)	(35)
Originated mortgage servicing rights	—	42	42	—	(18)	(18)

Total	$(32)	$58	$26	$(27)	$64	$37

NOTE 13 – OPERATING SEGMENTS

Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of Isabella Bank as of June 30, 2012 and 2011 and each of the three and six month periods then ended, represented 90% or more of the our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ISABELLA BANK CORPORATION FINANCIAL REVIEW

(All dollars in thousands, except per share data)

This section reviews the financial condition and results of operations of Isabella Bank Corporation and its subsidiaries for the three and six month periods ended June 30, 2012 and 2011. This analysis should be read in conjunction with our 2011 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 3 of this report. A comprehensive list of acronyms and abbreviations used throughout this discussion is included in “Note 1 – Basis of Presentation” of our interim condensed consolidated financial statements.

Executive Summary

While there have been slight improvements in the local, regional, and national economies, there still remains a large degree of economic uncertainty. Despite the challenges of the current economic environment and increased regulatory compliance costs, we continue to remain profitable. Our continued success throughout these challenging times is a direct result of our unwavering focus on community banking principles, prudent underwriting standards, and long term sustainable growth. These values have enabled us to continue to meet the needs of the communities we serve which translates in increased shareholder value.

As a result of our continued success and our desire to expand into complimentary markets, we are anticipating opening a new full service banking office in Freeland, Michigan in late fall 2012. The new location will complement our existing office locations and increase our brand awareness in the Freeland area.

Recent Legislation

The Health Care and Education Act of 2010 and the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already or could have a significant impact on the Corporation’s operating results in future periods. While the legislation has been passed for these acts, much of the regulations have yet to be written. As such, some of the potential impact on our operations has yet to be determined. Of these three acts, The Dodd-Frank Act has had, and is likely to have, the most significant impact. It made sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. As a result of the implementation of some of the provisions, we have had increases in compensation costs and this trend is expected to continue.

In June 2012, the FFIEC proposed new capital requirements for all financial institutions. In general, the proposal adds a new capital standard of equity capital to assets and increases the minimum capital ratios to be considered well capitalized. While these proposals are not yet final, they could significantly impact our capital requirements, which could impact our ability to pay dividends.

RESULTS OF OPERATIONS

Selected Financial Data

The following table outlines the results of operations and provides certain performance measures for:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011
INCOME STATEMENT DATA
Interest income	$14,188	$14,669	$28,392	$28,907
Interest expense	3,429	4,101	7,133	8,154

Net interest income	10,759	10,568	21,259	20,753
Provision for loan losses	439	603	900	1,420
Noninterest income	2,544	1,978	6,085	3,926
Noninterest expenses	9,188	8,779	18,761	17,366
Federal income tax expense	672	492	1,445	905

Net Income	$3,004	$2,672	$6,238	$4,988

PER SHARE
Basic earnings	0.40	0.35	0.82	0.66
Diluted earnings	0.39	0.34	0.80	0.64
Dividends	0.20	0.19	0.40	0.38
Market value*	24.85	17.48	24.85	17.48
Tangible book value*	14.37	13.54	14.37	13.54
BALANCE SHEET DATA
At end of period
Loans	754,952	746,294	754,952	746,294
Total assets	1,381,496	1,281,270	1,381,496	1,281,270
Deposits	978,828	924,199	978,828	924,199
Shareholders’ equity	159,855	151,514	159,855	151,514
Average balance
Loans	748,223	742,439	746,072	738,535
Total assets	1,369,240	1,274,865	1,362,675	1,259,685
Deposits	972,953	922,213	975,835	914,183
Shareholders’ equity	154,627	146,152	155,374	146,150
PERFORMANCE RATIOS
Return on average total assets (annualized)	0.88%	0.84%	0.92%	0.79%
Return on average shareholders’ equity (annualized)	7.77%	7.31%	8.03%	6.83%
Return on average tangible equity (annualized)	11.11%	10.76%	11.66%	10.12%
Net interest margin yield (FTE annualized)	3.73%	3.95%	3.71%	3.93%
Loan to deposit*	77.13%	80.75%	77.13%	80.75%
Nonperforming loans to total loans*	0.86%	0.90%	0.86%	0.90%
Nonperforming assets to total assets*	0.64%	0.67%	0.64%	0.67%
ALLL to nonperforming loans*	188.67%	183.41%	188.67%	183.41%

CAPITAL RATIOS
Shareholders’ equity to assets*	11.57%	11.83%	11.57%	11.83%
Tier 1 capital to average assets*	8.24%	8.16%	8.24%	8.16%
Tier 1 risk-based capital*	13.19%	12.52%	13.19%	12.52%
Total risk-based capital*	14.44%	13.77%	14.44%	13.77%

*	At end of period

Net Interest Income

Net interest income is our primary source of income. Interest income includes loan fees of $809 and $1,456 for the three and six month periods ended June 30, 2012, respectively, as compared to $655 and $1,221 during the same periods in 2011. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

AVERAGE BALANCES, INTEREST RATE, AND NET INTEREST INCOME

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. This schedule also presents an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

The following table displays the results for the three month periods ended June 30:

	2012			2011
	Average Balance	Tax Equivalent Interest	Average Yield\ Rate	Average Balance	Tax Equivalent Interest	Average Yield\ Rate
INTEREST EARNING ASSETS
Loans	$748,223	$10,849	5.80%	$742,439	$11,464	6.18%
Taxable investment securities	316,237	1,988	2.51%	233,681	1,836	3.14%
Nontaxable investment securities	144,492	1,983	5.49%	134,898	1,942	5.76%
Trading account securities	2,496	33	5.29%	5,089	71	5.58%
Other	25,911	113	1.74%	33,529	133	1.59%

Total earning assets	1,237,359	14,966	4.84%	1,149,636	15,446	5.37%

NONEARNING ASSETS
Allowance for loan losses	(12,586)			(12,551)
Cash and demand deposits due from banks	18,572			19,361
Premises and equipment	24,948			24,135
Accrued income and other assets	100,947			94,284

Total assets	$1,369,240			$1,274,865

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$167,399	50	0.12%	$150,696	47	0.12%
Savings deposits	210,872	109	0.21%	195,856	122	0.25%
Time deposits	475,996	2,209	1.86%	464,685	2,607	2.24%
Borrowed funds	227,360	1,061	1.87%	193,669	1,325	2.74%

Total interest bearing liabilities	1,081,627	3,429	1.27%	1,004,906	4,101	1.63%

NONINTEREST BEARING LIABILITIES
Demand deposits	118,686			110,976
Other	14,300			12,831
Shareholders’ equity	154,627			146,152

Total liabilities and shareholders’ equity	$1,369,240			$1,274,865

Net interest income (FTE)		$11,537			$11,345

Net yield on interest earning assets (FTE)			3.73%			3.95%

The following table displays the results for the six month periods ended June 30:

	2012			2011
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$746,072	$21,789	5.84%	$738,535	$22,825	6.18%
Taxable investment securities	300,689	3,877	2.58%	217,595	3,349	3.08%
Nontaxable investment securities	141,560	3,948	5.58%	134,706	3,870	5.75%
Trading account securities	3,457	97	5.61%	5,308	148	5.58%
Other	37,246	242	1.30%	38,405	267	1.39%

Total earning assets	1,229,024	29,953	4.87%	1,134,549	30,459	5.37%

NONEARNING ASSETS
Allowance for loan losses	(12,597)			(12,568)
Cash and demand deposits due from banks	19,442			19,935
Premises and equipment	24,974			24,323
Accrued income and other assets	101,832			93,446

Total assets	$1,362,675			$1,259,685

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$170,153	104	0.12%	$150,962	93	0.12%
Savings deposits	209,047	231	0.22%	193,002	246	0.25%
Time deposits	477,843	4,545	1.90%	461,030	5,222	2.27%
Borrowed funds	219,386	2,253	2.05%	188,306	2,593	2.75%

Total interest bearing liabilities	1,076,429	7,133	1.33%	993,300	8,154	1.64%

NONINTEREST BEARING LIABILITIES
Demand deposits	118,792			109,189
Other	12,080			11,046
Shareholders’ equity	155,374			146,150

Total liabilities and shareholders’ equity	$1,362,675			$1,259,685

Net interest income (FTE)		$22,820			$22,305

Net yield on interest earning assets (FTE)			3.71%			3.93%

VOLUME AND RATE VARIANCE ANALYSIS

The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:

Volume Variance—change in volume multiplied by the previous year’s rate.

Rate Variance—change in the FTE rate multiplied by the previous year’s volume.

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended June 30, 2012 Compared to June 30, 2011 Increase (Decrease) Due to			Six Months Ended June 30, 2012 Compared to June 30, 2011 Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$89	$(704)	$(615)	$231	$(1,267)	$(1,036)
Taxable investment securities	566	(414)	152	1,133	(605)	528
Nontaxable investment securities	134	(93)	41	193	(115)	78
Trading account securities	(34)	(4)	(38)	(52)	1	(51)
Other	(32)	12	(20)	(8)	(17)	(25)

Total changes in interest income	723	(1,203)	(480)	1,497	(2,003)	(506)

CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	5	(2)	3	12	(1)	11
Savings deposits	9	(22)	(13)	19	(34)	(15)
Time deposits	62	(460)	(398)	185	(862)	(677)
Borrowed funds	205	(469)	(264)	385	(725)	(340)

Total changes in interest expense	281	(953)	(672)	601	(1,622)	(1,021)

Net change in interest margin (FTE)	$442	$(250)	$192	$896	$(381)	$515

Historically low interest rates continue to compress our net interest margin yield. Some of this margin compression has also been caused by a shift in composition of earning assets. Our strategy of growing net interest income through volume has increased our reliance on investment securities to generate this interest income as loan demand continues to be soft. This strategy has led to increases in net interest income at the cost of accelerating the reduction in net interest margin yield as investment securities earn lower returns than loans. To offset some of the declines in net interest margin yield, we reduced future interest expense by restructuring $60,000 of FHLB advances in the first quarter of 2012. This modification strategy is anticipated to reduce interest expense by approximately $450 for 2012.

Despite these efforts, we anticipate that net interest margin yield will continue to decline due to the following factors:

•

While acknowledging some improvement in the economy, the Federal Open Market Committee (“FOMC”) continues its stance for accommodative monetary policy by stating that the federal funds rate would likely remain at exceptionally low levels at least through late 2014, coupled with continued discussions of additional economic stimulus.

•	As loan demand is expected to remain soft, investment securities will continue to increase as a percentage of earning assets.

•	The rates earned on interest earning assets will continue to decline faster than rates paid on interest bearing liabilities.

Allowance for Loan Losses

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent our single largest concentration of risk. The ALLL is our estimation of probable losses inherent in the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment allocations, historical losses, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the loan portfolio.

The following table summarizes our charge off and recovery activity for the:

	Three Months Ended		Six Months Ended
	June 30 2012	June 30 2011	June 30 2012	June 30 2011
Allowance for loan losses at beginning of period	$12,375	$12,381	$12,375	$12,373
Loans charged off
Commercial and agricultural	237	215	686	870
Residential real estate	238	555	353	878
Consumer	146	139	237	284

Total loans charged off	621	909	1,276	2,032

Recoveries
Commercial and agricultural	42	209	128	346
Residential real estate	20	29	61	103
Consumer	63	65	130	168

Total recoveries	125	303	319	617
Provision for loan losses	439	603	900	1,420

Allowance for loan losses at end of period	$12,318	$12,378	$12,318	$12,378

Net loans charged off	$496	$606	$957	$1,415
Average loans outstanding	748,223	742,439	746,072	738,535

Net loans charged off to average loans outstanding	0.07%	0.08%	0.13%	0.19%

Total amount of loans outstanding at end of period	$754,952	$746,294	$754,952	$746,294

Allowance for loan losses as a % of loans at end of period	1.63%	1.66%	1.63%	1.66%

As shown in the preceding table, the level of net chargeoffs continues to decline. This trend has allowed us to reduce our provision in, which has led to a decline in the ALLL in both amount and as a percentage of loans. For further discussion on the allocation of the ALLL, see “Note 6 – Loans and Allowance for Loan Losses” to our interim condensed consolidated financial statements.

Loans Past Due and Loans in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 6 – Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

Troubled Debt Restructurings

We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has allowed certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant increase in the level of loans classified as TDR. The implementation of ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” has also contributed to the increased level of TDR’s. The modifications have been extremely successful for us and our customers as very few of the modified loans have resulted in foreclosures. Troubled debt restructurings that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance.

The following table summarizes our troubled debt restructurings component of impaired loans as of:

	June 30, 2012			December 31, 2011
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,101	$2,601	$20,702	$16,125	$514	$16,639	$4,063
Past due 30-89 days	1,533	96	1,629	1,614	429	2,043	(414)
Past due 90 days or more	—	212	212	—	74	74	138

Total troubled debt restructurings	$19,634	$2,909	$22,543	$17,739	$1,017	$18,756	$3,787

Additional disclosures about TDR’s are included in “Note 6 – Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

Nonperforming Assets

The following table summarizes our nonperforming assets as of:

	June 30 2012	December 31 2011
Nonaccrual loans	$5,790	$6,389
Accruing loans past due 90 days or more	739	760

Total nonperforming loans	6,529	7,149
Other real estate owned	2,320	1,867
Repossessed assets	42	9

Total nonperforming assets	$8,891	$9,025

Nonperforming loans as a % of total loans	0.86%	0.95%

Nonperforming assets as a % of total assets	0.64%	0.67%

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

Included in the nonaccrual loan balances above were credits currently classified as troubled debt restructurings as of:

	June 30 2012	December 31 2011
Commercial and agricultural	$2,679	$520
Residential real estate	230	497

Total	$2,909	$1,017

Included in commercial and agricultural loans were nonaccrual loans with balances in excess of $1,000 as of:

	June 30, 2012		December 31, 2011
	Outstanding Balance	Specific Allocation	Outstanding Balance	Specific Allocation
Loan 1	$1,122	$107	$—	$—
Loan 2	997	A	1,014	A
Loan 3	—	—	1,900	B
Other not individually significant	2,540		1,891

Total	$4,659		$4,805

A —	No specific allocation as the net realizable value of the loan’s underlying collateral value exceeded the loan’s carrying balance.
B —	No specific allocation established for this loan as it was charged down to reflect the current market value of the real estate.

There were no other individually significant credits included in nonaccrual loans as of June 30, 2012 or December 31, 2011.

Additional disclosures about nonaccrual loans are included in “Note 6 – Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a chargeoff. We believe that all loans deemed to be impaired have been recognized.

We believe that the level of the ALLL is appropriate as we have yet to see a consistent and sustainable economic recovery and our net loans charged off, past due loans, and nonperforming loans remain at historically high levels. We will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the allowance for loan losses remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2012	2011	$	%
Service charges and fees
NSF and overdraft fees	$597	$651	$(54)	-8.3%
ATM and debit card fees	477	441	36	8.2%
Trust fees	266	267	(1)	-0.4%
Freddie Mac servicing fee	187	174	13	7.5%
Service charges on deposit accounts	84	83	1	1.2%
Net originated mortgage servicing rights loss	(13)	(36)	23	N/M
All other	30	37	(7)	-18.9%

Total service charges and fees	1,628	1,617	11	0.7%
Gain on sale of mortgage loans	279	53	226	426.4%
Net loss on trading securities	(16)	(8)	(8)	-100.0%
Net gain on borrowings measured at fair value	—	37	(37)	-100.0%
Other
Earnings on corporate owned life insurance policies	177	145	32	22.1%
Brokerage and advisory fees	137	144	(7)	-4.9%
Income from investment in Corporate Settlement Solutions	167	(147)	314	N/M
All other	172	137	35	25.5%

Total other	653	279	374	134.1%

Total noninterest income	$2,544	$1,978	$566	28.6%

	Six Months Ended June 30
			Change
	2012	2011	$	%
Service charges and fees
NSF and overdraft fees	$1,155	$1,222	$(67)	-5.5%
ATM and debit card fees	934	844	90	10.7%
Trust fees	516	488	28	5.7%
Freddie Mac servicing fee	378	356	22	6.2%
Service charges on deposit accounts	158	158	—	0.0%
Net originated mortgage servicing rights gain (loss)	50	(50)	100	N/M
All other	66	75	(9)	-12.0%

Total service charges and fees	3,257	3,093	164	5.3%
Gain on sale of mortgage loans	658	182	476	261.5%
Net loss on trading securities	(32)	(27)	(5)	-18.5%
Net gain on borrowings measured at fair value	33	117	(84)	-71.8%
Gain on sale of available-for-sale investment securities	1,003	—	1,003	N/M
Other
Earnings on corporate owned life insurance policies	348	287	61	21.3%
Brokerage and advisory fees	267	283	(16)	-5.7%
Income from investment in Corporate Settlement Solutions	199	(284)	483	N/M
All other	352	275	77	28.0%

Total other	1,166	561	605	107.8%

Total noninterest income	$6,085	$3,926	$2,159	55.0%

Significant changes in noninterest income are detailed below:

•

We continuously analyze various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, we make any necessary adjustments to ensure that our fee structure is within the range of our competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft represent the largest single component of service charges and fees. While we have experienced significant increases in deposit accounts, NSF and overdraft fees have declined. This decline has been the result of reduced overdraft activity by our customers as well as changes in banking regulations. Based on this trend, we do not anticipate a significant change in NSF and overdraft fees in the foreseeable future.

•

As customers have continued to increase their dependence on ATM and debit cards, we have seen a corresponding increase in fees. We do not anticipate significant changes to ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of debit cards increases.

•

The recent decline in offering rates on residential real estate loans has led to a significant increase in the level of refinancing activity. This increase in activity has resulted in substantial increases in the gain on sale of mortgage loans, while contributing to fluctuations in the value of our OMSR portfolio. Additionally, this increased refinancing activity has also been the primary driver behind the increase in income from Corporate Settlement Solutions as their primary sources of revenues are title insurance policies and fees for mortgage closings. We anticipate this trend to continue for the remainder of 2012.

•	Fluctuations in the gains and losses related to trading securities and borrowings measured at fair value are caused by interest rate variances.

•

During the first quarter of 2012, we identified several pools of mortgage-backed securities with significant unrealized gains. As the interest rates of the underlying mortgages were significantly higher than the current offering rates for similar mortgages, we elected to realize these gains through the sales of such securities as the investments would have likely been paid off in the near term through refinancing activity. We do not anticipate any further significant investment sales during the remainder of 2012.

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

Noninterest Expenses

Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, available-for-sale security impairment loss, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2012	2011	$	%
Compensation and benefits
Compensation	$3,820	$3,513	$307	8.7%
Benefits	1,412	1,233	179	14.5%

Total compensation and benefits	5,232	4,746	486	10.2%

Occupancy
Outside services	153	145	8	5.5%
Depreciation	155	150	5	3.3%
Property taxes	130	130	—	0.0%
Utilities	98	106	(8)	-7.5%
Building repairs	42	59	(17)	-28.8%
All other	21	23	(2)	-8.7%

Total occupancy	599	613	(14)	-2.3%

Furniture and equipment
Computer / service contracts	534	465	69	14.8%
Depreciation	443	485	(42)	-8.7%
ATM and debit card fees	179	157	22	14.0%
All other	14	20	(6)	-30.0%

Total furniture and equipment	1,170	1,127	43	3.8%

Other
Marketing and donations	535	527	8	1.5%
FDIC insurance premiums	213	331	(118)	-35.6%
Directors fees	209	206	3	1.5%
Audit fees	154	167	(13)	-7.8%
Education and travel	139	99	40	40.4%
Consulting fees	71	67	4	6.0%
Printing and supplies	110	89	21	23.6%
Postage and freight	94	96	(2)	-2.1%
Foreclosed asset and collection	(18)	177	(195)	-110.2%
Amortization of deposit premium	67	76	(9)	-11.8%
Legal fees	81	54	27	50.0%
All other	532	404	128	31.7%

Total other	2,187	2,293	(106)	-4.6%

Total noninterest expenses	$9,188	$8,779	$409	4.7%

	Six Months Ended June 30
			Change
	2012	2011	$	%
Compensation and benefits
Compensation	$7,648	$7,069	$579	8.2%
Benefits	2,885	2,682	203	7.6%

Total compensation and benefits	10,533	9,751	782	8.0%

Occupancy
Outside services	300	307	(7)	-2.3%
Depreciation	309	298	11	3.7%
Property taxes	259	258	1	0.4%
Utilities	224	233	(9)	-3.9%
Building repairs	107	119	(12)	-10.1%
All other	41	44	(3)	-6.8%

Total occupancy	1,240	1,259	(19)	-1.5%

Furniture and equipment
Computer / service contracts	1,014	925	89	9.6%
Depreciation	886	984	(98)	-10.0%
ATM and debit card fees	330	296	34	11.5%
All other	30	28	2	7.1%

Total furniture and equipment	2,260	2,233	27	1.2%

Available-for-sale security impairment loss	282	—	282	N/M
Other
Marketing and donations	1,029	750	279	37.2%
FDIC insurance premiums	428	665	(237)	-35.6%
Directors fees	419	417	2	0.5%
Audit fees	330	323	7	2.2%
Education and travel	266	204	62	30.4%
Consulting fees	258	100	158	158.0%
Printing and supplies	219	189	30	15.9%
Postage and freight	195	196	(1)	-0.5%
Foreclosed asset and collection	79	277	(198)	-71.5%
Amortization of deposit premium	133	152	(19)	-12.5%
Legal fees	143	116	27	23.3%
All other	947	734	213	29.0%

Total other	4,446	4,123	323	7.8%

Total noninterest expenses	$18,761	$17,366	$1,395	8.0%

Significant changes in noninterest expenses are detailed below:

•

The increase in compensation is due to annual merit increases and our continued growth as well as additional staff additions to help comply with the Dodd Frank Act and other recently passed regulations. Benefit costs increased significantly during the second quarter as a result of increased pension expenses, which was triggered by a reduction in the plan’s discount rate. We expect that pension expenses will exceed budgeted levels by an additional $70 over the remainder of 2012 as a result of this discount rate reduction.

•

Marketing and donations relations expenses increased in 2012 primarily as a result of increased contribution expense to the Isabella Bank Foundation. Marketing and donations are expected to normalize throughout the remainder of 2012.

•	FDIC insurance premiums have declined since 2011 due to a change in the premium calculation. These premiums are expected to approximate current levels for the remainder of 2012.

•

The increase in consulting fees is primarily related to consulting services employed to review the FHLB advance restructure (see “Volume and Rate Variance Analysis”, above). Consulting fees are anticipated to approximate current levels for the remainder of 2012.

•

As a result of decreases in foreclosure and repossession activity, we have seen significant declines in foreclosed asset and collection expenses. These expenses have also declined as we have been able to recover expenses through our collection efforts. These collection efforts have actually led to a net negative expense for the current quarter. Foreclosed asset and collection expenses are expected to decline for the remainder of 2012.

•

During the first quarter of 2012, we recorded a credit impairment on an AFS investment security through earnings due to a bond being downgraded by Moody’s to Caa3. We will continue to monitor the investment portfolio throughout the year for other potential other-than-temporary impairments. For further discussion, see “Note 5 – Available-For-Sale Securities” to the interim condensed consolidated financial statements.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	June 30 2012	December 31 2011	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$20,251	$28,590	$(8,339)	-29.17%
Certificates of deposit held in other financial institutions	6,880	8,924	(2,044)	-22.90%
Trading securities	1,998	4,710	(2,712)	-57.58%
Available-for-sale securities	476,935	425,120	51,815	12.19%
Mortgage loans available-for-sale	2,347	3,205	(858)	-26.77%
Loans	754,952	750,291	4,661	0.62%
Allowance for loan losses	(12,318)	(12,375)	57	N/M
Premises and equipment	24,729	24,626	103	0.42%
Corporate owned life insurance	22,423	22,075	348	1.58%
Accrued interest receivable	5,217	5,848	(631)	-10.79%
Equity securities without readily determinable fair values	17,708	17,189	519	3.02%
Goodwill and other intangible assets	46,659	46,792	(133)	-0.28%
Other assets	13,715	12,930	785	6.07%

TOTAL ASSETS	$1,381,496	$1,337,925	$43,571	3.26%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$978,828	$958,164	$20,664	2.16%
Borrowed funds	234,132	216,136	17,996	8.33%
Accrued interest payable and other liabilities	8,681	8,842	(161)	-1.82%

Total liabilities	1,221,641	1,183,142	38,499	3.25%
Shareholders’ equity	159,855	154,783	5,072	3.28%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,381,496	$1,337,925	$43,571	3.26%

As shown above, we were able to grow our balance sheet since December 31, 2011. The growth in deposits was supplemented by an increase in borrowed funds. As loans have remained essentially unchanged since year end 2011, these funds were deployed into available-for-sale investment securities to generate additional net interest income. We anticipate that loan growth will continue to be a challenge and that deposit growth will approximate current levels over the remainder of the year.

The following table outlines the changes in the loan portfolio:

	June 30 2012	December 31 2011	$ Change	% Change (unannualized)
Agricultural	$81,222	$74,645	$6,577	8.81%
Commercial	368,371	365,714	2,657	0.73%
Consumer	31,357	31,572	(215)	-0.68%
Residential real estate	274,002	278,360	(4,358)	-1.57%

Total	$754,952	$750,291	$4,661	0.62%

The following table outlines the changes in the deposit portfolio:

	June 30 2012	December 31 2011	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$124,230	$119,072	$5,158	4.33%
Interest bearing demand deposits	163,000	163,653	(653)	-0.40%
Savings deposits	212,670	193,902	18,768	9.68%
Certificates of deposit	382,498	395,777	(13,279)	-3.36%
Brokered certificates of deposit	62,419	54,326	8,093	14.90%
Internet certificates of deposit	34,011	31,434	2,577	8.20%

Total	$978,828	$958,164	$20,664	2.16%

Borrowed funds consist of the following obligations as of:

	June 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$154,000	2.18%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	53,824	0.20%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,708	3.51%	16,696	3.51%
Federal funds purchased	9,600	0.50%	—	—

Total	$234,132	1.75%	$216,136	2.42%

The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by FHLB stock. We had the ability to borrow up to an additional $100,781 based on assets currently pledged as collateral as of June 30, 2012. During the first quarter of 2012, we reduced funding costs by modifying the terms of $60,000 of FHLB advances. This modification strategy extended the duration of our interest bearing liabilities and will reduce interest expense by approximately $450 for 2012.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	June 30 2012		December 31 2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$2,000	4.90%	$17,000	2.97%
One year putable fixed rate advances due 2012	5,000	3.48%	15,000	4.10%
Variable rate advances due 2012	5,000	0.50%	—	—
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable fixed rate advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	—	—	25,000	3.16%
Fixed rate advances due 2015	42,000	1.12%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—
Fixed rate advances due 2020	10,000	1.98%	—	—

Total	$154,000	2.18%	$142,242	3.16%

Capital

Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income. We offer dividend reinvestment, employee and director stock purchase, and shareholder stock purchase plans. Under the provisions of these plans, we issued 54,900 shares or $1,322 of common stock during the first six months of 2012, as compared to 61,057 shares or $1,090 of common stock during the same period in 2011. We also offer the Directors Plan which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $295 and $307 during the six month periods ended June 30, 2012 and 2011, respectively.

We have approved a publicly announced common stock repurchase plan. During the first six months of 2012 and 2011, pursuant to this plan, we repurchased 41,581 shares of common stock at an average price of $23.93 and 50,458 shares of common stock at an average price of $18.11, respectively. As of June 30, 2012, we were authorized to repurchase up to an additional 127,415 shares of common stock.

Accumulated other comprehensive income increased $1,471 for the six month period ended June 30, 2012, net of tax. The increase is a result of unrealized gains on available-for-sale investment securities.

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.0%. Our primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.24% as of June 30, 2012.

The FRB has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and our values as of:

	June 30 2012	December 31 2011	Required
Equity Capital	13.19%	12.92%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	14.44%	14.17%	8.00%

Secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2012, the Bank exceeded these minimum capital requirements. Recently passed legislation will likely increase the required level of capital for banks. This increase in capital levels may have an adverse impact on our ability to grow and pay dividends.

Liquidity

Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.

Our primary sources of liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities. These categories totaled $506,064 or 36.6% of assets as of June 30, 2012 as compared to $467,344 or 34.9% as of December 31, 2011. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.

Our primary source of funds is deposits, which includes noninterest bearing deposits, or checking accounts.

We have the ability to borrow from the FHLB, the FRB, and through various correspondent banks as federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB Advances, FRB Discount Window Advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, investment securities, or loans as collateral. We had the ability to borrow up to an additional $100,781 based on the assets currently pledged as collateral.

The following table summarizes our sources and uses of cash for the six month periods ended June 30:

	2012	2011	$ Variance
Net cash provided by operating activities	$11,947	$11,225	$722
Net cash used in investing activities	(56,047)	(53,418)	(2,629)
Net cash provided by financing activities	35,761	45,876	(10,115)

(Decrease) increase in cash and cash equivalents	(8,339)	3,683	(12,022)
Cash and cash equivalents January 1	28,590	18,109	10,481

Cash and cash equivalents June 30	$20,251	$21,792	$(1,541)

Market Risk

Our primary market risks are interest rate risk and liquidity risk. We have no significant foreign exchange risk and do not utilize interest rate swaps or derivatives, except for interest rate locks and forward loan commitments, in the management of IRR. Any changes in foreign exchange rates or commodity prices would have an insignificant impact on our interest income and cash flows.

IRR is the exposure of our net interest income to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. IRR is the fundamental method in which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to our earnings and capital.

The FRB, our primary Federal regulator, has adopted a policy requiring us to effectively manage the various risks that can have a material impact on our safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to our Board of Directors.

The primary technique to measure interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of yield curves, interest rate relationships, and loan prepayments. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies.

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2012, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given prevailing interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase at these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.

The following table summarizes our interest rate sensitivity as of:

	June 30, 2012
Immediate basis point change asumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	1.18%	—	1.18%	0.50%	0.36%	-1.00%

	June 30, 2011
Immediate basis point change asumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-3.50%	—	1.08%	0.56%	-1.34%	N/A

A 400 basis point reduction was not applicable as of June 30, 2011 as we were not utilizing this scenario as part of our interest rate sensitivity analysis at that time.

The secondary method to measure interest rate risk is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of our assets are invested in loans and investment securities with issuer call options. Residential real estate and consumer loans have imbedded options that allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential real estate loans, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or subject to prepayment. The call option is more likely to be exercised in a period of decreasing interest rates. Investment securities, other than those that are callable, do not have any significant imbedded options. Savings and NOW accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2012 and December 31, 2011. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows.

(dollars in thousands)	June 30, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$6,074	$1,325	$240	$—	$—	$—	$7,639	$7,665
Average interest rates	1.50%	1.14%	1.25%	—	—	—	1.43%
Trading securities	$1,057	$941	$—	$—	$—	$—	$1,998	$1,998
Average interest rates	2.52%	2.64%	—	—	—	—	2.58%
Fixed interest rate securities	$108,847	$67,829	$54,248	$43,608	$40,894	$161,509	$476,935	$476,935
Average interest rates	2.63%	2.65%	2.70%	2.82%	3.03%	2.71%	2.72%
Fixed interest rate loans (1)	$137,533	$102,932	$93,089	$79,955	$97,583	$68,540	$579,632	$593,034
Average interest rates	6.12%	5.73%	5.87%	5.47%	4.82%	5.02%	5.57%
Variable interest rate loans (1)	$70,923	$26,994	$29,284	$14,847	$17,648	$15,624	$175,320	$175,320
Average interest rates	4.82%	4.04%	3.97%	3.77%	3.37%	3.79%	4.23%

Rate sensitive liabilities
Borrowed funds	$75,856	$5,105	$33,171	$20,000	$40,000	$60,000	$234,132	$240,869
Average interest rates	0.61%	4.47%	1.14%	2.21%	2.11%	2.92%	1.75%
Savings and NOW accounts	$92,563	$68,984	$61,837	$48,244	$32,636	$71,406	$375,670	$375,670
Average interest rates	0.17%	0.16%	0.17%	0.17%	0.16%	0.15%	0.16%
Fixed interest rate time deposits	$239,844	$60,779	$55,836	$59,523	$42,014	$19,633	$477,629	$490,176
Average interest rates	1.44%	2.10%	2.17%	2.29%	2.06%	1.69%	1.78%
Variable interest rate time deposits	$929	$370	$—	$—	$—	$—	$1,299	$1,299
Average interest rates	0.45%	0.45%	—	—	—	—	0.45%

	December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,775	$4,125	$100	$—	$—	$—	$13,000	$13,053
Average interest rates	1.18%	1.33%	0.35%	—	—	—	1.22%
Trading securities	$3,156	$1,031	$523	$—	$—	$—	$4,710	$4,710
Average interest rates	3.34%	2.48%	2.49%	—	—	—	3.06%
Fixed interest rate securities	$104,559	$61,421	$48,659	$37,777	$35,108	$137,596	$425,120	$425,120
Average interest rates	2.98%	2.84%	2.91%	2.93%	3.21%	3.01%	2.98%
Fixed interest rate loans (1)	$141,867	$140,390	$90,852	$75,690	$76,985	$61,854	$587,638	$606,524
Average interest rates	6.24%	6.08%	5.94%	5.99%	5.40%	5.15%	5.90%
Variable interest rate loans (1)	$70,783	$25,267	$20,803	$18,853	$11,631	$15,316	$162,653	$162,653
Average interest rates	5.87%	3.97%	4.05%	3.68%	4.00%	3.98%	4.78%

Rate sensitive liabilities
Borrowed funds	$89,869	$15,000	$25,869	$45,398	$20,000	$20,000	$216,136	$222,538
Average interest rates	1.42%	3.93%	3.13%	3.30%	2.67%	2.56%	2.41%
Savings and NOW accounts	$120,850	$78,313	$51,291	$34,006	$22,803	$50,292	$357,555	$357,555
Average interest rates	0.20%	0.19%	0.18%	0.17%	0.15%	0.15%	0.18%
Fixed interest rate time deposits	$264,147	$62,883	$46,802	$55,493	$43,601	$7,052	$479,978	$498,085
Average interest rates	1.61%	2.67%	2.33%	2.56%	2.41%	1.48%	2.00%
Variable interest rate time deposits	$1,152	$407	$—	$—	$—	$—	$1,559	$1,559
Average interest rates	0.67%	0.69%	—	—	—	—	0.68%

(1)	The fair value reported is exclusive of the allocation of the allowance for loan losses.

We do not believe that there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. As of the date of this report, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term. The methods by which we manage primary market risk exposure, as described in our Annual Report on Form 10-K for the year ended December 31, 2011, have not changed materially during 2012. As of the date of this report, we do not expect to make material changes in those methods in the near term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET ARRANGEMENTS

We are party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of our customers. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement we have in a particular class of financial instrument.

The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2012	December 31 2011
Unfunded commitments under lines of credit	$113,049	$102,822
Commercial and standby letters of credit	4,103	4,461
Commitments to grant loans	29,149	21,806

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. These commitments to extend credit and letters of credit generally mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on a credit evaluation of the borrower. While we consider standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if it is deemed necessary, is based on management’s credit evaluation of the customer. Commitments to grant loans include loans committed to be sold to the secondary market.

Our exposure to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit could be up to the contractual notional amount of those instruments. We use the same credit policies as we do for extending loans to customers. No significant losses are anticipated as a result of these commitments.

Forward Looking Statements

This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and is included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning Isabella Bank Corporation and its business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 4 – Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2012, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the most recent fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are not involved in any material legal proceedings. We are involved in ordinary, routine litigation incidental to our business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, or financial condition.

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(A)	None

(B)	None

(C)	Repurchases of Common Stock

We have adopted and announced a common stock repurchase plan. On April 26, 2012, we amended the plan to allow for the repurchase of an additional 150,000 shares of common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended June 30, 2012, with respect to this plan:

			Total Number of Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
	Number	Average Price Per Share	Announced Plan or Program	Purchased Under the Plans or Programs
Balance, March 31, 2012				544
April 1 – 26, 2012	—			544
Additional Authorization (150,000 shares)				150,544
April 27 – 30, 2012	7,678	$24.09	7,678	142,866
May 1 – 31, 2012	8,441	24.88	8,441	134,425
June 1 – 30, 2012	7,010	24.82	7,010	127,415

Balance, June 30, 2012	23,129	$24.60	23,129	127,415

Item 6 – Exhibits

(a) Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date: July 30, 2012	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2012	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)