Form 10-Q
period 2012-09-30
ISABELLA BANK CORP
filed 2012-11-07
CIK 842517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

or

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

Common Stock no par value, 7,620,399 as of October 19, 2012

ISABELLA BANK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30	December 31
	2012	2011
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,202	$24,514
Interest bearing balances due from banks	5,462	4,076

Total cash and cash equivalents	24,664	28,590
Certificates of deposit held in other financial institutions	5,675	8,924
Trading securities	1,788	4,710
Available-for-sale securities (amortized cost of $452,536 in 2012 and $414,614 in 2011)	467,414	425,120
Mortgage loans available-for-sale	2,820	3,205
Loans
Agricultural	83,439	74,645
Commercial	369,366	365,714
Consumer	33,515	31,572
Residential real estate	280,431	278,360

Total loans	766,751	750,291
Less allowance for loan losses	12,062	12,375

Net loans	754,689	737,916
Premises and equipment	25,471	24,626
Corporate owned life insurance	22,594	22,075
Accrued interest receivable	6,565	5,848
Equity securities without readily determinable fair values	17,830	17,189
Goodwill and other intangible assets	46,592	46,792
Other assets	13,036	12,930

TOTAL ASSETS	$1,389,138	$1,337,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$126,362	$119,072
NOW accounts	174,350	163,653
Certificates of deposit under $100 and other savings	453,348	440,123
Certificates of deposit over $100	235,431	235,316

Total deposits	989,491	958,164
Borrowed funds ($0 in 2012 and $5,242 in 2011 at fair value)	226,580	216,136
Accrued interest payable and other liabilities	8,920	8,842

Total liabilities	1,224,991	1,183,142

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,611,350 shares (including 25,644 shares held in the Rabbi Trust) in 2012 and 7,589,226 shares (including 16,585 shares held in the Rabbi Trust) in 2011	134,973	134,734
Shares to be issued for deferred compensation obligations	4,925	4,524
Retained earnings	18,178	13,036
Accumulated other comprehensive income	6,071	2,489

Total shareholders’ equity	164,147	154,783

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,389,138	$1,337,925

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income	—	—	—	7,499	6,608	14,107
Issuance of common stock	90,049	1,891	—	—	—	1,891
Common stock issued for deferred compensation obligations	14,842	266	(254)	—	—	12
Share based payment awards under equity compensation plan	—	—	486	—	—	486
Common stock purchased for deferred compensation obligations	—	(356)	—	—	—	(356)
Common stock repurchased pursuant to publicly announced repurchase plan	(76,708)	(1,391)	—	—	—	(1,391)
Cash dividends ($0.57 per share)	—	—	—	(4,331)	—	(4,331)

Balance, September 30, 2011	7,578,257	$134,002	$4,914	$11,764	$4,899	$155,579

Balance, January 1, 2012	7,589,226	134,734	4,524	13,036	2,489	$154,783
Comprehensive income	—	—	—	9,695	3,582	13,277
Issuance of common stock	85,227	2,025	—	—	—	2,025
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	95	(95)	—	—	—
Share based payment awards under equity compensation plan	—	—	496	—	—	496
Common stock purchased for deferred compensation obligations	—	(361)	—	—	—	(361)
Common stock repurchased pursuant to publicly announced repurchase plan	(63,103)	(1,520)	—	—	—	(1,520)
Cash dividends ($0.60 per share)	—	—	—	(4,553)	—	(4,553)

Balance, September 30, 2012	7,611,350	$134,973	$4,925	$18,178	$6,071	$164,147

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Interest income
Loans, including fees	$10,918	$11,365	$32,707	$34,190
Investment securities
Taxable	1,878	1,800	5,755	5,149
Nontaxable	1,232	1,201	3,652	3,569
Trading account securities	15	45	79	143
Federal funds sold and other	121	121	363	388

Total interest income	14,164	14,532	42,556	43,439
Interest expense
Deposits	2,203	2,725	7,083	8,286
Borrowings	1,036	1,345	3,289	3,938

Total interest expense	3,239	4,070	10,372	12,224

Net interest income	10,925	10,462	32,184	31,215
Provision for loan losses	200	963	1,100	2,383

Net interest income after provision for loan losses	10,725	9,499	31,084	28,832

Noninterest income
Service charges and fees	1,543	1,341	4,800	4,434
Gain on sale of mortgage loans	422	111	1,080	293
Net loss on trading securities	(9)	(24)	(41)	(51)
Net gain on borrowings measured at fair value	—	42	33	159
Gain on sale of available-for-sale investment securities	116	—	1,119	—
Other	687	389	1,853	950

Total noninterest income	2,759	1,859	8,844	5,785

Noninterest expenses
Compensation and benefits	5,130	4,814	15,663	14,565
Occupancy	649	633	1,889	1,892
Furniture and equipment	1,113	1,151	3,373	3,384
Other	2,236	1,915	6,682	6,038

Available-for-sale impairment loss
Total other-than-temporary impairment loss	—	—	486	—
Portion of loss reported in other comprehensive income	—	—	(204)	—

Net available-for-sale impairment loss	—	—	282	—

Total noninterest expenses	9,128	8,513	27,889	25,879

Income before federal income tax expense	4,356	2,845	12,039	8,738
Federal income tax expense	899	334	2,344	1,239

NET INCOME	$3,457	$2,511	$9,695	$7,499

Earnings per share
Basic	$0.45	$0.33	$1.28	$0.99

Diluted	$0.44	$0.32	$1.24	$0.97

Cash dividends per basic share	$0.20	$0.19	$0.60	$0.57

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
Net income	$3,457	$2,511	$9,695	$7,499

Unrealized holding gains on available-for-sale securities:
Unrealized holding gains arising during the period	2,990	4,721	5,209	10,050
Reclassification adjustment for net realized gains included in net income	(116)	—	(1,119)	—
Reclassification adjustment for impairment loss included in net income	—	—	282	—

Net unrealized gains	2,874	4,721	4,372	10,050
Tax effect	(763)	(1,835)	(790)	(3,442)

Other comprehensive income, net of tax	2,111	2,886	3,582	6,608

COMPREHENSIVE INCOME	$5,568	$5,397	$13,277	$14,107

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine Months Ended September 30
	2012	2011
OPERATING ACTIVITIES
Net income	$9,695	$7,499
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	1,100	2,383
Impairment of foreclosed assets	17	45
Depreciation	1,802	1,909
Amortization and impairment of originated mortgage servicing rights	582	606
Amortization of acquisition intangibles	200	229
Net amortization of available-for-sale securities	1,683	1,117
Available-for-sale security impairment loss	282	—
Gain on sale of available-for-sale securities	(1,119)	—
Net unrealized losses on trading securities	41	51
Net gain on sale of mortgage loans	(1,080)	(293)
Net unrealized gains on borrowings measured at fair value	(33)	(159)
Increase in cash value of corporate owned life insurance	(519)	(428)
Share-based payment awards under equity compensation plan	496	486
Origination of loans held for sale	(69,503)	(31,225)
Proceeds from loan sales	70,968	29,724
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	2,881	900
Accrued interest receivable	(717)	(1,067)
Other assets	(1,994)	423
Accrued interest payable and other liabilities	78	792

Net cash provided by operating activities	14,860	12,992

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	3,249	6,159
Activity in available-for-sale securities
Sales	40,677	3,000
Maturities and calls	58,598	49,117
Purchases	(138,043)	(128,339)
Loan principal originations, net	(19,461)	(18,923)
Proceeds from sales of foreclosed assets	1,446	1,625
Purchases of premises and equipment	(2,647)	(1,576)
Purchases of corporate owned life insurance	—	(4,000)

Net cash used in investing activities	(56,181)	(92,937)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Nine Months Ended September 30
	2012	2011
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	31,327	65,102
Increase in other borrowed funds	10,477	22,130
Cash dividends paid on common stock	(4,553)	(4,331)
Proceeds from issuance of common stock	2,025	1,637
Common stock repurchased	(1,520)	(1,125)
Common stock purchased for deferred compensation obligations	(361)	(356)

Net cash provided by financing activities	37,395	83,057

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,926)	3,112
Cash and cash equivalents at beginning of period	28,590	18,109

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,664	$21,221

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$10,526	$12,292
Federal income taxes paid	1,467	672

SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,588	$1,681
Common stock issued for deferred compensation obligations	—	254
Common stock repurchased from the Rabbi Trust	—	(266)

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

As used in these Notes as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.

The acronyms and abbreviations identified below are used in the Notes to the Interim Condensed Consolidated Financial Statements as well as in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. You may find it helpful to refer back to this page as you read this report.

AFS: Available-for-sale	IFRS: International Financial Reporting Standards
ALLL: Allowance for loan and lease losses	IRR: Interest Rate Risk
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	Moody’s: Moody’s Investors Service, Inc
Directors Plan: Isabella Bank Corporation and Related	N/A: Not applicable
Companies Deferred Compensation Plan for Directors	N/M: Not meaningful
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OCI: Other comprehensive income (loss)
Consumer Protection Act of 2010	OMSR: Originated mortgage servicing rights
FASB: Financial Accounting Standards Board	OREO: Other real estate owned
FDIC: Federal Deposit Insurance Corporation	OTTI: Other-than-temporary impairment
FFIEC: Federal Financial Institutions Examination Council	PBO: Projected Benefit Obligation
FRB: Board of Governors of the Federal	Rabbi Trust: A trust established to fund
Reserve System	the Directors Plan
FHLB: Federal Home Loan Bank	SEC: U.S. Securities & Exchange Commission
Freddie Mac: Federal Home Loan Mortgage Corporation	SOX: Sarbanes-Oxley Act of 2002
FTE: Fully taxable equivalent	TDR: Troubled debt restructuring
GAAP: U.S. generally accepted accounting principles	XBRL: eXtensible Business Reporting Language

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report for the year ended December 31, 2011.

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

Earnings per common share have been computed based on the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Average number of common shares outstanding for basic calculation	7,600,443	7,577,388	7,595,806	7,568,551
Average potential effect of shares in the Directors Plan (1)	206,233	197,937	203,250	195,360

Average number of common shares outstanding used to calculate diluted earnings per common share	7,806,676	7,775,325	7,799,056	7,763,911

Net income	$3,457	$2,511	$9,695	$7,499

Earnings per share
Basic	$0.45	$0.33	$1.28	$0.99

Diluted	$0.44	$0.32	$1.24	$0.97

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

Pending Accounting Standards Updates

ASU No. 2012-02: “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”

In August, ASU No. 2012-02 amended ASC Topic 350, “Goodwill and Other” to simplify the testing of intangible assets with indefinite lives. This update will allow for a qualitative assessment of intangible assets with indefinite lives to determine whether or not it is necessary to perform the impairment test described in ASC Topic 350. The new authoritative guidance is effective for fiscal years beginning after September 15, 2012 and is not expected to have any impact on our consolidated financial statements.

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at:

	September 30	December 31
	2012	2011
States and political subdivisions	$1,788	$4,710

Included in the net trading losses of $41 during the first nine months of 2012 were $13 of net unrealized trading losses on securities that were held in our trading portfolio as of September 30, 2012. Included in the net trading losses of $51 during the first nine months of 2011 were $45 of net unrealized trading losses on securities that were held in the trading portfolio as of September 30, 2011.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$1,925	$32	$—	$1,957
States and political subdivisions	176,576	9,394	490	185,480
Auction rate money market preferred	3,200	—	429	2,771
Preferred stocks	6,800	56	496	6,360
Mortgage-backed securities	138,086	4,142	—	142,228
Collateralized mortgage obligations	125,949	2,773	104	128,618

Total	$452,536	$16,397	$1,519	$467,414

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Government sponsored enterprises	$395	$2	$—	$397
States and political subdivisions	166,832	8,157	51	174,938
Auction rate money market preferred	3,200	—	1,151	2,049
Preferred stocks	6,800	—	1,767	5,033
Mortgage-backed securities	140,842	2,807	47	143,602
Collateralized mortgage obligations	96,545	2,556	—	99,101

Total	$414,614	$13,522	$3,016	$425,120

The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2012 are as follows:

	Maturing				Securities With Variable Monthly Payments or Continual Call Dates
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$—	$72	$1,853	$—	$1,925
States and political subdivisions	7,300	37,147	82,543	49,586	—	176,576
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	138,086	138,086
Collateralized mortgage obligations	—	—	—	—	125,949	125,949

Total amortized cost	$7,300	$37,147	$82,615	$51,439	$274,035	$452,536

Fair value	$7,302	$38,237	$88,912	$52,986	$279,977	$467,414

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

A summary of the activity related to sales of AFS securities was as follows for the nine month period ended September 30, 2012:

Proceeds from sales of securities	$40,677

Gross realized gains	$1,119

Applicable income tax expense	$380

There were no sales of AFS securities in the first nine months of 2011. The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to AFS securities with gross unrealized losses at September 30, 2012 and December 31, 2011 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$1	$315	$489	$2,410	$490
Auction rate money market preferred	—	—	429	2,771	429
Preferred stocks	—	—	496	3,303	496
Mortgage-backed securities	—	—	—	—	—
Collateralized mortgage obligations	104	15,001	—	—	104

Total	$105	$15,316	$1,414	$8,484	$1,519

Number of securities in an unrealized loss position:		4		6	10

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$51	$1,410	$—	$—	$51
Auction rate money market preferred	—	—	1,151	2,049	1,151
Preferred stocks	—	—	1,767	5,033	1,767
Mortgage-backed securities	47	24,291	—	—	47

Total	$98	$25,701	$2,918	$7,082	$3,016

Number of securities in an unrealized loss position:		6		6	12

As of September 30, 2012 and December 31, 2011, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

•	Has the value of the investment declined more than what is deemed to be reasonable based on a risk and maturity adjusted discount rate?

•	Is the issuer’s investment credit rating below investment grade?

•	Is it probable that the issuer will be unable to pay the amount when due?

•	Is it more likely than not that we will have to sell the security before recovery of its cost basis?

•	Has the duration of the investment been extended?

As of September 30, 2012, we held an auction rate money market preferred security and preferred stocks which continued to be in an unrealized loss position as a result of the securities’ interest rates, as they are currently lower than the offering rates of securities with similar characteristics. We determined that any declines in the fair value of these securities are the result of changes in interest rates and not risks related to the underlying credit quality of the security. Additionally, none of the issuers of these securities are deemed to be below investment grade, we do not intend to sell the securities in an unrealized loss position, and it is unlikely than that we will have to sell the securities before recovery of their cost basis.

During the three month period ended March 31, 2012, we had one state issued student loan auction rate AFS investment security (which is included in states and political subdivisions) that was downgraded by Moody’s from A3 to Caa3. As a result of this downgrade, we engaged the services of an independent investment valuation firm to estimate the amount of credit losses (if any) related to this particular issue as of March 31, 2012. The evaluation calculated a range of estimated credit losses utilizing two different bifurcation methods: 1) Estimated Cash Flow Method and 2) Credit Yield Analysis Method. The two methods were then weighted, with a higher weighting applied to the Estimated Cash Flow Method, to determine the estimated credit related impairment. As a result of this analysis we, recognized an OTTI of $282 in earnings in the first quarter of 2012.

A summary of key valuation assumptions used in the aforementioned analysis as of March 31, 2012, follows:

Discounted Cash Flow Method
Ratings
Fitch	Not Rated
Moody’s	Caa3
S&P	A
Seniority	Senior
Discount rate	LIBOR + 6.35%
Credit Yield
Analysis Method

Credit discount rate	LIBOR + 4.00%
Average observed discounts based on closed transactions	14.00%

To test for additional impairment of this security during the three months ended September 30, 2012, we obtained another investment valuation (from the same firm engaged to perform the initial valuation as of March 31, 2012) as of September 30, 2012. Based on the results of this valuation, no additional OTTI was indicated as of September 30, 2012.

A rollforward of credit related impairment recognized in earnings on available-for-sale securities in the three and nine months ended September 30, 2012 was as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2012	September 30, 2012
Balance at beginning of period	$282	$—
Additions to credit losses for which no previous OTTI was recognized	—	282

September 30, 2012	$282	$282

There were no credit losses recognized in earnings on available-for-sale securities during 2011.

Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell these securities in an unrealized loss position, and it is unlikely that we will have to sell the securities before recovery of their cost basis, we do not believe that the values of any other securities are other-than-temporarily impaired as of September 30, 2012 or December 31, 2011.

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

We offer adjustable rate mortgages, fixed rate balloon mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to Freddie Mac. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in our portfolio, held for future sale, or sold upon origination. We consider the direction of interest rates, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell these loans to Freddie Mac.

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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses Three Months Ended September 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
July 1, 2012	$6,008	$433	$3,669	$667	$1,541	$12,318
Loans charged off	(271)	—	(213)	(127)	—	(611)
Recoveries	40	—	34	81	—	155
Provision for loan losses	1,132	6	(356)	91	(673)	200

September 30, 2012	$6,909	$439	$3,134	$712	$868	$12,062

	Allowance for Loan Losses Nine Months Ended September 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged off	(957)	—	(566)	(364)	—	(1,887)
Recoveries	168	—	95	211	—	474
Provision for loan losses	1,414	(564)	625	232	(607)	1,100

September 30, 2012	$6,909	$439	$3,134	$712	$868	$12,062

	Allowance for Loan Losses and Recorded Investment in Loans As of September 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$2,915	$—	$1,354	$—	$—	$4,269
Collectively evaluated for impairment	3,994	439	1,780	712	868	7,793

Total	$6,909	$439	$3,134	$712	$868	$12,062

Loans
Individually evaluated for impairment	$16,593	$2,281	$8,429	$79		$27,382
Collectively evaluated for impairment	352,773	81,158	272,002	33,436		739,369

Total	$369,366	$83,439	$280,431	$33,515		$766,751

	Allowance for Loan Losses Three Months Ended September 30, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
July 1, 2011	$6,738	$764	$2,885	$660	$1,331	$12,378
Loans charged off	(215)	—	(857)	(98)	—	(1,170)
Recoveries	75	1	39	87	—	202
Provision for loan losses	116	(331)	1,148	(3)	33	963

September 30, 2011	$6,714	$434	$3,215	$646	$1,364	$12,373

	Allowance for Loan Losses Nine Months Ended September 30, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(1,084)	(1)	(1,735)	(382)	—	(3,202)
Recoveries	421	1	142	255	—	819
Provision for loan losses	1,329	(599)	1,610	168	(125)	2,383

September 30, 2011	$6,714	$434	$3,215	$646	$1,364	$12,373

	Allowance for Loan Losses and Recorded Investment in Loans As of December 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses
Individually evaluated for impairment	$2,152	$822	$1,146	$—	$—	$4,120
Collectively evaluated for impairment	4,132	181	1,834	633	1,475	8,255

Total	$6,284	$1,003	$2,980	$633	$1,475	$12,375

Loans
Individually evaluated for impairment	$14,097	$3,384	$7,664	$105		$25,250
Collectively evaluated for impairment	351,617	71,261	270,696	31,467		725,041

Total	$365,714	$74,645	$278,360	$31,572		$750,291

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	September 30, 2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$25,824	$16,871	$42,695	$2,591	$2,196	$4,787
3 - High satisfactory	82,108	26,977	109,085	16,293	9,615	25,908
4 - Low satisfactory	126,649	47,965	174,614	25,073	20,704	45,777
5 - Special mention	13,224	2,271	15,495	961	2,751	3,712
6 - Substandard	19,124	2,404	21,528	1,631	1,363	2,994
7 - Vulnerable	2,783	2,358	5,141	—	—	—
8 - Doubtful	785	23	808	—	261	261

Total	$270,497	$98,869	$369,366	$46,549	$36,890	$83,439

	December 31, 2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$11,113	$11,013	$22,126	$3,583	$1,390	$4,973
3 - High satisfactory	90,064	29,972	120,036	11,154	5,186	16,340
4 - Low satisfactory	118,611	57,572	176,183	24,253	15,750	40,003
5 - Special mention	15,482	4,200	19,682	3,863	2,907	6,770
6 - Substandard	19,017	4,819	23,836	1,640	4,314	5,954
7 - Vulnerable	187	—	187	—	—	—
8 - Doubtful	3,621	43	3,664	190	415	605

Total	$258,095	$107,619	$365,714	$44,683	$29,962	$74,645

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

Credit where the borrower’s current net worth, paying capacity, and value of the collateral pledged is inadequate. There is a distinct possibility that we will implement collection procedures if the loan deficiencies are not corrected. In addition, the following characteristics may apply:

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

Our primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2012
	Accruing Interest and Past Due:			Total Past Due
	30-89 Days	90 Days or More	Nonaccrual	and Nonaccrual	Current	Total
Commercial
Commercial real estate	$4,100	$86	$2,939	$7,125	$263,372	$270,497
Commercial other	680	114	2,369	3,163	95,706	98,869

Total commercial	4,780	200	5,308	10,288	359,078	369,366

Agricultural
Agricultural real estate	36	91	—	127	46,422	46,549
Agricultural other	328	—	261	589	36,301	36,890

Total agricultural	364	91	261	716	82,723	83,439

Residential real estate
Senior liens	2,824	177	1,239	4,240	218,895	223,135
Junior liens	184	—	32	216	17,233	17,449
Home equity lines of credit	238	—	185	423	39,424	39,847

Total residential real estate	3,246	177	1,456	4,879	275,552	280,431

Consumer
Secured	220	—	—	220	27,938	28,158
Unsecured	64	—	—	64	5,293	5,357

Total consumer	284	—	—	284	33,231	33,515

Total	$8,674	$468	$7,025	$16,167	$750,584	$766,751

	December 31, 2011
	Accruing Interest and Past Due:			Total Past Due
	30-89 Days	90 Days or More	Nonaccrual	and Nonaccrual	Current	Total
Commercial
Commercial real estate	$1,721	$364	$4,176	$6,261	$251,834	$258,095
Commercial other	426	3	25	454	107,165	107,619

Total commercial	2,147	367	4,201	6,715	358,999	365,714

Agricultural
Agricultural real estate	—	99	189	288	44,395	44,683
Agricultural other	2	—	415	417	29,545	29,962

Total agricultural	2	99	604	705	73,940	74,645

Residential real estate
Senior liens	3,004	124	1,292	4,420	213,181	217,601
Junior liens	235	40	94	369	20,877	21,246
Home equity lines of credit	185	125	198	508	39,005	39,513

Total residential real estate	3,424	289	1,584	5,297	273,063	278,360

Consumer
Secured	158	5	—	163	26,011	26,174
Unsecured	23	—	—	23	5,375	5,398

Total consumer	181	5	—	186	31,386	31,572

Total	$5,754	$760	$6,389	$12,903	$737,388	$750,291

Impaired Loans

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a chargeoff of its principal balance (in whole or in part);

2.	The loan has been classified as a Troubled Debt Restructuring (TDR); or

3.	The loan is in nonaccrual status.

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

The following is a summary of information pertaining to impaired loans as of and for the periods ended:

	September 30, 2012			December 31, 2011
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,392	$6,673	$2,259	$5,014	$5,142	$1,881
Commercial other	3,047	3,047	656	734	734	271
Agricultural other	—	—	—	2,689	2,689	822
Residential real estate senior liens	8,089	9,237	1,326	7,271	8,827	1,111
Residential real estate junior liens	152	198	28	195	260	35

Total impaired loans with a valuation allowance	$17,680	$19,155	$4,269	$15,903	$17,652	$4,120

Impaired loans without a valuation allowance
Commercial real estate	$5,356	$6,128		$7,984	$10,570
Commercial other	1,798	1,908		365	460
Agricultural real estate	—	—		190	190
Agricultural other	2,281	2,401		505	625
Residential real estate senior liens	3	65		—	—
Home equity lines of credit	185	485		198	498
Consumer secured	79	88		105	114

Total impaired loans without a valuation allowance	$9,702	$11,075		$9,347	$12,457

Impaired loans
Commercial	$16,593	$17,756	$2,915	$14,097	$16,906	$2,152
Agricultural	2,281	2,401	—	3,384	3,504	822
Residential real estate	8,429	9,985	1,354	7,664	9,585	1,146
Consumer	79	88	—	105	114	—

Total impaired loans	$27,382	$30,230	$4,269	$25,250	$30,109	$4,120

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,260	$106	$6,197	$287
Commercial other	1,996	67	1,183	95
Agricultural other	1,023	—	1,878	73
Residential real estate senior liens	7,992	86	7,802	261
Residential real estate junior liens	158	3	174	7

Total impaired loans with a valuation allowance	$17,429	$262	$17,234	$723

Impaired loans without a valuation allowance
Commercial real estate	$5,651	$72	$6,749	$251
Commercial other	2,026	15	1,860	80
Agricultural real estate	179	—	214	—
Agricultural other	1,417	34	869	41
Residential real estate senior liens	2	2	1	2
Home equity lines of credit	188	6	194	14
Consumer secured	81	2	90	5

Total impaired loans without a valuation allowance	$9,544	$131	$9,977	$393

Impaired loans
Commercial	$15,933	$260	$15,989	$713
Agricultural	2,619	34	2,961	114
Residential real estate	8,340	97	8,171	284
Consumer	81	2	90	5

Total impaired loans	$26,973	$393	$27,211	$1,116

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,770	$130	$4,402	$250
Commercial other	586	16	577	16
Agricultural real estate	58	3	58	3
Agricultural other	720	(38)	1,140	4
Residential real estate senior liens	6,174	115	5,621	221
Residential real estate junior liens	179	1	165	5

Total impaired loans with a valuation allowance	$12,487	$227	$11,963	$499

Impaired loans without a valuation allowance
Commercial real estate	$5,743	$124	$3,878	$219
Commercial other	1,941	37	1,076	124
Agricultural real estate	207	2	112	1
Agricultural other	2,411	112	1,770	151
Residential real estate senior liens	—	1	201	1
Home equity lines of credit	100	10	100	10
Consumer secured	50	2	61	5

Total impaired loans without a valuation allowance	$10,452	$288	$7,198	$511

Impaired loans
Commercial	$13,040	$307	$9,933	$609
Agricultural	3,396	79	3,080	159
Residential real estate	6,453	127	6,087	237
Consumer	50	2	61	5

Total impaired loans	$22,939	$515	$19,161	$1,010

Impaired loans, which include TDR’s, had $173 and $68 of unfunded commitments under lines of credit as of September 30, 2012 and 2011, respectively.

Troubled Debt Restructurings

Loan modifications are considered to be TDR’s when a concession has been granted to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower will likely default on any of their debt if the concession is not granted.

3.	The borrower’s cash flow is insufficient to service all of their debt if the concession is not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDR’s for the three and nine month periods ended September 30, 2012:

	Loans Restructured in the Three Month Period ended September 30, 2012			Loans Restructured in the Nine Month Period ended September 30, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial other	1	$178	$178	27	$5,069	$5,069
Agricultural other	—	—	—	6	561	561
Residential real estate senior liens	—	—	—	12	1,405	1,405
Residential real estate junior liens	1	22	22	1	22	22

Total	2	$200	$200	46	$7,057	$7,057

	Loans Restructured in the Three Month Period ended September 30, 2011			Loans Restructured in the Nine Month Period ended September 30, 2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	$408	1	$408	$408
Commercial other	21	4,069	3,737	42	12,143	11,700

Total commercial	22	4,477	4,145	43	12,551	12,108

Agricultural other	3	143	143	11	1,481	1,481
Residential real estate senior liens	3	165	165	23	2,454	2,424
Consumer secured	3	34	34	5	50	50

Total	31	$4,819	$4,487	82	$16,536	$16,063

	Loans Restructured in the Three Month Period Ended September 30, 2012				Loans Restructured in the Nine Month Period Ended September 30, 2012
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial other	1	$178	—	$—	25	$4,924	2	$145
Agricultural other	—	—	—	—	6	561	—	—
Residential real estate senior liens	—	—	—	—	4	324	8	1,081
Residential real estate junior liens	—	—	1	22	—	—	1	22

Total	1	$178	1	$22	35	$5,809	11	$1,248

	Loans Restructured in the Three Month Period Ended September 30, 2011
	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	21	4,069	—	—	—	—

Total commercial	22	4,477	—	—	—	—

Agricultural other	3	143	—	—	—	—
Residential real estate senior liens	1	85	1	7	1	73
Consumer secured	3	34	—	—	—	—

Total	29	$4,739	1	$7	1	$73

	Loans Restructured in the Nine Month Period Ended September 30, 2012
	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	38	9,500	3	913	1	1,730

Total commercial	39	9,908	3	913	1	1,730

Agricultural other	11	1,481	—	—	—	—
Residential real estate senior liens	18	2,083	2	57	3	314
Consumer secured	5	50	—	—	—	—

Total	73	$13,522	5	$970	4	$2,044

We did not restructure any loans through the forbearance of principal or accrued interest in the three or nine month periods ended September 30, 2012 or 2011.

Based on our historical loss experience, losses associated with TDR’s are not significantly different than other impaired loans within the same loan segment. As such, TDR’s, including TDR’s that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

Following is a summary of loans that defaulted in the three and nine month periods ended September 30, 2012, which were modified within 12 months prior to the default date:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Number of Loans	Pre- Default Recorded Investment	Charge Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	2	$50	$25	$25	3	$132	$66	$66
Residential real estate senior liens	—	—	—	—	1	47	43	4
Consumer secured	1	8	8	—	1	8	8	—

Total	3	$58	$33	$25	5	$187	$117	$70

We had no loans that defaulted during the first nine months of 2011, which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of:

	September 30 2012	December 31 2011
Troubled debt restructurings	$21,061	$18,756

NOTE 7 – EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.

Equity securities without readily determinable fair values consist of the following as of:

	September 30 2012	December 31 2011
Federal Home Loan Bank Stock	$7,700	$7,380
Investment in Corporate Settlement Solutions	6,932	6,611
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	319	319

Total	$17,830	$17,189

NOTE 8 – BORROWED FUNDS

Borrowed funds consist of the following obligations as of:

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$152,000	2.15%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	57,927	0.20%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,653	3.51%	16,696	3.51%

Total	$226,580	1.75%	$216,136	2.42%

The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock. We had the ability to borrow up to an additional $117,035 based on assets currently pledged as collateral as of September 30, 2012. During the first quarter of 2012, we reduced funding costs by modifying the terms of $60,000 of FHLB advances.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	September 30 2012		December 31 2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$—	—	$17,000	2.97%
One year putable fixed rate advances due 2012	5,000	3.48%	15,000	4.10%
Variable rate advances due 2012	5,000	0.50%	—	—
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable fixed rate advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	—	—	25,000	3.16%
Fixed rate advances due 2015	42,000	1.12%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—
Fixed rate advances due 2020	10,000	1.98%	—	—

Total	$152,000	2.15%	$142,242	3.16%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $112,873 and $99,869 at September 30, 2012 and December 31, 2011, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The following table provides a summary of short term borrowings for the three and nine month periods ended September 30:

	Three Months Ended September 30
	2012			2011
	Maximum Month-End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period	Maximum Month-End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,471	$57,983	0.20%	$49,583	$47,871	0.25%
Federal funds purchased	15,000	5,848	0.46%	18,300	2,563	0.46%

	Nine Months Ended September 30
	2012			2011
	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period	Maximum Month-End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,584	$55,721	0.20%	$49,583	$42,515	0.25%
Federal funds purchased	17,900	4,327	0.41%	18,300	2,776	0.51%

We had pledged certificates of deposit held in other financial institutions, trading securities, available-for-sale securities, and 1-4 family residential real estate loans in the following amounts at:

	September 30 2012	December 31 2011
Pledged to secure borrowed funds	$308,797	$292,092
Pledged to secure repurchase agreements	112,873	99,869
Pledged for public deposits and for other purposes necessary or required by law	23,480	26,761

Total	$445,150	$418,722

We had no investment securities that are restricted to be pledged for specific purposes.

NOTE 9 – OTHER NONINTEREST EXPENSES

A summary of expenses included in other noninterest expenses are as follows for the three and nine month periods ended:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Marketing and donations	$610	$228	$1,639	$978
FDIC insurance premiums	218	209	646	874
Directors fees	235	203	654	620
Audit fees	179	195	509	518
Education and travel	112	102	378	306
Printing and supplies	91	108	310	297
Postage and freight	105	103	300	299
Foreclosed asset and collection	21	143	100	420
Consulting fees	92	63	350	163
Amortization of deposit premium	67	77	200	229
Legal fees	50	82	193	198
Other Losses	80	23	217	34
All other	376	379	1,186	1,102

Total	$2,236	$1,915	$6,682	$6,038

NOTE 10 – FEDERAL INCOME TAXES

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Income taxes at 34% statutory rate	$1,481	$967	$4,093	$2,971
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(391)	(389)	(1,170)	(1,157)
Earnings on corporate owned life insurance	(58)	(48)	(176)	(146)
Other	(147)	(204)	(439)	(460)

Total effect of nontaxable income	(596)	(641)	(1,785)	(1,763)
Effect of nondeductible expenses	14	8	36	31

Federal income tax expense	$899	$334	$2,344	$1,239

Included in OCI for the three and nine month periods ended September 30, 2012 and 2011 are changes in unrealized holding gains, related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of OCI follows for the three and nine month periods ended September 30:

	Three Months Ended
	September 30, 2012			September 30, 2011
	Auction Rate Money Market Preferreds and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferreds and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$630	$2,360	$2,990	$(675)	$5,396	$4,721
Reclassification adjustment for net realized gains included in net income	—	(116)	(116)	—	—	—

Net unrealized gains	630	2,244	2,874	(675)	5,396	4,721
Tax effect	—	(763)	(763)	—	(1,835)	(1,835)

Other comprehensive income (loss), net of tax	$630	$1,481	$2,111	$(675)	$3,561	$2,886

	Nine Months Ended
	September 30, 2012			September 30, 2011
	Auction Rate Money Market Preferreds and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferreds and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains arising during the period	$2,049	$3,160	$5,209	$(72)	$10,122	$10,050
Reclassification adjustment for net realized gains included in net income	—	(1,119)	(1,119)	—	—	—
Reclassification adjustment for impairment loss included in net income	—	282	282	—	—	—

Net unrealized gains	2,049	2,323	4,372	(72)	10,122	10,050
Tax effect	—	(790)	(790)	—	(3,442)	(3,442)

Other comprehensive income, net of tax	$2,049	$1,533	$3,582	$(72)	$6,680	$6,608

NOTE 11 – DEFINED BENEFIT PENSION PLAN

We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We contributed $709 to the pension plan during the nine month period ended September 30, 2012 and contributed $140 to the plan in the nine month period ended September 30, 2011. We anticipate contributing $41 to the plan in the fourth quarter of 2012.

Following are the components of net periodic benefit cost for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Interest cost on PBO	$118	$126	$353	$380
Expected return on plan assets	(127)	(131)	(381)	(392)
Amortization of unrecognized actuarial net loss	73	38	219	115

Net periodic benefit cost	$64	$33	$191	$103

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

Due to the limited trading activity of certain auction rate money market preferred securities and preferred stocks, we measured these securities using Level 3 inputs as of September 30, 2012. As the markets for these securities normalized and established regular trading patterns, we measured preferred stocks utilizing Level 1 inputs and an auction rate money market preferred security utilizing Level 2 inputs as of December 31, 2011 and continued to measure at these levels as of September 30, 2012.

The table below represents the activity in auction rate money market preferred available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Level 3 inputs at beginning of period	$2,834	$2,865
Net unrealized losses	(371)	(402)

Level 3 inputs—September 30	$2,463	$2,463

The table below represents the activity in preferred stock available-for-sale investment securities measured with Level 3 inputs on a recurring basis for the:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Level 3 inputs at beginning of period	$7,570	$6,936
Net unrealized (losses) gains	(304)	330

Level 3 inputs—September 30	$7,266	$7,266

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

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of September 30, 2012:

Valuation Techniques	Fair Value	Unobservable Input	Range
		Duration of cash flows	17 - 120 Months
Discounted cash flow	$6,889	Reduction in interest rate from original loan terms	2.13% - 3.38%

		Discount applied to collateral appraisal:
		Real Estate	20% -30%
		Equipment	50%
Discounted appraisal value	$16,224	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

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

The activity in borrowings which the Corporation had elected to carry at fair value was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Borrowings carried at fair value—beginning of year	$—	$5,306	$5,242	$10,423
Paydowns and maturities	—	—	(5,209)	(5,000)
Net unrealized change in fair value	—	(42)	(33)	(159)

Borrowings carried at fair value—September 30	$—	$5,264	$—	$5,264

Unpaid principal balance—September 30	$—	$5,000	$—	$5,000

Commitments to extend credit, standby letters of credit and undisbursed loans: Fair values for off balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into consideration the remaining terms of the agreements and the counterparties’ credit standings. As we do not charge fees for lending commitments outstanding, as it is not practicable to estimate the fair value of these instruments.

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	September 30, 2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$24,664	$24,664	$24,664	$—	$—
Certicates of deposit held in other financial institutions	5,675	5,691	—	5,691	—
Mortgage loans available-for-sale	2,820	2,856	—	2,856	—
Total loans	766,751	780,793	—	753,411	27,382
Less allowance for loan losses	(12,062)	(12,062)	—	(7,793)	(4,269)

Net loans	754,689	768,731	—	745,618	23,113

Accrued interest receivable	6,565	6,565	6,565	—	—
Equity securities without readily determinable fair values (1)	17,830	17,830	—	—	—
Originated mortgage servicing rights	2,290	2,290	—	2,290	—
LIABILITIES
Deposits without stated maturities	522,642	522,642	522,642	—	—
Deposits with stated maturities	466,849	475,526	—	475,526	—
Borrowed funds	226,580	234,229	—	234,229	—
Accrued interest payable	813	813	813	—	—

	December 31, 2011
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$28,590	$28,590	$28,590	$-	$-
Certicates of deposit held in other financial institutions	8,924	8,977	-	8,977	-
Mortgage loans available-for-sale	3,205	3,252	—	3,252	—
Total loans	750,291	769,177	—	743,927	25,250
Less allowance for loan losses	(12,375)	(12,375)	—	(8,255)	(4,120)

Net loans	737,916	756,802	—	735,672	21,130

Accrued interest receivable	5,848	5,848	5,848	—	—
Equity securities without readily determinable fair values (1)	17,189	17,189	—	—	—
Originated mortgage servicing rights	2,374	2,374	—	2,374	—
LIABILITIES
Deposits without stated maturities	476,627	476,627	476,627	—	—
Deposits with stated maturities	481,537	499,644	—	499,644	—
Borrowed funds	210,894	222,538	—	222,538	—
Accrued interest payable	967	967	967	—	—

(1)	Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy.

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2012				December 31, 2011
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	1,788	—	1,788	—	4,710	—	4,710	—
Available-for-sale investment securities
Government sponsored enterprises	1,957	—	1,957	—	397	—	397	—
States and political subdivisions	185,480	—	185,480	—	174,938	—	174,938	—
Auction rate money market preferred	2,771	—	2,771	—	2,049	—	2,049	—
Preferred stocks	6,360	6,360	—	—	5,033	5,033	—	—
Mortgage-backed securities	142,228	—	142,228	—	143,602	—	143,602	—
Collateralized mortgage obligations	128,618	—	128,618	—	99,101	—	99,101	—

Total available-for-sale investment securities	467,414	6,360	461,054	—	425,120	5,033	420,087	—
Borrowed funds	—	—	—	—	5,242	—	5,242	—
Nonrecurring items
Impaired loans (net of the allowance for loan losses)	23,113	—	—	23,113	21,130	—	—	21,130
Originated mortgage servicing rights	2,290	—	2,290	—	2,374	—	2,374	—
Foreclosed assets	2,001	—	2,001	—	1,876	—	1,876	—

	496,606	6,360	467,133	23,113	460,452	5,033	434,289	21,130

Percent of assets and liabilities measured at fair value		1.28%	94.07%	4.65%		1.09%	94.32%	4.59%

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and nine month periods ended September 30, 2012 and 2011, are summarized as follows:

	Three Months Ended September 30
	2012			2011
Description	Trading Gains and (Losses)	Other Gains and (Losses)	Total	Trading Gains and (Losses)	Other Gains and (Losses)	Total
Recurring Items
Trading securities	(9)	—	(9)	(24)	—	(24)
Borrowed funds	—	—	—	—	42	42
Nonrecurring Items
Foreclosed assets	—	—	—	—	(10)	(10)
Originated mortgage servicing rights	—	(98)	(98)	—	(296)	(296)

Total	(9)	(98)	(107)	(24)	(264)	(288)

	Nine Months Ended September 30
	2012			2011
Description	Trading Losses	Other Gains and (Losses)	Total	Trading Losses	Other Gains and (Losses)	Total

Recurring items
Trading securities	(41)	—	(41)	(51)	—	(51)
Borrowed funds	—	33	33	—	159	159
Nonrecurring items
Foreclosed assets	—	(17)	(17)	—	(45)	(45)
Originated mortgage servicing rights	—	(56)	(56)	—	(314)	(314)

Total	(41)	(40)	(81)	(51)	(200)	(251)

NOTE 13 – OPERATING SEGMENTS

Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of Isabella Bank as of September 30, 2012 and 2011 and each of the three and nine month periods then ended, represented 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ISABELLA BANK CORPORATION FINANCIAL REVIEW

(All dollars in thousands, except per share data)

This section reviews the financial condition and results of operations of Isabella Bank Corporation and its subsidiaries for the three and nine month periods ended September 30, 2012 and 2011. This analysis should be read in conjunction with our 2011 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 3 of this report. A comprehensive list of acronyms and abbreviations used throughout this discussion is included in “Note 1—Basis of Presentation” of our interim condensed consolidated financial statements.

Executive Summary

Despite the challenges of the current economic environment and increased regulatory compliance costs, we are pleased to report our highest quarterly earnings ever and we anticipate that the year ending December 31, 2012 will be our strongest year. There continues to be slight improvements in the local, regional, and national economies, but a large degree of economic uncertainty remains. Our continued success throughout these challenging times is a direct result of our unwavering focus on community banking principles, prudent underwriting standards, and long term sustainable growth. This focus has enabled us to continue to meet the needs of the communities we serve which translates into increased shareholder value.

As we continue to look to build upon our continued success and our desire to expand into complementary markets, we are excited about the prospects of our new Freeland, Michigan office which was opened in October 2012. The new location will complement our existing office locations, increase our brand awareness in the Freeland area, and provide additional shareholder value for years to come.

Recent Legislation

The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already and are expected to continue to have a significant impact on the Corporation’s operating results in future periods. While the legislation has been passed for these acts, much of the regulations have yet to be written. As such, the extent of the potential impact on our operations has yet to be determined. Of these three acts, the Dodd-Frank Act has had, and is likely to have, the most significant impact. This particular Act made sweeping changes in the regulation of financial institutions aimed at strengthening the operation of the financial services sector. As a result of the implementation of some of the provisions, we have had increases in compensation costs and this trend is expected to continue.

In June 2012, the FFIEC proposed new capital requirements for all financial institutions. In general, the proposal adds a new capital standard of equity capital to assets and increases the minimum capital ratios to be considered well capitalized. While these proposals are not yet final, they could significantly impact our capital requirements, which could impact our ability to pay dividends.

RESULTS OF OPERATIONS

Selected Financial Data

The following table outlines the results of operations and provides certain performance measures for:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
INCOME STATEMENT DATA
Interest income	$14,164	$14,532	$42,556	$43,439
Interest expense	3,239	4,070	10,372	12,224

Net interest income	10,925	10,462	32,184	31,215
Provision for loan losses	200	963	1,100	2,383
Noninterest income	2,759	1,859	8,844	5,785
Noninterest expenses	9,128	8,513	27,889	25,879
Federal income tax expense	899	334	2,344	1,239

Net Income	$3,457	$2,511	$9,695	$7,499

PER SHARE
Basic earnings	$0.45	$0.33	$1.28	$0.99
Diluted earnings	0.44	0.32	1.24	0.97
Dividends	0.20	0.19	0.60	0.57
Market value*	22.50	18.75	22.50	18.75
Tangible book value*	14.65	13.70	14.65	13.70
BALANCE SHEET DATA
At end of period
Loans	$766,751	$750,163	$766,751	$750,163
Total assets	1,389,138	1,324,093	1,389,138	1,324,093
Deposits	989,491	942,441	989,491	942,441
Shareholders’ equity	164,147	155,579	164,147	155,579
Average balance
Loans	$761,069	$746,856	$751,071	$741,308
Total assets	1,391,955	1,299,179	1,372,433	1,272,848
Deposits	988,136	932,508	979,934	920,290
Shareholders’ equity	152,537	146,514	154,428	146,271
PERFORMANCE RATIOS
Return on average total assets (annualized)	0.99%	0.77%	0.94%	0.79%
Return on average shareholders’ equity (annualized)	9.07%	6.86%	8.37%	6.84%
Return on average tangible equity (annualized)	12.56%	9.97%	11.96%	10.08%
Net interest margin yield (FTE annualized)	3.73%	3.85%	3.72%	3.90%
Loan to deposit*	77.49%	79.60%	77.49%	79.60%
Nonperforming loans to total loans*	0.98%	0.81%	0.98%	0.81%
Nonperforming assets to total assets*	0.68%	0.61%	0.68%	0.61%
ALLL to nonperforming loans*	160.98%	199.24%	160.98%	199.24%

CAPITAL RATIOS
Shareholders’ equity to assets*	11.82%	11.75%	11.82%	11.75%
Tier 1 capital to average assets*	8.27%	8.10%	8.27%	8.10%
Tier 1 risk-based capital*	13.35%	12.43%	13.35%	12.43%
Total risk-based capital*	14.60%	13.68%	14.60%	13.68%

*	At end of period

Net Interest Income

Net interest income is our primary source of income. Interest income includes loan fees of $846 and $2,302 for the three and nine month periods ended September 30, 2012, respectively, as compared to $534 and $1,755 during the same periods in 2011. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

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

The following table displays the results for the three month periods ended September 30:

	2012			2011
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$761,069	$10,918	5.74%	$746,856	$11,365	6.09%
Taxable investment securities	316,639	1,878	2.37%	243,123	1,800	2.96%
Nontaxable investment securities	149,390	2,006	5.37%	135,433	1,961	5.79%
Trading account securities	1,862	23	4.94%	4,905	68	5.55%
Other	26,367	121	1.84%	38,412	121	1.26%

Total earning assets	1,255,327	14,946	4.76%	1,168,729	15,315	5.24%
NONEARNING ASSETS
Allowance for loan losses	(12,484)			(12,496)
Cash and demand deposits due from banks	19,483			20,459
Premises and equipment	25,290			24,361
Accrued income and other assets	104,339			98,126

Total assets	$1,391,955			$1,299,179

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$172,931	52	0.12%	$155,385	49	0.13%
Savings deposits	218,028	110	0.20%	192,457	117	0.24%
Time deposits	472,873	2,041	1.73%	469,791	2,559	2.18%
Borrowed funds	232,231	1,036	1.78%	202,451	1,345	2.66%

Total interest bearing liabilities	1,096,063	3,239	1.18%	1,020,084	4,070	1.60%
NONINTEREST BEARING LIABILITIES
Demand deposits	124,304			114,875
Other	19,051			17,706
Shareholders’ equity	152,537			146,514

Total liabilities and shareholders’ equity	$1,391,955			$1,299,179

Net interest income (FTE)		$11,707			$11,245

Net yield on interest earning assets (FTE)			3.73%			3.85%

The following table displays the results for the nine month periods ended September 30:

	2012			2011
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$751,071	$32,707	5.81%	$741,308	$34,190	6.15%
Taxable investment securities	306,006	5,755	2.51%	226,104	5,149	3.04%
Nontaxable investment securities	144,170	5,956	5.51%	134,948	5,830	5.76%
Trading account securities	2,925	120	5.47%	5,174	217	5.59%
Other	33,619	363	1.44%	38,407	388	1.35%

Total earning assets	1,237,791	44,901	4.84%	1,145,941	45,774	5.33%
NONEARNING ASSETS
Allowance for loan losses	(12,559)			(12,544)
Cash and demand deposits due from banks	19,455			20,111
Premises and equipment	25,079			24,335
Accrued income and other assets	102,667			95,005

Total assets	$1,372,433			$1,272,848

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$171,079	156	0.12%	$152,436	142	0.12%
Savings deposits	212,040	341	0.21%	192,820	363	0.25%
Time deposits	476,186	6,586	1.84%	463,950	7,781	2.24%
Borrowed funds	223,668	3,289	1.96%	193,021	3,938	2.72%

Total interest bearing liabilities	1,082,973	10,372	1.28%	1,002,227	12,224	1.63%
NONINTEREST BEARING LIABILITIES
Demand deposits	120,629			111,084
Other	14,403			13,266
Shareholders’ equity	154,428			146,271

Total liabilities and shareholders’ equity	$1,372,433			$1,272,848

Net interest income (FTE)		$34,529			$33,550

Net yield on interest earning assets (FTE)			3.72%			3.90%

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

	Three Months Ended September 30, 2012 Compared to September 30, 2011 Increase (Decrease) Due to			Nine Months Ended September 30, 2012 Compared to September 30, 2011 Increase (Decrease) Due to:
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$213	$(660)	$(447)	$446	$(1,929)	$(1,483)
Taxable investment securities	479	(401)	78	1,607	(1,001)	606
Nontaxable investment securities	193	(148)	45	388	(265)	123
Trading account securities	(38)	(7)	(45)	(92)	(5)	(97)
Other	(45)	45	—	(51)	26	(25)

Total changes in interest income	802	(1,171)	(369)	2,298	(3,174)	(876)
CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	5	(2)	3	17	(3)	14
Savings deposits	14	(21)	(7)	34	(56)	(22)
Time deposits	17	(535)	(518)	201	(1,396)	(1,195)
Borrowed funds	178	(487)	(309)	562	(1,211)	(649)

Total changes in interest expense	214	(1,045)	(831)	814	(2,666)	(1,852)

Net change in interest margin (FTE)	$588	$(126)	$462	$1,484	$(508)	$976

Our net yield on interest earning assets has leveled off in spite of the persistent low interest rate environment and soft loan demand. This is a direct result of our restructuring of $60,000 of FHLB advances in the first quarter of 2012, which is anticipated to reduce interest expense by approximately $450 for 2012.

Given that the historically low interest rate environment is expected to continue for the foreseeable future, the net yield on interest earning assets is likely to decline in future periods. This anticipated decline will be driven by continued reduction in rates earned on loans without a corresponding decline in funding rates. Any additional interest income will be contingent upon increases in volume, which will increase the speed of the rate reductions on interest earning assets.

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

The following tables summarize our charge off and recovery activity for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Allowance for loan losses at beginning of period	$12,318	$12,378	$12,375	$12,373
Loans charged off
Commercial and agricultural	271	215	957	1,085
Residential real estate	213	857	566	1,735
Consumer	127	98	364	382

Total loans charged off	611	1,170	1,887	3,202

Recoveries
Commercial and agricultural	40	76	168	422
Residential real estate	34	39	95	142
Consumer	81	87	211	255

Total recoveries	155	202	474	819
Provision for loan losses	200	963	1,100	2,383

Allowance for loan losses at end of period	$12,062	$12,373	$12,062	$12,373

Net loans charged off	$456	$968	$1,413	$2,383
Average loans outstanding	761,069	746,856	751,071	741,308

Net loans charged off to average loans outstanding	0.06%	0.13%	0.19%	0.32%

Total amount of loans outstanding at end of period	$766,751	$750,163	$766,751	$750,163

Allowance for loan losses as a % of loans at end of period	1.57%	1.65%	1.57%	1.65%

As shown in the preceding table, the level of net chargeoffs continues to decline. This trend has allowed us to reduce our provision, which has led to a decline in the ALLL in both amount and as a percentage of loans. For further discussion on the allocation of the ALLL, see “Note 6—Loans and Allowance for Loan Losses” to our interim condensed consolidated financial statements.

Loans Past Due and Loans in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the allowance for loan losses. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans. Loans past due and in nonaccrual status have increased over prior periods. Part of the increase in accruing loans past due 30-89 days from year end was related to one loan that had a balance of $1,302 as of September 30, 2012. This loan was also past due 30-89 days as of June 30, 2012. We will continue to closely monitor this loan for indicators of additional deterioration. The increase in nonaccrual loans was primarily the result of the addition of one loan in the three month period ended September 30, 2012 (for further discussion see nonperforming assets below).

A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 6—Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

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

The following table summarizes our troubled debt restructurings component of impaired loans as of:

	September 30, 2012			December 31, 2011
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$17,637	$1,551	$19,188	$16,125	$514	$16,639	$2,549
Past due 30-89 days	594	1,017	1,611	1,614	429	2,043	(432)
Past due 90 days or more	30	232	262	—	74	74	188

Total troubled debt restructurings	$18,261	$2,800	$21,061	$17,739	$1,017	$18,756	$2,305

Additional disclosures about TDR’s are included in “Note 6—Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

Nonperforming Assets

The following table summarizes our nonperforming assets as of:

	September 30 2012	December 31 2011
Nonaccrual loans	$7,025	$6,389
Accruing loans past due 90 days or more	468	760

Total nonperforming loans	7,493	7,149
OREO	1,986	1,867
Repossessed assets	15	9

Total nonperforming assets	$9,494	$9,025

Nonperforming loans as a % of total loans	0.98%	0.95%

Nonperforming assets as a % of total assets	0.68%	0.67%

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

Included in the nonaccrual loan balances above were credits currently classified as troubled debt restructurings as of:

	September 30 2012	December 31 2011
Commercial and agricultural	$2,608	$520
Residential real estate	192	497

Total	$2,800	$1,017

The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of September 30, 2012 and December 31, 2011. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	September 30, 2012		December 31, 2011
	Outstanding Balance	Specific Allocation	Outstanding Balance	Specific Allocation
Borrower 1	$1,096	$175	$—	$—
Borrower 2	997	A	1,014	A
Borrower 3	—	—	1,900	B
Borrower 4	2,107	390	—	—
Other not individually significant	1,369		1,891

Total	$5,569		$4,805

A -	No specific allocation as the net realizable value of the loan’s underlying collateral value exceeded the loan’s carrying balance.
B -	No specific allocation established for this loan as it was charged down to reflect the current market value of the real estate. This loan was subsequently transferred to OREO and sold in the second quarter of 2012.

There were no other individually significant credits included in nonaccrual loans as of September 30, 2012 or December 31, 2011.

Additional disclosures about nonaccrual loans are included in “Note 6—Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a chargeoff. We believe that all loans deemed to be impaired have been recognized.

We believe that the level of the ALLL is appropriate as of September 30, 2012 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the allowance for loan losses remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2012	2011	$	%
Service charges and fees
NSF and overdraft fees	$628	$653	$(25)	-3.8%
ATM and debit card fees	473	455	18	4.0%
Trust fees	279	253	26	10.3%
Freddie Mac servicing fee	185	188	(3)	-1.6%
Service charges on deposit accounts	80	84	(4)	-4.8%
Net originated mortgage servicing rights loss	(135)	(325)	190	N/M
All other	33	33	—	0.0%

Total service charges and fees	1,543	1,341	202	15.1%
Gain on sale of mortgage loans	422	111	311	280.2%
Net loss on trading securities	(9)	(24)	15	N/M
Net gain on borrowings measured at fair value	—	42	(42)	-100.0%
Gain on sale of available-for-sale investment securities	116	—	116	N/M
Other
Earnings on corporate owned life insurance policies	171	141	30	21.3%
Brokerage and advisory fees	143	122	21	17.2%
Income from investment in Corporate Settlement Solutions	198	3	195	N/M
Gain on sale of OREO	75	32	43	134.4%
All other	100	91	9	9.9%

Total other	687	389	298	76.6%

Total noninterest income	$2,759	$1,859	$900	48.4%

	Nine Months Ended September 30
			Change
	2012	2011	$	%
Service charges and fees
NSF and overdraft fees	$1,783	$1,875	$(92)	-4.9%
ATM and debit card fees	1,407	1,299	108	8.3%
Trust fees	795	741	54	7.3%
Freddie Mac servicing fee	563	544	19	3.5%
Service charges on deposit accounts	238	242	(4)	-1.7%
Net originated mortgage servicing rights loss	(85)	(375)	290	N/M
All other	99	108	(9)	-8.3%

Total service charges and fees	4,800	4,434	366	8.3%
Gain on sale of mortgage loans	1,080	293	787	268.6%
Net loss on trading securities	(41)	(51)	10	N/M
Net gain on borrowings measured at fair value	33	159	(126)	-79.2%
Gain on sale of available-for-sale investment securities	1,119	—	1,119	N/M
Other
Earnings on corporate owned life insurance policies	519	428	91	21.3%
Brokerage and advisory fees	410	405	5	1.2%
Income (Loss) from investment in Corporate Settlement Solutions	397	(281)	678	N/M
Gain on sale of OREO	206	73	133	182.2%
All other	321	325	(4)	-1.2%

Total other	1,853	950	903	95.1%

Total noninterest income	$8,844	$5,785	$3,059	52.9%

Significant changes in noninterest income are detailed below:

•

We continuously analyze various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, we make any necessary adjustments to ensure that our fee structure is within the range of our competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees represent the largest single component of service charges and fees. While we have experienced significant increases in deposit accounts, NSF and overdraft fees have declined. This decline has been the result of reduced overdraft activity by our customers as well as changes in banking regulations. We expect this downward trend to continue into the foreseeable future.

•

As customers have continued to increase their dependence on ATM and debit cards, we have seen a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of debit cards increases.

•

In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage and advisory services. These efforts have translated into increases in revenues and we expect this trend to continue in future periods.

•

The recent decline in offering rates on residential real estate loans has led to a significant increase in the level of refinancing activity. This increase in activity has resulted in substantial increases in the gain on sale of mortgage loans, while contributing to fluctuations in the value of our OMSR portfolio. This increased refinancing activity has also contributed to the increase in income from Corporate Settlement. We anticipate this trend to continue for the remainder of 2012.

•

Fluctuations in the gains and losses related to trading securities and borrowings measured at fair value are caused by interest rate variances. As we do not anticipate any significant changes to interest rates in the foreseeable future, and therefore we do not anticipate any large fluctuations in future periods.

•

We are continually analyzing our available-for-sale investment portfolio for potential sale opportunities that will improve our long term profitability. During the first quarter of 2012, we identified several pools of mortgage-backed securities with significant unrealized gains. As the interest rates of the underlying mortgages were significantly higher than the current offering rates for similar mortgages, we elected to realize these gains through the sales of such securities as the investments would have likely been paid off in the near term through refinancing activity. In the third quarter of 2012, we elected to sell some additional mortgage-backed securities as their current prepayment characteristics had resulted in less than acceptable yields. We do not anticipate any further significant investment sales during the remainder of 2012.

•

Earnings on corporate owned life insurance policies have increased from 2011 as a result of the purchase of an additional $4,000 in policies in the third quarter of 2011. Earnings are expected to approximate current levels for the remainder of 2012.

•

As market conditions have improved, we have been able to sell some of our OREO properties at gains. As property values and the facts and circumstances surrounding each property vary, this amount will fluctuate from period to period. We do not anticipate any assets currently included in OREO generating significant gains or losses in future periods.

•

The fluctuation in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels for the remainder of 2012.

Noninterest Expenses

Noninterest expenses include compensation and benefits, occupancy, furniture and equipment, available-for-sale security impairment loss, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2012	2011	$	%
Compensation and benefits
Compensation	$3,810	$3,567	$243	6.8%
Benefits	1,320	1,247	73	5.9%

Total compensation and benefits	5,130	4,814	316	6.6%

Occupancy
Outside services	147	147	—	0.0%
Depreciation	156	153	3	2.0%
Property taxes	129	121	8	6.6%
Utilities	125	122	3	2.5%
Building repairs	70	70	—	0.0%
All other	22	20	2	10.0%

Total occupancy	649	633	16	2.5%

Furniture and equipment
Computer / service contracts	455	504	(49)	-9.7%
Depreciation	451	474	(23)	-4.9%
ATM and debit card fees	177	161	16	9.9%
All other	30	12	18	150.0%

Total furniture and equipment	1,113	1,151	(38)	-3.3%

Other
Marketing and donations	610	228	382	167.5%
FDIC insurance premiums	218	209	9	4.3%
Directors fees	235	203	32	15.8%
Audit fees	179	195	(16)	-8.2%
Education and travel	112	102	10	9.8%
Printing and supplies	91	108	(17)	-15.7%
Postage and freight	105	103	2	1.9%
Foreclosed asset and collection	21	143	(122)	-85.3%
Consulting fees	92	63	29	46.0%
Amortization of deposit premium	67	77	(10)	-13.0%
Legal fees	50	82	(32)	-39.0%
Other losses	80	23	57	N/M
All other	376	379	(3)	-0.8%

Total other	2,236	1,915	321	16.8%

Total noninterest expenses	$9,128	$8,513	$615	7.2%

	Nine Months Ended September 30
			Change
	2012	2011	$	%
Compensation and benefits
Compensation	$11,458	$10,636	$822	7.7%
Benefits	4,205	3,929	276	7.0%

Total compensation and benefits	15,663	14,565	1,098	7.5%

Occupancy
Outside services	447	454	(7)	-1.5%
Depreciation	465	451	14	3.1%
Property taxes	388	379	9	2.4%
Utilities	349	355	(6)	-1.7%
Building repairs	177	189	(12)	-6.3%
All other	63	64	(1)	-1.6%

Total occupancy	1,889	1,892	(3)	-0.2%

Furniture and equipment
Computer / service contracts	1,469	1,429	40	2.8%
Depreciation	1,337	1,458	(121)	-8.3%
ATM and debit card fees	507	457	50	10.9%
All other	60	40	20	50.0%

Total furniture and equipment	3,373	3,384	(11)	-0.3%

Available-for-sale security impairment loss	282	—	282	N/M
Other
Marketing and donations	1,639	978	661	67.6%
FDIC insurance premiums	646	874	(228)	-26.1%
Directors fees	654	620	34	5.5%
Audit fees	509	518	(9)	-1.7%
Education and travel	378	306	72	23.5%
Printing and supplies	310	297	13	4.4%
Postage and freight	300	299	1	0.3%
Foreclosed asset and collection	100	420	(320)	-76.2%
Consulting fees	350	163	187	114.7%
Amortization of deposit premium	200	229	(29)	-12.7%
Legal fees	193	198	(5)	-2.5%
Other losses	217	34	183	N/M
All other	1,186	1,102	84	7.6%

Total other	6,682	6,038	644	10.7%

Total noninterest expenses	$27,889	$25,879	$2,010	7.8%

Significant changes in noninterest expenses are detailed below:

•

The increase in compensation, and corresponding increases in employee benefits, is due to annual merit increases and our continued growth as well as additional staff additions to help comply with the Dodd Frank Act and other recently passed regulations.

•

As noted above, our customers have continued to increase their dependence on ATM and debit cards. This increased usage has resulted in a corresponding increase in fees that we pay to various service providers. We expect that these fees will continue to increase as the usage of debit cards increases.

•

We have long been a strong supporter of the various communities, schools, and charities in the markets we serve. In the 1996, we established a foundation that is generally funded from non-recurring revenue sources. The foundation allows us to make long term to organizations that benefit our communities. Donation expenses related to the foundation were $850 and $250 for the nine months ended September 30, 2012 and 2011, respectively.

•

FDIC insurance premiums declined in the third quarter of 2011 due to a change in the premium calculation. Since that time, premiums have increased as we have continued to grow our balance sheet. There are no significant changes to the premium calculation expected for the remainder of 2012.

•

The increase in consulting fees is primarily related to consulting services employed to review the FHLB advance restructure (see “Volume and Rate Variance Analysis”, above). They also increased due to the engagement of consultants to review our loan prepayment and deposit decay assumptions as well as to review various information technology projects. Consulting fees are anticipated to approximate current levels for the remainder of 2012.

•

As a result of decreases in foreclosure and repossession activity, we have seen significant declines in foreclosed asset and collection expenses. These expenses have also declined as we have been able to recover expenses through our collection efforts. These collection efforts have actually led to a net negative expense for the current quarter as we have been able to recover expenses incurred in previous periods. Foreclosed asset and collection expenses are expected to decline for the remainder of 2012.

•

During the first quarter of 2012, we recorded a credit impairment on an AFS investment security through earnings due to a bond being downgraded by Moody’s to Caa3. We will continue to monitor the investment portfolio throughout the year for other potential other-than-temporary impairments. For further discussion, see “Note 5—Available-For-Sale Securities” to the interim condensed consolidated financial statements.

•

Other losses have increased significantly in 2012 primarily as a result of losses incurred related to a fraudulent wire transfer as well as losses related to repurchase of a loan that was previously sold to a third party. We do not anticipate any significant other losses in the remainder of 2012.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	September 30 2012	December 31 2011	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$24,664	$28,590	$(3,926)	-13.73%
Certificates of deposit held in other financial institutions	5,675	8,924	(3,249)	-36.41%
Trading securities	1,788	4,710	(2,922)	-62.04%
Available-for-sale securities	467,414	425,120	42,294	9.95%
Mortgage loans available-for-sale	2,820	3,205	(385)	-12.01%
Loans	766,751	750,291	16,460	2.19%
Allowance for loan losses	(12,062)	(12,375)	313	N/M
Premises and equipment	25,471	24,626	845	3.43%
Corporate owned life insurance	22,594	22,075	519	2.35%
Accrued interest receivable	6,565	5,848	717	12.26%
Equity securities without readily determinable fair values	17,830	17,189	641	3.73%
Goodwill and other intangible assets	46,592	46,792	(200)	-0.43%
Other assets	13,036	12,930	106	0.82%

TOTAL ASSETS	$1,389,138	$1,337,925	$51,213	3.83%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$989,491	$958,164	$31,327	3.27%
Borrowed funds	226,580	216,136	10,444	4.83%
Accrued interest payable and other liabilities	8,920	8,842	78	0.88%

Total liabilities	1,224,991	1,183,142	41,849	3.54%
Shareholders’ equity	164,147	154,783	9,364	6.05%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,389,138	$1,337,925	$51,213	3.83%

As shown above, we were able to grow our balance sheet since December 31, 2011. The growth in deposits was supplemented by an increase in borrowed funds. As loan growth continues to be relatively soft, the additional funding provided by the growth in loans and deposits were deployed into available-for-sale investment securities to generate additional net interest income. We anticipate that loan growth will continue to be a challenge and that deposit growth will approximate current levels over the remainder of the year.

The following table outlines the changes in the loan portfolio:

	September 30 2012	December 31 2011	$ Change	% Change (unannualized)
Agricultural	$83,439	$74,645	$8,794	11.78%
Commercial	369,366	365,714	3,652	1.00%
Consumer	33,515	31,572	1,943	6.15%
Residential real estate	280,431	278,360	2,071	0.74%

Total	$766,751	$750,291	$16,460	2.19%

The following table outlines the changes in the deposit portfolio:

	September 30 2012	December 31 2011	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$126,362	$119,072	$7,290	6.12%
Interest bearing demand deposits	174,350	163,653	10,697	6.54%
Savings deposits	221,930	193,902	28,028	14.45%
Certificates of deposit	374,445	395,777	(21,332)	-5.39%
Brokered certificates of deposit	59,871	54,326	5,545	10.21%
Internet certificates of deposit	32,533	31,434	1,099	3.50%

Total	$989,491	$958,164	$31,327	3.27%

Borrowed funds consist of the following obligations as of:

	September 30, 2012		December 31, 2011
	Amount	Rate	Amount	Rate
Federal Home Loan Bank advances	$152,000	2.15%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	57,927	0.20%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,653	3.51%	16,696	3.51%

Total	$226,580	1.75%	$216,136	2.42%

The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by FHLB stock. We had the ability to borrow up to an additional $117,035 based on assets currently pledged as collateral as of September 30, 2012. During the first quarter of 2012, we reduced funding costs by modifying the terms of $60,000 of FHLB advances. This modification strategy extended the duration of our interest bearing liabilities and will reduce interest expense by approximately $450 for 2012.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	September 30 2012		December 31 2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$—	—	$17,000	2.97%
One year putable fixed rate advances due 2012	5,000	3.48%	15,000	4.10%
Variable rate advances due 2012	5,000	0.50%	—	—
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable fixed rate advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	—	—	25,000	3.16%
Fixed rate advances due 2015	42,000	1.12%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—
Fixed rate advances due 2020	10,000	1.98%	—	—

Total	$152,000	2.15%	$142,242	3.16%

Capital

Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income. We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to theses authorizations, we issued 85,227 shares or $2,025 of common stock during the first nine months of 2012, as compared to 89,898 shares or $1,633 of common stock during the same period in 2011. We also offer the Directors Plan which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $496 and $486 during the nine month periods ended September 30, 2012 and 2011, respectively.

We have approved a publicly announced common stock repurchase plan. During the first nine months of 2012 and 2011, pursuant to this plan, we repurchased 63,103 shares of common stock at an average price of $24.09 and 76,708 shares of common stock at an average price of $18.13, respectively. As of September 30, 2012, we were authorized to repurchase up to an additional 105,893 shares of common stock.

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.0%. Our primary capital to adjusted average assets, which consists of shareholders’ equity plus the allowance for loan losses less acquisition intangibles, was 8.27% as of September 30, 2012.

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

	September 30 2012	December 31 2011	Required
Equity Capital	13.35%	12.92%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	14.60%	14.17%	8.00%

Secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At September 30, 2012, the Bank exceeded these minimum capital requirements. Recently passed legislation will likely increase the required level of capital for banks. This increase in capital levels may have an adverse impact on our ability to grow and pay dividends.

Liquidity

Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.

Our primary sources of liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities. These categories totaled $499,541 or 36.0% of assets as of September 30, 2012 as compared to $467,344 or 34.9% as of December 31, 2011. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies on a daily basis as a result of customer activity.

Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks as federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB Advances, FRB Discount Window Advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, investment securities, or loans as collateral. We had the ability to borrow up to an additional $117,035 based on the assets currently pledged as collateral.

The following table summarizes our sources and uses of cash for the nine month periods ended September 30:

	2012	2011	$ Variance
Net cash provided by operating activities	$14,860	$12,992	$1,868
Net cash used in investing activities	(56,181)	(92,937)	36,756
Net cash provided by financing activities	37,395	83,057	(45,662)

(Decrease) increase in cash and cash equivalents	(3,926)	3,112	(7,038)
Cash and cash equivalents January 1	28,590	18,109	10,481

Cash and cash equivalents September 30	$24,664	$21,221	$3,443

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

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2012, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given prevailing interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase at these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.

The following table summarizes our interest rate sensitivity as of:

	September 30, 2012
Immediate basis point change assumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-1.45%	—	0.28%	-1.79%	-2.54%	-3.72%

	September 30, 2011
Immediate basis point change assumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-2.22%	—	1.09%	0.26%	-1.88%	N/A

A 400 basis point increase was not applicable as of September 30, 2011 as we were not utilizing this scenario as part of our interest rate sensitivity analysis at that time.

The secondary method to measure interest rate risk is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. A substantial portion of our assets are invested in loans and investment securities with issuer call options. Residential real estate and consumer loans have imbedded options that allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current interest rate for residential real estate loans, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or have prepayment options. The call and prepayment options are more likely to be exercised in a period of decreasing interest rates. Investment securities, other than those that are callable, do not have any significant embedded options. Savings and NOW accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2012 and December 31, 2011. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows. During the third quarter of 2012, we engaged the services of a third party to analyze our historical loan prepayment speeds and non-contractual deposit decay rates. These analyses were prompted by the Office of Thrift Supervision’s discontinuation of publishing its various benchmarks for various loan prepayment speeds and deposit decay rates, which we had previously used for certain loan and deposit accounts (including as of December 31, 2011). As a result of implementing the results of these analyses, the estimated lives of our non-contractual deposit accounts significantly increased, which in turn significantly impacted the corresponding estimated cash flows for these accounts in the following table. We have reviewed the results of the analyses in detail and feel that it reasonably reflects the prepayment speeds and decay rates of our loan and deposit portfolios.

(dollars in thousands)	September 30, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$9,572	$1,325	$240	$—	$—	$—	$11,137	$11,153
Average interest rates	0.82%	1.14%	1.25%	—	—	—	0.87%
Trading securities	$1,050	$738	$—	$—	$—	$—	$1,788	$1,788
Average interest rates	2.64%	2.81%	—	—	—	—	2.71%
Fixed interest rate securities	$124,653	$66,580	$53,645	$38,084	$37,954	$146,498	$467,414	$467,414
Average interest rates	2.46%	2.46%	2.67%	2.75%	3.06%	2.65%	2.62%
Fixed interest rate loans (1)	$139,585	$95,994	$88,688	$88,337	$104,694	$77,042	$594,340	$608,382
Average interest rates	5.93%	5.67%	5.77%	5.35%	4.70%	4.78%	5.41%
Variable interest rate loans (1)	$69,647	$26,793	$29,299	$14,862	$21,910	$9,900	$172,411	$172,411
Average interest rates	4.70%	3.89%	3.71%	3.71%	3.38%	3.99%	4.11%

Rate sensitive liabilities
Borrowed funds	$68,448	$5,225	$32,907	$30,000	$40,000	$50,000	$226,580	$234,229
Average interest rates	0.44%	4.43%	1.13%	2.19%	2.15%	3.03%	1.74%
Savings and NOW accounts	$34,756	$31,593	$28,396	$25,549	$23,013	$252,973	$396,280	$396,280
Average interest rates	0.18%	0.18%	0.17%	0.17%	0.17%	0.16%	0.17%
Fixed interest rate time deposits	$215,522	$67,291	$67,215	$51,449	$44,352	$19,867	$465,696	$474,373
Average interest rates	1.24%	1.94%	2.10%	2.21%	1.87%	1.62%	1.65%
Variable interest rate time deposits	$784	$369	$—	$—	$—	$—	$1,153	$1,153
Average interest rates	0.46%	0.45%	—	—	—	—	0.46%

	December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,775	$4,125	$100	$—	$—	$—	$13,000	$13,053
Average interest rates	1.18%	1.33%	0.35%	—	—	—	1.22%
Trading securities	$3,156	$1,031	$523	$—	$—	$—	$4,710	$4,710
Average interest rates	3.34%	2.48%	2.49%	—	—	—	3.06%
Fixed interest rate securities	$104,559	$61,421	$48,659	$37,777	$35,108	$137,596	$425,120	$425,120
Average interest rates	2.98%	2.84%	2.91%	2.93%	3.21%	3.01%	2.98%
Fixed interest rate loans (1)	$141,867	$140,390	$90,852	$75,690	$76,985	$61,854	$587,638	$606,524
Average interest rates	6.24%	6.08%	5.94%	5.99%	5.40%	5.15%	5.90%
Variable interest rate loans (1)	$70,783	$25,267	$20,803	$18,853	$11,631	$15,316	$162,653	$162,653
Average interest rates	5.87%	3.97%	4.05%	3.68%	4.00%	3.98%	4.78%

Rate sensitive liabilities
Borrowed funds	$89,869	$15,000	$25,869	$45,398	$20,000	$20,000	$216,136	$227,780
Average interest rates	1.42%	3.93%	3.13%	3.30%	2.67%	2.56%	2.41%
Savings and NOW accounts	$120,850	$78,313	$51,291	$34,006	$22,803	$50,292	$357,555	$357,555
Average interest rates	0.20%	0.19%	0.18%	0.17%	0.15%	0.15%	0.18%
Fixed interest rate time deposits	$264,147	$62,883	$46,802	$55,493	$43,601	$7,052	$479,978	$498,085
Average interest rates	1.61%	2.67%	2.33%	2.56%	2.41%	1.48%	2.00%
Variable interest rate time deposits	$1,152	$407	$—	$—	$—	$—	$1,559	$1,559
Average interest rates	0.67%	0.69%	—	—	—	—	0.68%

(1)	The fair value reported is exclusive of the allocation of the allowance for loan losses.

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

The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2012	December 31 2011
Unfunded commitments under lines of credit	$109,593	$102,822
Commercial and standby letters of credit	4,033	4,461
Commitments to grant loans	23,377	21,806

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

Item 4 – Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2012, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

We have adopted and announced a common stock repurchase plan. The plan was last amended on April 26, 2012, to allow for the repurchase of an additional 150,000 shares of common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended September 30, 2012, with respect to this plan:

			Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

	Shares Repurchased
		Average Price Per Share
	Number
Balance, June 30, 2012				127,415
July 1 - 31, 2012	5,691	$24.60	5,691	121,724
August 1 - 31, 2012	9,821	24.34	9,821	111,903
September 1 - 30, 2012	6,010	23.46	6,010	105,893

Balance, September 30, 2012	21,522	$24.16	21,522	105,893

Item 6 – Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date: October 29, 2012	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2012	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)