Form 10-K
period 2012-12-31
ISABELLA BANK CORP
filed 2013-03-14
CIK 842517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

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

Common Stock - No Par Value

(Title of Class)

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant was $188,923,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,669,684 as of March 7, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 7, 2013	Part III

ISABELLA BANK CORPORATION

ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and are including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government including policies of the U.S. Treasury, the FRB, the FDIC, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning us and our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.

The acronyms and abbreviations identified below are used in throughout this 10-K. You may find it helpful to refer back to this page as you read this report.

AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest Rate Risk
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	Moody’s: Moody’s Investors Service, Inc
CFPB: Consumer Financial Protection Bureau	N/A: Not applicable
CRA: Community Reinvestment Act	N/M: Not meaningful
DIF: Deposit Insurance Fund	NASDAQ: NASDAQ Stock Market Index
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NASDAQ Banks: NASDAQ Bank Stock Index
NAV: Net asset value
Dividend Reinvestment Plan: Isabella Bank Corporation	OCI: Other comprehensive income (loss)
Stockholder Dividend Reinvestment Plan and	OFIR: Michigan Office of Financial and Insurance
Employee Stock Purchase Plan	Regulation
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OMSR: Originated mortgage servicing rights
Consumer Protection Act of 2010	OREO: Other real estate owned
ESOP: Employee stock ownership plan	OTC: Over-the-Counter
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PBO: Projected Benefit Obligation
FDI Act: Federal Deposit Insurance Act	PCAOB: Public Company Accounting Oversight
FDIC: Federal Deposit Insurance Corporation	Board
FFIEC: Federal Financial Institutions Examination	Rabbi Trust: A trust established to fund the Directors
Council	Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage	TDR: Troubled debt restructuring
Corporation	XBRL: eXtensible Business Reporting Language
FTE: Fully taxable equivalent
GAAP: U.S. generally accepted accounting principles

Part I

Item 1. Business (All dollars in thousands)

General

Isabella Bank Corporation is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has two subsidiaries: Isabella Bank and Financial Group Information Services. Isabella Bank has 26 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and five colleges and universities. Financial Group Information Services renders computer services to the Corporation and its subsidiaries.

As used in Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as in the Financial Statements and Supplementary Data, references to “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.

Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2012, 2011, and 2010 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.

We are a community bank with a focus on providing high quality, personalized service at a fair price. We offer a broad array of banking services to businesses, institutions, and individuals. We compete with other commercial banks, many of which are subsidiaries of other bank holding companies, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms.

Lending activities include loans made pursuant to commercial and agricultural operating and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and have not purchased any loans from the secondary market. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 6—Loans and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements.

Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. We also offer full service trust and brokerage services.

As of December 31, 2012, we had 356 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. We believe our relationship with our employees to be good. None of our workforce is subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our SEC filings (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports) are available through our website (www.isabellabank.com). We will provide paper copies of our SEC reports free of charge upon request of a shareholder.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding Isabella Bank Corporation (CIK #0000842517) and other issuers.

SUPERVISION AND REGULATION

The earnings and growth of the banking industry and, therefore, our earnings are affected by the credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recessions and curb inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon our future business and earnings cannot be predicted.

We, as a financial holding company, are regulated under the BHC Act, and are subject to the supervision of the FRB. We are registered as a financial services holding company with the FRB and are subject to annual reporting requirements and inspections and audits. Under FRB policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support our subsidiaries. This support may be required at times when, in the absence of such FRB policy, we would not otherwise be required to provide it.

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

Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. This priority would apply to guarantees of capital plans under the FDIC Improvement Act of 1991.

SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. See the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of the financial statements and other information for this 2012 Form 10-K. We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A, “Controls and Procedures” for our evaluation of disclosure controls and procedures and internal controls over financial reporting.

Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” on page 32 and in “Note 15—Commitments and Other Matters” and “Note 16—Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements.

Isabella Bank

The Bank is supervised and regulated by OFIR and the FRB. The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits and the safety and soundness of banking practices.

Our deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that assesses insurance premiums based upon a risk matrix that takes into account capital levels and supervisory ratings.

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

The Bank is also subject to legal limitations on the frequency and amount of dividends that can be paid to the Corporation. For example, a Michigan state chartered bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding six months (in the case of quarterly or semiannual dividends) or the preceding two consecutive six month periods (in the case of annual dividends).

The payment of dividends by the Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to keep adequate capital in compliance with regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The FRB and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. Additionally, the FRB Board of Governors requires a bank to notify the FRB prior to increasing its cash dividend by more than 10% over the prior year.

In 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act made sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. Many of the provisions in the Dodd-Frank Act will not become effective until future years. In particular, many provisions of the Dodd-Frank Act are subject to rulemaking, which make it difficult to predict the impact of the Dodd-Frank Act on us, our customers and the financial services industry as a whole. While the overall effects of the Dodd-Frank Act remain unclear, we anticipate that it will be substantial as we have experienced increased compensation costs as a result of staff additions necessary to comply with the initial wave of new regulations.

The aforementioned regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including payment of dividends and operating expenses.

The activities and operations of the Bank are also subject to other federal and state laws and regulations, including usury and consumer credit laws, the Federal Truth-in-Lending Act, the Truth-in-Saving and Regulation Z of the FRB, the Federal Bank Merger Act, and the Bank Secrecy Act.

Item 1A. Risk Factors

In the normal course of business we are exposed to various risks. These risks, if not managed correctly, could have a significant impact on our earnings, capital, share price, and ability to pay dividends. In order to effectively monitor and control the following risks, we utilize an enterprise risk model. We balance our strategic goals, including revenue and profitability objectives, with associated risks through the use of policies, systems, and procedures which have been adopted to identify, assess, control, monitor, and manage each risk area. We continually review the adequacy and effectiveness of these policies, systems, and procedures.

In order to effectively monitor and control the following risks, we utilize an enterprise risk process which covers each of the following areas.

Increases to loan losses and required allowance for loan losses

To manage the credit risk arising from lending activities, our most significant source of credit risk, we maintain what we believe are sound underwriting policies and procedures. We continuously monitor asset quality in order to manage our credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents our best estimate of probable losses within the existing portfolio of loans. The ALLL, in our judgment, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the ALLL reflects our continued evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and economic trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ALLL. In addition, bank regulatory agencies periodically review our ALLL and may require an increase in the provision for loan losses or the recognition of further loan charge offs, based on judgments different than our own.

Changes in economic conditions

An economic downturn within our local markets, as well as downturns in the state or national markets, could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products and lead to an increase of customers who fail to pay interest or principal on their loans. We continually monitor key economic indicators in an effort to anticipate the possible effects of downturns in the local, regional, and national economies.

Our success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Interest Rate Risk

IRR is the timing differences in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. We monitor the potential effects of changes in interest rates through simulations and gap analyses. To help mitigate the effects of changes in interest rates, we make significant efforts to ladder projected cash flows and maturities of interest sensitive assets and liabilities.

Liquidity risk

Liquidity risk is the risk to earnings or capital arising from our inability to meet our obligations when they come due without incurring unacceptable costs. Liquidity risk includes the inability to manage unplanned decreases or changes in funding sources, or failure to recognize or address changes in market conditions that affect the ability to liquidate assets quickly and with minimal loss in value. We have significant borrowing capacity through correspondent banks and the ability to sell certain investments to fund potential cash shortages, which we may use to help mitigate this risk.

The value of investment securities may be negatively impacted by fluctuations in the market

A volatile, illiquid market could require us to recognize an OTTI loss related to the investment securities held in our portfolio. We consider many factors in determining whether OTTI exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, and the probability the issuer will be unable to pay the amount when due. The presence of these factors could lead to impairment charges. These risks are mitigated by the fact that we assert that we do not intend to sell the security in an unrealized loss position and it is more likely than not that we will not have to sell the security before recovery of its cost basis.

Operational risk

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people, and systems, or external events and includes reputation risk and transaction risk. Reputation risk is developing and retaining marketplace confidence in handling customers’ financial transactions in an appropriate manner and protecting our safety and soundness. Transaction risk includes losses from fraud, error, the inability to deliver products or services, and loss or theft of information. Transaction risk also encompasses product development and delivery, transaction processing, information technology systems, and the internal control environment.

To minimize the potential losses due to operational risks, we have established a robust system of internal controls that is regularly tested by our internal audit department in conjunction with the services of a certified public accounting firm who assists in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions, processes, and controls. The results of these procedures are reported to our Audit Committee.

The adoption of, violations of, or nonconformance with laws, rules, regulations, or prescribed practices

The financial services industry and public companies are extensively regulated and must meet regulatory standards set by the FDIC, OFIR, the FRB, FASB, SEC, PCAOB, the CFPB, and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit our shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict at this time.

Our compliance department annually assesses the adequacy and effectiveness of our processes for controlling and managing our principal compliance risks.

We may not adjust to changes in the financial services industry

Our financial performance depends in part on our ability to maintain and grow our core deposit customer base and expand our financial services to our existing and new customers. The increasingly competitive environment is, in part, a result of changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. New competitors may emerge to increase the degree of competition for our products and services. Financial services and products are also constantly changing. Our financial performance is also dependent upon customer demand for our products and services and our ability to develop and offer competitive financial products and services.

We may be required to recognize an impairment of goodwill

Goodwill represents the excess of the amounts paid to acquire subsidiaries over the fair value of their net assets at the date of acquisition. The majority of the recorded goodwill is related to acquisitions of other banks, which were subsequently merged into Isabella Bank. If it is determined that the goodwill has been impaired, we must write-down the goodwill by the amount of the impairment.

We may face increasing pressure from purchasers of our residential mortgage loans to repurchase loans sold or reimburse purchasers for losses related to such loans

We generally sell the fixed rate long term residential mortgage loans we originate to the secondary market. In response to the financial crisis, the purchasers of residential mortgage loans, such as government sponsored entities, have increased their efforts to require sellers of residential mortgage loans to either repurchase loans previously sold, or reimburse the purchasers for losses incurred on foreclosed loans due to actual or alleged failure to strictly conform to the terms of the contract.

Consumers may decide not to use banks to complete their financial transactions

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

Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defending our business and may lead to penalties.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise

As part of our business, we collect and retain sensitive and confidential client and customer information on our behalf and other third parties. Despite the security measures we have in place for our facilities and systems, and the security measures of our third party service providers, we may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.

Our estimates and assumptions may be incorrect

Our consolidated financial statements conform with United States generally accepted accounting principles, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to us at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see “Note 1- Nature of Operations and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Disruption of infrastructure

Our operations depend upon our technological and physical infrastructure, including our equipment and facilities. Extended disruption of our vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of our control, could have a significant impact on our operations. We have developed disaster recovery plans, which provide detailed instructions covering all significant aspects of our operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. We own 26 branches, an operations center, and a mortgage operations center. Our facilities current, planned, and best use is for conducting our current activities, with the exception of approximately 75% of our previous main office location, approximately 25% of the building that houses the Lake Isabella branch, and approximately 25% of the building that houses our mortgage processing operations which are leased to non-related parties. We continually monitor and assess the need for expansion and/or improvement for all facilities. In our opinion, each facility has sufficient capacity and is in good condition.

Item 3. Legal Proceedings

We are not involved in any material pending legal proceedings. We, because of the nature of our business, are at times subject to numerous pending and threatened legal actions that arise out of the normal course of operating our business.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholders’ Matters and Issuer Purchases of Equity Securities

Common Stock and Dividend Information

Our common stock is traded in the over the counter market. The common stock is quoted on the OTCQB market tier of the OTC Markets Group, Inc.’s electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”. Other trades in the common stock occur in privately negotiated transactions from time to time of which we may have little or no information.

Our authorized common stock consists of 15,000,000 shares, of which 7,671,846 shares are issued and outstanding as of December 31, 2012. As of that date, there were 3,049 shareholders of record.

We have reviewed the information available as to the range of reported high and low bid quotations, including high and low bid information as reported by OTC Markets and as reported by the parties to privately negotiated transactions. The following table sets forth our compilation of that information for the periods indicated. Price information obtained from OTC Markets reflects inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. Price information obtained from parties to privately negotiated transactions reflects actual closing prices that were disclosed to us, which we have not independently verified. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock.

	Number of Shares	Sale Price
		Low	High
2012
First Quarter	64,873	$22.15	$24.25
Second Quarter	63,656	23.45	24.98
Third Quarter	97,706	22.50	24.90
Fourth Quarter	87,966	21.60	23.45

	314,201

2011
First Quarter	48,909	$17.00	$19.75
Second Quarter	65,090	17.00	18.50
Third Quarter	92,953	17.41	18.95
Fourth Quarter	106,210	17.74	24.45

	313,162

The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2012	2011
First Quarter	$0.20	$0.19
Second Quarter	0.20	0.19
Third Quarter	0.20	0.19
Fourth Quarter	0.20	0.19

Total	$0.80	$0.76

Our Board has authorized a common stock repurchase plan, which was last amended in April 2012. These authorizations do not have expiration dates. As shares are repurchased under this plan, they revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended December 31, 2012, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, September 30, 2012				105,893
October 1 - 31, 2012	9,014	$22.52	9,014	96,879
November 1 - 30, 2012	5,457	22.91	5,457	91,422
December 1 - 31, 2012	6,012	22.79	6,012	85,410

Balance, December 31, 2012	20,483	$22.70	20,483	85,410

Information concerning securities authorized for issuance under equity compensation plans appears under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” included in this annual report on Form 10-K.

Stock Performance

The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks , which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in ISBA and each index was $100 at December 31, 2007 and all dividends are reinvested.

The dollar values for total shareholder return plotted in the graph above are shown in the table below:

Comparison of Five Year Cumulative

Among ISBA, NASDAQ Stock Market,

and NASDAQ Bank Stock

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2007	100.00	100.00	100.00
12/31/2008	65.10	60.20	78.80
12/31/2009	50.20	87.33	65.86
12/31/2010	47.80	103.05	75.08
12/31/2011	68.10	102.26	67.22
12/31/2012	64.70	120.36	79.73

Item 6. Selected Financial Data

RESULTS OF OPERATIONS

The following tables outlines the results of operations and provides certain key performance measures for:

SUMMARY OF SELECTED FINANCIAL DATA

(Dollars in thousands except per share data)

	2012	2011	2010	2009	2008
INCOME STATEMENT DATA
Interest income	$56,401	$57,905	$57,217	$58,105	$61,385
Interest expense	13,423	16,203	17,204	19,839	25,606

Net interest income	42,978	41,702	40,013	38,266	35,779
Provision for loan losses	2,300	3,826	4,857	6,093	9,500
Noninterest income	11,530	8,218	9,300	10,156	7,802
Noninterest expenses	37,639	34,530	33,807	33,683	30,704
Federal income tax expense	2,363	1,354	1,604	846	(724)

Net Income	$12,206	$10,210	$9,045	$7,800	$4,101

PER SHARE
Basic earnings	$1.61	$1.35	$1.20	$1.04	$0.55
Diluted earnings	1.56	1.31	1.17	1.01	0.53
Dividends	0.80	0.76	0.72	0.70	0.65
Market value*	21.75	23.70	17.30	18.95	25.50
Tangible book value*	14.72	13.90	13.22	12.67	12.27
BALANCE SHEET DATA
At end of period
Loans	$772,753	$750,291	$735,304	$723,316	$735,385
Total assets	1,430,639	1,337,925	1,225,810	1,143,944	1,139,263
Deposits	1,017,667	958,164	877,339	802,652	775,630
Shareholders’ equity	164,489	154,783	145,161	140,803	134,476
Average balance
Loans	$754,304	$743,441	$725,534	$725,299	$717,040
Total assets	1,381,083	1,287,195	1,182,930	1,127,634	1,113,102
Deposits	984,927	927,186	840,392	786,714	817,041
Shareholders’ equity	160,682	151,379	145,304	137,910	142,597
PERFORMANCE RATIOS
Return on average total assets	0.88%	0.79%	0.76%	0.69%	0.37%
Return on average shareholders’ equity	7.60%	6.74%	6.22%	5.66%	2.88%
Return on average tangible equity	11.41%	10.30%	9.51%	8.53%	4.41%
Net interest margin yield (FTE)	3.70%	3.87%	4.04%	4.06%	3.87%
Loan to deposit*	75.93%	78.31%	83.81%	90.12%	94.81%
Nonperforming loans to total loans*	1.00%	0.95%	0.83%	1.28%	1.69%
Nonperforming assets to total assets*	0.68%	0.67%	0.67%	0.91%	1.35%
ALLL to nonperforming loans*	154.39%	173.10%	202.97%	139.71%	96.42%
CAPITAL RATIOS
Shareholders’ equity to assets*	11.50%	11.57%	11.84%	12.31%	11.80%
Tier 1 capital to average assets*	8.29%	8.18%	8.24%	8.60%	8.42%
Tier 1 risk-based capital*	13.23%	12.92%	12.44%	12.80%	12.30%
Total risk-based capital*	14.48%	14.17%	13.69%	14.06%	13.50%

*	At end of period

		2012				2011
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
QUARTERLY INCOME STATEMENT DATA
Total interest income	$13,845	$14,164	$14,188	$14,204	$14,466	$14,532	$14,669	$14,238
Interest expense	3,051	3,239	3,429	3,704	3,979	4,070	4,101	4,053

Net interest income	10,794	10,925	10,759	10,500	10,487	10,462	10,568	10,185
Provision for loan losses	1,200	200	439	461	1,443	963	603	817
Noninterest income	2,686	2,759	2,544	3,541	2,433	1,859	1,978	1,948
Noninterest expenses	9,750	9,128	9,188	9,573	8,651	8,513	8,779	8,587
Federal income tax expense	19	899	672	773	115	334	492	413

Net income	$2,511	$3,457	$3,004	$3,234	$2,711	$2,511	$2,672	$2,316

PER SHARE
Basic earnings	$0.33	$0.45	$0.40	$0.43	$0.36	$0.33	$0.35	$0.31
Diluted earnings	0.32	0.44	0.39	0.41	0.35	0.32	0.34	0.30
Dividends	0.20	0.20	0.20	0.20	0.19	0.19	0.19	0.19
Market value*	21.75	22.50	24.85	24.00	23.70	18.75	17.48	18.00
Tangible book value*	14.72	14.65	14.37	14.15	13.90	13.70	13.54	13.35
Book value*	21.44	21.57	21.03	20.71	20.40	20.53	20.00	19.52

*	At end of period

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ISABELLA BANK CORPORATION FINANCIAL REVIEW

(Dollars in thousands except per share data)

The following is management’s discussion and analysis of the financial condition and results of our operations. This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in the Annual Report.

Executive Summary

Despite the challenges and uncertainty of the current economic environment, we are pleased to report our strongest earnings ever. There continues to be slight improvements in the local, regional, and national economies, but a large degree of economic uncertainty remains. Our continued success throughout these challenging times is a direct result of our unwavering focus on community banking principles, prudent underwriting standards, and long term sustainable growth. This focus has enabled us to continue to meet the needs of the communities we serve. Carefully managed growth is an important part of our strategy to maintain shareholder value. We are excited about the prospects of our new Freeland, Michigan office which was opened in October 2012. The new location complements our existing office locations, increases our brand awareness in the Freeland area, and is expected to provide additional shareholder value for years to come.

Recent Legislation

The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have had, and are expected to continue to have, a significant impact on our operating results in future periods. While the legislation has been passed for these acts, much of the regulations have yet to be written. As such, the extent of the potential impact on our operations has yet to be determined. Of these three acts, the Dodd-Frank Act has had, and is likely to have, the most significant impact. This particular Act made sweeping changes in the regulation of financial institutions aimed at strengthening the operation of the financial services sector. As a result of the implementation of some of the provisions, we have had increases in compensation costs and this trend is expected to continue.

In June 2012, the FFIEC proposed new capital requirements for all financial institutions. In general, the proposal adds a new capital standard of equity capital to assets and increases the minimum capital ratios to be considered well capitalized. While these proposals are not yet final, they could significantly impact our capital requirements, which could impact our ability to pay dividends.

Other

We have not received any notices of regulatory actions as of March 1, 2013.

CRITICAL ACCOUNTING POLICIES:

Our significant accounting policies are set forth in “Note 1 –Nature of Operations and Summary of Significant Accounting Policies” of the Consolidated Financial Statements. Of these significant accounting policies, we consider our policies regarding the ALLL, acquisition intangibles and goodwill, and the determination of the fair value and assessment of OTTI of investment securities to be our most critical accounting policies.

The ALLL requires our most subjective and complex judgment. Changes in economic conditions can have a significant impact on the ALLL and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the appropriateness of the ALLL, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to us at the time of the issuance of the consolidated financial statements. For additional discussion concerning our ALLL and related matters, see the detailed discussion to follow under the heading “Allowance for Loan Losses” and “Note 6 – Loans and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements.

United States generally accepted accounting principles require that we determine the fair value of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. We employ a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculations of the value. In other cases, where the value is not easily determined, we consult with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the net value of assets acquired on our balance sheet, including identifiable intangibles, is recorded as goodwill. Acquisition intangibles and goodwill are qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired on a quarterly basis.

We currently have both AFS and trading investment securities that are carried at fair value. Changes in the fair value of AFS investment securities are included as a component of other comprehensive income, while declines in the fair value of these securities below their cost that are other-than-temporary are reflected as realized losses in the consolidated statements of income. The change in value of trading investment securities is included in current earnings. We evaluate AFS securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for AFS and trading investment securities are typically obtained from outside sources and applied to individual securities within the portfolio.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

INTEREST RATE AND INTEREST DIFFERENTIAL

The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also present an analysis of interest income and interest expense for the years indicated. All interest income is reported on an FTE basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. FRB and FHLB stock holdings, which are restricted, are included in accrued income and other assets.

	Year Ended December 31
	2012			2011			2010
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$754,304	$43,396	5.75%	$743,441	$45,463	6.12%	$725,534	$46,794	6.45%
Taxable investment securities	309,681	7,555	2.44%	235,437	6,941	2.95%	160,514	5,271	3.28%
Nontaxable investment securities	145,502	7,941	5.46%	136,356	7,847	5.75%	120,999	7,095	5.86%
Trading securities	2,624	142	5.41%	5,087	286	5.62%	8,097	436	5.38%
Other	33,359	486	1.46%	37,539	506	1.35%	45,509	479	1.05%

Total earning assets	1,245,470	59,520	4.78%	1,157,860	61,043	5.27%	1,060,653	60,075	5.66%
NONEARNING ASSETS
Allowance for loan losses	(12,408)			(12,522)			(13,262)
Cash and demand deposits due from banks	19,409			20,195			18,070
Premises and equipment	25,244			24,397			24,624
Accrued income and other assets	103,368			97,265			92,845

Total assets	$1,381,083			$1,287,195			$1,182,930

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$170,851	204	0.12%	$152,530	189	0.12%	$137,109	151	0.11%
Savings deposits	214,958	451	0.21%	192,999	488	0.25%	169,579	391	0.23%
Time deposits	473,675	8,476	1.79%	467,931	10,258	2.19%	430,892	10,988	2.55%
Borrowed funds	225,689	4,292	1.90%	198,828	5,268	2.65%	188,512	5,674	3.01%

Total interest bearing liabilities	1,085,173	13,423	1.24%	1,012,288	16,203	1.60%	926,092	17,204	1.86%
NONINTEREST BEARING LIABILITIES
Demand deposits	125,443			113,726			102,812
Other	9,785			9,802			8,722
Shareholders’ equity	160,682			151,379			145,304

Total liabilities and shareholders’ equity	$1,381,083			$1,287,195			$1,182,930

Net interest income (FTE)		$46,097			$44,840			$42,871

Net yield on interest earning assets (FTE)			3.70%			3.87%			4.04%

Net Interest Income

Our primary sources of revenues are interest earned on loans and investments, while our most significant expense is interest expense on deposits and borrowings. Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. Interest income includes loan fees of $3,178 in 2012, $2,385 in 2011, and $2,196 in 2010. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt securities, thus making year to year comparisons more meaningful.

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

	2012 Compared to 2011 Increase (Decrease) Due to			2011 Compared to 2010 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME:
Loans	$656	$(2,723)	$(2,067)	$1,136	$(2,467)	$(1,331)
Taxable AFS securities	1,945	(1,331)	614	2,254	(584)	1,670
Nontaxable AFS securities	511	(417)	94	886	(134)	752
Trading securities	(134)	(10)	(144)	(168)	18	(150)
Other	(59)	39	(20)	(93)	120	27

Total changes in interest income	2,919	(4,442)	(1,523)	4,015	(3,047)	968

CHANGES IN INTEREST EXPENSE:
Interest bearing demand deposits	22	(7)	15	18	20	38
Savings deposits	52	(89)	(37)	57	40	97
Time deposits	124	(1,906)	(1,782)	894	(1,624)	(730)
Borrowed funds	647	(1,623)	(976)	299	(705)	(406)

Total changes in interest expense	845	(3,625)	(2,780)	1,268	(2,269)	(1,001)

Net change in interest margin (FTE)	$2,074	$(817)	$1,257	$2,747	$(778)	$1,969

We, like all financial institutions, are experiencing downward pressure on our net yield on interest earning assets. This pressure is a direct result of FRB monetary policy which has reduced yields on interest earning assets more than rates on interest bearing liabilities. A key benchmark for lending is the 10 year US Treasury, which is currently trading below 2.0%. As a result of the persistent low interest rate environment, our net yield on interest earning assets is at historically low levels. However, as shown in the following table, our net yield on interest earning assets remained relatively flat throughout 2012. This is a direct result of our restructuring of $60,000 of FHLB advances in the first quarter of 2012, which reduced 2012 interest expense by approximately $450.

	Average Yield / Rate For The Three Month Periods Ended:
	December 31 2012	September 30 2012	June 30 2012	March 31 2012	December 31 2011
Total earning assets	4.61%	4.76%	4.84%	4.91%	5.12%
Total interest bearing liabilities	1.12%	1.18%	1.27%	1.38%	1.53%

Net yield on interest earning assets (FTE)	3.65%	3.73%	3.73%	3.70%	3.78%

Given that the historically low interest rate environment is expected to continue for the foreseeable future, the net yield on interest earning assets is not likely to increase in future periods. We anticipate continued reduction in rates earned on loans without a proportionate decline in funding rates. Any additional interest income will most likely be contingent upon increases in volume and probably at interest margins lower than those earned in the fourth quarter of 2012.

Allowance for Loan Losses

The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent our single largest concentration of risk. The ALLL is our estimation of probable losses inherent in the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment allocations, historical losses, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the ALLL is not specifically allocated to any one loan segment, but is instead a reflection of other qualitative risks within the loan portfolio.

The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2012	2011	2010	2009	2008
ALLL - January 1	$12,375	$12,373	$12,979	$11,982	$7,301
ALLL of acquired bank	—	—	—	—	822
Loans charged-off
Commercial and agricultural	1,672	1,984	3,731	3,081	2,137
Residential real estate	1,142	2,240	2,524	2,627	3,334
Consumer	542	552	596	934	854

Total loans charged-off	3,356	4,776	6,851	6,642	6,325
Recoveries
Commercial and agricultural	240	461	453	623	160
Residential real estate	122	177	638	546	240
Consumer	255	314	297	377	284

Total recoveries	617	952	1,388	1,546	684

Provision for loan losses	2,300	3,826	4,857	6,093	9,500

ALLL - December 31	$11,936	$12,375	$12,373	$12,979	$11,982

Net loans charged-off	$2,739	$3,824	$5,463	$5,096	$5,641
Year to date average loans	754,304	743,441	725,534	725,299	717,040

Net loans charged off to average loans outstanding	0.36%	0.51%	0.75%	0.70%	0.79%

Total loans	$772,753	$750,291	$735,304	$723,316	$735,385

ALLL as a % of loans	1.54%	1.65%	1.68%	1.79%	1.63%

The following table summarizes our charge-off and recovery activity for the three months ended:

	Three Months Ended
	December 31 2012	September 30 2012	June 30 2012	March 31 2012	December 31 2011
Total loans charged-off	$1,469	$611	$621	$655	$1,170
Total recoveries	143	155	125	194	202

Net loans charged-off	1,326	456	496	461	968
Average loans outstanding	764,004	761,069	748,223	743,921	749,840

Net loans charged-off to average loans outstanding	0.17%	0.06%	0.07%	0.06%	0.13%

In the fourth quarter of 2012, we experienced a significant increase in charge-offs. Of the $1,469 of total loans charged-off during the quarter, $356 had previously been identified through specific impairment valuation allowances. The remaining charge-offs were identified in the fourth quarter as part of our credit risk management process. Of those not previously identified as impaired, two charge-offs totaling $357 individually exceeded $100.

Despite the increase in loans charged-off in the fourth quarter of 2012, the level of net loans charged-off has continued to trend downward since 2008. This trend, coupled with declines in loans past due and in nonaccrual status, has allowed us to reduce our provision, and has led to a decline in the ALLL in both amount and as a percentage of loans. For further discussion of the allocation of the ALLL, see “Note 6 – Loans and Allowance for Loan Losses” to the consolidated financial statements.

Loans Past Due in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due 30-89 days, 90 days or more, and nonaccrual loans. We monitor all loans that are past due and in nonaccrual status for indicators of additional deterioration.

The following tables summarize our past due and nonaccrual loans as of December 31:

	Total Past Due and Nonaccrual
	2012	2011	2010	2009	2008
Commercial and agricultural	$7,271	$7,420	$9,606	$8,839	$13,958
Residential real estate	5,431	5,297	8,119	10,296	12,418
Consumer	199	186	309	460	956

Total	$12,901	$12,903	$18,034	$19,595	$27,332

A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 6 – Loans and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements.

Troubled Debt Restructurings

We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has allowed certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant increase in the level of loans classified as TDR. The implementation of ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” has

also contributed to the increased level of TDR’s. The modifications have been extremely successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDR’s that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance.

We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There are no TDR’s that were Government sponsored as of December 31, 2012.

Losses associated with TDR’s, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.

The following tables provide a roll-forward of TDR’s for the years ended December 31, 2011 and 2012:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2011	35	$5,075	10	$688	45	$5,763
New modifications	93	17,334	3	481	96	17,815
Principal payments and pay-offs	(12)	(4,381)	(2)	(254)	(14)	(4,635)
Balances charged-off (1)	—	(15)	—	(51)	—	(66)
Transfers to OREO	(2)	(35)	(1)	(86)	(3)	(121)
Transfers to accrual status	2	54	(2)	(54)	—	—
Transfers to nonaccrual status	(4)	(293)	4	293	—	—

December 31, 2011	112	17,739	12	1,017	124	18,756
New modifications	51	8,658	16	2,708	67	11,366
Principal payments and pay-offs	(41)	(9,312)	(3)	(595)	(44)	(9,907)
Balances charged-off	(2)	(246)	(4)	(196)	(6)	(442)
Transfers to OREO	(4)	(173)	(3)	(245)	(7)	(418)
Transfers to accrual status	2	130	(2)	(130)	—	—
Transfers to nonaccrual status	(3)	(265)	3	265	—	—

December 31, 2012	115	$16,531	19	$2,824	134	$19,355

(1)	Balances charged-off represent a partial charge off. As such, the number of loans was unaffected.

The following table summarizes our TDR’s as of December 31:

	2012			2011			2010			2009			2008
	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total	Accruing Interest	Non- accrual	Total
Current	$16,301	$941	$17,242	$16,125	$514	$16,639	$4,798	$499	$5,297	$2,754	$786	$3,540	$2,297	$1,355	$3,652
Past due 30-59 days	158	561	719	1,564	344	1,908	175	26	201	107	80	187	268	—	268
Past due 60-89 days	72	41	113	50	85	135	102	—	102	—	824	824	—	—	—
Past due 90 days or more	—	1,281	1,281	—	74	74	—	163	163	—	426	426	—	630	630

Total	$16,531	$2,824	$19,355	$17,739	$1,017	$18,756	$5,075	$688	$5,763	$2,861	$2,116	$4,977	$2,565	$1,985	$4,550

Additional disclosures about TDR’s are included in “Note 6 – Loans and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements.

Impaired Loans

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31:

	2012			2011
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDR’s
Commercial real estate	$9,227	$9,640	$1,333	$8,862	$9,055	$1,853
Commercial other	1,167	1,197	38	1,047	1,078	271
Agricultural real estate	91	91	32	—	—	—
Agricultural other	569	689	59	2,779	2,779	822
Residential real estate senior liens	8,224	8,670	1,429	5,882	6,377	922
Residential real estate junior liens	21	57	4	101	137	18
Consumer secured	56	56	—	85	85	—

Total TDR’s	19,355	20,400	2,895	18,756	19,511	3,886

Other impaired loans
Commercial real estate	1,817	2,304	320	4,136	6,657	28
Commercial other	2,245	2,376	359	52	116	—
Agricultural real estate	—	—	—	190	190	—
Agricultural other	63	63	—	415	535	—
Residential real estate senior liens	2,226	3,002	354	1,389	2,450	189
Residential real estate junior liens	51	61	9	94	123	17
Home equity lines of credit	182	482	—	198	498	—
Consumer secured	19	28	—	20	29	—

Total other impaired loans	6,603	8,316	1,042	6,494	10,598	234

Total impaired loans	$25,958	$28,716	$3,937	$25,250	$30,109	$4,120

Additional disclosure related to impaired loans is included in “Note 6 – Loans and Allowance for Loan Losses” of the Notes to Consolidated Financial Statements.

Nonperforming Assets

The following table summarizes our nonperforming assets as of December 31:

	2012	2011	2010	2009	2008
Nonaccrual loans	$7,303	$6,389	$5,610	$8,522	$11,175
Accruing loans past due 90 days or more	428	760	486	768	1,251

Total nonperforming loans	7,731	7,149	6,096	9,290	12,426
OREO	2,008	1,867	2,039	1,141	2,770
Repossessed assets	10	9	28	16	153

Total nonperforming assets	$9,749	$9,025	$8,163	$10,447	$15,349

Nonperforming loans as % of total loans	1.00%	0.95%	0.83%	1.28%	1.69%

Nonperforming assets as a % of total loans	0.68%	0.67%	0.67%	0.91%	1.35%

Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless they are well secured. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge offs are necessary. Loans may be placed back on accrual status after six months of continued performance.

Included in the nonaccrual loan balances above were credits classified as TDR’s as of December 31:

	2012	2011	2010	2009	2008
Commercial and agricultural	$2,325	$520	$115	$1,692	$1,985
Residential mortgage	499	497	573	424	—

	$2,824	$1,017	$688	$2,116	$1,985

Nonaccrual TDR’s increased in 2012 as a result of two large TDR’s that were granted during 2012. These relationships had a balance of $1,710 as of December 31, 2012.

The following table lists individually significant commercial and agricultural loan relationships in nonaccrual. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of each period.

	2012			2011			2010			2009
	Oustanding Balance		Specific Allocation	Oustanding Balance	Specific Allocation		Oustanding Balance		Specific Allocation	Oustanding Balance	Specific Allocation
Borrower 1	$—	(A)	$—	$1,014	$—	(C)	$—		$—	$—	$—
Borrower 2	—	(B)	—	1,900	—	(D)	2,679		345	—	—
Borrower 3	2,077		359	—	—		—		—	—	—
Borrower 4	—		—	—	—		—	(B)	—	1,800	—	(D)
Other not individually significant	5,226			3,475			2,931			6,722

Total	$7,303			$6,389			$5,610			$8,522

A -	Transferred to accrual status.
B -	Loan was partially charged-off with the remaining outstanding balance paid off by the customer.
C -	No specific allocation as the net realizable value of the loan’s underlying collateral value exceeded the loan’s carrying balance.
D -	No specific allocation established for this loan as it was charged down to reflect the current fair value of the underlying real estate.

There were no other individually significant credits included in nonaccrual loans as of December 31, 2012, 2011, 2010, 2009, or 2008.

We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge off. We believe that all loans deemed to be impaired have been identified.

We believe that the level of the ALLL is appropriate as of December 31, 2012 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

The following table shows the changes in noninterest income between the years ended December 31:

			Change			Change
	2012	2011	$	%	2010	$	%
Service charges and fees
NSF and overdraft fees	$2,367	$2,500	$(133)	-5.3%	$2,809	$(309)	-11.0%
ATM and debit card fees	1,874	1,736	138	7.9%	1,492	244	16.4%
Trust fees	1,061	979	82	8.4%	896	83	9.3%
Mortgage servicing fees	757	732	25	3.4%	760	(28)	-3.7%
Service charges on deposit accounts	337	324	13	4.0%	333	(9)	-2.7%
Net originated mortgage servicing rights loss	(89)	(293)	204	69.6%	47	(340)	N/M
All other	125	140	(15)	-10.7%	143	(3)	-2.1%

Total service charges and fees	6,432	6,118	314	5.1%	6,480	(362)	-5.6%
Gain on sale of mortgage loans	1,576	538	1,038	N/M	610	(72)	-11.8%
Gain on sale of AFS securities	1,119	3	1,116	N/M	348	(345)	N/M
Earnings on corporate owned life insurance policies	698	609	89	14.6%	663	(54)	-8.1%
Other
Brokerage and advisory fees	574	545	29	5.3%	573	(28)	-4.9%
Corporate Settlement Solutions joint venture	504	(182)	686	N/M	11	(193)	N/M
Gain on sale of OREO	220	62	158	N/M	12	50	N/M
Net loss on trading securities	(52)	(78)	26	33.3%	(94)	16	17.0%
Net gain on borrowings measured at fair value	33	181	(148)	-81.8%	227	(46)	-20.3%
All other	426	422	4	0.9%	470	(48)	-10.2%

Total other	1,705	950	755	79.5%	1,199	(249)	-20.8%

Total noninterest income	$11,530	$8,218	$3,312	40.3%	$9,300	$(1,082)	-11.6%

Significant changes in noninterest income are detailed below:

•

We continuously analyze various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, we make any necessary adjustments to ensure that our fee structure is within the range of our competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees represent the largest single component of service charges and fees. While we have experienced significant increases in deposit accounts, NSF and overdraft fees have declined. This decline has been the result of reduced overdraft activity by our customers as well as changes in banking regulations. Despite increasing our per item NSF and overdraft fees in December 2012, we expect this downward trend to continue into the foreseeable future.

•

As customers continue to increase their dependence on ATM and debit cards, we have seen a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of debit cards increases.

•

In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage and advisory services. These efforts have translated into increases in revenues and we expect this trend to continue in future periods.

•

Historically low offering rates on residential real estate loans have led to a significant increase in the level of refinancing activity. This increase in activity has resulted in substantial increases in the gain on sale of mortgage loans, while contributing to fluctuations in the value of our OMSR portfolio. We anticipate that mortgage refinancing activity will decline in 2013.

•

We are continually analyzing our AFS security portfolio for potential sale opportunities. During the first quarter of 2012, we identified several pools of mortgage-backed securities with significant unrealized gains. As the interest rates of the underlying mortgages were significantly higher than the current offering rates for similar mortgages, we elected to realize these gains through the sales of such securities as the investments would have likely been paid off in the near term through refinancing activity. In the third quarter of 2012, we elected to sell some additional mortgage-backed securities as their current prepayment characteristics had resulted in less than acceptable yields. We do not anticipate any significant investment sales during 2013.

•

Earnings on corporate owned life insurance policies have increased from 2011 as a result of the purchase of an additional $4,000 in policies in the third quarter of 2011. Future earnings are expected to approximate current levels.

•

In 2011, Corporate Settlement Solutions invested significant resources to expand and enhance their services offered. While these efforts reduced earnings in 2011, they have led to the significant increase in earnings in 2012. We expect future earnings to approximate current levels.

•

As market conditions have improved, we have been able to sell some of our OREO properties at gains. As property values and the facts and circumstances surrounding each property vary, this amount will fluctuate. We do not anticipate any assets currently included in OREO to generate significant gains or losses in future periods.

•

Fluctuations in the gains and losses related to trading securities and borrowings measured at fair value are caused by interest rate variances. As we do not anticipate any significant changes to interest rates in the foreseeable future, we do not anticipate any large fluctuations in future periods.

•	The fluctuation in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels in 2013.

Noninterest Expenses

The following table shows the changes in noninterest expenses between the years ended December 31:

			Change			Change
	2012	2011	$	%	2010	$	%
Compensation and benefits
Employee salaries	$15,374	$14,377	$997	6.9%	$13,697	$680	5.0%
Employee benefits	5,842	4,902	940	19.2%	4,837	65	1.3%
All other	11	13	(2)	-15.4%	18	(5)	-27.8%

Total compensation and benefits	21,227	19,292	1,935	10.0%	18,552	740	4.0%

Occupancy
Property taxes	501	470	31	6.6%	505	(35)	-6.9%
Utilities	463	462	1	0.2%	423	39	9.2%
Outside services	605	587	18	3.1%	524	63	12.0%
Depreciation	621	605	16	2.6%	584	21	3.6%
Building repairs	244	262	(18)	-6.9%	243	19	7.8%
All other	85	84	1	1.2%	72	12	16.7%

Total occupancy	2,519	2,470	49	2.0%	2,351	119	5.1%

Furniture and equipment
Depreciation	1,796	1,916	(120)	-6.3%	1,938	(22)	-1.1%
Computer / service contracts	1,995	1,898	97	5.1%	1,779	119	6.7%
ATM and debit card fees	690	629	61	9.7%	595	34	5.7%
All other	79	54	25	46.3%	32	22	68.8%

Total furniture and equipment	4,560	4,497	63	1.4%	4,344	153	3.5%
Net AFS impairment loss	282	—	282	N/M	—	—	N/M

Other
Marketing and community relations	1,965	1,174	791	67.4%	1,093	81	7.4%
Directors fees	885	842	43	5.1%	887	(45)	-5.1%
FDIC insurance premiums	864	1,086	(222)	-20.4%	1,254	(168)	-13.4%
Audit fees	711	714	(3)	-0.4%	710	4	0.6%
Education and travel	588	526	62	11.8%	499	27	5.4%
Consulting fees	482	386	96	24.9%	167	219	131.1%
Printing and supplies	424	405	19	4.7%	420	(15)	-3.6%
Postage and freight	389	388	1	0.3%	395	(7)	-1.8%
Other losses	300	54	246	N/M	72	(18)	-25.0%
Legal fees	268	302	(34)	-11.3%	382	(80)	-20.9%
Amortization of deposit premium	260	299	(39)	-13.0%	338	(39)	-11.5%
Foreclosed asset and collection	202	576	(374)	-64.9%	916	(340)	-37.1%
State taxes	187	57	130	N/M	51	6	11.8%
All other	1,526	1,462	64	4.4%	1,376	86	6.3%

Total other	9,051	8,271	780	9.4%	8,560	(289)	-3.4%

Total noninterest expenses	$37,639	$34,530	$3,109	9.0%	$33,807	$723	2.1%

Significant changes in noninterest expenses are detailed below:

•

The increase in employee salaries is due to annual merit increases and our continued growth as well as additional staff additions to help comply with the Dodd Frank Act and other recently passed regulations. Employee benefits increased in 2012 primarily as a result of increases in health care and retirement benefit related expenses. We expect employee salaries and benefits to increase with the growth of the Corporation.

•

During the first quarter of 2012, we recorded a credit impairment on an AFS investment security through earnings due to a bond being downgraded by an independent rating agency below investment grade. We will continue to monitor the investment portfolio throughout 2013 for other potential other-than-temporary impairments. For further discussion, see “Note 5 – Available-For-Sale Securities” of the Notes to Consolidated Financial Statements.

•

We have been a consistently strong supporter of the various communities, schools, and charities in the markets we serve. In the 1996, we established a foundation that is generally funded from non-recurring revenue sources. The foundation provides centralized oversight for donations to organizations that benefit our communities. Donation expenses related to the foundation were $850, $250, and $250 for the years ended December 31, 2012, 2011, and 2010, respectively and is included in marketing and community relations.

•

FDIC insurance premiums have declined due to changes in the premium calculation. Premiums will increase in future periods as we continue to grow our balance sheet. There are no significant changes to the premium calculation expected in 2013.

•

The increase in consulting fees is primarily related to consulting services employed to review the FHLB advance restructure (see “Volume and Rate Variance Analysis”, above). Such expenses also increased due to the engagement of consultants to review our loan prepayment and deposit decay assumptions as well as to review various information technology projects. Consulting fees are expected to decline in 2013.

•

Other losses increased significantly in 2012 primarily as a result of losses incurred related to fraudulent activities as well as losses related to the repurchase of a loan that was previously sold to a third party. We do not anticipate any significant other losses in 2013.

•

As a result of decreases in foreclosure and repossession activity, we have seen significant declines in foreclosed asset and collection and legal expenses. These expenses have also declined as we have been able to recover expenses through our collection efforts. Foreclosed asset and collection expenses are expected to continue their decline in 2013.

•	State taxes increased in 2012 as a result of changes to Michigan’s Corporate Income Tax structure. These expenses are expected to increase marginally in future periods.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2012	2011	$	%
ASSETS
Cash and cash equivalents	$24,920	$28,590	$(3,670)	-12.84%
Certificates of deposit held in other financial institutions	4,465	8,924	(4,459)	-49.97%
Trading securities	1,573	4,710	(3,137)	-66.60%
Available-for-sale securities	504,010	425,120	78,890	18.56%
Mortgage loans available-for-sale	3,633	3,205	428	13.35%
Loans	772,753	750,291	22,462	2.99%
Allowance for loan losses	(11,936)	(12,375)	439	-3.55%
Premises and equipment	25,787	24,626	1,161	4.71%
Corporate owned life insurance	22,773	22,075	698	3.16%
Accrued interest receivable	5,227	5,848	(621)	-10.62%
Equity securities without readily determinable fair values	18,118	17,189	929	5.40%
Goodwill and other intangible assets	46,532	46,792	(260)	-0.56%
Other assets	12,784	12,930	(146)	-1.13%

TOTAL ASSETS	$1,430,639	$1,337,925	$92,714	6.93%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,017,667	$958,164	$59,503	6.21%
Borrowed funds	241,001	216,136	24,865	11.50%
Accrued interest payable and other liabilities	7,482	8,842	(1,360)	-15.38%

Total liabilities	1,266,150	1,183,142	83,008	7.02%
Shareholders’ equity	164,489	154,783	9,706	6.27%

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,430,639	$1,337,925	$92,714	6.93%

As shown above, we were able to continue to grow our balance sheet in 2012. The growth in deposits was supplemented by an increase in borrowed funds. As loan growth continues to be relatively soft, the additional funding provided by the growth in borrowings and deposits were deployed into available-for-sale investment securities. For 2013, we anticipate that deposit growth will continue to be strong and that loan demand will improve.

A discussion of changes in balance sheet amounts by major categories follows:

Certificates of deposit held in other financial institutions

During 2012, we reinvested maturities of certificates of deposit held in other financial institutions into AFS investment securities to increase net interest margins (as the yields on AFS investment securities exceeded the potential reinvestment rates for certificates of deposits held in other financial institutions during the year). This trend is likely to continue in 2013.

Trading securities

Trading securities are carried at fair value. Our overall intent is to maintain a trading portfolio to enhance the ongoing restructuring of assets and liabilities as part of our IRR management objectives (see” Note 4—Trading Securities” of the Notes to Consolidated Financial Statements). Due to the current interest rate environment, we have allowed this balance to decline.

AFS investment securities

The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and our overall exposure to changes in interest rates.

The following is a schedule of the carrying value of investment securities AFS as of December 31:

	2012	2011	2010
Government sponsored enterprises	$25,776	$397	$5,404
States and political subdivisions	182,743	174,938	169,717
Auction rate money market preferred	2,778	2,049	2,865
Preferred stocks	6,363	5,033	6,936
Mortgage-backed securities	155,345	143,602	102,215
Collateralized mortgage obligations	131,005	99,101	43,587

Total	$504,010	$425,120	$330,724

Excluding those holdings in government sponsored enterprises and municipalities within the state of Michigan, there were no investments in securities of any one issuer that exceeded 10% of shareholders’ equity. We have a policy prohibiting investments in securities that we deem are unsuitable due to their inherent credit or market risks. Prohibited investments include stripped mortgage backed securities, zero coupon bonds, nongovernment agency asset backed securities, and structured notes. Our holdings in mortgage-backed securities and collateralized mortgage obligations include only government agencies and government sponsored agencies as we hold no investments in private label mortgage-backed securities or collateralized mortgage obligations.

The following is a schedule of maturities of AFS investment securities and their weighted average yield as of December 31, 2012. Weighted average yields have been computed on an FTE basis using a tax rate of 34%. Our auction rate money market preferred is a long term floating rate instrument for which the interest rate is set at periodic auctions. At each successful auction, we have the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred and preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$73	7.91	$25,703	1.47	$—	—	$—	—
States and political subdivisions	11,746	3.65	37,686	5.15	92,181	5.15	41,130	3.85	—	—
Mortgage-backed securities	—	—	—	—	36,626	2.05	118,719	2.15	—	—
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	131,005	2.32
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,778	6.29
Preferred stocks	—	—	—	—	—	—	—	—	6,363	5.76

Total	$11,746	3.65	$37,759	5.15	$154,510	3.81	$159,849	2.59	$140,146	2.56

Loans

Loans are the largest component of earning assets. The proper management of credit and market risk inherent in the loan portfolio is critical to our financial well-being. To control these risks, we have adopted strict underwriting standards. These standards include specific criteria against lending outside our defined market areas, lending limits to a single borrower, and strict loan to collateral value limits. We also monitor and limit loan concentrations to specific industries. We have no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.

The following table presents the composition of the loan portfolio for the years ended December 31:

	2012	2011	2010	2009	2008
Commercial	$371,505	$365,714	$348,852	$340,274	$324,806
Agricultural	83,606	74,645	71,446	64,845	58,003
Residential real estate	284,148	278,360	284,029	285,838	319,397
Consumer	33,494	31,572	30,977	32,359	33,179

	$772,753	$750,291	$735,304	$723,316	$735,385

The following table presents the change in the loan categories for the years ended December 31:

	2012		2011		2010
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$5,791	1.6%	$16,862	4.8%	$8,578	2.5%
Agricultural	8,961	12.0%	3,199	4.5%	6,601	10.2%
Residential real estate	5,788	2.1%	(5,669)	-2.0%	(1,809)	-0.6%
Consumer	1,922	6.1%	595	1.9%	(1,382)	-4.3%

	$22,462	3.0%	$14,987	2.0%	$11,988	1.7%

We expect loans to increase moderately in 2013, with most of this growth coming in commercial loans.

Equity securities without readily determinable fair values

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost and investments in nonconsolidated entities accounted for under the equity method of accounting (see “Note 1—Nature of Operations and Summary of Significant Accounting Policies” and “Note 20 – Fair Value” of the Notes to Consolidated Financial Statements).

Deposits

Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2012	2011	2010	2009	2008
Noninterest bearing deposits	$143,735	$119,072	$104,902	$96,875	$97,546
NOW accounts	181,259	163,653	142,259	128,111	113,973
Savings deposits	228,338	193,902	177,817	157,020	182,523
Certificates of deposit	376,790	395,777	386,435	356,594	340,976
Brokered certificates of deposit	55,348	54,326	53,748	50,933	28,185
Internet certificates of deposit	32,197	31,434	12,178	13,119	12,427

Total	$1,017,667	$958,164	$877,339	$802,652	$775,630

The following table presents the change in the deposit categories for the years ended December 31:

	2012		2011		2010
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing deposits	$24,663	20.7%	$14,170	13.5%	$8,027	8.3%
NOW accounts	17,606	10.8%	21,394	15.0%	14,148	11.0%
Savings deposits	34,436	17.8%	16,085	9.0%	20,797	13.2%
Certificates of deposit	(18,987)	-4.8%	9,342	2.4%	29,841	8.4%
Brokered certificates of deposit	1,022	1.9%	578	1.1%	2,815	5.5%
Internet certificates of deposit	763	2.4%	19,256	158.1%	(941)	-7.2%

Total	$59,503	6.2%	$80,825	9.2%	$74,687	9.3%

While we anticipate that deposits will continue to increase in 2013, it is expected to be at a lower rate than 2012. Growth in 2013 is anticipated to continue to come in the form on non-contractual deposits. Certificates of deposits are expected to approximate current levels.

The following table shows the average balances and corresponding interest rates paid on deposit accounts as of December 31:

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest bearing demand deposits	$125,443	N/A	$113,726	N/A	$102,812	N/A
Interest bearing demand deposits	170,851	0.12%	152,530	0.12%	137,109	0.11%
Savings deposits	214,958	0.21%	192,999	0.25%	169,579	0.23%
Time deposits	473,675	1.79%	467,931	2.19%	430,892	2.55%

Total	$984,927		$927,186		$840,392

The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2012 was as follows:

Maturity
Within 3 months	$31,319
Within 3 to 6 months	24,323
Within 6 to 12 months	52,684
Over 12 months	128,801

Total	$237,127

Borrowed Funds

Borrowed funds include FHLB advances and securities sold under agreements to repurchase. The balance of borrowed funds fluctuates from period to period based on our funding needs including changes in loans, investments, and deposits. For additional disclosure related to borrowed funds see “Note 10 – Borrowed Funds” of Notes to Consolidated Financial Statements.

Contractual Obligations and Loan Commitments

We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancelable obligations and future minimum payments as of December 31, 2012:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$553,332	$—	$—	$—	$553,332
Certificates of deposit with stated maturities	205,754	148,427	91,755	18,399	464,335

Total deposits	759,086	148,427	91,755	18,399	1,017,667

Borrowed funds
Short term borrowings	72,717	—	—	—	72,717
Long term borrowings	5,000	63,284	50,000	50,000	168,284

Total borrowed funds	77,717	63,284	50,000	50,000	241,001

Total contractual obligations	$836,803	$211,711	$141,755	$68,399	$1,258,668

We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2012. Commitments to grant loans include loans to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$69,385	$34,744	$7,934	$3,170	$115,233
Commitments to grant loans	40,507	—	—	—	40,507
Commercial and standby letters of credit	3,935	—	—	—	3,935

Total loan commitments	$113,827	$34,744	$7,934	$3,170	$159,675

For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 13 – Off-Balance Sheet Activities” of the Notes to Consolidated Financial Statements.

Capital

Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income. We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 124,530 shares of common stock generating $2,898 of capital during 2012, and 115,359 shares of common stock generating $2,192 of capital in 2011. We also offer the Directors Plan which allows participants to purchase stock units, in lieu of cash payments (see “Note 17—Benefit Plans” of the Notes to Consolidated Financial Statements). Pursuant to this plan, we raised $643 and $615 of capital in 2012 and 2011, respectively.

We have approved a publicly announced common stock repurchase plan. During 2012 and 2011, pursuant to this plan, we repurchased 83,586 shares of common stock at an average price of $23.69 and 120,441 shares of common stock at an average price of $18.30, respectively. As of December 31, 2012, we were authorized to repurchase up to an additional 85,410 shares of common stock.

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.0%. Our primary capital to average assets ratio, which consists of shareholders’ equity plus the ALLL less goodwill and acquisition intangibles, was 8.29% at December 31, 2012.

The FRB has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8%, of which at least 4% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and our values as of December 31:

	2012	2011	Required
Equity Capital	13.23%	12.92%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	14.48%	14.17%	8.00%

Secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The FRB and FDIC also prescribe minimum capital requirements for the Bank. At December 31, 2012, the Bank exceeded these minimum capital requirements. Proposed new capital standards, if enacted, will require us to meet higher capital standards. This increase in capital levels may have an adverse impact on our ability to grow and pay dividends. For further information regarding the Bank’s capital requirements, see “Note 16—Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements.

Fair Value

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities, trading securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

For further information regarding fair value measurements see “Note 1—Nature of Operations and Summary of Significant Accounting Policies” and “Note 20—Fair Value” of the Notes to Consolidated Financial Statements.

Interest Rate Sensitivity

Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates. One tool we use to measure interest rate sensitivity is gap analysis. As shown in the following table, the gap analysis depicts our position for specific time periods and the cumulative gap as a percentage of total assets.

Trading securities are included in the 0 to 3 month time frame due to their repricing characteristics. Fixed interest rate AFS securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $162,635 as of December 31, 2012, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,151 that are included in the 0 to 3 month time frame.

Savings and NOW accounts have no contractual maturity date and are believed by us to be predominantly noninterest rate sensitive. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon our analysis of deposit decay over the past five years. We believe this decay experience is consistent with our expectation for the future. As of December 31, 2012, we had a positive cumulative gap within one year. A positive gap position results when more assets, within a specified time frame, have the potential to mature or reprice than liabilities.

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2012. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
Trading securities	$1,573	$—	$—	$—
AFS securities	37,663	86,789	211,184	168,374
Loans	194,062	101,725	380,469	89,194

Total	$233,298	$188,514	$591,653	$257,568

Interest sensitive liabilities
Borrowed funds	$72,754	$5,111	$113,136	$50,000
Time deposits	62,287	143,836	239,813	18,399
Savings	6,242	20,903	82,438	118,755
NOW	2,163	6,488	30,237	142,371

Total	$143,446	$176,338	$465,624	$329,525

Cumulative gap	$89,852	$102,028	$228,057	$156,100
Cumulative gap as a % of assets	6.28%	7.13%	15.94%	10.91%

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2012. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$99,889	$288,297	$66,925	$455,111

Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$231,656	$59,368
Variable interest rates		56,641	7,557

Total		$288,297	$66,925

Liquidity

Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.

The primary sources of our liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $534,968 or 37.4% of assets as of

December 31, 2012 as compared to $467,344 or 34.9% in 2011. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments discussed in the accompanying Notes to Consolidated Financial Statements. Liquidity varies significantly daily, based on customer activity.

Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks as federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB Advances, FRB Discount Window Advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, investment securities, or loans as collateral. As of December 31, 2012, we had available lines of credit of $108,646.

The following table summarizes our sources and uses of cash for the years ended December 31:

	2012	2011	$ Variance
Net cash provided by operating activities	$19,464	$18,860	$604
Net cash used in investing activities	(101,874)	(105,203)	3,329
Net cash provided by financing activities	78,740	96,824	(18,084)

(Decrease) increase in cash and cash equivalents	(3,670)	10,481	(14,151)
Cash and cash equivalents January 1	28,590	18,109	10,481

Cash and cash equivalents December 31	$24,920	$28,590	$(3,670)

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

The FRB has adopted a policy requiring us to effectively manage the various risks that can have a material impact on our safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures and internal controls for measuring and managing these risks. Specifically, the IRR policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to our Board.

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

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2012, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given prevailing interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.

The following table summarizes our interest rate sensitivity as of:

	December 31, 2012
Immediate basis point change asumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-1.61%	—	0.49%	-1.58%	-1.74%	-2.16%

	December 31, 2011
Immediate basis point change asumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-1.50%	—	1.34%	0.84%	-0.78%	N/A

A 400 basis point increase was not applicable as of December 31, 2011 as we were not utilizing this scenario as part of our interest rate sensitivity analysis at that time. We believe our risk associated with changes in interest rates are acceptable.

The secondary method to measure interest rate risk is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the imbedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or have prepayment options. The call and prepayment options are more likely to be exercised in a period of decreasing interest rates. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Time deposits have penalties that discourage early withdrawals.

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2012 and December 31, 2011. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management’s estimate of their future cash flows. During the first quarter of 2012, we engaged the services of a third party to analyze our historical loan prepayment speeds and non-contractual deposit decay rates. These analyses were prompted by the Office of Thrift Supervision’s discontinuation of publishing its various benchmarks for various loan prepayment speeds and deposit decay rates, which we had previously used for certain loan and deposit accounts (including as of December 31, 2011). As a result of implementing the results of these analyses, the estimated lives of our non-contractual deposit accounts significantly increased, which in turn significantly impacted the corresponding estimated cash flows for these accounts in the following table. We have reviewed the results of the analyses in detail and feel that it reasonably reflects the prepayment speeds and decay rates of our loan and deposit portfolios.

	December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$6,411	$100	$240	$—	$—	$—	$6,751	$6,761
Average interest rates	0.86%	0.35%	1.25%	—	—	—	0.86%
Trading securities	$1,051	$522	$—	$—	$—	$—	$1,573	$1,573
Average interest rates	2.68%	2.54%	—	—	—	—	2.63%
AFS securities	$124,452	$83,606	$49,419	$42,655	$35,504	$168,374	$504,010	$504,010
Average interest rates	2.42%	2.30%	2.53%	2.82%	2.89%	2.48%	2.50%
Fixed interest rate loans (1)	$138,840	$96,013	$91,353	$85,095	$109,057	$89,760	$610,118	$622,329
Average interest rates	5.74%	5.62%	5.57%	5.21%	4.60%	4.63%	5.26%
Variable interest rate loans (1)	$64,482	$28,076	$24,669	$12,650	$22,061	$10,697	$162,635	$162,635
Average interest rates	4.90%	3.77%	3.96%	3.89%	3.36%	3.90%	4.21%
Rate sensitive liabilities
Borrowed funds	$77,865	$10,814	$42,322	$20,000	$40,000	$50,000	$241,001	$248,822
Average interest rates	0.46%	0.65%	1.14%	2.67%	2.15%	3.03%	1.59%
Savings and NOW accounts	$35,796	$32,794	$29,476	$26,520	$23,885	$261,126	$409,597	$409,597
Average interest rates	0.13%	0.13%	0.12%	0.12%	0.12%	0.11%	0.12%
Fixed interest rate time deposits	$204,972	$76,373	$71,685	$51,232	$40,523	$18,399	$463,184	$471,479
Average interest rates	1.13%	1.69%	2.10%	2.14%	1.72%	1.67%	1.55%
Variable interest rate time deposits	$782	$369	$—	$—	$—	$—	$1,151	$1,151
Average interest rates	0.46%	0.45%	—	—	—	—	0.46%

	December 31, 2011
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,775	$4,125	$100	$—	$—	$—	$13,000	$13,053
Average interest rates	1.18%	1.33%	0.35%	—	—	—	1.22%
Trading securities	$3,156	$1,031	$523	$—	$—	$—	$4,710	$4,710
Average interest rates	3.34%	2.48%	2.49%	—	—	—	3.06%
AFS securities	$104,559	$61,421	$48,659	$37,777	$35,108	$137,596	$425,120	$425,120
Average interest rates	2.98%	2.84%	2.91%	2.93%	3.21%	3.01%	2.98%
Fixed interest rate loans (1)	$141,867	$140,390	$90,852	$75,690	$76,985	$61,854	$587,638	$606,524
Average interest rates	6.24%	6.08%	5.94%	5.99%	5.40%	5.15%	5.90%
Variable interest rate loans (1)	$70,783	$25,267	$20,803	$18,853	$11,631	$15,316	$162,653	$162,653
Average interest rates	5.87%	3.97%	4.05%	3.68%	4.00%	3.98%	4.78%
Rate sensitive liabilities
Borrowed funds	$89,869	$15,000	$25,869	$45,398	$20,000	$20,000	$216,136	$227,780
Average interest rates	1.42%	3.93%	3.13%	3.30%	2.67%	2.56%	2.41%
Savings and NOW accounts	$120,850	$78,313	$51,291	$34,006	$22,803	$50,292	$357,555	$357,555
Average interest rates	0.20%	0.19%	0.18%	0.17%	0.15%	0.15%	0.18%
Fixed interest rate time deposits	$264,147	$62,883	$46,802	$55,493	$43,601	$7,052	$479,978	$498,085
Average interest rates	1.61%	2.67%	2.33%	2.56%	2.41%	1.48%	2.00%
Variable interest rate time deposits	$1,152	$407	$—	$—	$—	$—	$1,559	$1,559
Average interest rates	0.67%	0.69%	—	—	—	—	0.68%

(1)	The fair value reported is exclusive of the allocation of the allowance for loan losses.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information presented in the “Market Risk” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements accompanied by the report of our independent registered public accounting firm are set forth beginning on page 39 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Supplementary data regarding quarterly results of operations are set forth under the table headed “Summary of Selected Financial Data” under Item 6 of this report.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Isabella Bank Corporation

Mount Pleasant, Michigan

We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2012 and 2011, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

/s/Rehmann Robson LLC

Saginaw, Michigan

March 11, 2013

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31
	2012	2011
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$22,634	$24,514
Interest bearing balances due from banks	2,286	4,076

Total cash and cash equivalents	24,920	28,590
Certificates of deposit held in other financial institutions	4,465	8,924
Trading securities	1,573	4,710
AFS securities (amortized cost of $490,420 in 2012 and $414,614 in 2011)	504,010	425,120
Mortgage loans available-for-sale	3,633	3,205
Loans
Commercial	371,505	365,714
Agricultural	83,606	74,645
Residential real estate	284,148	278,360
Consumer	33,494	31,572

Total loans	772,753	750,291
Less allowance for loan losses	11,936	12,375

Net loans	760,817	737,916
Premises and equipment	25,787	24,626
Corporate owned life insurance	22,773	22,075
Accrued interest receivable	5,227	5,848
Equity securities without readily determinable fair values	18,118	17,189
Goodwill and other intangible assets	46,532	46,792
Other assets	12,784	12,930

TOTAL ASSETS	$1,430,639	$1,337,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$143,735	$119,072
NOW accounts	181,259	163,653
Certificates of deposit under $100 and other savings	455,546	440,123
Certificates of deposit over $100	237,127	235,316

Total deposits	1,017,667	958,164
Borrowed funds ($0 in 2012 and $5,242 in 2011 at fair value)	241,001	216,136
Accrued interest payable and other liabilities	7,482	8,842

Total liabilities	1,266,150	1,183,142

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,671,846 shares (including 5,130 shares held in the Rabbi Trust) in 2012 and 7,589,226 shares (including 16,585 shares held in the Rabbi Trust) in 2011	136,580	134,734
Shares to be issued for deferred compensation obligations	3,734	4,524
Retained earnings	19,168	13,036
Accumulated other comprehensive income	5,007	2,489

Total shareholders’ equity	164,489	154,783

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,430,639	$1,337,925

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Totals
Balances, January 1, 2010	7,535,193	$133,443	$4,507	$4,972	$(2,119)	$140,803
Comprehensive income	—	—	—	9,045	410	9,455
Issuance of common stock	124,953	2,683	—	—	—	2,683
Common stock issued for deferred compensation obligations	28,898	537	(475)	—	—	62
Share based payment awards under equity compensation plan	—	—	650	—	—	650
Common stock purchased for deferred compensation obligations	—	(514)	—			(514)
Common stock repurchased pursuant to publicly announced repurchase plan	(138,970)	(2,557)		—	—	(2,557)
Cash dividends ($0.72 per share)	—	—	—	(5,421)	—	(5,421)

Balances, December 31, 2010	7,550,074	133,592	4,682	8,596	(1,709)	145,161
Comprehensive income	—	—	—	10,210	4,198	14,408
Issuance of common stock	120,336	3,075	—	—	—	3,075
Common stock issued for deferred compensation obligations	39,257	697	(773)	—	—	(76)
Share based payment awards under equity compensation plan	—	—	615	—	—	615
Common stock purchased for deferred compensation obligations	—	(426)	—	—	—	(426)
Common stock repurchased pursuant to publicly announced repurchase plan	(120,441)	(2,204)		—	—	(2,204)
Cash dividends ($0.76 per share)	—	—	—	(5,770)	—	(5,770)

Balances, December 31, 2011	7,589,226	134,734	4,524	13,036	2,489	154,783
Comprehensive income	—	—	—	12,206	2,518	14,724
Issuance of common stock	124,530	2,898	—	—	—	2,898
Common stock issued for deferred compensation obligations	41,676	814	(814)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	619	(619)	—	—	—
Share based payment awards under equity compensation plan	—	—	643	—	—	643
Common stock purchased for deferred compensation obligations	—	(505)	—	—	—	(505)
Common stock repurchased pursuant to publicly announced repurchase plan	(83,586)	(1,980)	—	—	—	(1,980)
Cash dividends ($0.80 per share)	—	—	—	(6,074)	—	(6,074)

Balances, December 31, 2012	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Year Ended December 31
	2012	2011	2010
Interest income
Loans, including fees	$43,396	$45,463	$46,794
AFS securities
Taxable	7,555	6,941	5,271
Nontaxable	4,870	4,806	4,367
Trading securities	94	189	306
Federal funds sold and other	486	506	479

Total interest income	56,401	57,905	57,217
Interest expense
Deposits	9,131	10,935	11,530
Borrowings	4,292	5,268	5,674

Total interest expense	13,423	16,203	17,204

Net interest income	42,978	41,702	40,013
Provision for loan losses	2,300	3,826	4,857

Net interest income after provision for loan losses	40,678	37,876	35,156
Noninterest income
Service charges and fees	6,432	6,118	6,480
Gain on sale of mortgage loans	1,576	538	610
Gain on sale of available-for-sale investment securities	1,119	3	348
Earnings on corporate owned life insurance policies	698	609	663
Other	1,705	950	1,199

Total noninterest income	11,530	8,218	9,300
Noninterest expenses
Compensation and benefits	21,227	19,292	18,552
Occupancy	2,519	2,470	2,351
Furniture and equipment	4,560	4,497	4,344

Available-for-sale impairment loss
Total other-than-temporary impairment loss	486	—	—
Portion of loss reported in other comprehensive income	(204)	—	—

Net available-for-sale impairment loss	282	—	—
Other	9,051	8,271	8,560

Total noninterest expenses	37,639	34,530	33,807

Income before federal income tax expense	14,569	11,564	10,649
Federal income tax expense	2,363	1,354	1,604

NET INCOME	$12,206	$10,210	$9,045

Earnings per share
Basic	$1.61	$1.35	$1.20

Diluted	$1.56	$1.31	$1.17

Cash dividends per basic share	$0.80	$0.76	$0.72

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Year Ended December 31
	2012	2011	2010
Net income	$12,206	$10,210	$9,045

Unrealized holding gains on available-for-sale securities:
Unrealized gains arising during the year	3,921	9,220	1,156
Reclassification adjustment for net realized gains included in net income	(1,119)	(3)	(348)
Reclassification adjustment for impairment loss included in net income	282	—	—

Net unrealized gains	3,084	9,217	808
Tax effect (1)	(348)	(3,719)	(351)

Unrealized gains, net of tax	2,736	5,498	457

Increase in unrecognized pension costs	(329)	(1,971)	(72)
Tax effect	111	671	25

Net unrealized loss on defined benefit pension plan	(218)	(1,300)	(47)

Other comprehensive income, net of tax	2,518	4,198	410

Comprehensive income	$14,724	$14,408	$9,455

(1)	See “Note 12 – Federal Income Taxes” for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$12,206	$10,210	$9,045
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	2,300	3,826	4,857
Impairment of foreclosed assets	166	82	180
Depreciation	2,417	2,521	2,522
Amortization and impairment of originated mortgage servicing rights	787	714	543
Amortization of acquisition intangibles	260	299	338
Net amortization of available-for-sale securities	2,277	1,689	1,153
Available-for-sale security impairment loss	282	—	—
Gain on sale of available-for-sale securities	(1,119)	(3)	(348)
Net unrealized losses on trading securities	52	78	94
Net gain on sale of mortgage loans	(1,576)	(538)	(610)
Net unrealized gains on borrowings measured at fair value	(33)	(181)	(227)
Increase in cash value of corporate owned life insurance	(698)	(609)	(642)
Realized gain on redemption of corporate owned life insurance	—	—	(21)
Share-based payment awards under equity compensation plan	643	615	650
Deferred income tax expense	616	389	179
Origination of loans held for sale	(99,353)	(57,584)	(72,106)
Proceeds from loan sales	100,501	56,099	73,815
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	3,085	1,049	7,632
Accrued interest receivable	621	(392)	376
Other assets	(2,610)	147	(1,914)
Accrued interest payable and other liabilities	(1,360)	449	1,005

Net cash provided by operating activities	19,464	18,860	26,521

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	4,459	6,884	(10,428)
Activity in available-for-sale securities
Sales	40,677	8,877	18,303
Maturities and calls	89,112	69,275	66,970
Purchases	(207,035)	(165,017)	(156,928)
Loan principal originations, net	(27,103)	(20,743)	(21,319)
Proceeds from sales of foreclosed assets	1,594	2,041	2,778
Purchases of premises and equipment	(3,578)	(2,520)	(3,232)
Purchases of corporate owned life insurance	—	(4,000)	(175)

Net cash used in investing activities	(101,874)	(105,203)	(103,877)

FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	59,503	80,825	$74,687
Increase in other borrowed funds	24,898	21,400	2,043
Cash dividends paid on common stock	(6,074)	(5,770)	(5,421)
Proceeds from issuance of common stock	2,279	2,302	2,208
Common stock repurchased	(1,361)	(1,507)	(2,020)
Common stock purchased for deferred compensation obligations	(505)	(426)	(514)

Net cash provided by financing activities	78,740	96,824	70,983

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,670)	10,481	(6,373)
Cash and cash equivalents at beginning of year	28,590	18,109	24,482

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,920	$28,590	$18,109

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$13,639	$16,239	$17,344
Federal income taxes paid	2,357	878	1,261
SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION:
Transfers of loans to foreclosed assets	$1,902	$1,932	$3,868
Common stock issued for deferred compensation obligations	619	773	475
Common stock repurchased from the Rabbi Trust	(619)	(697)	(537)

See notes to interim condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share amounts)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiaries, Isabella Bank and Financial Group Information Services. All intercompany balances and accounts have been eliminated in consolidation.

NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 26 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.

Financial Group Information Services provides information technology services to Isabella Bank Corporation and our subsidiaries.

USE OF ESTIMATES: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the fair value of certain AFS investment securities, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of goodwill and other intangible assets, and determinations of assumptions in accounting for the defined benefit pension plan.

FAIR VALUE MEASUREMENTS: Fair value refers to the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the market in which the reporting entity transacts such sales or transfers based on the assumptions market participants would use when pricing an asset or liability. Assumptions are developed based on prioritizing information within a fair value hierarchy that gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. We may choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value measurement option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, allowing us to record identical financial assets and liabilities at fair value or by another measurement basis permitted under generally accepted accounting principles, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.

For assets and liabilities recorded at fair value, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those financial instruments for which there is an active market. In cases where the market for a financial asset or liability is not active, we include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when developing fair value measurements. Fair value measurements for assets and liabilities for which limited or no observable market data exists are accordingly based primarily upon estimates, are often calculated based on the economic and competitive environment, the characteristics of the asset or liability and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future values.

We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities AFS, trading securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as mortgage loans AFS, impaired loans, foreclosed assets, OMSR, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write downs of individual assets.

Fair Value Hierarchy

Under fair value measurement and disclosure authoritative guidance, we group assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded, and the reliability of the assumptions used to determine fair value, based on the prioritization of inputs in the valuation techniques. These levels are:

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

For further discussion of fair value considerations, refer to “Note 20 – Fair Value.”

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK: Most of our activities conducted are with customers located within the central Michigan area. A significant amount of our outstanding loans are secured by commercial and residential real estate. Other than these types of loans, there is no significant concentration to any other industry or any one customer.

CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and other deposit accounts. Generally, federal funds sold are for a one day period. We maintain deposit accounts in various financial institutions which generally exceed federally insured limits or are not insured. We do not believe we are exposed to any significant interest, credit or other financial risk as a result of these deposits.

CERTIFICATES OF DEPOSIT HELD IN OTHER FINANCIAL INSTITUTIONS: Certificates of deposits held in other financial institutions consist of interest bearing certificates of deposit that mature within 3 years and are carried at cost.

TRADING SECURITIES: We engage in trading activities of our own accounts. Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in noninterest income. Interest income is included in net interest income.

AFS SECURITIES: Purchases of investment securities are generally classified as AFS. However, we may elect to classify securities as either held to maturity or trading. Securities classified as AFS are recorded at fair value, with unrealized gains and losses, net of the effect of deferred income taxes, excluded from earnings and reported in other comprehensive income. Included in AFS securities are auction rate money market preferreds and preferred stocks. These investments are considered equity securities for federal income tax purposes, and as such, no estimated federal income tax impact is expected or recorded. Auction rate money market preferred securities and preferred stocks are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Realized gains and losses on the sale of AFS securities are determined using the specific identification method.

AFS securities are reviewed quarterly for possible OTTI. In determining whether an OTTI exists for debt securities, we must assert that: (a) we do not have the intent to sell the security; and (b) it is more likely than not we will not have to sell the security before recovery of its cost basis. If these conditions are not met, we must recognize an OTTI charge through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in noninterest income. For debt securities that do not meet the above criteria, and we do not expect to recover the security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, we separate the total impairment into the credit risk loss component and the amount of the loss related to market and other risk factors. In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The amount of the total OTTI related to the credit risk is recognized in earnings and is included in noninterest income. The amount of the total OTTI related to other risk factors is recognized as a component of other comprehensive income. For debt securities that have recognized an OTTI through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

AFS equity securities are reviewed for OTTI at each reporting date. This evaluation considers a number of factors including, but not limited to, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and our ability and intent to hold the securities until fair value recovers. If it is determined that we do not have the ability and intent to hold the securities until recovery or that there are conditions that indicate that a security may not recover in value then the difference between the fair value and the cost of the security is recognized in earnings and is included in noninterest income.

LOANS: Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, and any deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the level yield method.

The accrual of interest on agricultural, commercial and mortgage loans is discontinued at the time the loan is 90 days or more past due unless the credit is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected is charged against the ALLL. The interest on these loans is accounted for on the cash-basis, until qualifying for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.

ALLOWANCE FOR LOAN LOSSES: The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectibility of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

We evaluate the ALLL on a regular basis and is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The ALLL consists of specific, general, and unallocated components. The specific component relates to loans that are deemed to be impaired. For such loans that are also analyzed for specific allowance allocations, an allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance;

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.

Impairment is measured on a loan by loan basis for commercial and agricultural loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

LOANS HELD FOR SALE: Mortgage loans held for sale in the secondary market are carried at the lower of cost or fair value as determined by aggregating outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, would be recognized as a component of other noninterest expenses.

Mortgage loans held for sale are sold with the mortgage servicing rights retained by us. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including mortgage loans and participation loans are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been legally isolated from us, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and 3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Other than servicing, we have no substantive continuing involvement related to these loans.

SERVICING: Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. We have no purchased servicing rights. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $303,351 and $304,626 with capitalized servicing rights of $2,285 and $2,374 at December 31, 2012 and 2011, respectively.

Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $757, $732, and $760 related to residential mortgage loans serviced for others during 2012, 2011, and 2010, respectively and is included in other noninterest income.

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

FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $2,018 and $1,876 as of December 31, 2012 and 2011, respectively, are included in other assets.

PREMISES AND EQUIPMENT: Land is carried at cost. Buildings and equipment are carried at cost, less accumulated depreciation which is computed principally by the straight-line method based upon the estimated useful lives of the related assets, which range from 3 to 40 years. Major improvements are capitalized and appropriately amortized based upon the useful lives of the related assets or the expected terms of the leases, if shorter, using the straight-line method. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. We annually review these assets to determine whether carrying values have been impaired.

FDIC INSURANCE PREMIUM: Included in other assets were prepaid FDIC assessments of $1,804 and $2,588 as of December 31, 2012 and 2011, respectively.

EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are FHLB Stock and FRB Stock as well as our ownership interests in Corporate Settlement Solutions and Valley Financial Corporation. The investment in Corporate Settlement Solutions, a title insurance company, was made in the 1st quarter 2007. The Corporation is not the managing entity of Corporate Settlement Solutions, LLC, and accounts for its investment in that entity under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a de novo bank that opened in 2005. The Corporation made investments in Valley Financial Corporation in 2004 and in 2007.

Equity securities without readily determinable fair values consist of the following as of December 31:

	2012	2011
Federal Home Loan Bank Stock	$7,850	$7,380
Investment in Corporate Settlement Solutions	7,040	6,611
Federal Reserve Bank Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	349	319

Total	$18,118	$17,189

EQUITY COMPENSATION PLAN: At December 31, 2012, the Directors Plan had 170,566 shares eligible to be issued to participants, for which the Rabbi Trust held 5,130 shares. We had 218,023 shares to be issued in 2011, with 16,585 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 17 – Benefit Plans”). We have no other equity-based compensation plans.

CORPORATE OWNED LIFE INSURANCE: We have purchased life insurance policies on key members of management. In the event of death of one of these individuals, we would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized on the balance sheet dates. Increases in cash surrender value in excess of single premiums paid are reported as other noninterest income.

As of December 31, 2012 and 2011, the present value of the post retirement benefits payable by us to the covered employees was estimated to be $2,657 and $2,633, respectively, and is included in accrued interest payable and other liabilities . The periodic policy maintenance costs were $24, $60, and $68 for 2012, 2011, and 2010, respectively and is included in other noninterest expenses.

ACQUISITION INTANGIBLES AND GOODWILL: We previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. The acquisitions included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Core deposit intangibles arising from acquisitions are included in goodwill and other intangible assets are being amortized over their estimated lives and evaluated for potential impairment on at least an annual basis. Goodwill represents the excess of purchase price over identifiable assets, is not amortized but is evaluated for impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. This valuation method requires a significant degree of our judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.

OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, we have entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.

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

We analyze our filing positions in the jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. We have also elected to retain our existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continue to reflect any charges for such, to the extent they arise, as a component of our noninterest expenses.

MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 11 – Other Noninterest Expenses”).

RECLASSIFICATIONS: Certain amounts reported in the 2011 and 2010 consolidated financial statements have been reclassified to conform with the 2012 presentation.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustments to income that would result from the assumed issuance. Potential common shares that we may issue relate solely to outstanding shares in the Directors Plan, see “Note 17 – Benefit Plans.”

Earnings per common share have been computed based on the following:

	2012	2011	2010
Average number of common shares outstanding for basic calculation	7,604,303	7,572,841	7,541,676
Average potential effect of shares in the Directors Plan (1)	195,063	194,634	187,744

Average number of common shares outstanding used to calculate diluted earnings per common share	7,799,366	7,767,475	7,729,420

Net income	$12,206	$10,210	$9,045

Earnings per share
Basic	$1.61	$1.35	$1.20

Diluted	$1.56	$1.31	$1.17

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

The ASU clarifies the application of existing fair value measurements and disclosure requirements related to:

•	The application of highest and best use and valuation premise concepts.

•	Measuring the fair value of an instrument classified in shareholders’ equity.

•	Disclosure about fair value measurements within Level 3 of the fair value hierarchy.

The ASU also changes particular principles or requirements for measuring fair value and disclosing information measuring fair value and disclosures related to:

•	Measuring the fair value of financial instruments that are managed within a portfolio.

•	Application of premiums and discounts in a fair value measurement.

The new authoritative guidance was effective for interim and annual periods beginning on or after December 15, 2011 and did not have a financial impact but increased the level of disclosures related to fair value measurements in our consolidated financial statements in 2012.

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

ASU No. 2012-02: “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”

In August 2012, ASU No. 2012-02 amended ASC Topic 350, “Goodwill and Other” to simplify the testing of intangible assets with indefinite lives. This update will allow for a qualitative assessment of intangible assets with indefinite lives to determine whether or not it is necessary to perform the impairment test described in ASC Topic 350. While the new authoritative guidance was effective for fiscal years beginning after September 15, 2012, we elected to early adopt the guidance as of December 31, 2012. This standard did not have any impact on our consolidated financial statements.

Pending Accounting Standards Updates

ASU No. 2012-06: “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”

In October 2012, ASU No. 2012-06 amended ASC Topic 805, “Business Combinations” to clarify the applicable guidance for subsequently measuring an indemnification asset recognized as part of a government assisted acquisition of a financial institution. The new authoritative guidance is effective for fiscal years beginning after December 15, 2012 and at this time is not expected to have any impact on our consolidated financial statements.

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at December 31:

	2012	2011
States and political subdivisions	$1,573	$4,710

Included in net trading losses of $52 during 2012, were $18 of net trading losses on securities that relate to our trading portfolio as of December 31, 2012. Included in net trading gains of $78 during 2011, were $60 of net trading gains on securities that relate to our trading portfolio as of December 31, 2011.

NOTE 5 – AFS SECURITIES

The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,668	$108	$—	$25,776
States and political subdivisions	174,118	9,190	565	182,743
Auction rate money market preferred	3,200	—	422	2,778
Preferred stocks	6,800	—	437	6,363
Mortgage-backed securities	152,256	3,199	110	155,345
Collateralized mortgage obligations	128,378	2,627	—	131,005

Total	$490,420	$15,124	$1,534	$504,010

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$395	$2	$—	$397
States and political subdivisions	166,832	8,157	51	174,938
Auction rate money market preferred	3,200	—	1,151	2,049
Preferred stocks	6,800	—	1,767	5,033
Mortgage-backed securities	140,842	2,807	47	143,602
Collateralized mortgage obligations	96,545	2,556	—	99,101

Total	$414,614	$13,522	$3,016	$425,120

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2012 are as follows:

	Maturing
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Securities With Variable Monthly Payments or Noncontractual Maturities	Total
Government sponsored enterprises	$—	$72	$25,596	$—	$—	$25,668
States and political subdivisions	11,670	36,157	86,062	40,229	—	174,118
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	152,256	152,256
Collateralized mortgage obligations	—	—	—	—	128,378	128,378

Total amortized cost	$11,670	$36,229	$111,658	$40,229	$290,634	$490,420

Fair value	$11,746	$37,759	$117,884	$41,130	$295,491	$504,010

Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.

As auction rate money market preferreds and preferred stocks have noncontractual maturities they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.

A summary of the activity related to the sale of AFS securities is as follows during the years ended December 31:

	2012	2011	2010
Proceeds from sales AFS of securities	$40,677	$8,877	$18,303

Gross realized gains	$1,119	$3	$351
Gross realized losses	—	—	(3)

Net realized gains	$1,119	$3	$348

Applicable income tax expense	$380	$1	$118

The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

	2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$80	$5,019	$485	$2,352	$565
Auction rate money market preferred	—	—	422	2,778	422
Preferred stocks	—	—	437	3,363	437
Mortgage-backed securities	110	25,499	—	—	110

Total	$190	$30,518	$1,344	$8,493	$1,534

Number of securities in an unrealized loss position:		15		6	21

	2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$51	$1,410	$—	$—	$51
Auction rate money market preferred	—	—	1,151	2,049	1,151
Preferred stocks	—	—	1,767	5,033	1,767
Mortgage-backed securities	47	24,291	—	—	47

Total	$98	$25,701	$2,918	$7,082	$3,016

Number of securities in an unrealized loss position:		6		6	12

As of December 31, 2012 and 2011, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position, should be considered OTTI. Such analyses considered, among other factors, the following criteria:

•	Has the value of the investment declined more than what is deemed to be reasonable based on a risk and maturity adjusted discount rate?

•	Is the investment credit rating below investment grade?

•	Is it probable the issuer will be unable to pay the amount when due?

•	Is it more likely than not that we will not have to sell the security before recovery of its cost basis?

•	Has the duration of the investment been extended?

During the three month period ended March 31, 2012, we had one state issued student loan auction rate AFS investment security (which is included in states and political subdivisions) that was downgraded by Moody’s from A3 to Caa3. As a result of this downgrade, we engaged the services of an independent investment valuation firm to estimate the amount of credit losses (if any) related to this particular issue as of March 31, 2012. The evaluation calculated a range of estimated credit losses utilizing two different bifurcation methods: 1) Estimated Cash Flow Method and 2) Credit Yield Analysis Method. The two methods were then weighted, with a higher weighting applied to the Estimated Cash Flow Method, to determine the estimated credit related impairment. As a result of this analysis we recognized an OTTI of $282 in earnings in the first quarter of 2012.

A summary of key valuation assumptions used in the aforementioned analysis as of March 31, 2012, follows:

Discounted Cash Flow Method
Ratings
Fitch	Not Rated
Moody’s	Caa3
S&P	A
Seniority	Senior
Discount rate	LIBOR + 5.64%

Credit Yield Analysis Method
Credit discount rate	LIBOR + 4.00%
Average observed discounts based on closed transactions	17.06%

To test for additional impairment of this security as of December 31, 2012, we obtained another investment valuation (from the same independent firm engaged to perform the initial valuation as of March 31, 2012) as of December 31, 2012. Based on the results of this valuation, no additional OTTI was indicated.

A rollforward of credit related impairment recognized in earnings on AFS securities was as follows:

January 1, 2012	$—
Additions to credit losses for which no previous OTTI was recognized	282

December 31, 2012	$282

There were no credit losses recognized in earnings on AFS securities during 2011.

Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell these securities in an unrealized loss position, and our testing that it is unlikely that we will have to sell the securities before recovery of their cost basis, we do not believe that the values of any other securities are other-than-temporarily impaired as of December 31, 2012 or December 31, 2011.

NOTE 6 – LOANS AND ALLOWANCE FOR LOAN LOSSES

We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming and tourism, higher education, and general economic conditions of this region. Substantially all of the consumer and residential real estate loans are secured by various items of property, while commercial and agricultural loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.

Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and states and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business; thus, these loans generally involve greater risk than other types of lending. We minimize our risk by limiting the amount of loans to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans generally require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require borrowers to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports as deemed necessary.

We offer adjustable rate mortgages, fixed rate balloon mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to FHLMC. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in our portfolio, held for future sale, or sold upon origination. We consider the direction of interest rates, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell these loans to FHLMC.

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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses Year Ended December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged off	(1,672)	—	(1,142)	(542)	—	(3,356)
Recoveries	240	—	122	255	—	617
Provision for loan losses	2,010	(596)	1,667	320	(1,101)	2,300

December 31, 2012	$6,862	$407	$3,627	$666	$374	$11,936

	Allowance for Loan Losses and Recorded Investment in Loans As of December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,050	$91	$1,796	$—	$—	$3,937
Collectively evaluated for impairment	4,812	316	1,831	666	374	7,999

Total	$6,862	$407	$3,627	$666	$374	$11,936

Loans
Individually evaluated for impairment	$14,456	$723	$10,704	$75		$25,958
Collectively evaluated for impairment	357,049	82,883	273,444	33,419		746,795

Total	$371,505	$83,606	$284,148	$33,494		$772,753

	Allowance for Loan Losses Year Ended December 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2011	$6,048	$1,033	$3,198	$605	$1,489	$12,373
Loans charged off	(1,863)	(121)	(2,240)	(552)	—	(4,776)
Recoveries	460	1	177	314	—	952
Provision for loan losses	1,639	90	1,845	266	(14)	3,826

December 31, 2011	$6,284	$1,003	$2,980	$633	$1,475	$12,375

	Allowance for Loan Losses and Recorded Investment in Loans As of December 31, 2011
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,152	$822	$1,146	$—	$—	$4,120
Collectively evaluated for impairment	4,132	181	1,834	633	1,475	8,255

Total	$6,284	$1,003	$2,980	$633	$1,475	$12,375

Loans
Individually evaluated for impairment	$14,097	$3,384	$7,664	$105		$25,250
Collectively evaluated for impairment	351,617	71,261	270,696	31,467		725,041

Total	$365,714	$74,645	$278,360	$31,572		$750,291

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of December 31:

	2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$25,209	$15,536	$40,745	$2,955	$2,313	$5,268
3 - High satisfactory	83,805	28,974	112,779	16,972	11,886	28,858
4 - Low satisfactory	127,423	45,143	172,566	27,291	15,437	42,728
5 - Special mention	16,046	1,692	17,738	1,008	3,191	4,199
6 - Substandard	20,029	2,224	22,253	1,167	1,217	2,384
7 - Vulnerable	1,512	2,294	3,806	—	—	—
8 - Doubtful	1,596	22	1,618	—	169	169

Total	$275,620	$95,885	$371,505	$49,393	$34,213	$83,606

	2011
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$11,113	$11,013	$22,126	$3,583	$1,390	$4,973
3 - High satisfactory	90,064	29,972	120,036	11,154	5,186	16,340
4 - Low satisfactory	118,611	57,572	176,183	24,253	15,750	40,003
5 - Special mention	15,482	4,200	19,682	3,863	2,907	6,770
6 - Substandard	19,017	4,819	23,836	1,640	4,314	5,954
7 - Vulnerable	187	—	187	—	—	—
8 - Doubtful	3,621	43	3,664	190	415	605

Total	$258,095	$107,619	$365,714	$44,683	$29,962	$74,645

Internally assigned risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned risk ratings for commercial and agricultural loans are as follows:

1.	EXCELLENT – Substantially Risk Free

Credit has strong financial condition and solid earnings history, characterized by:

•	High liquidity, strong cash flow, low leverage.

•	Unquestioned ability to meet all obligations when due.

•	Experienced management, with management succession in place.

•	Secured by cash.

2.	HIGH QUALITY – Limited Risk

Credit with sound financial condition and has a positive trend in earnings supplemented by:

•	Favorable liquidity and leverage ratios.
•	Ability to meet all obligations when due.
•	Management with successful track record.
•	Steady and satisfactory earnings history.
•	If loan is secured, collateral is of high quality and readily marketable.
•	Access to alternative financing.
•	Well defined primary and secondary source of repayment.
•	If supported by guaranty, the financial strength and liquidity of the guarantor(s) are clearly evident.

3.	HIGH SATISFACTORY – Reasonable Risk

Credit with satisfactory financial condition and further characterized by:

•	Working capital adequate to support operations.
•	Cash flow sufficient to pay debts as scheduled.
•	Management experience and depth appear favorable.
•	Loan performing according to terms.
•	If loan is secured, collateral is acceptable and loan is fully protected.

4.	LOW SATISFACTORY – Acceptable Risk

Credit with bankable risks, although some signs of weaknesses are shown:

•	Would include most start-up businesses.

•	Occasional instances of trade slowness or repayment delinquency – may have been 10-30 days slow within the past year.

•	Management’s abilities are apparent, yet unproven.

•	Weakness in primary source of repayment with adequate secondary source of repayment.

•	Loan structure generally in accordance with policy.

•	If secured, loan collateral coverage is marginal.

•	Adequate cash flow to service debt, but coverage is low.

To be classified as less than satisfactory, only one of the following criteria must be met.

5.	SPECIAL MENTION– Criticized

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

Our primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize our past due and current loans as of December 31:

	2012
	Accruing Interest and Past Due:			Nonaccrual	Total Past Due and Nonaccrual	Current	Total
	30-59 Days	60-89 Days	90 Days or More
Commercial
Commercial real estate	$1,304	$161	$63	$2,544	$4,072	$271,548	$275,620
Commercial other	606	—	40	2,294	2,940	92,945	95,885

Total commercial	1,910	161	103	4,838	7,012	364,493	371,505

Agricultural
Agricultural real estate	—	—	—	—	—	49,393	49,393
Agricultural other	90	—	—	169	259	33,954	34,213

Total agricultural	90	—	—	169	259	83,347	83,606

Residential real estate
Senior liens	2,000	346	320	2,064	4,730	223,532	228,262
Junior liens	232	—	—	50	282	16,207	16,489
Home equity lines of credit	237	—	—	182	419	38,978	39,397

Total residential real estate	2,469	346	320	2,296	5,431	278,717	284,148

Consumer
Secured	127	33	4	—	164	28,118	28,282
Unsecured	31	3	1	—	35	5,177	5,212

Total consumer	158	36	5	—	199	33,295	33,494

Total	$4,627	$543	$428	$7,303	$12,901	$759,852	$772,753

	2011
	Accruing Interest and Past Due:			Nonaccrual	Total Past Due and Nonaccrual	Current	Total
	30-59 Days	60-89 Days	90 Days or More
Commercial
Commercial real estate	$1,721	$—	$364	$4,176	$6,261	$251,834	$258,095
Commercial other	388	38	3	25	454	107,165	107,619

Total commercial	2,109	38	367	4,201	6,715	358,999	365,714

Agricultural
Agricultural real estate	—	—	99	189	288	44,395	44,683
Agricultural other	—	2	—	415	417	29,545	29,962

Total agricultural	—	2	99	604	705	73,940	74,645

Residential real estate
Senior liens	2,668	336	124	1,292	4,420	213,181	217,601
Junior liens	203	32	40	94	369	20,877	21,246
Home equity lines of credit	185	—	125	198	508	39,005	39,513

Total residential real estate	3,056	368	289	1,584	5,297	273,063	278,360

Consumer
Secured	127	31	5	—	163	26,011	26,174
Unsecured	20	3	—	—	23	5,375	5,398

Total consumer	147	34	5	—	186	31,386	31,572

Total	$5,312	$442	$760	$6,389	$12,903	$737,388	$750,291

Impaired Loans

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.

Impairment is measured on a loan by loan basis for commercial, commercial real estate loans, agricultural, or agricultural mortgage loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Interest income is recognized on impaired loans in nonaccrual status on the cash basis, but only after all principal has been collected. For impaired loans not in nonaccrual status, interest income is recognized daily as earned according to the terms of the loan agreement.

The following is a summary of information pertaining to impaired loans as of and for the year ended December 31:

	2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,295	$7,536	$1,653	$6,155	$237
Commercial other	2,140	2,140	397	1,437	93
Agricultural real estate	91	91	32	413	—
Agricultural other	420	420	59	1,555	54
Residential real estate senior liens	10,450	11,654	1,783	8,860	405
Residential real estate junior liens	72	118	13	134	6

Total impaired loans with a valuation allowance	20,468	21,959	3,937	18,554	795

Impaired loans without a valuation allowance
Commercial real estate	3,749	4,408		5,867	321
Commercial other	1,272	1,433		819	87
Agricultural real estate	—	—		183	—
Agricultural other	212	332		201	4
Residential real estate senior liens	—	18		1	1
Home equity lines of credit	182	482		190	16
Consumer secured	75	84		90	6

Total impaired loans without a valuation allowance	5,490	6,757		7,351	435

Impaired loans
Commercial	14,456	15,517	2,050	14,278	738
Agricultural	723	843	91	2,352	58
Residential real estate	10,704	12,272	1,796	9,185	428
Consumer	75	84	—	90	6

Total impaired loans	$25,958	$28,716	$3,937	$25,905	$1,230

	2011
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,014	$5,142	$1,881	$4,012	$247
Commercial other	734	734	271	376	25
Agricultural real estate	—	—	—	9	—
Agricultural other	2,689	2,689	822	2,443	138
Residential mortgage senior liens	7,269	8,825	1,111	5,781	331
Residential mortgage junior liens	195	260	35	184	11

Total impaired loans with a valuation allowance	15,901	17,650	4,120	12,805	752

Impaired loans without a valuation allowance
Commercial real estate	7,984	10,570		4,863	375
Commercial other	365	460		267	10
Agricultural real estate	190	190		180	—
Agricultural other	505	625		253	18
Residential mortgage senior liens	2	2		202	—
Home equity lines of credit	198	498		99	12
Consumer secured	105	114		77	4

Total impaired loans without a valuation allowance	9,349	12,459		5,941	419

Impaired loans
Commercial	14,097	16,906	2,152	9,518	657
Agricultural	3,384	3,504	822	2,885	156
Residential mortgage	7,664	9,585	1,146	6,266	354
Consumer	105	114	—	77	4

Total impaired loans	$25,250	$30,109	$4,120	$18,746	$1,171

As of December 31, 2012 and 2011, we had committed to advance $9 and $243, respectively, in connection with impaired loans, which include TDR’s.

Troubled Debt Restructurings

Loan modifications are considered to be TDR’s when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDR’s granted in the years ended December 31:

	2012			2011
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial
Commercial real estate	1	$912	$792	1	$408	$408
Commercial other	28	6,437	6,437	42	12,575	12,132

Total commercial	29	7,349	7,229	43	12,983	12,540

Agricultural other	7	652	652	8	1,321	1,321
Residential real estate
Senior liens	29	3,463	3,463	36	3,915	3,865
Junior liens	1	22	22	—	—	—

Total residential real estate	30	3,485	3,485	36	3,915	3,865

Consumer
Secured	1	—	—	7	69	69
Unsecured	—	—	—	2	20	20

Total consumer	1	—	—	9	89	89

Total	67	$11,486	$11,366	96	$18,308	$17,815

The following tables summarize concessions we granted to borrowers in financial difficulty during 2012:

	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	—	$—	—	$—	1	$912
Commercial other	25	4,924	1	1,368	2	145

Total commercial	25	4,924	1	1,368	3	1,057

Agricultural other	6	561	1	91	—	—
Residential real estate
Senior liens	17	1,779	3	521	9	1,163
Junior liens	—	—	—	—	1	22

Total residential real estate	17	1,779	3	521	10	1,185

Consumer secured	1	—	—	—	—	—

Total	49	$7,264	5	$1,980	13	$2,242

The following tables summarize concessions we granted to borrowers in financial difficulty during 2011:

	Below Market Interest Rate		Extension of Amortization Period		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial
Commercial real estate	1	$408	—	$—	—	$—
Commercial other	38	9,932	—	—	4	2,643

Total commercial	39	10,340	—	—	4	2,643

Agricultural other	8	1,321	—	—	—	—
Residential real estate Senior liens	19	2,161	—	—	17	1,754
Consumer
Secured	6	65	—	—	1	4
Unsecured	—	—	—	—	2	20

Total consumer	6	65	—	—	3	24

Total	72	$13,887	—	$—	24	$4,421

We did not restructure any loans through the forbearance of principal or accrued interest during 2012 and 2011.

Based on our historical loss experience, losses associated with TDR’s are not significantly different than other impaired loans within the same loan segment. As such, TDR’s, including TDR’s that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

Following is a summary of loans that defaulted during 2012, which were modified within 12 months prior to the default date:

	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	5	$342	$143	$199
Residential real estate senior liens	1	47	43	4
Consumer secured	1	8	8	—

Total	7	$397	$194	$203

We had no loans that defaulted during 2011, which were modified within 12 months prior to the default date.

The following is a summary of TDR loan balances as of December 31:

	2012	2011
Troubled debt restructurings	$19,355	$18,756

NOTE 7 – PREMISES AND EQUIPMENT

A summary of premises and equipment at December 31 follows:

	2012	2011
Land	$5,435	$5,174
Buildings and improvements	22,705	22,397
Furniture and equipment	29,755	26,926

Total	57,895	54,497
Less: accumulated depreciation	32,108	29,871

Premises and equipment, net	$25,787	$24,626

Depreciation expense amounted to $2,417, $2,521 and $2,522 in 2012, 2011, and 2010, respectively.

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill was $45,618 at December 31, 2012 and 2011.

Identifiable intangible assets at year end were as follows:

	2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,459	$914

	2011
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,199	$1,174

Amortization expense associated with identifiable intangible assets was $260, $299, and $338 in 2012, 2011, and 2010, respectively.

Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2012, and thereafter is as follows:

Year	Amount
2013	$221
2014	183
2015	145
2016	106
2017	74
Thereafter	185

$914

NOTE 9 – DEPOSITS

Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Year	Amount
2013	$205,754
2014	76,742
2015	71,685
2016	51,232
2017	40,523
Thereafter	18,399

$464,335

Interest expense on time deposits greater than $100 was $3,854 in 2012, $4,302 in 2011, and $4,427 in 2010.

NOTE 10 – BORROWED FUNDS

Borrowed funds consist of the following obligations at December 31:

	2012		2011
	Amount	Rate	Amount	Rate
FHLB advances	$152,000	2.05%	$142,242	3.16%
Securities sold under agreements to repurchase without stated maturity dates	66,147	0.15%	57,198	0.25%
Securities sold under agreements to repurchase with stated maturity dates	16,284	3.57%	16,696	3.51%
Federal funds purchased	6,570	0.50%	—	—

Total	$241,001	1.59%	$216,136	2.42%

The FHLB borrowings are collateralized by U.S. government and federal agency securities and a blanket lien on all qualified 1-to-4 family mortgage loans. Advances are also secured by FHLB stock that we own. As of December 31, 2012, we had total unused lines of credit of $108,646.

The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2012		2011
	Amount	Rate	Amount	Rate
Fixed rate advances due 2012	$—	—	$17,000	2.97%
One year putable fixed rate advances due 2012	—	—	15,000	4.10%
Fixed rate advances due 2013	—	—	5,242	4.14%
One year putable fixed rate advances due 2013	—	—	5,000	3.15%
Fixed rate advances due 2014	10,000	0.48%	25,000	3.16%
Fixed rate advances due 2015	42,000	1.12%	45,000	3.30%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	40,000	2.15%	20,000	2.56%
Fixed rate advances due 2018	20,000	2.86%	—	—
Fixed rate advances due 2019	20,000	3.73%	—	—
Fixed rate advances due 2020	10,000	1.98%	—	—

Total	$152,000	2.05%	$142,242	3.16%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements had a fair value of $143,322 and $99,869 at December 31, 2012 and 2011, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2012		2011
	Amount	Rate	Amount	Rate
Repurchase agreements due 2012	$—	—	$428	2.08%
Repurchase agreements due 2013	5,000	4.51%	5,000	4.51%
Repurchase agreements due 2014	10,872	3.15%	10,869	3.12%
Repurchase agreements due 2015	412	3.25%	399	3.25%

Total	$16,284	3.57%	$16,696	3.51%

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB discount window advances generally mature within one to four days from the transaction date. The following table provides a summary of short term borrowings for the years ended December 31:

	2012			2011
	Maximum Month End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	YTD Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$66,147	$57,466	0.20%	$57,198	$45,397	0.25%
Federal funds purchased	17,900	3,386	0.47%	18,300	3,467	0.51%

We had pledged certificates of deposit held in other financial institutions, trading securities, AFS securities, and 1-4 family mortgage loans in the following amounts at December 31:

	2012	2011
Pledged to secure borrowed funds	$308,628	$292,092
Pledged to secure repurchase agreements	143,322	99,869
Pledged for public deposits and for other purposes necessary or required by law	22,955	26,761

Total	$474,905	$418,722

We had no investment securities that are restricted to be pledged for specific purposes.

NOTE 11 – OTHER NONINTEREST EXPENSES

A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2012	2011	2010
Marketing and community relations	$1,965	$1,174	$1,093
Directors fees	885	842	887
FDIC insurance premiums	864	1,086	1,254
Audit fees	711	714	710
Education and travel	588	526	499
Consulting fees	482	386	167
Printing and supplies	424	405	420
Postage and freight	389	388	395
Other losses	300	54	72
Legal fees	268	302	382
Amortization of deposit premium	260	299	338
Foreclosed asset and collection	202	576	916
State taxes	187	57	51
All other	1,526	1,462	1,376

Total other	$9,051	$8,271	$8,560

NOTE 12 – FEDERAL INCOME TAXES

Components of the consolidated provision for federal income taxes are as follows for the year ended December 31:

	2012	2011	2010
Currently payable	$1,747	$965	$1,425
Deferred expense	616	389	179

Income tax expense	$2,363	$1,354	$1,604

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income taxes is as follows for the years ended December 31:

	2012	2011	2010
Income taxes at 34% statutory rate	$4,953	$3,932	$3,621
Effect of nontaxable income
Interest income on tax exempt municipal bonds	(1,675)	(1,687)	(1,565)
Earnings on corporate owned life insurance	(238)	(207)	(225)
Other	(147)	(65)	(132)

Total effect of nontaxable income	(2,060)	(1,959)	(1,922)
Effect of tax credits	(667)	(793)	(263)
Effect of nondeductible expenses	137	174	168

Income tax expense	$2,363	$1,354	$1,604

Included in OCI are unrealized gains (losses) on auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2012			2011			2010
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains arising during the year	$2,059	$1,862	$3,921	$(1,719)	$10,939	$9,220	$(226)	$1,382	$1,156
Reclassification adjustment for net realized gains included in net income	—	(1,119)	(1,119)	—	(3)	(3)	—	(348)	(348)
Reclassification adjustment for impairment loss included in net income	—	282	282	—	—	—	—	—	—

Net unrealized gains	2,059	1,025	3,084	(1,719)	10,936	9,217	(226)	1,034	808
Tax effect	—	(348)	(348)	—	(3,719)	(3,719)	—	(351)	(351)

Unrealized gains, net of tax	$2,059	$677	$2,736	$(1,719)	$7,217	$5,498	$(226)	$683	$457

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2012	2011
Deferred tax assets
Allowance for loan losses	$3,133	$3,278
Deferred directors’ fees	2,100	2,384
Employee benefit plans	189	158
Core deposit premium and acquisition expenses	892	800
Net unrealized losses on trading securities	351	364
Net unrecognized actuarial loss on pension plan	1,891	1,780
Life insurance death benefit payable	804	804
Alternative minimum tax	729	729
Other	195	260

Total deferred tax assets	10,284	10,557

Deferred tax liabilities
Prepaid pension cost	1,021	851
Premises and equipment	724	992
Accretion on securities	37	34
Core deposit premium and acquisition expenses	1,203	1,102
Net unrealized gains on available-for-sale securities	4,912	4,564
Other	1,163	937

Total deferred tax liabilities	9,060	8,480

Net deferred tax assets	$1,224	$2,077

We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2009. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2012 and 2011 and we not aware of any claims for such amounts by federal income tax authorities.

NOTE 13 – OFF-BALANCE-SHEET ACTIVITIES

Credit-Related Financial Instruments

We are party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into in the normal course of business to meet the financing needs of our customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and IRR in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement we have in a particular class of financial instrument.

	December 31
	2012	2011
Unfunded commitments under lines of credit	$115,233	$102,822
Commercial and standby letters of credit	3,935	4,461
Commitments to grant loans	40,507	21,806

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments we issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. These commitments to extend credit and letters of credit mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. We evaluate each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if we deem necessary upon the extension of credit, is based on our credit evaluation of the borrower. While we consider standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.

Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if we deem necessary, is based on our credit evaluation of the customer. Commitments to grant loans include loans committed to be sold to the secondary market.

Our exposure to credit-related loss in the event of nonperformance by the counter parties to the financial instruments for commitments to extend credit and standby letters of credit could be up to the contractual notional amount of those instruments. We use the same credit policies in deciding to make these commitments as we do for extending loans to customers. No significant losses are anticipated as a result of these commitments.

NOTE 14 – ON-BALANCE SHEET ACTIVITIES

Derivative Loan Commitments

Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. We enter into commitments to fund residential mortgage loans at specific times in the future, with the intention that these loans will subsequently be sold in the secondary market. A mortgage loan commitment binds us to lend funds to a potential borrower at a specified interest rate within a specified period of time, generally up to 60 days after inception of the rate lock.

Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $1,912 and $875 at December 31, 2012 and 2011, respectively.

Forward Loan Sale Commitments

To protect against the price risk inherent in derivative loan commitments, we utilize both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loan that would result from the exercise of the derivative loan commitments.

With a “mandatory delivery” contract, we commit to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If we fail to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, we are obligated to pay a “pair-off” fee, based on then current market prices, to the investor to compensate the investor for the shortfall.

With a “best efforts” contract, we commit to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g. on the same day the lender commits to lend funds to a potential borrower).

We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $5,545 and $4,080 at December 31, 2012 and 2011, respectively.

The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.

NOTE 15 – COMMITMENTS AND OTHER MATTERS

Banking regulations require us to maintain cash reserve balances in currency or as deposits with the FRB. At December 31, 2012 and 2011, the reserve balances amounted to $885 and $821, respectively.

Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2012, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2013, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $17,000.

NOTE 16 – MINIMUM REGULATORY CAPITAL REQUIREMENTS

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the FRB and the FDIC. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by the FRB and the FDIC that if undertaken, could have a material effect on our financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that include quantitative measures of assets, liabilities, capital, and certain off-balance-sheet items, as calculated under regulatory accounting standards. Our capital amounts and classifications are also subject to qualitative judgments by the FRB and the FDIC about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). We believe, as of December 31, 2012 and 2011, that we met all capital adequacy requirements.

As of December 31, 2012, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe has changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk weighted assets
Isabella Bank	$112,498	13.40%	$67,150	8.00%	$83,937	10.00%
Consolidated	123,388	14.48	68,161	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	101,988	12.15	33,575	4.00	50,362	6.00
Consolidated	112,722	13.23	34,080	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	101,988	7.57	53,916	4.00	67,395	5.00
Consolidated	112,722	8.29	54,411	4.00	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk weighted assets
Isabella Bank	$104,542	13.06%	$64,028	8.00%	$80,035	10.00%
Consolidated	115,172	14.17	65,009	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	94,508	11.81	32,014	4.00	48,021	6.00
Consolidated	104,987	12.92	32,505	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	94,508	7.44	50,808	4.00	63,510	5.00
Consolidated	104,987	8.18	51,317	4.00	N/A	N/A

NOTE 17 – BENEFIT PLANS

401(k) Plan

We have a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 50% of their compensation subject to certain limits based on federal tax laws. We made a 3.0% safe harbor contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor contributions and are 0% vested through their first two years of employment and are 100% vested after 6 years of service for matching contributions. For 2012, 2011 and 2010, expenses attributable to the Plan were $662, $652, and $625, respectively.

Defined Benefit Pension Plan

We have a non-contributory defined benefit pension plan which was curtailed in 2007. Due to the curtailment, future salary increases will not be considered and the benefits are based on years of service and the employees’ five highest consecutive years of compensation out of the last ten years of service rendered through March 1, 2007.

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2012	2011
Change in benefit obligation
Benefit obligation, January 1	$11,334	$9,660
Interest cost	470	507
Actuarial loss	888	1,750
Benefits paid, including plan expenses	(483)	(583)

Benefit obligation, December 31	12,209	11,334

Change in plan assets
Fair value of plan assets, January 1	8,603	8,900
Investment return	778	148
Contributions	752	138
Benefits paid, including plan expenses	(483)	(583)

Fair value of plan assets, December 31	9,650	8,603

Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(2,559)	$(2,731)

	2012	2011
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(2,731)	$(760)
Contributions	752	138
Net periodic cost for the year	(251)	(138)
Net change in unrecognized actuarial loss and prior service cost	(329)	(1,971)

Accrued pension benefit cost at December 31	$(2,559)	$(2,731)

Amounts recognized as a component of other comprehensive income consist of the following amounts during the years ended December 31:

	2012	2011	2010
Change in unrecognized pension cost	$(329)	$(1,971)	$(72)
Tax effect	111	671	25

Net	$(218)	$(1,300)	$(47)

The accumulated benefit obligation was $12,209 and $11,334 at December 31, 2012 and 2011, respectively.

We have recorded the funded status of the Plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income (loss). The components of net periodic benefit cost are as follows for the years ended December 31:

	2012	2011	2010
Interest cost on projected benefit obligation	$470	$507	$531
Expected return on plan assets	(511)	(522)	(491)
Amortization of unrecognized actuarial net loss	292	153	153

Total	$251	$138	$193

Accumulated other comprehensive income at December 31, 2012 includes net unrecognized pension costs before income taxes of $5,562, of which $208 is expected to be amortized into benefit cost during 2013.

The actuarial assumptions used in determining the projected benefit obligation are as follows for the year ended December 31:

	2012	2011	2010
Discount rate	3.75%	4.22%	5.36%
Expected long-term rate of return	6.00%	6.00%	6.00%

The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the year ended December 31:

	2012	2011	2010
Discount rate	4.22%	5.36%	6.10%
Expected long-term return on plan assets	6.00%	6.00%	6.00%

As a result of the curtailment of the Plan, there is no rate of compensation increase considered in the above assumptions.

The expected long term rate of return is an estimate of anticipated future long term rates of return on plan assets as measured on a market value basis. Factors considered in arriving at this assumption include:

•	Historical long term rates of return for broad asset classes.

•	Actual past rates of return achieved by the plan.

•	The general mix of assets held by the plan.

•	The stated investment policy for the plan.

The selected rate of return is net of anticipated investment related expenses.

Plan Assets

Our overall investment strategy is to moderately grow the portfolio by investing 50% of the portfolio in equity securities and 50% in fixed income securities. This strategy is designed to generate a long term rate of return of 6.0%. Equity securities primarily consist of the S&P 500 Index with a smaller allocation to the Small Cap and International Index. Fixed income securities are invested in the Bond Market Index. The Plan has appropriate assets invested in short term investments to meet near-term benefit payments.

The asset mix and the sector weighting of the investments are determined by our pension committee, which is comprised of members of our management. To manage the Plan, we retain a third party investment advisor to conduct consultations. We review the performance of the advisor no less than annually.

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2012		2011
Description	Total	(Level 2)	Total	(Level 2)
Asset Category
Short-term investments	$80	$80	$16	$16
Common collective trusts
Fixed income	4,832	4,832	4,357	4,357
Equity investments	4,738	4,738	4,230	4,230

	$9,650	$9,650	$8,603	$8,603

The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2012 and 2011:

•	Short-term investments: Shares of a money market portfolio, which is valued using amortized cost, which approximates fair value.

•

Common collective trusts: These investments are public investment securities valued using the NAV provided by a third party investment advisor. The NAV is quoted on a private market that is not active; however, the unit price is based on underlying investments which are traded on an active market.

We anticipate contributions of $215 to the plan in 2013.

Estimated future benefit payments are as follows for the next ten years:

Year	Amount
2013	$432
2014	526
2015	567
2016	567
2017	593
Years 2018 - 2022	3,281

The components of projected net periodic benefit cost are as follows for the year ending December 31:

2013
Interest cost on projected benefit obligation	$450
Expected return on plan assets	(572)
Amortization of unrecognized actuarial net loss	330

Net periodic benefit cost	$208

Equity Compensation Plan

Pursuant to the terms of the Directors Plan, our directors are required to defer at least 25% of their earned board fees into the Directors Plan. The fees are converted on a quarterly basis into shares of our common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. We may also purchase shares of common stock on the open market to meet our obligations under the Directors Plan.

We maintain the Rabbi Trust to fund the Directors Plan. The Rabbi Trust is an irrevocable grantor trust to which we may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although we may not reach the assets of the Rabbi Trust for any purpose other than meeting our obligations under the Directors Plan, the assets of the Rabbi Trust remain subject to the claims of our creditors and are included in the consolidated financial statements. We may contribute cash or common stock to the Rabbi Trust from time to time for the sole purpose of funding the Directors Plan. The Rabbi Trust will use any cash that we contributed to purchase shares of our common stock on the open market through our brokerage services department.

The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2012		2011
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	165,436	$3,598	201,438	$4,774
Shares held in Rabbi Trust	5,130	112	16,585	393

Total	170,566	$3,710	218,023	$5,167

Other Employee Benefit Plans

We maintain two nonqualified supplementary employee retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2012, 2011, and 2010 were $382, $444, and $363, respectively, and are being recognized over the participants’ expected years of service.

We maintain a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. During 2012, the Board of Directors approved a contribution of $75 to the ESOP. Prior to 2012, the most recent contribution was $50 in 2009. We made no contributions in 2011 or 2010. Compensation cost related to the plan for 2012, 2011, and 2010 was $102, $20, and $0, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2012, 2011, and 2010 were 246,404, 246,404, and 246,419, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years.

We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,534 in 2012, $2,045 in 2011 and $2,101 in 2010.

NOTE 18 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes net income as well as unrealized gains and losses, net of tax, on AFS investment securities owned and changes in the funded status of our defined benefit pension plan, which are excluded from net income. Unrealized AFS securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the consolidated statements of comprehensive.

The following is a summary of the components comprising the balance of accumulated other comprehensive income (loss) reported on the consolidated balance sheets as of December 31 (presented net of tax):

	2012	2011
Unrealized gains on available-for-sale investment securities	$8,678	$5,942
Unrecognized pension costs	(3,671)	(3,453)

Accumulated other comprehensive income	$5,007	$2,489

NOTE 19 – RELATED PARTY TRANSACTIONS

In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity during the years ended December 31 consisted of the following:

	2012	2011
Balance, January 1	$3,728	$4,347
New loans	8,435	1,800
Repayments	(5,565)	(2,419)

Balance, December 31	$6,598	$3,728

Total deposits of these principal officers and directors and their affiliates amounted to $6,871 and $7,664 at December 31, 2012 and 2011, respectively. In addition, the ESOP held deposits with the Bank aggregating $517 and $275, respectively, at December 31, 2012 and 2011.

From time to time, we make charitable donations to the Isabella Bank Foundation (the “Foundation”), which is an affiliated nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we service. Donations are expensed when committed to the Foundation as they are non-refundable. The assets and transactions of the Foundation are not included in our consolidated financial statements.

The following table displays ending balances of, and our contributions to, the Foundation as of, and for the years ended, December 31:

	2012	2011	2010
Ending assets	$1,766	$1,150	$1,108

Contributions	$850	$250	$250

NOTE 20 – FAIR VALUE

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

Due to the limited trading activity of certain auction rate money market preferred securities and preferred stocks, we measured these securities using Level 3 inputs as of December 31, 2010. As the markets for these securities normalized and established regular trading patterns, we measured preferred stocks utilizing Level 1 inputs and the auction rate money market preferred security utilizing Level 2 inputs as of December 31, 2011 and continued to measure at these levels as of December 31, 2012.

The table below represents the activity in auction rate money market preferred and preferred stock AFS securities measured with Level 3 inputs on a recurring basis for the year ended December 31, 2011:

	Auction Rate Money Market Preferred	Preferred Stocks
Level 3 inputs—January 1, 2011	$2,865	$6,936
Calls	—	(1,000)
Transfer to Level 1 inputs	—	(5,033)
Transfer to Level 2 inputs	(2,049)	—
Net unrealized losses on AFS securities	(816)	(903)

Level 3 inputs—December 31, 2011	$—	$—

We had no financial instruments measured with Level 3 inputs on a recurring basis during 2012.

Mortgage loans available-for-sale: Mortgage loans available-for-sale are carried at the lower of cost or fair value. The fair value of mortgage loans available-for-sale are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

Loans: For variable rate loans with no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The resulting amounts are adjusted to estimate the effect of changes in the credit quality of borrowers since the loans were originated. Upon reviewing our assumptions related to the estimation of the fair value of loans, we transferred loans with an estimated fair value of $751,009 as of December 31, 2012 from nonrecurring Level 2 assets to nonrecurring Level 3 assets. As such, we classify loans as level 3 assets.

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

Impaired loans where an allowance is established based on the net realizable value of collateral require classification in the fair value hierarchy. Due to the inherent level of estimation in the valuation process, we record impaired loans as nonrecurring Level 3.

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of December 31, 2012:

Valuation Techniques	Fair Value	Unobservable Input	Range
		Duration of cash flows	14 - 120 Months
Discounted cash flow	$10,522	Reduction in interest rate from original loan terms	5.00% - 6.25%

		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$11,499	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

Accrued interest: The carrying amounts of accrued interest approximate fair value. As such, we classify accrued interest as Level 1.

Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2012 and 2011 there were no impairments recorded on goodwill and other acquisition intangibles.

Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB Stock and FRB Stock as well as our ownership interests in Corporate Settlement Solutions and Valley Financial Corporation. The investment in Corporate Settlement Solutions, a title insurance company, was made in the 1st quarter 2007. The Corporation is not the managing entity of Corporate Settlement Solutions, LLC, and accounts for its investment in that entity under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a de novo bank that opened in 2005. The Corporation made investments in Valley Financial Corporation in 2004 and in 2007.

The lack of an active market, or other independent sources to validate fair value estimates coupled with the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. As the fair values of these investments are not readily determinable, they are not disclosed under a specific fair value hierarchy; however, they are reviewed quarterly for impairment. If we were to record an impairment adjustment related to these securities, it would be classified as a nonrecurring Level 3 fair value adjustment. During 2012 and 2011, there were no impairments recorded on equity securities without readily determinable fair values.

Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. Upon reviewing our assumptions related to the estimation of the fair value of loans, we transferred foreclosed assets with an estimated fair value of $2,018 as of December 31, 2012 from nonrecurring Level 2 assets to nonrecurring Level 3 assets. Due to the inherent level of estimation in the valuation process, we record foreclosed assets as nonrecurring Level 3.

The table below lists the quantitative information related to foreclosed assets measured utilizing Level 3 fair value measurements as of December 31, 2012:

Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% -30%
Discounted appraisal value	$2,018
		Equipment	50%

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

The activity in borrowings which we have elected to carry at fair value was as follows for the years ended December 31:

	2012	2011
Borrowings carried at fair value—beginning of year	$5,242	$10,423
Paydowns and maturities	(5,209)	(5,000)
Net unrealized change in fair value	(33)	(181)

Borrowings carried at fair value—December 31	$—	$5,242

Unpaid principal balance—December 31	$—	$5,000

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of December 31:

	2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$24,920	$24,920	$24,920	$—	$—
Certicates of deposit held in other financial institutions	4,465	4,475	—	4,475	—
Mortgage loans available-for-sale	3,633	3,680	—	3,680	—
Total loans	772,753	784,964	—	—	784,964
Less allowance for loan losses	(11,936)	(11,936)	—	—	(11,936)

Net loans	760,817	773,028	—	—	773,028

Accrued interest receivable	5,227	5,227	5,227	—	—
Equity securities without readily determinable fair values (1)	18,118	18,118	—	—	—
Originated mortgage servicing rights	2,285	2,285	—	2,285	—
LIABILITIES
Deposits without stated maturities	553,332	553,332	553,332	—	—
Deposits with stated maturities	464,335	472,630	—	472,630	—
Borrowed funds	241,001	248,822	—	248,822	—
Accrued interest payable	751	751	751	—	—

	2011
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$28,590	$28,590	$28,590	$—	$—
Certicates of deposit held in other financial institutions	8,924	8,977	—	8,977	—
Mortgage loans available-for-sale	3,205	3,252	—	3,252	—
Total loans	750,291	769,177	—	743,927	25,250
Less allowance for loan losses	(12,375)	(12,375)	—	(8,255)	(4,120)

Net loans	737,916	756,802	—	735,672	21,130

Accrued interest receivable	5,848	5,848	5,848	—	—
Equity securities without readily determinable fair values (1)	17,189	17,189	—	—	—
Originated mortgage servicing rights	2,374	2,374	—	2,374	—
LIABILITIES
Deposits without stated maturities	476,627	476,627	476,627	—	—
Deposits with stated maturities	481,537	499,644	—	499,644	—
Borrowed funds	210,894	222,538	—	222,538	—
Accrued interest payable	967	967	967	—	—

(1)	Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2012				2011
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$1,573	$—	$1,573	$—	$4,710		$4,710	$—
Available-for-sale investment securities
Government-sponsored enterprises	25,776	—	25,776	—	397		397	—
States and political subdivisions	182,743	—	182,743	—	174,938		174,938	—
Auction rate money market preferred	2,778	—	2,778	—	2,049		2,049	—
Preferred stock	6,363	6,363	—	—	5,033	5,033	—	—
Mortgage-backed	155,345	—	155,345	—	143,602		143,602	—
Collateralized mortgage obligations	131,005	—	131,005	—	99,101		99,101	—

Total available-for-sale investment securities	504,010	6,363	497,647	—	425,120	5,033	420,087	—
Borrowed funds	—	—	—	—	5,242	—	5,242	—
Nonrecurring items
Impaired loans	22,021	—	—	22,021	21,130	—	—	21,130
Originated mortgage servicing rights	2,285	—	2,285	—	2,374	—	2,374	—
Foreclosed assets	2,018	—	—	2,018	1,876	—	1,876	—

	$531,907	$6,363	$501,505	$24,039	$460,452	$5,033	$434,289	$21,130

Percent of assets and liabilities measured at fair value		1.20%	94.28%	4.52%		1.09%	94.32%	4.59%

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the years ended December 31:

	2012			2011
Description	Trading Losses	Other Gains and (Losses)	Total	Trading Losses	Other Gains and (Losses)	Total
Recurring items
Trading securities	$(52)	$—	$(52)	$(78)	$—	$(78)
Borrowed funds	—	33	33	—	181	181
Nonrecurring items
Foreclosed assets	—	(166)	(166)	—	(82)	(82)
Originated mortgage servicing rights	—	(58)	(58)	—	(243)	(243)

Total	$(52)	$(191)	$(243)	$(78)	$(144)	$(222)

NOTE 21 – PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed Balance Sheets	December 31
	2012	2011
ASSETS
Cash on deposit at subsidiary Bank	$332	$1,474
Securities available for sale	3,939	3,567
Investments in subsidiaries	115,781	106,463
Premises and equipment	2,041	1,916
Other assets	52,398	52,060

TOTAL ASSETS	$174,491	$165,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$10,002	$10,697
Shareholders’ equity	164,489	154,783

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,491	$165,480

Condensed Statements of Income	Year Ended December 31
	2012	2011	2010
Income
Dividends from subsidiaries	$6,125	$6,500	$6,250
Interest income	174	128	72
Management fee and other	2,037	1,201	1,340

Total income	8,336	7,829	7,662
Expenses
Compensation and benefits	2,424	2,267	2,286
Occupancy and equipment	370	370	356
Audit fees	351	378	476
Other	945	1,089	932

Total expenses	4,090	4,104	4,050

Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,246	3,725	3,612
Federal income tax benefit	673	958	896

	4,919	4,683	4,508
Undistributed earnings of subsidiaries	7,287	5,527	4,537

Net income	$12,206	$10,210	$9,045

Condensed Statements of Cash Flows	Year Ended December 31
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$12,206	$10,210	$9,045
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(7,287)	(5,527)	(4,537)
Undistributed earnings of equity securities without readily determinable fair values	(459)	160	(7)
Share-based payment awards	643	615	650
Depreciation	114	123	147
Net amortization of investment securities	4	7	5
Deferred income tax expense (benefit)	425	(48)	(172)
Changes in operating assets and liabilities which (used) provided cash
Other assets	(513)	7	305
Accrued interest and other liabilities	(98)	757	1,883

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,035	6,304	7,319
INVESTING ACTIVITIES
Activity in available-for-sale securities
Maturities, calls, and sales	370	585	110
Purchases	—	(3,000)	—
(Purchases) sales of equipment and premises	(239)	(87)	247
Advances to subsidiaries	(50)	—	(250)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	81	(2,502)	107
FINANCING ACTIVITIES
Net (decrease) increase in other borrowed funds	(597)	2,772	(1,550)
Cash dividends paid on common stock	(6,074)	(5,770)	(5,421)
Proceeds from the issuance of common stock	2,279	2,302	2,208
Common stock repurchased	(1,361)	(1,507)	(2,020)
Common stock purchased for deferred compensation obligations	(505)	(426)	(514)

NET CASH USED IN FINANCING ACTIVITIES	(6,258)	(2,629)	(7,297)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,142)	1,173	129
Cash and cash equivalents at beginning of year	1,474	301	172

CASH AND CASH EQUIVALENTS AT END OF YEAR	$332	$1,474	$301

NOTE 22 – OPERATING SEGMENTS

Our reportable segments are based on legal entities that account for at least 10 percent of net operating results. Retail banking operations for 2012, 2011, and 2010 represent approximately 90% or greater of our total assets and operating results. As such, no additional segment information is presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012, are effective in timely alerting them to material information relating to us required to be included in our periodic filings under the Exchange Act.

Changes in Internal Control

We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates. We also prepared the other information included in the annual report and are responsible for the accuracy and consistency with the consolidated financial statements.

We are responsible for establishing and maintaining a system of internal control over financial reporting, which is intended to provide reasonable assurance to our management and Board of Directors regarding the reliability of our consolidated financial statements. The system includes but is not limited to:

•	A documented organizational structure and division of responsibility;

•	Established policies and procedures, including a code of conduct to foster a strong ethical climate which is communicated throughout our Corporation;

•	Internal auditors that monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee;

•	Procedures for taking action in response to an internal audit finding or recommendation;

•	Regular reviews of our consolidated financial statements by qualified individuals; and

•	The careful selection, training and development of our people.

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

Based upon these criteria, we believe that, as of December 31, 2012, our system of internal control over financial reporting was effective.

Our independent registered public accounting firm, Rehmann Robson LLC (Rehmann) has audited our 2012 consolidated financial statements. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2012 consolidated financial statements as a result of the integrated audit which also includes Rehmann attestation report on the effectiveness of our internal control.

Isabella Bank Corporation

By:
//s// Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)
March 4, 2013

//s// Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)
March 4, 2013

Item 9 B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2013 (“Proxy Statement”) which is incorporated herein by reference.

For Information concerning our Audit Committee financial experts, see “Committees of the Board of Directors and Meeting Attendance” in the Proxy Statement which is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer and Chief Financial Officer. We shall provide to any person without charge upon request, a copy of our Code of Business Conduct and Ethics. Written requests should be sent to: Secretary, Isabella Bank Corporation, 401 North Main Street, Mount Pleasant, Michigan 48858.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2012, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by
Shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	165,436	(1	)(2)	(1	)(2)

Total	165,436

(1)

Pursuant to the terms of the Directors Plan, our directors are required to defer at least 25% of their earned board fees into the Directors Plan. Deferred fees are converted on a quarterly basis into stock units of our common stock. The fees are converted on a quarterly basis into shares of our common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Upon retirement from the board or the occurrence of certain other events, the participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. As of December 31, 2012, the Directors Plan had 170,566 shares eligible to be distributed under the Directors Plan.

(2) The Rabbi Trust holds 5,130 shares for the benefit of participants pursuant to the Directors Plan. Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information, see “Indebtedness of and Transactions with Management” and “Election of Directors” in the Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For information concerning the principal accountant fees and services see “Fees for Professional Services Provided by Rehmann Robson LLC” and “Pre-approval Policies and Procedures” in the Proxy Statement which is incorporated herein by reference.

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

3.	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

3(a)	Amended Articles of Incorporation (1)

3(b)	Amendment to the Articles of Incorporation (2)

3(c)	Amendment to the Articles of Incorporation (3)

3(d)	Amendment to the Articles of Incorporation (4)

3(e)	Amendment to the Articles of Incorporation (8)

3(f)	Amended Bylaws (6)

3(g)	Amendment to Bylaws (7)

3(h)	Amendment to Bylaws (10)

3(i)	Amendment to Bylaws (11)

10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (9)*

10(b)	Isabella Bank Corporation Plan Death Benefit (9)*

10(c)	Isabella Bank Corporation Retirement Bonus Plan (9)*

14	Code of Business Conduct and Ethics (5)

21	Subsidiaries of the Registrant

23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm

31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Interactive Data File**

101.SCH	XBRL Interactive Data File**

101.CAL	XBRL Interactive Data File**

101.LAB	XBRL Interactive Data File**

101.PRE	XBRL Interactive Data File**

101.DEF	XBRL Interactive Data File**

**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act

(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference.

(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.

(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.

(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.

(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 25, 2006, and incorporated herein by reference.

(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.

(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.

(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.

(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.

(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.

(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.

*	Management Contract or Compensatory Plan or Arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISABELLA BANK CORPORATION

(Registrant)

by:	/s/ Richard J. Barz	Date:	March 4, 2013
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner Dennis P. Angner	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	March 4, 2013

/s/ Jeffrey J. Barnes Jeffrey Barnes	Director	March 4, 2013

/s/ Richard J. Barz Richard J. Barz	Chief Executive Officer and Director	March 4, 2013

/s/ Sandra L. Caul Sandra L. Caul	Director	March 6, 2013

/s/ G. Charles Hubscher G. Charles Hubscher	Director	March 6, 2013

/s/ Thomas Kleinhardt Thomas Kleinhardt	Director	March 6, 2013

/s/ Joseph LaFramboise Joseph LaFramboise	Director	March 4, 2013

/s/ Wilson Lauer Wilson Lauer	Director	March 6, 2013

/s/ David J. Maness David J. Maness	Director	March 4, 2013

/s/ W. Joseph Manifold W. Joseph Manifold	Director	March 4, 2013

/s/ W. Michael McGuire W. Michael McGuire	Director	March 4, 2013

/s/ Sarah Opperman Sarah Opperman	Director	March 6, 2013

Isabella Bank Corporation

FORM 10-K

Index to Exhibits

Exhibit Number	Exhibit	Form 10-K Page Number

21	Subsidiaries of the Registrant	95

23	Consent of Rehmann Robson LLC Independent Registered Public Accounting Firm	96

31 (a)	Certification pursuant to Rule 13a – 14(a) of the Chief Executive Officer	97

31 (b)	Certification pursuant to Rule 13a – 14(a) of the Chief Financial Officer	98

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	99