Form 10-K/A
period 2012-12-31
ISABELLA BANK CORP
filed 2013-03-27
CIK 842517

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A is being filed as Amendment No.1 to the Form 10-K of Isabella Bank Corporation filed with the U.S. Securities and Exchange Commission on March 14, 2013 (the “Original Form 10-K”) for the purpose of correcting the cover page to note that disclosure of delinquent filers will be contained in the registrant’s definitive proxy statement. There are no other changes to the Original Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ISABELLA BANK CORPORATION

(Registrant)

by:	/s/Richard J. Barz	Date: March 27, 2013
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Isabella Bank Corporation

FORM 10-K/A

Index to Exhibits

Exhibit Number	Exhibit	Form 10-K/A Page Number

31(a)	Certification pursuant to Rule 13a – 14(a) of the Chief Executive Officer	4

31(b)	Certification pursuant to Rule 13a – 14(a) of the Chief Financial Officer	5

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	6

3