Form 10-Q
period 2013-03-31
ISABELLA BANK CORP
filed 2013-05-07
CIK 842517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013

or

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

Common Stock no par value, 7,696,617 as of April 29, 2013

ISABELLA BANK CORPORATION

QUARTERLY REPORT ON FORM 10-Q

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

The acronyms and abbreviations identified below may be used throughout this 10-Q, or in our other filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available-for-sale	IFRS: International Financial Reporting Standards
ALLL: Allowance for loan and lease losses	IRR: Interest Rate Risk
AOCI: Accumulated other comprehensive income	JOBS Act: Jumpstart our Business Startups Act
ASC: FASB Accounting Standards Codification	LIBOR: London Interbank Offered Rate
ASU: FASB Accounting Standards Update	Moody’s: Moody’s Investors Service, Inc
ATM: Automated Teller Machine	N/A: Not applicable
BHC Act: Bank Holding Company Act of 1956	N/M: Not meaningful
CFPB: Consumer Financial Protection Bureau	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
Directors Plan: Isabella Bank Corporation and Related	NOW: Negotiable order of withdrawal
Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation	OCI: Other comprehensive income (loss)
Stockholder Dividend Reinvestment Plan and Employee	DIFS: Department of Insurance and Financial
Stock Purchase Plan	Services
Dodd-Frank Act: Dodd-Frank Wall Street Reform and	OMSR: Originated mortgage servicing rights
Consumer Protection Act of 2010	OREO: Other real estate owned
ESOP: Employee stock ownership plan	OTC: Over-the-Counter
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PBO: Projected Benefit Obligation
FDI Act: Federal Deposit Insurance Act	PCAOB: Public Company Accounting Oversight
FDIC: Federal Deposit Insurance Corporation	Board
FFIEC: Federal Financial Institutions Examination Council	Rabbi Trust: A trust established to fund
Fitch: Fitch Ratings	the Directors Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	S&P: Standard & Poor
FTE: Fully taxable equivalent	TDR: Troubled debt restructuring
GAAP: U.S. generally accepted accounting principles	XBRL: eXtensible Business Reporting Language
GLB Act: Gramm-Leach-Bliley Act of 1999

PART I – FINANCIAL INFORMATION

Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31 2013	December 31 2012
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$14,921	$22,634
Interest bearing balances due from banks	4,759	2,286

Total cash and cash equivalents	19,680	24,920
Certificates of deposit held in other financial institutions	3,505	4,465
Trading securities	1,563	1,573
AFS securities (amortized cost of $509,401 in 2013 and $490,420 in 2012)	520,931	504,010
Mortgage loans AFS	1,026	3,633
Loans
Commercial	364,350	371,505
Agricultural	81,196	83,606
Residential real estate	288,962	284,148
Consumer	33,014	33,494

Total loans	767,522	772,753
Less allowance for loan losses	11,909	11,936

Net loans	755,613	760,817
Premises and equipment	25,772	25,787
Corporate owned life insurance	22,819	22,773
Accrued interest receivable	6,160	5,227
Equity securities without readily determinable fair values	18,123	18,118
Goodwill and other intangible assets	46,475	46,532
Other assets	13,038	12,784

TOTAL ASSETS	$1,434,705	$1,430,639

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$137,322	$143,735
NOW accounts	183,055	181,259
Certificates of deposit under $100 and other savings	472,765	455,546
Certificates of deposit over $100	236,618	237,127

Total deposits	1,029,760	1,017,667
Borrowed funds	232,410	241,001
Accrued interest payable and other liabilities	7,227	7,482

Total liabilities	1,269,397	1,266,150

Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,688,928 shares (including 2,800 shares held in the Rabbi Trust) in 2013 and 7,671,846 shares (including 5,130 shares held in the Rabbi Trust) in 2012	137,012	136,580
Shares to be issued for deferred compensation obligations	3,780	3,734
Retained earnings	20,646	19,168
Accumulated other comprehensive income	3,870	5,007

Total shareholders’ equity	165,308	164,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,434,705	$1,430,639

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands except per share data)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2012	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783
Comprehensive income	—	—	—	3,234	597	3,831
Issuance of common stock	25,998	609	—	—	—	609
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	95	(95)	—	—	—
Share based payment awards under equity compensation plan	—	—	169	—	—	169
Common stock purchased for deferred compensation obligations	—	(144)	—	—	—	(144)
Common stock repurchased pursuant to publicly announced repurchase plan	(18,452)	(426)	—	—	—	(426)
Cash dividends ($0.20 per share)	—	—	—	(1,515)	—	(1,515)

Balance, March 31, 2012	7,596,772	$134,868	$4,598	$14,755	$3,086	$157,307

Balance, January 1, 2013	7,671,846	136,580	3,734	19,168	5,007	$164,489
Comprehensive income (loss)	—	—	—	3,087	(1,137)	1,950
Issuance of common stock	37,591	902	—	—	—	902
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	100	(100)	—	—	—
Share based payment awards under equity compensation plan	—	—	146	—	—	146
Common stock purchased for deferred compensation obligations	—	(90)	—	—	—	(90)
Common stock repurchased pursuant to publicly announced repurchase plan	(20,509)	(480)	—	—	—	(480)
Cash dividends ($0.21 per share)	—	—	—	(1,609)	—	(1,609)

Balance, March 31, 2013	7,688,928	$137,012	$3,780	$20,646	$3,870	$165,308

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

	Three Months Ended March 31
	2013	2012
Interest income
Loans, including fees	$10,330	$10,940
AFS securities
Taxable	1,834	1,889
Nontaxable	1,234	1,204
Trading securities	14	42
Federal funds sold and other	116	129

Total interest income	13,528	14,204
Interest expense
Deposits	1,874	2,512
Borrowings	947	1,192

Total interest expense	2,821	3,704

Net interest income	10,707	10,500
Provision for loan losses	300	461

Net interest income after provision for loan losses	10,407	10,039

Noninterest income
Service charges and fees	1,544	1,629
Gain on sale of mortgage loans	358	379
Earnings on corporate owned life insurance policies	169	171
Gain on sale of AFS securities	99	1,003
Other	277	359

Total noninterest income	2,447	3,541

Noninterest expenses
Compensation and benefits	5,445	5,301
Furniture and equipment	1,189	1,090
Occupancy	665	641
AFS security impairment loss
Total OTTI impairment loss	—	486
Portion of loss reported in other comprehensive income	—	(204)

Net AFS security impairment loss	—	282
Other	1,892	2,259

Total noninterest expenses	9,191	9,573

Income before federal income tax expense	3,663	4,007
Federal income tax expense	576	773

NET INCOME	$3,087	$3,234

Earnings per share
Basic	$0.40	$0.43

Diluted	$0.39	$0.41

Cash dividends per basic share	$0.21	$0.20

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Three Months Ended March 31
	2013	2012
Net income	$3,087	$3,234

Unrealized gains on AFS securities:
Unrealized (losses) gains arising during the period	(1,961)	799
Reclassification adjustment for net realized gains included in net income	(99)	(1,003)
Reclassification adjustment for impairment loss included in net income	—	282

Net unrealized (losses) gains	(2,060)	78
Tax effect (1)	923	519

OCI, net of tax	(1,137)	597

Comprehensive income	$1,950	$3,831

(1)	See “Note 10—Federal Income Taxes” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three Months Ended March 31
	2013	2012
OPERATING ACTIVITIES
Net income	$3,087	$3,234
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	300	461
Impairment of foreclosed assets	24	17
Depreciation	625	597
Amortization and impairment of originated mortgage servicing rights	204	121
Amortization of acquisition intangibles	57	66
Net amortization of AFS securities	578	528
AFS security impairment loss	—	282
Gain on sale of AFS securities	(99)	(1,003)
Net unrealized losses on trading securities	10	16
Net gain on sale of mortgage loans	(358)	(379)
Net unrealized gains on borrowings measured at fair value	—	(33)
Increase in cash value of corporate owned life insurance policies	(169)	(171)
Share-based payment awards under equity compensation plan	146	169
Origination of loans held for sale	(21,587)	(25,966)
Proceeds from loan sales	24,552	26,154
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	—	291
Accrued interest receivable	(933)	(196)
Other assets	(385)	(195)
Accrued interest payable and other liabilities	(255)	(548)

Net cash provided by operating activities	5,797	3,445

INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	960	2,284
Activity in AFS securities
Sales	9,857	24,241
Maturities and calls	21,103	19,789
Purchases	(50,420)	(90,294)
Loan principal originations, net	4,531	6,510
Proceeds from sales of foreclosed assets	1,194	328
Purchases of premises and equipment	(610)	(1,025)
Proceeds from the redemption of corporate owned life insurance policies	123	—

Net cash used in investing activities	(13,262)	(38,167)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Dollars in thousands)

	Three Months Ended March 31
	2013	2012
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	12,093	30,962
Increase in other borrowed funds	(8,591)	(1,610)
Cash dividends paid on common stock	(1,609)	(1,515)
Proceeds from issuance of common stock	902	609
Common stock repurchased	(480)	(426)
Common stock purchased for deferred compensation obligations	(90)	(144)

Net cash provided by financing activities	2,225	27,876

DECREASE IN CASH AND CASH EQUIVALENTS	(5,240)	(6,846)
Cash and cash equivalents at beginning of period	24,920	28,590

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,680	$21,744

SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,842	$3,784
Federal income taxes paid	200	—
SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION:
Transfers of loans to foreclosed assets	$373	$188

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report for the year ended December 31, 2012.

The accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our annual report for the year ended December 31, 2012.

NOTE 2 – COMPUTATION OF EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan.

Earnings per common share have been computed based on the following:

	Three Months Ended March 31
	2013	2012
Average number of common shares outstanding for basic calculation	7,677,009	7,594,257
Average potential effect of shares in the Directors Plan (1)	165,260	199,882

Average number of common shares outstanding used to calculate diluted earnings per common share	7,842,269	7,794,139

Net income	$3,087	$3,234

Earnings per share
Basic	$0.40	$0.43

Diluted	$0.39	$0.41

(1)	Exclusive of shares held in the Rabbi Trust

NOTE 3 – RECENTLY ADOPTED ACCOUNTING STANDARDS UPDATE

ASU No. 2013-02: “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”

In February 2013, ASU No. 2013-02 amended ASC Topic 220, “Comprehensive Income” to require disclosures related to reclassifications out of AOCI in one place. The ASU also requires the disclosure of reclassifications out of AOCI by component. The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2012 and did not have a financial impact, but increased the level of disclosures related to AOCI (see Note 13).

NOTE 4 – TRADING SECURITIES

Trading securities, at fair value, consist of the following investments at:

	March 31 2013	December 31 2012
States and political subdivisions	$1,563	$1,573

Included in the net trading losses of $10 during the first three months of 2013 were $10 of net unrealized trading losses on securities that were held in our trading portfolio as of March 31, 2013. Included in the net trading losses of $16 during the first three months of 2012 were $13 of net unrealized trading losses on securities that were held in the trading portfolio as of March 31, 2012.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,427	$73	$9	$25,491
States and political subdivisions	184,935	8,297	668	192,564
Auction rate money market preferred	3,200	—	109	3,091
Preferred stocks	6,800	66	158	6,708
Mortgage-backed securities	161,475	2,574	516	163,533
Collateralized mortgage obligations	127,564	2,208	228	129,544

Total	$509,401	$13,218	$1,688	$520,931

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,668	$108	$—	$25,776
States and political subdivisions	174,118	9,190	565	182,743
Auction rate money market preferred	3,200	—	422	2,778
Preferred stocks	6,800	—	437	6,363
Mortgage-backed securities	152,256	3,199	110	155,345
Collateralized mortgage obligations	128,378	2,627	—	131,005

Total	$490,420	$15,124	$1,534	$504,010

The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2013 are as follows:

	Maturing				Securities With Variable Monthly
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years	Payments or Noncontractual Maturities	Total
Government sponsored enterprises	$—	$72	$25,355	$—	$—	$25,427
States and political subdivisions	14,237	37,026	90,728	42,944	—	184,935
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	161,475	161,475
Collateralized mortgage obligations	—	—	—	—	127,564	127,564

Total amortized cost	$14,237	$37,098	$116,083	$42,944	$299,039	$509,401

Fair value	$14,311	$38,576	$121,573	$43,595	$302,876	$520,931

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

A summary of the activity related to sales of AFS securities was as follows for the three month periods ended:

	March 31
	2013	2012
Proceeds from sales of AFS securities	$9,857	$24,241

Gross realized gains	$99	$1,003

Applicable income tax expense	$34	$341

The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.

Information pertaining to AFS securities with gross unrealized losses at March 31, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$9	$4,990	$—	$—	$9
States and political subdivisions	236	15,413	432	2,296	668
Auction rate money market preferred	—	—	109	3,091	109
Preferred stocks	—	—	158	3,642	158
Mortgage-backed securities	516	52,379	—	—	516
Collateralized mortgage obligations	228	36,974	—	—	228

Total	$989	$109,756	$699	$9,029	$1,688

Number of securities in an unrealized loss position:		61		6	67

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$80	$5,019	$485	$2,352	$565
Auction rate money market preferred	—	—	422	2,778	422
Preferred stocks	—	—	437	3,363	437
Mortgage-backed securities	110	25,499	—	—	110

Total	$190	$30,518	$1,344	$8,493	$1,534

Number of securities in an unrealized loss position:		15		6	21

As of March 31, 2013 and December 31, 2012, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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

To test for additional impairment of this security during the three months ended March 31, 2013, we obtained another investment valuation (from the same firm engaged to perform the initial valuation as of March 31, 2012) as of March 31, 2013. Based on the results of this valuation, no additional OTTI was indicated as of March 31, 2013.

The following table provides a roll-forward of credit related impairment recognized in earnings for the:

	Three Months Ended March 31
	2013	2012
Balance at beginning of period	$282	$—
Additions to credit losses for which no previous OTTI was recognized	—	282

Balance at end of period	$282	$282

Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell these securities in an unrealized loss position, and it is unlikely that we will have to sell the securities before recovery of their cost basis, we do not believe that the values of any other securities are other-than-temporarily impaired as of March 31, 2013 or December 31, 2012.

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

The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the ALLL when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the ALLL.

The ALLL is evaluated on a regular basis and is based upon a periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses Three Months Ended March 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(211)	—	(190)	(121)	—	(522)
Recoveries	57	—	53	85	—	195
Provision for loan losses	189	(86)	144	102	(49)	300

March 31, 2013	$6,897	$321	$3,634	$732	$325	$11,909

	Allowance for Loan Losses and Recorded Investment in Loans As of March 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,949	$32	$1,803	$—	$—	$3,784
Collectively evaluated for impairment	4,948	289	1,831	732	325	8,125

Total	$6,897	$321	$3,634	$732	$325	$11,909

Loans
Individually evaluated for impairment	$13,815	$787	$10,740	$72		$25,414
Collectively evaluated for impairment	350,535	80,409	278,222	32,942		742,108

Total	$364,350	$81,196	$288,962	$33,014		$767,522

	Allowance for Loan Losses Three Months Ended March 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged-off	(449)	—	(115)	(91)	—	(655)
Recoveries	86	—	41	67	—	194
Provision for loan losses	(193)	(144)	796	16	(14)	461

March 31, 2012	$5,728	$859	$3,702	$625	$1,461	$12,375

	Allowance for Loan Losses and Recorded Investment in Loans As of December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,050	$91	$1,796	$—	$—	$3,937
Collectively evaluated for impairment	4,812	316	1,831	666	374	7,999

Total	$6,862	$407	$3,627	$666	$374	$11,936

Loans
Individually evaluated for impairment	$14,456	$723	$10,704	$75		$25,958
Collectively evaluated for impairment	357,049	82,883	273,444	33,419		746,795

Total	$371,505	$83,606	$284,148	$33,494		$772,753

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	March 31, 2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$22,840	$17,230	$40,070	$2,783	$3,326	$6,109
3 - High satisfactory	89,670	25,198	114,868	19,426	9,828	29,254
4 - Low satisfactory	126,361	42,821	169,182	25,549	14,618	40,167
5 - Special mention	13,407	1,518	14,925	1,155	2,200	3,355
6 - Substandard	18,195	2,100	20,295	998	1,164	2,162
7 - Vulnerable	3,305	117	3,422	—	—	—
8 - Doubtful	1,479	109	1,588	—	149	149

Total	$275,257	$89,093	$364,350	$49,911	$31,285	$81,196

	December 31, 2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$25,209	$15,536	$40,745	$2,955	$2,313	$5,268
3 - High satisfactory	83,805	28,974	112,779	16,972	11,886	28,858
4 - Low satisfactory	127,423	45,143	172,566	27,291	15,437	42,728
5 - Special mention	16,046	1,692	17,738	1,008	3,191	4,199
6 - Substandard	20,029	2,224	22,253	1,167	1,217	2,384
7 - Vulnerable	1,512	2,294	3,806	—	—	—
8 - Doubtful	1,596	22	1,618	—	169	169

Total	$275,620	$95,885	$371,505	$49,393	$34,213	$83,606

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

9. LOSS – Charge-off

Credits are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification is for charged-off loans but does not mean that the asset has absolutely no recovery or salvage value. These loans are further characterized by:

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

Our primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2013
	Accruing Interest and Past Due:				Total Past Due
	30-59	60-89	90 Days		and
	Days	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$2,692	$457	$106	$4,178	$7,433	$267,824	$275,257
Commercial other	354	43	30	215	642	88,451	89,093

Total commercial	3,046	500	136	4,393	8,075	356,275	364,350

Agricultural
Agricultural real estate	212	—	—	—	212	49,699	49,911
Agricultural other	29	248	—	149	426	30,859	31,285

Total agricultural	241	248	—	149	638	80,558	81,196

Residential real estate
Senior liens	1,311	242	219	1,590	3,362	231,688	235,050
Junior liens	185	121	—	99	405	14,946	15,351
Home equity lines of credit	—	—	125	185	310	38,251	38,561

Total residential real estate	1,496	363	344	1,874	4,077	284,885	288,962

Consumer
Secured	180	7	—	—	187	28,085	28,272
Unsecured	23	2	—	—	25	4,717	4,742

Total consumer	203	9	—	—	212	32,802	33,014

Total	$4,986	$1,120	$480	$6,416	$13,002	$754,520	$767,522

	December 31, 2012
	Accruing Interest and Past Due:				Total Past Due
	30-59	60-89	90 Days		and
	Days	Days	or More	Nonaccrual	Nonaccrual	Current	Total
Commercial
Commercial real estate	$1,304	$161	$63	$2,544	$4,072	$271,548	$275,620
Commercial other	606	—	40	2,294	2,940	92,945	95,885

Total commercial	1,910	161	103	4,838	7,012	364,493	371,505

Agricultural
Agricultural real estate	—	—	—	—	—	49,393	49,393
Agricultural other	90	—	—	169	259	33,954	34,213

Total agricultural	90	—	—	169	259	83,347	83,606

Residential real estate
Senior liens	2,000	346	320	2,064	4,730	223,532	228,262
Junior liens	232	—	—	50	282	16,207	16,489
Home equity lines of credit	237	—	—	182	419	38,978	39,397

Total residential real estate	2,469	346	320	2,296	5,431	278,717	284,148

Consumer
Secured	127	33	4	—	164	28,118	28,282
Unsecured	31	3	1	—	35	5,177	5,212

Total consumer	158	36	5	—	199	33,295	33,494

Total	$4,627	$543	$428	$7,303	$12,901	$759,852	$772,753

Impaired Loans

Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part),

2.	The loan has been classified as a TDR, or

3.	The loan is in nonaccrual status.

Impairment is measured on a loan by loan basis for commercial and agricultural loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impairment is measured on a loan by loan basis for residential real estate and consumer loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate.

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of, and for the periods ended:

	March 31, 2013			December 31, 2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$9,061	$9,513	$1,915	$7,295	$7,536	$1,653
Commercial other	59	59	34	2,140	2,140	397
Agricultural real estate	91	91	32	91	91	32
Agricultural other	—	—	—	420	420	59
Residential real estate senior liens	10,457	11,705	1,784	10,450	11,654	1,783
Residential real estate junior liens	99	109	19	72	118	13

Total impaired loans with a valuation allowance	$19,767	$21,477	$3,784	$20,468	$21,959	$3,937

Impaired loans without a valuation allowance
Commercial real estate	$3,502	$4,161		$3,749	$4,408
Commercial other	1,193	1,353		1,272	1,433
Agricultural real estate	133	133		—	—
Agricultural other	563	683		212	332
Residential real estate senior liens	—	—		—	18
Home equity lines of credit	184	484		182	482
Consumer secured	72	81		75	84

Total impaired loans without a valuation allowance	$5,647	$6,895		$5,490	$6,757

Impaired loans
Commercial	$13,815	$15,086	$1,949	$14,456	$15,517	$2,050
Agricultural	787	907	32	723	843	91
Residential real estate	10,740	12,298	1,803	10,704	12,272	1,796
Consumer	72	81	—	75	84	—

Total impaired loans	$25,414	$28,372	$3,784	$25,958	$28,716	$3,937

	Three Months Ended
	March 31, 2013		March 31, 2012
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$8,178	$119	$5,887	$98
Commercial other	1,100	1	724	12
Agricultural real estate	91	1	—	—
Agricultural other	210	—	2,466	37
Residential real estate senior liens	10,454	99	7,550	83
Residential real estate junior liens	86	—	190	2

Total impaired loans with a valuation allowance	$20,119	$220	$16,817	$232

Impaired loans without a valuation allowance
Commercial real estate	$3,626	$73	$7,808	$67
Commercial other	1,233	40	1,305	31
Agricultural real estate	67	2	190	—
Agricultural other	388	7	584	4
Residential real estate senior liens	—	—	1	—
Home equity lines of credit	183	4	199	4
Consumer secured	74	1	100	2

Total impaired loans without a valuation allowance	$5,571	$127	$10,187	$108

Impaired loans
Commercial	$14,137	$233	$15,724	$208
Agricultural	756	10	3,240	41
Residential real estate	10,723	103	7,940	89
Consumer	74	1	100	2

Total impaired loans	$25,690	$347	$27,004	$340

As of March 31, 2013 and December 31, 2012, we had committed to advance $13 and $9, respectively, in connection with impaired loans, which include TDR’s.

Troubled Debt Restructurings

Loan modifications are considered to be TDR’s when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.

Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.

To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDR’s granted in the periods ended:

	Loans Restructured in the Three Month			Loans Restructured in the Three Month
	Period ended March 31, 2013			Period ended March 31, 2012
	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Post- Modification Recorded Investment
Commercial other	—	$—	$—	21	$4,586	$4,586
Agricultural other	1	134	134	6	561	561
Residential real estate senior liens	8	799	783	5	721	721

Total	9	$933	917	$32	5,868	$5,868

	Loans Restructured in the Three Month				Loans Restructured in the Three Month
	Period Ended March 31, 2013				Period Ended March 31, 2012
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment	Number of Loans	Pre- Modification Recorded Investment
Commercial other	—	$—	—	$—	21	$4,586	—	$—
Agricultural other	1	134	—	—	6	561	—	—
Residential real estate senior liens	3	209	5	590	—	—	—	—
Residential real estate junior liens	—	—	—	—	—	—	5	721

Total	4	$343	5	$590	27	$5,147	5	$721

We did not restructure any loans through the forbearance of principal or accrued interest in the three month periods ended March 31, 2013 or 2012.

Based on our historical loss experience, losses associated with TDR’s are not significantly different than other impaired loans within the same loan segment. As such, TDR’s, including TDR’s that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

Following is a summary of loans that defaulted in the three month periods ended March 31, 2013 and 2012, which were modified within 12 months prior to the default date:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	—	$—	$—	$—	1	$82	$42	$40
Residential real estate senior liens	—	—	—	—	1	47	43	4
Consumer secured	1	8	8	—	—	—	—	—

Total	1	$8	$8	$—	2	$129	$85	$44

The following is a summary of TDR loan balances as of:

	March 31 2013	December 31 2012
Troubled debt restructurings	$19,402	$19,355

NOTE 7 – EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES

Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in nonconsolidated entities accounted for under the equity method of accounting.

Equity securities without readily determinable fair values consist of the following as of:

	March 31 2013	December 31 2012
FHLB Stock	$7,850	$7,850
Investment in Corporate Settlement Solutions	7,050	7,040
FRB Stock	1,879	1,879
Investment in Valley Financial Corporation	1,000	1,000
Other	344	349

Total	$18,123	$18,118

NOTE 8 – BORROWED FUNDS

Borrowed funds consist of the following obligations as of:

	March 31 2013	December 31 2012
FHLB advances	$152,000	$152,000
Securities sold under agreements to repurchase without stated maturity dates	64,122	66,147
Securities sold under agreements to repurchase with stated maturity dates	16,288	16,284
Federal funds purchased	—	6,570

Total	$232,410	$241,001

The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock. As of March 31, 2013, we had the ability to borrow up to an additional $116,058, based on assets pledged as collateral. During the first quarter of 2013 and 2012, we reduced funding costs by modifying the term of $30,000 and $60,000, respectively, of FHLB advances.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	March 31 2013		December 31 2012
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$10,000	0.48%	$10,000	0.48%
Fixed rate advances due 2015	32,000	0.84%	42,000	1.12%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	40,000	2.15%
Fixed rate advances due 2018	30,000	2.49%	20,000	2.86%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.73%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2023	10,000	3.90%	—	—

Total	$152,000	2.02%	$152,000	2.05%

Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $132,414 and $143,322 at March 31, 2013 and December 31, 2012, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The following table provides a summary of short term borrowings for the three month periods ended March 31:

	2013			2012
	Maximum Month End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Quarter to Date Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$64,527	$63,573	0.15%	$56,923	$56,172	0.23%
Federal funds purchased	4,400	1,215	0.50%	—	71	0.48%

We had pledged certificates of deposit held in other financial institutions, trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at:

	March 31 2013	December 31 2012
Pledged to secure borrowed funds	$310,742	$308,628
Pledged to secure repurchase agreements	132,414	143,322
Pledged for public deposits and for other purposes necessary or required by law	24,988	22,955

Total	$468,144	$474,905

We had no investment securities that are restricted to be pledged for specific purposes.

NOTE 9 – OTHER NONINTEREST EXPENSES

A summary of expenses included in other noninterest expenses are as follows for the:

	Three Months Ended March 31
	2013	2012
FDIC insurance premiums	$272	$215
Marketing and community relations	242	494
Directors fees	199	210
Audit fees	139	176
Education and travel	122	127
Postage and freight	99	101
Printing and supplies	86	109
Consulting fees	72	187
All other	661	640

Total other	$1,892	$2,259

NOTE 10 – FEDERAL INCOME TAXES

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2013	2012
Income taxes at 34% statutory rate	$1,245	$1,362
Effect of nontaxable income
Interest income on tax exempt municipal securities	(401)	(391)
Earnings on corporate owned life insurance policies	(57)	(58)
Other	(228)	(151)
Total effect of nontaxable income	(686)	(600)
Effect of nondeductible expenses	17	11

Federal income tax expense	$576	$773

Included in OCI for the three month periods ended March 31, 2013 and 2012 are changes in unrealized holding gains, related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of OCI follows for the:

	Three Months Ended
	March 31, 2013			March 31, 2012
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains arising during the period	$658	$(2,619)	$(1,961)	$1,604	$(805)	$799
Reclassification adjustment for net realized gains included in net income	—	(99)	(99)	—	(1,003)	(1,003)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	282	282

Net unrealized gains (losses)	658	(2,718)	(2,060)	1,604	(1,526)	78
Tax effect	—	923	923	—	519	519

Unrealized gains (losses), net of tax	$658	$(1,795)	$(1,137)	$1,604	$(1,007)	$597

NOTE 11 – DEFINED BENEFIT PENSION PLAN

We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the individual employee’s five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We contributed $215 and $135 to the plan during the three month period ended March 31, 2013 and 2012, respectively. We do not anticipate any further contributions to the plan in 2013.

Following are the components of net periodic benefit cost for the three month periods ended March 31:

	2013	2012
Interest cost on PBO	$113	$118
Expected return on plan assets	(143)	(127)
Amortization of unrecognized actuarial net loss	83	73

Net periodic benefit cost	$53	$64

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

Mortgage loans AFS: Mortgage loans AFS are carried at the lower of cost or fair value. The fair value of mortgage loans available-for-sale are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, we classify loans subject to nonrecurring fair value adjustments as Level 2.

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

We review the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, management utilizes independent appraisals, broker price opinions, or internal evaluations. These valuations are reviewed to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. We use these valuations to determine if any charge-offs or specific reserves are necessary. We may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.

Impaired loans where an allowance is established based on the net realizable value of collateral require classification in the fair value hierarchy. Due to the inherent level of estimation in the valuation process, we record impaired loans as nonrecurring Level 3.

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of:

	March 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$8,752	Duration of cash flows Reduction in interest rate from original loan terms	11-120 Months 5.00% - 6.63%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$12,878	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

	December 31, 2012
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$10,522	Duration of cash flows Reduction in interest rate from original loan terms	14-120 Months 5.00% - 6.25%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$11,499	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

Accrued interest: The carrying amounts of accrued interest approximate fair value. As such, we classify accrued interest as Level 1.

Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2013 and 2012 there were no impairments recorded on goodwill and other acquisition intangibles.

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

The lack of an active market, or other independent sources to validate fair value estimates coupled with the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. As the fair values of these investments are not readily determinable, they are not disclosed under a specific fair value hierarchy; however, they are reviewed quarterly for impairment. If we were to record an impairment adjustment related to these securities, it would be classified as a nonrecurring Level 3 fair value adjustment. During 2013 and 2012, there were no impairments recorded on equity securities without readily determinable fair values.

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

The table below lists the quantitative information related to foreclosed assets measured utilizing Level 3 fair value measurements as of:

	March 31, 2013
Valuation Technique	Fair Value	Unobservable Input	Range

		Discount applied to collateral appraisal:

Discounted appraisal value	$1,173	Real Estate	20% - 30%

	December 31, 2012
Valuation Technique	Fair Value	Unobservable Input	Range

		Discount applied to collateral appraisal:

Discounted appraisal value	$2,018	Real Estate	20% - 30%

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

Borrowed funds: The carrying amounts of federal funds purchased, borrowings under overnight repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analyses based on current incremental borrowing arrangements. As such, other borrowed funds are classified as Level 2.

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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	March 31, 2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$19,680	$19,680	$19,680	$—	$—
Certificates of deposit held in other financial institutions	3,505	3,511	—	3,511	—
Mortgage loans available-for-sale	1,026	1,092	—	1,092	—
Total loans	767,522	778,334	—	—	778,334
Less allowance for loan losses	(11,909)	(11,909)	—	—	(11,909)

Net loans	755,613	766,425	—	—	766,425

Accrued interest receivable	6,160	6,160	6,160	—	—
Equity securities without readily determinable fair values (1)	18,123	18,123	—	—	—
Originated mortgage servicing rights	2,293	2,293	—	2,293	—
LIABILITIES
Deposits without stated maturities	569,258	569,258	569,258	—	—
Deposits with stated maturities	460,502	467,812	—	467,812	—
Borrowed funds	232,410	239,425	—	239,425	—
Accrued interest payable	730	730	730	—	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and demand deposits due from banks	$24,920	$24,920	$24,920	$—	$—
Certificates of deposit held in other financial institutions	4,465	4,475	—	4,475	—
Mortgage loans available-for-sale	3,633	3,680	—	3,680	—
Total loans	772,753	784,964	—	—	784,964
Less allowance for loan losses	(11,936)	(11,936)	—	—	(11,936)

Net loans	760,817	773,028	—	—	773,028

Accrued interest receivable	5,227	5,227	5,227	—	—
Equity securities without readily determinable fair values (1)	18,118	18,118	—	—	—
Originated mortgage servicing rights	2,285	2,285	—	2,285	—
LIABILITIES
Deposits without stated maturities	553,332	553,332	553,332	—	—
Deposits with stated maturities	464,335	472,630	—	472,630	—
Borrowed funds	241,001	248,822	—	248,822	—
Accrued interest payable	751	751	751	—	—

(1)	Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value

The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2013				December 31, 2012
Description	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	1,563	—	1,563	—	$1,573	—	1,573	—
AFS Securities
Government-sponsored enterprises	25,491	—	25,491	—	25,776	—	25,776	—
States and political subdivisions	192,564	—	192,564	—	182,743	—	182,743	—
Auction rate money market preferred	3,091	—	3,091	—	2,778	—	2,778	—
Preferred stocks	6,708	6,708	—	—	6,363	6,363	—	—
Mortgage-backed securities	163,533	—	163,533	—	155,345	—	155,345	—
Collateralized mortgage obligations	129,544	—	129,544	—	131,005	—	131,005	—

Total AFS Securities	520,931	6,708	514,223	—	504,010	6,363	497,647	—
Nonrecurring items
Impaired loans (net of the allowance for loan losses)	21,441	—	—	21,441	22,021	—	—	22,021
OMSR	2,293	—	2,293	—	2,285	—	2,285	—
Foreclosed assets	1,173	—	—	1,173	2,018	—	—	2,018

	547,401	6,708	518,079	22,614	531,907	6,363	501,505	24,039

Percent of assets and liabilities measured at fair value		1.23%	94.64%	4.13%		1.20%	94.28%	4.52%

The changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the:

	Three Months Ended March 31
	2013			2012
Description	Trading Losses	Other Gains and (Losses)	Total	Trading Losses	Other Gains and (Losses)	Total
Recurring items
Trading securities	$(10)	$—	$(10)	$(16)	$—	$(16)
Borrowed funds	—	—	—	—	33	33
Nonrecurring items
Foreclosed assets	—	(24)	(24)	—	(17)	(17)
OMSR	—	17	17	—	74	74

Total	$(10)	$(7)	$(17)	$(16)	$90	$74

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component for the three months ended:

	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1, 2012	$5,942	$(3,453)	$2,489

OCI before reclassifications	799	—	799
Amounts reclassified from AOCI	(721)	—	(721)

Subtotal	78	—	78
Tax effect	519	—	519

Other comprehensive loss, net of tax	597	—	597

Balance, March 31, 2012	$6,539	$(3,453)	$3,086

Balance, January 1, 2013	$8,678	$(3,671)	$5,007

OCI before reclassifications	(1,961)	—	(1,961)
Amounts reclassified from AOCI	(99)	—	(99)

Subtotal	(2,060)	—	(2,060)
Tax effect	923	—	923

OCI, net of tax	(1,137)	—	(1,137)

Balance, March 31, 2013	$7,541	$(3,671)	$3,870

The following table details reclassification adjustments and the related affected line items on our interim condensed consolidated statements of income for the three month periods ended March 31:

Details about AOCI components	Amount Reclassified from AOCI		Affected Line Item in the Interim Condensed Consolidated Statements of Income
	2013	2012
Unrealized holding gains on AFS securities
	$99	$1,003	Gain on sale of AFS securities
	—	(282)	Net AFS impairment loss

	99	721	Income before federal income tax expense
	34	245	Federal income tax expense

	$65	$476	Net income

NOTE 14 – PARENT COMPANY ONLY FINANCIAL INFORMATION

Interim Condensed Balance Sheets	March 31	December 31
	2013	2012
ASSETS
Cash on deposit at the Bank	$887	$332
AFS Securities	4,000	3,939
Investments in subsidiaries	116,420	115,781
Premises and equipment	2,091	2,041
Other assets	52,541	52,398

TOTAL ASSETS	$175,939	$174,491

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$10,631	$10,002
Shareholders’ equity	165,308	164,489

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$175,939	$174,491

	Three Months Ended
Interim Condensed Statements of Income	March 31
	2013	2012
Income
Dividends from subsidiaries	$1,500	$1,625
Interest income	43	46
Management fee and other	508	415

Total income	2,051	2,086
Expenses
Compensation and benefits	712	610
Occupancy and equipment	111	85
Audit fees	65	94
Other	204	232

Total expenses	1,092	1,021

Income before income tax benefit and equity in undistributed earnings of subsidiaries	959	1,065
Federal income tax benefit	189	197

	1,148	1,262
Undistributed earnings of subsidiaries	1,939	1,972

Net income	$3,087	$3,234

Interim Condensed Statements of Cash Flows	Three Months Ended
	March 31
	2013	2012
OPERATING ACTIVITIES
Net income	$3,087	$3,234
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(1,939)	(1,972)
Undistributed earnings of equity securities without readily determinable fair values	(6)	—
Share-based payment awards	146	169
Depreciation	36	26
Net amortization of AFS securities	1	2
Changes in operating assets and liabilities which used cash
Other assets	(137)	(37)
Accrued interest and other liabilities	(271)	(496)

NET CASH PROVIDED BY OPERATING ACTIVITIES	917	926
INVESTING ACTIVITIES
Maturities, calls, and sales of AFS securities	—	120
Purchases of equipment and premises	(86)	(57)
Repayment of advances to subsidiaries	101	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	15	63
FINANCING ACTIVITIES
Net increase (decrease) in other borrowed funds	900	(597)
Cash dividends paid on common stock	(1,609)	(1,515)
Proceeds from the issuance of common stock	902	609
Common stock repurchased	(480)	(426)
Common stock purchased for deferred compensation obligations	(90)	(144)

NET CASH USED IN FINANCING ACTIVITIES	(377)	(2,073)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	555	(1,084)
Cash and cash equivalents at beginning of year	332	1,474

CASH AND CASH EQUIVALENTS AT END OF YEAR	$887	$390

NOTE 15 – OPERATING SEGMENTS

Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2013 and 2012 and each of the three month periods then ended, represented 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

ISABELLA BANK CORPORATION FINANCIAL REVIEW

(All dollars in thousands, except per share data)

This section reviews the financial condition and results of our operations for the three month periods ended March 31, 2013 and 2012. This analysis should be read in conjunction with our 2012 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.

Executive Summary

Net income for the first quarter of 2013 declined by $147 when compared to the same period in 2012. The primary driver for this decline was the strategic restructuring of investment securities and borrowings in the first quarter of 2012 which led to a one-time increase in net income of $603.

Despite the uncertainty of the current economic environment and increased regulatory compliance costs, we continue to deliver consistent returns. While improvement in the financial landscape has resulted in decreases in net loans charged-off and corresponding reductions in the provision for loan losses, a large degree of economic uncertainty remains. Our continued success throughout these challenging times is a direct result of our unwavering focus on community banking principles, prudent underwriting standards, and long term sustainable growth. This focus has enabled us to continue to meet the needs of the communities we serve, which translates into increased shareholder value.

As we continue to provide superior customer service, we recently broke ground on a new branch in Big Rapids, Michigan, which is expected to open this fall. The new location will complement our existing Big Rapids office and provide additional shareholder value for years to come.

Recent Legislation

The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already had, and are expected to continue to have, a significant negative impact on our operating results. Of these three acts, the Dodd-Frank Act has had, and is likely to have, the most significant impact, along with its establishment of the CFPB. This particular act made sweeping changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers within the financial services sector. As a result of the implementation of some of the provisions, we have had increases in compensation costs and this trend is expected to continue.

The CFPB has begun to issue substantial proposed and final rules regarding consumer lending, including residential mortgage lending. These rules will likely further increase our compensation and outside advisor costs to provide and ensure the compliance efforts required by the CFPB.

In August 2012, the FRB and other financial regulatory agencies proposed new capital requirements for all financial institutions. In general, the proposal adds a new capital standard of equity capital to assets and increases the minimum capital ratios to be considered well capitalized, all in partial compliance with the Basel III Accords. While these proposals are not yet final, as written the transition period for them to take effect begins in 2013. The proposals could significantly impact our capital requirements, which could impact our ability to increase, or even pay, dividends.

RESULTS OF OPERATIONS

Selected Financial Data

The following table outlines our quarterly results of operations and provides certain performance measures for:

	Three Months Ended March 31
	2013	2012
INCOME STATEMENT DATA
Interest income	$13,528	$14,204
Interest expense	2,821	3,704

Net interest income	10,707	10,500
Provision for loan losses	300	461
Noninterest income	2,447	3,541
Noninterest expenses	9,191	9,573
Federal income tax expense	576	773

Net Income	$3,087	$3,234

PER SHARE
Basic earnings	$0.40	$0.43
Diluted earnings	0.39	0.41
Dividends	0.21	0.20
Market value*	25.00	24.00
Tangible book value*	14.95	14.15
BALANCE SHEET DATA
At end of period
Loans	$767,522	$743,132
Total assets	1,434,705	1,369,220
Deposits	1,029,760	989,126
Shareholders’ equity	165,308	157,307
Average balance
Loans	$766,741	$743,921
Total assets	1,432,202	1,356,106
Deposits	1,027,695	978,714
Shareholders’ equity	164,514	156,121
PERFORMANCE RATIOS
Return on average total assets (annualized)	0.86%	0.95%
Return on average shareholders’ equity (annualized)	7.51%	8.29%
Return on average tangible equity (annualized)	10.86%	12.19%
Net interest margin yield (FTE annualized)	3.54%	3.70%
Loan to deposit*	74.53%	75.13%
Nonperforming loans to total loans*	0.90%	0.94%
Nonperforming assets to total assets*	0.56%	0.64%
ALLL to nonperforming loans*	172.69%	176.48%
CAPITAL RATIOS
Shareholders’ equity to assets*	11.52%	11.49%
Tier 1 capital to average assets*	8.28%	8.19%
Tier 1 risk-based capital*	13.61%	13.20%
Total risk-based capital*	14.86%	14.45%

*	At end of period

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

The following table displays the results for the three month periods ended March 31:

	2013			2012
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$766,741	$10,330	5.39%	$743,921	$10,940	5.88%
Taxable investment securities	343,518	1,834	2.14%	285,140	1,889	2.65%
Nontaxable investment securities	155,668	2,009	5.16%	138,628	1,965	5.67%
Trading account securities	1,570	21	5.35%	4,417	64	5.80%
Other	30,376	116	1.53%	48,579	129	1.06%

Total earning assets	1,297,873	14,310	4.41%	1,220,685	14,987	4.91%
NONEARNING ASSETS
Allowance for loan losses	(12,085)			(12,608)
Cash and demand deposits due from banks	18,661			20,313
Premises and equipment	25,937			25,000
Accrued income and other assets	101,816			102,719

Total assets	$1,432,202			$1,356,109

INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$186,798	41	0.09%	$172,906	54	0.12%
Savings deposits	241,401	91	0.15%	207,221	122	0.24%
Time deposits	461,537	1,742	1.51%	479,689	2,336	1.95%
Borrowed funds	230,573	947	1.64%	211,412	1,192	2.26%

Total interest bearing liabilities	1,120,309	2,821	1.01%	1,071,228	3,704	1.38%
NONINTEREST BEARING LIABILITIES
Demand deposits	137,959			118,898
Other	9,420			9,859
Shareholders’ equity	164,514			156,121

Total liabilities and shareholders’ equity	$1,432,202			$1,356,106

Net interest income (FTE)		$11,489			$11,283

Net yield on interest earning assets (FTE)			3.54%			3.70%

Net Interest Income

Net interest income is our primary source of income. Interest income includes loan fees of $821 and $647 for the three month periods ended March 31, 2013 and 2012, respectively. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

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

	Three Months Ended March 31, 2013 Compared to March 31, 2012 Increase (Decrease) Due to
	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$328	$(938)	$(610)
Taxable AFS securities	348	(403)	(55)
Nontaxable AFS securities	229	(185)	44
Trading securities	(38)	(5)	(43)
Other	(58)	45	(13)

Total changes in interest income	809	(1,486)	(677)
CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	4	(17)	(13)
Savings deposits	18	(49)	(31)
Time deposits	(86)	(508)	(594)
Borrowed funds	101	(346)	(245)

Total changes in interest expense	37	(920)	(883)

Net change in interest margin (FTE)	$772	$(566)	$206

As shown in the following table, we continue to experience downward pressure on our net yield on interest earning assets. This pressure is a direct result of FRB monetary policy which has reduced yields on interest earning assets more than rates on interest bearing liabilities. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities and trading securities as a percentage of earnings assets has also placed downward pressure on net interest margin yield.

	Average Yield / Rate For The Three Month Periods Ended:
	March 31 2013	December 31 2012	September 30 2012	June 30 2012	March 31 2012
Total earning assets	4.41%	4.61%	4.76%	4.84%	4.91%
Total interest bearing liabilities	1.01%	1.12%	1.18%	1.27%	1.38%

Net yield on interest earning assets (FTE)	3.54%	3.65%	3.73%	3.73%	3.70%

Given that the historically low interest rate environment is expected to continue for the foreseeable future, the net yield on interest earning assets is not likely to increase in the near future. We anticipate continued reduction in rates earned on loans without a proportionate decline in funding rate will continue to cause downward pressure in net interest margin yield. Any additional interest income will most likely be contingent upon increases in volume and likely at lower interest margins than current earning assets.

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

The following tables summarize our charge-off and recovery activity for the three month periods ended March 31:

	2013	2012	Variance
Allowance for loan losses - January 1	$11,936	$12,375	$(439)
Loans charged off
Commercial and agricultural	211	449	(238)
Residential real estate	190	115	75
Consumer	121	91	30

Total loans charged off	522	655	(133)

Recoveries
Commercial and agricultural	57	86	(29)
Residential real estate	53	41	12
Consumer	85	67	18

Total recoveries	195	194	1
Provision for loan losses	300	461	(161)

Allowance for loan losses - March 31	$11,909	$12,375	$(466)

Net loans charged off	$327	$461	$(134)
Year to date average loans outstanding	766,741	743,921	22,820

Net loans charged off to average loans outstanding	0.04%	0.06%	-0.02%

Total amount of loans outstanding - March 31	$767,522	$743,132	$24,390

Allowance for loan losses as a% of loans	1.55%	1.67%	-0.11%

As shown in the preceding table, the level of net charge-offs continues to decline. This trend has allowed us to reduce our provision, which has led to a decline in the ALLL in both amount and as a percentage of loans. We do not expect any significant increases in net loans charged off throughout the remainder of 2013 and as such, we anticipate the provision for loan losses to approximate current levels. For further discussion of the allocation of the ALLL, see “Note 6 – Loans and Allowance for Loan Losses” of the interim condensed consolidated financial statements.

Loans Past Due and Loans in Nonaccrual Status

Increases in past due and nonaccrual loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans. We monitor all loans that are past due and in nonaccrual status for indicators of additional deterioration.

	Total Past Due and Nonaccrual
	March 31 2013	December 31 2012	September 30 2012	June 30 2012	March 31 2012
Commercial and agricultural	$8,713	$7,271	$11,004	$9,459	$7,811
Residential real estate	4,077	5,431	4,879	4,496	4,261
Consumer	212	199	284	179	98

Total	$13,002	$12,901	$16,167	$14,134	$12,170

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

We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDR’s that were Government sponsored as of March 31, 2013 or December 31, 2012.

Losses associated with TDR’s, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.

The following tables provide a roll-forward of TDR’s for the:

	Three Months Ended March 31, 2013
	Accruing Interest		Nonaccrual		Total
	Number		Number		Number
	of		of		of
	Loans	Balance	Loans	Balance	Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	8	819	1	98	9	917
Principal payments	—	(265)	—	(37)	—	(302)
Loans paid-off	(3)	(130)	(1)	(200)	(4)	(330)
Balances charged-off (1)	—	(15)	—	(211)	—	(226)
Transfers to OREO	—	—	(1)	(12)	(1)	(12)
Transfers to nonaccrual status	(1)	(40)	1	40	—	—

March 31, 2013	119	$16,900	19	$2,502	138	$19,402

	Three Months Ended March 31, 2012
	Accruing Interest		Nonaccrual		Total
	Number		Number		Number
	of		of		of
	Loans	Balance	Loans	Balance	Loans	Balance
January 1, 2012	112	$17,738	12	$1,018	124	$18,756
New modifications	24	4,651	8	1,217	32	5,868
Principal payments	—	(355)	—	(61)	—	(416)
Loans paid-off	(9)	(1,041)	—	—	(9)	(1,041)
Balances charged-off	—	—	(3)	(65)	(3)	(65)
Transfers to accrual status	1	21	(1)	(21)	—	—
Transfers to nonaccrual status	(1)	(50)	1	50	—	—

March 31, 2012	127	$20,964	17	$2,138	144	$23,102

(1)	Balances charged-off represent a partial charge-off. As such, the number of loans was unaffected.

The following table summarizes our TDR’s as of:

	March 31, 2013			December 31, 2012
	Accruing			Accruing			Total
	Interest	Nonaccrual	Total	Interest	Nonaccrual	Total	Change
Current	$16,254	$996	$17,250	$16,301	$941	$17,242	$8
Past due 30-59 days	646	263	909	158	561	719	190
Past due 60-89 days	—	—	—	72	41	113	(113)
Past due 90 days or more	—	1,243	1,243	—	1,281	1,281	(38)

Total troubled debt restructurings	$16,900	$2,502	$19,402	$16,531	$2,824	$19,355	$47

Additional disclosures about TDR’s are included in “Note 6 – Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

Impaired Loans

The following is a summary of information pertaining to impaired loans as of:

	March 31, 2013			December 31, 2012
		Unpaid			Unpaid
	Outstanding	Principal	Valuation	Outstanding	Principal	Valuation
	Balance	Balance	Allowance	Balance	Balance	Allowance
TDR’s
Commercial real estate	$8,896	$9,521	$1,319	$9,227	$9,640	$1,333
Commercial other	1,086	1,116	34	1,167	1,197	38
Agricultural real estate	224	224	32	91	91	32
Agricultural other	519	639	—	569	689	59
Residential real estate senior liens	8,623	9,036	1,500	8,224	8,670	1,429
Residential real estate junior liens	—	—	—	21	57	4
Consumer secured	54	54	—	56	56	—

Total TDR’s	19,402	20,590	2,885	19,355	20,400	2,895

Other impaired loans
Commercial real estate	3,667	4,153	596	1,817	2,304	320
Commercial other	166	296	—	2,245	2,376	359
Agricultural other	44	44	—	63	63	—
Residential real estate senior liens	1,834	2,669	284	2,226	3,002	354
Residential real estate junior liens	99	109	19	51	61	9
Home equity lines of credit	184	484	—	182	482	—
Consumer secured	18	27	—	19	28	—

Total other impaired loans	6,012	7,782	899	6,603	8,316	1,042

Total impaired loans	$25,414	$28,372	$3,784	$25,958	$28,716	$3,937

Additional disclosure related to impaired loans is included in “Note 6 – Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

Nonperforming Assets

The following table summarizes our nonperforming assets as of:

	March 31	December 31
	2013	2012
Nonaccrual loans	$6,416	$7,303
Accruing loans past due 90 days or more	480	428

Total nonperforming loans	6,896	7,731
OREO	1,173	2,008
Repossessed assets	—	10

Total nonperforming assets	$8,069	$9,749

Nonperforming loans as a % of total loans	0.90%	1.00%

Nonperforming assets as a % of total assets	0.56%	0.68%

Loans are placed in nonaccrual status when the foreclosure process has begun, generally after a loan is 90 days past due, unless they are well secured. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance.

Included in the nonaccrual loan balances above were credits currently classified as TDR’s as of:

	March 31	December 31
	2013	2012
Commercial and agricultural	$2,080	$2,325
Residential real estate	422	499

Total	$2,502	$2,824

The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of March 31, 2013 and December 31, 2012. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	March 31, 2013		December 31, 2012
	Oustanding	Specific	Oustanding	Specific
	Balance	Allocation	Balance	Allocation
Borrower 1	$2,004	$287	$2,077	$359
Others not individually significant	4,412		5,226

Total	$6,416		$7,303

The reduction in the outstanding balance and specific allocation from December 31, 2012 to March 31, 2013 were the result of regular payments received from the customer. There were no other individually significant credits included in nonaccrual loans as of March 31, 2013 or December 31, 2012.

Additional disclosures about nonaccrual loans are included in “Note 6 – Loans and Allowance for Loan Losses” of our interim condensed consolidated financial statements.

We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that all loans deemed to be impaired have been identified.

We believe that the level of the ALLL is appropriate as of March 31, 2013 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income

Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2013	2012	$	%
Service charges and fees
NSF and overdraft fees	$516	$558	$(42)	-7.5%
ATM and debit card fees	455	457	(2)	-0.4%
Trust fees	263	250	13	5.2%
Freddie Mac servicing fee	184	191	(7)	-3.7%
Service charges on deposit accounts	90	74	16	21.6%
Net OMSR income	8	63	(55)	-87.3%
All other	28	36	(8)	-22.2%

Total service charges and fees	1,544	1,629	(85)	-5.2%
Gain on sale of mortgage loans	358	379	(21)	-5.5%
Earnings on corporate owned life insurance policies	169	171	(2)	-1.2%
Gain on sale of AFS securities	99	1,003	(904)	-90.1%
Other
Brokerage and advisory fees	147	130	17	13.1%
All other	130	229	(99)	-43.2%

Total other	277	359	(82)	-22.8%

Total noninterest income	$2,447	$3,541	$(1,094)	-30.9%

Significant changes in noninterest income are detailed below:

•

We continuously analyze various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, we make any necessary adjustments to ensure that our fee structure is within the range of our competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees represent the largest single component of service charges and fees. While we have experienced significant increases in deposit accounts, NSF and overdraft fees have steadily declined. This decline has been the result of reduced overdraft activity by our customers as well as changes in banking regulations. We expect this trend to continue.

•

In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage and advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We expect this trend to continue.

•

Historically low offering rates on residential real estate loans have contributed to increased mortgage refinancing. This increase in activity has resulted in substantial increases in the gain on sale of mortgage loans, while contributing to fluctuations in the value of our OMSR portfolio. While the gain on sale of mortgage loans has declined since last year, we expect refinancing demand to remain elevated for the remainder of 2013.

•

We are continually analyzing our AFS security portfolio for potential sale opportunities. These analyses identified three mortgage-backed securities pools in the first quarter of 2013 that made economic sense to sell. During the first quarter of 2012, we identified several pools of mortgage-backed securities with significant unrealized gains. As the interest rates of the underlying mortgages were significantly higher than the current offering rates for similar mortgages, we elected to realize these gains through the sales of such securities as the investments would have likely been paid off in the near term through refinancing activity. We do not anticipate any significant investment sales during the remainder of 2013.

•

The fluctuation in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels for the remainder of 2013.

Noninterest Expenses

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, net AFS security impairment loss, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2013	2012	$	%
Compensation and benefits
Employee salaries	$3,876	$3,828	$48	1.3%
Employee benefits	1,569	1,473	96	6.5%

Total compensation and benefits	5,445	5,301	144	2.7%

Furniture and equipment
Service contracts	536	480	56	11.7%
Depreciation	464	443	21	4.7%
ATM and debit card fees	168	151	17	11.3%
All other	21	16	5	31.3%

Total furniture and equipment	1,189	1,090	99	9.1%

Occupancy
Outside services	170	147	23	15.6%
Depreciation	161	154	7	4.5%
Utilities	136	126	10	7.9%
Property taxes	135	129	6	4.7%
All other	63	85	(22)	-25.9%

Total occupancy	665	641	24	3.7%

Net AFS security impairment loss	—	(282)	282	N/M

Other
FDIC insurance premiums	272	215	57	26.5%
Marketing and community relations	242	494	(252)	-51.0%
Directors fees	199	210	(11)	-5.2%
Audit fees	139	176	(37)	-21.0%
Education and travel	122	127	(5)	-3.9%
Postage and freight	99	101	(2)	-2.0%
Printing and supplies	86	109	(23)	-21.1%
Consulting fees	72	187	(115)	-61.5%
All other	661	640	21	3.3%

Total other	1,892	2,259	(367)	-16.2%

Total noninterest expenses	$9,191	$9,009	$182	2.0%

Significant changes in noninterest expenses are detailed below:

•

During the first quarter of 2012, we recorded a credit impairment on an AFS security through earnings due to a bond being downgraded below investment grades. We continuously monitor the AFS security portfolio for other potential other-than-temporary impairments. For further discussion, see “Note 5 – Available-For-Sale Securities” of our notes to interim condensed consolidated financial statements.

•

We have been a consistently strong supporter of the various communities, schools, and charities in the markets we serve. In the 1996, we established a foundation that is generally funded from non-recurring, or extraordinary, revenue sources. The foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were donations to the foundation of $0 and $250 for the three month periods ended March 31, 2013 and 2012, respectively.

•

During the first quarter of 2012, we incurred consulting fees to review our FHLB advances for potential restructuring options. They were also elevated in 2012 due to the engagement of consultants to review our loan prepayment and deposit decay assumptions as well as to review various information technology projects. Consulting fees are anticipated to approximate current levels for the remainder of 2013.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	March 31 2013	December 31 2012	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$19,680	$24,920	$(5,240)	-21.03%
Certificates of deposit held in other financial institutions	3,505	4,465	(960)	-21.50%
Trading securities	1,563	1,573	(10)	-0.64%
AFS securities	520,931	504,010	16,921	3.36%
Mortgage loans available-for-sale	1,026	3,633	(2,607)	-71.76%
Loans	767,522	772,753	(5,231)	-0.68%
Allowance for loan losses	(11,909)	(11,936)	27	N/M
Premises and equipment	25,772	25,787	(15)	-0.06%
Corporate owned life insurance	22,819	22,773	46	0.20%
Accrued interest receivable	6,160	5,227	933	17.85%
Equity securities without readily determinable fair values	18,123	18,118	5	0.03%
Goodwill and other intangible assets	46,475	46,532	(57)	-0.12%
Other assets	13,038	12,784	254	1.99%

TOTAL ASSETS	$1,434,705	$1,430,639	$4,066	0.28%

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits	$1,029,760	$1,017,667	$12,093	1.19%
Borrowed funds	232,410	241,001	(8,591)	-3.56%
Accrued interest payable and other liabilities	7,227	7,482	(255)	-3.41%

Total liabilities	1,269,397	1,266,150	3,247	0.26%
Shareholders’ equity	165,308	164,489	819	0.50%

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,434,705	$1,430,639	$4,066	0.28%

As shown above, total assets have remained essentially unchanged since December 31, 2012. While loans declined in the three months of 2013, we anticipate that loans will increase moderately throughout the year.

The following table outlines the changes in the loan portfolio:

	March 31 2013	December 31 2012	$ Change	% Change (unannualized)
Agricultural	$81,196	$83,606	$(2,410)	-2.88%
Commercial	364,350	371,505	(7,155)	-1.93%
Consumer	33,014	33,494	(480)	-1.43%
Residential real estate	288,962	284,148	4,814	1.69%

Total	$767,522	$772,753	$(5,231)	-0.68%

The following table outlines the changes in the deposit portfolio:

	March 31 2013	December 31 2012	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$137,322	$143,735	$(6,413)	-4.46%
Interest bearing demand deposits	183,055	181,259	1,796	0.99%
Savings deposits	248,881	228,338	20,543	9.00%
Certificates of deposit	374,280	376,790	(2,510)	-0.67%
Brokered certificates of deposit	53,329	55,348	(2,019)	-3.65%
Internet certificates of deposit	32,893	32,197	696	2.16%

Total	$1,029,760	$1,017,667	$12,093	1.19%

Capital

Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income. We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to theses authorizations, we issued 37,591 shares or $902 of common stock during the first three months of 2013, as compared to 25,998 shares or $609 of common stock during the same period in 2012. We also offer the Directors Plan which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $146 and $169 during the three month periods ended March 31, 2013 and 2012, respectively.

We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 20,509 shares or $480 of common stock compared to 18,452 shares for $426 during the first three months of 2013 and 2012, respectively. As of March 31, 2013, we were authorized to repurchase up to an additional 64,901 shares of common stock.

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.0%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 8.28% as of March 31, 2013.

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

	March 31	December 31
	2013	2012	Required
Equity Capital	13.61%	13.23%	4.00%
Secondary Capital	1.25%	1.25%	4.00%

Total Capital	14.86%	14.48%	8.00%

Secondary capital includes only the allowance for loan losses. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At March 31, 2013, the Bank exceeded these minimum capital requirements. Recently passed legislation will likely increase the required level of capital for banks. This increase in capital levels may have an adverse impact on our ability to grow and pay dividends.

Contractual Obligations and Loan Commitments

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

The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31	December 31
	2013	2012
Unfunded commitments under lines of credit	$120,672	$115,233
Commercial and standby letters of credit	3,840	3,935
Commitments to grant loans	34,617	40,507

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements.

Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements, including commercial paper, bond financing, and similar transactions. These commitments to extend credit and letters of credit generally mature within one year. The credit risk involved in these transactions is essentially the same as that involved in extending loans to customers. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on a credit evaluation of the borrower. While we consider standby letters of credit to be guarantees, the amount of the liability related to such guarantees on the commitment date is not significant and a liability related to such guarantees is not recorded on the consolidated balance sheets.

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

For further information regarding fair value measurements see “Note 12—Fair Value” of our notes to the interim condensed consolidated financial statements.

Liquidity

Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.

Our primary sources of liquidity are cash and demand deposits due from banks, certificates of deposit held in other financial institutions, trading securities, and available-for-sale securities. These categories totaled $545,679 or 38.0% of assets as of March 31, 2013 as compared to $534,968 or 37.4% as of December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.

Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks as federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB Advances, FRB Discount Window Advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, investment securities, or loans as collateral. As of March 31, 2013, we had available lines of credit of $116,058.

The following table summarizes our sources and uses of cash for the three month periods ended March 31:

	2013	2012	$ Variance
Net cash provided by operating activities	$5,797	$3,445	$2,352
Net cash used in investing activities	(13,262)	(38,167)	24,905
Net cash provided by financing activities	2,225	27,876	(25,651)

Decrease in cash and cash equivalents	(5,240)	(6,846)	1,606
Cash and cash equivalents January 1	24,920	28,590	(3,670)

Cash and cash equivalents March 31	$19,680	$21,744	$(2,064)

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

IRR is the exposure of our net interest income to changes in interest rates. IRR results from the difference in the maturity or repricing frequency of a financial institution's interest earning assets and its interest bearing liabilities. IRR is the fundamental method by which financial institutions earn income and create shareholder value. Excessive exposure to IRR could pose a significant risk to our earnings and capital.

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

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2013, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given prevailing interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.

The following table summarizes our interest rate sensitivity as of:

	March 31, 2013
Immediate basis point change asumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-2.32%	—	-0.46%	-1.47%	-1.71%	-2.33%

	December 31, 2012
Immediate basis point change asumption (short-term rates)	-100	0	100	200	300	400

Percent change in net income vs. constant rates	-1.61%	—	0.49%	-1.58%	-1.74%	-2.16%

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

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2013 and December 31, 2012. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows. During the first quarter of 2012, we engaged the services of a third party to analyze our historical loan prepayment speeds and non-contractual deposit decay rates. We have reviewed the results of the analyses in detail and feel that it reasonably reflects the prepayment speeds and decay rates of our loan and deposit portfolios

	March 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,024	$—	$240	$—	$—	$—	$8,264	$8,270
Average interest rates	0.69%	—	1.25%	—	—	—	0.71%
Trading securities	$1,043	$520	$—	$—	$—	$—	$1,563	$1,563
Average interest rates	3.12%	2.72%	—	—	—	—	2.99%
AFS securities	$120,539	$85,528	$55,315	$47,665	$41,238	$170,646	$520,931	$520,931
Average interest rates	2.38%	2.31%	2.52%	2.69%	2.81%	2.43%	2.46%
Fixed interest rate loans (1)	$129,631	$98,252	$97,414	$93,396	$95,261	$102,582	$616,536	$627,348
Average interest rates	5.51%	5.53%	5.42%	4.89%	4.50%	4.48%	5.08%
Variable interest rate loans (1)	$60,038	$25,878	$21,891	$17,884	$15,065	$10,230	$150,986	$150,986
Average interest rates	5.50%	4.03%	4.00%	3.65%	3.37%	3.73%	4.48%
Rate sensitive liabilities
Borrowed funds	$69,365	$21,045	$32,000	$30,000	$40,000	$40,000	$232,410	$239,425
Average interest rates	0.47%	0.70%	1.62%	1.88%	2.46%	3.02%	1.61%
Savings and NOW accounts	$38,743	$35,003	$31,428	$28,245	$25,410	$273,107	$431,936	$431,936
Average interest rates	0.13%	0.13%	0.13%	0.13%	0.13%	0.12%	0.12%
Fixed interest rate time deposits	$204,092	$79,287	$68,892	$51,522	$38,275	$17,310	$459,378	$466,688
Average interest rates	1.08%	1.69%	2.14%	1.94%	1.61%	1.59%	1.50%
Variable interest rate time deposits	$740	$384	$—	$—	$—	$—	$1,124	$1,124
Average interest rates	0.42%	0.43%	—	—	—	—	0.42%

	December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$6,411	$100	$240	$—	$—	$—	$6,751	$6,761
Average interest rates	0.86%	0.35%	1.25%	—	—	—	0.86%
Trading securities	$1,051	$522	$—	$—	$—	$—	$1,573	$1,573
Average interest rates	2.68%	2.54%	—	—	—	—	2.63%
AFS securities	$124,452	$83,606	$49,419	$42,655	$35,504	$168,374	$504,010	$504,010
Average interest rates	2.42%	2.30%	2.53%	2.82%	2.89%	2.48%	2.50%
Fixed interest rate loans (1)	$138,840	$96,013	$91,353	$85,095	$109,057	$89,760	$610,118	$622,329
Average interest rates	5.74%	5.62%	5.57%	5.21%	4.60%	4.63%	5.26%
Variable interest rate loans (1)	$64,482	$28,076	$24,669	$12,650	$22,061	$10,697	$162,635	$162,635
Average interest rates	4.90%	3.77%	3.96%	3.89%	3.36%	3.90%	4.21%
Rate sensitive liabilities
Borrowed funds	$77,865	$10,814	$42,322	$20,000	$40,000	$50,000	$241,001	$248,822
Average interest rates	0.46%	0.65%	1.14%	2.67%	2.15%	3.03%	1.59%
Savings and NOW accounts	$35,796	$32,794	$29,476	$26,520	$23,885	$261,126	$409,597	$409,597
Average interest rates	0.13%	0.13%	0.12%	0.12%	0.12%	0.11%	0.12%
Fixed interest rate time deposits	$204,972	$76,373	$71,685	$51,232	$40,523	$18,399	$463,184	$471,479
Average interest rates	1.13%	1.69%	2.10%	2.14%	1.72%	1.67%	1.55%
Variable interest rate time deposits	$782	$369	$—	$—	$—	$—	$1,151	$1,151
Average interest rates	0.46%	0.45%	—	—	—	—	0.46%

(1)	The fair value reported is exclusive of the allocation of the ALLL.

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

Item 4 – Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2013, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(A)	None

(B)	None

(C) Repurchases of Common Stock

We have adopted and publically announced a common stock repurchase plan. The plan was last amended on April 26, 2012, to allow for the repurchase of an additional 150,000 shares of common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended March 31, 2013, with respect to this plan:

			Total Number of
			Shares Purchased	Maximum Number of
	Shares Repurchased		as Part of Publicly	Shares That May Yet Be
		Average Price	Announced Plan	Purchased Under the
	Number	Per Share	or Program	Plans or Programs
Balance, December 31, 2012				85,410
January 1 - 31, 2013	6,700	$21.94	6,700	78,710
February 1 - 28, 2013	5,501	23.09	5,501	73,209
March 1 - 31, 2013	8,308	24.80	8,308	64,901

Total	20,509	$23.40	20,509	64,901

Item 6 - Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date: April 29, 2013	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2013	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)