Form 10-Q
period 2013-06-30
ISABELLA BANK CORP
filed 2013-08-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013
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
Common Stock no par value, 7,711,460 as of 7/25/2013

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

AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income (loss)	IRR: Interest Rate Risk
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	Moody’s: Moody’s Investors Service, Inc
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CRA: Community Reinvestment Act	NASDAQ: NASDAQ Stock Market Index
DIF: Deposit Insurance Fund	NASDAQ Banks: NASDAQ Bank Stock Index
DIFS: Department of Insurance and Financial Services	NAV: Net asset value
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NOW: Negotiable order of withdrawal
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	NSF: Non-sufficient funds
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI: Other comprehensive income (loss)
ESOP: Employee stock ownership plan	OMSRs: Originated mortgage servicing rights
Exchange Act: Securities Exchange Act of 1934	OREO: Other real estate owned
FASB: Financial Accounting Standards Board	OTC: Over-the-Counter
FDI Act: Federal Deposit Insurance Act	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PBO: Projected Benefit Obligation
FFIEC: Federal Financial Institutions Examinations Council	PCAOB: Public Company Accounting Oversight Board
Fitch: Fitch Ratings	Rabbi Trust: A trust established to fund the Directors Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	S&P: Standard & Poor
FTE: Fully taxable equivalent	TDR: Troubled debt restructuring
GAAP: U.S. generally accepted accounting principles	XBRL: eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30 2013	December 31 2012
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$21,289	$22,634
Interest bearing balances due from banks	77	2,286
Total cash and cash equivalents	21,366	24,920
Certificates of deposit held in other financial institutions	1,810	4,465
Trading securities	950	1,573
AFS securities (amortized cost of $499,891 in 2013 and $490,420 in 2012)	499,424	504,010
Mortgage loans AFS	743	3,633
Loans
Commercial	389,044	371,505
Agricultural	87,516	83,606
Residential real estate	293,158	284,148
Consumer	33,734	33,494
Total loans	803,452	772,753
Less allowance for loan and lease losses	11,700	11,936
Net loans	791,752	760,817
Premises and equipment	25,852	25,787
Corporate owned life insurance policies	24,101	22,773
Accrued interest receivable	5,232	5,227
Equity securities without readily determinable fair values	18,242	18,118
Goodwill and other intangible assets	46,418	46,532
Other assets	15,525	12,784
TOTAL ASSETS	$1,451,415	$1,430,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$139,942	$143,735
NOW accounts	173,184	181,259
Certificates of deposit under $100 and other savings	468,094	455,546
Certificates of deposit over $100	240,204	237,127
Total deposits	1,021,424	1,017,667
Borrowed funds	262,460	241,001
Accrued interest payable and other liabilities	8,243	7,482
Total liabilities	1,292,127	1,266,150
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,703,589 shares (including 4,742 shares held in the Rabbi Trust) in 2013 and 7,671,846 shares (including 5,130 shares held in the Rabbi Trust) in 2012	137,321	136,580
Shares to be issued for deferred compensation obligations	3,871	3,734
Retained earnings	22,244	19,168
Accumulated other comprehensive income (loss)	(4,148)	5,007
Total shareholders’ equity	159,288	164,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,451,415	$1,430,639
See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest income
Loans, including fees	$10,280	$10,849	$20,610	$21,789
AFS securities
Taxable	1,798	1,988	3,632	3,877
Nontaxable	1,244	1,216	2,478	2,420
Trading securities	9	22	23	64
Federal funds sold and other	109	113	225	242
Total interest income	13,440	14,188	26,968	28,392
Interest expense
Deposits	1,822	2,368	3,696	4,880
Borrowings	959	1,061	1,906	2,253
Total interest expense	2,781	3,429	5,602	7,133
Net interest income	10,659	10,759	21,366	21,259
Provision for loan losses	215	439	515	900
Net interest income after provision for loan losses	10,444	10,320	20,851	20,359
Noninterest income
Service charges and fees	1,747	1,628	3,291	3,257
Gain (loss) on sale of mortgage loans	249	279	607	658
Earnings on corporate owned life insurance policies	190	177	359	348
Gain (loss) on sale of AFS securities	—	—	99	1,003
Other	550	460	827	819
Total noninterest income	2,736	2,544	5,183	6,085
Noninterest expenses
Compensation and benefits	5,236	5,232	10,681	10,533
Furniture and equipment	1,192	1,170	2,381	2,260
Occupancy	641	599	1,306	1,240
AFS security impairment loss
Total other-than-temporary impairment loss	—	—	—	486
Portion of loss reported in other comprehensive income (loss)	—	—	—	(204)
Net AFS security impairment loss	—	—	—	282
Other	2,255	2,187	4,147	4,446
Total noninterest expenses	9,324	9,188	18,515	18,761
Income before federal income tax expense	3,856	3,676	7,519	7,683
Federal income tax expense	643	672	1,219	1,445
NET INCOME	$3,213	$3,004	$6,300	$6,238
Earnings per share
Basic	$0.42	$0.40	$0.82	$0.82
Diluted	$0.41	$0.39	$0.80	$0.80
Cash dividends per basic share	$0.21	$0.20	$0.42	$0.40

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$3,213	$3,004	$6,300	$6,238
Unrealized gains (losses) on AFS securities:
Unrealized gains (losses) arising during the period	(11,997)	1,420	(13,958)	2,219
Reclassification adjustment for net realized (gains) losses included in net income	—	—	(99)	(1,003)
Reclassification adjustment for impairment loss included in net income	—	—	—	282
Net unrealized gains (losses)	(11,997)	1,420	(14,057)	1,498
Tax effect (1)	3,979	(546)	4,902	(27)
Other comprehensive income (loss)	(8,018)	874	(9,155)	1,471
Comprehensive income (loss)	$(4,805)	$3,878	$(2,855)	$7,709

(1)	See “Note 10 – Federal Income Taxes” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2012	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783
Comprehensive income (loss)	—	—	—	6,238	1,471	7,709
Issuance of common stock	54,900	1,322	—	—	—	1,322
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	95	(95)	—	—	—
Share-based payment awards under equity compensation plan	—	—	295	—	—	295
Common stock purchased for deferred compensation obligations	—	(225)	—	—	—	(225)
Common stock repurchased pursuant to publicly announced repurchase plan	(41,581)	(995)	—	—	—	(995)
Cash dividends ($0.40 per share)	—	—	—	(3,034)	—	(3,034)
Balance, June 30, 2012	7,602,545	$134,931	$4,724	$16,240	$3,960	$159,855
Balance, January 1, 2013	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489
Comprehensive income (loss)	—	—	—	6,300	(9,155)	(2,855)
Issuance of common stock	77,568	1,900	—	—	—	1,900
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	121	(121)	—	—	—
Share-based payment awards under equity compensation plan	—	—	258	—	—	258
Common stock purchased for deferred compensation obligations	—	(166)	—	—	—	(166)
Common stock repurchased pursuant to publicly announced repurchase plan	(45,825)	(1,114)	—	—	—	(1,114)
Cash dividends ($0.42 per share)	—	—	—	(3,224)	—	(3,224)
Balance, June 30, 2013	7,703,589	$137,321	$3,871	$22,244	$(4,148)	$159,288

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30
	2013	2012
OPERATING ACTIVITIES
Net income	$6,300	$6,238
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	515	900
Impairment of foreclosed assets	92	17
Depreciation	1,249	1,195
Amortization and impairment of OMSRs	210	287
Amortization of acquisition intangibles	114	133
Net amortization of AFS securities	1,131	1,076
AFS security impairment loss	—	282
(Gain) loss on sale of AFS securities	(99)	(1,003)
Net unrealized (gains) losses on trading securities	18	32
Net gain on sale of mortgage loans	(607)	(658)
Net unrealized (gains) losses on borrowings measured at fair value	—	(33)
Increase in cash value of corporate owned life insurance policies	(359)	(348)
Share-based payment awards under equity compensation plan	258	295
Origination of loans held-for-sale	(35,014)	(46,386)
Proceeds from loan sales	38,511	47,902
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	605	2,680
Accrued interest receivable	(5)	631
Other assets	914	(1,132)
Accrued interest payable and other liabilities	761	(161)
Net cash provided by (used in) operating activities	14,594	11,947
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	2,655	2,044
Activity in AFS securities
Sales	9,857	24,241
Maturities and calls	46,780	37,922
Purchases	(67,140)	(112,835)
Loan principal originations, net	(32,185)	(6,768)
Proceeds from sales of foreclosed assets	1,556	647
Purchases of premises and equipment	(1,314)	(1,298)
Purchases of corporate owned life insurance policies	(1,092)	—
Proceeds from redemption of corporate owned life insurance policies	123	—
Net cash provided by (used in) investing activities	(40,760)	(56,047)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2013	2012
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	3,757	20,664
Increase (decrease) in borrowed funds	21,459	18,029
Cash dividends paid on common stock	(3,224)	(3,034)
Proceeds from issuance of common stock	1,900	1,322
Common stock repurchased	(1,114)	(995)
Common stock purchased for deferred compensation obligations	(166)	(225)
Net cash provided by (used in) financing activities	22,612	35,761
Increase (decrease) in cash and cash equivalents	(3,554)	(8,339)
Cash and cash equivalents at beginning of period	24,920	28,590
Cash and cash equivalents at end of period	$21,366	$20,251
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,667	$7,291
Federal income taxes paid	702	836
SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION:
Transfers of loans to foreclosed assets	$735	$1,150

See notes to interim condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)

Note 1 – Basis of Presentation
As used in these notes as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report for the year ended December 31, 2012.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our annual report for the year ended December 31, 2012.
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
Earnings per common share have been computed based on the following:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Average number of common shares outstanding for basic calculation	7,701,042	7,592,668	7,689,092	7,593,462
Average potential effect of shares in the Directors Plan (1)	168,323	203,603	166,800	201,743
Average number of common shares outstanding used to calculate diluted earnings per common share	7,869,365	7,796,271	7,855,892	7,795,205
Net income	$3,213	$3,004	$6,300	$6,238
Earnings per share
Basic	$0.42	$0.40	$0.82	$0.82
Diluted	$0.41	$0.39	$0.80	$0.80

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Recently Adopted Accounting Standards Update
ASU No. 2013-02: “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”
In February 2013, ASU No. 2013-02 amended ASC Topic 220, “Comprehensive Income” to require disclosures related to reclassifications out of AOCI in one place. The ASU also requires the disclosure of reclassifications out of AOCI by component. The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2012 and did not have a financial impact on the Corporation, but increased the level of disclosures related to AOCI (see "Note 13 – Accumulated Other Comprehensive Income (Loss)").

Note 4 – Trading Securities
Trading securities, at fair value, consist of the following investments at:

	June 30 2013	December 31 2012
States and political subdivisions	$950	$1,573
Included in net trading losses of $18 during the first six months of 2013 were $4 of net unrealized trading losses on securities that were held in our trading portfolio as of June 30, 2013. Included in net trading losses of $32 during the first six months of 2012 were $10 of net unrealized trading losses on securities that were held in our trading portfolio as of June 30, 2012.
Note 5 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,184	$16	$951	$24,249
States and political subdivisions	184,157	5,567	2,422	187,302
Auction rate money market preferred	3,200	—	257	2,943
Preferred stocks	6,800	66	307	6,559
Mortgage-backed securities	151,530	862	2,985	149,407
Collateralized mortgage obligations	129,020	1,445	1,501	128,964
Total	$499,891	$7,956	$8,423	$499,424

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,668	$108	$—	$25,776
States and political subdivisions	174,118	9,190	565	182,743
Auction rate money market preferred	3,200	—	422	2,778
Preferred stocks	6,800	—	437	6,363
Mortgage-backed securities	152,256	3,199	110	155,345
Collateralized mortgage obligations	128,378	2,627	—	131,005
Total	$490,420	$15,124	$1,534	$504,010

The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2013 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$72	$25,112	$—	$—	$25,184
States and political subdivisions	9,925	35,019	92,688	46,525	—	184,157
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	151,530	151,530
Collateralized mortgage obligations	—	—	—	—	129,020	129,020
Total amortized cost	$9,925	$35,091	$117,800	$46,525	$290,550	$499,891
Fair value	$9,998	$36,221	$119,783	$45,549	$287,873	$499,424
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
A summary of the activity related to sales of AFS securities was as follows for the three and six month periods ended:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Proceeds from sales of AFS securities	$—	$—	$9,857	$24,241
Gross realized gains (losses)	$—	$—	$99	$1,003
Applicable income tax expense (benefit)	$—	$—	$34	$341
The cost basis used to determine the realized gains or losses of securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at June 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$951	$23,043	$—	$—	$951
States and political subdivisions	1,901	39,297	521	2,090	2,422
Auction rate money market preferred	—	—	257	2,943	257
Preferred stocks	—	—	307	3,493	307
Mortgage-backed securities	2,985	93,842	—	—	2,985
Collateralized mortgage obligations	1,501	54,368	—	—	1,501
Total	$7,338	$210,550	$1,085	$8,526	$8,423
Number of securities in an unrealized loss position:		155		6	161

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$80	$5,019	$485	$2,352	$565
Auction rate money market preferred	—	—	422	2,778	422
Preferred stocks	—	—	437	3,363	437
Mortgage-backed securities	110	25,499	—	—	110
Total	$190	$30,518	$1,344	$8,493	$1,534
Number of securities in an unrealized loss position:		15		6	21
As of June 30, 2013 and December 31, 2012, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the three month period ended March 31, 2012, we had one state issued student loan auction rate AFS investment security (which is included in states and political subdivisions) that was downgraded by Moody’s from A3 to Caa3. As a result of this downgrade, we engaged the services of an independent investment valuation firm to estimate the amount of credit losses (if any) related to this particular issue as of March 31, 2012. The evaluation calculated a range of estimated credit losses utilizing two different bifurcation methods:
1) Discounted Cash Flow Method.
2) Credit Yield Analysis Method.
The two methods were then weighted, with a higher weighting applied to the Discounted Cash Flow Method, to determine the estimated credit related impairment. As a result of this analysis we recognized an OTTI of $282 in earnings in the quarter ended March 31, 2012.
A summary of key valuation assumptions used in the aforementioned analysis as of March 31, 2012, follows:

Discounted Cash Flow Method
Ratings
Fitch	Not Rated
Moody’s	Caa3
S&P	A
Seniority	Senior
Discount rate	LIBOR + 6.35%

Credit Yield Analysis Method
Credit discount rate	LIBOR + 4.00%
Average observed discounts based on closed transactions	14.00%
To test for additional impairment of this security during the three and six months ended June 30, 2013, we obtained another investment valuation (from the same firm engaged to perform the initial valuation as of March 31, 2012) as of June 30, 2013. Based on our analysis, no additional OTTI was indicated as of June 30, 2013.

The following table provides a roll-forward of credit related impairment recognized in earnings for the:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Balance at beginning of period	$282	$282	$282	$—
Additions to credit losses for which no previous OTTI was recognized	—	—	—	282
Balance at end of period	$282	$282	$282	$282
Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell these securities in an unrealized loss position, and considering it is unlikely that we will have to sell the securities before recovery of their cost basis, we do not believe that the values of any other securities are other-than-temporarily impaired as of June 30, 2013, or December 31, 2012.
Note 6 – Loans and ALLL
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, light manufacturing, retail, gaming, tourism, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.
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
The accrual of interest on commercial, agricultural, and residential real estate loans is typically discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. The interest on these loans is accounted for on the cash basis, until qualifying for return to accrual status. Loans are typically returned to accrual status after six months of continuous performance. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and states and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of credit exposure to any one borrower to $12,500. Borrowers with credit needs of more than $12,500 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans generally require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports as deemed necessary.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the net realizable value of the loan’s underlying collateral or the net present value of the projected payment stream and our recorded investment. Historical loss allocations were calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding five years. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2013	$6,897	$321	$3,634	$732	$325	$11,909
Loans charged-off	(234)	—	(397)	(88)	—	(719)
Recoveries	166	—	61	68	—	295
Provision for loan losses	(357)	14	378	(65)	245	215
June 30, 2013	$6,472	$335	$3,676	$647	$570	$11,700

	Allowance for Loan Losses
	Six Months Ended June 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(445)	—	(587)	(209)	—	(1,241)
Recoveries	223	—	114	153	—	490
Provision for loan losses	(168)	(72)	522	37	196	515
June 30, 2013	$6,472	$335	$3,676	$647	$570	$11,700

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,642	$31	$1,744	$—	$—	$3,417
Collectively evaluated for impairment	4,830	304	1,932	647	570	8,283
Total	$6,472	$335	$3,676	$647	$570	$11,700
Loans
Individually evaluated for impairment	$13,639	$576	$10,720	$54		$24,989
Collectively evaluated for impairment	375,405	86,940	282,438	33,680		778,463
Total	$389,044	$87,516	$293,158	$33,734		$803,452

	Allowance for Loan Losses
	Three Months Ended June 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2012	$5,728	$859	$3,702	$625	$1,461	$12,375
Loans charged-off	(237)	—	(238)	(146)	—	(621)
Recoveries	42	—	20	63	—	125
Provision for loan losses	475	(426)	185	125	80	439
June 30, 2012	$6,008	$433	$3,669	$667	$1,541	$12,318

	Allowance for Loan Losses
	Six Months Ended June 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged-off	(686)	—	(353)	(237)	—	(1,276)
Recoveries	128	—	61	130	—	319
Provision for loan losses	282	(570)	981	141	66	900
June 30, 2012	$6,008	$433	$3,669	$667	$1,541	$12,318

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,050	$91	$1,796	$—	$—	$3,937
Collectively evaluated for impairment	4,812	316	1,831	666	374	7,999
Total	$6,862	$407	$3,627	$666	$374	$11,936
Loans
Individually evaluated for impairment	$14,456	$723	$10,704	$75		$25,958
Collectively evaluated for impairment	357,049	82,883	273,444	33,419		746,795
Total	$371,505	$83,606	$284,148	$33,494		$772,753

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	June 30, 2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$21,836	$16,358	$38,194	$3,523	$3,273	$6,796
3 - High satisfactory	94,390	40,835	135,225	24,305	14,758	39,063
4 - Low satisfactory	133,379	44,636	178,015	24,782	13,248	38,030
5 - Special mention	14,315	1,314	15,629	803	201	1,004
6 - Substandard	17,350	2,138	19,488	958	1,268	2,226
7 - Vulnerable	1,068	78	1,146	—	248	248
8 - Doubtful	1,327	20	1,347	—	149	149
Total	$283,665	$105,379	$389,044	$54,371	$33,145	$87,516

	December 31, 2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$25,209	$15,536	$40,745	$2,955	$2,313	$5,268
3 - High satisfactory	83,805	28,974	112,779	16,972	11,886	28,858
4 - Low satisfactory	127,423	45,143	172,566	27,291	15,437	42,728
5 - Special mention	16,046	1,692	17,738	1,008	3,191	4,199
6 - Substandard	20,029	2,224	22,253	1,167	1,217	2,384
7 - Vulnerable	1,512	2,294	3,806	—	—	—
8 - Doubtful	1,596	22	1,618	—	169	169
Total	$275,620	$95,885	$371,505	$49,393	$34,213	$83,606
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
Our primary credit quality indicators for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,224	$490	$—	$1,806	$3,520	$280,145	$283,665
Commercial other	403	113	192	78	786	104,593	105,379
Total commercial	1,627	603	192	1,884	4,306	384,738	389,044
Agricultural
Agricultural real estate	377	19	—	—	396	53,975	54,371
Agricultural other	—	12	—	248	260	32,885	33,145
Total agricultural	377	31	—	248	656	86,860	87,516
Residential real estate
Senior liens	2,461	462	316	1,427	4,666	234,597	239,263
Junior liens	199	29	—	71	299	14,220	14,519
Home equity lines of credit	90	25	—	—	115	39,261	39,376
Total residential real estate	2,750	516	316	1,498	5,080	288,078	293,158
Consumer
Secured	46	—	12	21	79	28,984	29,063
Unsecured	19	6	—	—	25	4,646	4,671
Total consumer	65	6	12	21	104	33,630	33,734
Total	$4,819	$1,156	$520	$3,651	$10,146	$793,306	$803,452

	December 31, 2012
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,304	$161	$63	$2,544	$4,072	$271,548	$275,620
Commercial other	606	—	40	2,294	2,940	92,945	95,885
Total commercial	1,910	161	103	4,838	7,012	364,493	371,505
Agricultural
Agricultural real estate	—	—	—	—	—	49,393	49,393
Agricultural other	90	—	—	169	259	33,954	34,213
Total agricultural	90	—	—	169	259	83,347	83,606
Residential real estate
Senior liens	2,000	346	320	2,064	4,730	223,532	228,262
Junior liens	232	—	—	50	282	16,207	16,489
Home equity lines of credit	237	—	—	182	419	38,978	39,397
Total residential real estate	2,469	346	320	2,296	5,431	278,717	284,148
Consumer
Secured	127	33	4	—	164	28,118	28,282
Unsecured	31	3	1	—	35	5,177	5,212
Total consumer	158	36	5	—	199	33,295	33,494
Total	$4,627	$543	$428	$7,303	$12,901	$759,852	$772,753
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part),

2.	The loan has been classified as a TDR, or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impairment is measured on a loan-by-loan basis for residential real estate and consumer loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate.

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of, and for the periods ended:

	June 30, 2013			December 31, 2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,919	$7,420	$1,578	$7,295	$7,536	$1,653
Commercial other	1,468	1,468	64	2,140	2,140	397
Agricultural real estate	91	91	31	91	91	32
Agricultural other	—	—	—	420	420	59
Residential real estate senior liens	10,475	11,675	1,731	10,450	11,672	1,783
Residential real estate junior liens	71	109	13	72	118	13
Total impaired loans with a valuation allowance	$19,024	$20,763	$3,417	$20,468	$21,977	$3,937
Impaired loans without a valuation allowance
Commercial real estate	$4,405	$5,139		$3,749	$4,408
Commercial other	847	958		1,272	1,433
Agricultural real estate	132	132		—	—
Agricultural other	353	473		212	332
Home equity lines of credit	174	474		182	482
Consumer secured	54	54		75	84
Total impaired loans without a valuation allowance	$5,965	$7,230		$5,490	$6,739
Impaired loans
Commercial	$13,639	$14,985	$1,642	$14,456	$15,517	$2,050
Agricultural	576	696	31	723	843	91
Residential real estate	10,720	12,258	1,744	10,704	12,272	1,796
Consumer	54	54	—	75	84	—
Total impaired loans	$24,989	$27,993	$3,417	$25,958	$28,716	$3,937

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,990	$102	$8,084	$221
Commercial other	764	37	932	38
Agricultural real estate	91	1	124	4
Agricultural other	—	—	105	—
Residential real estate senior liens	10,466	110	10,460	209
Residential real estate junior liens	85	1	85	1
Total impaired loans with a valuation allowance	$19,396	$251	$19,790	$473
Impaired loans without a valuation allowance
Commercial real estate	$3,954	$85	$3,790	$158
Commercial other	1,020	19	1,126	59
Agricultural real estate	133	2	67	2
Agricultural other	458	(11)	423	(4)
Home equity lines of credit	179	5	181	9
Consumer secured	63	1	68	2
Total impaired loans without a valuation allowance	$5,807	$101	$5,655	$226
Impaired loans
Commercial	$13,728	$243	$13,932	$476
Agricultural	682	(8)	719	2
Residential real estate	10,730	116	10,726	219
Consumer	63	1	68	2
Total impaired loans	$25,203	$352	$25,445	$699

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,444	$83	$6,165	$181
Commercial other	829	16	777	28
Agricultural real estate	—	—	—	—
Agricultural other	2,145	36	2,306	73
Residential real estate senior liens	7,862	92	7,706	175
Residential real estate junior liens	175	2	183	4
Total impaired loans with a valuation allowance	$17,455	$229	$17,137	$461
Impaired loans without a valuation allowance
Commercial real estate	$6,789	$112	$7,299	$179
Commercial other	2,249	34	1,777	65
Agricultural real estate	274	—	232	—
Agricultural other	607	3	595	7
Home equity lines of credit	195	4	197	8
Consumer secured	89	1	95	3
Total impaired loans without a valuation allowance	$10,203	$154	$10,195	$262
Impaired loans
Commercial	$16,311	$245	$16,018	$453
Agricultural	3,026	39	3,133	80
Residential real estate	8,232	98	8,086	187
Consumer	89	1	95	3
Total impaired loans	$27,658	$383	$27,332	$723
As of June 30, 2013 and December 31, 2012, we had committed to advance $61 and $9, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the periods ended:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	7	$3,153	$2,957	7	$3,153	$2,957
Agricultural other	—	—	—	1	134	134
Residential real estate senior liens	7	635	635	15	1,435	1,418
Total	14	$3,788	$3,592	23	$4,722	$4,509

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	5	$305	$305	26	$4,891	$4,891
Agricultural other	—	—	—	6	561	561
Residential real estate senior liens	7	684	684	12	1,405	1,405
Total	12	$989	$989	44	$6,857	$6,857

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$1,357	4	$1,796	3	$1,357	4	$1,796
Agricultural other	—	—	—	—	1	134	—	—
Residential real estate senior liens	4	414	3	221	7	625	8	810
Total	7	$1,771	7	$2,017	11	$2,116	12	$2,606

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$160	2	$145	24	$4,746	2	$145
Agricultural other	—	—	—	—	6	561	—	—
Residential real estate senior liens	4	324	3	360	4	324	8	1,081
Total	7	$484	5	$505	34	$5,631	10	$1,226
We did not restructure any loans through the forbearance of principal or accrued interest in the three and six month periods ended June 30, 2013 or 2012.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six month periods ended June 30, 2013, which were modified within 12 months prior to the default date.

Following is a summary of loans that defaulted in the three and six month periods ended June 30, 2012, which were modified within 12 months prior to the default date:

	Three Months Ended June 30, 2012				Six Months Ended June 30, 2012
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	2	$50	$25	$25	3	$132	$67	$65
Residential real estate senior liens	—	—	—	—	1	47	43	4
Consumer secured	1	8	8	—	1	8	8	—
Total	3	$58	$33	$25	5	$187	$118	$69
The following is a summary of TDR loan balances as of:

	June 30 2013	December 31 2012
TDRs	$20,857	$19,355
Note 7 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2013	December 31 2012
FHLB Stock	$8,100	$7,850
Corporate Settlement Solutions, LLC	6,919	7,040
FRB Stock	1,879	1,879
Valley Financial Corporation	1,000	1,000
Other	344	349
Total	$18,242	$18,118
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30 2013	December 31 2012
FHLB advances	$162,000	$152,000
Securities sold under agreements to repurchase without stated maturity dates	71,668	66,147
Securities sold under agreements to repurchase with stated maturity dates	16,292	16,284
Federal funds purchased	12,500	6,570
Total	$262,460	$241,001
The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock. As of June 30, 2013, we had the ability to borrow up to an additional $91,951, based on assets pledged as collateral. During the first quarter of 2013 and 2012, we reduced funding costs by modifying the term of $30,000 and $60,000, respectively, of FHLB advances.

The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Fixed rate advances due 2013	$10,000	0.33%	$—	—%
Fixed rate advances due 2014	10,000	0.48%	10,000	0.48%
Fixed rate advances due 2015	32,000	0.84%	42,000	1.12%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	40,000	2.15%
Fixed rate advances due 2018	30,000	2.49%	20,000	2.86%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.73%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2023	10,000	3.90%	—	—%
Total	$162,000	1.92%	$152,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $122,362 and $143,322 at June 30, 2013 and December 31, 2012, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table provides a summary of short-term borrowings for the three and six month periods ended:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$71,668	$69,692	0.15%	$58,584	$58,045	0.20%
Federal funds purchased	13,700	6,022	0.57%	17,900	7,025	0.47%

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$71,668	$65,363	0.15%	$58,584	$55,436	0.11%
Federal funds purchased	13,700	3,646	0.56%	17,900	3,552	0.23%
We had pledged certificates of deposit held in other financial institutions, trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at:

	June 30 2013	December 31 2012
Pledged to secure borrowed funds	$307,647	$308,628
Pledged to secure repurchase agreements	122,362	143,322
Pledged for public deposits and for other purposes necessary or required by law	22,331	22,955
Total	$452,340	$474,905
We had no investment securities that are restricted to be pledged for specific purposes.

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses are as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Marketing and community relations	$432	$535	$674	$1,029
FDIC insurance premiums	273	213	545	428
Directors fees	205	209	404	419
Audit and related fees	162	154	301	330
Education and travel	116	139	238	266
Postage and freight	94	94	193	195
Printing and supplies	99	110	185	219
Legal fees	120	81	180	143
Consulting fees	83	71	155	258
Other	671	581	1,272	1,159
Total other	$2,255	$2,187	$4,147	$4,446
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Income taxes at 34% statutory rate	$1,311	$1,250	$2,556	$2,612
Effect of nontaxable income
Interest income on tax exempt municipal securities	(400)	(388)	(801)	(779)
Earnings on corporate owned life insurance policies	(65)	(60)	(122)	(118)
Other	(222)	(141)	(450)	(292)
Total effect of nontaxable income	(687)	(589)	(1,373)	(1,189)
Effect of nondeductible expenses	19	11	36	22
Federal income tax expense	$643	$672	$1,219	$1,445
Included in OCI for the three and six month periods ended June 30, 2013 and 2012 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of OCI follows for the:

	Three Months Ended June 30
	2013			2012
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(363)	$(11,634)	$(11,997)	$(185)	$1,605	$1,420
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	—	—
Reclassification adjustment for impairment loss included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	(363)	(11,634)	(11,997)	(185)	1,605	1,420
Tax effect	—	3,979	3,979	—	(546)	(546)
Unrealized gains (losses), net of tax	$(363)	$(7,655)	$(8,018)	$(185)	$1,059	$874

	Six Months Ended June 30
	2013			2012
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$295	$(14,253)	$(13,958)	$1,419	$800	$2,219
Reclassification adjustment for net realized (gains) losses included in net income	—	(99)	(99)	—	(1,003)	(1,003)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	282	282
Net unrealized gains (losses)	295	(14,352)	(14,057)	1,419	79	1,498
Tax effect	—	4,902	4,902	—	(27)	(27)
Unrealized gains (losses), net of tax	$295	$(9,450)	$(9,155)	$1,419	$52	$1,471

Note 11 – Defined Benefit Pension Plan
We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the individual employee’s five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We contributed $215 and $709 to the plan during the six month periods ended June 30, 2013 and 2012, respectively. We do not anticipate any further contributions to the plan in 2013.

Following are the components of net periodic benefit cost for the three and six month periods ended:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Interest cost on PBO	$112	$117	$225	$235
Expected return on plan assets	(144)	(127)	(287)	(254)
Amortization of unrecognized actuarial net loss	82	73	165	146
Net periodic benefit cost	$50	$63	$103	$127
Note 12 – Fair Value
Following is a description of the valuation methodologies, key inputs, and an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.
Cash and cash equivalents: The carrying amounts of cash and short term investments, including Federal funds sold, approximate fair values. As such, we classify cash and demand deposits due from banks as Level 1.
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
AFS and trading securities: AFS and trading securities are recorded at fair value on a recurring basis. Level 1 fair value measurement is based upon quoted prices for identical instruments. Level 2 fair value measurement is based upon quoted prices for similar instruments. If quoted prices are not available, fair values are measured using independent pricing models or other model based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. The values for Level 1 and Level 2 investment securities are generally obtained from an independent third party. On a quarterly basis, we compare the values provided to alternative pricing sources.
Mortgage loans AFS: Mortgage loans AFS are carried at the lower of cost or fair value. The fair value of Mortgage loans AFS are based on what price secondary markets are currently offering for portfolios with similar characteristics. As such, we classify Mortgage loans AFS subject to nonrecurring fair value adjustments as Level 2.
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
We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
We review the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, we utilize independent appraisals, broker price opinions, or internal evaluations. We review these valuations to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. We use these valuations to determine if any charge-offs or specific reserves are necessary. We may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated. Due to the inherent level of estimation in the valuation process, we record impaired loans as nonrecurring Level 3.

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of:

	June 30, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$8,802	Duration of cash flows:	8-120 Months
		Reduction in interest rate from original loan terms:	5.00% - 6.63%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$12,770	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

	December 31, 2012
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$8,726	Duration of cash flows:	14-120 Months
		Reduction in interest rate from original loan terms:	5.00% - 6.25%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,295	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value. As such, we classify accrued interest receivable as Level 1.
Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB Stock and FRB Stock as well as our ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. The investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the first quarter 2007. We are not the managing entity of Corporate Settlement Solutions, LLC, and therefore, we account for our investment under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a de novo bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007.
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
Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets (which are included in other assets) are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. Due to the inherent level of estimation in the valuation process, we record foreclosed assets as nonrecurring Level 3.

The table below lists the quantitative information related to foreclosed assets measured utilizing Level 3 fair value measurements as of:

	June 30, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,105	Real Estate	20% - 30%

	December 31, 2012
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$2,018	Real Estate	20% - 30%
Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2013 and 2012, there were no impairments recorded on goodwill and other acquisition intangibles.
OMSRs: OMSRs (which are included in other assets) are subject to impairment testing. To test for impairment, we utilize a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and discount rates. If the valuation model reflects a value less than the carrying value, OMSRs are adjusted to fair value through a valuation allowance as determined by the model. As such, we classify OMSRs subject to nonrecurring fair value adjustments as Level 2.
Deposits: The fair value of demand, savings, and money market deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts), and are classified as Level 1. Fair values for variable rate certificates of deposit approximate their recorded carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. As such, fixed rate certificates of deposit are classified as Level 2.
Borrowed funds: The carrying amounts of federal funds purchased, borrowings under overnight repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. The fair values of other borrowed funds are estimated using discounted cash flow analyses based on current incremental borrowing arrangements. As such, borrowed funds are classified as Level 2.
Accrued interest payable: The carrying amounts of accrued interest payable approximate fair value. As such, we classify accrued interest payable as Level 1.
Commitments to extend credit, standby letters of credit, and undisbursed loans: Our commitments to extend credit, standby letters of credit, and undisbursed funds have no carrying amount and are estimated to have no realizable fair value. Historically, a majority of the unused commitments to extend credit have not been drawn upon and, generally, we do not receive fees in connection with these commitments other than standby letter of credit fees, which are not significant.
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	June 30, 2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,366	$21,366	$21,366	$—	$—
Certificates of deposit held in other financial institutions	1,810	1,813	—	1,813	—
Mortgage loans AFS	743	768	—	768	—
Total loans	803,452	808,902	—	—	808,902
Less allowance for loan and lease losses	(11,700)	(11,700)	—	—	(11,700)
Net loans	791,752	797,202	—	—	797,202
Accrued interest receivable	5,232	5,232	5,232	—	—
Equity securities without readily determinable fair values (1)	18,242	18,242	—	—	—
OMSRs	2,381	2,381	—	2,381	—
LIABILITIES
Deposits without stated maturities	561,224	561,224	561,224	—	—
Deposits with stated maturities	460,200	464,148	—	464,148	—
Borrowed funds	262,460	266,633	—	266,633	—
Accrued interest payable	686	686	686	—	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$24,920	$24,920	$24,920	$—	$—
Certificates of deposit held in other financial institutions	4,465	4,475	—	4,475	—
Mortgage loans AFS	3,633	3,680	—	3,680	—
Total loans	772,753	784,964	—	—	784,964
Less allowance for loan and lease losses	(11,936)	(11,936)	—	—	(11,936)
Net loans	760,817	773,028	—	—	773,028
Accrued interest receivable	5,227	5,227	5,227	—	—
Equity securities without readily determinable fair values (1)	18,118	18,118	—	—	—
OMSRs	2,285	2,285	—	2,285	—
LIABILITIES
Deposits without stated maturities	553,332	553,332	553,332	—	—
Deposits with stated maturities	464,335	472,630	—	472,630	—
Borrowed funds	241,001	248,822	—	248,822	—
Accrued interest payable	751	751	751	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2013				December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$950	$—	$950	$—	$1,573	$—	$1,573	$—
AFS Securities
Government-sponsored enterprises	24,249	—	24,249	—	25,776	—	25,776	—
States and political subdivisions	187,302	—	187,302	—	182,743	—	182,743	—
Auction rate money market preferred	2,943	—	2,943	—	2,778	—	2,778	—
Preferred stocks	6,559	6,559	—	—	6,363	6,363	—	—
Mortgage-backed securities	149,407	—	149,407	—	155,345	—	155,345	—
Collateralized mortgage obligations	128,964	—	128,964	—	131,005	—	131,005	—
Total AFS Securities	499,424	6,559	492,865	—	504,010	6,363	497,647	—
Nonrecurring items
Impaired loans (net of the ALLL)	21,572	—	—	21,572	22,021	—	—	22,021
OMSRs	2,381	—	2,381	—	2,285	—	2,285	—
Foreclosed assets	1,105	—	—	1,105	2,018	—	—	2,018
	$525,432	$6,559	$496,196	$22,677	$531,907	$6,363	$501,505	$24,039
Percent of assets and liabilities measured at fair value		1.25%	94.44%	4.31%		1.20%	94.28%	4.52%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which an impairment, or reduction of an impairment, was recognized in the three and six month periods ended:

	Three Months Ended June 30
	2013			2012
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(8)	$—	$(8)	$(16)	$—	$(16)
Borrowed funds	—	—	—	—	—	—
Nonrecurring items			—			—
Foreclosed assets	—	(68)	(68)	—	—	—
OMSRs	—	135	135	—	(32)	(32)
Total	$(8)	$67	$59	$(16)	$(32)	$(48)

	Six Months Ended June 30
	2013			2012
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(18)	$—	$(18)	$(32)	$—	$(32)
Borrowed funds	—	—	—	—	33	33
Nonrecurring items						—
Foreclosed assets	—	(92)	(92)	—	(17)	(17)
OMSRs	—	152	152	—	42	(16)
Total	$(18)	$60	$42	$(32)	$58	$(32)
Note 13 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2013			2012
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
April 1, 2013	$7,541	$(3,671)	$3,870	$6,539	$(3,453)	$3,086
OCI before reclassifications	(11,997)	—	(11,997)	1,420	—	1,420
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	(11,997)	—	(11,997)	1,420	—	1,420
Tax effect	3,979	—	3,979	(546)	—	(546)
OCI, net of tax	(8,018)	—	(8,018)	874	—	874
June 30, 2013	$(477)	$(3,671)	$(4,148)	$7,413	$(3,453)	$3,960

	Six Months Ended June 30
	2013			2012
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
January 1, 2013	$8,678	$(3,671)	$5,007	$5,942	$(3,453)	$2,489
OCI before reclassifications	(13,958)	—	(13,958)	2,219	—	2,219
Amounts reclassified from AOCI	(99)	—	(99)	(721)	—	(721)
Subtotal	(14,057)	—	(14,057)	1,498	—	1,498
Tax effect	4,902	—	4,902	(27)	—	(27)
OCI, net of tax	(9,155)	—	(9,155)	1,471	—	1,471
June 30, 2013	$(477)	$(3,671)	$(4,148)	$7,413	$(3,453)	$3,960

The following table details reclassification adjustments and the related affected line items on our interim condensed consolidated statements of income for the noted periods:

Details about AOCI components	Amount Reclassified from AOCI				Affected Line Item in the Interim Condensed Consolidated Statements of Income
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Unrealized holding gains (losses) on AFS securities
	$—	$—	$99	$1,003	Gain (loss) on sale of AFS securities
	—	—	—	(282)	Net AFS impairment loss
	—	—	99	721	Income before federal income tax expense
	—	—	34	245	Federal income tax expense
	$—	$—	$65	$476	Net income

Note 14 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2013	December 31 2012
ASSETS
Cash on deposit at the Bank	$812	$332
AFS Securities	3,595	3,939
Investments in subsidiaries	110,500	115,781
Premises and equipment	2,091	2,041
Other assets	52,303	52,398
TOTAL ASSETS	$169,301	$174,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$10,013	$10,002
Shareholders' equity	159,288	164,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,301	$174,491

Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Income
Dividends from subsidiaries	$1,500	$1,500	$3,000	$3,125
Interest income	41	43	84	89
Management fee and other	559	551	1,067	966
Total income	2,100	2,094	4,151	4,180
Expenses
Compensation and benefits	669	604	1,381	1,214
Occupancy and equipment	119	97	230	182
Audit and related fees	93	81	158	175
Other	297	265	501	497
Total expenses	1,178	1,047	2,270	2,068
Income before income tax benefit and equity in undistributed earnings of subsidiaries	922	1,047	1,881	2,112
Federal income tax benefit	199	160	388	357
	1,121	1,207	2,269	2,469
Undistributed earnings of subsidiaries	2,092	1,797	4,031	3,769
Net income	$3,213	$3,004	$6,300	$6,238

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2013	2012
OPERATING ACTIVITIES
Net income	$6,300	$6,238
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,031)	(3,769)
Undistributed earnings of equity securities without readily determinable fair values	125	—
Share-based payment awards	258	295
Depreciation	77	54
Net amortization of AFS securities	1	2
Changes in operating assets and liabilities which used cash
Other assets	(26)	(278)
Accrued interest and other liabilities	211	(69)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,915	2,473
INVESTING ACTIVITIES
Maturities, calls, and sales of AFS securities	395	370
Purchases of equipment and premises	(127)	(81)
Repayment of advances to subsidiaries	101	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	369	289
FINANCING ACTIVITIES
Net increase (decrease) in borrowed funds	(200)	(597)
Cash dividends paid on common stock	(3,224)	(3,034)
Proceeds from the issuance of common stock	1,900	1,322
Common stock repurchased	(1,114)	(995)
Common stock purchased for deferred compensation obligations	(166)	(225)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,804)	(3,529)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	480	(767)
Cash and cash equivalents at beginning of period	332	1,474
Cash and cash equivalents at end of period	$812	$707
Note 15 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2013 and 2012 and each of the three and six month periods then ended, represented 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the three and six month periods ended June 30, 2013 and 2012. This analysis should be read in conjunction with our 2012 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
Despite compressed margins, we surpassed 2012 earnings on a quarterly and year-to-date basis due to continued improvement in credit quality, a reduction in the provision for loan losses, and loan growth of $30.70 million in the first six months of 2013. Our continued success throughout these challenging times is a direct result of our unwavering focus on community banking principles, prudent underwriting standards, and long term sustainable growth. This focus has enabled us to continue to meet the needs of the communities we serve, which translates into increased shareholder value.
As we continue to provide superior customer service, we are excited to see the construction progress on our latest branch located in Big Rapids, Michigan, which is expected to open in the third quarter. The new location will complement our existing Big Rapids office and provide additional shareholder value for years to come.
Recent Legislation
The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already had, and are expected to continue to have, a significant negative impact on our operating results. Of these three acts, the Dodd-Frank Act has had, and is likely to have, the most significant impact, along with its establishment of the Consumer Financial Protection Bureau. This particular act made sweeping changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers within the financial services sector. As a result of the implementation of some of the provisions, we have had increases in compensation costs and this trend is expected to continue.
The CFPB has begun to issue substantial proposed and final rules regarding consumer lending, including residential mortgage lending. These rules will likely further increase our compensation and outside advisor costs to ensure our compliance with the new regulations.
On July 3 , 2013, the FRB published revised BASEL III Capital standards for Banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules take effect for us on January 1, 2015 and are not expected to have a material impact on the Corporation.

RESULTS OF OPERATIONS
Selected Financial Data
The following table outlines our quarterly results of operations and provides certain performance measures for:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
INCOME STATEMENT DATA
Interest income	$13,440	$14,188	$26,968	$28,392
Interest expense	2,781	3,429	5,602	7,133
Net interest income	10,659	10,759	21,366	21,259
Provision for loan losses	215	439	515	900
Noninterest income	2,736	2,544	5,183	6,085
Noninterest expenses	9,324	9,188	18,515	18,761
Federal income tax expense	643	672	1,219	1,445
Net Income	$3,213	$3,004	$6,300	$6,238
PER SHARE
Basic earnings	0.42	0.40	0.82	0.82
Diluted earnings	0.41	0.39	0.80	0.80
Dividends	0.21	0.20	0.42	0.40
Market value*	24.75	24.85	24.75	24.85
Tangible book value*	15.19	14.37	15.19	14.37
BALANCE SHEET DATA
At end of period
Loans	$803,452	$754,952	$803,452	$754,952
Total assets	1,451,415	1,381,496	1,451,415	1,381,496
Deposits	1,021,424	978,828	1,021,424	978,828
Shareholders' equity	159,288	159,855	159,288	159,855
Average balance
Loans	$780,909	$748,223	$773,825	$746,072
Total assets	1,440,370	1,369,240	1,436,287	1,362,675
Deposits	1,022,153	972,953	1,024,924	975,835
Shareholders’ equity	165,710	154,627	165,112	155,374
PERFORMANCE RATIOS
Return on average total assets (annualized)	0.89%	0.88%	0.88%	0.92%
Return on average shareholders' equity (annualized)	7.76%	7.77%	7.63%	8.03%
Return on average tangible equity (annualized)	11.10%	11.11%	10.98%	11.66%
Net interest margin yield (FTE annualized)	3.50%	3.73%	3.52%	3.71%
Loan to deposit*	78.66%	77.13%	78.66%	77.13%
Nonperforming loans to total loans*	0.52%	0.86%	0.52%	0.86%
Nonperforming assets to total assets*	0.36%	0.64%	0.36%	0.64%
ALLL to nonperforming loans*	280.51%	188.67%	280.51%	188.67%
CAPITAL RATIOS
Shareholders' equity to assets*	10.97%	11.57%	10.97%	11.57%
Tier 1 capital to average assets*	8.38%	8.24%	8.38%	8.24%
Tier 1 risk-based capital*	13.59%	13.19%	13.59%	13.19%
Total risk-based capital*	14.84%	14.44%	14.84%	14.44%
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
The following table displays the results for the three month periods ended June 30:

	2013			2012
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$780,909	$10,280	5.27%	$748,223	$10,849	5.80%
Taxable investment securities	341,232	1,798	2.11%	316,237	1,988	2.51%
Nontaxable investment securities	162,626	2,024	4.98%	144,492	1,983	5.49%
Trading account securities	1,156	14	4.84%	2,496	33	5.29%
Other	23,533	109	1.85%	25,911	113	1.74%
Total earning assets	1,309,456	14,225	4.35%	1,237,359	14,966	4.84%
NONEARNING ASSETS
ALLL	(11,889)			(12,586)
Cash and demand deposits due from banks	17,157			18,572
Premises and equipment	25,917			24,948
Accrued income and other assets	99,729			100,947
Total assets	$1,440,370			$1,369,240
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$181,044	40	0.09%	$167,399	50	0.12%
Savings deposits	242,247	90	0.15%	210,872	109	0.21%
Time deposits	460,379	1,692	1.47%	475,996	2,209	1.86%
Borrowed funds	243,936	959	1.57%	227,360	1,061	1.87%
Total interest bearing liabilities	1,127,606	2,781	0.99%	1,081,627	3,429	1.27%
NONINTEREST BEARING LIABILITIES
Demand deposits	138,483			118,686
Other	8,571			14,300
Shareholders’ equity	165,710			154,627
Total liabilities and shareholders’ equity	$1,440,370			$1,369,240
Net interest income (FTE)		$11,444			$11,537
Net yield on interest earning assets (FTE)			3.50%			3.73%

The following table displays the results for the six month periods ended June 30:

	2013			2012
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$773,825	$20,610	5.33%	$746,072	$21,789	5.84%
Taxable investment securities	342,375	3,632	2.12%	300,689	3,877	2.58%
Nontaxable investment securities	159,147	4,035	5.07%	141,560	3,948	5.58%
Trading account securities	1,363	35	5.14%	3,457	97	5.61%
Other	26,955	225	1.67%	37,246	242	1.30%
Total earning assets	1,303,665	28,537	4.38%	1,229,024	29,953	4.87%
NONEARNING ASSETS
ALLL	(11,987)			(12,597)
Cash and demand deposits due from banks	17,909			19,442
Premises and equipment	25,927			24,974
Accrued income and other assets	100,773			101,832
Total assets	$1,436,287			$1,362,675
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$183,921	81	0.09%	$170,153	104	0.12%
Savings deposits	241,824	181	0.15%	209,047	231	0.22%
Time deposits	460,958	3,434	1.49%	477,843	4,545	1.90%
Borrowed funds	237,863	1,906	1.60%	219,386	2,253	2.05%
Total interest bearing liabilities	1,124,566	5,602	1.00%	1,076,429	7,133	1.33%
NONINTEREST BEARING LIABILITIES
Demand deposits	138,221			118,792
Other	8,388			12,080
Shareholders’ equity	165,112			155,374
Total liabilities and shareholders’ equity	$1,436,287			$1,362,675
Net interest income (FTE)		$22,935			$22,820
Net yield on interest earning assets (FTE)			3.52%			3.71%
Net Interest Income
Net interest income is our primary source of income. Interest income includes loan fees of $862 and $1,683 for the three and six month periods ended June 30, 2013, respectively, as compared to $809 and $1,456 during the same periods in 2012. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.

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

	Three Months Ended June 30, 2013 Compared to June 30, 2012 Increase (Decrease) Due to			Six Months Ended June 30, 2013 Compared to June 30, 2012 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$460	$(1,029)	$(569)	$789	$(1,968)	$(1,179)
Taxable AFS securities	149	(339)	(190)	496	(741)	(245)
Nontaxable AFS securities	236	(195)	41	465	(378)	87
Trading securities	(16)	(3)	(19)	(54)	(8)	(62)
Other	(11)	7	(4)	(76)	59	(17)
Total changes in interest income	818	(1,559)	(741)	1,620	(3,036)	(1,416)
CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	4	(14)	(10)	8	(31)	(23)
Savings deposits	15	(34)	(19)	32	(82)	(50)
Time deposits	(70)	(447)	(517)	(156)	(955)	(1,111)
Borrowed funds	73	(175)	(102)	178	(525)	(347)
Total changes in interest expense	22	(670)	(648)	62	(1,593)	(1,531)
Net change in interest margin (FTE)	$796	$(889)	$(93)	$1,558	$(1,443)	$115
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

	Average Yield / Rate For The Three Month Periods Ended:
	June 30 2013	March 31 2013	December 31 2012	September 30 2012	June 30 2012
Total earning assets	4.35%	4.41%	4.61%	4.76%	4.84%
Total interest bearing liabilities	0.99%	1.01%	1.12%	1.18%	1.27%
Net yield on interest earning assets (FTE)	3.50%	3.54%	3.65%	3.73%	3.73%
While there have recently been noticeable increases in long term interest rates, short and medium term rates continue to be at historically low levels, and therefore the net yield on interest earning assets is not likely to increase in the near future. We anticipate that the continued reduction in rates earned on loans without a proportionate decline in funding rate will continue to cause downward pressure in net interest margin yield.

Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans outstanding represent our single largest concentration of risk. The ALLL is our estimation of probable losses inherent in the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment allocations, historical charge-offs, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the loan portfolio.
The following tables summarize our charge-off and recovery activity for the:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
ALLL at beginning of period	$11,909	$12,375	$11,936	$12,375
Loans charged-off
Commercial and agricultural	234	237	445	686
Residential real estate	397	238	587	353
Consumer	88	146	209	237
Total Loans charged-off	719	621	1,241	1,276
Recoveries
Commercial and agricultural	166	42	223	128
Residential real estate	61	20	114	61
Consumer	68	63	153	130
Total Recoveries	295	125	490	319
Provision for loan losses	215	439	515	900
ALLL at end of period	$11,700	$12,318	$11,700	$12,318
Net loans charged-off	$424	$496	$751	$957
Year-to-date average loans outstanding	780,909	748,223	773,825	746,072
Net loans charged-off to average loans outstanding	0.05%	0.07%	0.10%	0.13%
Total loans at end of period	$803,452	$754,952	$803,452	$754,952
ALLL as a% of loans at end of period	1.46%	1.63%	1.46%	1.63%
As shown in the preceding table, the level of net charge-offs continues to decline. This trend has allowed us to reduce the provision for loan losses, leading to a decline in the ALLL in both amount and as a percentage of loans. We do not expect any significant increases in net loans charged-off throughout the remainder of 2013 and, as such, we anticipate the provision for loan losses to approximate current levels. For further discussion of the allocation of the ALLL, see “Note 6 – Loans and ALLL” of the interim condensed consolidated financial statements.
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

	Total Past Due and Nonaccrual
	June 30 2013	March 31 2013	December 31 2012	September 30 2012	June 30 2012
Commercial and agricultural	$4,962	$8,713	$7,271	$11,004	$9,459
Residential real estate	5,080	4,077	5,431	4,879	4,496
Consumer	104	212	199	284	179
Total	$10,146	$13,002	$12,901	$16,167	$14,134

A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 6 – Loans and ALLL” of our interim condensed consolidated financial statements.
Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has allowed certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant increase in the level of loans classified as TDRs. The implementation of ASU No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” has also contributed to the increased level of TDRs. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed in nonaccrual status may be placed back on accrual status after six months of continued performance.
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of June 30, 2013 or December 31, 2012.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended June 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2013	119	$16,900	19	$2,502	138	$19,402
New modifications	14	3,592	—	—	14	3,592
Principal payments	—	(198)	—	(206)	—	(404)
Loans paid-off	(7)	(1,089)	(4)	(497)	(11)	(1,586)
Partial charge-off	—	—	—	—	—	—
Balances charged-off	(3)	(147)	—	—	(3)	(147)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	105	(1)	(105)	—	—
Transfers to nonaccrual status	(1)	(29)	1	29	—	—
June 30, 2013	123	$19,134	15	$1,723	138	$20,857

	Six Months Ended June 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	22	4,411	1	98	23	4,509
Principal payments	—	(463)	—	(243)	—	(706)
Loans paid-off	(10)	(1,219)	(5)	(697)	(15)	(1,916)
Partial charge-off	—	(15)	—	(211)	—	(226)
Balances charged-off	(3)	(147)	—	—	(3)	(147)
Transfers to OREO	—	—	(1)	(12)	(1)	(12)
Transfers to accrual status	1	105	(1)	(105)	—	—
Transfers to nonaccrual status	(2)	(69)	2	69	—	—
June 30, 2013	123	$19,134	15	$1,723	138	$20,857

	Three Months Ended June 30, 2012
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2012	127	$20,964	17	$2,138	144	$23,102
New modifications	12	989	1	—	13	989
Principal payments	—	(423)	—	(30)	—	(453)
Loans paid-off	(5)	(550)	—	—	(5)	(550)
Partial charge-off	—	(152)	—	—	—	(152)
Balances charged-off	(1)	(8)	(1)	(25)	(2)	(33)
Transfers to OREO	—	—	(4)	(360)	(4)	(360)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(7)	(1,186)	7	1,186	—	—
June 30, 2012	126	$19,634	20	$2,909	146	$22,543

	Six Months Ended June 30, 2012
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2012	112	$17,738	12	$1,018	124	$18,756
New modifications	36	5,640	9	1,217	45	6,857
Principal payments	—	(778)	—	(91)	—	(869)
Loans paid-off	(14)	(1,591)	—	—	(14)	(1,591)
Partial charge-off	—	(152)	—	—	—	(152)
Balances charged-off	(1)	(8)	(4)	(90)	(5)	(98)
Transfers to OREO	—	—	(4)	(360)	(4)	(360)
Transfers to accrual status	1	21	(1)	(21)	—	—
Transfers to nonaccrual status	(8)	(1,236)	8	1,236	—	—
June 30, 2012	126	$19,634	20	$2,909	146	$22,543

The following table summarizes our TDRs as of:

	June 30, 2013			December 31, 2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,264	$874	$19,138	$16,301	$941	$17,242	$1,896
Past due 30-59 days	870	34	904	158	561	719	185
Past due 60-89 days	—	—	—	72	41	113	(113)
Past due 90 days or more	—	815	815	—	1,281	1,281	(466)
Total	$19,134	$1,723	$20,857	$16,531	$2,824	$19,355	$1,502
Additional disclosures about TDRs are included in “Note 6 – Loans and ALLL” of our interim condensed consolidated financial statements.
Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2013			December 31, 2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$9,411	$10,085	$1,269	$9,227	$9,640	$1,333
Commercial other	2,286	2,316	64	1,167	1,197	38
Agricultural real estate	223	223	31	91	91	32
Agricultural other	105	225	—	569	689	59
Residential real estate senior liens	8,798	9,197	1,489	8,224	8,670	1,429
Residential real estate junior liens	—	—	—	21	57	4
Consumer secured	34	34	—	56	56	—
Total TDRs	20,857	22,080	2,853	19,355	20,400	2,895
Other impaired loans
Commercial real estate	1,913	2,474	309	1,817	2,304	320
Commercial other	29	110	—	2,245	2,376	359
Agricultural other	248	248	—	63	63	—
Residential real estate senior liens	1,677	2,478	242	2,226	3,002	354
Residential real estate junior liens	71	109	13	51	61	9
Home equity lines of credit	174	474	—	182	482	—
Consumer secured	20	20	—	19	28	—
Total other impaired loans	4,132	5,913	564	6,603	8,316	1,042
Total impaired loans	$24,989	$27,993	$3,417	$25,958	$28,716	$3,937
Additional disclosure related to impaired loans is included in “Note 6 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2013	December 31 2012
Nonaccrual loans	$3,651	$7,303
Accruing loans past due 90 days or more	520	428
Total nonperforming loans	4,171	7,731
Foreclosed assets	1,105	2,018
Total nonperforming assets	$5,276	$9,749
Nonperforming loans as a % of total loans	0.52%	1.00%
Nonperforming assets as a % of total assets	0.36%	0.68%
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
Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	June 30 2013	December 31 2012
Commercial and agricultural	$1,317	$2,325
Residential real estate	406	499
Total	$1,723	$2,824
The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of June 30, 2013 and December 31, 2012. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	June 30, 2013		December 31, 2012
	Oustanding Balance	Specific Allocation	Oustanding Balance	Specific Allocation
Borrower 1	$—	$—	$2,077	$359
Others not individually significant	3,651		5,226
Total	$3,651		$7,303
The reduction in the outstanding balance for Borrower 1 was the result of the loan being placed back on accrual status due to continued performance. There were no other individually significant credits included in nonaccrual loans as of June 30, 2013 or December 31, 2012.
Additional disclosures about nonaccrual loans are included in “Note 6 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that all loans deemed to be impaired have been identified.
We believe that the level of the ALLL is appropriate as of June 30, 2013 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income
Noninterest income consists of service charges and fee income, gains from the sale of mortgage loans, gains and losses on trading securities and borrowings measured at fair value, gains from the sale of investment securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2013	2012	$	%
Service charges and fees
NSF and overdraft fees	$558	$597	$(39)	(6.53)%
ATM and debit card fees	489	477	12	2.52%
Trust fees	302	266	36	13.53%
Freddie Mac servicing fee	187	187	—	—%
Service charges on deposit accounts	95	84	11	13.10%
Net OMSRs income (loss)	88	(13)	101	N/M
All other	28	30	(2)	(6.67)%
Total service charges and fees	1,747	1,628	119	7.31%
Gain on sale of mortgage loans	249	279	(30)	(10.75)%
Earnings on corporate owned life insurance policies	190	177	13	7.34%
Gain (loss) on sale of AFS securities	—	—	—	—%
Other
Brokerage and advisory fees	181	137	44	32.12%
Other	369	323	46	14.24%
Total other	550	460	90	19.57%
Total noninterest income	$2,736	$2,544	$192	7.55%

	Six Months Ended June 30
			Change
	2013	2012	$	%
Service charges and fees
NSF and overdraft fees	$1,074	$1,155	$(81)	(7.01)%
ATM and debit card fees	944	934	10	1.07%
Trust fees	565	516	49	9.50%
Freddie Mac servicing fee	371	378	(7)	(1.85)%
Service charges on deposit accounts	185	158	27	17.09%
Net OMSRs income (loss)	96	50	46	92.00%
All other	56	66	(10)	(15.15)%
Total service charges and fees	3,291	3,257	34	1.04%
Gain on sale of mortgage loans	607	658	(51)	(7.75)%
Earnings on corporate owned life insurance policies	359	348	11	3.16%
Gain (loss) on sale of AFS securities	99	1,003	(904)	(90.13)%
Other
Brokerage and advisory fees	328	267	61	22.85%
Other	499	552	(53)	(9.60)%
Total other	827	819	8	0.98%
Total noninterest income	$5,183	$6,085	$(902)	(14.82)%
Significant changes in noninterest income are detailed below:

•
We continuously analyze various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, we make any necessary adjustments to ensure that our fee structure is within the range of our competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees represent the largest single component of service charges and fees. While we have experienced significant increases in deposit accounts, NSF and overdraft fees continue to decline. This decline has been the result of reduced overdraft activity by our customers. We expect this trend to continue.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage and advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We expect this trend to continue.

•
Residential loan refinancing activity declined in 2013, resulting in a decline in the gain on sale of mortgage loans. The decline in refinancing activity was the result of a decline in demand as well as an increase in offering rates. Offsetting the decline in the gain on sale of mortgage loans was an increase in net OMSRs income. We expect mortgage origination volumes and the related income to continue to decline when compared to 2012.

•
We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several mortgage-backed securities pools in 2013 and 2012 that made economic sense to sell. We do not anticipate any significant investment sales during the remainder of 2013.

•
The fluctuations in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels for the remainder of 2013.

Noninterest Expenses
Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, net AFS security impairment loss, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2013	2012	$	%
Compensation and benefits
Employee salaries	$3,844	$3,820	$24	0.63%
Employee benefits	1,392	1,412	(20)	(1.42)%
Total compensation and benefits	5,236	5,232	4	0.08%
Furniture and equipment
Service contracts	534	534	—	—%
Depreciation	459	443	16	3.61%
ATM and debit card fees	185	179	6	3.35%
All other	14	14	—	—%
Total furniture and equipment	1,192	1,170	22	1.88%
Occupancy
Depreciation	165	155	10	6.45%
Outside services	151	153	(2)	(1.31)%
Property taxes	134	130	4	3.08%
Utilities	119	98	21	21.43%
All other	72	63	9	14.29%
Total occupancy	641	599	42	7.01%
Net AFS security impairment loss	—	—	—	N/M
Other
Marketing and community relations	432	535	(103)	(19.25)%
FDIC insurance premiums	273	213	60	28.17%
Directors fees	205	209	(4)	(1.91)%
Audit and related fees	162	154	8	5.19%
Education and travel	116	139	(23)	(16.55)%
Postage and freight	94	94	—	—%
Printing and supplies	99	110	(11)	(10.00)%
Legal fees	120	81	39	48.15%
Consulting fees	83	71	12	16.90%
Other	671	581	90	15.49%
Total other	2,255	2,187	68	3.11%
Total noninterest expenses	$9,324	$9,188	$136	1.48%

	Six Months Ended June 30
			Change
	2013	2012	$	%
Compensation and benefits
Employee salaries	$7,720	$7,648	$72	0.94%
Employee benefits	2,961	2,885	76	2.63%
Total compensation and benefits	10,681	10,533	148	1.41%
Furniture and equipment
Service contracts	1,070	1,014	56	5.52%
Depreciation	923	886	37	4.18%
ATM and debit card fees	353	330	23	6.97%
All other	35	30	5	16.67%
Total furniture and equipment	2,381	2,260	121	5.35%
Occupancy
Depreciation	326	309	17	5.50%
Outside services	321	300	21	7.00%
Property taxes	269	259	10	3.86%
Utilities	255	224	31	13.84%
All other	135	148	(13)	(8.78)%
Total occupancy	1,306	1,240	66	5.32%
Net AFS security impairment loss	—	282	(282)	N/M
Other
Marketing and community relations	674	1,029	(355)	(34.50)%
FDIC insurance premiums	545	428	117	27.34%
Directors fees	404	419	(15)	(3.58)%
Audit and related fees	301	330	(29)	(8.79)%
Education and travel	238	266	(28)	(10.53)%
Postage and freight	193	195	(2)	(1.03)%
Printing and supplies	185	219	(34)	(15.53)%
Legal fees	180	143	37	25.87%
Consulting fees	155	258	(103)	(39.92)%
Other	1,272	1,159	113	9.75%
Total other	4,147	4,446	(299)	(6.73)%
Total noninterest expenses	$18,515	$18,761	$(246)	(1.31)%
To help offset our current declining net interest margin yields, we have made a conscious effort to limit increases, or reduce, noninterest expenses. These efforts translated into a decline of 1.31% in total noninterest expenses when the first six months of 2013 are compared to the same period in 2012.
Significant changes in noninterest expenses are detailed below:

•
During the first quarter of 2012, we recorded a credit impairment on an AFS security through earnings due to a bond being downgraded below investment grade. We continuously monitor the AFS security portfolio for other potential OTTI. For further discussion, see “Note 5 – AFS Securities” of our notes to interim condensed consolidated financial statements.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is generally funded from non-recurring, or extraordinary, revenue sources. The foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were discretionary donations to the foundation of $200 and $200 for the three and six month periods ended June 30, 2013, respectively, as compared to $250 and $500 during the same periods in 2012.

•	Audit and related fees fluctuate from period to period based on the timing of services performed. Audit and related fees are expected to approximate current levels throughout the remainder of 2013.

•
Education and travel expenses were higher in 2012 as a result of a company-wide customer service seminar which occurred in the second quarter of 2012. Our 2013 company-wide customer service seminar is scheduled for the fourth quarter of 2013.

•
Legal fees increased in 2013 as a result of higher costs associated with filing documents with the SEC, primarily those associated with XBRL tagging. We expect legal fees to approximate current levels for the remainder of 2013.

•	Printing and supplies expenses declined in 2013 as a result of increased utilization of paperless office opportunities.

•
During the first quarter of 2012, we incurred consulting fees to review our FHLB advances for potential restructuring options. They were also elevated in 2012 due to the engagement of consultants to review our loan prepayment and deposit decay assumptions and various information technology projects. Consulting fees are anticipated to approximate current levels for the remainder of 2013.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	June 30, 2013	December 31, 2012	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,366	$24,920	$(3,554)	(14.26)%
Certificates of deposit held in other financial institutions	1,810	4,465	(2,655)	(59.46)%
Trading securities	950	1,573	(623)	(39.61)%
AFS securities	499,424	504,010	(4,586)	(0.91)%
Mortgage loans AFS	743	3,633	(2,890)	(79.55)%
Loans	803,452	772,753	30,699	3.97%
ALLL	(11,700)	(11,936)	236	N/M
Premises and equipment	25,852	25,787	65	0.25%
Corporate owned life insurance policies	24,101	22,773	1,328	5.83%
Accrued interest receivable	5,232	5,227	5	0.10%
Equity securities without readily determinable fair values	18,242	18,118	124	0.68%
Goodwill and other intangible assets	46,418	46,532	(114)	(0.24)%
Other assets	15,525	12,784	2,741	21.44%
TOTAL ASSETS	$1,451,415	$1,430,639	$20,776	1.45%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,021,424	$1,017,667	$3,757	0.37%
Borrowed funds	262,460	241,001	21,459	8.90%
Accrued interest payable and other liabilities	8,243	7,482	761	10.17%
Total liabilities	1,292,127	1,266,150	25,977	2.05%
Shareholders’ equity	159,288	164,489	(5,201)	(3.16)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,451,415	$1,430,639	$20,776	1.45%
As shown above, total assets have increased since December 31, 2012. In the first six months of 2013, loans grew by $30,699. This loan growth was primary funded by increases in borrowed funds. We expect that loans will continue to grow throughout the rest of the year.

The following table outlines the changes in loans:

	June 30, 2013	December 31, 2012	$ Change	% Change (unannualized)
Commercial	$389,044	$371,505	$17,539	4.72%
Agricultural	87,516	83,606	3,910	4.68%
Residential real estate	293,158	284,148	9,010	3.17%
Consumer	33,734	33,494	240	0.72%
Total	$803,452	$772,753	$30,699	3.97%
The following table outlines the changes in deposits:

	June 30, 2013	December 31, 2012	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$139,942	$143,735	$(3,793)	(2.64)%
Interest bearing demand deposits	173,184	181,259	(8,075)	(4.45)%
Savings deposits	248,098	228,338	19,760	8.65%
Certificates of deposit	368,713	376,790	(8,077)	(2.14)%
Brokered certificates of deposit	57,701	55,348	2,353	4.25%
Internet certificates of deposit	33,786	32,197	1,589	4.94%
Total	$1,021,424	$1,017,667	$3,757	0.37%
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to theses authorizations, we issued 77,568 shares or $1,900 of common stock during the first six months of 2013, as compared to 54,900 shares or $1,322 of common stock during the same period in 2012. We also offer the Directors Plan which allows participants to purchase stock units, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $258 and $295 during the six month periods ended June 30, 2013 and 2012, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 45,825 shares or $1,114 of common stock compared to 41,581 shares for $995 during the first six months of 2013 and 2012, respectively. As of June 30, 2013, we were authorized to repurchase up to an additional 39,585 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.0%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the allowance for loan losses less acquisition intangibles, was 8.38% as of June 30, 2013.
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

	June 30 2013	December 31 2012	Required
Equity Capital	13.59%	13.23%	4.00%
Secondary Capital	1.25%	1.25%	4.00%
Total Capital	14.84%	14.48%	8.00%
Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2013, the Bank exceeded these minimum capital requirements. On July 3 , 2013, the FRB published revised BASEL III Capital standards for Banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules take effect for us on January 1, 2015 and are not expected to have a material impact on the Corporation.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2013	December 31 2012
Unfunded commitments under lines of credit	$121,516	$115,233
Commercial and standby letters of credit	3,058	3,935
Commitments to grant loans	25,571	40,507
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
Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Trading securities, AFS securities, and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans AFS, foreclosed assets, OMSRs, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
For further information regarding fair value measurements see “Note 12 – Fair Value” of our notes to the interim condensed consolidated financial statements.

Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $523,550 or 36.1% of assets as of June 30, 2013 as compared to $534,968 or 37.4% as of December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB Advances, FRB Discount Window Advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, trading securities, AFS securities, or loans as collateral. As of June 30, 2013, we had available lines of credit of $91,951.
The following table summarizes our sources and uses of cash for the six month periods ended June 30:

	2013	2012	$ Variance
Net cash provided by (used in) operating activities	$14,594	$11,947	$2,647
Net cash provided by (used in) investing activities	(40,760)	(56,047)	15,287
Net cash provided by (used in) financing activities	22,612	35,761	(13,149)
Increase (decrease) in cash and cash equivalents	(3,554)	(8,339)	4,785
Cash and cash equivalents January 1	24,920	28,590	(3,670)
Cash and cash equivalents June 30	$21,366	$20,251	$1,115
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
The FRB has adopted a policy requiring us to effectively manage the various risks that can have a material impact on our safety and soundness. The risks include credit, interest rate, liquidity, operational, and reputational. We have policies, procedures, and internal controls for measuring and managing these risks. Specifically, our Funds Management policy and procedures include defining acceptable types and terms of investments and funding sources, liquidity requirements, limits on investments in long term assets, limiting the mismatch in repricing opportunity of assets and liabilities, and the frequency of measuring and reporting to our Board.
The primary technique to measure interest rate risk is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of yield curves, interest rate relationships, and loan prepayments. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies.

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2013, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.
The following table summarizes our interest rate sensitivity as of:

	June 30, 2013
Immediate basis point change assumption (short-term rates)	(100)	0	100	200	300	400
Percent change in net income vs. constant rates	(2.86)%	—	0.42%	0.69%	0.65%	0.50%

	December 31, 2012
Immediate basis point change assumption (short-term rates)	(100)	0	100	200	300	400
Percent change in net income vs. constant rates	(1.61)%	—	0.49%	(1.58)%	(1.74)%	(2.16)%
The secondary method to measure IRR is gap analysis. Gap analysis measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the embedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or have prepayment options. The call and prepayment options are more likely to be exercised in a period of decreasing interest rates. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Certificates of deposit have penalties that discourage early withdrawals.
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2013 and December 31, 2012. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows. During the first quarter of 2012, we engaged the services of a third party to analyze our historical loan prepayment speeds and non-contractual deposit decay rates. We have reviewed the results of the analyses in detail and feel that it reasonably reflects the prepayment speeds and decay rates of our loan and deposit portfolios.

	June 30, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,647	$240	$—	$—	$—	$—	$1,887	$1,890
Average interest rates	0.86%	1.25%	—	—	—	—	0.91%
Trading securities	$950	$—	$—	$—	$—	$—	$950	$950
Average interest rates	2.83%	—	—	—	—	—	2.83%
AFS securities	$168,609	$90,752	$53,417	$38,028	$24,252	$124,366	$499,424	$499,424
Average interest rates	1.58%	1.62%	1.94%	2.64%	2.75%	2.70%	2.04%
Fixed interest rate loans (1)	$116,839	$100,362	$92,019	$100,014	$97,363	$117,502	$624,099	$629,549
Average interest rates	5.43%	5.42%	5.13%	4.64%	4.42%	4.37%	4.90%
Variable interest rate loans (1)	$82,141	$30,652	$19,690	$17,726	$18,250	$10,894	$179,353	$179,353
Average interest rates	4.63%	3.88%	4.11%	3.32%	3.35%	3.64%	3.64%
Rate sensitive liabilities
Borrowed funds	$109,412	$33,048	$10,000	$30,000	$40,000	$40,000	$262,460	$266,633
Average interest rates	0.69%	0.68%	1.23%	1.88%	2.46%	3.02%	1.47%
Savings and NOW accounts	$38,098	$34,415	$30,886	$27,749	$24,952	$265,182	$421,282	$421,282
Average interest rates	0.13%	0.12%	0.12%	0.12%	0.12%	0.11%	0.12%
Fixed interest rate certificates of deposit	$199,979	$80,929	$64,216	$48,369	$49,574	$16,006	$459,073	$463,021
Average interest rates	0.95%	1.71%	2.11%	1.87%	1.41%	1.64%	1.42%
Variable interest rate certificates of deposit	$637	$490	$—	$—	$—	$—	$1,127	$1,127
Average interest rates	0.42%	0.42%	—	—	—	—	0.42%

	December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$6,411	$100	$240	$—	$—	$—	$6,751	$6,761
Average interest rates	0.86%	0.35%	1.25%	—	—	—	0.86%
Trading securities	$1,051	$522	$—	$—	$—	$—	$1,573	$1,573
Average interest rates	2.68%	2.54%	—	—	—	—	2.63%
AFS securities	$124,452	$83,606	$49,419	$42,655	$35,504	$168,374	$504,010	$504,010
Average interest rates	2.42%	2.30%	2.53%	2.82%	2.89%	2.48%	2.50%
Fixed interest rate loans (1)	$138,840	$96,013	$91,353	$85,095	$109,057	$89,760	$610,118	$622,329
Average interest rates	5.74%	5.62%	5.57%	5.21%	4.60%	4.63%	5.26%
Variable interest rate loans (1)	$64,482	$28,076	$24,669	$12,650	$22,061	$10,697	$162,635	$162,635
Average interest rates	4.90%	3.77%	3.96%	3.89%	3.36%	3.90%	4.21%
Rate sensitive liabilities
Borrowed funds	$77,865	$10,814	$42,322	$20,000	$40,000	$50,000	$241,001	$248,822
Average interest rates	0.46%	0.65%	1.14%	2.67%	2.15%	3.03%	1.59%
Savings and NOW accounts	$35,796	$32,794	$29,476	$26,520	$23,885	$261,126	$409,597	$409,597
Average interest rates	0.13%	0.13%	0.12%	0.12%	0.12%	0.11%	0.12%
Fixed interest rate certificates of deposit	$204,972	$76,373	$71,685	$51,232	$40,523	$18,399	$463,184	$471,479
Average interest rates	1.13%	1.69%	2.10%	2.14%	1.72%	1.67%	1.55%
Variable interest rate certificates of deposit	$782	$369	$—	$—	$—	$—	$1,151	$1,151
Average interest rates	0.46%	0.45%	—	—	—	—	0.46%
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
Item 3 – Quantitative and Qualitative Disclosures about Market Risk
The information presented in the “Market Risk” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4 – Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 ) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2013, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings
We are not involved in any material legal proceedings. We are involved in ordinary, routine litigation incidental to our business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, or financial condition, or cash flows.
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
The following table provides information for the three month period ended June 30, 2013, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, March 31, 2013				64,901
April 1 - 30, 2013	7,811	$25.48	7,811	57,090
May 1 - 31, 2013	7,805	24.98	7,805	49,285
June 1 - 30, 2013	9,700	24.95	9,700	39,585
Total	25,316	$25.12	25,316	39,585

Item 6 - Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	July 29, 2013	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2013	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)