Form 10-Q
period 2013-09-30
ISABELLA BANK CORP
filed 2013-11-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013
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
Common Stock no par value, 7,716,759 as of November 1, 2013

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

AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income (loss)	IRR: Interest Rate Risk
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	Moody’s: Moody’s Investors Service, Inc
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CRA: Community Reinvestment Act	NASDAQ: NASDAQ Stock Market Index
DIF: Deposit Insurance Fund	NASDAQ Banks: NASDAQ Bank Stock Index
DIFS: Department of Insurance and Financial Services	NAV: Net asset value
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NOW: Negotiable order of withdrawal
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	NSF: Non-sufficient funds
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI: Other comprehensive income (loss)
ESOP: Employee stock ownership plan	OMSRs: Originated mortgage servicing rights
Exchange Act: Securities Exchange Act of 1934	OREO: Other real estate owned
FASB: Financial Accounting Standards Board	OTC: Over-the-Counter
FDI Act: Federal Deposit Insurance Act	OTTI: Other-than-temporary impairment
FDIC: Federal Deposit Insurance Corporation	PBO: Projected Benefit Obligation
FFIEC: Federal Financial Institutions Examinations Council	PCAOB: Public Company Accounting Oversight Board
Fitch: Fitch Ratings	Rabbi Trust: A trust established to fund the Directors Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	S&P: Standard & Poor's
FTE: Fully taxable equivalent	TDR: Troubled debt restructuring
GAAP: U.S. generally accepted accounting principles	XBRL: eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1 – Interim Condensed Consolidated Financial Statements (Unaudited)

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30 2013	December 31 2012
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,255	$22,634
Interest bearing balances due from banks	1,349	2,286
Total cash and cash equivalents	21,604	24,920
Certificates of deposit held in other financial institutions	2,045	4,465
Trading securities	745	1,573
AFS securities (amortized cost of $500,931 in 2013 and $490,420 in 2012)	501,057	504,010
Mortgage loans AFS	712	3,633
Loans
Commercial	388,973	371,505
Agricultural	92,927	83,606
Residential real estate	291,825	284,148
Consumer	34,124	33,494
Total loans	807,849	772,753
Less allowance for loan and lease losses	11,600	11,936
Net loans	796,249	760,817
Premises and equipment	26,018	25,787
Corporate owned life insurance policies	24,213	22,773
Accrued interest receivable	6,584	5,227
Equity securities without readily determinable fair values	18,353	18,118
Goodwill and other intangible assets	46,361	46,532
Other assets	15,400	12,784
TOTAL ASSETS	$1,459,341	$1,430,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$143,013	$143,735
NOW accounts	186,630	181,259
Certificates of deposit under $100 and other savings	462,249	455,546
Certificates of deposit over $100	232,039	237,127
Total deposits	1,023,931	1,017,667
Borrowed funds	266,001	241,001
Accrued interest payable and other liabilities	8,104	7,482
Total liabilities	1,298,036	1,266,150
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,709,781 shares (including 9,583 shares held in the Rabbi Trust) in 2013 and 7,671,846 shares (including 5,130 shares held in the Rabbi Trust) in 2012	137,356	136,580
Shares to be issued for deferred compensation obligations	4,035	3,734
Retained earnings	23,916	19,168
Accumulated other comprehensive income (loss)	(4,002)	5,007
Total shareholders’ equity	161,305	164,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,459,341	$1,430,639
See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest income
Loans, including fees	$10,330	$10,918	$30,940	$32,707
AFS securities
Taxable	1,787	1,878	5,419	5,755
Nontaxable	1,275	1,232	3,753	3,652
Trading securities	7	15	30	79
Federal funds sold and other	106	121	331	363
Total interest income	13,505	14,164	40,473	42,556
Interest expense
Deposits	1,742	2,203	5,438	7,083
Borrowings	994	1,036	2,900	3,289
Total interest expense	2,736	3,239	8,338	10,372
Net interest income	10,769	10,925	32,135	32,184
Provision for loan losses	351	200	866	1,100
Net interest income after provision for loan losses	10,418	10,725	31,269	31,084
Noninterest income
Service charges and fees	2,001	1,543	5,292	4,800
Gain (loss) on sale of mortgage loans	215	422	822	1,080
Earnings on corporate owned life insurance policies	185	171	544	519
Gain (loss) on sale of AFS securities	72	116	171	1,119
Other	389	507	1,216	1,326
Total noninterest income	2,862	2,759	8,045	8,844
Noninterest expenses
Compensation and benefits	5,340	5,130	16,021	15,663
Furniture and equipment	1,303	1,113	3,684	3,373
Occupancy	676	649	1,982	1,889
AFS security impairment loss
Total other-than-temporary impairment loss	—	—	—	486
Portion of loss reported in other comprehensive income (loss)	—	—	—	(204)
Net AFS security impairment loss	—	—	—	282
Other	2,001	2,236	6,148	6,682
Total noninterest expenses	9,320	9,128	27,835	27,889
Income before federal income tax expense	3,960	4,356	11,479	12,039
Federal income tax expense	674	899	1,893	2,344
NET INCOME	$3,286	$3,457	$9,586	$9,695
Earnings per share
Basic	$0.43	$0.45	$1.25	$1.28
Diluted	$0.42	$0.44	$1.22	$1.24
Cash dividends per basic share	$0.21	$0.20	$0.63	$0.60

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income	$3,286	$3,457	$9,586	$9,695
Unrealized gains (losses) on AFS securities:
Unrealized gains (losses) arising during the period	665	2,990	(13,293)	5,209
Reclassification adjustment for net realized (gains) losses included in net income	(72)	(116)	(171)	(1,119)
Reclassification adjustment for impairment loss included in net income	—	—	—	282
Net unrealized gains (losses)	593	2,874	(13,464)	4,372
Tax effect (1)	(447)	(763)	4,455	(790)
Other comprehensive income (loss)	146	2,111	(9,009)	3,582
Comprehensive income (loss)	$3,432	$5,568	$577	$13,277

(1)	See “Note 13 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock Shares Outstanding	Common Stock	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2012	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783
Comprehensive income (loss)	—	—	—	9,695	3,582	13,277
Issuance of common stock	85,227	2,025	—	—	—	2,025
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	95	(95)	—	—	—
Share-based payment awards under equity compensation plan	—	—	496	—	—	496
Common stock purchased for deferred compensation obligations	—	(361)	—	—	—	(361)
Common stock repurchased pursuant to publicly announced repurchase plan	(63,103)	(1,520)	—	—	—	(1,520)
Cash dividends ($0.60 per share)	—	—	—	(4,553)	—	(4,553)
Balance, September 30, 2012	7,611,350	$134,973	$4,925	$18,178	$6,071	$164,147
Balance, January 1, 2013	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489
Comprehensive income (loss)	—	—	—	9,586	(9,009)	577
Issuance of common stock	111,904	2,754	—	—	—	2,754
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	122	(122)	—	—	—
Share-based payment awards under equity compensation plan	—	—	423	—	—	423
Common stock purchased for deferred compensation obligations	—	(285)	—	—	—	(285)
Common stock repurchased pursuant to publicly announced repurchase plan	(73,969)	(1,815)	—	—	—	(1,815)
Cash dividends ($0.63 per share)	—	—	—	(4,838)	—	(4,838)
Balance, September 30, 2013	7,709,781	$137,356	$4,035	$23,916	$(4,002)	$161,305

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30
	2013	2012
OPERATING ACTIVITIES
Net income	$9,586	$9,695
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	866	1,100
Impairment of foreclosed assets	131	17
Depreciation	1,903	1,802
Amortization of OMSRs	453	526
Amortization of acquisition intangibles	171	200
Net amortization of AFS securities	1,595	1,683
AFS security impairment loss	—	282
(Gain) loss on sale of AFS securities	(171)	(1,119)
Net unrealized (gains) losses on trading securities	23	41
Net gain on sale of mortgage loans	(822)	(1,080)
Net unrealized (gains) losses on borrowings measured at fair value	—	(33)
Increase in cash value of corporate owned life insurance policies	(544)	(519)
Share-based payment awards under equity compensation plan	423	496
Origination of loans held-for-sale	(45,992)	(69,503)
Proceeds from loan sales	49,735	70,968
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	805	2,881
Accrued interest receivable	(1,357)	(717)
Other assets	319	(1,938)
Accrued interest payable and other liabilities	622	78
Net cash provided by (used in) operating activities	17,746	14,860
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	2,420	3,249
Activity in AFS securities
Sales	16,229	40,677
Maturities and calls	70,164	58,598
Purchases	(98,328)	(138,043)
Loan principal originations, net	(37,385)	(19,461)
Proceeds from sales of foreclosed assets	1,788	1,446
Purchases of premises and equipment	(2,134)	(2,647)
Purchases of corporate owned life insurance policies	(1,092)	—
Proceeds from redemption of corporate owned life insurance policies	196	—
Net cash provided by (used in) investing activities	(48,142)	(56,181)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2013	2012
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	6,264	31,327
Increase (decrease) in borrowed funds	25,000	10,477
Cash dividends paid on common stock	(4,838)	(4,553)
Proceeds from issuance of common stock	2,754	2,025
Common stock repurchased	(1,815)	(1,520)
Common stock purchased for deferred compensation obligations	(285)	(361)
Net cash provided by (used in) financing activities	27,080	37,395
Increase (decrease) in cash and cash equivalents	(3,316)	(3,926)
Cash and cash equivalents at beginning of period	24,920	28,590
Cash and cash equivalents at end of period	$21,604	$24,664
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$8,376	$10,526
Federal income taxes paid	1,333	1,467
SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION:
Transfers of loans to foreclosed assets	$1,087	$1,588

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report for the year ended December 31, 2012.
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
Earnings per common share have been computed based on the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Average number of common shares outstanding for basic calculation	7,698,066	7,600,443	7,689,350	7,595,806
Average potential effect of shares in the Directors Plan (1)	170,420	206,233	168,020	203,250
Average number of common shares outstanding used to calculate diluted earnings per common share	7,868,486	7,806,676	7,857,370	7,799,056
Net income	$3,286	$3,457	$9,586	$9,695
Earnings per share
Basic	$0.43	$0.45	$1.25	$1.28
Diluted	$0.42	$0.44	$1.22	$1.24

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

Note 4 – Trading Securities
Trading securities, at fair value, consist of the following investments at:

	September 30 2013	December 31 2012
States and political subdivisions	$745	$1,573
Included in other noninterest income were net trading losses of $23 during the first nine months of 2013 were $4 of net unrealized trading losses on securities that were held in our trading portfolio as of September 30, 2013. Included in net trading losses of $41 during the first nine months of 2012 were $13 of net unrealized trading losses on securities that were held in our trading portfolio as of September 30, 2012.
Note 5 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,985	$7	$837	$24,155
States and political subdivisions	189,998	6,233	2,445	193,786
Auction rate money market preferred	3,200	—	561	2,639
Preferred stocks	6,800	2	658	6,144
Mortgage-backed securities	147,875	1,239	2,721	146,393
Collateralized mortgage obligations	128,073	1,331	1,464	127,940
Total	$500,931	$8,812	$8,686	$501,057

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,668	$108	$—	$25,776
States and political subdivisions	174,118	9,190	565	182,743
Auction rate money market preferred	3,200	—	422	2,778
Preferred stocks	6,800	—	437	6,363
Mortgage-backed securities	152,256	3,199	110	155,345
Collateralized mortgage obligations	128,378	2,627	—	131,005
Total	$490,420	$15,124	$1,534	$504,010

The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2013 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$72	$24,913	$—	$—	$24,985
States and political subdivisions	5,068	35,993	93,353	55,584	—	189,998
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	147,875	147,875
Collateralized mortgage obligations	—	—	—	—	128,073	128,073
Total amortized cost	$5,068	$36,065	$118,266	$55,584	$285,948	$500,931
Fair value	$5,237	$37,363	$120,324	$55,017	$283,116	$501,057
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
A summary of the activity related to sales of AFS securities was as follows for the three and nine month periods ended:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Proceeds from sales of AFS securities	$6,372	$16,436	$16,229	$40,677
Gross realized gains (losses)	$72	$116	$171	$1,119
Applicable income tax expense (benefit)	$24	$39	$58	$380
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at September 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$837	$23,157	$—	$—	$837
States and political subdivisions	1,952	39,713	493	2,069	2,445
Auction rate money market preferred	—	—	561	2,639	561
Preferred stocks	—	—	658	3,141	658
Mortgage-backed securities	2,721	77,269	—	—	2,721
Collateralized mortgage obligations	1,464	56,189	—	—	1,464
Total	$6,974	$196,328	$1,712	$7,849	$8,686
Number of securities in an unrealized loss position:		154		6	160

	December 31, 2012
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$80	$5,019	$485	$2,352	$565
Auction rate money market preferred	—	—	422	2,778	422
Preferred stocks	—	—	437	3,363	437
Mortgage-backed securities	110	25,499	—	—	110
Total	$190	$30,518	$1,344	$8,493	$1,534
Number of securities in an unrealized loss position:		15		6	21
As of September 30, 2013 and December 31, 2012, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
To test for additional impairment of this security during the three and nine months ended September 30, 2013, we obtained another investment valuation (from the same firm engaged to perform the initial valuation as of March 31, 2012) as of September 30, 2013. Based on our analysis, no additional OTTI was indicated as of September 30, 2013.

The following table provides a roll-forward of credit related impairment recognized in earnings for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Balance at beginning of period	$282	$282	$282	$—
Additions to credit losses for which no previous OTTI was recognized	—	—	—	282
Balance at end of period	$282	$282	$282	$282
Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of September 30, 2013, or December 31, 2012.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2013	$6,472	$335	$3,676	$647	$570	$11,700
Loans charged-off	(394)	(12)	(94)	(102)	—	(602)
Recoveries	66	—	38	47	—	151
Provision for loan losses	69	108	127	74	(27)	351
September 30, 2013	$6,213	$431	$3,747	$666	$543	$11,600

	Allowance for Loan Losses
	Nine Months Ended September 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(839)	(12)	(681)	(311)	—	(1,843)
Recoveries	289	—	152	200	—	641
Provision for loan losses	(99)	36	649	111	169	866
September 30, 2013	$6,213	$431	$3,747	$666	$543	$11,600

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,080	$31	$1,890	$—	$—	$4,001
Collectively evaluated for impairment	4,133	400	1,857	666	543	7,599
Total	$6,213	$431	$3,747	$666	$543	$11,600
Loans
Individually evaluated for impairment	$12,155	$787	$11,514	$65		$24,521
Collectively evaluated for impairment	376,818	92,140	280,311	34,059		783,328
Total	$388,973	$92,927	$291,825	$34,124		$807,849

	Allowance for Loan Losses
	Three Months Ended September 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2012	$6,008	$433	$3,669	$667	$1,541	$12,318
Loans charged-off	(271)	—	(213)	(127)	—	(611)
Recoveries	40	—	34	81	—	155
Provision for loan losses	1,132	6	(356)	91	(673)	200
September 30, 2012	$6,909	$439	$3,134	$712	$868	$12,062

	Allowance for Loan Losses
	Nine Months Ended September 30, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged-off	(957)	—	(566)	(364)	—	(1,887)
Recoveries	168	—	95	211	—	474
Provision for loan losses	1,414	(564)	625	232	(607)	1,100
September 30, 2012	$6,909	$439	$3,134	$712	$868	$12,062

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,050	$91	$1,796	$—	$—	$3,937
Collectively evaluated for impairment	4,812	316	1,831	666	374	7,999
Total	$6,862	$407	$3,627	$666	$374	$11,936
Loans
Individually evaluated for impairment	$14,456	$723	$10,704	$75		$25,958
Collectively evaluated for impairment	357,049	82,883	273,444	33,419		746,795
Total	$371,505	$83,606	$284,148	$33,494		$772,753

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	September 30, 2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$21,334	$15,823	$37,157	$3,665	$3,005	$6,670
3 - High satisfactory	89,630	40,464	130,094	26,679	16,958	43,637
4 - Low satisfactory	141,646	45,022	186,668	25,564	11,672	37,236
5 - Special mention	13,246	1,256	14,502	1,917	1,027	2,944
6 - Substandard	17,532	1,497	19,029	805	1,387	2,192
7 - Vulnerable	1,085	186	1,271	—	248	248
8 - Doubtful	234	18	252	—	—	—
Total	$284,707	$104,266	$388,973	$58,630	$34,297	$92,927

	December 31, 2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$25,209	$15,536	$40,745	$2,955	$2,313	$5,268
3 - High satisfactory	83,805	28,974	112,779	16,972	11,886	28,858
4 - Low satisfactory	127,423	45,143	172,566	27,291	15,437	42,728
5 - Special mention	16,046	1,692	17,738	1,008	3,191	4,199
6 - Substandard	20,029	2,224	22,253	1,167	1,217	2,384
7 - Vulnerable	1,512	2,294	3,806	—	—	—
8 - Doubtful	1,596	22	1,618	—	169	169
Total	$275,620	$95,885	$371,505	$49,393	$34,213	$83,606
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$343	$889	$167	$1,266	$2,665	$282,042	$284,707
Commercial other	867	32	—	239	1,138	103,128	104,266
Total commercial	1,210	921	167	1,505	3,803	385,170	388,973
Agricultural
Agricultural real estate	642	—	—	—	642	57,988	58,630
Agricultural other	214	450	—	262	926	33,371	34,297
Total agricultural	856	450	—	262	1,568	91,359	92,927
Residential real estate
Senior liens	2,549	898	290	1,957	5,694	232,710	238,404
Junior liens	166	—	—	68	234	13,649	13,883
Home equity lines of credit	347	64	—	—	411	39,127	39,538
Total residential real estate	3,062	962	290	2,025	6,339	285,486	291,825
Consumer
Secured	115	1	—	—	116	29,190	29,306
Unsecured	6	10	—	20	36	4,782	4,818
Total consumer	121	11	—	20	152	33,972	34,124
Total	$5,249	$2,344	$457	$3,812	$11,862	$795,987	$807,849

	December 31, 2012
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,304	$161	$63	$2,544	$4,072	$271,548	$275,620
Commercial other	606	—	40	2,294	2,940	92,945	95,885
Total commercial	1,910	161	103	4,838	7,012	364,493	371,505
Agricultural
Agricultural real estate	—	—	—	—	—	49,393	49,393
Agricultural other	90	—	—	169	259	33,954	34,213
Total agricultural	90	—	—	169	259	83,347	83,606
Residential real estate
Senior liens	2,000	346	320	2,064	4,730	223,532	228,262
Junior liens	232	—	—	50	282	16,207	16,489
Home equity lines of credit	237	—	—	182	419	38,978	39,397
Total residential real estate	2,469	346	320	2,296	5,431	278,717	284,148
Consumer
Secured	127	33	4	—	164	28,118	28,282
Unsecured	31	3	1	—	35	5,177	5,212
Total consumer	158	36	5	—	199	33,295	33,494
Total	$4,627	$543	$428	$7,303	$12,901	$759,852	$772,753
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of, and for the periods ended:

	September 30, 2013			December 31, 2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,023	$6,161	$1,818	$7,295	$7,536	$1,653
Commercial other	658	658	262	2,140	2,140	397
Agricultural real estate	90	90	31	91	91	32
Agricultural other	—	—	—	420	420	59
Residential real estate senior liens	11,254	12,525	1,873	10,450	11,672	1,783
Residential real estate junior liens	88	135	17	72	118	13
Total impaired loans with a valuation allowance	$18,113	$19,569	$4,001	$20,468	$21,977	$3,937
Impaired loans without a valuation allowance
Commercial real estate	$4,656	$5,494		$3,749	$4,408
Commercial other	818	928		1,272	1,433
Agricultural real estate	329	329		—	—
Agricultural other	368	488		212	332
Home equity lines of credit	172	472		182	482
Consumer secured	65	72		75	84
Total impaired loans without a valuation allowance	$6,408	$7,783		$5,490	$6,739
Impaired loans
Commercial	$12,155	$13,241	$2,080	$14,456	$15,517	$2,050
Agricultural	787	907	31	723	843	91
Residential real estate	11,514	13,132	1,890	10,704	12,272	1,796
Consumer	65	72	—	75	84	—
Total impaired loans	$24,521	$27,352	$4,001	$25,958	$28,716	$3,937

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,471	$157	$7,546	$378
Commercial other	1,063	29	976	67
Agricultural real estate	91	2	91	4
Agricultural other	—	—	70	—
Residential real estate senior liens	10,865	230	10,595	439
Residential real estate junior liens	80	4	84	5
Total impaired loans with a valuation allowance	$18,570	$422	$19,362	$893
Impaired loans without a valuation allowance
Commercial real estate	$4,531	$169	$4,037	$327
Commercial other	833	29	1,029	88
Agricultural real estate	231	15	144	19
Agricultural other	361	2	402	(2)
Home equity lines of credit	173	8	178	17
Consumer secured	60	1	66	3
Total impaired loans without a valuation allowance	$6,189	$224	$5,856	$452
Impaired loans
Commercial	$12,898	$384	$13,588	$860
Agricultural	683	19	707	21
Residential real estate	11,118	242	10,857	461
Consumer	60	1	66	3
Total impaired loans	$24,759	$646	$25,218	$1,345

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,260	$106	$6,197	$287
Commercial other	1,996	67	1,183	95
Agricultural real estate	—	—	—	—
Agricultural other	1,023	—	1,878	73
Residential real estate senior liens	7,994	88	7,803	263
Residential real estate junior liens	158	3	174	7
Total impaired loans with a valuation allowance	$17,431	$264	$17,235	$725
Impaired loans without a valuation allowance
Commercial real estate	$5,651	$72	$6,749	$251
Commercial other	2,026	15	1,860	80
Agricultural real estate	179	—	214	—
Agricultural other	1,417	34	869	41
Home equity lines of credit	188	6	194	14
Consumer secured	81	2	90	5
Total impaired loans without a valuation allowance	$9,542	$129	$9,976	$391
Impaired loans
Commercial	$15,933	$260	$15,989	$713
Agricultural	2,619	34	2,961	114
Residential real estate	8,340	97	8,171	284
Consumer	81	2	90	5
Total impaired loans	$26,973	$393	$27,211	$1,116
As of September 30, 2013 and December 31, 2012, we had committed to advance $88 and $9, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the periods ended:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$159	$159	10	$3,313	$3,116
Agricultural other	1	198	198	2	332	332
Residential real estate senior liens	15	1,176	1,176	30	2,611	2,595
Residential real estate junior liens	1	20	20	1	20	20
Consumer unsecured	2	34	34	2	34	34
Total	22	$1,587	$1,587	45	$6,310	$6,097

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$178	$178	27	$5,069	$5,069
Agricultural other	—	—	—	6	561	561
Residential real estate senior liens	—	—	—	12	1,405	1,405
Residential real estate junior liens	1	22	22	1	22	22
Total	2	$200	$200	46	$7,057	$7,057

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$159	—	$—	6	$1,517	4	$1,796
Agricultural other	1	198	—	—	2	332	—	—
Residential real estate senior liens	10	924	5	252	17	1,548	13	1,063
Residential real estate junior liens	—	—	1	20	—	—	1	20
Consumer unsecured	1	16	1	18	1	16	1	18
Total	15	$1,297	7	$290	26	$3,413	19	$2,897

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$178	—	$—	25	$4,924	2	$145
Agricultural other	—	—	—	—	6	561	—	—
Residential real estate senior liens	—	—	—	—	4	324	8	1,081
Residential real estate junior liens	—	—	1	22	—	—	1	22
Total	1	$178	1	$22	35	$5,809	11	$1,248
We did not restructure any loans through the forbearance of principal or accrued interest in the three and nine month periods ended September 30, 2013 or 2012.

Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine month periods ended September 30, 2013, which were modified within 12 months prior to the default date.
Following is a summary of loans that defaulted in the three and nine month periods ended September 30, 2012, which were modified within 12 months prior to the default date:

	Three Months Ended September 30, 2012				Nine Months Ended September 30, 2012
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	2	$50	$25	$25	3	$132	$66	$66
Residential real estate senior liens	—	—	—	—	1	47	43	4
Consumer secured	1	8	8	—	1	8	8	—
Total	3	$58	$33	$25	5	$187	$117	$70
The following is a summary of TDR loan balances as of:

	September 30 2013	December 31 2012
TDRs	$20,337	$19,355
Note 7 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2013	December 31 2012
FHLB Stock	$8,100	$7,850
Corporate Settlement Solutions, LLC	7,030	7,040
FRB Stock	1,879	1,879
Valley Financial Corporation	1,000	1,000
Other	344	349
Total	$18,353	$18,118
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30 2013		December 31 2012
	Amount	Rate	Amount	Rate
FHLB advances	$162,000	2.02%	$152,000	2.05%
Securities sold under agreements to repurchase without stated maturity dates	81,405	0.15%	66,147	0.15%
Securities sold under agreements to repurchase with stated maturity dates	16,296	3.57%	16,284	3.57%
Federal funds purchased	6,300	0.50%	6,570	0.50%
Total	$266,001	1.51%	$241,001	1.59%
The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock. As of September 30, 2013, we had the ability to borrow up to an additional $84,966, based on assets pledged as collateral.

During the first quarter of 2013 and 2012, we reduced funding costs by modifying the term of $30,000 and $60,000, respectively, of FHLB advances.
The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	September 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$10,000	0.48%	$10,000	0.48%
Fixed rate advances due 2015	32,000	0.84%	42,000	1.12%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	40,000	2.15%
Fixed rate advances due 2018	40,000	2.35%	20,000	2.86%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.73%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2023	10,000	3.90%	—	—%
Total	$162,000	2.02%	$152,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $139,082 and $143,322 at September 30, 2013 and December 31, 2012, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table provides a summary of short-term borrowings for the three and nine month periods ended:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$81,405	$78,148	0.15%	$58,471	$57,983	0.20%
Federal funds purchased	6,300	5,052	0.62%	15,000	5,848	0.46%

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$81,405	$69,224	0.15%	$58,584	$55,721	0.20%
Federal funds purchased	13,700	4,133	0.57%	17,900	4,327	0.41%
We had pledged certificates of deposit held in other financial institutions, trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at:

	September 30 2013	December 31 2012
Pledged to secure borrowed funds	$304,224	$308,628
Pledged to secure repurchase agreements	139,082	143,322
Pledged for public deposits and for other purposes necessary or required by law	21,595	22,955
Total	$464,901	$474,905
We had no investment securities that are restricted to be pledged for specific purposes.

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses are as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Marketing and community relations	$271	$610	$945	$1,639
FDIC insurance premiums	267	218	812	646
Directors fees	203	235	607	654
Audit and related fees	189	179	490	509
Education and travel	110	112	348	378
Loan underwriting fees	97	89	336	272
Postage and freight	103	105	296	300
Printing and supplies	106	91	291	310
Legal fees	87	50	267	193
Consulting fees	68	92	223	350
Other	500	455	1,533	1,431
Total other	$2,001	$2,236	$6,148	$6,682
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Income taxes at 34% statutory rate	$1,347	$1,481	$3,903	$4,093
Effect of nontaxable income
Interest income on tax exempt municipal securities	(411)	(391)	(1,212)	(1,170)
Earnings on corporate owned life insurance policies	(63)	(58)	(185)	(176)
Other	(217)	(147)	(667)	(439)
Total effect of nontaxable income	(691)	(596)	(2,064)	(1,785)
Effect of nondeductible expenses	18	14	54	36
Federal income tax expense	$674	$899	$1,893	$2,344

A summary of OCI follows for the:

	Three Months Ended September 30
	2013			2012
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(653)	$1,318	$665	$630	$2,360	$2,990
Reclassification adjustment for net realized (gains) losses included in net income	—	(72)	(72)	—	(116)	(116)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	(653)	1,246	593	630	2,244	2,874
Tax effect	—	(447)	(447)	—	(763)	(763)
Unrealized gains (losses), net of tax	$(653)	$799	$146	$630	$1,481	$2,111

	Nine Months Ended September 30
	2013			2012
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(358)	$(12,935)	$(13,293)	$2,049	$3,160	$5,209
Reclassification adjustment for net realized (gains) losses included in net income	—	(171)	(171)	—	(1,119)	(1,119)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	282	282
Net unrealized gains (losses)	(358)	(13,106)	(13,464)	2,049	2,323	4,372
Tax effect	—	4,455	4,455	—	(790)	(790)
Unrealized gains (losses), net of tax	$(358)	$(8,651)	$(9,009)	$2,049	$1,533	$3,582

Note 11 – Defined Benefit Pension Plan
We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered and plan benefits are based on years of service and the individual employee’s five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We contributed $215 and $709 to the plan during the nine month periods ended September 30, 2013 and 2012, respectively. We do not anticipate any further contributions to the plan in 2013.
Following are the components of net periodic benefit cost for the three and nine month periods ended:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Interest cost on PBO	$113	$118	$338	$353
Expected return on plan assets	(143)	(127)	(430)	(381)
Amortization of unrecognized actuarial net loss	83	73	248	219
Net periodic benefit cost	$53	$64	$156	$191

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

The table below lists the quantitative information about impaired loans measured utilizing Level 3 fair value measurements as of:

	September 30, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$9,452	Duration of cash flows:	5-120 Months
		Reduction in interest rate from original loan terms:	5.00% - 6.38%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$11,068	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

	December 31, 2012
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$8,726	Duration of cash flows:	14-120 Months
		Reduction in interest rate from original loan terms:	5.00% - 6.25%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,295	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
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

The table below lists the quantitative information related to foreclosed assets measured utilizing Level 3 fair value measurements as of:

	September 30, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,186	Real Estate	20% - 30%

	December 31, 2012
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$2,018	Real Estate	20% - 30%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	September 30, 2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,604	$21,604	$21,604	$—	$—
Certificates of deposit held in other financial institutions	2,045	2,048	—	2,048	—
Mortgage loans AFS	712	722	—	722	—
Total loans	807,849	808,884	—	—	808,884
Less allowance for loan and lease losses	(11,600)	(11,600)	—	—	(11,600)
Net loans	796,249	797,284	—	—	797,284
Accrued interest receivable	6,584	6,584	6,584	—	—
Equity securities without readily determinable fair values (1)	18,353	18,353	—	—	—
OMSRs	2,659	2,732	—	2,732	—
LIABILITIES
Deposits without stated maturities	574,860	574,860	574,860	—	—
Deposits with stated maturities	449,071	451,336	—	451,336	—
Borrowed funds	266,001	268,637	—	268,637	—
Accrued interest payable	713	713	713	—	—

	December 31, 2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$24,920	$24,920	$24,920	$—	$—
Certificates of deposit held in other financial institutions	4,465	4,475	—	4,475	—
Mortgage loans AFS	3,633	3,680	—	3,680	—
Total loans	772,753	784,964	—	—	784,964
Less allowance for loan and lease losses	(11,936)	(11,936)	—	—	(11,936)
Net loans	760,817	773,028	—	—	773,028
Accrued interest receivable	5,227	5,227	5,227	—	—
Equity securities without readily determinable fair values (1)	18,118	18,118	—	—	—
OMSRs	2,285	2,285	—	2,285	—
LIABILITIES
Deposits without stated maturities	553,332	553,332	553,332	—	—
Deposits with stated maturities	464,335	472,630	—	472,630	—
Borrowed funds	241,001	248,822	—	248,822	—
Accrued interest payable	751	751	751	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2013				December 31, 2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$745	$—	$745	$—	$1,573	$—	$1,573	$—
AFS Securities
Government-sponsored enterprises	24,155	—	24,155	—	25,776	—	25,776	—
States and political subdivisions	193,786	—	193,786	—	182,743	—	182,743	—
Auction rate money market preferred	2,639	—	2,639	—	2,778	—	2,778	—
Preferred stocks	6,144	6,144	—	—	6,363	6,363	—	—
Mortgage-backed securities	146,393	—	146,393	—	155,345	—	155,345	—
Collateralized mortgage obligations	127,940	—	127,940	—	131,005	—	131,005	—
Total AFS Securities	501,057	6,144	494,913	—	504,010	6,363	497,647	—
Nonrecurring items
Impaired loans (net of the ALLL)	20,520	—	—	20,520	22,021	—	—	22,021
Foreclosed assets	1,186	—	—	1,186	2,018	—	—	2,018
	$523,508	$6,144	$495,658	$21,706	$529,622	$6,363	$499,220	$24,039
Percent of assets and liabilities measured at fair value		1.17%	94.68%	4.15%		1.20%	94.26%	4.54%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the three and nine month periods ended:

	Three Months Ended September 30
	2013			2012
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(5)	$—	$(5)	$(9)	$—	$(9)
Borrowed funds	—	—	—	—	—	—
Nonrecurring items
Foreclosed assets	—	(39)	(39)	—	—	—
Total	$(5)	$(39)	$(44)	$(9)	$—	$(9)

	Nine Months Ended September 30
	2013			2012
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(23)	$—	$(23)	$(41)	$—	$(41)
Borrowed funds	—	—	—	—	33	33
Nonrecurring items
Foreclosed assets	—	(131)	(131)	—	(17)	(17)
Total	$(23)	$(131)	$(154)	$(41)	$16	$(25)

Note 13 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2013			2012
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
July 1, 2013	$(477)	$(3,671)	$(4,148)	$7,413	$(3,453)	$3,960
OCI before reclassifications	665	—	665	2,990	—	2,990
Amounts reclassified from AOCI	(72)	—	(72)	(116)	—	(116)
Subtotal	593	—	593	2,874	—	2,874
Tax effect	(447)	—	(447)	(763)	—	(763)
OCI, net of tax	146	—	146	2,111	—	2,111
September 30, 2013	$(331)	$(3,671)	$(4,002)	$9,524	$(3,453)	$6,071

	Nine Months Ended September 30
	2013			2012
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
January 1, 2013	$8,678	$(3,671)	$5,007	$5,942	$(3,453)	$2,489
OCI before reclassifications	(13,293)	—	(13,293)	5,209	—	5,209
Amounts reclassified from AOCI	(171)	—	(171)	(837)	—	(837)
Subtotal	(13,464)	—	(13,464)	4,372	—	4,372
Tax effect	4,455	—	4,455	(790)	—	(790)
OCI, net of tax	(9,009)	—	(9,009)	3,582	—	3,582
September 30, 2013	$(331)	$(3,671)	$(4,002)	$9,524	$(3,453)	$6,071
Included in OCI for the three and nine month periods ended September 30, 2013 and 2012 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

The following table details reclassification adjustments and the related affected line items on our interim condensed consolidated statements of income for the noted periods:

Details about AOCI components	Amount Reclassified from AOCI				Affected Line Item in the Interim Condensed Consolidated Statements of Income
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Unrealized holding gains (losses) on AFS securities
	$72	$116	$171	$1,119	Gain (loss) on sale of AFS securities
	—	—	—	(282)	Net AFS impairment loss
	72	116	171	837	Income before federal income tax expense
	24	39	58	285	Federal income tax expense
	$48	$77	$113	$552	Net income

Note 14 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2013	December 31 2012
ASSETS
Cash on deposit at the Bank	$418	$332
AFS Securities	3,527	3,939
Investments in subsidiaries	113,002	115,781
Premises and equipment	2,045	2,041
Other assets	52,454	52,398
TOTAL ASSETS	$171,446	$174,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$10,141	$10,002
Shareholders' equity	161,305	164,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,446	$174,491

Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Income
Dividends from subsidiaries	$1,500	$1,500	$4,500	$4,625
Interest income	39	42	123	131
Management fee and other	637	581	1,704	1,547
Total income	2,176	2,123	6,327	6,303
Expenses
Compensation and benefits	680	596	2,061	1,810
Occupancy and equipment	132	91	362	273
Audit and related fees	98	98	256	273
Other	230	220	731	717
Total expenses	1,140	1,005	3,410	3,073
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,036	1,118	2,917	3,230
Federal income tax benefit	161	136	549	493
Undistributed earnings of subsidiaries	2,089	2,203	6,120	5,972
Net income	$3,286	$3,457	$9,586	$9,695

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2013	2012
OPERATING ACTIVITIES
Net income	$9,586	$9,695
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(6,120)	(5,972)
Undistributed earnings of equity securities without readily determinable fair values	14	—
Share-based payment awards	423	496
Depreciation	136	84
Net amortization of AFS securities	1	3
Changes in operating assets and liabilities which used cash
Other assets	(65)	(363)
Accrued interest and other liabilities	939	(224)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4,914	3,719
INVESTING ACTIVITIES
Maturities, calls, and sales of AFS securities	395	370
Purchases of equipment and premises	(140)	(112)
Advances to subsidiaries, net of repayments	(99)	(50)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	156	208
FINANCING ACTIVITIES
Net increase (decrease) in borrowed funds	(800)	(297)
Cash dividends paid on common stock	(4,838)	(4,553)
Proceeds from the issuance of common stock	2,754	2,025
Common stock repurchased	(1,815)	(1,520)
Common stock purchased for deferred compensation obligations	(285)	(361)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,984)	(4,706)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86	(779)
Cash and cash equivalents at beginning of period	332	1,474
Cash and cash equivalents at end of period	$418	$695
Note 15 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2013 and 2012 and each of the three and nine month periods then ended, represented 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the three and nine month periods ended September 30, 2013 and 2012. This analysis should be read in conjunction with our 2012 annual report and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the first nine months of 2013, we enjoyed loan growth of $35.10 million and a continued improvement in credit quality indicators. This growth and credit quality improvement were the primary drivers behind year-to-date net income of $9,586, which was a decline of $109 from the same period in 2012. Despite earnings being down from last year, the first nine months of 2013 represents one of our strongest nine months ended results. As of September 30, 2013, our total assets were $1.46 billion, and assets under management - which included loans sold and serviced, and assets managed by our Investment and Trust Services Department of $646.50 million - were $2.11 billion, which was a 4.49% increase in assets under management from September 30, 2012.
While competition for high quality loans has been intense, we have not relaxed our underwriting standards and we remain committed to core community banking principles and long term sustainable growth. This continued focus has enabled us to continue to meet the needs of the communities we serve, which translates into increased shareholder value. Our loan quality remains sound as evidenced by the relatively low percentage of loans classified as nonperforming. As of September 30, 2013, our ratio of nonperforming loans to total loans was 0.53%. In comparison, the average percentage for all bank holding companies in our peer group was 1.86% as of June 30, 2013 (peer group ratios are not yet available for September 30, 2013). In addition, our risk based capital to risk adjusted total assets ratio of 15.00% as of September 30, 2013 compares favorably to the 8.00% ratio required to be classified as adequately capitalized under the Federal Reserve Board's risk based capital rules.
In August 2013, we opened our latest branch in Big Rapids, Michigan. We are excited about its growth potential and the new relationships that we have already established. The new location has complemented our existing Big Rapids office and will provide additional shareholder value for years to come.
In September 2013, Richard J. Barz announced that he will be retiring as CEO at the end of the year. In order to preserve our culture and provide strong leadership for the future we have placed a tremendous emphasis on succession planning. We have made significant investments in employee development and as a result, we have a tremendous amount of leadership and professional strength throughout our organization. The Board has elected Jae Evans, currently Isabella Bank's Chief Operations Officer, to serve as CEO, effective January 1, 2014. Evans has been with the Bank since 2008 and has more than 36 years of banking experience. Prior to his current position, he served as the president of the Greenville Division of Isabella Bank. Barz will continue to serve on the Board of Directors for both Isabella Bank and Isabella Bank Corporation.
Recent Legislation
The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already had, and are expected to continue to have, a negative impact on our operating results. Of these three acts, the Dodd-Frank Act has had, and is likely to have, the most significant impact, along with its establishment of the Consumer Financial Protection Bureau. This particular Act made sweeping changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. As a result of the implementation of some of the provisions, we have had increases in compensation costs and this trend is expected to continue.
The CFPB has begun to issue substantial proposed and final rules regarding consumer lending, including residential mortgage lending. These rules will likely further increase our compensation and outside advisor costs to ensure our compliance with the new regulations.
On July 2, 2013, the FRB published revised BASEL III Capital standards for Banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation.

RESULTS OF OPERATIONS

The following table outlines our quarterly results of operations and provides certain performance measures for:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
INCOME STATEMENT DATA
Interest income	$13,505	$14,164	$40,473	$42,556
Interest expense	2,736	3,239	8,338	10,372
Net interest income	10,769	10,925	32,135	32,184
Provision for loan losses	351	200	866	1,100
Noninterest income	2,862	2,759	8,045	8,844
Noninterest expenses	9,320	9,128	27,835	27,889
Federal income tax expense	674	899	1,893	2,344
Net Income	$3,286	$3,457	$9,586	$9,695
PER SHARE
Basic earnings	0.43	0.45	1.25	1.28
Diluted earnings	0.42	0.44	1.22	1.24
Dividends	0.21	0.20	0.63	0.60
Market value*	24.85	22.50	24.85	22.50
Tangible book value*	15.43	14.65	15.43	14.65
BALANCE SHEET DATA
At end of period
Loans	$807,849	$766,751	$807,849	$766,751
Total assets	1,459,341	1,389,138	1,459,341	1,389,138
Deposits	1,023,931	989,491	1,023,931	989,491
Shareholders' equity	161,305	164,147	161,305	164,147
Average balance
Loans	$806,128	$761,069	$784,593	$751,071
Total assets	1,451,303	1,391,955	1,441,292	1,372,433
Deposits	1,023,019	988,136	1,024,289	979,934
Shareholders’ equity	158,859	152,537	163,028	154,428
PERFORMANCE RATIOS
Return on average total assets (annualized)	0.91%	0.99%	0.89%	0.94%
Return on average shareholders' equity (annualized)	8.27%	9.07%	7.84%	8.37%
Return on average tangible equity (annualized)	11.14%	12.56%	11.02%	11.96%
Net interest margin yield (FTE annualized)	3.48%	3.73%	3.50%	3.72%
Loan to deposit*	78.90%	77.49%	78.90%	77.49%
Nonperforming loans to total loans*	0.53%	0.98%	0.53%	0.98%
Nonperforming assets to total assets*	0.37%	0.68%	0.37%	0.68%
ALLL to nonperforming loans*	271.73%	160.98%	271.73%	160.98%
CAPITAL RATIOS
Shareholders' equity to assets*	11.05%	11.82%	11.05%	11.82%
Tier 1 capital to average assets*	8.45%	8.27%	8.45%	8.27%
Tier 1 risk-based capital*	13.75%	13.35%	13.75%	13.35%
Total risk-based capital*	15.00%	14.60%	15.00%	14.60%
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
The following table displays the results for the three month periods ended September 30:

	2013			2012
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$806,128	$10,330	5.13%	$761,069	$10,918	5.74%
Taxable investment securities	330,832	1,787	2.16%	316,639	1,878	2.37%
Nontaxable investment securities	166,122	2,056	4.95%	149,390	2,006	5.37%
Trading account securities	815	11	5.40%	1,862	23	4.94%
Other	23,690	106	1.79%	26,367	121	1.84%
Total earning assets	1,327,587	14,290	4.31%	1,255,327	14,946	4.76%
NONEARNING ASSETS
ALLL	(11,867)			(12,484)
Cash and demand deposits due from banks	18,430			19,483
Premises and equipment	26,160			25,290
Accrued income and other assets	90,993			104,339
Total assets	$1,451,303			$1,391,955
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$183,795	40	0.09%	$172,931	52	0.12%
Savings deposits	245,318	94	0.15%	218,028	110	0.20%
Time deposits	454,387	1,608	1.42%	472,873	2,041	1.73%
Borrowed funds	260,308	994	1.53%	232,231	1,036	1.78%
Total interest bearing liabilities	1,143,808	2,736	0.96%	1,096,063	3,239	1.18%
NONINTEREST BEARING LIABILITIES
Demand deposits	139,519			124,304
Other	9,117			19,051
Shareholders’ equity	158,859			152,537
Total liabilities and shareholders’ equity	$1,451,303			$1,391,955
Net interest income (FTE)		$11,554			$11,707
Net yield on interest earning assets (FTE)			3.48%			3.73%

The following table displays the results for the nine month periods ended September 30:

	2013			2012
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$784,593	$30,940	5.26%	$751,071	$32,707	5.81%
Taxable investment securities	338,527	5,419	2.13%	306,006	5,755	2.51%
Nontaxable investment securities	161,472	6,080	5.02%	144,170	5,956	5.51%
Trading account securities	1,180	45	5.08%	2,925	120	5.47%
Other	25,866	331	1.71%	33,619	363	1.44%
Total earning assets	1,311,638	42,815	4.35%	1,237,791	44,901	4.84%
NONEARNING ASSETS
ALLL	(11,947)			(12,559)
Cash and demand deposits due from banks	18,083			19,455
Premises and equipment	26,005			25,079
Accrued income and other assets	97,513			102,667
Total assets	$1,441,292			$1,372,433
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$183,879	121	0.09%	$171,079	156	0.12%
Savings deposits	242,989	275	0.15%	212,040	341	0.21%
Time deposits	458,767	5,042	1.47%	476,186	6,586	1.84%
Borrowed funds	245,344	2,900	1.58%	223,668	3,289	1.96%
Total interest bearing liabilities	1,130,979	8,338	0.98%	1,082,973	10,372	1.28%
NONINTEREST BEARING LIABILITIES
Demand deposits	138,654			120,629
Other	8,631			14,403
Shareholders’ equity	163,028			154,428
Total liabilities and shareholders’ equity	$1,441,292			$1,372,433
Net interest income (FTE)		$34,477			$34,529
Net yield on interest earning assets (FTE)			3.50%			3.72%
Net Interest Income
Net interest income is our primary source of income. Interest income includes loan fees of $738 and $2,421 for the three and nine month periods ended September 30, 2013, respectively, as compared to $846 and $2,302 during the same periods in 2012. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans and securities, thus making year to year comparisons more meaningful.
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

	Three Months Ended September 30, 2013 Compared to September 30, 2012 Increase (Decrease) Due to			Nine Months Ended September 30, 2013 Compared to September 30, 2012 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
CHANGES IN INTEREST INCOME
Loans	$622	$(1,210)	$(588)	$1,416	$(3,183)	$(1,767)
Taxable AFS securities	82	(173)	(91)	574	(910)	(336)
Nontaxable AFS securities	214	(164)	50	678	(554)	124
Trading securities	(14)	2	(12)	(67)	(8)	(75)
Other	(12)	(3)	(15)	(92)	60	(32)
Total changes in interest income	892	(1,548)	(656)	2,509	(4,595)	(2,086)
CHANGES IN INTEREST EXPENSE
Interest bearing demand deposits	3	(15)	(12)	11	(46)	(35)
Savings deposits	13	(29)	(16)	45	(111)	(66)
Time deposits	(77)	(356)	(433)	(233)	(1,311)	(1,544)
Borrowed funds	117	(159)	(42)	298	(687)	(389)
Total changes in interest expense	56	(559)	(503)	121	(2,155)	(2,034)
Net change in interest margin (FTE)	$836	$(989)	$(153)	$2,388	$(2,440)	$(52)
As shown in the following table, we experienced significant downward pressure on our net yield on interest earning assets over the past 12 months. This pressure is a direct result of FRB monetary policy which has reduced yields on interest earning assets more than rates on interest bearing liabilities. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities and trading securities as a percentage of earnings assets has also placed downward pressure on net interest margin yield.

	Average Yield / Rate For The Three Month Periods Ended:
	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012
Total earning assets	4.31%	4.35%	4.41%	4.61%	4.76%
Total interest bearing liabilities	0.96%	0.99%	1.01%	1.12%	1.18%
Net yield on interest earning assets (FTE)	3.48%	3.50%	3.54%	3.65%	3.73%
While there have been increases in long term interest rates, short and medium term rates continue to be at historically low levels. We do not anticipate any significant changes in net interest margin yield in the near future. We anticipate that the continued reduction in rates earned on loans without a proportionate decline in funding rate will continue to cause slight downward pressure in net interest margin yield. Despite this downward pressure, we anticipate that net interest income will increase in future periods as the increases in volume will overshadow declines in net interest margin yield. As shown in in the following table net interest income increased in the third quarter of 2013, when compared to the second quarter of 2013.

	Quarter to Date Net Interest Income
	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012
Interest income	$13,505	$13,440	$13,528	$13,845	$14,164
Interest expense	2,736	2,781	2,821	3,051	3,239
Net interest income	$10,769	$10,659	$10,707	$10,794	$10,925

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
The following tables summarize our charge-off and recovery activity for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
ALLL at beginning of period	$11,700	$12,318	$11,936	$12,375
Loans charged-off
Commercial and agricultural	406	271	851	957
Residential real estate	94	213	681	566
Consumer	102	127	311	364
Total loans charged-off	602	611	1,843	1,887
Recoveries
Commercial and agricultural	66	40	289	168
Residential real estate	38	34	152	95
Consumer	47	81	200	211
Total recoveries	151	155	641	474
Provision for loan losses	351	200	866	1,100
ALLL at end of period	$11,600	$12,062	$11,600	$12,062
Net loans charged-off	$451	$456	$1,202	$1,413
Average loans outstanding	806,128	761,069	784,593	751,071
Net loans charged-off to average loans outstanding	0.06%	0.06%	0.15%	0.19%
Total loans at end of period	$807,849	$766,751	$807,849	$766,751
ALLL as a% of loans at end of period	1.44%	1.57%	1.44%	1.57%

	Three Months Ended
	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012
Total loans charged-off	$602	$719	$522	$1,469	$611
Total recoveries	151	295	195	143	155
Net loans charged-off	451	424	327	1,326	456
Average loans outstanding	806,128	780,909	766,741	764,004	761,069
Net loans charged-off to average loans outstanding	0.06%	0.05%	0.04%	0.17%	0.06%
Provision for loan losses	$351	$215	$300	$1,200	$200
As the level of net loans charged-off has continued to decline since 2008, we have been able to gradually reduce the ALLL in both amount and as a percentage of loans. We do not expect any significant increases in net loans charged-off throughout the remainder of 2013 and, as such, we anticipate that the ALLL will approximate current levels, or decline, in future periods. For further discussion of the allocation of the ALLL, see “Note 6 – Loans and ALLL” of the interim condensed consolidated financial statements.

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

	Total Past Due and Nonaccrual
	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012
Commercial and agricultural	$5,371	$4,962	$8,713	$7,271	$11,004
Residential real estate	6,339	5,080	4,077	5,431	4,879
Consumer	152	104	212	199	284
Total	$11,862	$10,146	$13,002	$12,901	$16,167
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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of September 30, 2013 or December 31, 2012.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended September 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2013	123	$19,134	15	$1,723	138	$20,857
New modifications	18	1,262	4	326	22	1,588
Principal payments	—	(180)	—	(22)	—	(202)
Loans paid-off	(4)	(1,273)	(1)	(103)	(5)	(1,376)
Partial charge-off	—	—	—	(197)	—	(197)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(4)	(333)	(4)	(333)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(3)	(317)	3	317	—	—
September 30, 2013	134	$18,626	17	$1,711	151	$20,337

	Nine Months Ended September 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	40	5,673	5	424	45	6,097
Principal payments	—	(643)	—	(265)	—	(908)
Loans paid-off	(14)	(2,492)	(6)	(800)	(20)	(3,292)
Partial charge-off	—	(15)	—	(408)	—	(423)
Balances charged-off	(3)	(147)	—	—	(3)	(147)
Transfers to OREO	—	—	(5)	(345)	(5)	(345)
Transfers to accrual status	1	105	(1)	(105)	—	—
Transfers to nonaccrual status	(5)	(386)	5	386	—	—
September 30, 2013	134	$18,626	17	$1,711	151	$20,337

	Three Months Ended September 30, 2012
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2012	126	$19,634	20	$2,909	146	$22,543
New modifications	2	200	—	—	2	200
Principal payments	—	(445)	—	(68)	—	(513)
Loans paid-off	(6)	(986)	(1)	(1)	(7)	(987)
Partial charge-off	—	(20)	—	(40)	—	(60)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	(1)	(122)	—	—	(1)	(122)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	—	—	—	—	—	—
September 30, 2012	121	$18,261	19	$2,800	140	$21,061

	Nine Months Ended September 30, 2012
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2012	112	$17,738	12	$1,018	124	$18,756
New modifications	38	5,840	9	1,217	47	7,057
Principal payments	—	(1,223)	—	(159)	—	(1,382)
Loans paid-off	(20)	(2,577)	(1)	(1)	(21)	(2,578)
Partial charge-off	—	(172)	—	(40)	—	(212)
Balances charged-off	(1)	(8)	(4)	(90)	(5)	(98)
Transfers to OREO	(1)	(122)	(4)	(360)	(5)	(482)
Transfers to accrual status	1	21	(1)	(21)	—	—
Transfers to nonaccrual status	(8)	(1,236)	8	1,236	—	—
September 30, 2012	121	$18,261	19	$2,800	140	$21,061

The following table summarizes our TDRs as of:

	September 30, 2013			December 31, 2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$17,168	$1,147	$18,315	$16,301	$941	$17,242	$1,073
Past due 30-59 days	911	—	911	158	561	719	192
Past due 60-89 days	467	182	649	72	41	113	536
Past due 90 days or more	80	382	462	—	1,281	1,281	(819)
Total	$18,626	$1,711	$20,337	$16,531	$2,824	$19,355	$982
Additional disclosures about TDRs are included in “Note 6 – Loans and ALLL” of our interim condensed consolidated financial statements.
Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2013			December 31, 2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$8,910	$9,400	$1,473	$9,227	$9,640	$1,333
Commercial other	1,338	1,368	204	1,167	1,197	38
Agricultural real estate	419	419	31	91	91	32
Agricultural other	105	225	—	569	689	59
Residential real estate senior liens	9,484	9,957	1,619	8,224	8,670	1,429
Residential real estate junior liens	20	20	4	21	57	4
Consumer secured	61	61	—	56	56	—
Total TDRs	20,337	21,450	3,331	19,355	20,400	2,895
Other impaired loans
Commercial real estate	1,770	2,255	345	1,817	2,304	320
Commercial other	137	218	58	2,245	2,376	359
Agricultural other	263	263	—	63	63	—
Residential real estate senior liens	1,770	2,568	254	2,226	3,002	354
Residential real estate junior liens	68	115	13	51	61	9
Home equity lines of credit	172	472	—	182	482	—
Consumer secured	4	11	—	19	28	—
Total other impaired loans	4,184	5,902	670	6,603	8,316	1,042
Total impaired loans	$24,521	$27,352	$4,001	$25,958	$28,716	$3,937
Additional disclosure related to impaired loans is included in “Note 6 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2013	December 31 2012
Nonaccrual loans	$3,812	$7,303
Accruing loans past due 90 days or more	457	428
Total nonperforming loans	4,269	7,731
Foreclosed assets	1,186	2,018
Total nonperforming assets	$5,455	$9,749
Nonperforming loans as a % of total loans	0.53%	1.00%
Nonperforming assets as a % of total assets	0.37%	0.68%
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
Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	September 30 2013	December 31 2012
Commercial and agricultural	$868	$2,325
Residential real estate	827	499
Consumer	16	—
Total	$1,711	$2,824
The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of September 30, 2013 and December 31, 2012. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	September 30, 2013		December 31, 2012
	Oustanding Balance	Specific Allocation	Oustanding Balance	Specific Allocation
Borrower 1	$—	$—	$2,077	$359
Others not individually significant	3,812		5,226
Total	$3,812		$7,303
The reduction in the outstanding balance for Borrower 1 was the result of the loan being placed back on accrual status due to continued performance. There were no other individually significant credits included in nonaccrual loans as of September 30, 2013 or December 31, 2012.
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
We believe that the level of the ALLL is appropriate as of September 30, 2013 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

NONINTEREST INCOME AND EXPENSES

Noninterest Income
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2013	2012	$	%
Service charges and fees
NSF and overdraft fees	$601	$628	$(27)	(4.30)%
ATM and debit card fees	509	473	36	7.61%
Trust fees	301	279	22	7.89%
Freddie Mac servicing fee	183	185	(2)	(1.08)%
Service charges on deposit accounts	96	80	16	20.00%
Net OMSRs income (loss)	278	(135)	413	N/M
All other	33	33	—	—%
Total service charges and fees	2,001	1,543	458	29.68%
Gain on sale of mortgage loans	215	422	(207)	(49.05)%
Earnings on corporate owned life insurance policies	185	171	14	8.19%
Gain (loss) on sale of AFS securities	72	116	(44)	(37.93)%
Other
Brokerage and advisory fees	165	143	22	15.38%
Corporate Settlement Solutions joint venture	136	198	(62)	(31.31)%
Gain on sale of OREO	18	75	(57)	(76.00)%
Other	70	91	(21)	(23.08)%
Total other	389	507	(118)	(23.27)%
Total noninterest income	$2,862	$2,759	$103	3.73%

	Nine Months Ended September 30
			Change
	2013	2012	$	%
Service charges and fees
NSF and overdraft fees	$1,675	$1,783	$(108)	(6.06)%
ATM and debit card fees	1,453	1,407	46	3.27%
Trust fees	866	795	71	8.93%
Freddie Mac servicing fee	554	563	(9)	(1.60)%
Service charges on deposit accounts	281	238	43	18.07%
Net OMSRs income (loss)	374	(85)	459	N/M
All other	89	99	(10)	(10.10)%
Total service charges and fees	5,292	4,800	492	10.25%
Gain on sale of mortgage loans	822	1,080	(258)	(23.89)%
Earnings on corporate owned life insurance policies	544	519	25	4.82%
Gain (loss) on sale of AFS securities	171	1,119	(948)	(84.72)%
Other
Brokerage and advisory fees	493	410	83	20.24%
Corporate Settlement Solutions joint venture	203	397	(194)	(48.87)%
Gain on sale of OREO	269	206	63	30.58%
Other	251	313	(62)	(19.81)%
Total other	1,216	1,326	(110)	(8.30)%
Total noninterest income	$8,045	$8,844	$(799)	(9.03)%
Significant changes in noninterest income are detailed below:

•
We continuously analyze various fees related to deposit accounts including service charges and NSF and overdraft fees. Based on these analyses, we make any necessary adjustments to ensure that our fee structure is within the range of our competitors, while at the same time making sure that the fees remain fair to deposit customers. NSF and overdraft fees represent the largest single component of service charges and fees. While we have experienced significant increases in deposit accounts, NSF and overdraft fees continue to decline. This decline has primarily been the result of reduced overdraft activity by our customers. We expect this trend to continue.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage and advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We expect this trend to continue.

•
Offering rates on residential mortgage loans significantly increased in the second quarter of 2013, which triggered a noticeable decline in refinancing activity, which in turn drove the decline in the gain on sale of mortgage loans. Offsetting the decline in the gain on sale of mortgage loans was an increase in the value of our mortgage servicing portfolio leading to the increase in net OMSRs income. As mortgage rates are not expected to noticeably decline in the foreseeable future and purchase money mortgage activity will likely remain soft, we expect mortgage origination volumes to significantly decline in 2014 leading to further declines in the gain on sale of mortgage loans.

•
We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several mortgage-backed securities pools in 2013 and 2012 that made economic sense to sell. We do not anticipate any significant investment sales during the remainder of 2013.

•
Income from the joint venture in Corporate Settlement Solutions has declined in 2013 as a result of the decline in refinancing activity. Additionally, they have experienced staffing additions as they continue to move toward expansion of their national operations.

•
As property values and the facts and circumstances surrounding each property vary, gains or losses from the sale of OREO fluctuates from period to period. We do not anticipate any significant gains or losses on assets currently included in OREO.

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

Noninterest Expenses
Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, net AFS security impairment loss, and other expenses. Significant account balances are highlighted in the accompanying tables with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2013	2012	$	%
Compensation and benefits
Employee salaries	$3,920	$3,810	$110	2.89%
Employee benefits	1,420	1,320	100	7.58%
Total compensation and benefits	5,340	5,130	210	4.09%
Furniture and equipment
Service contracts	603	455	148	32.53%
Depreciation	488	451	37	8.20%
ATM and debit card fees	191	177	14	7.91%
All other	21	30	(9)	(30.00)%
Total furniture and equipment	1,303	1,113	190	17.07%
Occupancy
Depreciation	166	156	10	6.41%
Outside services	168	147	21	14.29%
Property taxes	124	129	(5)	(3.88)%
Utilities	127	125	2	1.60%
All other	91	92	(1)	(1.09)%
Total occupancy	676	649	27	4.16%
Net AFS security impairment loss	—	—	—	N/M
Other
Marketing and community relations	271	610	(339)	(55.57)%
FDIC insurance premiums	267	218	49	22.48%
Directors fees	203	235	(32)	(13.62)%
Audit and related fees	189	179	10	5.59%
Education and travel	110	112	(2)	(1.79)%
Loan underwriting fees	97	89	8	8.99%
Postage and freight	103	105	(2)	(1.90)%
Printing and supplies	106	91	15	16.48%
Legal fees	87	50	37	74.00%
Consulting fees	68	92	(24)	(26.09)%
Other	500	455	45	9.89%
Total other	2,001	2,236	(235)	(10.51)%
Total noninterest expenses	$9,320	$9,128	$192	2.10%

	Nine Months Ended September 30
			Change
	2013	2012	$	%
Compensation and benefits
Employee salaries	$11,640	$11,458	$182	1.59%
Employee benefits	4,381	4,205	176	4.19%
Total compensation and benefits	16,021	15,663	358	2.29%
Furniture and equipment
Service contracts	1,673	1,469	204	13.89%
Depreciation	1,411	1,337	74	5.53%
ATM and debit card fees	544	507	37	7.30%
All other	56	60	(4)	(6.67)%
Total furniture and equipment	3,684	3,373	311	9.22%
Occupancy
Depreciation	492	465	27	5.81%
Outside services	489	447	42	9.40%
Property taxes	393	388	5	1.29%
Utilities	382	349	33	9.46%
All other	226	240	(14)	(5.83)%
Total occupancy	1,982	1,889	93	4.92%
Net AFS security impairment loss	—	282	(282)	N/M
Other
Marketing and community relations	945	1,639	(694)	(42.34)%
FDIC insurance premiums	812	646	166	25.70%
Directors fees	607	654	(47)	(7.19)%
Audit and related fees	490	509	(19)	(3.73)%
Education and travel	348	378	(30)	(7.94)%
Loan underwriting fees	336	272	64	23.53%
Postage and freight	296	300	(4)	(1.33)%
Printing and supplies	291	310	(19)	(6.13)%
Legal fees	267	193	74	38.34%
Consulting fees	223	350	(127)	(36.29)%
Other	1,533	1,431	102	7.13%
Total other	6,148	6,682	(534)	(7.99)%
Total noninterest expenses	$27,835	$27,889	$(54)	(0.19)%
Significant changes in noninterest expenses are detailed below:

•	Employee salaries have increased as a result of normal merit increases and due to our continued growth.

•
Service contracts have increased during 2013 due to costs related to data lines as well as increases in various other contracts as we continue to expand our on-line services offered to customers. Service contracts are anticipated to approximate current levels for the remainder of 2013.

•
During the first quarter of 2012, we recorded a credit impairment on an AFS security through earnings due to a bond being downgraded below investment grade. We continuously monitor the AFS security portfolio for other potential OTTI. For further discussion, see “Note 5 – AFS Securities” of our notes to interim condensed consolidated financial statements.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is generally funded from non-recurring, or extraordinary, revenue sources. The foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were discretionary donations to the foundation of $200 and $850 for the nine month periods ended September 30, 2013 and 2012, respectively.

•
FDIC insurance premiums increased in 2013 as a result of us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums are anticipated to approximate current levels for the remainder of 2013 and decline slightly in 2014.

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

•
Legal fees increased in 2013 as a result of higher costs associated with filing documents with the SEC, primarily those associated with XBRL tagging as well as legal costs incurred in relation to loan collection efforts. We expect legal fees to approximate current levels for the remainder of 2013.

•
During the first quarter of 2012, we incurred consulting fees to review our FHLB advances for potential restructuring options. These fees were also elevated in 2012 due to the engagement of consultants to review our loan prepayment and deposit decay assumptions and various information technology projects. Consulting fees are anticipated to approximate current levels for the remainder of 2013.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
ANALYSIS OF CHANGES IN FINANCIAL CONDITION

	September 30 2013	December 31 2012	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,604	$24,920	$(3,316)	(13.31)%
Certificates of deposit held in other financial institutions	2,045	4,465	(2,420)	(54.20)%
Trading securities	745	1,573	(828)	(52.64)%
AFS securities	501,057	504,010	(2,953)	(0.59)%
Mortgage loans AFS	712	3,633	(2,921)	(80.40)%
Loans	807,849	772,753	35,096	4.54%
ALLL	(11,600)	(11,936)	336	N/M
Premises and equipment	26,018	25,787	231	0.90%
Corporate owned life insurance policies	24,213	22,773	1,440	6.32%
Accrued interest receivable	6,584	5,227	1,357	25.96%
Equity securities without readily determinable fair values	18,353	18,118	235	1.30%
Goodwill and other intangible assets	46,361	46,532	(171)	(0.37)%
Other assets	15,400	12,784	2,616	20.46%
TOTAL ASSETS	$1,459,341	$1,430,639	$28,702	2.01%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,023,931	$1,017,667	$6,264	0.62%
Borrowed funds	266,001	241,001	25,000	10.37%
Accrued interest payable and other liabilities	8,104	7,482	622	8.31%
Total liabilities	1,298,036	1,266,150	31,886	2.52%
Shareholders’ equity	161,305	164,489	(3,184)	(1.94)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,459,341	$1,430,639	$28,702	2.01%

As shown above, total assets have increased since December 31, 2012. In the first nine months of 2013, loans grew by $35,096. This loan growth was primary funded by increases in borrowed funds. While we do anticipate that generating quality loans will continue to be competitive, we expect that loans will continue to grow throughout the rest of the year.
The following table outlines the changes in loans:

	September 30 2013	December 31 2012	$ Change	% Change (unannualized)
Commercial	$388,973	$371,505	$17,468	4.70%
Agricultural	92,927	83,606	9,321	11.15%
Residential real estate	291,825	284,148	7,677	2.70%
Consumer	34,124	33,494	630	1.88%
Total	$807,849	$772,753	$35,096	4.54%
The following table outlines the changes in deposits:

	September 30 2013	December 31 2012	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$143,013	$143,735	$(722)	(0.50)%
Interest bearing demand deposits	186,630	181,259	5,371	2.96%
Savings deposits	245,217	228,338	16,879	7.39%
Certificates of deposit	366,349	376,790	(10,441)	(2.77)%
Brokered certificates of deposit	51,410	55,348	(3,938)	(7.11)%
Internet certificates of deposit	31,312	32,197	(885)	(2.75)%
Total	$1,023,931	$1,017,667	$6,264	0.62%
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 111,904 shares or $2,754 of common stock during the first nine months of 2013, as compared to 85,227 shares or $2,025 of common stock during the same period in 2012. We also offer the Directors Plan in which participants purchase stock units, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $423 and $496 during the nine month periods ended September 30, 2013 and 2012, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 73,969 shares or $1,815 of common stock compared to 63,103 shares for $1,520 during the first nine months of 2013 and 2012, respectively. As of September 30, 2013, we were authorized to repurchase up to an additional 11,441 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.0%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the ALLL acquisition intangibles, was 8.45% as of September 30, 2013.
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

	September 30 2013	December 31 2012	Required
Equity Capital	13.75%	13.23%	4.00%
Secondary Capital	1.25%	1.25%	4.00%
Total Capital	15.00%	14.48%	8.00%
Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At September 30, 2013, the Bank exceeded these minimum capital requirements. On July 2, 2013, the FRB published revised BASEL III Capital standards for Banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2013	December 31 2012
Unfunded commitments under lines of credit	$117,592	$115,233
Commercial and standby letters of credit	3,986	3,935
Commitments to grant loans	17,656	40,507
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
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $525,451 or 36.0% of assets as of September 30, 2013 as compared to $534,968 or 37.4% as of December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB Advances, FRB Discount Window Advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, trading securities, AFS securities, or loans as collateral. As of September 30, 2013, we had available lines of credit of $84,966.
The following table summarizes our sources and uses of cash for the nine month periods ended September 30:

	2013	2012	$ Variance
Net cash provided by (used in) operating activities	$17,746	$14,860	$2,886
Net cash provided by (used in) investing activities	(48,142)	(56,181)	8,039
Net cash provided by (used in) financing activities	27,080	37,395	(10,315)
Increase (decrease) in cash and cash equivalents	(3,316)	(3,926)	610
Cash and cash equivalents January 1	24,920	28,590	(3,670)
Cash and cash equivalents September 30	$21,604	$24,664	$(3,060)
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

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2013, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.
The following table summarizes our interest rate sensitivity as of:

	September 30, 2013
Immediate basis point change assumption (short-term rates)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.86)%	—	0.23%	0.08%	(0.38)%	(1.06)%

	December 31, 2012
Immediate basis point change assumption (short-term rates)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(1.61)%	—	0.49%	(1.58)%	(1.74)%	(2.16)%
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
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2013 and December 31, 2012. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows. During the first quarter of 2012, we engaged the services of a third party to analyze our historical loan prepayment speeds and non-contractual deposit decay rates. We have reviewed the results of the analyses in detail and feel that it reasonably reflects the prepayment speeds and decay rates of our loan and deposit portfolios.

	September 30, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,674	$720	$—	$—	$—	$—	$3,394	$3,397
Average interest rates	0.63%	1.13%	—	—	—	—	0.74%
Trading securities	$745	$—	$—	$—	$—	$—	$745	$745
Average interest rates	2.98%	—	—	—	—	—	2.98%
AFS securities	$125,424	$81,535	$58,123	$49,484	$33,433	$153,058	$501,057	$501,057
Average interest rates	2.06%	2.18%	2.26%	2.60%	2.54%	2.71%	2.39%
Fixed interest rate loans (1)	$116,590	$96,391	$91,327	$111,943	$87,643	$125,683	$629,577	$630,612
Average interest rates	5.38%	5.31%	4.97%	4.58%	4.37%	4.34%	4.82%
Variable interest rate loans (1)	$80,238	$30,252	$20,423	$21,771	$14,599	$10,989	$178,272	$178,272
Average interest rates	5.03%	3.89%	4.05%	3.28%	3.35%	3.53%	4.28%
Rate sensitive liabilities
Borrowed funds	$102,964	$33,037	$20,000	$30,000	$40,000	$40,000	$266,001	$268,637
Average interest rates	0.68%	0.67%	1.69%	1.95%	2.35%	3.02%	1.50%
Savings and NOW accounts	$38,290	$34,526	$31,017	$27,895	$25,112	$275,007	$431,847	$431,847
Average interest rates	0.13%	0.13%	0.13%	0.13%	0.13%	0.12%	0.12%
Fixed interest rate certificates of deposit	$204,814	$81,371	$57,049	$46,580	$41,813	$16,319	$447,946	$450,211
Average interest rates	0.93%	1.85%	2.05%	1.80%	1.35%	1.69%	1.40%
Variable interest rate certificates of deposit	$936	$189	$—	$—	$—	$—	$1,125	$1,125
Average interest rates	0.42%	0.44%	—	—	—	—	0.42%

	December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$6,411	$100	$240	$—	$—	$—	$6,751	$6,761
Average interest rates	0.86%	0.35%	1.25%	—	—	—	0.86%
Trading securities	$1,051	$522	$—	$—	$—	$—	$1,573	$1,573
Average interest rates	2.68%	2.54%	—	—	—	—	2.63%
AFS securities	$124,452	$83,606	$49,419	$42,655	$35,504	$168,374	$504,010	$504,010
Average interest rates	2.42%	2.30%	2.53%	2.82%	2.89%	2.48%	2.50%
Fixed interest rate loans (1)	$138,840	$96,013	$91,353	$85,095	$109,057	$89,760	$610,118	$622,329
Average interest rates	5.74%	5.62%	5.57%	5.21%	4.60%	4.63%	5.26%
Variable interest rate loans (1)	$64,482	$28,076	$24,669	$12,650	$22,061	$10,697	$162,635	$162,635
Average interest rates	4.90%	3.77%	3.96%	3.89%	3.36%	3.90%	4.21%
Rate sensitive liabilities
Borrowed funds	$77,865	$10,814	$42,322	$20,000	$40,000	$50,000	$241,001	$248,822
Average interest rates	0.46%	0.65%	1.14%	2.67%	2.15%	3.03%	1.59%
Savings and NOW accounts	$35,796	$32,794	$29,476	$26,520	$23,885	$261,126	$409,597	$409,597
Average interest rates	0.13%	0.13%	0.12%	0.12%	0.12%	0.11%	0.12%
Fixed interest rate certificates of deposit	$204,972	$76,373	$71,685	$51,232	$40,523	$18,399	$463,184	$471,479
Average interest rates	1.13%	1.69%	2.10%	2.14%	1.72%	1.67%	1.55%
Variable interest rate certificates of deposit	$782	$369	$—	$—	$—	$—	$1,151	$1,151
Average interest rates	0.46%	0.45%	—	—	—	—	0.46%
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
Item 4 – Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 ) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2013, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on April 26, 2012, to allow for the repurchase of an additional 150,000 shares of common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.
The following table provides information for the three month period ended September 30, 2013, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, June 30, 2013				39,585
July 1 - 31, 2013	10,208	$24.59	10,208	29,377
August 1 - 31, 2013	9,478	24.90	9,478	19,899
September 1 - 30, 2013	8,458	25.30	8,458	11,441
Total	28,144	$24.91	28,144	11,441

Item 6 - Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	October 28, 2013	/s/ Richard J. Barz
Richard J. Barz
Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2013	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)