Form 10-K
period 2013-12-31
ISABELLA BANK CORP
filed 2014-03-10
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $190,664,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,725,471 as of March 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held April 30, 2014	Part III

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
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K, or in our other filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income (loss)	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	Moody’s: Moody’s Investors Service, Inc
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSRs: Originated mortgage servicing rights
ESOP: Employee stock ownership plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTC: Over-the-Counter
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDI Act: Federal Deposit Insurance Act	PBO: Projected benefit obligation
FDIC: Federal Deposit Insurance Corporation	PCAOB: Public Company Accounting Oversight Board
FFIEC: Federal Financial Institutions Examinations Council	Rabbi Trust: A trust established to fund the Directors Plan
Fitch: Fitch Ratings	SEC: U.S. Securities & Exchange Commission
FRB: Federal Reserve Bank	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	S&P: Standard & Poor's
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language
GAAP: U.S. generally accepted accounting principles

PART I
Item 1. Business (Dollars in thousands)
General
Isabella Bank Corporation is a registered financial services holding company incorporated in September 1988 under Michigan law. The Corporation has two subsidiaries: Isabella Bank and Financial Group Information Services. Isabella Bank has 27 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and five colleges and universities. Financial Group Information Services renders information technology to Isabella Bank Corporation and Isabella Bank.
As used in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 8. Financial Statements and Supplementary Data, references to "the Corporation", “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2013, 2012, and 2011 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.
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
Lending activities include loans made pursuant to commercial and agricultural operating and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and have not purchased any loans from the secondary market. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. We also offer full service trust and brokerage services.
As of December 31, 2013, we had 360 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. We believe our relationship with our employees to be good. None of our workforce is subject to collective bargaining agreements.
Available Information
Our SEC filings (including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports) are available through our website (www.isabellabank.com). We will provide paper copies of our SEC reports free of charge upon request of a shareholder.
The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Isabella Bank Corporation (CIK #0000842517) and other issuers.
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

We, as a financial holding company, are regulated under the BHC Act, and are subject to the supervision of the FRB. We are registered as a financial services holding company with the FRB and are subject to annual reporting requirements and inspections and audits. Under FRB policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support its subsidiaries. This support may be required at times when, in the absence of such FRB policy, it would not otherwise be required to provide support.
Under Michigan law, if the capital of a Michigan state chartered bank (such as the Bank) has become impaired by losses or otherwise, the Commissioner of the DIFS may require that the deficiency in capital be met by assessment upon the bank’s shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the Certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2013 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal controls over financial reporting.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Note 15 – Commitments and Other Matters” and “Note 16 – Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Isabella Bank
The Bank is supervised and regulated by DIFS and the FRB. The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, and the safety and soundness of banking practices.
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
The Bank is also subject to legal limitations on the frequency and amount of dividends that can be paid to Isabella Bank Corporation. For example, a Michigan state chartered bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding six months (in the case of quarterly or semiannual dividends) or the preceding two consecutive six month periods (in the case of annual dividends).

The payment of dividends by Isabella Bank Corporation and the Bank is also affected by various regulatory requirements and policies, such as the requirement to keep adequate capital in compliance with regulatory guidelines. Federal laws impose further restrictions on the payment of dividends by insured banks that fail to meet specified capital levels. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The FRB and the FDIC have issued policy statements providing that bank holding companies and insured banks should generally pay dividends only out of current operating earnings. Additionally, the FRB Board of Governors requires a bank holding company to notify the FRB prior to increasing its cash dividend by more than 10% over the prior year.
The aforementioned regulations and restrictions may limit our ability to obtain funds from the Bank for our cash needs, including payment of dividends and operating expenses.
The activities and operations of the Bank are also subject to various federal and state laws and regulations.
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
Our enterprise risk process covers each of the following areas.
Increases to loan losses and required allowance for loan and lease losses
To manage the credit risk arising from lending activities, our most significant source of credit risk, we maintain what we believe are sound underwriting policies and procedures. We continuously monitor asset quality in order to manage our credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.
We maintain an ALLL, which is a reserve established through a provision for loan losses charged to expense. The ALLL, in our judgment, is necessary to reserve for estimated loan losses and risks within our loan portfolio. The level of the ALLL reflects our continued evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; and present economic, political and regulatory conditions. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and economic trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review our ALLL and may require changes in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than our own.
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
Our success depends primarily on the general economic conditions of the State of Michigan and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in the Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The local economic conditions in these areas have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Interest rate risk
IRR results from the timing differences in the maturity or repricing frequency of a financial institution’s interest earning assets and its interest bearing liabilities. We monitor the potential effects of changes in interest rates through simulations and gap analyses. To help mitigate the effects of changes in interest rates, we make significant efforts to stagger projected cash flows and maturities of interest sensitive assets and liabilities.
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
To minimize the potential losses due to operational risks, we have established a robust system of internal controls that is regularly tested by our internal audit department in conjunction with the services of certified public accounting firms who assists in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions, processes, and controls. The results of these procedures are reported to our Audit Committee.
The adoption of, violations of, or nonconformance with laws, rules, regulations, or prescribed practices
The financial services industry and public companies are extensively regulated and must meet regulatory standards set by the FDIC, DIFS, FRB, FASB, SEC, PCAOB, the CFPB, and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect the deposit insurance funds and consumers, and not necessarily to benefit our shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict at this time.
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
We may face increasing pressure from purchasers of our residential mortgage loans to repurchase loans sold or reimburse purchasers for losses related to such loans
We generally sell the fixed rate long term residential mortgage loans we originate to the secondary market. In response to the recent economic downturn, the purchasers of residential mortgage loans, such as government sponsored entities, increased their efforts to require sellers of residential mortgage loans to either repurchase loans previously sold, or reimburse the purchasers for losses incurred on foreclosed loans due to actual or alleged failure to strictly conform to the terms of the contract.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defending our business and may lead to penalties.
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
Our estimates and assumptions may be incorrect
Our consolidated financial statements conform with GAAP, which require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. These estimates are based on information available to us at the time the estimates are made. Actual results could differ from those estimates. For further discussion regarding significant accounting estimates, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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

Anti-takeover provisions
Our articles of incorporation include anti-takeover provisions that require a two-thirds majority vote to approve a sale of the Corporation. Additionally, changes to our articles of incorporation must be approved by a two-thirds majority vote of our shareholders. These provisions may make our stock less attractive to potential shareholders.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. We own 27 branches, an operations center, and a mortgage operations center. Our facilities current, planned, and best use is for conducting our current activities, with the exception of approximately 75% of our previous main office location, approximately 25% of the building that houses the Lake Isabella branch, and approximately 25% of the building that houses our mortgage processing operations which are leased to non-related parties. We continually monitor and assess the need for expansion and/or improvement for all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
Item 3. Legal Proceedings
We are not involved in any material legal proceedings. We are involved in ordinary, routine litigation incidental to our business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, financial condition, or cash flows.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Common Stock and Dividend Information
Our common stock is traded in the over the counter market. The common stock is quoted on the OTCQB market tier of the OTC Markets Group Inc.’s ("OTC Markets") electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”. Other trades in the common stock occur in privately negotiated transactions from time-to-time of which we may have little or no information.
Our authorized common stock consists of 15,000,000 shares, of which 7,723,023 shares are issued and outstanding as of December 31, 2013. As of that date, there were 3,080 shareholders of record.
We have reviewed the information available as to the range of reported high and low bid quotations, including high and low bid information as reported by OTC Markets. The following table sets forth our compilation of that information for the periods indicated. Price information obtained from OTC Markets reflects inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The following compiled data is provided for information purposes only and should not be viewed as indicative of the actual or market value of our common stock.

	Number of Shares	Sale Price
		Low	High
2013
First Quarter	54,741	$21.79	$25.10
Second Quarter	65,865	24.78	26.00
Third Quarter	105,540	23.49	25.50
Fourth Quarter	116,052	21.20	24.84
	342,198
2012
First Quarter	64,873	$22.15	$24.25
Second Quarter	63,656	23.45	24.98
Third Quarter	97,706	22.50	24.90
Fourth Quarter	87,966	21.60	23.45
	314,201
The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2013	2012
First Quarter	$0.21	$0.20
Second Quarter	0.21	0.20
Third Quarter	0.21	0.20
Fourth Quarter	0.21	0.20
Total	$0.84	$0.80
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on October 23, 2013, to allow for the repurchase of an additional 150,000 shares of common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the three month period ended December 31, 2013, with respect to the common stock repurchase plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, September 30				11,441
October 1 - 23	4,400	$23.86	4,400	7,041
Additional Authorization (150,000 shares)				157,041
October 24 - 31	4,950	23.84	4,950	152,091
November 1 - 30	7,022	23.50	7,022	145,069
December 1 - 31	7,673	22.42	7,673	137,396
Balance, December 31	24,045	$23.29	24,045	137,396
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in ISBA and each index was $100 at December 31, 2008 and all dividends are reinvested.

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2008	$100.00	$100.00	$100.00
12/31/2009	77.10	145.05	83.58
12/31/2010	73.40	171.14	95.29
12/31/2011	104.50	169.83	85.32
12/31/2012	99.30	199.89	101.15
12/31/2013	112.60	279.62	142.93

Item 6. Selected Financial Data
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2013	2012	2011	2010	2009
INCOME STATEMENT DATA
Interest income	$54,076	$56,401	$57,905	$57,217	$58,105
Interest expense	11,021	13,423	16,203	17,204	19,839
Net interest income	43,055	42,978	41,702	40,013	38,266
Provision for loan losses	1,111	2,300	3,826	4,857	6,093
Noninterest income	10,175	11,530	8,218	9,300	10,156
Noninterest expenses	37,413	37,639	34,530	33,807	33,683
Federal income tax expense	2,196	2,363	1,354	1,604	846
Net income	$12,510	$12,206	$10,210	$9,045	$7,800
PER SHARE
Basic earnings	$1.63	$1.61	$1.35	$1.20	$1.04
Diluted earnings	1.59	1.56	1.31	1.17	1.01
Dividends	0.84	0.80	0.76	0.72	0.70
Market value*	23.85	21.75	23.70	17.30	18.95
Tangible book value*	15.62	14.72	13.90	13.22	12.67
BALANCE SHEET DATA
At end of period
Loans	$808,037	$772,753	$750,291	$735,304	$723,316
Total assets	1,493,137	1,430,639	1,337,925	1,225,810	1,143,944
Deposits	1,043,766	1,017,667	958,164	877,339	802,652
Shareholders' equity	160,609	164,489	154,783	145,161	140,803
Average balance
Loans	$790,132	$754,304	$743,441	$725,534	$725,299
Total assets	1,448,440	1,381,083	1,287,195	1,182,930	1,127,634
Deposits	1,025,088	984,927	927,186	840,392	786,714
Shareholders’ equity	163,010	160,682	151,379	145,304	137,910
PERFORMANCE RATIOS
Return on average total assets	0.86%	0.88%	0.79%	0.76%	0.69%
Return on average shareholders' equity	7.67%	7.60%	6.74%	6.22%	5.66%
Return on average tangible equity	10.71%	11.41%	10.30%	9.51%	8.53%
Net interest margin yield (FTE)	3.50%	3.70%	3.87%	4.04%	4.06%
Loan to deposit*	77.42%	75.93%	78.31%	83.81%	90.12%
Nonperforming loans to total loans*	0.42%	1.00%	0.95%	0.83%	1.28%
Nonperforming assets to total assets*	0.32%	0.68%	0.67%	0.67%	0.91%
ALLL to nonperforming loans*	339.63%	154.39%	173.10%	202.97%	139.71%
CAPITAL RATIOS
Shareholders' equity to assets*	10.76%	11.50%	11.57%	11.84%	12.31%
Tier 1 capital to average assets*	8.46%	8.29%	8.18%	8.24%	8.60%
Tier 1 risk-based capital*	13.67%	13.23%	12.92%	12.44%	12.80%
Total risk-based capital*	14.92%	14.48%	14.17%	13.69%	14.06%
* At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012	September 30 2012	June 30 2012	March 31 2012
Total interest income	$13,603	$13,505	$13,440	$13,528	$13,845	$14,164	$14,188	$14,204
Total interest expense	2,683	2,736	2,781	2,821	3,051	3,239	3,429	3,704
Net interest income	10,920	10,769	10,659	10,707	10,794	10,925	10,759	10,500
Provision for loan losses	245	351	215	300	1,200	200	439	461
Noninterest income	2,130	2,862	2,736	2,447	2,686	2,759	2,544	3,541
Noninterest expenses	9,578	9,320	9,324	9,191	9,750	9,128	9,188	9,573
Federal income tax expense	303	674	643	576	19	899	672	773
Net income	$2,924	$3,286	$3,213	$3,087	$2,511	$3,457	$3,004	$3,234
PER SHARE
Basic earnings	$0.38	$0.43	$0.42	$0.40	$0.33	$0.45	$0.40	$0.43
Diluted earnings	0.37	0.42	0.41	0.39	0.32	0.44	0.39	0.41
Dividends	0.21	0.21	0.21	0.21	0.20	0.20	0.20	0.20
Market value*	23.85	24.85	24.75	25.00	21.75	22.50	24.85	24.00
Tangible book value*	15.62	15.43	15.19	14.95	14.72	14.65	14.37	14.15
* At end of period

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management’s discussion and analysis of the financial condition and results of our operations. This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in this Annual Report on Form 10-K.
Executive Summary
During 2013, we earned a record $12,510, which was an increase of $304 from 2012. We enjoyed loan growth of $35,284 and an improvement in credit quality indicators. As of December 31, 2013, our total assets were $1.49 billion, and assets under management - which included loans sold and serviced, and assets managed by our Investment and Trust Services Department of $645.09 million - were $2.14 billion, which was a 4.13% increase in assets under management from December 31, 2012.
While competition for high quality loans has been intense, we have not relaxed our underwriting standards and we remain committed to core community banking principles and long term sustainable growth. This focus has enabled us to continue to meet the needs of the communities we serve, which translates into increased shareholder value. Our loan quality remains sound as evidenced by the relatively low percentage of loans classified as nonperforming. As of December 31, 2013, our ratio of nonperforming loans to total loans was 0.42%. In comparison, the average percentage for all bank holding companies in our peer group was 1.71% as of September 30, 2013 (peer group ratios are not yet available for December 31, 2013). In addition, our risk based capital to risk adjusted total assets ratio of 14.92% as of December 31, 2013 compares favorably to the 8.00% ratio required to be classified as adequately capitalized under the Federal Reserve Board's risk based capital rules.
In August 2013, we opened our latest branch in Big Rapids, Michigan. We are excited about our newest branch's growth potential and the new relationships that we have established. The new location has complemented our existing Big Rapids office and will provide additional shareholder value for years to come.
In order to preserve our culture and provide strong leadership for the future we emphasize succession planning. We have made significant investments in employee development and as a result, we have a tremendous amount of leadership and professional strength throughout our organization. The selection of Jae A. Evans, previously Isabella Bank's Chief Operations Officer, as Richard J. Barz's successor as CEO of Isabella Bank Corporation effective January 1, 2014 was no exception to this commitment. Mr. Evans has been with the Bank since 2008 and has more than 36 years of banking experience. Prior to his position as Chief Operations Officer, Mr. Evans served as the president of the Greenville Division of Isabella Bank. Mr. Barz continues to serve on the Board of Directors for both Isabella Bank and Isabella Bank Corporation.
Recent Legislation
The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already had, and are expected to continue to have, a negative impact on our operating results. Of these four acts, the Dodd-Frank Act has had the most significant impact. The Dodd-Frank Act established the CFPB which has made significant changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. As a result of the implementation of some of the provisions, we have had increases in operational costs and this trend is expected to continue.
The CFPB has begun to issue substantial proposed and final rules regarding consumer lending, including residential mortgage lending. These rules will likely further increase our compensation and outside advisor costs to ensure our compliance with the new regulations. In addition to increased costs, we anticipate that residential mortgage volume will likely decline in 2014 due to the strict underwriting standards that have removed business judgment from the underwriting process.
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
Other
We have not received any notices of regulatory actions as of February 28, 2014.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are set forth in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. Of these significant accounting policies, we consider our policies regarding the ALLL, acquisition intangibles and goodwill, and the determination of the fair value and assessment of OTTI of investment securities to be our most critical accounting policies.
The ALLL requires our most subjective and complex judgment. Changes in economic conditions can have a significant impact on the ALLL and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the appropriateness of the ALLL, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to us at the time of the issuance of the consolidated financial statements. For additional discussion concerning our ALLL and related matters, see the detailed discussion to follow under the caption “Allowance for Loan and Lease Losses” and “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
U.S. generally accepted accounting principles require that we determine the fair value of the assets and liabilities of an acquired entity, and record their fair value on the date of acquisition. We employ a variety of measures in the determination of the fair value, including the use of discounted cash flow analysis, market appraisals, and projected future revenue streams. For certain items that we believe we have the appropriate expertise to determine the fair value, we may choose to use our own calculations of the value. In other cases, where the value is not easily determined, we consult with outside parties to determine the fair value of the identified asset or liability. Once valuations have been adjusted, the net difference between the price paid for the acquired entity and the net value of assets acquired on our balance sheet, including identifiable intangibles, is recorded as goodwill. Acquisition intangibles and goodwill are qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired on at least an annual basis.
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

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differential
The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also present an analysis of interest income and interest expense for the years indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Year Ended December 31
	2013			2012			2011
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$790,132	$41,233	5.22%	$754,304	$43,396	5.75%	$743,441	$45,463	6.12%
Taxable investment securities	335,575	7,228	2.15%	309,681	7,555	2.44%	235,437	6,941	2.95%
Nontaxable investment securities	165,774	8,294	5.00%	145,502	7,941	5.46%	136,356	7,847	5.75%
Trading account securities	1,071	55	5.14%	2,624	142	5.41%	5,087	286	5.62%
Other	27,235	447	1.64%	33,359	486	1.46%	37,539	506	1.35%
Total earning assets	1,319,787	57,257	4.34%	1,245,470	59,520	4.78%	1,157,860	61,043	5.27%
NONEARNING ASSETS
ALLL	(11,877)			(12,408)			(12,522)
Cash and demand deposits due from banks	18,162			19,409			20,195
Premises and equipment	25,993			25,244			24,397
Accrued income and other assets	96,375			103,368			97,265
Total assets	$1,448,440			$1,381,083			$1,287,195
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$183,665	161	0.09%	$170,851	204	0.12%	$152,530	189	0.12%
Savings deposits	242,777	366	0.15%	214,958	451	0.21%	192,999	488	0.25%
Time deposits	456,774	6,613	1.45%	473,675	8,476	1.79%	467,931	10,258	2.19%
Borrowed funds	251,590	3,881	1.54%	225,689	4,292	1.90%	198,828	5,268	2.65%
Total interest bearing liabilities	1,134,806	11,021	0.97%	1,085,173	13,423	1.24%	1,012,288	16,203	1.60%
NONINTEREST BEARING LIABILITIES
Demand deposits	141,872			125,443			113,726
Other	8,752			9,785			9,802
Shareholders’ equity	163,010			160,682			151,379
Total liabilities and shareholders’ equity	$1,448,440			$1,381,083			$1,287,195
Net interest income (FTE)		$46,236			$46,097			$44,840
Net yield on interest earning assets (FTE)			3.50%			3.70%			3.87%

Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. Interest income includes loan fees of $3,182 in 2013, $3,178 in 2012, and $2,385 in 2011. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, AFS securities, and trading securities, thus making year to year comparisons more meaningful.
Volume and Rate Variance Analysis
The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:
Volume—change in volume multiplied by the previous year’s rate.
Rate—change in the FTE rate multiplied by the previous year’s volume.
The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2013 Compared to 2012 Increase (Decrease) Due to			2012 Compared to 2011 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$1,996	$(4,159)	$(2,163)	$656	$(2,723)	$(2,067)
Taxable AFS securities	601	(928)	(327)	1,945	(1,331)	614
Nontaxable AFS securities	1,049	(696)	353	511	(417)	94
Trading securities	(80)	(7)	(87)	(134)	(10)	(144)
Other	(96)	57	(39)	(59)	39	(20)
Total changes in interest income	3,470	(5,733)	(2,263)	2,919	(4,442)	(1,523)
Changes in interest expense
Interest bearing demand deposits	14	(57)	(43)	22	(7)	15
Savings deposits	53	(138)	(85)	52	(89)	(37)
Time deposits	(293)	(1,570)	(1,863)	124	(1,906)	(1,782)
Borrowed funds	457	(868)	(411)	647	(1,623)	(976)
Total changes in interest expense	231	(2,633)	(2,402)	845	(3,625)	(2,780)
Net change in interest margin (FTE)	$3,239	$(3,100)	$139	$2,074	$(817)	$1,257
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

	Average Yield / Rate for the Three Month Periods Ended:
	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
Total earning assets	4.30%	4.31%	4.35%	4.41%	4.61%
Total interest bearing liabilities	0.94%	0.96%	0.99%	1.01%	1.12%
Net yield on interest earning assets (FTE)	3.50%	3.48%	3.50%	3.54%	3.65%

While there have been increases in long term interest rates, short and medium term interest rates continue to be at historically low levels. We do not anticipate any significant changes in net interest margin yield in the near future. Despite the challenging current interest rate environment, we anticipate net interest income and the net yield on interest earning assets (FTE) will modestly increase as most interest earning assets have already repriced at lower rates while some interest bearing liabilities will likely reprice at lower interest rates in coming periods. As shown in in the following table net interest income in the fourth quarter of 2013 exceeded net interest income in each of the previous four quarters.

	Quarter to Date Net Interest Income
	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
Total interest income	$13,603	$13,505	$13,440	$13,528	$13,845
Total interest expense	2,683	2,736	2,781	2,821	3,051
Net interest income	$10,920	$10,769	$10,659	$10,707	$10,794
Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned credit ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the loan portfolio.
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2013	2012	2011	2010	2009
ALLL at beginning of period	$11,936	$12,375	$12,373	$12,979	$11,982
Loans charged-off
Commercial and agricultural	907	1,672	1,984	3,731	3,081
Residential real estate	1,004	1,142	2,240	2,524	2,627
Consumer	429	542	552	596	934
Total loans charged-off	2,340	3,356	4,776	6,851	6,642
Recoveries
Commercial and agricultural	363	240	461	453	623
Residential real estate	181	122	177	638	546
Consumer	249	255	314	297	377
Total recoveries	793	617	952	1,388	1,546
Provision for loan losses	1,111	2,300	3,826	4,857	6,093
ALLL at end of period	$11,500	$11,936	$12,375	$12,373	$12,979
Net loans charged-off	$1,547	$2,739	$3,824	$5,463	$5,096
Net loans charged-off to average loans outstanding	0.20%	0.36%	0.51%	0.75%	0.70%
ALLL as a % of loans at end of period	1.42%	1.54%	1.65%	1.68%	1.79%

The following table summarizes our charge-off and recovery activity for the three months ended:

	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
Total loans charged-off	$497	$602	$719	$522	$1,469
Total recoveries	152	151	295	195	143
Net loans charged-off	345	451	424	327	1,326
Net loans charged-off to average loans outstanding	0.04%	0.06%	0.05%	0.04%	0.17%
Provision for loan losses	$245	$351	$215	$300	$1,200
As the level of net loans charged-off has continued to decline since 2008, we have been able to gradually reduce the ALLL in both amount and as a percentage of loans. We anticipate 2014 net loans charged-off to approximate 2013 levels and, as such, we anticipate that the ALLL will approximate current levels. While overall net loans charged-off is likely to remain at current levels in the near future, charge-offs on residential real estate loans are anticipated to increase slightly as a percentage of net loans charged-off due to increased foreclosures as a result of the impact of the CFPB ability to repay rules. For further discussion of the allocation of the ALLL, see “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
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

	Total Past Due and Nonaccrual
	December 31 2013	September 30 2013	June 30 2013	March 31 2013	December 31 2012
Commercial and agricultural	$3,621	$5,371	$4,962	$8,713	$7,271
Residential real estate	7,008	6,339	5,080	4,077	5,431
Consumer	259	152	104	212	199
Total	$10,888	$11,862	$10,146	$13,002	$12,901

	Total Past Due and Nonaccrual as of December 31
	2013	2012	2011	2011	2009
Commercial and agricultural	$3,621	$7,271	$7,420	$9,606	$8,839
Residential real estate	7,008	5,431	5,297	8,119	10,296
Consumer	259	199	186	309	460
Total	$10,888	$12,901	$12,903	$18,034	$19,595
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of December 31, 2013 or December 31, 2012.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.
The following table provides a roll-forward of TDRs for the years ended December 31, 2012 and 2013:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2012	112	$17,739	12	$1,017	124	$18,756
New modifications	58	10,149	9	1,217	67	11,366
Principal payments	—	(1,578)	—	(287)	—	(1,865)
Loans paid-off	(40)	(7,719)	(4)	(158)	(44)	(7,877)
Partial charge-off	—	(231)	—	(40)	—	(271)
Balances charged-off	(2)	(140)	(4)	(100)	(6)	(240)
Transfers to OREO	(2)	(134)	(5)	(380)	(7)	(514)
Transfers to accrual status	2	131	(2)	(131)	—	—
Transfers to nonaccrual status	(13)	(1,686)	13	1,686	—	—
December 31, 2012	115	16,531	19	2,824	134	19,355
New modifications	76	12,192	5	424	81	12,616
Principal payments	—	(891)	—	(292)	—	(1,183)
Loans paid-off	(17)	(2,844)	(6)	(800)	(23)	(3,644)
Partial charge-off	—	(79)	—	(477)	—	(556)
Balances charged-off	(3)	(167)	(1)	(27)	(4)	(194)
Transfers to OREO	(1)	(33)	(7)	(496)	(8)	(529)
Transfers to accrual status	2	133	(2)	(133)	—	—
Transfers to nonaccrual status	(7)	(419)	7	419	—	—
December 31, 2013	165	$24,423	15	$1,442	180	$25,865

The following table summarizes our TDRs as of December 31:

	2013			2012			2011
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$21,690	$1,189	$22,879	$16,301	$941	$17,242	$16,125	$514	$16,639
Past due 30-59 days	2,158	37	2,195	158	561	719	1,564	344	1,908
Past due 60-89 days	575	—	575	72	41	113	50	85	135
Past due 90 days or more	—	216	216	—	1,281	1,281	—	74	74
Total	$24,423	$1,442	$25,865	$16,531	$2,824	$19,355	$17,739	$1,017	$18,756

	2010			2009
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$4,798	$499	$5,297	$2,754	$786	$3,540
Past due 30-59 days	175	26	201	107	80	187
Past due 60-89 days	102	—	102	—	824	824
Past due 90 days or more	—	163	163	—	426	426
Total	$5,075	$688	$5,763	$2,861	$2,116	$4,977
Additional disclosures about TDRs are included in “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2013			2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$10,663	$11,193	$1,585	$9,227	$9,640	$1,333
Commercial other	1,310	1,340	62	1,167	1,197	38
Agricultural real estate	1,459	1,459	30	91	91	32
Agricultural other	79	199	—	569	689	59
Residential real estate senior liens	12,266	12,841	2,010	8,224	8,670	1,429
Residential real estate junior liens	20	20	4	21	57	4
Consumer secured	68	69	—	56	56	—
Total TDRs	25,865	27,121	3,691	19,355	20,400	2,895
Other impaired loans
Commercial real estate	1,707	2,193	330	1,817	2,304	320
Commercial other	136	217	58	2,245	2,376	359
Agricultural other	—	—	—	63	63	—
Residential real estate senior liens	1,795	2,473	268	2,226	3,002	354
Residential real estate junior liens	28	45	5	51	61	9
Home equity lines of credit	193	493	—	182	482	—
Consumer secured	51	79	—	19	28	—
Total other impaired loans	3,910	5,500	661	6,603	8,316	1,042
Total impaired loans	$29,775	$32,621	$4,352	$25,958	$28,716	$3,937
Additional disclosure related to impaired loans is included in “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2013	2012	2011	2010	2009
Nonaccrual loans	$3,244	$7,303	$6,389	$5,610	$8,522
Accruing loans past due 90 days or more	142	428	760	486	768
Total nonperforming loans	3,386	7,731	7,149	6,096	9,290
Foreclosed assets	1,412	2,018	1,876	2,067	1,157
Total nonperforming assets	$4,798	$9,749	$9,025	$8,163	$10,447
Nonperforming loans as a % of total loans	0.42%	1.00%	0.95%	0.83%	1.28%
Nonperforming assets as a % of total assets	0.32%	0.68%	0.67%	0.67%	0.91%
After a loan is 90 days past due, it is generally placed in nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance.
Included in the nonaccrual loan balances above were loans currently classified as TDRs as of December 31:

	2013	2012	2011	2010	2009
Commercial and agricultural	$833	$2,325	$520	$115	$1,692
Residential real estate	609	499	497	573	424
Total	$1,442	$2,824	$1,017	$688	$2,116

Nonaccrual TDRs increased in 2012 as a result of two large TDRs that were granted during the year. These relationships had a balance of $756 and $1,710 as of December 31, 2013 and 2012, respectively.
The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of each period.

	2013			2012			2011
	Outstanding Balance		Specific Allocation	Outstanding Balance		Specific Allocation	Outstanding Balance	Specific Allocation
Borrower 1	$—		$—	$—	(A)	$—	$1,014	$—	(C)
Borrower 2	—		—	—	(B)	—	1,900	—	(D)
Borrower 3	—	(A)	—	2,077		359	—	—
Borrower 4	—		—	—		—	—	—
Others not individually significant	3,244			5,226			3,475
Total	$3,244			$7,303			$6,389

	2010			2009
	Outstanding Balance		Specific Allocation	Outstanding Balance	Specific Allocation
Borrower 1	$—		$—	$—	$—
Borrower 2	2,679		345	—	—
Borrower 3	—		—	—	—
Borrower 4	—	(B)	—	1,800	—	(D)
Others not individually significant	2,931			6,722
Total	$5,610			$8,522

A -	Transferred to accrual status.
B -	Loan was partially charged-off with the remaining outstanding balance paid off by the customer.
C -	No specific allocation as the net realizable value of the loan’s underlying collateral value exceeded the loan’s carrying balance.
D -	No specific allocation established for this loan as it was charged down to reflect the current fair value of the underlying real estate.
Additional disclosures about nonaccrual loans are included in “Note 6 – Loans and ALLL” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that all loans deemed to be impaired have been identified.
We believe that the level of the ALLL is appropriate as of December 31, 2013 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2013	2012	$	%	2011	$	%
Service charges and fees
NSF and overdraft fees	$2,243	$2,367	$(124)	(5.24)%	$2,500	$(133)	(5.32)%
ATM and debit card fees	1,944	1,874	70	3.74%	1,736	138	7.95%
Trust fees	1,154	1,061	93	8.77%	979	82	8.38%
Freddie Mac servicing fee	737	757	(20)	(2.64)%	732	25	3.42%
Service charges on deposit accounts	373	337	36	10.68%	324	13	4.01%
Net OMSRs income (loss)	269	(89)	358	N/M	(293)	204	(69.62)%
All other	116	125	(9)	(7.20)%	140	(15)	(10.71)%
Total service charges and fees	6,836	6,432	404	6.28%	6,118	314	5.13%
Gain on sale of mortgage loans	962	1,576	(614)	(38.96)%	538	1,038	N/M
Earnings on corporate owned life insurance policies	732	698	34	4.87%	609	89	14.61%
Gain (loss) on sale of AFS securities	171	1,119	(948)	(84.72)%	3	1,116	N/M
Other
Brokerage and advisory fees	704	574	130	22.65%	545	29	5.32%
Gain on sale of OREO	286	220	66	30.00%	62	158	N/M
Corporate Settlement Solutions joint venture	143	504	(361)	(71.63)%	(182)	686	N/M
Other	341	407	(66)	(16.22)%	525	(118)	(22.48)%
Total other	1,474	1,705	(231)	(13.55)%	950	755	79.47%
Total noninterest income	$10,175	$11,530	$(1,355)	(11.75)%	$8,218	$3,312	40.30%

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

•
As customers continue to increase their dependence on ATM and debit cards, we have seen a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of ATM and debit cards increase.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage and advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We expect this trend to continue.

•
Offering rates on residential mortgage loans is the most significant driver behind fluctuations in the gain on sale of mortgage loans and net OMSRs income (loss). As offering rates increase, we typically experience reductions in the gain on sale of mortgage loans. Offsetting these declines are increases in the value of our mortgage servicing portfolio, leading to the increase in net OMSRs income. As mortgage rates are not expected to noticeably decline in the foreseeable future and purchase money mortgage activity will likely remain soft, we expect mortgage origination volumes to significantly decline in 2014 leading to further declines in the gain on sale of mortgage loans.

•
We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several mortgage-backed securities pools in 2013 and 2012 that made economic sense to sell. We do not anticipate any significant investment sales during 2014.

•
Earnings on corporate owned life insurance policies increased in 2012 as a result of the purchase of an additional $4,000 in policies in the third quarter of 2011. Future earnings are expected to approximate current levels.

•
As property values and the facts and circumstances surrounding each property vary, gains or losses from the sale of OREO fluctuates from year to year. We do not anticipate any significant gains or losses on assets currently included in OREO.

•
Income from the joint venture in Corporate Settlement Solutions has declined in 2013 as a result of the decline in mortgage loan refinancing activity. Additionally, Corporate Settlement Solutions has increased staffing levels to expand its national operations. We expect 2014 earnings to approximate current levels.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels in 2014.

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, net AFS security impairment loss, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2013	2012	$	%	2011	$	%
Compensation and benefits
Employee salaries	$15,677	$15,374	$303	1.97%	$14,377	$997	6.93%
Employee benefits	5,788	5,853	(65)	(1.11)%	4,915	938	19.08%
Total compensation and benefits	21,465	21,227	238	1.12%	19,292	1,935	10.03%
Furniture and equipment
Service contracts	2,277	1,995	282	14.14%	1,898	97	5.11%
Depreciation	1,889	1,796	93	5.18%	1,916	(120)	(6.26)%
ATM and debit card fees	710	690	20	2.90%	629	61	9.70%
All other	69	79	(10)	(12.66)%	54	25	46.30%
Total furniture and equipment	4,945	4,560	385	8.44%	4,497	63	1.40%
Occupancy
Outside services	671	605	66	10.91%	587	18	3.07%
Depreciation	667	621	46	7.41%	605	16	2.64%
Utilities	502	463	39	8.42%	462	1	0.22%
Property taxes	499	501	(2)	(0.40)%	470	31	6.60%
All other	314	329	(15)	(4.56)%	346	(17)	(4.91)%
Total occupancy	2,653	2,519	134	5.32%	2,470	49	1.98%
Net AFS securities impairment loss	—	282	(282)	(100.00)%	—	282	100.00%
Other
Marketing and community relations	1,131	1,965	(834)	(42.44)%	1,174	791	67.38%
FDIC insurance premiums	1,082	864	218	25.23%	1,086	(222)	(20.44)%
Directors fees	819	885	(66)	(7.46)%	842	43	5.11%
Audit and related fees	738	711	27	3.80%	714	(3)	(0.42)%
Education and travel	502	588	(86)	(14.63)%	526	62	11.79%
Loan underwriting fees	423	403	20	4.96%	331	72	21.75%
Printing and supplies	396	424	(28)	(6.60)%	405	19	4.69%
Postage and freight	387	389	(2)	(0.51)%	388	1	0.26%
Legal fees	359	268	91	33.96%	302	(34)	(11.26)%
Consulting fees	315	482	(167)	(34.65)%	386	96	24.87%
Amortization of deposit premium	221	260	(39)	(15.00)%	299	(39)	(13.04)%
Foreclosed asset and collection	211	202	9	4.46%	576	(374)	(64.93)%
State taxes	140	187	(47)	(25.13)%	57	130	N/M
Other losses	109	300	(191)	(63.67)%	54	246	N/M
All other	1,517	1,123	394	35.08%	1,131	(8)	(0.71)%
Total other	8,350	9,051	(701)	(7.75)%	8,271	780	9.43%
Total noninterest expenses	$37,413	$37,639	$(226)	(0.60)%	$34,530	$3,109	9.00%

Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased as a result of normal merit increases and due to our continued growth. Employee benefit expenses increased in 2012 primarily as a result of increases in health care and retirement related expenses. Despite the increase in employee salaries in 2013, employee benefit expenses declined. This decline was the result of decreases in retirement related expenses. We anticipate that total employee benefits will increase moderately in 2014.

•
Service contracts have increased during 2013 due to costs related to data lines as well as increases in various other contracts as we continue to expand our on-line services offered to customers. Service contracts are expected to continue their increases in 2014.

•
During the first quarter of 2012, we recorded a credit impairment on an AFS security through earnings due to a bond being downgraded below investment grade. We continuously monitor the AFS security portfolio for other potential OTTI. For further discussion, see “Note 5 – AFS Securities” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is funded by discretionary donations. The affiliated foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were discretionary donations to the foundation of $200, $850, and $250 for the years ended December 31, 2013, 2012, and 2011, respectively.

•
FDIC insurance premiums increased in 2013 as a result of us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums are anticipated to decline slightly in 2014.

•	Audit and related fees fluctuate from period to period based on the timing of services performed. Audit and related fees are expected to approximate current levels in 2014.

•
We place a strong emphasis on employee development through continuous education. Education and travel expenses vary from year to year based on the timing of various programs that our employees attend. Education and travel expenses are expected to increase in 2014, but are not expected to exceed 2012 levels.

•
Legal fees increased in 2013 as a result of higher costs associated with filing documents with the SEC, primarily those associated with XBRL tagging as well as legal costs incurred in relation to loan collection efforts. We expect legal fees to approximate current levels for 2014.

•
During the first quarter of 2012, we incurred consulting fees to review our FHLB advances for potential restructuring options. These fees were also elevated in 2012 due to the engagement of consultants to review our loan prepayment and deposit decay assumptions and various information technology projects. Consulting fees are anticipated to approximate current levels in 2014.

•
Other losses increased significantly in 2012 primarily as a result of losses incurred related to fraudulent activities as well as losses related to the repurchase of a loan that we previously sold to a third party. While other losses fluctuate from period to period, they are expected to approximate current levels in 2014.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2013	2012	$	%
ASSETS
Cash and cash equivalents	$41,558	$24,920	$16,638	66.77%
Certificates of deposit held in other financial institutions	580	4,465	(3,885)	(87.01)%
Trading securities	525	1,573	(1,048)	(66.62)%
AFS securities
Amortized cost of AFS securities	517,614	490,420	27,194	5.55%
Unrealized gains (losses) on AFS securities	(5,552)	13,590	(19,142)	(140.85)%
AFS securities	512,062	504,010	8,052	1.60%
Mortgage loans AFS	1,104	3,633	(2,529)	(69.61)%
Loans
Gross loans	808,037	772,753	35,284	4.57%
Less allowance for loan and lease losses	11,500	11,936	(436)	(3.65)%
Net loans	796,537	760,817	35,720	4.69%
Premises and equipment	25,719	25,787	(68)	(0.26)%
Corporate owned life insurance policies	24,401	22,773	1,628	7.15%
Accrued interest receivable	5,442	5,227	215	4.11%
Equity securities without readily determinable fair values	18,293	18,118	175	0.97%
Goodwill and other intangible assets	46,311	46,532	(221)	(0.47)%
Other assets	20,605	12,784	7,821	61.18%
TOTAL ASSETS	$1,493,137	$1,430,639	$62,498	4.37%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,043,766	$1,017,667	$26,099	2.56%
Borrowed funds	279,326	241,001	38,325	15.90%
Accrued interest payable and other liabilities	9,436	7,482	1,954	26.12%
Total liabilities	1,332,528	1,266,150	66,378	5.24%
Shareholders’ equity	160,609	164,489	(3,880)	(2.36)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,493,137	$1,430,639	$62,498	4.37%
As shown above, total assets have increased $62,498 since December 31, 2012. During 2013, we increased our cost basis of AFS securities by $27,194 while loans grew by $35,284. The increase in our AFS securities portfolio was partially offset by $19,142 in unrealized losses observed during the year. This balance sheet growth was funded by increases in both deposits and borrowed funds. While we do anticipate that generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2014.
A discussion of changes in balance sheet amounts by major categories follows:
Certificates of deposit held in other financial institutions
During 2013, we reinvested maturities of certificates of deposit held in other financial institutions into AFS investment securities to increase net interest margins (as the yields on AFS investment securities exceeded the potential reinvestment rates for certificates of deposits held in other financial institutions during the year). This trend is likely to continue in 2014.

AFS investment securities
The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and our overall exposure to changes in interest rates.
The following is a schedule of the carrying value of AFS investment securities as of December 31:

	2013	2012	2011
Government sponsored enterprises	$23,745	$25,776	$397
States and political subdivisions	201,988	182,743	174,938
Auction rate money market preferred	2,577	2,778	2,049
Preferred stocks	5,827	6,363	5,033
Mortgage-backed securities	144,115	155,345	143,602
Collateralized mortgage obligations	133,810	131,005	99,101
Total	$512,062	$504,010	$425,120
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
The following is a schedule of maturities of AFS investment securities and their weighted average yield as of December 31, 2013. Weighted average yields have been computed on an FTE basis using a tax rate of 34%. Our auction rate money market preferred is a long term floating rate instrument for which the interest rate is set at periodic auctions. At each successful auction, we have the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred and preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$73	7.91	$23,672	1.46	$—	—	$—	—
States and political subdivisions	961	6.51	38,794	4.76	98,965	4.93	63,268	4.10	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	144,115	2.05
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	133,810	2.30
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,577	6.28
Preferred stocks	—	—	—	—	—	—	—	—	5,827	5.80
Total	$961	6.51	$38,867	4.77	$122,637	4.26	$63,268	4.10	$286,329	2.28

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2013	2012	2011	2010	2009
Commercial	$392,104	$371,505	$365,714	$348,852	$340,274
Agricultural	92,589	83,606	74,645	71,446	64,845
Residential real estate	289,931	284,148	278,360	284,029	285,838
Consumer	33,413	33,494	31,572	30,977	32,359
Total	$808,037	$772,753	$750,291	$735,304	$723,316
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2013		2012		2011
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$20,599	5.54%	$5,791	1.58%	$16,862	4.83%
Agricultural	8,983	10.74%	8,961	12.00%	3,199	4.48%
Residential real estate	5,783	2.04%	5,788	2.08%	(5,669)	(2.00)%
Consumer	(81)	(0.24)%	1,922	6.09%	595	1.92%
Total	$35,284	4.57%	$22,462	2.99%	$14,987	2.04%
We expect loans to increase moderately in 2014, with most of the growth in commercial loans.
Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost and investments in unconsolidated entities accounted for under the equity method of accounting (see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 20 – Fair Value” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2013	2012	2011	2010	2009
Noninterest bearing demand deposits	$158,428	$143,735	$119,072	$104,902	$96,875
Interest bearing demand deposits	192,089	181,259	163,653	142,259	128,111
Savings deposits	243,237	228,338	193,902	177,817	157,020
Certificates of deposit	362,473	376,790	395,777	386,435	356,594
Brokered certificates of deposit	56,329	55,348	54,326	53,748	50,933
Internet certificates of deposit	31,210	32,197	31,434	12,178	13,119
Total	$1,043,766	$1,017,667	$958,164	$877,339	$802,652

The following table presents the change in the deposit categories for the years ended December 31:

	2013		2012		2011
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$14,693	10.22%	$24,663	20.71%	$14,170	13.51%
Interest bearing demand deposits	10,830	5.97%	17,606	10.76%	21,394	15.04%
Savings deposits	14,899	6.52%	34,436	17.76%	16,085	9.05%
Certificates of deposit	(14,317)	(3.80)%	(18,987)	(4.80)%	9,342	2.42%
Brokered certificates of deposit	981	1.77%	1,022	1.88%	578	1.08%
Internet certificates of deposit	(987)	(3.07)%	763	2.43%	19,256	158.12%
Total	$26,099	2.56%	$59,503	6.21%	$80,825	9.21%
We anticipate deposits to continue to increase in 2014. Growth in 2014 is anticipated to continue to come in the form of non-contractual deposits, while certificates of deposit are expected to approximate current levels.
The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2013 was as follows:

Maturity
Within 3 months	$33,773
Within 3 to 6 months	26,598
Within 6 to 12 months	48,345
Over 12 months	128,986
Total	$237,702
Borrowed Funds
Borrowed funds include FHLB advances and securities sold under agreements to repurchase. The balance of borrowed funds fluctuates from period to period based on our funding needs including changes in loans, investments, and deposits. For additional disclosure related to borrowed funds, see “Note 10 – Borrowed Funds” of Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancelable obligations and future minimum payments as of December 31, 2013:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$593,754	$—	$—	$—	$593,754
Certificates of deposit with stated maturities	207,278	140,040	85,550	17,144	450,012
Total deposits	801,032	140,040	85,550	17,144	1,043,766
Borrowed funds
Short-term borrowings	106,025	—	—	—	106,025
Long-term borrowings	20,876	42,425	70,000	40,000	173,301
Total borrowed funds	126,901	42,425	70,000	40,000	279,326
Total contractual obligations	$927,933	$182,465	$155,550	$57,144	$1,323,092

We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2013. Commitments to grant loans include loans to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$72,166	$31,141	$13,059	$5,593	$121,959
Commitments to grant loans	29,096	—	—	—	29,096
Commercial and standby letters of credit	4,169	—	—	—	4,169
Total loan commitments	$105,431	$31,141	$13,059	$5,593	$155,224
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 13 – Off-Balance-Sheet Activities” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 149,191 shares or $3,618 of common stock during 2013, and 124,530 shares or $2,898 of common stock in 2012. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments (see "Note 17 – Benefit Plans" of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). Pursuant to this plan, we increased shareholders’ equity by $554 and $643 during 2013 and 2012, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 98,014 shares or $2,375 of common stock compared to 83,586 shares for $1,980 during 2013 and 2012, respectively. As of December 31, 2013, we were authorized to repurchase up to an additional 137,396 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the ALLL acquisition intangibles, was 8.46% as of December 31, 2013.
The FRB has established a minimum risk based capital standard. Under this standard, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8.00%, of which at least 4.00% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and our values as of December 31:

	2013	2012	Required
Equity Capital	13.67%	13.23%	4.00%
Secondary Capital	1.25%	1.25%	4.00%
Total Capital	14.92%	14.48%	8.00%
Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At December 31, 2013, the Bank exceeded these minimum capital requirements. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation. For further information regarding the Bank’s capital requirements, see “Note 16 – Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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
For further information regarding fair value measurements, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 20 – Fair Value” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Interest Rate Sensitivity
Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates. One tool we use to measure interest rate sensitivity is gap analysis. As shown in the table below, the gap analysis depicts our position for specific time periods and the cumulative gap as a percentage of total assets.
Trading securities are included in the 0 to 3 month time frame due to their repricing characteristics. Fixed interest rate AFS securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $168,332 as of December 31, 2013, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,139 that are included in the 0 to 3 month time frame.
Savings and NOW accounts have no contractual maturity date and are believed by us to be predominantly noninterest rate sensitive. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon our analysis of deposit decay over the past five years. We believe this decay experience is consistent with our expectation for the future. As of December 31, 2013, we had a positive cumulative gap within one year. A positive gap position results when more assets, within a specified time frame, have the potential to mature or reprice than liabilities.
The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2013. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the allowance for loan losses are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
Trading securities	$525	$—	$—	$—
AFS securities	44,680	87,212	226,963	153,207
Loans	188,897	89,166	390,793	135,937
Total	$234,102	$176,378	$617,756	$289,144
Interest sensitive liabilities
Borrowed funds	$116,169	$10,781	$112,376	$40,000
Time deposits	61,029	146,624	225,215	17,144
Savings deposits	16,598	20,843	82,092	123,704
Interest bearing demand deposits	2,390	7,169	33,397	149,133
Total	$196,186	$185,417	$453,080	$329,981
Cumulative gap	$37,916	$28,877	$193,553	$152,716
Cumulative gap as a % of assets	2.54%	1.93%	12.96%	10.23%

The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2013. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$88,527	$264,296	$131,870	$484,693
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$218,869	$125,938
Variable interest rates		45,427	5,932
Total		$264,296	$131,870
Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $554,725 or 37.15% of assets as of December 31, 2013 as compared to $534,968 or 37.39% as of December 31, 2012. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, trading securities, AFS securities, or loans as collateral. As of December 31, 2013, we had available lines of credit of $127,748.
The following table summarizes our sources and uses of cash for the years ended December 31:

	2013	2012	$ Variance
Net cash provided by (used in) operating activities	$22,741	$19,464	$3,277
Net cash provided by (used in) investing activities	(64,931)	(101,874)	36,943
Net cash provided by (used in) financing activities	58,828	78,740	(19,912)
Increase (decrease) in cash and cash equivalents	16,638	(3,670)	20,308
Cash and cash equivalents at beginning of period	24,920	28,590	(3,670)
Cash and cash equivalents at end of period	$41,558	$24,920	$16,638
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

The primary technique to measure IRR is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of yield curves, interest rate relationships, and loan prepayments. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies.
Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2013, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.
The following table summarizes our interest rate sensitivity as of:

	December 31, 2013
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.85)%	—	0.25%	(0.28)%	(0.99)%	(2.16)%

	December 31, 2012
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(1.61)%	—	0.49%	(1.58)%	(1.74)%	(2.16)%
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
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2013 and December 31, 2012. The principal amounts of assets and time deposits maturing were calculated based on the contractual maturity dates. Savings and NOW accounts are based on management's estimate of their future cash flows. During the first quarter of 2012, we engaged the services of a third party to analyze our historical loan prepayment speeds and non-contractual deposit decay rates. We have reviewed the results of the analyses in detail and feel that it reasonably reflects the prepayment speeds and decay rates of our loan and deposit portfolios.

	December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$19,903	$480	$—	$—	$—	$—	$20,383	$20,385
Average interest rates	0.25%	1.15%	—	—	—	—	0.27%
Trading securities	$525	$—	$—	$—	$—	$—	$525	$525
Average interest rates	2.77%	—	—	—	—	—	2.77%
AFS securities	$131,892	$73,723	$63,190	$52,078	$37,972	$153,207	$512,062	$512,062
Average interest rates	2.26%	2.23%	2.42%	2.48%	2.48%	2.80%	2.48%
Fixed interest rate loans (1)	$115,183	$94,841	$91,140	$118,479	$85,448	$134,614	$639,705	$639,914
Average interest rates	5.31%	5.17%	4.93%	4.53%	4.33%	4.33%	4.75%
Variable interest rate loans (1)	$69,036	$29,460	$20,332	$14,208	$15,699	$19,597	$168,332	$168,332
Average interest rates	4.76%	3.90%	4.06%	3.36%	3.35%	3.99%	4.19%
Rate sensitive liabilities
Borrowed funds	$126,950	$32,376	$10,000	$30,000	$40,000	$40,000	$279,326	$283,060
Average interest rates	0.43%	0.86%	2.15%	1.95%	2.35%	3.02%	1.35%
Savings and NOW accounts	$47,000	$33,569	$30,200	$27,198	$24,522	$272,837	$435,326	$435,326
Average interest rates	0.19%	0.12%	0.11%	0.11%	0.11%	0.11%	0.12%
Fixed interest rate certificates of deposit	$206,514	$81,038	$58,627	$46,336	$39,214	$17,144	$448,873	$451,664
Average interest rates	0.89%	1.93%	1.95%	1.63%	1.34%	1.66%	1.36%
Variable interest rate certificates of deposit	$764	$375	$—	$—	$—	$—	$1,139	$1,139
Average interest rates	0.04%	0.40%	—	—	—	—	0.16%

	December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$6,411	$100	$240	$—	$—	$—	$6,751	$6,761
Average interest rates	0.86%	0.35%	1.25%	—	—	—	0.86%
Trading securities	$1,051	$522	$—	$—	$—	$—	$1,573	$1,573
Average interest rates	2.68%	2.54%	—	—	—	—	2.63%
AFS securities	$124,452	$83,606	$49,419	$42,655	$35,504	$168,374	$504,010	$504,010
Average interest rates	2.42%	2.30%	2.53%	2.82%	2.89%	2.48%	2.50%
Fixed interest rate loans (1)	$138,840	$96,013	$91,353	$85,095	$109,057	$89,760	$610,118	$622,329
Average interest rates	5.74%	5.62%	5.57%	5.21%	4.60%	4.63%	5.26%
Variable interest rate loans (1)	$64,482	$28,076	$24,669	$12,650	$22,061	$10,697	$162,635	$162,635
Average interest rates	4.90%	3.77%	3.96%	3.89%	3.36%	3.90%	4.21%
Rate sensitive liabilities
Borrowed funds	$77,865	$10,814	$42,322	$20,000	$40,000	$50,000	$241,001	$248,822
Average interest rates	0.46%	0.65%	1.14%	2.67%	2.15%	3.03%	1.59%
Savings and NOW accounts	$35,796	$32,794	$29,476	$26,520	$23,885	$261,126	$409,597	$409,597
Average interest rates	0.13%	0.13%	0.12%	0.12%	0.12%	0.11%	0.12%
Fixed interest rate certificates of deposit	$204,972	$76,373	$71,685	$51,232	$40,523	$18,399	$463,184	$471,479
Average interest rates	1.13%	1.69%	2.10%	2.14%	1.72%	1.67%	1.55%
Variable interest rate certificates of deposit	$782	$369	$—	$—	$—	$—	$1,151	$1,151
Average interest rates	0.46%	0.45%	—	—	—	—	0.46%
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information presented in the section captioned “Market Risk” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The following consolidated financial statements accompanied by the report of our independent registered public accounting firm are set forth beginning on page 38 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
Supplementary data regarding quarterly results of operations is included in Item 6. Selected Financial Data of this report.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2013 and 2012, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
/s/Rehmann Robson LLC
Saginaw, Michigan
March 4, 2014

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2013	2012
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$21,755	$22,634
Interest bearing balances due from banks	19,803	2,286
Total cash and cash equivalents	41,558	24,920
Certificates of deposit held in other financial institutions	580	4,465
Trading securities	525	1,573
AFS securities (amortized cost of $517,614 in 2013 and $490,420 in 2012)	512,062	504,010
Mortgage loans AFS	1,104	3,633
Loans
Commercial	392,104	371,505
Agricultural	92,589	83,606
Residential real estate	289,931	284,148
Consumer	33,413	33,494
Gross loans	808,037	772,753
Less allowance for loan and lease losses	11,500	11,936
Net loans	796,537	760,817
Premises and equipment	25,719	25,787
Corporate owned life insurance policies	24,401	22,773
Accrued interest receivable	5,442	5,227
Equity securities without readily determinable fair values	18,293	18,118
Goodwill and other intangible assets	46,311	46,532
Other assets	20,605	12,784
TOTAL ASSETS	$1,493,137	$1,430,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$158,428	$143,735
NOW accounts	192,089	181,259
Certificates of deposit under $100 and other savings	455,547	455,546
Certificates of deposit over $100	237,702	237,127
Total deposits	1,043,766	1,017,667
Borrowed funds	279,326	241,001
Accrued interest payable and other liabilities	9,436	7,482
Total liabilities	1,332,528	1,266,150
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,723,023 shares (including 12,761 shares held in the Rabbi Trust) in 2013 and 7,671,846 shares (including 5,130 shares held in the Rabbi Trust) in 2012	137,580	136,580
Shares to be issued for deferred compensation obligations	4,148	3,734
Retained earnings	25,222	19,168
Accumulated other comprehensive income (loss)	(6,341)	5,007
Total shareholders’ equity	160,609	164,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,493,137	$1,430,639

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Shares Outstanding	Amount	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2011	7,550,074	$133,592	$4,682	$8,596	$(1,709)	$145,161
Comprehensive income (loss)	—	—	—	10,210	4,198	14,408
Issuance of common stock	120,336	3,075	—	—	—	3,075
Common stock issued for deferred compensation plan	39,257	697	(773)	—	—	(76)
Share-based payment awards under equity compensation plan	—	—	615	—	—	615
Common stock purchased for deferred compensation obligations	—	(426)	—	—	—	(426)
Common stock repurchased pursuant to publicly announced repurchase plan	(120,441)	(2,204)	—	—	—	(2,204)
Cash dividends ($0.76 per share)	—	—	—	(5,770)	—	(5,770)
Balance, December 31, 2011	7,589,226	134,734	4,524	13,036	2,489	154,783
Comprehensive income (loss)	—	—	—	12,206	2,518	14,724
Issuance of common stock	124,530	2,898	—	—	—	2,898
Common stock issued for deferred compensation plan	41,676	814	(814)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	619	(619)	—	—	—
Share-based payment awards under equity compensation plan	—	—	643	—	—	643
Common stock purchased for deferred compensation obligations	—	(505)	—	—	—	(505)
Common stock repurchased pursuant to publicly announced repurchase plan	(83,586)	(1,980)	—	—	—	(1,980)
Cash dividends ($0.80 per share)	—	—	—	(6,074)	—	(6,074)
Balance, December 31, 2012	7,671,846	136,580	3,734	19,168	5,007	164,489
Comprehensive income (loss)	—	—	—	12,510	(11,348)	1,162
Issuance of common stock	149,191	3,618	—	—	—	3,618
Common stock issued for deferred compensation plan	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	140	(140)	—	—	—
Share-based payment awards under equity compensation plan	—	—	554	—	—	554
Common stock purchased for deferred compensation obligations	—	(383)	—	—	—	(383)
Common stock repurchased pursuant to publicly announced repurchase plan	(98,014)	(2,375)	—	—	—	(2,375)
Cash dividends ($0.84 per share)	—	—	—	(6,456)	—	(6,456)
Balance, December 31, 2013	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2013	2012	2011
Interest income
Loans, including fees	$41,233	$43,396	$45,463
AFS securities
Taxable	7,228	7,555	6,941
Nontaxable	5,132	4,870	4,806
Trading securities	36	94	189
Federal funds sold and other	447	486	506
Total interest income	54,076	56,401	57,905
Interest expense
Deposits	7,140	9,131	10,935
Borrowings	3,881	4,292	5,268
Total interest expense	11,021	13,423	16,203
Net interest income	43,055	42,978	41,702
Provision for loan losses	1,111	2,300	3,826
Net interest income after provision for loan losses	41,944	40,678	37,876
Noninterest income
Service charges and fees	6,836	6,432	6,118
Net gain on sale of mortgage loans	962	1,576	538
Earnings on corporate owned life insurance policies	732	698	609
Net gain (loss) on sale of AFS securities	171	1,119	3
Other	1,474	1,705	950
Total noninterest income	10,175	11,530	8,218
Noninterest expenses
Compensation and benefits	21,465	21,227	19,292
Furniture and equipment	4,945	4,560	4,497
Occupancy	2,653	2,519	2,470
AFS securities impairment loss
Total other-than-temporary impairment loss	—	486	—
Portion of loss reported in other comprehensive income (loss)	—	(204)	—
Net AFS securities impairment loss	—	282	—
Other	8,350	9,051	8,271
Total noninterest expenses	37,413	37,639	34,530
Income before federal income tax expense	14,706	14,569	11,564
Federal income tax expense	2,196	2,363	1,354
NET INCOME	$12,510	$12,206	$10,210
Earnings per share
Basic	$1.63	$1.61	$1.35
Diluted	$1.59	$1.56	$1.31
Cash dividends per basic share	$0.84	$0.80	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31
	2013	2012	2011
Net income	$12,510	$12,206	$10,210
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the year	(18,971)	3,921	9,220
Reclassification adjustment for net realized (gains) losses included in net income	(171)	(1,119)	(3)
Reclassification adjustment for impairment loss included in net income	—	282	—
Net unrealized gains (losses)	(19,142)	3,084	9,217
Tax effect (1)	6,257	(348)	(3,719)
Unrealized gains (losses), net of tax	(12,885)	2,736	5,498
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the year	2,120	(580)	(2,109)
Reclassification adjustment for net periodic benefit cost included in net income	208	251	138
Net change in unrecognized pension cost	2,328	(329)	(1,971)
Tax effect	(791)	111	671
Change in unrealized pension cost, net of tax	1,537	(218)	(1,300)
Other comprehensive income (loss), net of tax	(11,348)	2,518	4,198
Comprehensive income (loss)	$1,162	$14,724	$14,408

(1)	See “Note 18 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$12,510	$12,206	$10,210
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	1,111	2,300	3,826
Impairment of foreclosed assets	156	166	82
Depreciation	2,556	2,417	2,521
Amortization of OMSRs	522	787	714
Amortization of acquisition intangibles	221	260	299
Net amortization of AFS securities	2,028	2,277	1,689
AFS securities impairment loss	—	282	—
Net (gain) loss on sale of AFS securities	(171)	(1,119)	(3)
Net unrealized (gains) losses on trading securities	28	52	78
Net gain on sale of mortgage loans	(962)	(1,576)	(538)
Net unrealized (gains) losses on borrowings measured at fair value	—	(33)	(181)
Increase in cash value of corporate owned life insurance policies	(732)	(698)	(609)
Share-based payment awards under equity compensation plan	554	643	615
Deferred income tax (benefit) expense	(1,208)	616	389
Origination of loans held-for-sale	(53,632)	(99,353)	(57,584)
Proceeds from loan sales	57,123	100,501	56,099
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	1,020	3,085	1,049
Accrued interest receivable	(215)	621	(392)
Other assets	(122)	(2,610)	147
Accrued interest payable and other liabilities	1,954	(1,360)	449
Net cash provided by (used in) operating activities	22,741	19,464	18,860
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	3,885	4,459	6,884
Activity in AFS securities
Sales	16,229	40,677	8,877
Maturities and calls	86,225	89,112	69,275
Purchases	(131,505)	(207,035)	(165,017)
Loan principal originations, net	(38,503)	(27,103)	(20,743)
Proceeds from sales of foreclosed assets	2,122	1,594	2,041
Purchases of premises and equipment	(2,488)	(3,578)	(2,520)
Purchases of corporate owned life insurance policies	(1,092)	—	(4,000)
Proceeds from redemption of corporate owned life insurance policies	196	—	—
Net cash provided by (used in) investing activities	(64,931)	(101,874)	(105,203)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2013	2012	2011
FINANCING ACTIVITIES
Acceptances and withdrawals of deposits, net	$26,099	$59,503	$80,825
Increase (decrease) in borrowed funds	38,325	24,898	21,400
Cash dividends paid on common stock	(6,456)	(6,074)	(5,770)
Proceeds from issuance of common stock	3,618	2,898	2,302
Common stock repurchased	(2,375)	(1,980)	(1,507)
Common stock purchased for deferred compensation obligations	(383)	(505)	(426)
Net cash provided by (used in) financing activities	58,828	78,740	96,824
Increase (decrease) in cash and cash equivalents	16,638	(3,670)	10,481
Cash and cash equivalents at beginning of year	24,920	28,590	18,109
Cash and cash equivalents at end of year	$41,558	$24,920	$28,590
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$11,139	$13,639	$16,239
Federal income taxes paid	2,093	2,357	878
SUPPLEMENTAL NONCASH INVESTING AND FINANCING INFORMATION:
Transfers of loans to foreclosed assets	$1,672	$1,902	$1,932

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
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 27 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.
Financial Group Information Services provides information technology services to Isabella Bank Corporation and Isabella Bank.
See also "Note 19 – Related Party Transactions."
USE OF ESTIMATES: In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the fair value of AFS investment securities, the valuation of goodwill and other intangible assets, and the determinations of assumptions in accounting for the defined benefit pension plan.
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
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities AFS and trading securities are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record other assets at fair value on a nonrecurring basis, such as mortgage loans AFS, impaired loans, foreclosed assets, OMSRs, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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
AFS securities are reviewed quarterly for possible OTTI. In determining whether an OTTI exists for debt securities, we assert that: (a) we do not have the intent to sell the security; and (b) it is more likely than not we will not have to sell the security before recovery of its cost basis. If these conditions are not met, we recognize an OTTI charge through earnings for the difference between the debt security’s amortized cost basis and its fair value, and such amount is included in noninterest income. For debt securities that do not meet the above criteria, and we do not expect to recover the security’s amortized cost basis, the security is considered other-than-temporarily impaired. For these debt securities, we separate the total impairment into the credit risk loss component and the amount of the loss related to market and other risk factors. In order to determine the amount of the credit loss for a debt security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The amount of the total OTTI related to the credit risk is recognized in earnings and is included in noninterest income. The amount of the total OTTI related to other risk factors is recognized as a component of other comprehensive income. For debt securities that have recognized an OTTI through earnings, if through subsequent evaluation there is a significant increase in the cash flow expected, the difference between the amortized cost basis and the cash flows expected to be collected is accreted as interest income.

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
ALLOWANCE FOR LOAN LOSSES: The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.
LOANS HELD FOR SALE: Mortgage loans held for sale on the secondary market are carried at the lower of cost or fair value as determined by aggregating outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, would be recognized as a component of other noninterest expenses.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $293,665 and $303,351 with capitalized servicing rights of $2,555 and $2,285 at December 31, 2013 and 2012, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $737, $757, and $732 related to residential mortgage loans serviced for others during 2013, 2012, and 2011, respectively and is included in other noninterest income.
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
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $1,412 and $2,018 as of December 31, 2013 and 2012, respectively, are included in other assets.
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
FDIC INSURANCE PREMIUM: Included in other assets were prepaid FDIC assessments of $0 and $1,804 as of December 31, 2013 and 2012, respectively.
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock as well as our ownership interests in Corporate Settlement Solutions and Valley Financial Corporation. Our investment in Corporate Settlement Solutions, a title insurance company, was made in the 1st quarter 2008. We are not the managing entity of Corporate Settlement Solutions, LLC, and account for our investment in that entity under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007.

Equity securities without readily determinable fair values consist of the following as of December 31:

	2013	2012
FHLB Stock	$8,100	$7,850
Corporate Settlement Solutions, LLC	6,970	7,040
FRB Stock	1,879	1,879
Valley Financial Corporation	1,000	1,000
Other	344	349
Total	$18,293	$18,118
EQUITY COMPENSATION PLAN: At December 31, 2013, the Directors Plan had 185,311 shares eligible to be issued to participants, for which the Rabbi Trust held 12,761 shares. We had 170,566 shares to be issued in 2012, with 5,130 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 17 – Benefit Plans”). We have no other equity-based compensation plans.
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
As of December 31, 2013 and 2012, the present value of the post retirement benefits payable by us to the covered employees was estimated to be $2,699 and $2,657, respectively, and is included in accrued interest payable and other liabilities. The periodic policy maintenance costs were $75, $24, and $60 for 2013, 2012, and 2011, respectively and is included in other noninterest expenses.
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
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 11 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2012 and 2011 consolidated financial statements have been reclassified to conform with the 2013 presentation.

Note 2 – Computation of Earnings Per Share
Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan, see "Note 17 – Benefit Plans."
Earnings per common share have been computed based on the following:

	2013	2012	2011
Average number of common shares outstanding for basic calculation	7,694,392	7,604,303	7,572,841
Average potential effect of shares in the Directors Plan (1)	168,948	195,063	194,634
Average number of common shares outstanding used to calculate diluted earnings per common share	7,863,340	7,799,366	7,767,475
Net income	$12,510	$12,206	$10,210
Earnings per share
Basic	$1.63	$1.61	$1.35
Diluted	$1.59	$1.56	$1.31

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Recently Adopted Accounting Standards Update
ASU No. 2013-02: “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”
In February 2013, ASU No. 2013-02 amended ASC Topic 220, “Comprehensive Income” to require disclosures related to reclassifications out of AOCI in one place. The ASU also requires the disclosure of reclassifications out of AOCI by component. The new authoritative guidance was effective for interim and annual periods beginning after December 15, 2012 and did not have a financial impact on the Corporation, but increased the level of disclosures related to AOCI (see "Note 18 – Accumulated Other Comprehensive Income (Loss)").
Note 4 – Trading Securities
Trading securities, at fair value, consist of the following investments at December 31:

	2013	2012
States and political subdivisions	$525	$1,573
Included in net trading losses of $28 during 2013, were $6 of net unrealized trading losses on securities that were held in our trading portfolio as of December 31, 2013. Included in net trading losses of $52 during 2012, were $18 of net unrealized trading losses on securities that were held in our trading portfolio as of December 31, 2012.

Note 5 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,860	$7	$1,122	$23,745
States and political subdivisions	200,323	5,212	3,547	201,988
Auction rate money market preferred	3,200	—	623	2,577
Preferred stocks	6,800	20	993	5,827
Mortgage-backed securities	147,292	657	3,834	144,115
Collateralized mortgage obligations	135,139	1,016	2,345	133,810
Total	$517,614	$6,912	$12,464	$512,062

	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$25,668	$108	$—	$25,776
States and political subdivisions	174,118	9,190	565	182,743
Auction rate money market preferred	3,200	—	422	2,778
Preferred stocks	6,800	—	437	6,363
Mortgage-backed securities	152,256	3,199	110	155,345
Collateralized mortgage obligations	128,378	2,627	—	131,005
Total	$490,420	$15,124	$1,534	$504,010
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2013 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$72	$24,788	$—	$—	$24,860
States and political subdivisions	930	37,672	96,749	64,972	—	200,323
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	147,292	147,292
Collateralized mortgage obligations	—	—	—	—	135,139	135,139
Total amortized cost	$930	$37,744	$121,537	$64,972	$292,431	$517,614
Fair value	$961	$38,867	$122,637	$63,268	$286,329	$512,062
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

A summary of the activity related to sales of AFS securities was as follows during the years ended December 31:

	2013	2012	2011
Proceeds from sales of AFS securities	$16,229	$40,677	$8,877
Gross realized gains (losses)	$171	$1,119	$3
Applicable income tax expense (benefit)	$58	$380	$1
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1,122	$22,873	$—	$—	$1,122
States and political subdivisions	2,566	42,593	981	6,115	3,547
Auction rate money market preferred	—	—	623	2,577	623
Preferred stocks	—	—	993	2,807	993
Mortgage-backed securities	2,424	101,816	1,410	21,662	3,834
Collateralized mortgage obligations	2,345	84,478	—	—	2,345
Total	$8,457	$251,760	$4,007	$33,161	$12,464
Number of securities in an unrealized loss position:		182		19	201

	2012
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
States and political subdivisions	$80	$5,019	$485	$2,352	$565
Auction rate money market preferred	—	—	422	2,778	422
Preferred stocks	—	—	437	3,363	437
Mortgage-backed securities	110	25,499	—	—	110
Total	$190	$30,518	$1,344	$8,493	$1,534
Number of securities in an unrealized loss position:		15		6	21
As of December 31, 2013 and 2012, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the three month period ended March 31, 2012, we had one state issued student loan auction rate AFS investment security (which is included in states and political subdivisions) that was downgraded by Moody's from A3 to Caa3. As a result of this downgrade, we engaged the services of an independent investment valuation firm to estimate the amount of credit losses (if any) related to this particular issue as of March 31, 2012. The evaluation calculated a range of estimated credit losses utilizing two different bifurcation methods:
1) Discounted Cash Flow Method
2) Credit Yield Analysis Method

The two methods were then weighted, with a higher weighting applied to the Discounted Cash Flow Method, to determine the estimated credit related impairment. As a result of this analysis, we recognized an OTTI of $282 in earnings in the three month period ended March 31, 2012.
A summary of key valuation assumptions used in the aforementioned analysis as of March 31, 2012, follows:

Discounted Cash Flow Method
Ratings
Fitch	Not Rated
Moody's	Caa3
S&P	A
Seniority	Senior
Discount rate	LIBOR + 6.35%

Credit Yield Analysis Method
Credit discount rate	LIBOR + 4.00%
Average observed discounts based on closed transactions	14.00%
To test for additional impairment of this security as of December 31, 2013, we obtained another investment valuation (from the same firm engaged to perform the initial valuation as of March 31, 2012) as of December 31, 2013. Based on our analysis, no additional OTTI was indicated as of December 31, 2013.
The following table provides a roll-forward of credit related impairment recognized in earnings for the years ended December 31:

	2013	2012	2011
Balance at beginning of year	$282	$—	$—
Additions to credit losses for which no previous OTTI was recognized	—	282	—
Balance at end of year	$282	$282	$—
Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of December 31, 2013, or December 31, 2012.
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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(895)	(12)	(1,004)	(429)	—	(2,340)
Recoveries	363	—	181	249	—	793
Provision for loan losses	(282)	39	1,041	153	160	1,111
December 31, 2013	$6,048	$434	$3,845	$639	$534	$11,500

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,035	$30	$2,287	$—	$—	$4,352
Collectively evaluated for impairment	4,013	404	1,558	639	534	7,148
Total	$6,048	$434	$3,845	$639	$534	$11,500
Loans
Individually evaluated for impairment	$13,816	$1,538	$14,302	$119		$29,775
Collectively evaluated for impairment	378,288	91,051	275,629	33,294		778,262
Total	$392,104	$92,589	$289,931	$33,413		$808,037

	Allowance for Loan Losses
	Year Ended December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2012	$6,284	$1,003	$2,980	$633	$1,475	$12,375
Loans charged-off	(1,672)	—	(1,142)	(542)	—	(3,356)
Recoveries	240	—	122	255	—	617
Provision for loan losses	2,010	(596)	1,667	320	(1,101)	2,300
December 31, 2012	$6,862	$407	$3,627	$666	$374	$11,936

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2012
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,050	$91	$1,796	$—	$—	$3,937
Collectively evaluated for impairment	4,812	316	1,831	666	374	7,999
Total	$6,862	$407	$3,627	$666	$374	$11,936
Loans
Individually evaluated for impairment	$14,456	$723	$10,704	$75		$25,958
Collectively evaluated for impairment	357,049	82,883	273,444	33,419		746,795
Total	$371,505	$83,606	$284,148	$33,494		$772,753

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of December 31:

	2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$18,671	$14,461	$33,132	$3,527	$3,235	$6,762
3 - High satisfactory	91,323	39,403	130,726	26,015	17,000	43,015
4 - Low satisfactory	149,921	43,809	193,730	26,874	10,902	37,776
5 - Special mention	13,747	1,843	15,590	1,609	922	2,531
6 - Substandard	16,974	473	17,447	1,232	1,273	2,505
7 - Vulnerable	1,041	238	1,279	—	—	—
8 - Doubtful	183	17	200	—	—	—
Total	$291,860	$100,244	$392,104	$59,257	$33,332	$92,589

	2012
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$25,209	$15,536	$40,745	$2,955	$2,313	$5,268
3 - High satisfactory	83,805	28,974	112,779	16,972	11,886	28,858
4 - Low satisfactory	127,423	45,143	172,566	27,291	15,437	42,728
5 - Special mention	16,046	1,692	17,738	1,008	3,191	4,199
6 - Substandard	20,029	2,224	22,253	1,167	1,217	2,384
7 - Vulnerable	1,512	2,294	3,806	—	—	—
8 - Doubtful	1,596	22	1,618	—	169	169
Total	$275,620	$95,885	$371,505	$49,393	$34,213	$83,606
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of December 31:

	2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,226	$296	$—	$1,136	$2,658	$289,202	$291,860
Commercial other	368	15	13	238	634	99,610	100,244
Total commercial	1,594	311	13	1,374	3,292	388,812	392,104
Agricultural
Agricultural real estate	34	295	—	—	329	58,928	59,257
Agricultural other	—	—	—	—	—	33,332	33,332
Total agricultural	34	295	—	—	329	92,260	92,589
Residential real estate
Senior liens	3,441	986	129	1,765	6,321	229,865	236,186
Junior liens	408	44	—	29	481	13,074	13,555
Home equity lines of credit	181	—	—	25	206	39,984	40,190
Total residential real estate	4,030	1,030	129	1,819	7,008	282,923	289,931
Consumer
Secured	167	11	—	50	228	28,444	28,672
Unsecured	25	5	—	1	31	4,710	4,741
Total consumer	192	16	—	51	259	33,154	33,413
Total	$5,850	$1,652	$142	$3,244	$10,888	$797,149	$808,037

	2012
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,304	$161	$63	$2,544	$4,072	$271,548	$275,620
Commercial other	606	—	40	2,294	2,940	92,945	95,885
Total commercial	1,910	161	103	4,838	7,012	364,493	371,505
Agricultural
Agricultural real estate	—	—	—	—	—	49,393	49,393
Agricultural other	90	—	—	169	259	33,954	34,213
Total agricultural	90	—	—	169	259	83,347	83,606
Residential real estate
Senior liens	2,000	346	320	2,064	4,730	223,532	228,262
Junior liens	232	—	—	50	282	16,207	16,489
Home equity lines of credit	237	—	—	182	419	38,978	39,397
Total residential real estate	2,469	346	320	2,296	5,431	278,717	284,148
Consumer
Secured	127	33	4	—	164	28,118	28,282
Unsecured	31	3	1	—	35	5,177	5,212
Total consumer	158	36	5	—	199	33,295	33,494
Total	$4,627	$543	$428	$7,303	$12,901	$759,852	$772,753
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of, and for the years ended, December 31:

	2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,748	$6,888	$1,915	$7,256	$400
Commercial other	521	521	120	879	51
Agricultural real estate	90	90	30	91	4
Agricultural other	—	—	—	53	—
Residential real estate senior liens	14,061	15,315	2,278	11,111	442
Residential real estate junior liens	48	64	9	80	2
Total impaired loans with a valuation allowance	21,468	22,878	4,352	19,470	899
Impaired loans without a valuation allowance
Commercial real estate	5,622	6,499		4,312	337
Commercial other	925	1,035		989	83
Agricultural real estate	1,370	1,370		320	28
Agricultural other	78	198		357	(7)
Home equity lines of credit	193	493		180	16
Consumer secured	119	148		72	2
Total impaired loans without a valuation allowance	8,307	9,743		6,230	459
Impaired loans
Commercial	13,816	14,943	2,035	13,436	871
Agricultural	1,538	1,658	30	821	25
Residential real estate	14,302	15,872	2,287	11,371	460
Consumer	119	148	—	72	2
Total impaired loans	$29,775	$32,621	$4,352	$25,700	$1,358

	2012
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,295	$7,536	$1,653	$6,155	$237
Commercial other	2,140	2,140	397	1,437	93
Agricultural real estate	91	91	32	413	—
Agricultural other	420	420	59	1,555	54
Residential real estate senior liens	10,450	11,672	1,783	8,861	406
Residential real estate junior liens	72	118	13	134	6
Total impaired loans with a valuation allowance	20,468	21,977	3,937	18,555	796
Impaired loans without a valuation allowance
Commercial real estate	3,749	4,408		5,867	321
Commercial other	1,272	1,433		819	87
Agricultural real estate	—	—		183	—
Agricultural other	212	332		201	4
Home equity lines of credit	182	482		190	16
Consumer secured	75	84		90	6
Total impaired loans without a valuation allowance	5,490	6,739		7,350	434
Impaired loans
Commercial	14,456	15,517	2,050	14,278	738
Agricultural	723	843	91	2,352	58
Residential real estate	10,704	12,272	1,796	9,185	428
Consumer	75	84	—	90	6
Total impaired loans	$25,958	$28,716	$3,937	$25,905	$1,230
As of December 31, 2013 and 2012, we had committed to advance $134 and $9, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2013			2012
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial
Commercial real estate	—	$—	$—	1	$912	$792
Commercial other	18	5,299	5,103	28	6,437	6,437
Total commercial	18	5,299	5,103	29	7,349	7,229
Agricultural other	4	1,379	1,379	7	652	652
Residential real estate
Senior liens	55	6,069	6,053	29	3,463	3,463
Junior liens	1	20	20	1	22	22
Total residential real estate	56	6,089	6,073	30	3,485	3,485
Consumer
Secured	1	27	27	1	—	—
Unsecured	2	34	34	—	—	—
Total consumer	3	61	61	1	—	—
Total	81	$12,828	$12,616	67	$11,486	$11,366
The following tables summarize concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2013				2012
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial
Commercial real estate	—	$—	—	$—	—	$—	1	$912
Commercial other	12	3,070	6	2,229	25	4,924	3	1,513
Total commercial	12	3,070	6	2,229	25	4,924	4	2,425
Agricultural other	4	1,379	—	—	6	561	1	91
Residential real estate
Senior liens	24	1,904	31	4,165	17	1,779	12	1,684
Junior liens	—	—	1	20	—	—	1	22
Total residential real estate	24	1,904	32	4,185	17	1,779	13	1,706
Consumer
Secured	1	27	—	—	1	—	—	—
Unsecured	1	16	1	18	—	—	—	—
Total Consumer	2	43	1	18	1	—	—	—
Total	42	$6,396	39	$6,432	49	$7,264	18	$4,222
We did not restructure any loans through the forbearance of principal or accrued interest during 2013 or 2012.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

Following is a summary of loans that defaulted in the years ended December 31, which were modified within 12 months prior to the default date:

	2013				2012
	Number of Loans	Pre- Default Recorded Investment	Charge-off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	—	$—	$—	$—	5	$342	$143	$199
Residential real estate senior liens	1	62	11	51	1	47	43	4
Consumer secured	—	—	—	—	1	8	8	—
Consumer unsecured	1	16	16	—	—	—	—	—
Total	2	$78	$27	$51	7	$397	$194	$203
The following is a summary of TDR loan balances as of December 31:

	2013	2012
TDRs	$25,865	$19,355
Note 7 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2013	2012
Land	$5,429	$5,435
Buildings and improvements	24,765	22,705
Furniture and equipment	30,128	29,755
Total	60,322	57,895
Less: accumulated depreciation	34,603	32,108
Premises and equipment, net	$25,719	$25,787
Depreciation expense amounted to $2,556, $2,417, and $2,521 in 2013, 2012, and 2011, respectively.
Note 8 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $45,618 at December 31, 2013 and 2012.
Identifiable intangible assets were as follows as of December 31:

	2013
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,680	$693

	2012
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,459	$914
Amortization expense associated with identifiable intangible assets was $221, $260, and $299 in 2013, 2012, and 2011, respectively.

Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2013, and thereafter is as follows:

2014	$183
2015	145
2016	106
2017	74
2018	62
Thereafter	123
Total	$693
Note 9 – Deposits
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

2014	$207,278
2015	81,413
2016	58,627
2017	46,336
2018	39,214
Thereafter	17,144
Total	$450,012
Interest expense on time deposits greater than $100 was $3,203 in 2013, $3,854 in 2012, and $4,302 in 2011.
Note 10 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2013		2012
	Amount	Rate	Amount	Rate
FHLB advances	$162,000	2.02%	$152,000	2.05%
Securities sold under agreements to repurchase without stated maturity dates	106,025	0.13%	66,147	0.15%
Securities sold under agreements to repurchase with stated maturity dates	11,301	3.30%	16,284	3.57%
Federal funds purchased	—	—	6,570	0.50%
Total	$279,326	1.35%	$241,001	1.59%
The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock. As of December 31, 2013, we had the ability to borrow up to an additional $127,748, based on assets pledged as collateral. During the first quarter of 2013 and 2012, we reduced funding costs by modifying the term of $30,000 and $60,000, respectively, of FHLB advances.

The maturity and weighted average interest rates of FHLB advances are as follows as of December 31:

	2013		2012
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$10,000	0.48%	$10,000	0.48%
Fixed rate advances due 2015	32,000	0.84%	42,000	1.12%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	40,000	2.15%
Fixed rate advances due 2018	40,000	2.35%	20,000	2.86%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.73%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2023	10,000	3.90%	—	—
Total	$162,000	2.02%	$152,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $148,930 and $143,322 at December 31, 2013 and 2012, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates are as follows at December 31:

	2013		2012
	Amount	Rate	Amount	Rate
Repurchase agreements due 2013	$—	—	$5,000	4.51%
Repurchase agreements due 2014	10,876	3.30%	10,872	3.15%
Repurchase agreements due 2015	425	3.25%	412	3.25%
Total	$11,301	3.30%	$16,284	3.57%
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of short-term borrowings for the years ended December 31:

	2013			2012
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$106,025	$74,602	0.15%	$66,117	$57,466	0.20%
Federal funds purchased	13,700	4,445	0.61%	17,900	3,836	0.47%
We had pledged certificates of deposit held in other financial institutions, trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at December 31:

	2013	2012
Pledged to secure borrowed funds	$320,173	$308,628
Pledged to secure repurchase agreements	148,930	143,322
Pledged for public deposits and for other purposes necessary or required by law	20,922	22,955
Total	$490,025	$474,905
We had no investment securities that are restricted to be pledged for specific purposes.

Note 11 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2013	2012	2011
Marketing and community relations	$1,131	$1,965	$1,174
FDIC insurance premiums	1,082	864	1,086
Directors fees	819	885	842
Audit and related fees	738	711	714
Education and travel	502	588	526
Loan underwriting fees	423	403	331
Printing and supplies	396	424	405
Postage and freight	387	389	388
Legal fees	359	268	302
Consulting fees	315	482	386
Amortization of deposit premium	221	260	299
Foreclosed asset and collection	211	202	576
State taxes	140	187	57
Other losses	109	300	54
All other	1,517	1,123	1,131
Total other	$8,350	$9,051	$8,271
Note 12 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2013	2012	2011
Currently payable	$3,404	$1,747	$965
Deferred (benefit) expense	(1,208)	616	389
Income tax expense	$2,196	$2,363	$1,354
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the years ended December 31:

	2013	2012	2011
Income taxes at 34% statutory rate	$5,000	$4,953	$3,932
Effect of nontaxable income
Interest income on tax exempt municipal securities	(1,746)	(1,675)	(1,687)
Earnings on corporate owned life insurance policies	(249)	(238)	(207)
Other	(154)	(147)	(65)
Total effect of nontaxable income	(2,149)	(2,060)	(1,959)
Effect of tax credits	(801)	(667)	(793)
Effect of nondeductible expenses	146	137	174
Federal income tax expense	$2,196	$2,363	$1,354

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2013	2012
Deferred tax assets
Allowance for loan losses	$2,988	$3,133
Deferred directors’ fees	2,313	2,100
Employee benefit plans	257	189
Core deposit premium and acquisition expenses	971	892
Net unrealized losses on trading securities	360	351
Net unrecognized actuarial losses on pension plan	1,100	1,891
Net unrealized losses on available-for-sale securities	1,345	—
Life insurance death benefit payable	804	804
Alternative minimum tax	729	729
Other	321	195
Total deferred tax assets	11,188	10,284
Deferred tax liabilities
Prepaid pension cost	1,023	1,021
Premises and equipment	449	724
Accretion on securities	42	37
Core deposit premium and acquisition expenses	1,229	1,203
Net unrealized gains on available-for-sale securities	—	4,912
Other	547	1,163
Total deferred tax liabilities	3,290	9,060
Net deferred tax assets	$7,898	$1,224
We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2010. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2013 and 2012 and we not aware of any claims for such amounts by federal income tax authorities.
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

	December 31
	2013	2012
Unfunded commitments under lines of credit	$121,959	$115,233
Commercial and standby letters of credit	4,169	3,935
Commitments to grant loans	29,096	40,507

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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $182 and $1,912 at December 31, 2013 and 2012, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,286 and $5,545 at December 31, 2013 and 2012, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.

Note 15 – Commitments and Other Matters
Banking regulations require us to maintain cash reserve balances in currency or as deposits with the FRB. At December 31, 2013 and 2012, the reserve balances amounted to $910 and $885, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2013, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2014, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $19,500.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). We believe, as of December 31, 2013 and 2012, that we met all capital adequacy requirements.
As of December 31, 2013, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe has changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk weighted assets
Isabella Bank	$120,067	13.84%	$69,390	8.00%	$86,738	10.00%
Consolidated	131,398	14.92	70,452	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	109,217	12.59	34,695	4.00	52,043	6.00
Consolidated	120,384	13.67	35,226	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	109,217	7.75	56,403	4.00	70,504	5.00
Consolidated	120,384	8.46	56,932	4.00	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk weighted assets
Isabella Bank	$112,498	13.40%	$67,150	8.00%	$83,937	10.00%
Consolidated	123,388	14.48	68,161	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	101,988	12.15	33,575	4.00	50,362	6.00
Consolidated	112,722	13.23	34,080	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	101,988	7.57	53,916	4.00	67,395	5.00
Consolidated	112,722	8.29	54,411	4.00	N/A	N/A
Note 17 – Benefit Plans
401(k) Plan
We have a 401(k) plan in which substantially all employees are eligible to participate. Employees may contribute up to 50% of their compensation subject to certain limits based on federal tax laws. The plan was amended in 2013 to provide a matching safe harbor contribution for all eligible employees equal to 100% of the first 5.0% of an employee's compensation contributed to the Plan during the year. Employees are 100% vested in the safe harbor matching contributions.
For 2012 and 2011, we made a 3.0% safe harbor contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. Employees were 100% vested in the safe harbor contributions and were 0% vested through their first two years of employment and were 100% vested after 6 years of service for matching contributions.
For 2013, 2012 and 2011, expenses attributable to the Plan were $608, $662, and $652, respectively.
Defined Benefit Pension Plan
We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered (the projected benefit obligation is equal to the accumulated benefit obligation), and plan benefits are based on years of service and the individual employee’s five highest consecutive years of compensation out of the last ten years of service through March 1, 2007.

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2013	2012
Change in benefit obligation
Benefit obligation, January 1	$12,209	$11,334
Interest cost	450	470
Actuarial (gain) loss	(1,294)	888
Benefits paid, including plan expenses	(633)	(483)
Benefit obligation, December 31	10,732	12,209
Change in plan assets
Fair value of plan assets, January 1	9,650	8,603
Investment return	1,276	778
Contributions	215	752
Benefits paid, including plan expenses	(633)	(483)
Fair value of plan assets, December 31	10,508	9,650
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(224)	$(2,559)

	2013	2012
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(2,559)	$(2,731)
Contributions	215	752
Net periodic benefit cost	(208)	(251)
Net change in unrecognized actuarial loss and prior service cost	2,328	(329)
Accrued pension benefit cost at December 31	$(224)	$(2,559)
Amounts recognized as a component of OCI consist of the following amounts during the years ended December 31:

	2013	2012	2011
Net change in unrecognized actuarial loss and prior service cost	$2,328	$(329)	$(1,971)
Tax effect	(791)	111	671
Net	$1,537	$(218)	$(1,300)
We have recorded the funded status of the Plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss). The components of net periodic benefit cost are as follows for the years ended December 31:

	2013	2012	2011
Interest cost on benefit obligation	$450	$470	$507
Expected return on plan assets	(572)	(511)	(522)
Amortization of unrecognized actuarial net loss	330	292	153
Net periodic benefit cost	$208	$251	$138
Accumulated other comprehensive income at December 31, 2013 includes net unrecognized pension costs before income taxes of $3,234, of which $40 is expected to be amortized into benefit cost during 2014.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2013	2012	2011
Discount rate	4.64%	3.75%	4.22%
Expected long-term rate of return	6.00%	6.00%	6.00%

The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2013	2012	2011
Discount rate	3.75%	4.22%	5.36%
Expected long-term return on plan assets	6.00%	6.00%	6.00%
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
The asset mix and the sector weighting of the investments are determined by our pension committee, which is comprised of members of our management. To manage the Plan, we retain a third party investment advisor to conduct consultations. We review the performance of the advisor at least annually.
The fair values of our pension plan assets by asset category were as follows as of December 31:

	2013		2012
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$142	$142	$80	$80
Common collective trusts
Fixed income	5,064	5,064	4,832	4,832
Equity investments	5,302	5,302	4,738	4,738
Total	$10,508	$10,508	$9,650	$9,650
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2013 and 2012:

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

We do not anticipate any contributions to the plan in 2014.
The components of projected net periodic benefit cost are as follows for the year ending December 31, 2014:

Interest cost on projected benefit obligation	$486
Expected return on plan assets	(615)
Amortization of unrecognized actuarial net loss	169
Net periodic benefit cost	$40

Estimated future benefit payments are as follows for the next ten years:

2014	$518
2015	551
2016	549
2017	577
2018	575
2019 - 2023	3,312
Equity Compensation Plan
Pursuant to the terms of the Directors Plan, our directors are required to invest at least 25% of their board fees in our common stock. These stock investments can be made either through deferred fees or through the purchase of shares through the Isabella Bank Corporation Stockholder Dividend Reinvestment and Employee Stock Purchase Plan ("DRIP Plan"). Deferred fees, under the Directors Plan, are converted on a quarterly basis into shares of our common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. DRIP Plan shares are purchased on a monthly basis pursuant to the DRIP Plan.
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. We may also purchase shares of common stock on the open market to meet our obligations under the Directors Plan.
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2013		2012
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	172,550	$4,115	165,436	$3,598
Shares held in Rabbi Trust	12,761	304	5,130	112
Total	185,311	$4,419	170,566	$3,710
Other Employee Benefit Plans
We maintain two nonqualified supplementary employee retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2013, 2012 and 2011 were $375, $382, and $444, respectively, and are being recognized over the participants’ expected years of service.
We maintain a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. During 2012, the Board of Directors approved a contribution of $75 to the ESOP. We made no contributions in 2013 or 2011. Compensation cost related to the plan for 2013, 2012 and 2011 was $29, $102, and $20, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2013, 2012, and 2011 were 241,958, 246,404, and 246,404, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,698 in 2013, $2,534 in 2012 and $2,045 in 2011.

Note 18 – Accumulated Other Comprehensive Income (Loss)
AOCI includes net income as well as unrealized gains and losses, net of tax, on AFS investment securities owned and changes in the funded status of our defined benefit pension plan, which are excluded from net income. Unrealized AFS securities gains and losses and changes in the funded status of the pension plan, net of tax, are excluded from net income, and are reflected as a direct charge or credit to shareholders’ equity. Comprehensive income (loss) and the related components are disclosed in the consolidated statements of comprehensive income.
The following table summarizes the changes in AOCI by component for the years ended December 31 (net of tax):

	Unrealized Holding Gains (Losses) on AFS Securities	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2011	$444	$(2,153)	$(1,709)
OCI before reclassifications	9,220	(2,109)	7,111
Amounts reclassified from AOCI	(3)	138	135
Subtotal	9,217	(1,971)	7,246
Tax effect	(3,719)	671	(3,048)
OCI, net of tax	5,498	(1,300)	4,198
Balance, December 31, 2011	5,942	(3,453)	2,489
OCI before reclassifications	3,921	(580)	3,341
Amounts reclassified from AOCI	(837)	251	(586)
Subtotal	3,084	(329)	2,755
Tax effect	(348)	111	(237)
OCI, net of tax	2,736	(218)	2,518
Balance, December 31, 2012	8,678	(3,671)	5,007
OCI before reclassifications	(18,971)	2,120	(16,851)
Amounts reclassified from AOCI	(171)	208	37
Subtotal	(19,142)	2,328	(16,814)
Tax effect	6,257	(791)	5,466
OCI, net of tax	(12,885)	1,537	(11,348)
Balance, December 31, 2013	$(4,207)	$(2,134)	$(6,341)
Included in OCI for the years ended December 31, 2013 and 2012 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2013			2012			2011
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$(737)	$(18,234)	$(18,971)	$2,059	$1,862	$3,921	$(1,719)	$10,939	$9,220
Reclassification adjustment for net realized (gains) losses included in net income	—	(171)	(171)	—	(1,119)	(1,119)	—	(3)	(3)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	282	282	—	—	—
Net unrealized gains (losses)	(737)	(18,405)	(19,142)	2,059	1,025	3,084	(1,719)	10,936	9,217
Tax effect	—	6,257	6,257	—	(348)	(348)	—	(3,719)	(3,719)
Unrealized gains (losses), net of tax	$(737)	$(12,148)	$(12,885)	$2,059	$677	$2,736	$(1,719)	$7,217	$5,498
The following table details reclassification adjustments and the related affected line items on our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2013	2012	2011
Unrealized holding gains (losses) on AFS securities
	$171	$1,119	$3	Net gain (loss) on sale of AFS securities
	—	(282)	—	Net AFS impairment loss
	171	837	3	Income before federal income tax expense
	58	285	1	Federal income tax expense
	$113	$552	$2	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$208	$251	$138	Compensation and benefits
	71	85	47	Federal income tax expense
	$137	$166	$91	Net income

Note 19 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2013	2012
Balance, January 1	$6,598	$3,728
New loans	2,373	8,435
Repayments	(4,793)	(5,565)
Balance, December 31	$4,178	$6,598
Total deposits of these principal officers and directors and their affiliates amounted to $6,158 and $6,871 at December 31, 2013 and 2012, respectively. In addition, the ESOP held deposits with the Bank aggregating $292 and $517, respectively, at December 31, 2013 and 2012.
From time-to-time, we make charitable donations to the Isabella Bank Foundation (the “Foundation”), which is an affiliated nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we service. Donations are expensed when committed to the Foundation. The assets and transactions of the Foundation are not included in our consolidated financial statements.
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 16,850 and 0 shares of our stock as of December 31, 2013 and 2012, respectively. Such shares are included in the computation of dividends and earnings per share.
The following table displays ending asset balances of, and our donations to, the Foundation as of, and for the years ended, December 31:

	2013	2012	2011
Ending assets	$1,815	$1,766	$1,150
Donations	$200	$850	$250
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
The following tables list the quantitative fair value information about impaired loans as of December 31:

	2013
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$11,521	Duration of cash flows:	98 - 120 Months
		Reduction in interest rate from original loan terms:	3.25% - 7.57%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,902	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%

	2012
Valuation Techniques	Fair Value	Unobservable Input	Range
Discounted cash flow	$8,726	Duration of cash flows:	14-120 Months
		Reduction in interest rate from original loan terms:	5.00% - 6.25%
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,295	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,412	Real Estate	20% - 30%

	December 31, 2012
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$2,018	Real Estate	20% - 30%
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

We previously elected to measure a portion of borrowed funds at fair value. These borrowings were recorded at fair value on a recurring basis, with the fair value measurement estimated using discounted cash flow analysis based on current incremental borrowing rates for similar types of borrowing arrangements. Changes in the fair value of these borrowings are included in noninterest income.
The activity in borrowings which we have elected to carry at fair value was as follows for the year ended December 31:

2012
Borrowings carried at fair value - beginning of year	$5,242
Paydowns and maturities	(5,209)
Net unrealized change in fair value	(33)
Borrowings carried at fair value - December 31	$—
Unpaid principal balance - December 31	$—
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of as of December 31:

	2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$41,558	$41,558	$41,558	$—	$—
Certificates of deposit held in other financial institutions	580	582	—	582	—
Mortgage loans AFS	1,104	1,123	—	1,123	—
Total loans	808,037	808,246	—	—	808,246
Less allowance for loan and lease losses	(11,500)	(11,500)	—	—	(11,500)
Net loans	796,537	796,746	—	—	796,746
Accrued interest receivable	5,442	5,442	5,442	—	—
Equity securities without readily determinable fair values (1)	18,293	18,293	—	—	—
OMSRs	2,555	2,667	—	2,667	—
LIABILITIES
Deposits without stated maturities	593,754	593,754	593,754	—	—
Deposits with stated maturities	450,012	452,803	—	452,803	—
Borrowed funds	279,326	283,060	—	283,060	—
Accrued interest payable	633	633	633	—	—

	2012
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$24,920	$24,920	$24,920	$—	$—
Certificates of deposit held in other financial institutions	4,465	4,475	—	4,475	—
Mortgage loans AFS	3,633	3,680	—	3,680	—
Total loans	772,753	784,964	—	—	784,964
Less allowance for loan and lease losses	(11,936)	(11,936)	—	—	(11,936)
Net loans	760,817	773,028	—	—	773,028
Accrued interest receivable	5,227	5,227	5,227	—	—
Equity securities without readily determinable fair values (1)	18,118	18,118	—	—	—
OMSRs	2,285	2,285	—	2,285	—
LIABILITIES
Deposits without stated maturities	553,332	553,332	553,332	—	—
Deposits with stated maturities	464,335	472,630	—	472,630	—
Borrowed funds	241,001	248,822	—	248,822	—
Accrued interest payable	751	751	751	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2013				2012
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$525	$—	$525	$—	$1,573	$—	$1,573	$—
AFS securities
Government-sponsored enterprises	23,745	—	23,745	—	25,776	—	25,776	—
States and political subdivisions	201,988	—	201,988	—	182,743	—	182,743	—
Auction rate money market preferred	2,577	—	2,577	—	2,778	—	2,778	—
Preferred stocks	5,827	5,827	—	—	6,363	6,363	—	—
Mortgage-backed securities	144,115	—	144,115	—	155,345	—	155,345	—
Collateralized mortgage obligations	133,810	—	133,810	—	131,005	—	131,005	—
Total AFS securities	512,062	5,827	506,235	—	504,010	6,363	497,647	—
Nonrecurring items
Impaired loans (net of the ALLL)	25,423	—	—	25,423	22,021	—	—	22,021
Foreclosed assets	1,412	—	—	1,412	2,018	—	—	2,018
	$539,422	$5,827	$506,760	$26,835	$529,622	$6,363	$499,220	$24,039
Percent of assets and liabilities measured at fair value		1.08%	93.95%	4.97%		1.20%	94.26%	4.54%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the years ended December 31:

	2013			2012
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(28)	$—	$(28)	$(52)	$—	$(52)
Borrowed funds	—	—	—	—	33	33
Nonrecurring items
Foreclosed assets	—	(156)	(156)	—	(166)	(166)
Total	$(28)	$(156)	$(184)	$(52)	$(133)	$(185)

Note 21 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2013	2012
ASSETS
Cash on deposit at the Bank	$529	$332
AFS securities	3,542	3,939
Investments in subsidiaries	110,192	115,781
Premises and equipment	2,013	2,041
Other assets	54,223	52,398
TOTAL ASSETS	$170,499	$174,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,890	$10,002
Shareholders' equity	160,609	164,489
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$170,499	$174,491
Condensed Statements of Income

	Year Ended December 31
	2013	2012	2011
Income
Dividends from subsidiaries	$7,000	$6,125	$6,500
Interest income	161	174	128
Management fee and other	2,146	2,037	1,201
Total income	9,307	8,336	7,829
Expenses
Compensation and benefits	2,811	2,424	2,267
Occupancy and equipment	476	370	370
Audit and related fees	345	351	378
Other	958	945	1,089
Total expenses	4,590	4,090	4,104
Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,717	4,246	3,725
Federal income tax benefit	790	673	958
Income before income tax benefit and equity in undistributed earnings of subsidiaries	5,507	4,919	4,683
Undistributed earnings of subsidiaries	7,003	7,287	5,527
Net income	$12,510	$12,206	$10,210

Condensed Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
Operating Activities
Net income	$12,510	$12,206	$10,210
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(7,003)	(7,287)	(5,527)
Undistributed earnings of equity securities without readily determinable fair values	74	(459)	160
Share-based payment awards	554	643	615
Depreciation	174	114	123
Net amortization of AFS securities	2	4	7
Deferred income tax expense (benefit)	(305)	425	(48)
Changes in operating assets and liabilities which used cash
Other assets	(51)	(513)	7
Accrued interest and other liabilities	1,238	(98)	757
Net cash provided by (used in) operating activities	7,193	5,035	6,304
Investing activities
Maturities, calls, and sales of AFS securities	395	370	585
Purchases	—	—	(3,000)
Purchases of equipment and premises	(146)	(239)	(87)
Advances to subsidiaries, net of repayments	(299)	(50)	—
Net cash provided by (used in) investing activities	(50)	81	(2,502)
Financing activities
Net increase (decrease) in borrowed funds	(1,350)	(597)	2,772
Cash dividends paid on common stock	(6,456)	(6,074)	(5,770)
Proceeds from the issuance of common stock	3,618	2,898	2,302
Common stock repurchased	(2,375)	(1,980)	(1,507)
Common stock purchased for deferred compensation obligations	(383)	(505)	(426)
Net cash provided by (used in) investing activities	(6,946)	(6,258)	(2,629)
Increase (decrease) in cash and cash equivalents	197	(1,142)	1,173
Cash and cash equivalents at beginning of year	332	1,474	301
Cash and cash equivalents at end of year	$529	$332	$1,474
Note 22 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2013, 2012 and 2011 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 ) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2013.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for the preparation and integrity of our published consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on judgments and estimates. We also prepared the other information included in the Annual Report on Form 10-K and are responsible for the accuracy and consistency with the consolidated financial statements.
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
We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (1992 framework) of the Treadway Commission.
Based upon these criteria, we believe that, as of December 31, 2013, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann") has audited our 2013 consolidated financial statements. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2013 consolidated financial statements as a result of the integrated audit which also includes Rehmann attestation report on the effectiveness of our internal control.

Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
March 5, 2014

/s/ Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)
March 3, 2014
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2014 (“Proxy Statement”) which is incorporated herein by reference.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information concerning the security ownership of certain owners and management, see “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement which is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2013, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by
Shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	172,550	(1)	(2)	(1)	(2)
Total	172,550

(1)
Pursuant to the terms of the Directors Plan, our directors are required to invest at least 25% of their board fees in our common stock. These stock investments can be made either through deferred fees or through the purchase of shares through the Isabella Bank Corporation Stockholder Dividend Reinvestment and Employee Stock Purchase Plan ("DRIP Plan"). Deferred fees, under the Directors Plan, are converted on a quarterly basis into stock units of our common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. DRIP Plan shares are purchased on a monthly basis pursuant to the DRIP Plan.

Distribution of deferred fees from the Directors Plan occurs when the participant retires from the board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. All authorized but unissued shares of common stock are eligible for issuance under the Directors Plan. As of December 31, 2013, the Directors Plan had 185,311 shares eligible to be distributed under the Directors Plan.

(2)
The Rabbi Trust holds 12,761 shares for the benefit of participants pursuant to the Directors Plan. Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

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

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements: The following documents are filed as part of Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules: All schedules are omitted because they are neither applicable nor required, or because the required information is included in the consolidated financial statements or related notes.

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3(a)	Amended Articles of Incorporation (1)
	3(b)	Amendment to the Articles of Incorporation (2)
	3(c)	Amendment to the Articles of Incorporation (3)
	3(d)	Amendment to the Articles of Incorporation (4)
	3(e)	Amendment to the Articles of Incorporation (8)
	3(f)	Amended Bylaws (6)
	3(g)	Amendment to Bylaws (7)
	3(h)	Amendment to Bylaws (10)
	3(i)	Amendment to Bylaws (11)
	10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (9)*
	10(b)	Amendment to Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (12)*
	10(c)	Isabella Bank Corporation Plan Death Benefit (9)*
	10(d)	Isabella Bank Corporation Retirement Bonus Plan (9)*
	14	Code of Business Conduct and Ethics (5)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
	101.INS	XBRL Interactive Data File**
	101.SCH	XBRL Interactive Data File**
	101.CAL	XBRL Interactive Data File**
	101.LAB	XBRL Interactive Data File**
	101.PRE	XBRL Interactive Data File**
	101.DEF	XBRL Interactive Data File**

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 25, 2006, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 30, 2013, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

by:	/s/ Jae A. Evans	Date:	March 5, 2014
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	March 3, 2014
Dennis P. Angner

/s/ Dr. Jeffrey J. Barnes	Director	March 3, 2014
Dr. Jeffrey J. Barnes

/s/ Richard J. Barz	Director	March 10, 2014
Richard J. Barz

/s/ Jae A. Evans	Chief Executive Officer and Director	March 5, 2014
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 7, 2014
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 4, 2014
Thomas L. Kleinhardt

/s/ Joseph LaFramboise	Director	March 6, 2014
Joseph LaFramboise

/s/ David J. Maness	Director	March 3, 2014
David J. Maness

/s/ W. Joseph Manifold	Director	March 3, 2014
W. Joseph Manifold

/s/ W. Michael McGuire	Director	March 3, 2014
W. Michael McGuire

/s/ Sarah R. Opperman	Director	March 4, 2014
Sarah R. Opperman