Form 10-Q
period 2014-03-31
ISABELLA BANK CORP
filed 2014-05-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,735,097 as of May 5, 2014.

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
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q, or in our other filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available-for-sale	GLB Act: Gramm-Leach-Bliley Act of 1999
ALLL: Allowance for loan and lease losses	IFRS: International Financial Reporting Standards
AOCI: Accumulated other comprehensive income (loss)	IRR: Interest rate risk
ASC: FASB Accounting Standards Codification	JOBS Act: Jumpstart our Business Startups Act
ASU: FASB Accounting Standards Update	LIBOR: London Interbank Offered Rate
ATM: Automated Teller Machine	Moody’s: Moody’s Investors Service, Inc.
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSRs: Originated mortgage servicing rights
ESOP: Employee stock ownership plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTC: Over-the-Counter
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDI Act: Federal Deposit Insurance Act	PBO: Projected benefit obligation
FDIC: Federal Deposit Insurance Corporation	PCAOB: Public Company Accounting Oversight Board
FFIEC: Federal Financial Institutions Examinations Council	Rabbi Trust: A trust established to fund the Directors Plan
Fitch: Fitch Ratings	SEC: U.S. Securities & Exchange Commission
FRB: Federal Reserve Bank	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	S&P: Standard & Poor's
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language
GAAP: U.S. generally accepted accounting principles

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31 2014	December 31 2013
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$17,745	$21,755
Interest bearing balances due from banks	922	19,803
Total cash and cash equivalents	18,667	41,558
Certificates of deposit held in other financial institutions	580	580
Trading securities	521	525
AFS securities (amortized cost of $555,176 in 2014 and $517,614 in 2013)	555,144	512,062
Mortgage loans AFS	489	1,104
Loans
Commercial	399,702	392,104
Agricultural	92,059	92,589
Residential real estate	284,586	289,931
Consumer	32,064	33,413
Gross loans	808,411	808,037
Less allowance for loan and lease losses	11,100	11,500
Net loans	797,311	796,537
Premises and equipment	26,009	25,719
Corporate owned life insurance policies	24,585	24,401
Accrued interest receivable	6,725	5,442
Equity securities without readily determinable fair values	18,965	18,293
Goodwill and other intangible assets	46,263	46,311
Other assets	18,112	20,605
TOTAL ASSETS	$1,513,371	$1,493,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$158,241	$158,428
NOW accounts	194,407	192,089
Certificates of deposit under $100 and other savings	469,955	455,547
Certificates of deposit over $100	243,332	237,702
Total deposits	1,065,935	1,043,766
Borrowed funds	272,536	279,326
Accrued interest payable and other liabilities	8,929	9,436
Total liabilities	1,347,400	1,332,528
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,727,547 shares (including 5,263 shares held in the Rabbi Trust) in 2014 and 7,723,023 shares (including 12,761 shares held in the Rabbi Trust) in 2013	137,804	137,580
Shares to be issued for deferred compensation obligations	3,892	4,148
Retained earnings	26,835	25,222
Accumulated other comprehensive income (loss)	(2,560)	(6,341)
Total shareholders’ equity	165,971	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,513,371	$1,493,137
See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2014	2013
Interest income
Loans, including fees	$9,751	$10,330
AFS securities
Taxable	1,998	1,834
Nontaxable	1,457	1,234
Trading securities	5	14
Federal funds sold and other	153	116
Total interest income	13,364	13,528
Interest expense
Deposits	1,616	1,874
Borrowings	884	947
Total interest expense	2,500	2,821
Net interest income	10,864	10,707
Provision for loan losses	(242)	300
Net interest income after provision for loan losses	11,106	10,407
Noninterest income
Service charges and fees	1,394	1,281
Net gain on sale of mortgage loans	115	358
Earnings on corporate owned life insurance policies	184	169
Net gains (losses) on sale of AFS securities	—	99
Other	556	540
Total noninterest income	2,249	2,447
Noninterest expenses
Compensation and benefits	5,486	5,445
Furniture and equipment	1,268	1,189
Occupancy	742	665
Other	1,990	1,892
Total noninterest expenses	9,486	9,191
Income before federal income tax expense	3,869	3,663
Federal income tax expense	560	576
NET INCOME	$3,309	$3,087
Earnings per share
Basic	$0.43	$0.40
Diluted	$0.42	$0.39
Cash dividends per basic share	$0.22	$0.21

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended March 31
	2014	2013
Net income	$3,309	$3,087
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	5,520	(1,961)
Reclassification adjustment for net realized (gains) losses included in net income	—	(99)
Net unrealized gains (losses)	5,520	(2,060)
Tax effect (1)	(1,739)	923
Other comprehensive income (loss), net of tax	3,781	(1,137)
Comprehensive income (loss)	$7,090	$1,950

(1)	See “Note 12 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Shares Outstanding	Amount	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2013	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489
Comprehensive income (loss)	—	—	—	3,087	(1,137)	1,950
Issuance of common stock	37,591	902	—	—	—	902
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	100	(100)	—	—	—
Share-based payment awards under equity compensation plan	—	—	146	—	—	146
Common stock purchased for deferred compensation obligations	—	(90)	—	—	—	(90)
Common stock repurchased pursuant to publicly announced repurchase plan	(20,509)	(480)	—	—	—	(480)
Cash dividends ($0.21 per share)	—	—	—	(1,609)	—	(1,609)
Balance, March 31, 2013	7,688,928	$137,012	$3,780	$20,646	$3,870	$165,308
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	3,309	3,781	7,090
Issuance of common stock	35,814	850	—	—	—	850
Common stock issued for deferred compensation obligations	6,125	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	250	(250)	—	—	—
Share-based payment awards under equity compensation plan	—	—	137	—	—	137
Common stock purchased for deferred compensation obligations	—	(126)	—	—	—	(126)
Common stock repurchased pursuant to publicly announced repurchase plan	(37,415)	(893)	—	—	—	(893)
Cash dividends ($0.22 per share)	—	—	—	(1,696)	—	(1,696)
Balance, March 31, 2014	7,727,547	$137,804	$3,892	$26,835	$(2,560)	$165,971

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31
	2014	2013
OPERATING ACTIVITIES
Net income	$3,309	$3,087
Reconciliation of net income to net cash provided by operations:
Provision for loan losses	(242)	300
Impairment of foreclosed assets	43	24
Depreciation	619	625
Amortization of OMSRs	68	204
Amortization of acquisition intangibles	48	57
Net amortization of AFS securities	457	578
Net (gains) losses on sale of AFS securities	—	(99)
Net unrealized (gains) losses on trading securities	4	10
Net gain on sale of mortgage loans	(115)	(358)
Increase in cash value of corporate owned life insurance policies	(184)	(169)
Share-based payment awards under equity compensation plan	137	146
Origination of loans held-for-sale	(5,364)	(21,587)
Proceeds from loan sales	6,094	24,552
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,283)	(933)
Other assets	(272)	(385)
Accrued interest payable and other liabilities	(507)	(255)
Net cash provided by (used in) operating activities	2,812	5,797
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	—	960
Activity in AFS securities
Sales	—	9,857
Maturities and calls	11,096	21,103
Purchases	(49,115)	(50,420)
Loan principal (originations) collections, net	(856)	4,531
Proceeds from sales of foreclosed assets	567	1,194
Purchases of premises and equipment	(909)	(610)
Proceeds from redemption of corporate owned life insurance policies	—	123
Net cash provided by (used in) investing activities	(39,217)	(13,262)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2014	2013
FINANCING ACTIVITIES
Net increase (decrease) in deposits	22,169	12,093
Increase (decrease) in borrowed funds	(6,790)	(8,591)
Cash dividends paid on common stock	(1,696)	(1,609)
Proceeds from issuance of common stock	850	902
Common stock repurchased	(893)	(480)
Common stock purchased for deferred compensation obligations	(126)	(90)
Net cash provided by (used in) financing activities	13,514	2,225
Increase (decrease) in cash and cash equivalents	(22,891)	(5,240)
Cash and cash equivalents at beginning of period	41,558	24,920
Cash and cash equivalents at end of period	$18,667	$19,680
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,547	$2,842
Federal income taxes paid	552	200
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$324	$373

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Earnings per common share have been computed based on the following:

	Three Months Ended March 31
	2014	2013
Average number of common shares outstanding for basic calculation	7,721,254	7,677,009
Average potential effect of shares in the Directors Plan (1)	173,279	165,260
Average number of common shares outstanding used to calculate diluted earnings per common share	7,894,533	7,842,269
Net income	$3,309	$3,087
Earnings per share
Basic	$0.43	$0.40
Diluted	$0.42	$0.39

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Pending Accounting Standards Updates
ASU No. 2014-01: “Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)"
In January 2014, ASU No. 2014-01 amended ASC Topic 323, “Investments" to allow investors in low income housing tax credits to use the proportional amortization method if the following criteria are met:

•	It is probable that the tax credits allocable to the investor will be available.

•	The investor does not have the ability to exercise significant influence over the operating and financial policies of the limited liability entity.

•	Substantially all of the projected benefits are from tax credits and other tax benefits (e.g., operating losses).

•	The investor’s projected yield is based solely on the cash flows from the tax credits and other tax benefits are positive.

•	The investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the investor’s liability is limited to its capital investment.

Investors that do not meet the above criteria must utilize the cost method or equity method in accordance with previously issued authoritative accounting guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on our operations.
ASU No. 2014-04: “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)"
In January 2014, ASU No. 2014-04 amended ASC Topic 310, "Receivables" to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on our operations.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,775	$5	$897	$23,883
States and political subdivisions	215,038	6,493	1,887	219,644
Auction rate money market preferred	3,200	—	445	2,755
Preferred stocks	6,800	—	747	6,053
Mortgage-backed securities	159,767	877	2,788	157,856
Collateralized mortgage obligations	145,596	1,241	1,884	144,953
Total	$555,176	$8,616	$8,648	$555,144

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,860	$7	$1,122	$23,745
States and political subdivisions	200,323	5,212	3,547	201,988
Auction rate money market preferred	3,200	—	623	2,577
Preferred stocks	6,800	20	993	5,827
Mortgage-backed securities	147,292	657	3,834	144,115
Collateralized mortgage obligations	135,139	1,016	2,345	133,810
Total	$517,614	$6,912	$12,464	$512,062
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2014 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$72	$24,703	$—	$—	$24,775
States and political subdivisions	13,067	44,403	102,328	55,240	—	215,038
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	159,767	159,767
Collateralized mortgage obligations	—	—	—	—	145,596	145,596
Total amortized cost	$13,067	$44,475	$127,031	$55,240	$315,363	$555,176
Fair value	$13,170	$46,153	$128,612	$55,592	$311,617	$555,144

Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred and preferred stocks have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.
A summary of the activity related to sales of AFS securities was as follows for the three month periods ended March 31:

	2014	2013
Proceeds from sales of AFS securities	$—	$9,857
Gross realized gains (losses)	$—	$99
Applicable income tax expense (benefit)	$—	$34
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at March 31, 2014 and December 31, 2013, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$897	$23,098	$—	$—	$897
States and political subdivisions	1,025	35,389	862	9,302	1,887
Auction rate money market preferred	—	—	445	2,755	445
Preferred stocks	6	2,995	741	3,059	747
Mortgage-backed securities	1,664	60,711	1,124	21,435	2,788
Collateralized mortgage obligations	1,238	61,690	646	13,159	1,884
Total	$4,830	$183,883	$3,818	$49,710	$8,648
Number of securities in an unrealized loss position:		152		39	191

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1,122	$22,873	$—	$—	$1,122
States and political subdivisions	2,566	42,593	981	6,115	3,547
Auction rate money market preferred	—	—	623	2,577	623
Preferred stocks	—	—	993	2,807	993
Mortgage-backed securities	2,424	101,816	1,410	21,662	3,834
Collateralized mortgage obligations	2,345	84,478	—	—	2,345
Total	$8,457	$251,760	$4,007	$33,161	$12,464
Number of securities in an unrealized loss position:		182		19	201
As of March 31, 2014 and December 31, 2013, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analysis using the above criteria, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of March 31, 2014, or December 31, 2013.
Note 5 – Loans and ALLL
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
We offer adjustable rate mortgages, construction loans, and fixed rate mortgage loans which typically have amortization periods up to a maximum of 30 years. Fixed rate loans with an amortization of greater than 15 years are generally sold upon origination to Freddie Mac. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in our portfolio, held for future sale, or sold upon origination. We consider the direction of interest rates, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell these loans to Freddie Mac.
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

Consumer loans include secured and unsecured personal loans and overdraft protection related loans. Loans are amortized for a period of up to 12 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Loans charged-off	(192)	(31)	(113)	(114)	—	(450)
Recoveries	214	—	36	42	—	292
Provision for loan losses	(1,256)	22	959	63	(30)	(242)
March 31, 2014	$4,814	$425	$4,727	$630	$504	$11,100

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,911	$29	$2,353	$1	$—	$4,294
Collectively evaluated for impairment	2,903	396	2,374	629	504	6,806
Total	$4,814	$425	$4,727	$630	$504	$11,100
Loans
Individually evaluated for impairment	$14,034	$1,780	$13,329	$61		$29,204
Collectively evaluated for impairment	385,668	90,279	271,257	32,003		779,207
Total	$399,702	$92,059	$284,586	$32,064		$808,411

	Allowance for Loan Losses
	Three Months Ended March 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(211)	—	(190)	(121)	—	(522)
Recoveries	57	—	53	85	—	195
Provision for loan losses	189	(86)	144	102	(49)	300
March 31, 2013	$6,897	$321	$3,634	$732	$325	$11,909

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,035	$30	$2,287	$—	$—	$4,352
Collectively evaluated for impairment	4,013	404	1,558	639	534	7,148
Total	$6,048	$434	$3,845	$639	$534	$11,500
Loans
Individually evaluated for impairment	$13,816	$1,538	$14,302	$119		$29,775
Collectively evaluated for impairment	378,288	91,051	275,629	33,294		778,262
Total	$392,104	$92,589	$289,931	$33,413		$808,037

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	March 31, 2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$16,016	$15,907	$31,923	$5,093	$3,319	$8,412
3 - High satisfactory	94,147	38,980	133,127	24,021	13,018	37,039
4 - Low satisfactory	161,906	41,820	203,726	28,708	12,924	41,632
5 - Special mention	10,753	1,677	12,430	1,738	574	2,312
6 - Substandard	15,532	306	15,838	2,260	97	2,357
7 - Vulnerable	2,410	125	2,535	82	225	307
8 - Doubtful	107	16	123	—	—	—
Total	$300,871	$98,831	$399,702	$61,902	$30,157	$92,059

	December 31, 2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$18,671	$14,461	$33,132	$3,527	$3,235	$6,762
3 - High satisfactory	91,323	39,403	130,726	26,015	17,000	43,015
4 - Low satisfactory	149,921	43,809	193,730	26,874	10,902	37,776
5 - Special mention	13,747	1,843	15,590	1,609	922	2,531
6 - Substandard	16,974	473	17,447	1,232	1,273	2,505
7 - Vulnerable	1,041	238	1,279	—	—	—
8 - Doubtful	183	17	200	—	—	—
Total	$291,860	$100,244	$392,104	$59,257	$33,332	$92,589
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,086	$21	$330	$2,495	$3,932	$296,939	$300,871
Commercial other	116	96	—	125	337	98,494	98,831
Total commercial	1,202	117	330	2,620	4,269	395,433	399,702
Agricultural
Agricultural real estate	115	—	295	82	492	61,410	61,902
Agricultural other	—	—	—	225	225	29,932	30,157
Total agricultural	115	—	295	307	717	91,342	92,059
Residential real estate
Senior liens	3,610	541	268	1,232	5,651	225,650	231,301
Junior liens	615	54	—	15	684	12,378	13,062
Home equity lines of credit	388	174	—	170	732	39,491	40,223
Total residential real estate	4,613	769	268	1,417	7,067	277,519	284,586
Consumer
Secured	69	27	—	—	96	27,552	27,648
Unsecured	16	—	—	1	17	4,399	4,416
Total consumer	85	27	—	1	113	31,951	32,064
Total	$6,015	$913	$893	$4,345	$12,166	$796,245	$808,411

	December 31, 2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,226	$296	$—	$1,136	$2,658	$289,202	$291,860
Commercial other	368	15	13	238	634	99,610	100,244
Total commercial	1,594	311	13	1,374	3,292	388,812	392,104
Agricultural
Agricultural real estate	34	295	—	—	329	58,928	59,257
Agricultural other	—	—	—	—	—	33,332	33,332
Total agricultural	34	295	—	—	329	92,260	92,589
Residential real estate
Senior liens	3,441	986	129	1,765	6,321	229,865	236,186
Junior liens	408	44	—	29	481	13,074	13,555
Home equity lines of credit	181	—	—	25	206	39,984	40,190
Total residential real estate	4,030	1,030	129	1,819	7,008	282,923	289,931
Consumer
Secured	167	11	—	50	228	28,444	28,672
Unsecured	25	5	—	1	31	4,710	4,741
Total consumer	192	16	—	51	259	33,154	33,413
Total	$5,850	$1,652	$142	$3,244	$10,888	$797,149	$808,037
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of:

	March 31, 2014			December 31, 2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,775	$7,012	$1,864	$6,748	$6,888	$1,915
Commercial other	1,074	1,074	47	521	521	120
Agricultural real estate	89	89	29	90	90	30
Residential real estate senior liens	13,117	14,239	2,336	14,061	15,315	2,278
Residential real estate junior liens	43	63	10	48	64	9
Home equity lines of credit	169	469	7	—	—	—
Consumer secured	61	68	1	—	—	—
Total impaired loans with a valuation allowance	21,328	23,014	4,294	21,468	22,878	4,352
Impaired loans without a valuation allowance
Commercial real estate	5,929	6,655		5,622	6,499
Commercial other	256	366		925	1,035
Agricultural real estate	1,448	1,448		1,370	1,370
Agricultural other	243	388		78	198
Home equity lines of credit	—	—		193	493
Consumer secured	—	—		119	148
Total impaired loans without a valuation allowance	7,876	8,857		8,307	9,743
Impaired loans
Commercial	14,034	15,107	1,911	13,816	14,943	2,035
Agricultural	1,780	1,925	29	1,538	1,658	30
Residential real estate	13,329	14,771	2,353	14,302	15,872	2,287
Consumer	61	68	1	119	148	—
Total impaired loans	$29,204	$31,871	$4,294	$29,775	$32,621	$4,352

The following is a summary of information pertaining to impaired loans for the three month periods ended:

	March 31, 2014		March 31, 2013
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,762	$94	$8,178	$119
Commercial other	798	18	1,100	1
Agricultural real estate	90	1	91	1
Agricultural other	—	—	210	—
Residential real estate senior liens	13,589	138	10,454	99
Residential real estate junior liens	46	—	86	—
Home equity lines of credit	85	1	—	—
Consumer secured	90	1	—	—
Total impaired loans with a valuation allowance	21,460	253	20,119	220
Impaired loans without a valuation allowance
Commercial real estate	5,776	102	3,626	73
Commercial other	591	6	1,233	40
Agricultural real estate	1,409	16	67	2
Agricultural other	161	28	388	7
Home equity lines of credit	97	—	183	4
Consumer secured	—	—	74	1
Total impaired loans without a valuation allowance	8,034	152	5,571	127
Impaired loans
Commercial	13,927	220	14,137	233
Agricultural	1,660	45	756	10
Residential real estate	13,817	139	10,723	103
Consumer	90	1	74	1
Total impaired loans	$29,494	$405	$25,690	$347
As of March 31, 2014 and December 31, 2013, we had committed to advance $93 and $134, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forbearance of principal.

4.	Forbearance of accrued interest.
To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	4	$355	$355	—	$—	$—
Agricultural other	—	—	—	1	134	134
Residential real estate senior liens	9	490	490	8	799	783
Consumer unsecured	1	1	1	—	—	—
Total	14	$846	$846	9	$933	$917
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	4	$355	—	$—	—	$—	—	$—
Agricultural other	—	—	—	—	1	134	—	—
Residential real estate senior liens	2	49	7	441	3	209	5	590
Consumer unsecured	1	1	—	—	—	—	—	—
Total	7	$405	7	$441	4	$343	5	$590
We did not restructure any loans through the forbearance of principal or accrued interest in the three month periods ended March 31, 2014 or 2013.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three month periods ended March 31, 2014 or 2013, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31, 2014	December 31, 2013
TDRs	$25,633	$25,865
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31 2014	December 31 2013
FHLB Stock	$8,850	$8,100
Corporate Settlement Solutions, LLC	6,895	6,970
FRB Stock	1,879	1,879
Valley Financial Corporation	1,000	1,000
Other	341	344
Total	$18,965	$18,293

Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31 2014		December 31 2013
	Amount	Rate	Amount	Rate
FHLB advances	$162,000	2.02%	$162,000	2.02%
Securities sold under agreements to repurchase without stated maturity dates	94,741	0.13%	106,025	0.13%
Securities sold under agreements to repurchase with stated maturity dates	1,195	4.27%	11,301	3.30%
Federal funds purchased	14,600	0.39%	—	—
Total	$272,536	1.29%	$279,326	1.35%
The FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. Advances are also secured by our holdings of FHLB stock.
The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	March 31 2014		December 31 2013
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$10,000	0.48%	$10,000	0.48%
Fixed rate advances due 2015	32,000	0.84%	32,000	0.84%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	30,000	1.95%
Fixed rate advances due 2018	40,000	2.35%	40,000	2.35%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.11%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2023	10,000	3.90%	10,000	3.90%
Total	$162,000	2.02%	$162,000	2.02%
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $145,481 and $148,930 at March 31, 2014 and December 31, 2013, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates as of:

	March 31 2014		December 31 2013
	Amount	Rate	Amount	Rate
Repurchase agreements due 2014	$766	4.85%	$10,876	3.30%
Repurchase agreements due 2015	429	3.25%	425	3.25%
Total	$1,195	4.27%	$11,301	3.30%
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of short-term borrowings for the three month periods ended:

	March 31 2014			March 31 2013
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$94,741	$94,362	0.13%	$64,527	$63,573	0.15%
Federal funds purchased	15,000	5,755	0.47%	4,400	1,215	0.50%
We had pledged trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at:

	March 31 2014	December 31 2013
Pledged to secure borrowed funds	$304,146	$320,173
Pledged to secure repurchase agreements	145,481	148,930
Pledged for public deposits and for other purposes necessary or required by law	20,559	20,922
Total	$470,186	$490,025
As of March 31, 2014, we had the ability to borrow up to an additional $109,677, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2014	2013
Marketing and community relations	$243	$242
FDIC insurance premiums	202	272
Directors fees	195	199
Audit and related fees	138	139
Education and travel	121	122
Postage and freight	108	99
Printing and supplies	102	86
Loan underwriting fees	95	116
Consulting fees	91	72
All other	695	545
Total other	$1,990	$1,892

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2014	2013
Income taxes at 34% statutory rate	$1,315	$1,245
Effect of nontaxable income
Interest income on tax exempt municipal securities	(469)	(401)
Earnings on corporate owned life insurance policies	(63)	(57)
Other	(236)	(228)
Total effect of nontaxable income	(768)	(686)
Effect of nondeductible expenses	13	17
Federal income tax expense	$560	$576
Note 10 – Defined Benefit Pension Plan
We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered (the projected benefit obligation is equal to the accumulated benefit obligation), and plan benefits are based on years of service and the individual employee’s five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We contributed $0 and $215 to the plan during the three month periods ended March 31, 2014 and 2013, respectively. We do not anticipate any contributions to the plan in 2014.
Following are the components of net periodic benefit cost for the:

	Three Months Ended March 31
	2014	2013
Interest cost on benefit obligation	$122	$113
Expected return on plan assets	(154)	(143)
Amortization of unrecognized actuarial net loss	42	83
Net periodic benefit cost	$10	$53

Note 11 – Fair Value
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
We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, or liquidation value. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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
The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 50%
		Equipment	30% - 75%
		Cash crop inventory	40%
Discounted appraisal value	$14,220	Other inventory	50%
		Accounts receivable	50%
		Stocks and brokerage accounts	30%
		Liquor license	75%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,902	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluations.
Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value. As such, we classify accrued interest receivable as Level 1.
Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB stock and FRB stock as well as our ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. The investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the first quarter 2008. We are not the managing entity of Corporate Settlement Solutions, LLC, and therefore, we account for our investment under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a community bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007.
The lack of an active market, or other independent sources to validate fair value estimates coupled with the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. As the fair values of these investments are not readily determinable, they are not disclosed under a specific fair value hierarchy; however, they are reviewed quarterly for impairment. If we were to record an impairment adjustment related to these securities, it would be classified as a nonrecurring Level 3 fair value adjustment. During 2014 and 2013, there were no impairments recorded on equity securities without readily determinable fair values.
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	March 31, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,126	Real Estate	20% - 50%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,412	Real Estate	20% - 30%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluations.
Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2014 and 2013, there were no impairments recorded on goodwill and other acquisition intangibles.
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	March 31, 2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$18,667	$18,667	$18,667	$—	$—
Certificates of deposit held in other financial institutions	580	580	—	580	—
Mortgage loans AFS	489	493	—	493	—
Total loans	808,411	808,077	—	—	808,077
Less allowance for loan and lease losses	11,100	11,100	—	—	11,100
Net loans	797,311	796,977	—	—	796,977
Accrued interest receivable	6,725	6,725	6,725	—	—
Equity securities without readily determinable fair values (1)	18,965	18,965	—	—	—
OMSRs	2,645	2,787	—	2,787	—
LIABILITIES
Deposits without stated maturities	614,092	614,092	614,092	—	—
Deposits with stated maturities	451,843	453,980	—	453,980	—
Borrowed funds	272,536	276,357	—	276,357	—
Accrued interest payable	586	586	586	—	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$41,558	$41,558	$41,558	$—	$—
Certificates of deposit held in other financial institutions	580	582	—	582	—
Mortgage loans AFS	1,104	1,123	—	1,123	—
Total loans	808,037	808,246	—	—	808,246
Less allowance for loan and lease losses	11,500	11,500	—	—	11,500
Net loans	796,537	796,746	—	—	796,746
Accrued interest receivable	5,442	5,442	5,442	—	—
Equity securities without readily determinable fair values (1)	18,293	18,293	—	—	—
OMSRs	2,555	2,667	—	2,667	—
LIABILITIES
Deposits without stated maturities	593,754	593,754	593,754	—	—
Deposits with stated maturities	450,012	452,803	—	452,803	—
Borrowed funds	279,326	283,060	—	283,060	—
Accrued interest payable	633	633	633	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2014				December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$521	$—	$521	$—	$525	$—	$525	$—
AFS securities
Government-sponsored enterprises	23,883	—	23,883	—	23,745	—	23,745	—
States and political subdivisions	219,644	—	219,644	—	201,988	—	201,988	—
Auction rate money market preferred	2,755	—	2,755	—	2,577	—	2,577	—
Preferred stocks	6,053	6,053	—	—	5,827	5,827	—	—
Mortgage-backed securities	157,856	—	157,856	—	144,115	—	144,115	—
Collateralized mortgage obligations	144,953	—	144,953	—	133,810	—	133,810	—
Total AFS securities	555,144	6,053	549,091	—	512,062	5,827	506,235	—
Nonrecurring items
Impaired loans (net of the ALLL)	14,220	—	—	14,220	13,902	—	—	13,902
Foreclosed assets	1,126	—	—	1,126	1,412	—	—	1,412
Total	$571,011	$6,053	$549,612	$15,346	$527,901	$5,827	$506,760	$15,314
Percent of assets and liabilities measured at fair value		1.06%	96.25%	2.69%		1.10%	96.00%	2.90%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the:

	Three Months Ended March 31
	2014			2013
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(4)	$—	$(4)	$(10)	$—	$(10)
Nonrecurring items
Foreclosed assets	—	(43)	(43)	—	(24)	(24)
Total	$(4)	$(43)	$(47)	$(10)	$(24)	$(34)

Note 12 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2014			2013
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(4,207)	$(2,134)	$(6,341)	$8,678	$(3,671)	$5,007
OCI before reclassifications	5,520	—	5,520	(1,961)	—	(1,961)
Amounts reclassified from AOCI	—	—	—	(99)	—	(99)
Subtotal	5,520	—	5,520	(2,060)	—	(2,060)
Tax effect	(1,739)	—	(1,739)	923	—	923
OCI, net of tax	3,781	—	3,781	(1,137)	—	(1,137)
Balance, March 31	$(426)	$(2,134)	$(2,560)	$7,541	$(3,671)	$3,870
Included in OCI for the three month periods ended March 31, 2014 and 2013 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2014			2013
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$25	$5,495	$5,520	$658	$(2,619)	$(1,961)
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	(99)	(99)
Net unrealized gains (losses)	25	5,495	5,520	658	(2,718)	(2,060)
Tax effect	—	(1,739)	(1,739)	—	923	923
Unrealized gains (losses), net of tax	$25	$3,756	$3,781	$658	$(1,795)	$(1,137)
The following table details reclassification adjustments and the related affected line items on our interim condensed consolidated statements of income for the noted periods:

Details about AOCI components	Amount Reclassified from AOCI		Affected Line Item in the Interim Condensed Consolidated Statements of Income
	Three Months Ended March 31
	2014	2013
Unrealized holding gains (losses) on AFS securities
	$—	$99	Net gains (losses) on sale of AFS securities
	—	99	Income before federal income tax expense
	—	34	Federal income tax expense
	$—	$65	Net income

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2014	December 31 2013
ASSETS
Cash on deposit at the Bank	$330	$529
AFS securities	3,514	3,542
Investments in subsidiaries	116,295	110,192
Premises and equipment	1,988	2,013
Other assets	54,136	54,223
TOTAL ASSETS	$176,263	$170,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$10,292	$9,890
Shareholders' equity	165,971	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,263	$170,499
Interim Condensed Statements of Income

	Three Months Ended March 31
	2014	2013
Income
Dividends from subsidiaries	$1,500	$1,500
Interest income	39	43
Management fee and other	506	508
Total income	2,045	2,051
Expenses
Compensation and benefits	832	712
Occupancy and equipment	114	111
Audit and related fees	71	65
Other	268	204
Total expenses	1,285	1,092
Income before income tax benefit and equity in undistributed earnings of subsidiaries	760	959
Federal income tax benefit	254	189
Income before equity in undistributed earnings of subsidiaries	1,014	1,148
Undistributed earnings of subsidiaries	2,295	1,939
Net income	$3,309	$3,087

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2014	2013
Operating activities
Net income	$3,309	$3,087
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,295)	(1,939)
Undistributed earnings of equity securities without readily determinable fair values	78	(6)
Share-based payment awards	137	146
Depreciation	33	36
Net amortization of AFS securities	—	1
Changes in operating assets and liabilities which provided (used) cash
Other assets	9	(137)
Accrued interest and other liabilities	153	(271)
Net cash provided by (used in) operating activities	1,424	917
Investing activities
Purchases of premises and equipment	(8)	(86)
Advances to subsidiaries, net of repayments	—	101
Net cash provided by (used in) investing activities	(8)	15
Financing activities
Net increase (decrease) in borrowed funds	250	900
Cash dividends paid on common stock	(1,696)	(1,609)
Proceeds from the issuance of common stock	850	902
Common stock repurchased	(893)	(480)
Common stock purchased for deferred compensation obligations	(126)	(90)
Net cash provided by (used in) financing activities	(1,615)	(377)
Increase (decrease) in cash and cash equivalents	(199)	555
Cash and cash equivalents at beginning of period	529	332
Cash and cash equivalents at end of period	$330	$887
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2014 and 2013 and each of the three month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the three month periods ended March 31, 2014 and 2013. This analysis should be read in conjunction with our 2013 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
Net income for the first quarter of 2014 was $3,309 an increase of $222 when compared to the same period in 2013. As of March 31, 2014, our total assets were $1,513,371, and assets under management - which included loans sold and serviced, and assets managed by our Investment and Trust Services Department of $651,193 - were $2,164,564.
The primary driver for the increase in net income was an improvement of various credit quality indicators. These improvements resulted in declines in the level of the ALLL in both amount and as a percentage of gross loans; and a reversal of provision for loan losses of $242. During the first quarter of 2014, net loans charged-off declined to $158 which represented our lowest quarterly charge-offs since the first quarter of 2007. Additionally, we continue to see reductions in loans classified as less than satisfactory. While we experienced improvements in net loans charged-off and reductions in the level of loans classified as less than satisfactory, nonperforming loans increased during the quarter. This increase was primarily the result of three loans, all of which are well collateralized and closely monitored by management.
While competition for high quality commercial loans continues to be intense, we were able to grow our portfolio during the quarter by $7,598 without relaxing our underwriting standards. This growth was partially offset by declines in both residential real estate loans of $5,345 and consumer loans of $1,349, resulting in an increase in total loans of $374. The lack of demand for residential real estate loans has also led to noticeable declines in loan fees and a corresponding decline in the net yield on interest earning assets. Despite the relatively small net increase in loans during the quarter, we generated additional interest income through the purchases of AFS investment securities which were funded by increases in deposit accounts.
We anticipate that competition for commercial loans will continue to be significant, residential mortgage loan activity will remain soft, and growing our deposit base will be challenging throughout the foreseeable future. Despite these challenges, our unwavering commitment to core community banking principles and long term sustainable growth has, and will continue to, enable us to meet the needs of the communities we serve and increase shareholder value.

Results of Operations

The following table outlines our quarterly results of operations and provides certain performance measures as of, and for the three month periods ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013, and March 31, 2013:

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
INCOME STATEMENT DATA
Interest income	$13,364	$13,603	$13,505	$13,440	$13,528
Interest expense	2,500	2,683	2,736	2,781	2,821
Net interest income	10,864	10,920	10,769	10,659	10,707
Provision for loan losses	(242)	245	351	215	300
Noninterest income	2,249	2,130	2,862	2,736	2,447
Noninterest expenses	9,486	9,578	9,320	9,324	9,191
Federal income tax expense	560	303	674	643	576
Net Income	$3,309	$2,924	$3,286	$3,213	$3,087
PER SHARE
Basic earnings	0.43	0.38	0.43	0.42	0.40
Diluted earnings	0.42	0.37	0.42	0.41	0.39
Dividends	0.22	0.21	0.21	0.21	0.21
Tangible book value*	15.82	15.62	15.43	15.19	14.95
Market value
High	23.94	24.84	25.50	26.00	25.10
Low	22.25	21.12	23.40	21.12	21.55
Close*	23.00	23.85	24.85	24.75	25.00
Common shares outstanding*	7,727,547	7,723,023	7,709,781	7,703,589	7,688,928
PERFORMANCE RATIOS
Return on average total assets (annualized)	0.88%	0.80%	0.91%	0.89%	0.86%
Return on average shareholders' equity (annualized)	8.04%	7.18%	8.27%	7.76%	7.51%
Return on average tangible shareholders' equity (annualized)	10.92%	9.78%	11.16%	11.10%	10.86%
Net interest margin yield (FTE annualized)	3.42%	3.50%	3.48%	3.50%	3.54%
BALANCE SHEET DATA*
Gross loans	$808,411	$808,037	$807,849	$803,452	$767,522
AFS securities	555,144	512,062	501,057	499,424	520,931
Total assets	1,513,371	1,493,137	1,459,341	1,451,415	1,434,705
Deposits	1,065,935	1,043,766	1,023,931	1,021,424	1,029,760
Borrowed funds	272,536	279,326	266,001	262,460	232,410
Shareholders' equity	165,971	160,609	161,305	159,288	165,308
Gross loans to deposits	75.84%	77.42%	78.90%	78.66%	74.53%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$292,382	$293,665	$294,999	$295,047	$301,476
Assets managed by our Investment and Trust Services Department	358,811	351,420	351,505	336,132	336,632
Total assets under management	2,164,564	2,138,222	2,105,845	2,082,594	2,072,813
ASSET QUALITY*
Nonperforming loans to gross loans	0.65%	0.42%	0.53%	0.52%	0.90%
Nonperforming assets to total assets	0.42%	0.32%	0.37%	0.36%	0.56%
ALLL to gross loans	1.37%	1.42%	1.44%	1.46%	1.55%
CAPITAL RATIOS
Shareholders' equity to assets*	10.97%	10.76%	11.05%	10.97%	11.52%
Tier 1 capital to average assets*	8.38%	8.46%	8.45%	8.38%	8.28%
Tier 1 risk-based capital*	13.88%	13.67%	13.75%	13.59%	13.61%
Total risk-based capital*	15.13%	14.92%	15.00%	14.84%	14.86%
* At end of period

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate. Nonaccruing loans, for the purpose of the following computations, are included in the average loan amounts outstanding. FRB and FHLB restricted equity holdings are included in accrued income and other assets.
The following table displays the results for the three month periods ended:

	March 31 2014			December 31 2013			March 31 2013
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$805,812	$9,751	4.84%	$806,749	$10,293	5.10%	$766,741	$10,330	5.39%
Taxable investment securities	353,013	1,998	2.26%	326,717	1,809	2.21%	343,518	1,834	2.14%
Nontaxable investment securities	189,000	2,332	4.94%	178,678	2,214	4.96%	155,668	2,009	5.16%
Trading account securities	524	8	6.11%	741	9	4.86%	1,570	21	5.35%
Other	26,604	153	2.30%	31,341	116	1.48%	30,376	116	1.53%
Total earning assets	1,374,953	14,242	4.14%	1,344,226	14,441	4.30%	1,297,873	14,310	4.41%
NONEARNING ASSETS
ALLL	(11,634)			(11,668)			(12,085)
Cash and demand deposits due from banks	17,690			18,406			18,661
Premises and equipment	26,018			25,956			25,937
Accrued income and other assets	94,704			92,958			101,816
Total assets	$1,501,731			$1,469,878			$1,432,202
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$197,776	41	0.08%	$183,022	40	0.09%	$186,798	41	0.09%
Savings deposits	252,979	94	0.15%	242,141	91	0.15%	241,401	91	0.15%
Time deposits	451,350	1,481	1.31%	450,792	1,571	1.39%	461,537	1,742	1.51%
Borrowed funds	270,010	884	1.31%	270,327	981	1.45%	230,573	947	1.64%
Total interest bearing liabilities	1,172,115	2,500	0.85%	1,146,282	2,683	0.94%	1,120,309	2,821	1.01%
NONINTEREST BEARING LIABILITIES
Demand deposits	155,176			151,526			137,959
Other	9,861			9,114			9,420
Shareholders’ equity	164,579			162,956			164,514
Total liabilities and shareholders’ equity	$1,501,731			$1,469,878			$1,432,202
Net interest income (FTE)		$11,742			$11,758			$11,489
Net yield on interest earning assets (FTE)			3.42%			3.50%			3.54%
Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. Interest income includes loan fees of $476, $761, and $821 for the three month periods ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, AFS securities, and trading securities, thus making year to year comparisons more meaningful.
Volume and Rate Variance Analysis
The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:
Volume—change in volume multiplied by the previous period's rate.
Rate—change in the FTE rate multiplied by the previous period's volume.
The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	Three Months Ended March 31, 2014 Compared to December 31, 2013 Increase (Decrease) Due to			Three Months Ended March 31, 2014 Compared to March 31, 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(12)	$(530)	$(542)	$509	$(1,088)	$(579)
Taxable AFS securities	148	41	189	52	112	164
Nontaxable AFS securities	127	(9)	118	414	(91)	323
Trading securities	(3)	2	(1)	(16)	3	(13)
Other	(20)	57	37	(16)	53	37
Total changes in interest income	240	(439)	(199)	943	(1,011)	(68)
Changes in interest expense
Interest bearing demand deposits	3	(2)	1	2	(2)	—
Savings deposits	4	(1)	3	4	(1)	3
Time deposits	2	(92)	(90)	(38)	(223)	(261)
Borrowed funds	(1)	(96)	(97)	142	(205)	(63)
Total changes in interest expense	8	(191)	(183)	110	(431)	(321)
Net change in interest margin (FTE)	$232	$(248)	$(16)	$833	$(580)	$253
As shown in the following table, we experienced significant downward pressure on our net yield on interest earning assets over the past 12 months. This pressure is a direct result of FRB monetary policy which has reduced yields on interest earning assets more than rates on interest bearing liabilities. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earnings assets has also placed downward pressure on net interest margin yield and net interest income.

	Average Yield / Rate for the Three Month Periods Ended:
	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Total earning assets	4.14%	4.30%	4.31%	4.35%	4.41%
Total interest bearing liabilities	0.85%	0.94%	0.96%	0.99%	1.01%
Net yield on interest earning assets (FTE)	3.42%	3.50%	3.48%	3.50%	3.54%

	Quarter to Date Net Interest Income (FTE)
	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Total interest income (FTE)	$14,242	$14,441	$14,290	$14,225	$14,310
Total interest expense	2,500	2,683	2,736	2,781	2,821
Net interest income (FTE)	$11,742	$11,758	$11,554	$11,444	$11,489

One of the the primary contributors to the decline in the net yield on interest earning assets and net interest income has been a drastic decline in loan fees in the first quarter of 2014. Loan fees have declined as the demand for residential mortgage loans has diminished and the competition for commercial loans remains intense. As shown in the following table, the net yield on interest earning assets and net interest income excluding the impact of loan fees (FTE) has consistently improved since the second quarter of 2013.

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Net interest income (FTE)	$11,742	$11,758	$11,554	$11,444	$11,489
Less loan fees	476	761	738	862	821
Net interest income excluding loan fees (FTE)	$11,266	$10,997	$10,816	$10,582	$10,668
Net yield on interest earning assets excluding loan fees (FTE)	3.28%	3.27%	3.26%	3.23%	3.29%
Despite the challenging current interest rate and competitive loan environments, we anticipate that net interest income and the net yield on interest earning assets (FTE) will modestly increase in future periods as most interest earning assets have already repriced at lower rates while some interest bearing liabilities will likely reprice at lower interest rates in coming periods and loan fees are expected to stabilize.
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
The following table summarizes our charge-off and recovery activity for the three month periods ended March 31:

	2014	2013	Variance
ALLL at beginning of period	$11,500	$11,936	$(436)
Loans charged-off
Commercial and agricultural	223	211	12
Residential real estate	113	190	(77)
Consumer	114	121	(7)
Total loans charged-off	450	522	(72)
Recoveries
Commercial and agricultural	214	57	157
Residential real estate	36	53	(17)
Consumer	42	85	(43)
Total recoveries	292	195	97
Net loans charged-off	158	327	(169)
Provision for loan losses	(242)	300	(542)
ALLL at end of period	$11,100	$11,909	$(809)

The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Total loans charged-off	$450	$497	$602	$719	$522
Total recoveries	292	152	151	295	195
Net loans charged-off	158	345	451	424	327
Net loans charged-off to average loans outstanding	0.02%	0.04%	0.06%	0.05%	0.04%
Provision for loan losses	$(242)	$245	$351	$215	$300
Provision for loan losses to average loans outstanding	(0.03)%	0.03%	0.04%	0.03%	0.04%
ALLL as a% of loans at end of period	1.37%	1.42%	1.44%	1.46%	1.55%
As the level of net loans charged-off continues to decline and credit quality indicators return to pre-recessionary levels, we have reduced the ALLL in both amount and as a percentage of loans. While overall net loans charged-off is likely to approximate current levels, charge-offs on residential real estate loans are anticipated to increase slightly as a percentage of net loans charged-off due to anticipated increased foreclosures as a result of the impact of the CFPB ability to repay rules. For further discussion of the allocation of the ALLL, see “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
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

	Total Past Due and Nonaccrual
	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Commercial and agricultural	$4,986	$3,621	$5,371	$4,962	$8,713
Residential real estate	7,067	7,008	6,339	5,080	4,077
Consumer	113	259	152	104	212
Total	$12,166	$10,888	$11,862	$10,146	$13,002
Total past due and nonaccrual loans to gross loans	1.50%	1.35%	1.47%	1.26%	1.69%
A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of March 31, 2014 or December 31, 2013.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.

The following tables provide a roll-forward of TDRs for the:

	Three Months Ended March 31, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	12	770	2	77	14	847
Principal payments	—	(273)	—	(30)	—	(303)
Loans paid-off	(10)	(718)	—	—	(10)	(718)
Partial charge-off	—	—	—	(18)	—	(18)
Balances charged-off	(1)	(6)	—	—	(1)	(6)
Transfers to OREO	—	—	(2)	(34)	(2)	(34)
Transfers to accrual status	2	57	(2)	(57)	—	—
Transfers to nonaccrual status	(3)	(1,299)	3	1,299	—	—
March 31, 2014	165	$22,954	16	$2,679	181	$25,633

	Three Months Ended March 31, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	8	819	1	98	9	917
Principal payments	—	(265)	—	(37)	—	(302)
Loans paid-off	(3)	(130)	(1)	(200)	(4)	(330)
Partial charge-off	—	(15)	—	(211)	—	(226)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(1)	(12)	(1)	(12)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(1)	(40)	1	40	—	—
March 31, 2013	119	$16,900	19	$2,502	138	$19,402
The following table summarizes our TDRs as of:

	March 31, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$20,459	$2,076	$22,535	$21,690	$1,189	$22,879	$(344)
Past due 30-59 days	1,674	8	1,682	2,158	37	2,195	(513)
Past due 60-89 days	486	—	486	575	—	575	(89)
Past due 90 days or more	335	595	930	—	216	216	714
Total	$22,954	$2,679	$25,633	$24,423	$1,442	$25,865	$(232)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2014			December 31, 2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$10,870	$11,399	$1,580	$10,663	$11,193	$1,585
Commercial other	1,305	1,335	47	1,310	1,340	62
Agricultural real estate	1,455	1,455	29	1,459	1,459	30
Agricultural other	18	138	—	79	199	—
Residential real estate senior liens	11,904	12,455	2,157	12,266	12,841	2,010
Residential real estate junior liens	20	20	4	20	20	4
Consumer secured	61	68	1	68	69	—
Total TDRs	25,633	26,870	3,818	25,865	27,121	3,691
Other impaired loans
Commercial real estate	1,835	2,268	284	1,707	2,193	330
Commercial other	24	105	—	136	217	58
Agricultural real estate	82	82	—	—	—	—
Agricultural other	225	250	—	—	—	—
Residential real estate senior liens	1,212	1,784	179	1,795	2,473	268
Residential real estate junior liens	24	43	6	28	45	5
Home equity lines of credit	169	469	7	193	493	—
Consumer secured	—	—	—	51	79	—
Total other impaired loans	3,571	5,001	476	3,910	5,500	661
Total impaired loans	$29,204	$31,871	$4,294	$29,775	$32,621	$4,352
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2014	December 31 2013
Nonaccrual loans	$4,345	$3,244
Accruing loans past due 90 days or more	893	142
Total nonperforming loans	5,238	3,386
Foreclosed assets	1,126	1,412
Total nonperforming assets	$6,364	$4,798
Nonperforming loans as a % of total loans	0.65%	0.42%
Nonperforming assets as a % of total assets	0.42%	0.32%
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
During the first quarter of 2014, total nonperforming loans increased primarily as a result of three loans (two were accruing loans past due 90 days or more and one was in nonaccrual status), all of which were fully collateralized and closely monitored by management. Included in the increase in accruing loans past due 90 days or more are two loans totaling $625 as of March 31, 2014. We anticipate full payoffs on these loans in the near future.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	March 31 2014	December 31 2013
Commercial and agricultural	$2,024	$833
Residential real estate	654	609
Consumer	1	—
Total	$2,679	$1,442
The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of March 31, 2014 and December 31, 2013. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	March 31, 2014			December 31, 2013
	Outstanding Balance	Specific Allocation		Outstanding Balance	Specific Allocation
Borrower 1	$1,119	$—	[1]	$—	$—
Others not individually significant	3,226			3,244
Total	$4,345			$3,244
1 No specific allocation as the net realizable value of the loan's underlying collateral value exceeded the loan's carrying balance.
Additional disclosures about nonaccrual loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that all loans deemed to be impaired have been identified.
We believe that the level of the ALLL is appropriate as of March 31, 2014 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2014	2013	$	%
Service charges and fees
NSF and overdraft fees	$513	$516	$(3)	(0.58)%
ATM and debit card fees	487	455	32	7.03%
Freddie Mac servicing fee	183	184	(1)	(0.54)%
Service charges on deposit accounts	86	90	(4)	(4.44)%
Net OMSRs income (loss)	91	8	83	N/M
All other	34	28	6	21.43%
Total service charges and fees	1,394	1,281	113	8.82%
Gain on sale of mortgage loans	115	358	(243)	(67.88)%
Earnings on corporate owned life insurance policies	184	169	15	8.88%
Gains (losses) on sale of AFS securities	—	99	(99)	(100.00)%
Other
Trust and brokerage advisory fees	507	410	97	23.66%
Other	49	130	(81)	(62.31)%
Total other	556	540	16	2.96%
Total noninterest income	$2,249	$2,447	$(198)	(8.09)%
Significant changes in noninterest income are detailed below:

•
As customers continue to increase their dependence on ATM and debit cards, we have seen a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of ATM and debit cards increase.

•
Offering rates on residential mortgage loans is the most significant driver behind fluctuations in the gain on sale of mortgage loans and net OMSRs income (loss). As offering rates increase, we typically experience reductions in the gain on sale of mortgage loans. Offsetting these declines are increases in the value of our mortgage servicing portfolio leading to the increase in net OMSRs income. As mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity will likely remain soft, we do not anticipate any significant changes in origination volumes or the gain on sale of mortgage loans.

•
We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several mortgage-backed securities pools in 2013 that made economic sense to sell. Currently we are not planning any significant investment sales during 2014.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We expect this trend to continue.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels in 2014.

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2014	2013	$	%
Compensation and benefits
Employee salaries	$4,042	$3,876	$166	4.28%
Employee benefits	1,444	1,569	(125)	(7.97)%
Total compensation and benefits	5,486	5,445	41	0.75%
Furniture and equipment
Service contracts	620	536	84	15.67%
Depreciation	445	464	(19)	(4.09)%
ATM and debit card fees	188	168	20	11.90%
All other	15	21	(6)	(28.57)%
Total furniture and equipment	1,268	1,189	79	6.64%
Occupancy
Outside services	207	170	37	21.76%
Depreciation	174	161	13	8.07%
Utilities	156	136	20	14.71%
Property taxes	134	135	(1)	(0.74)%
All other	71	63	8	12.70%
Total occupancy	742	665	77	11.58%
Other
Marketing and community relations	243	242	1	0.41%
FDIC insurance premiums	202	272	(70)	(25.74)%
Directors fees	195	199	(4)	(2.01)%
Audit and related fees	138	139	(1)	(0.72)%
Education and travel	121	122	(1)	(0.82)%
Postage and freight	108	99	9	9.09%
Printing and supplies	102	86	16	18.60%
Loan underwriting fees	95	116	(21)	(18.10)%
Consulting fees	91	72	19	26.39%
All other	695	545	150	27.52%
Total other	1,990	1,892	98	5.18%
Total noninterest expenses	$9,486	$9,191	$295	3.21%
Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased as a result of normal merit increases and additional staffing required by our continued growth. The decline in employee benefits is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to increase in future periods as a result of anticipated increases in health care costs.

•
Service contracts have increased during 2014 due to costs related to data lines as well as increases in various other contracts as we continue to expand our on-line services offered to customers. Service contracts are anticipated to approximate current levels for the remainder of 2014.

•
FDIC insurance premiums increased in 2013 as a result of us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums have returned to normalized levels and are anticipated to approximate current levels for the remainder of 2014.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2014	December 31 2013	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$18,667	$41,558	$(22,891)	(55.08)%
Certificates of deposit held in other financial institutions	580	580	—	—
Trading securities	521	525	(4)	(0.76)%
AFS securities
Amortized cost of AFS securities	555,176	517,614	37,562	7.26%
Unrealized Gains (losses) on AFS securities	(32)	(5,552)	5,520	N/M
AFS securities	555,144	512,062	43,082	8.41%
Mortgage loans AFS	489	1,104	(615)	(55.71)%
Loans
Gross loans	808,411	808,037	374	0.05%
Less allowance for loan and lease losses	11,100	11,500	(400)	(3.48)%
Net loans	797,311	796,537	774	0.10%
Premises and equipment	26,009	25,719	290	1.13%
Corporate owned life insurance policies	24,585	24,401	184	0.75%
Accrued interest receivable	6,725	5,442	1,283	23.58%
Equity securities without readily determinable fair values	18,965	18,293	672	3.67%
Goodwill and other intangible assets	46,263	46,311	(48)	(0.10)%
Other assets	18,112	20,605	(2,493)	(12.10)%
TOTAL ASSETS	$1,513,371	$1,493,137	$20,234	1.36%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,065,935	$1,043,766	$22,169	2.12%
Borrowed funds	272,536	279,326	(6,790)	(2.43)%
Accrued interest payable and other liabilities	8,929	9,436	(507)	(5.37)%
Total liabilities	1,347,400	1,332,528	14,872	1.12%
Shareholders’ equity	165,971	160,609	5,362	3.34%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,513,371	$1,493,137	$20,234	1.36%
The following table outlines the changes in loans:

	March 31 2014	December 31 2013	$ Change	% Change (unannualized)
Commercial	$399,702	$392,104	$7,598	1.94%
Agricultural	92,059	92,589	(530)	(0.57)%
Residential real estate	284,586	289,931	(5,345)	(1.84)%
Consumer	32,064	33,413	(1,349)	(4.04)%
Total	$808,411	$808,037	$374	0.05%

The following table displays loan balances as of:

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Commercial	$399,702	$392,104	$388,973	$389,044	$364,350
Agricultural	92,059	92,589	92,927	87,516	81,196
Residential real estate	284,586	289,931	291,825	293,158	288,962
Consumer	32,064	33,413	34,124	33,734	33,014
Total	$808,411	$808,037	$807,849	$803,452	$767,522
While loan balances have increased by almost $41,000 since March 31, 2013, our portfolio has remained essentially unchanged since June 30, 2013. We continue to see declines in residential real estate loans which have been offset by increases in commercial and agricultural loans. This trend is likely to continue as the demand for residential real estate loans is anticipated to remain soft due to continuing uncertainty in the residential real estate markets, increases in interest rates, and the implementation of CFPB underwriting guidelines.
The following table outlines the changes in deposits:

	March 31 2014	December 31 2013	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$158,241	$158,428	$(187)	(0.12)%
Interest bearing demand deposits	194,407	192,089	2,318	1.21%
Savings deposits	261,444	243,237	18,207	7.49%
Certificates of deposit	356,847	362,473	(5,626)	(1.55)%
Brokered certificates of deposit	65,273	56,329	8,944	15.88%
Internet certificates of deposit	29,723	31,210	(1,487)	(4.76)%
Total	$1,065,935	$1,043,766	$22,169	2.12%
The following table displays balances of deposits as of:

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Noninterest bearing demand deposits	$158,241	$158,428	$143,013	$139,942	$137,322
Interest bearing demand deposits	194,407	192,089	186,630	173,184	183,055
Savings deposits	261,444	243,237	245,217	248,098	248,881
Certificates of deposit	356,847	362,473	366,349	368,713	374,280
Brokered certificates of deposit	65,273	56,329	51,410	57,701	53,329
Internet certificates of deposit	29,723	31,210	31,312	33,786	32,893
Total	$1,065,935	$1,043,766	$1,023,931	$1,021,424	$1,029,760
While loan growth since June 30, 2013 has been sluggish, we have enjoyed consistent deposit growth over the same time period. As a result of the current interest rate environment, we continue to see declines in certificates of deposits. However, these declines have been offset by increases in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. We expect this trend to continue for the foreseeable future.

As deposit growth has outpaced loan demand, we continue to deploy deposits into purchases of AFS securities to provide additional interest income. While most of the growth in AFS securities over the past 12 months has been in states and political subdivisions, we anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Government sponsored enterprises	$23,883	$23,745	$24,155	$24,249	$25,491
States and political subdivisions	219,644	201,988	193,786	187,302	192,564
Auction rate money market preferred	2,755	2,577	2,639	2,943	3,091
Preferred stocks	6,053	5,827	6,144	6,559	6,708
Mortgage-backed securities	157,856	144,115	146,393	149,407	163,533
Collateralized mortgage obligations	144,953	133,810	127,940	128,964	129,544
Total	$555,144	$512,062	$501,057	$499,424	$520,931
The following table displays balances of borrowed funds as of:

	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
FHLB advances	$162,000	$162,000	$162,000	$162,000	$152,000
Securities sold under agreements to repurchase without stated maturity dates	94,741	106,025	81,405	71,668	64,122
Securities sold under agreements to repurchase with stated maturity dates	1,195	11,301	16,296	16,292	16,288
Federal funds purchased	14,600	—	6,300	12,500	—
Total	$272,536	$279,326	$266,001	$262,460	$232,410
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 35,814 shares or $850 of common stock during the first three months of 2014, as compared to 37,591 shares or $902 of common stock during the same period in 2013. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $137 and $146 during the three month periods ended March 31, 2014 and 2013, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 37,415 shares or $893 of common stock compared to 20,509 shares for $480 during the first three months of 2014 and 2013, respectively. As of March 31, 2014, we were authorized to repurchase up to an additional 99,981 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the ALLL acquisition intangibles, was 8.38% as of March 31, 2014.
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

	March 31 2014	December 31 2013	Required
Equity Capital	13.88%	13.67%	4.00%
Secondary Capital	1.25%	1.25%	4.00%
Total Capital	15.13%	14.92%	8.00%
Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.

The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At March 31, 2014, the Bank exceeded these minimum capital requirements. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31 2014	December 31 2013
Unfunded commitments under lines of credit	$121,480	$121,959
Commercial and standby letters of credit	4,229	4,169
Commitments to grant loans	14,220	29,096
Total	$139,929	$155,224
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
For further information regarding fair value measurements see “Note 11 – Fair Value” of our notes to the interim condensed consolidated financial statements.

Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $574,912 or 37.99% of assets as of March 31, 2014 as compared to $554,725 or 37.15% as of December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, trading securities, AFS securities, or loans as collateral. As of March 31, 2014, we had available lines of credit of $109,677.
The following table summarizes our sources and uses of cash for the three month periods ended March 31:

	2014	2013	$ Variance
Net cash provided by (used in) operating activities	$2,812	$5,797	$(2,985)
Net cash provided by (used in) investing activities	(39,217)	(13,262)	(25,955)
Net cash provided by (used in) financing activities	13,514	2,225	11,289
Increase (decrease) in cash and cash equivalents	(22,891)	(5,240)	(17,651)
Cash and cash equivalents January 1	41,558	24,920	16,638
Cash and cash equivalents March 31	$18,667	$19,680	$(1,013)
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

Our interest rate sensitivity is estimated by first forecasting the next twelve months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2014, we projected the change in net interest income during the next twelve months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next twelve months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our forecasted net interest income sensitivity to ensure that it remains within established limits.
The following table summarizes our interest rate sensitivity as of:

	March 31, 2014
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.55)%	—	(0.18)%	(0.99)%	(2.16)%	(3.79)%

	December 31, 2013
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.85)%	—	0.25%	(0.28)%	(0.99)%	(2.16)%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2014 and December 31, 2013. The principal amounts of investments, loans, other interest earning assets assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	March 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$922	$480	$100	$—	$—	$—	$1,502	$1,502
Average interest rates	0.25%	1.15%	0.35%	—	—	—	0.52%
Trading securities	$521	$—	$—	$—	$—	$—	$521	$521
Average interest rates	3.32%	—	—	—	—	—	3.32%
AFS securities	$125,595	$75,207	$65,406	$55,800	$40,650	$192,486	$555,144	$555,144
Average interest rates	2.29%	2.38%	2.49%	2.55%	2.44%	2.66%	2.49%
Fixed interest rate loans (1)	$113,066	$98,984	$105,700	$108,492	$76,874	$137,021	$640,137	$639,803
Average interest rates	5.26%	5.09%	4.78%	4.49%	4.39%	4.29%	4.71%
Variable interest rate loans (1)	$65,731	$28,953	$21,378	$12,992	$15,241	$23,979	$168,274	$168,274
Average interest rates	4.41%	4.08%	3.77%	3.41%	3.34%	3.86%	4.02%
Rate sensitive liabilities
Borrowed funds	$130,536	$22,000	$30,000	$40,000	$30,000	$20,000	$272,536	$276,357
Average interest rates	0.28%	0.90%	1.88%	2.46%	2.72%	2.94%	1.29%
Savings and NOW accounts	$40,265	$36,318	$32,642	$29,371	$26,456	$290,799	$455,851	$455,851
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$217,177	$78,846	$57,171	$43,085	$36,158	$18,254	$450,691	$452,828
Average interest rates	0.87%	1.94%	1.81%	1.53%	1.33%	1.64%	1.31%
Variable interest rate certificates of deposit	$746	$406	$—	$—	$—	$—	$1,152	$1,152
Average interest rates	0.04%	0.40%	—	—	—	—	0.17%

	December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$19,903	$480	$—	$—	$—	$—	$20,383	$20,385
Average interest rates	0.25%	1.15%	—	—	—	—	0.27%
Trading securities	$525	$—	$—	$—	$—	$—	$525	$525
Average interest rates	2.77%	—	—	—	—	—	2.77%
AFS securities	$131,892	$73,723	$63,190	$52,078	$37,972	$153,207	$512,062	$512,062
Average interest rates	2.26%	2.23%	2.42%	2.48%	2.48%	2.80%	2.48%
Fixed interest rate loans (1)	$115,183	$94,841	$91,140	$118,479	$85,448	$134,614	$639,705	$639,914
Average interest rates	5.31%	5.17%	4.93%	4.53%	4.33%	4.33%	4.75%
Variable interest rate loans (1)	$69,036	$29,460	$20,332	$14,208	$15,699	$19,597	$168,332	$168,332
Average interest rates	4.76%	3.90%	4.06%	3.36%	3.35%	3.99%	4.19%
Rate sensitive liabilities
Borrowed funds	$126,950	$32,376	$10,000	$30,000	$40,000	$40,000	$279,326	$283,060
Average interest rates	0.43%	0.86%	2.15%	1.95%	2.35%	3.02%	1.35%
Savings and NOW accounts	$47,000	$33,569	$30,200	$27,198	$24,522	$272,837	$435,326	$435,326
Average interest rates	0.19%	0.12%	0.11%	0.11%	0.11%	0.11%	0.12%
Fixed interest rate certificates of deposit	$206,514	$81,038	$58,627	$46,336	$39,214	$17,144	$448,873	$451,664
Average interest rates	0.89%	1.93%	1.95%	1.63%	1.34%	1.66%	1.36%
Variable interest rate certificates of deposit	$764	$375	$—	$—	$—	$—	$1,139	$1,139
Average interest rates	0.04%	0.40%	—	—	—	—	0.16%
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2014, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are not involved in any material legal proceedings. We are involved in ordinary, routine litigation incidental to our business; however, no such routine proceedings are expected to result in any material adverse effect on operations, earnings, financial condition, or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
The following table provides information for the three month period ended March 31, 2014, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, December 31				137,396
January 1 - 31	10,409	$23.83	10,409	126,987
February 1 - 28	13,221	23.75	13,221	113,766
March 1 - 31	13,785	23.79	13,785	99,981
Balance, March 31	37,415	$23.79	37,415	99,981

Item 6. Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	May 8, 2014	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2014	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)