Form 10-Q
period 2014-06-30
ISABELLA BANK CORP
filed 2014-08-08
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,750,559 as of August 6, 2014.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the FRB, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q, or in our other filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income (loss)	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSRs: Originated mortgage servicing rights
ESOP: Employee stock ownership plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTC: Over-the-Counter
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDI Act: Federal Deposit Insurance Act	PBO: Projected benefit obligation
FDIC: Federal Deposit Insurance Corporation	PCAOB: Public Company Accounting Oversight Board
FFIEC: Federal Financial Institutions Examinations Council	Rabbi Trust: A trust established to fund the Directors Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30 2014	December 31 2013
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$26,484	$21,755
Interest bearing balances due from banks	896	19,803
Total cash and cash equivalents	27,380	41,558
Certificates of deposit held in other financial institutions	580	580
Trading securities	—	525
AFS securities (amortized cost of $546,102 in 2014 and $517,614 in 2013)	550,518	512,062
Mortgage loans AFS	340	1,104
Loans
Commercial	407,791	392,104
Agricultural	97,661	92,589
Residential real estate	278,545	289,931
Consumer	32,310	33,413
Gross loans	816,307	808,037
Less allowance for loan and lease losses	10,700	11,500
Net loans	805,607	796,537
Premises and equipment	25,701	25,719
Corporate owned life insurance policies	24,775	24,401
Accrued interest receivable	5,448	5,442
Equity securities without readily determinable fair values	19,303	18,293
Goodwill and other intangible assets	46,216	46,311
Other assets	16,267	20,605
TOTAL ASSETS	$1,522,135	$1,493,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$162,537	$158,428
NOW accounts	186,705	192,089
Certificates of deposit under $100 and other savings	463,497	455,547
Certificates of deposit over $100	248,189	237,702
Total deposits	1,060,928	1,043,766
Borrowed funds	279,457	279,326
Accrued interest payable and other liabilities	10,651	9,436
Total liabilities	1,351,036	1,332,528
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,735,156 shares (including 6,697 shares held in the Rabbi Trust) in 2014 and 7,723,023 shares (including 12,761 shares held in the Rabbi Trust) in 2013	137,945	137,580
Shares to be issued for deferred compensation obligations	3,984	4,148
Retained earnings	28,702	25,222
Accumulated other comprehensive income (loss)	468	(6,341)
Total shareholders’ equity	171,099	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,522,135	$1,493,137
See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest income
Loans, including fees	$9,799	$10,280	$19,550	$20,610
AFS securities
Taxable	1,993	1,798	3,991	3,632
Nontaxable	1,486	1,244	2,943	2,478
Trading securities	1	9	6	23
Federal funds sold and other	112	109	265	225
Total interest income	13,391	13,440	26,755	26,968
Interest expense
Deposits	1,589	1,822	3,205	3,696
Borrowings	879	959	1,763	1,906
Total interest expense	2,468	2,781	4,968	5,602
Net interest income	10,923	10,659	21,787	21,366
Provision for loan losses	(200)	215	(442)	515
Net interest income after provision for loan losses	11,123	10,444	22,229	20,851
Noninterest income
Service charges and fees	1,360	1,445	2,754	2,726
Net gain on sale of mortgage loans	151	249	266	607
Earnings on corporate owned life insurance policies	190	190	374	359
Net gains (losses) on sale of AFS securities	—	—	—	99
Other	733	852	1,289	1,392
Total noninterest income	2,434	2,736	4,683	5,183
Noninterest expenses
Compensation and benefits	5,385	5,236	10,871	10,681
Furniture and equipment	1,219	1,192	2,487	2,381
Occupancy	676	641	1,418	1,306
Other	2,020	2,255	4,010	4,147
Total noninterest expenses	9,300	9,324	18,786	18,515
Income before federal income tax expense	4,257	3,856	8,126	7,519
Federal income tax expense	692	643	1,252	1,219
NET INCOME	$3,565	$3,213	$6,874	$6,300
Earnings per common share
Basic	$0.46	$0.42	$0.89	$0.82
Diluted	$0.45	$0.41	$0.87	$0.80
Cash dividends per common share	$0.22	$0.21	$0.44	$0.42

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$3,565	$3,213	$6,874	$6,300
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	4,448	(11,997)	9,968	(13,958)
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	(99)
Net unrealized gains (losses)	4,448	(11,997)	9,968	(14,057)
Tax effect (1)	(1,420)	3,979	(3,159)	4,902
Other comprehensive income (loss), net of tax	3,028	(8,018)	6,809	(9,155)
Comprehensive income (loss)	$6,593	$(4,805)	$13,683	$(2,855)

(1)	See “Note 12 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Shares Outstanding	Amount	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2013	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489
Comprehensive income (loss)	—	—	—	6,300	(9,155)	(2,855)
Issuance of common stock	77,568	1,900	—	—	—	1,900
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	121	(121)	—	—	—
Share-based payment awards under equity compensation plan	—	—	258	—	—	258
Common stock purchased for deferred compensation obligations	—	(166)	—	—	—	(166)
Common stock repurchased pursuant to publicly announced repurchase plan	(45,825)	(1,114)	—	—	—	(1,114)
Cash dividends ($0.42 per share)	—	—	—	(3,224)	—	(3,224)
Balance, June 30, 2013	7,703,589	$137,321	$3,871	$22,244	$(4,148)	$159,288
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	6,874	6,809	13,683
Issuance of common stock	76,341	1,778	—	—	—	1,778
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	237	—	—	237
Common stock purchased for deferred compensation obligations	—	(166)	—	—	—	(166)
Common stock repurchased pursuant to publicly announced repurchase plan	(70,334)	(1,648)	—	—	—	(1,648)
Cash dividends ($0.44 per share)	—	—	—	(3,394)	—	(3,394)
Balance, June 30, 2014	7,735,156	$137,945	$3,984	$28,702	$468	$171,099

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six Months Ended June 30
	2014	2013
OPERATING ACTIVITIES
Net income	$6,874	$6,300
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(442)	515
Impairment of foreclosed assets	63	92
Depreciation	1,242	1,249
Amortization of OMSRs	139	210
Amortization of acquisition intangibles	95	114
Net amortization of AFS securities	920	1,131
Net (gains) losses on sale of AFS securities	—	(99)
Net unrealized (gains) losses on trading securities	5	18
Net gain on sale of mortgage loans	(266)	(607)
Increase in cash value of corporate owned life insurance policies	(374)	(359)
Share-based payment awards under equity compensation plan	237	258
Origination of loans held-for-sale	(12,878)	(35,014)
Proceeds from loan sales	13,908	38,511
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	520	605
Accrued interest receivable	(6)	(5)
Other assets	(250)	914
Accrued interest payable and other liabilities	1,215	761
Net cash provided by (used in) operating activities	11,002	14,594
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	—	2,655
Activity in AFS securities
Sales	—	9,857
Maturities and calls	32,354	46,780
Purchases	(61,762)	(67,140)
Loan principal (originations) collections, net	(9,551)	(32,185)
Proceeds from sales of foreclosed assets	1,140	1,556
Purchases of premises and equipment	(1,224)	(1,314)
Purchases of corporate owned life insurance policies	—	(1,092)
Proceeds from redemption of corporate owned life insurance policies	—	123
Net cash provided by (used in) investing activities	(39,043)	(40,760)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2014	2013
FINANCING ACTIVITIES
Net increase (decrease) in deposits	17,162	3,757
Increase (decrease) in borrowed funds	131	21,459
Cash dividends paid on common stock	(3,394)	(3,224)
Proceeds from issuance of common stock	1,778	1,900
Common stock repurchased	(1,648)	(1,114)
Common stock purchased for deferred compensation obligations	(166)	(166)
Net cash provided by (used in) financing activities	13,863	22,612
Increase (decrease) in cash and cash equivalents	(14,178)	(3,554)
Cash and cash equivalents at beginning of period	41,558	24,920
Cash and cash equivalents at end of period	$27,380	$21,366
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,074	$5,667
Federal income taxes paid	715	702
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$923	$735

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Note 2 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan.
Earnings per common share have been computed based on the following:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Average number of common shares outstanding for basic calculation	7,722,367	7,701,042	7,721,814	7,689,092
Average potential effect of common shares in the Directors Plan (1)	168,715	168,323	170,984	166,800
Average number of common shares outstanding used to calculate diluted earnings per common share	7,891,082	7,869,365	7,892,798	7,855,892
Net income	$3,565	$3,213	$6,874	$6,300
Earnings per common share
Basic	$0.46	$0.42	$0.89	$0.82
Diluted	$0.45	$0.41	$0.87	$0.80

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Pending Accounting Standards Updates
ASU No. 2014-01: “Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force)”
In January 2014, ASU No. 2014-01 amended ASC Topic 323, “Investments" to allow investors in low income housing tax credits to use the proportional amortization method if the following criteria are met:

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
ASU No. 2014-04: “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”
In January 2014, ASU No. 2014-04 amended ASC Topic 310, “Receivables” to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on our operations.
ASU No. 2014-11: “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”
In June 2014, ASU No. 2014-11 amended ASC Topic 860, “Transfers and Servicing” to address concerns that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. The update changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to impact our financial statement disclosures.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,706	$5	$607	$24,104
States and political subdivisions	208,564	6,962	1,316	214,210
Auction rate money market preferred	3,200	—	333	2,867
Preferred stocks	6,800	6	592	6,214
Mortgage-backed securities	162,949	1,732	1,689	162,992
Collateralized mortgage obligations	139,883	1,652	1,404	140,131
Total	$546,102	$10,357	$5,941	$550,518

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,860	$7	$1,122	$23,745
States and political subdivisions	200,323	5,212	3,547	201,988
Auction rate money market preferred	3,200	—	623	2,577
Preferred stocks	6,800	20	993	5,827
Mortgage-backed securities	147,292	657	3,834	144,115
Collateralized mortgage obligations	135,139	1,016	2,345	133,810
Total	$517,614	$6,912	$12,464	$512,062

The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2014 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$9,068	$15,638	$—	$—	$24,706
States and political subdivisions	10,714	49,186	99,791	48,873	—	208,564
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	162,949	162,949
Collateralized mortgage obligations	—	—	—	—	139,883	139,883
Total amortized cost	$10,714	$58,254	$115,429	$48,873	$312,832	$546,102
Fair value	$10,812	$60,195	$118,057	$49,250	$312,204	$550,518
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
A summary of the sales activity of AFS securities was as follows for the three and six month periods ended:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Proceeds from sales of AFS securities	$—	$—	$—	$9,857
Gross realized gains (losses)	$—	$—	$—	$99
Applicable income tax expense (benefit)	$—	$—	$—	$34
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at June 30, 2014 and December 31, 2013, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$607	$23,389	$607
States and political subdivisions	259	15,190	1,057	27,852	1,316
Auction rate money market preferred	—	—	333	2,167	333
Preferred stocks	—	—	592	3,208	592
Mortgage-backed securities	17	9,268	1,672	65,346	1,689
Collateralized mortgage obligations	82	23,739	1,322	42,518	1,404
Total	$358	$48,197	$5,583	$164,480	$5,941
Number of securities in an unrealized loss position:		123		116	239

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1,122	$22,873	$—	$—	$1,122
States and political subdivisions	2,566	42,593	981	6,115	3,547
Auction rate money market preferred	—	—	623	2,577	623
Preferred stocks	—	—	993	2,807	993
Mortgage-backed securities	2,424	101,816	1,410	21,662	3,834
Collateralized mortgage obligations	2,345	84,478	—	—	2,345
Total	$8,457	$251,760	$4,007	$33,161	$12,464
Number of securities in an unrealized loss position:		182		19	201
As of June 30, 2014 and December 31, 2013, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of June 30, 2014, or December 31, 2013.
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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, and any deferred fees or costs. Interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the level yield method.
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

Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and states and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of credit exposure to any one borrower to $15,000. Borrowers with credit needs of more than $15,000 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans generally require loan-to-value limits of less than 80%. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports as deemed necessary.
We offer adjustable rate mortgages, construction loans, and fixed rate residential real estate loans which typically have amortization periods up to a maximum of 30 years. Fixed rate residential real estate loans with an amortization of greater than 15 years are generally sold upon origination to Freddie Mac. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in our portfolio or sold upon origination. We consider the direction of interest rates, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell these loans to Freddie Mac.
Our lending policies generally limit the maximum loan-to-value ratio on residential real estate loans to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers and reviewed internally. All mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $500 require the approval of our Internal Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
Consumer loans include secured and unsecured personal loans. Loans are amortized for a period of up to 12 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2014	$4,814	$425	$4,727	$630	$504	$11,100
Loans charged-off	(79)	—	(264)	(68)	—	(411)
Recoveries	92	—	86	33	—	211
Provision for loan losses	185	(206)	(568)	207	182	(200)
June 30, 2014	$5,012	$219	$3,981	$802	$686	$10,700

	Allowance for Loan Losses
	Six Months Ended June 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Loans charged-off	(271)	(31)	(377)	(182)	—	(861)
Recoveries	306	—	122	75	—	503
Provision for loan losses	(1,071)	(184)	391	270	152	(442)
June 30, 2014	$5,012	$219	$3,981	$802	$686	$10,700

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,633	$36	$2,270	$1	$—	$3,940
Collectively evaluated for impairment	3,379	183	1,711	801	686	6,760
Total	$5,012	$219	$3,981	$802	$686	$10,700
Loans
Individually evaluated for impairment	$13,164	$1,583	$12,906	$74		$27,727
Collectively evaluated for impairment	394,627	96,078	265,639	32,236		788,580
Total	$407,791	$97,661	$278,545	$32,310		$816,307

	Allowance for Loan Losses
	Three Months Ended June 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2013	$6,897	$321	$3,634	$732	$325	$11,909
Loans charged-off	(234)	—	(397)	(88)	—	(719)
Recoveries	166	—	61	68	—	295
Provision for loan losses	(357)	14	378	(65)	245	215
June 30, 2013	$6,472	$335	$3,676	$647	$570	$11,700

	Allowance for Loan Losses
	Six Months Ended June 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(445)	—	(587)	(209)	—	(1,241)
Recoveries	223	—	114	153	—	490
Provision for loan losses	(168)	(72)	522	37	196	515
June 30, 2013	$6,472	$335	$3,676	$647	$570	$11,700

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,035	$30	$2,287	$—	$—	$4,352
Collectively evaluated for impairment	4,013	404	1,558	639	534	7,148
Total	$6,048	$434	$3,845	$639	$534	$11,500
Loans
Individually evaluated for impairment	$13,816	$1,538	$14,302	$119		$29,775
Collectively evaluated for impairment	378,288	91,051	275,629	33,294		778,262
Total	$392,104	$92,589	$289,931	$33,413		$808,037
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit ratings as of:

	June 30, 2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$15,038	$16,364	$31,402	$5,619	$3,817	$9,436
3 - High satisfactory	92,014	48,135	140,149	25,840	12,843	38,683
4 - Low satisfactory	166,155	42,561	208,716	29,461	15,804	45,265
5 - Special mention	9,816	1,153	10,969	1,810	318	2,128
6 - Substandard	13,557	145	13,702	1,848	186	2,034
7 - Vulnerable	2,605	234	2,839	115	—	115
8 - Doubtful	—	14	14	—	—	—
Total	$299,185	$108,606	$407,791	$64,693	$32,968	$97,661

	December 31, 2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$18,671	$14,461	$33,132	$3,527	$3,235	$6,762
3 - High satisfactory	91,323	39,403	130,726	26,015	17,000	43,015
4 - Low satisfactory	149,921	43,809	193,730	26,874	10,902	37,776
5 - Special mention	13,747	1,843	15,590	1,609	922	2,531
6 - Substandard	16,974	473	17,447	1,232	1,273	2,505
7 - Vulnerable	1,041	238	1,279	—	—	—
8 - Doubtful	183	17	200	—	—	—
Total	$291,860	$100,244	$392,104	$59,257	$33,332	$92,589
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$857	$332	$—	$2,605	$3,794	$295,391	$299,185
Commercial other	257	13	28	234	532	108,074	108,606
Total commercial	1,114	345	28	2,839	4,326	403,465	407,791
Agricultural
Agricultural real estate	208	—	—	115	323	64,370	64,693
Agricultural other	312	84	—	—	396	32,572	32,968
Total agricultural	520	84	—	115	719	96,942	97,661
Residential real estate
Senior liens	1,558	766	91	1,239	3,654	222,355	226,009
Junior liens	311	18	—	23	352	11,984	12,336
Home equity lines of credit	246	—	—	361	607	39,593	40,200
Total residential real estate	2,115	784	91	1,623	4,613	273,932	278,545
Consumer
Secured	46	—	—	10	56	27,827	27,883
Unsecured	38	4	—	—	42	4,385	4,427
Total consumer	84	4	—	10	98	32,212	32,310
Total	$3,833	$1,217	$119	$4,587	$9,756	$806,551	$816,307

	December 31, 2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,226	$296	$—	$1,136	$2,658	$289,202	$291,860
Commercial other	368	15	13	238	634	99,610	100,244
Total commercial	1,594	311	13	1,374	3,292	388,812	392,104
Agricultural
Agricultural real estate	34	295	—	—	329	58,928	59,257
Agricultural other	—	—	—	—	—	33,332	33,332
Total agricultural	34	295	—	—	329	92,260	92,589
Residential real estate
Senior liens	3,441	986	129	1,765	6,321	229,865	236,186
Junior liens	408	44	—	29	481	13,074	13,555
Home equity lines of credit	181	—	—	25	206	39,984	40,190
Total residential real estate	4,030	1,030	129	1,819	7,008	282,923	289,931
Consumer
Secured	167	11	—	50	228	28,444	28,672
Unsecured	25	5	—	1	31	4,710	4,741
Total consumer	192	16	—	51	259	33,154	33,413
Total	$5,850	$1,652	$142	$3,244	$10,888	$797,149	$808,037
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of:

	June 30, 2014			December 31, 2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,512	$6,720	$1,621	$6,748	$6,888	$1,915
Commercial other	629	848	12	521	521	120
Agricultural real estate	204	204	36	90	90	30
Residential real estate senior liens	12,454	13,727	2,242	14,061	15,315	2,278
Residential real estate junior liens	92	102	19	48	64	9
Home equity lines of credit	360	660	9	—	—	—
Consumer secured	64	64	1	—	—	—
Total impaired loans with a valuation allowance	20,315	22,325	3,940	21,468	22,878	4,352
Impaired loans without a valuation allowance
Commercial real estate	5,708	6,326		5,622	6,499
Commercial other	315	356		925	1,035
Agricultural real estate	1,361	1,361		1,370	1,370
Agricultural other	18	138		78	198
Home equity lines of credit	—	—		193	493
Consumer secured	10	10		119	148
Total impaired loans without a valuation allowance	7,412	8,191		8,307	9,743
Impaired loans
Commercial	13,164	14,250	1,633	13,816	14,943	2,035
Agricultural	1,583	1,703	36	1,538	1,658	30
Residential real estate	12,906	14,489	2,270	14,302	15,872	2,287
Consumer	74	74	1	119	148	—
Total impaired loans	$27,727	$30,516	$3,940	$29,775	$32,621	$4,352

The following is a summary of information pertaining to impaired loans for the three and six month periods ended:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,644	$91	$6,701	$185
Commercial other	852	11	825	29
Agricultural real estate	147	(1)	118	—
Agricultural other	—	—	—	—
Residential real estate senior liens	12,786	126	13,188	264
Residential real estate junior liens	68	1	57	1
Home equity lines of credit	265	10	175	11
Consumer secured	63	1	77	2
Total impaired loans with a valuation allowance	20,825	239	21,141	492
Impaired loans without a valuation allowance
Commercial real estate	5,819	91	5,797	193
Commercial other	286	1	438	7
Agricultural real estate	1,405	21	1,407	37
Agricultural other	131	—	146	28
Home equity lines of credit	—	—	48	—
Consumer secured	5	—	3	—
Total impaired loans without a valuation allowance	7,646	113	7,839	265
Impaired loans
Commercial	13,601	194	13,761	414
Agricultural	1,683	20	1,671	65
Residential real estate	13,119	137	13,468	276
Consumer	68	1	80	2
Total impaired loans	$28,471	$352	$28,980	$757

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,990	$102	$8,084	$221
Commercial other	764	37	932	38
Agricultural real estate	91	1	124	4
Agricultural other	—	—	105	—
Residential real estate senior liens	10,466	110	10,460	209
Residential real estate junior liens	85	1	85	1
Home equity lines of credit	—	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	19,396	251	19,790	473
Impaired loans without a valuation allowance
Commercial real estate	3,954	85	3,790	158
Commercial other	1,020	19	1,126	59
Agricultural real estate	133	2	67	2
Agricultural other	458	(11)	423	(4)
Home equity lines of credit	179	5	181	9
Consumer secured	63	1	68	2
Total impaired loans without a valuation allowance	5,807	101	5,655	226
Impaired loans
Commercial	13,728	243	13,932	476
Agricultural	682	(8)	719	2
Residential real estate	10,730	116	10,726	219
Consumer	63	1	68	2
Total impaired loans	$25,203	$352	$25,445	$699
As of June 30, 2014 and December 31, 2013, we had committed to advance $36 and $134, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for debt with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, we consider if:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$8	$8	5	$363	$363
Agricultural other	—	—	—	—	—	—
Residential real estate
Senior liens	3	170	170	12	661	661
Junior liens	1	41	41	1	41	41
Home equity lines of credit	1	160	160	1	160	160
Total residential real estate	5	371	371	14	862	862
Consumer unsecured	2	8	8	3	8	8
Total	8	$387	$387	22	$1,233	$1,233

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	7	$3,153	$2,957	7	$3,153	$2,957
Agricultural other	—	—	—	1	134	134
Residential real estate
Senior liens	7	635	635	15	1,435	1,418
Junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Total residential real estate	7	635	635	15	1,435	1,418
Consumer unsecured	—	—	—	—	—	—
Total	14	$3,788	$3,592	23	$4,722	$4,509
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$8	4	$355	1	$8
Agricultural other	—	—	—	—	—	—	—	—
Residential real estate
Senior liens	1	48	2	122	3	98	9	563
Junior liens	—	—	1	41	—	—	1	41
Home equity lines of credit	1	160	—	—	1	160	—	—
Total residential real estate	2	208	3	163	4	258	10	604
Consumer unsecured	1	5	1	3	2	5	1	3
Total	3	$213	5	$174	10	$618	12	$615

	Three Months Ended June 30, 2013				Six Months Ended June 30, 2013
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$1,357	4	$1,796	3	$1,357	4	$1,796
Agricultural other	—	—	—	—	1	134	—	—
Residential real estate
Senior liens	4	414	3	221	7	625	8	810
Junior liens	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Total residential real estate	4	414	3	221	7	625	8	810
Consumer unsecured	—	—	—	—	—	—	—	—
Total	7	$1,771	7	$2,017	11	$2,116	12	$2,606
We did not restructure any loans by forgiving principal or accrued interest in the three and six month periods ended June 30, 2014 or 2013.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six month periods ended June 30, 2014 or 2013, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	June 30, 2014	December 31, 2013
TDRs	$24,192	$25,865
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2014	December 31 2013
FHLB Stock	$9,100	$8,100
Corporate Settlement Solutions, LLC	6,983	6,970
FRB Stock	1,879	1,879
Valley Financial Corporation	1,000	1,000
Other	341	344
Total	$19,303	$18,293

Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30 2014		December 31 2013
	Amount	Rate	Amount	Rate
FHLB advances	$182,000	1.84%	$162,000	2.02%
Securities sold under agreements to repurchase without stated maturity dates	87,058	0.13%	106,025	0.13%
Securities sold under agreements to repurchase with stated maturity dates	1,199	4.27%	11,301	3.30%
Federal funds purchased	9,200	0.39%	—	—
Total	$279,457	1.27%	$279,326	1.35%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans and certain mortgage-backed securities and collateralized mortgage obligations. FHLB advances are also secured by our holdings of FHLB stock.
The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	June 30 2014		December 31 2013
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$10,000	0.48%	$10,000	0.48%
Variable rate advances due 2014	20,000	0.42%	—	—
Fixed rate advances due 2015	32,000	0.84%	32,000	0.84%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	30,000	1.95%
Fixed rate advances due 2018	40,000	2.35%	40,000	2.35%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.11%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2023	10,000	3.90%	10,000	3.90%
Total	$182,000	1.84%	$162,000	2.02%
Securities sold under agreements to repurchase are classified as secured borrowings. Securities sold under agreements to repurchase without stated maturity dates generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $144,683 and $148,930 at June 30, 2014 and December 31, 2013, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates as of:

	June 30 2014		December 31 2013
	Amount	Rate	Amount	Rate
Repurchase agreements due 2014	$767	4.84%	$10,876	3.30%
Repurchase agreements due 2015	432	3.25%	425	3.25%
Total	$1,199	4.27%	$11,301	3.30%

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances borrowings for the three and six month periods ended:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$90,813	$90,484	0.13%	$71,668	$69,692	0.15%
Federal funds purchased	16,500	6,849	0.48%	13,700	6,022	0.57%

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$94,741	$92,412	0.13%	$71,668	$65,363	0.15%
Federal funds purchased	16,500	6,305	0.47%	13,700	3,646	0.56%
We had pledged trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at:

	June 30 2014	December 31 2013
Pledged to secure borrowed funds	$295,175	$320,173
Pledged to secure repurchase agreements	144,683	148,930
Pledged for public deposits and for other purposes necessary or required by law	18,446	20,922
Total	$458,304	$490,025
As of June 30, 2014, we had the ability to borrow up to an additional $84,668, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Marketing and community relations	$211	$432	$454	$674
FDIC insurance premiums	221	273	423	545
Directors fees	183	205	378	404
Audit and related fees	182	162	320	301
Education and travel	143	116	264	238
Postage and freight	90	94	198	193
Printing and supplies	87	99	189	185
Loan underwriting fees	92	123	187	239
Consulting fees	76	83	167	155
All other	735	668	1,430	1,213
Total other	$2,020	$2,255	$4,010	$4,147

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Income taxes at 34% statutory rate	$1,448	$1,311	$2,763	$2,556
Effect of nontaxable income
Interest income on tax exempt municipal securities	(503)	(424)	(997)	(845)
Earnings on corporate owned life insurance policies	(64)	(65)	(127)	(122)
Effect of tax credits	(191)	(196)	(388)	(397)
Other	(43)	(26)	(77)	(52)
Total effect of nontaxable income	(801)	(711)	(1,589)	(1,416)
Effect of nondeductible expenses	45	43	78	79
Federal income tax expense	$692	$643	$1,252	$1,219
Note 10 – Defined Benefit Pension Plan
We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. As a result of the curtailment, future salary increases are no longer considered (the projected benefit obligation is equal to the accumulated benefit obligation), and plan benefits are based on years of service and the individual employee’s five highest consecutive years of compensation out of the last ten years of service through March 1, 2007. We do not anticipate any contributions to the plan in 2014. We contributed the following to the plan during the three and six month periods ended:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Plan Contributions	$—	$—	$—	$215
Following are the components of net periodic benefit cost for the:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Interest cost on benefit obligation	$121	$112	$243	$225
Expected return on plan assets	(154)	(144)	(308)	(287)
Amortization of unrecognized actuarial net loss	43	82	85	165
Net periodic benefit cost	$10	$50	$20	$103
Note 11 – Fair Value
Following is a description of the valuation methodologies, key inputs, and an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.
Cash and cash equivalents: The carrying amounts of cash and demand deposits due from banks and interest bearing balances due from banks approximate fair values. As such, we classify cash and cash equivalents as Level 1.
Certificates of deposit held in other financial institutions: Certificates of deposit held in other financial institutions include certificates of deposit and other short term interest bearing balances that mature within 3 years. Fair value is determined using prices for similar assets with similar characteristics. As such, we classify certificates of deposits held in other financial institutions as Level 2.
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
We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
We review the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, we utilize independent appraisals, broker price opinions, or internal evaluations. We review these valuations to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to carry and sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. We use these valuations to determine if any specific reserves or charge-offs are necessary. We may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.
The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	30% - 40%
Discounted appraisal value	$13,352	Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50% - 75%
		Liquor license	75%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,902	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	June 30, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,132	Real Estate	20% - 30%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,412	Real Estate	20% - 30%
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
Deposits: The fair value of demand, savings, and money market deposits are, by definition, equal their carrying amounts and are classified as Level 1. Fair values for variable rate certificates of deposit approximate their carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. As such, fixed rate certificates of deposit are classified as Level 2.
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis on our consolidated balance sheets are as follows as of:

	June 30, 2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$27,380	$27,380	$27,380	$—	$—
Certificates of deposit held in other financial institutions	580	580	—	580	—
Mortgage loans AFS	340	357	—	357	—
Total loans	816,307	802,848	—	—	802,848
Less allowance for loan and lease losses	10,700	10,700	—	—	10,700
Net loans	805,607	792,148	—	—	792,148
Accrued interest receivable	5,448	5,448	5,448	—	—
Equity securities without readily determinable fair values (1)	19,303	19,303	—	—	—
OMSRs	2,618	2,703	—	2,703	—
LIABILITIES
Deposits without stated maturities	609,280	609,280	609,280	—	—
Deposits with stated maturities	451,648	453,458	—	453,458	—
Borrowed funds	279,457	263,604	—	263,604	—
Accrued interest payable	527	527	527	—	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$41,558	$41,558	$41,558	$—	$—
Certificates of deposit held in other financial institutions	580	582	—	582	—
Mortgage loans AFS	1,104	1,123	—	1,123	—
Total loans	808,037	808,246	—	—	808,246
Less allowance for loan and lease losses	11,500	11,500	—	—	11,500
Net loans	796,537	796,746	—	—	796,746
Accrued interest receivable	5,442	5,442	5,442	—	—
Equity securities without readily determinable fair values (1)	18,293	18,293	—	—	—
OMSRs	2,555	2,667	—	2,667	—
LIABILITIES
Deposits without stated maturities	593,754	593,754	593,754	—	—
Deposits with stated maturities	450,012	452,803	—	452,803	—
Borrowed funds	279,326	283,060	—	283,060	—
Accrued interest payable	633	633	633	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2014				December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$—	$—	$—	$—	$525	$—	$525	$—
AFS securities
Government-sponsored enterprises	24,104	—	24,104	—	23,745	—	23,745	—
States and political subdivisions	214,210	—	214,210	—	201,988	—	201,988	—
Auction rate money market preferred	2,867	—	2,867	—	2,577	—	2,577	—
Preferred stocks	6,214	6,214	—	—	5,827	5,827	—	—
Mortgage-backed securities	162,992	—	162,992	—	144,115	—	144,115	—
Collateralized mortgage obligations	140,131	—	140,131	—	133,810	—	133,810	—
Total AFS securities	550,518	6,214	544,304	—	512,062	5,827	506,235	—
Nonrecurring items
Impaired loans (net of the ALLL)	13,352	—	—	13,352	13,902	—	—	13,902
Foreclosed assets	1,132	—	—	1,132	1,412	—	—	1,412
Total	$565,002	$6,214	$544,304	$14,484	$527,901	$5,827	$506,760	$15,314
Percent of assets and liabilities measured at fair value		1.10%	96.34%	2.56%		1.10%	96.00%	2.90%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the:

	Three Months Ended June 30
	2014			2013
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(1)	$—	$(1)	$(8)	$—	$(8)
Nonrecurring items
Foreclosed assets	—	(20)	(20)	—	(68)	(68)
Total	$(1)	$(20)	$(21)	$(8)	$(68)	$(76)

	Six Months Ended June 30
	2014			2013
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(5)	$—	$(5)	$(18)	$—	$(18)
Nonrecurring items
Foreclosed assets	—	(63)	(63)	—	(92)	(92)
Total	$(5)	$(63)	$(68)	$(18)	$(92)	$(110)

Note 12 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2014			2013
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, April 1	$(426)	$(2,134)	$(2,560)	$7,541	$(3,671)	$3,870
OCI before reclassifications	4,448	—	4,448	(11,997)	—	(11,997)
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	4,448	—	4,448	(11,997)	—	(11,997)
Tax effect	(1,420)	—	(1,420)	3,979	—	3,979
OCI, net of tax	3,028	—	3,028	(8,018)	—	(8,018)
Balance, June 30	$2,602	$(2,134)	$468	$(477)	$(3,671)	$(4,148)

	Six Months Ended June 30
	2014			2013
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(4,207)	$(2,134)	$(6,341)	$8,678	$(3,671)	$5,007
OCI before reclassifications	9,968	—	9,968	(13,958)	—	(13,958)
Amounts reclassified from AOCI	—	—	—	(99)	—	(99)
Subtotal	9,968	—	9,968	(14,057)	—	(14,057)
Tax effect	(3,159)	—	(3,159)	4,902	—	4,902
OCI, net of tax	6,809	—	6,809	(9,155)	—	(9,155)
Balance, June 30	$2,602	$(2,134)	$468	$(477)	$(3,671)	$(4,148)
Included in OCI for the three and six month periods ended June 30, 2014 and 2013 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2014			2013
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$298	$4,150	$4,448	$(363)	$(11,634)	$(11,997)
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	298	4,150	4,448	(363)	(11,634)	(11,997)
Tax effect	—	(1,420)	(1,420)	—	3,979	3,979
Unrealized gains (losses), net of tax	$298	$2,730	$3,028	$(363)	$(7,655)	$(8,018)

	Six Months Ended June 30
	2014			2013
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$298	$9,670	$9,968	$295	$(14,253)	$(13,958)
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	(99)	(99)
Net unrealized gains (losses)	298	9,670	9,968	295	(14,352)	(14,057)
Tax effect	—	(3,159)	(3,159)	—	4,902	4,902
Unrealized gains (losses), net of tax	$298	$6,511	$6,809	$295	$(9,450)	$(9,155)
The following table details reclassification adjustments and the related affected line items on our interim condensed consolidated statements of income for the noted periods:

Details about AOCI components	Amount Reclassified from AOCI				Affected Line Item in the Interim Condensed Consolidated Statements of Income
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Unrealized holding gains (losses) on AFS securities
	$—	$—	$—	$99	Net gains (losses) on sale of AFS securities
	—	—	—	99	Income before federal income tax expense
	—	—	—	34	Federal income tax expense
	$—	$—	$—	$65	Net income

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2014	December 31 2013
ASSETS
Cash on deposit at the Bank	$961	$529
AFS securities	3,522	3,542
Investments in subsidiaries	121,714	110,192
Premises and equipment	1,954	2,013
Other assets	54,274	54,223
TOTAL ASSETS	$182,425	$170,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$11,326	$9,890
Shareholders' equity	171,099	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$182,425	$170,499
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Income
Dividends from subsidiaries	$1,500	$1,500	$3,000	$3,000
Interest income	39	41	78	84
Management fee and other	722	559	1,228	1,067
Total income	2,261	2,100	4,306	4,151
Expenses
Compensation and benefits	772	669	1,604	1,381
Occupancy and equipment	107	119	221	230
Audit and related fees	98	93	169	158
Other	298	297	566	501
Total expenses	1,275	1,178	2,560	2,270
Income before income tax benefit and equity in undistributed earnings of subsidiaries	986	922	1,746	1,881
Federal income tax benefit	178	199	432	388
Income before equity in undistributed earnings of subsidiaries	1,164	1,121	2,178	2,269
Undistributed earnings of subsidiaries	2,401	2,092	4,696	4,031
Net income	$3,565	$3,213	$6,874	$6,300

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2014	2013
Operating activities
Net income	$6,874	$6,300
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,696)	(4,031)
Undistributed earnings of equity securities without readily determinable fair values	(10)	125
Share-based payment awards	237	258
Depreciation	65	77
Net amortization of AFS securities	2	1
Changes in operating assets and liabilities which provided (used) cash
Other assets	(40)	(26)
Accrued interest and other liabilities	836	211
Net cash provided by (used in) operating activities	3,268	2,915
Investing activities
Maturities, calls, and sales of AFS securities	—	395
Purchases of premises and equipment	(6)	(127)
Advances to subsidiaries, net of repayments	—	101
Net cash provided by (used in) investing activities	(6)	369
Financing activities
Net increase (decrease) in borrowed funds	600	(200)
Cash dividends paid on common stock	(3,394)	(3,224)
Proceeds from the issuance of common stock	1,778	1,900
Common stock repurchased	(1,648)	(1,114)
Common stock purchased for deferred compensation obligations	(166)	(166)
Net cash provided by (used in) financing activities	(2,830)	(2,804)
Increase (decrease) in cash and cash equivalents	432	480
Cash and cash equivalents at beginning of period	529	332
Cash and cash equivalents at end of period	$961	$812
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2014 and 2013 and each of the three and six month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the three and six month periods ended June 30, 2014 and 2013. This analysis should be read in conjunction with our 2013 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six month periods ended June 30, 2014, we reported record net income of $3,565 and $6,874, respectively. In addition to record net income, we also posted record earnings per common share of $0.46 and $0.89 in the three and six month periods ended June 30, 2014, respectively.
The primary driver for the increase in net income was a continued improvement in various credit quality indicators. These improvements continue to drive declines in the level of the ALLL in both amount and as a percentage of gross loans, resulting in a reversal of provision for loan losses of $442 for the six month period ended June 30, 2014. Net loans charged-off during the first six months of 2014 were $358 as compared to $751 in the first six months of 2013. Additionally, we continue to see reductions in loans classified as less than satisfactory. While we experienced reductions in net loans charged-off and in the level of loans classified as less than satisfactory, nonperforming loans have increased since December 31, 2013. This increase was primarily the result of two loans, which are well collateralized and closely monitored by management.
While competition for high quality commercial loans continues to be intense, we were able to grow our commercial loan portfolio in the first six months of 2014 by $15,687 without relaxing our underwriting standards. This growth was partially offset by declines in both residential real estate loans of $11,386 and consumer loans of $1,103, resulting in a net increase in total loans of $8,270 for the period. The lack of demand for residential real estate loans continues to result in noticeable declines in loan fees and the gain on sale of mortgage loans.
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

Results of Operations

The following table outlines our quarterly results of operations and provides certain performance measures as of, and for the three month periods ended:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
INCOME STATEMENT DATA
Interest income	$13,391	$13,364	$13,603	$13,505	$13,440
Interest expense	2,468	2,500	2,683	2,736	2,781
Net interest income	10,923	10,864	10,920	10,769	10,659
Provision for loan losses	(200)	(242)	245	351	215
Noninterest income	2,434	2,249	2,130	2,862	2,736
Noninterest expenses	9,300	9,486	9,578	9,320	9,324
Federal income tax expense	692	560	303	674	643
Net Income	$3,565	$3,309	$2,924	$3,286	$3,213
PER SHARE
Basic earnings	$0.46	$0.43	$0.38	$0.43	$0.42
Diluted earnings	$0.45	$0.42	$0.37	$0.42	$0.41
Dividends	$0.22	$0.22	$0.21	$0.21	$0.21
Tangible book value*	$16.08	$15.82	$15.62	$15.43	$15.19
Market value
High	$23.50	$23.94	$24.84	$25.50	$26.00
Low	$22.52	$22.25	$21.12	$23.40	$24.75
Close*	$22.95	$23.00	$23.85	$24.85	$24.75
Common shares outstanding*	7,735,156	7,727,547	7,723,023	7,709,781	7,703,589
PERFORMANCE RATIOS (annualized)
Return on average total assets	0.95%	0.88%	0.80%	0.91%	0.89%
Return on average shareholders' equity	8.43%	8.04%	7.18%	8.27%	7.76%
Return on average tangible shareholders' equity	11.59%	10.92%	9.78%	11.16%	11.10%
Net interest margin yield (FTE)	3.43%	3.42%	3.50%	3.48%	3.50%
BALANCE SHEET DATA*
Gross loans	$816,307	$808,411	$808,037	$807,849	$803,452
AFS securities	$550,518	$555,144	$512,062	$501,057	$499,424
Total assets	$1,522,135	$1,513,371	$1,493,137	$1,459,341	$1,451,415
Deposits	$1,060,928	$1,065,935	$1,043,766	$1,023,931	$1,021,424
Borrowed funds	$279,457	$272,536	$279,326	$266,001	$262,460
Shareholders' equity	$171,099	$165,971	$160,609	$161,305	$159,288
Gross loans to deposits	76.94%	75.84%	77.42%	78.90%	78.66%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$290,590	$292,382	$293,665	$294,999	$295,047
Assets managed by our Investment and Trust Services Department	$374,092	$358,811	$351,420	$351,505	$336,132
Total assets under management	$2,186,817	$2,164,564	$2,138,222	$2,105,845	$2,082,594
ASSET QUALITY*
Nonperforming loans to gross loans	0.58%	0.65%	0.42%	0.53%	0.52%
Nonperforming assets to total assets	0.38%	0.42%	0.32%	0.37%	0.36%
ALLL to gross loans	1.31%	1.37%	1.42%	1.44%	1.46%
CAPITAL RATIOS*
Shareholders' equity to assets	11.24%	10.97%	10.76%	11.05%	10.97%
Tier 1 capital to average assets	8.50%	8.38%	8.46%	8.45%	8.38%
Tier 1 risk-based capital	13.84%	13.88%	13.67%	13.75%	13.59%
Total risk-based capital	15.09%	15.13%	14.92%	15.00%	14.84%
* At end of period

The following table outlines our quarterly results of operations and provides certain performance measures as of, and for the six month periods ended:

	June 30 2014	June 30 2013
INCOME STATEMENT DATA
Interest income	$26,755	$26,968
Interest expense	4,968	5,602
Net interest income	21,787	21,366
Provision for loan losses	(442)	515
Noninterest income	4,683	5,183
Noninterest expenses	18,786	18,515
Federal income tax expense	1,252	1,219
Net Income	$6,874	$6,300
PER SHARE
Basic earnings	$0.89	$0.82
Diluted earnings	$0.87	$0.80
Dividends	$0.44	$0.42
Tangible book value*	$16.08	$15.19
Market value
High	$23.94	$26.00
Low	$22.52	$21.60
Close*	$22.95	$24.75
Common shares outstanding*	7,735,156	7,703,589
PERFORMANCE RATIOS (annualized)
Return on average total assets	0.91%	0.88%
Return on average shareholders' equity	8.24%	7.63%
Return on average tangible shareholders' equity	11.17%	10.98%
Net interest margin yield (FTE)	3.42%	3.52%
BALANCE SHEET DATA*
Gross loans	$816,307	$803,452
AFS securities	$550,518	$499,424
Total assets	$1,522,135	$1,451,415
Deposits	$1,060,928	$1,021,424
Borrowed funds	$279,457	$262,460
Shareholders' equity	$171,099	$159,288
Gross loans to deposits	76.94%	78.66%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$290,590	$295,047
Assets managed by our Investment and Trust Services Department	$374,092	$336,132
Total assets under management	$2,186,817	$2,082,594
ASSET QUALITY*
Nonperforming loans to gross loans	0.58%	0.52%
Nonperforming assets to total assets	0.38%	0.36%
ALLL to gross loans	1.31%	1.46%
CAPITAL RATIOS*
Shareholders' equity to assets	11.24%	10.97%
Tier 1 capital to average assets	8.50%	8.38%
Tier 1 risk-based capital	13.84%	13.59%
Total risk-based capital	15.09%	14.84%
* At end of period

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate. Nonaccrual loans, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.
The following tables display the results for the:

	Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$808,541	$9,799	4.85%	$805,812	$9,751	4.84%	$780,909	$10,280	5.27%
Taxable investment securities	353,878	1,993	2.25%	353,013	1,998	2.26%	341,232	1,798	2.11%
Nontaxable investment securities	194,307	2,376	4.89%	189,000	2,332	4.94%	162,626	2,024	4.98%
Trading account securities	172	2	4.65%	524	8	6.11%	1,156	14	4.84%
Other	21,421	112	2.09%	26,604	153	2.30%	23,533	109	1.85%
Total earning assets	1,378,319	14,282	4.14%	1,374,953	14,242	4.14%	1,309,456	14,225	4.35%
NONEARNING ASSETS
Allowance for loan losses	(11,208)			(11,634)			(11,889)
Cash and demand deposits due from banks	17,403			17,690			17,157
Premises and equipment	25,960			26,018			25,917
Accrued income and other assets	97,187			94,704			99,729
Total assets	$1,507,661			$1,501,731			$1,440,370
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$192,798	39	0.08%	$197,776	41	0.08%	$181,044	40	0.09%
Savings deposits	257,628	91	0.14%	252,979	94	0.15%	242,247	90	0.15%
Time deposits	455,592	1,459	1.28%	451,350	1,481	1.31%	460,379	1,692	1.47%
Borrowed funds	263,606	879	1.33%	270,010	884	1.31%	243,936	959	1.57%
Total interest bearing liabilities	1,169,624	2,468	0.84%	1,172,115	2,500	0.85%	1,127,606	2,781	0.99%
NONINTEREST BEARING LIABILITIES
Demand deposits	158,804			155,176			138,483
Other	10,166			9,861			8,571
Shareholders’ equity	169,067			164,579			165,710
Total liabilities and shareholders’ equity	$1,507,661			$1,501,731			$1,440,370
Net interest income (FTE)		$11,814			$11,742			$11,444
Net yield on interest earning assets (FTE)			3.43%			3.42%			3.50%

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$807,177	$19,550	4.84%	$773,825	$20,610	5.33%
Taxable investment securities	353,446	3,991	2.26%	342,375	3,632	2.12%
Nontaxable investment securities	191,654	4,703	4.91%	159,147	4,035	5.07%
Trading account securities	348	9	5.17%	1,363	35	5.14%
Other	24,013	265	2.21%	26,955	225	1.67%
Total earning assets	1,376,638	28,518	4.14%	1,303,665	28,537	4.38%
NONEARNING ASSETS
ALLL	(11,421)			(11,987)
Cash and demand deposits due from banks	17,546			17,909
Premises and equipment	25,989			25,927
Accrued income and other assets	95,946			100,773
Total assets	$1,504,698			$1,436,287
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$195,287	80	0.08%	$183,921	81	0.09%
Savings deposits	255,304	185	0.14%	241,824	181	0.15%
Time deposits	453,472	2,940	1.30%	460,958	3,434	1.49%
Borrowed funds	266,808	1,763	1.32%	237,863	1,906	1.60%
Total interest bearing liabilities	1,170,871	4,968	0.85%	1,124,566	5,602	1.00%
NONINTEREST BEARING LIABILITIES
Demand deposits	156,990			138,221
Other	10,014			8,388
Shareholders’ equity	166,823			165,112
Total liabilities and shareholders’ equity	$1,504,698			$1,436,287
Net interest income (FTE)		$23,550			$22,935
Net yield on interest earning assets (FTE)			3.42%			3.52%
Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, AFS securities, and trading securities, thus making year to year comparisons more meaningful. Included in interest income are loan fees for the three and six month periods ended:

	Three Months Ended			Six Months Ended
	June 30 2014	March 31 2014	June 30 2013	June 30 2014	June 30 2013
Loan fees	$566	$476	$862	$1,042	$1,683

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

	Three Months Ended June 30, 2014 Compared to March 31, 2014 Increase (Decrease) Due to			Three Months Ended June 30, 2014 Compared to June 30, 2013 Increase (Decrease) Due to			Six Months Ended June 30, 2014 Compared to June 30, 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$33	$15	$48	$355	$(836)	$(481)	$862	$(1,922)	$(1,060)
Taxable AFS securities	5	(10)	(5)	68	127	195	120	239	359
Nontaxable AFS securities	65	(21)	44	388	(36)	352	801	(133)	668
Trading securities	(4)	(2)	(6)	(11)	(1)	(12)	(26)	—	(26)
Other	(28)	(13)	(41)	(10)	13	3	(27)	67	40
Total changes in interest income	71	(31)	40	790	(733)	57	1,730	(1,749)	(19)
Changes in interest expense
Interest bearing demand deposits	(1)	(1)	(2)	3	(4)	(1)	5	(6)	(1)
Savings deposits	2	(5)	(3)	6	(5)	1	10	(6)	4
Time deposits	14	(36)	(22)	(17)	(216)	(233)	(55)	(439)	(494)
Borrowed funds	(21)	16	(5)	73	(153)	(80)	215	(358)	(143)
Total changes in interest expense	(6)	(26)	(32)	65	(378)	(313)	175	(809)	(634)
Net change in interest margin (FTE)	$77	$(5)	$72	$725	$(355)	$370	$1,555	$(940)	$615
While our net yield on interest earning assets remains at historically low levels, our net yield on interest earning assets has stabilized. The low net yields on interest earning assets are a direct result of FRB monetary policy. As we do not foresee any significant changes in FRB monetary policy or our earning asset and liability mix in the near future, we anticipate that the net yield on interest earning assets will likely approximate current levels. Net interest income will increase only through continued balance sheet growth.

	Average Yield / Rate for the Three Month Periods Ended:
	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Total earning assets	4.14%	4.14%	4.30%	4.31%	4.35%
Total interest bearing liabilities	0.84%	0.85%	0.94%	0.96%	0.99%
Net yield on interest earning assets (FTE)	3.43%	3.42%	3.50%	3.48%	3.50%

	Quarter to Date Net Interest Income (FTE)
	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Total interest income (FTE)	$14,282	$14,242	$14,441	$14,290	$14,225
Total interest expense	2,468	2,500	2,683	2,736	2,781
Net interest income (FTE)	$11,814	$11,742	$11,758	$11,554	$11,444
One of the the primary contributors to the decline in the net yield on interest earning assets in the first quarter of 2014 was a drastic decline in loan fees. Loan fees have declined as the demand for residential mortgage loans has diminished and the competition for commercial loans remains intense. As shown in the following table, the net yield on interest earning assets and net interest income excluding the impact of loan fees (FTE) has remained essentially unchanged since the second quarter of 2013.

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Net interest income (FTE)	$11,814	$11,742	$11,758	$11,554	$11,444
Less loan fees	566	476	761	738	862
Net interest income excluding loan fees (FTE)	$11,248	$11,266	$10,997	$10,816	$10,582
Net yield on interest earning assets excluding loan fees (FTE)	3.26%	3.28%	3.27%	3.26%	3.23%
Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned risk ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks within the loan portfolio.
The following table summarizes our charge-off and recovery activity for the three and six month periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
ALLL at beginning of period	$11,100	$11,909	$11,500	$11,936
Loans charged-off
Commercial and agricultural	79	234	302	445
Residential real estate	264	397	377	587
Consumer	68	88	182	209
Total loans charged-off	411	719	861	1,241
Recoveries
Commercial and agricultural	92	166	306	223
Residential real estate	86	61	122	114
Consumer	33	68	75	153
Total recoveries	211	295	503	490
Net loans charged-off	200	424	358	751
Provision for loan losses	(200)	215	(442)	515
ALLL at end of period	$10,700	$11,700	$10,700	$11,700
Net loans charged-off to average loans outstanding	0.02%	0.05%	0.04%	0.10%

The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Total loans charged-off	$411	$450	$497	$602	$719
Total recoveries	211	292	152	151	295
Net loans charged-off	200	158	345	451	424
Net loans charged-off to average loans outstanding	0.02%	0.02%	0.04%	0.06%	0.05%
Provision for loan losses	$(200)	$(242)	$245	$351	$215
Provision for loan losses to average loans outstanding	(0.02)%	(0.03)%	0.03%	0.04%	0.03%
ALLL	$10,700	$11,100	$11,500	$10,600	$11,909
ALLL as a% of loans at end of period	1.31%	1.37%	1.42%	1.44%	1.46%
As the level of net loans charged-off continues to decline and credit quality indicators continue to improve, we have reduced the ALLL in both amount and as a percentage of loans. For further discussion of the allocation of the ALLL, see “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
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

	Total Past Due and Nonaccrual
	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Commercial and agricultural	$5,045	$4,986	$3,621	$5,371	$4,962
Residential real estate	4,613	7,067	7,008	6,339	5,080
Consumer	98	113	259	152	104
Total	$9,756	$12,166	$10,888	$11,862	$10,146
Total past due and nonaccrual loans to gross loans	1.20%	1.50%	1.35%	1.47%	1.26%
The decline in residential real estate loans past due and nonaccrual since March 31, 2014 can be attributed to a decline of loans 30-59 days past due. The majority of these loans were current as of June 30, 2014 and no longer past due.
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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of June 30, 2014 or December 31, 2013.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended June 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2014	165	$22,954	16	$2,679	181	$25,633
New modifications	6	218	2	169	8	387
Principal payments	—	(809)	—	(45)	—	(854)
Loans paid-off	(5)	(552)	(2)	(88)	(7)	(640)
Partial charge-off	—	(70)	—	(100)	—	(170)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(164)	(2)	(164)
Transfers to accrual status	1	263	(1)	(263)	—	—
Transfers to nonaccrual status	(5)	(739)	5	739	—	—
June 30, 2014	162	$21,265	18	$2,927	180	$24,192

	Six Months Ended June 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	18	988	4	245	22	1,233
Principal payments	—	(1,082)	—	(74)	—	(1,156)
Loans paid-off	(15)	(1,270)	(2)	(88)	(17)	(1,358)
Partial charge-off	—	(70)	—	(118)	—	(188)
Balances charged-off	(1)	(6)	—	—	(1)	(6)
Transfers to OREO	—	—	(4)	(198)	(4)	(198)
Transfers to accrual status	3	320	(3)	(320)	—	—
Transfers to nonaccrual status	(8)	(2,038)	8	2,038	—	—
June 30, 2014	162	$21,265	18	$2,927	180	$24,192

	Three Months Ended June 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2013	119	$16,900	19	$2,502	138	$19,402
New modifications	14	3,592	—	—	14	3,592
Principal payments	—	(198)	—	(206)	—	(404)
Loans paid-off	(7)	(1,089)	(4)	(497)	(11)	(1,586)
Partial charge-off	—	—	—	—	—	—
Balances charged-off	(3)	(147)	—	—	(3)	(147)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	105	(1)	(105)	—	—
Transfers to nonaccrual status	(1)	(29)	1	29	—	—
June 30, 2013	123	$19,134	15	$1,723	138	$20,857

	Six Months Ended June 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	22	4,411	1	98	23	4,509
Principal payments	—	(463)	—	(243)	—	(706)
Loans paid-off	(10)	(1,219)	(5)	(697)	(15)	(1,916)
Partial charge-off	—	(15)	—	(211)	—	(226)
Balances charged-off	(3)	(147)	—	—	(3)	(147)
Transfers to OREO	—	—	(1)	(12)	(1)	(12)
Transfers to accrual status	1	105	(1)	(105)	—	—
Transfers to nonaccrual status	(2)	(69)	2	69	—	—
June 30, 2013	123	$19,134	15	$1,723	138	$20,857
The following table summarizes our TDRs as of:

	June 30, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$19,663	$1,522	$21,185	$21,690	$1,189	$22,879	$(1,694)
Past due 30-59 days	1,036	1,013	2,049	2,158	37	2,195	(146)
Past due 60-89 days	566	4	570	575	—	575	(5)
Past due 90 days or more	—	388	388	—	216	216	172
Total	$21,265	$2,927	$24,192	$24,423	$1,442	$25,865	$(1,673)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2014			December 31, 2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$10,396	$10,897	$1,342	$10,663	$11,193	$1,585
Commercial other	847	1,096	12	1,310	1,340	62
Agricultural real estate	1,450	1,450	29	1,459	1,459	30
Agricultural other	18	138	—	79	199	—
Residential real estate senior liens	11,197	11,777	2,052	12,266	12,841	2,010
Residential real estate junior liens	60	60	12	20	20	4
Home equity lines of credit	160	460	4	—	—	—
Consumer secured	64	64	1	68	69	—
Total TDRs	24,192	25,942	3,452	25,865	27,121	3,691
Other impaired loans
Commercial real estate	1,824	2,149	279	1,707	2,193	330
Commercial other	97	108	—	136	217	58
Agricultural real estate	115	115	7	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	1,257	1,950	190	1,795	2,473	268
Residential real estate junior liens	32	42	7	28	45	5
Home equity lines of credit	200	200	5	193	493	—
Consumer secured	10	10	—	51	79	—
Total other impaired loans	3,535	4,574	488	3,910	5,500	661
Total impaired loans	$27,727	$30,516	$3,940	$29,775	$32,621	$4,352
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Nonaccrual loans	$4,587	$4,345	$3,244	$3,812	$3,651
Accruing loans past due 90 days or more	119	893	142	457	520
Total nonperforming loans	4,706	5,238	3,386	4,269	4,171
Foreclosed assets	1,132	1,126	1,412	1,186	1,105
Total nonperforming assets	$5,838	$6,364	$4,798	$5,455	$5,276
Nonperforming loans as a % of total loans	0.58%	0.65%	0.42%	0.53%	0.52%
Nonperforming assets as a % of total assets	0.38%	0.42%	0.32%	0.37%	0.36%
After a loan is 90 days past due, it is generally placed in nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months months of continued performance.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	June 30 2014	December 31 2013
Commercial and agricultural	$2,136	$833
Residential real estate	791	609
Total	$2,927	$1,442
The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of June 30, 2014 and December 31, 2013. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	June 30, 2014			December 31, 2013
	Outstanding Balance	Specific Allocation		Outstanding Balance	Specific Allocation
Borrower 1	$1,111	$—	[1]	$—	$—
Others not individually significant	3,476			3,244
Total	$4,587			$3,244
1 No specific allocation was established as the loan was collateral dependent and the net realizable value of the underlying collateral value exceeded the loan's carrying balance.
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
We believe that the level of the ALLL is appropriate as of June 30, 2014 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2014	2013	$	%
Service charges and fees
NSF and overdraft fees	$552	$558	$(6)	(1.08)%
ATM and debit card fees	534	489	45	9.20%
Freddie Mac servicing fee	180	187	(7)	(3.74)%
Service charges on deposit accounts	89	95	(6)	(6.32)%
Net OMSRs income (loss)	(28)	88	(116)	(131.82)%
All other	33	28	5	17.86%
Total service charges and fees	1,360	1,445	(85)	(5.88)%
Gain on sale of mortgage loans	151	249	(98)	(39.36)%
Earnings on corporate owned life insurance policies	190	190	—	—%
Gains (losses) on sale of AFS securities	—	—	—	—%
Other
Trust and brokerage advisory fees	519	483	36	7.45%
Other	214	369	(155)	(42.01)%
Total other	733	852	(119)	(13.97)%
Total noninterest income	$2,434	$2,736	$(302)	(11.04)%

	Six Months Ended June 30
			Change
	2014	2013	$	%
Service charges and fees
NSF and overdraft fees	$1,065	$1,074	$(9)	(0.84)%
ATM and debit card fees	1,021	944	77	8.16%
Freddie Mac servicing fee	363	371	(8)	(2.16)%
Service charges on deposit accounts	175	185	(10)	(5.41)%
Net OMSRs income (loss)	63	96	(33)	(34.38)%
All other	67	56	11	19.64%
Total service charges and fees	2,754	2,726	28	1.03%
Gain on sale of mortgage loans	266	607	(341)	(56.18)%
Earnings on corporate owned life insurance policies	374	359	15	4.18%
Gains (losses) on sale of AFS securities	—	99	(99)	(100.00)%
Other
Trust and brokerage advisory fees	1,026	893	133	14.89%
Other	263	499	(236)	(47.29)%
Total other	1,289	1,392	(103)	(7.40)%
Total noninterest income	$4,683	$5,183	$(500)	(9.65)%
Significant changes in noninterest income are detailed below:

•
As customers continue to increase their dependence on ATM and debit cards, we have realized a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of ATM and debit cards increase.

•
Offering rates on residential mortgage loans is the most significant driver behind fluctuations in the gain on sale of mortgage loans and net OMSRs income (loss). As offering rates increase, we typically experience reductions in the gain on sale of mortgage loans. Offsetting these declines are increases in the value of our mortgage servicing portfolio which typically leads to the increase in net OMSRs income. As a result of the lack of demand in residential mortgage loan originations, we are experiencing declines in both the gain on sale of mortgage loans and net OMSRs income (loss). As mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity will likely remain soft, we do not anticipate any significant changes in origination volumes or the gain on sale of mortgage loans.

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

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2014	2013	$	%
Compensation and benefits
Employee salaries	$4,046	$3,844	$202	5.25%
Employee benefits	1,339	1,392	(53)	(3.81)%
Total compensation and benefits	5,385	5,236	149	2.85%
Furniture and equipment
Service contracts	591	534	57	10.67%
Depreciation	449	459	(10)	(2.18)%
ATM and debit card fees	166	185	(19)	(10.27)%
All other	13	14	(1)	(7.14)%
Total furniture and equipment	1,219	1,192	27	2.27%
Occupancy
Outside services	168	151	17	11.26%
Depreciation	174	165	9	5.45%
Utilities	119	119	—	—%
Property taxes	131	134	(3)	(2.24)%
All other	84	72	12	16.67%
Total occupancy	676	641	35	5.46%
Other
Marketing and community relations	211	432	(221)	(51.16)%
FDIC insurance premiums	221	273	(52)	(19.05)%
Directors fees	183	205	(22)	(10.73)%
Audit and related fees	182	162	20	12.35%
Education and travel	143	116	27	23.28%
Postage and freight	90	94	(4)	(4.26)%
Printing and supplies	87	99	(12)	(12.12)%
Loan underwriting fees	92	123	(31)	(25.20)%
Consulting fees	76	83	(7)	(8.43)%
All other	735	668	67	10.03%
Total other	2,020	2,255	(235)	(10.42)%
Total noninterest expenses	$9,300	$9,324	$(24)	(0.26)%

	Six Months Ended June 30
			Change
	2014	2013	$	%
Compensation and benefits
Employee salaries	$8,088	$7,720	$368	4.77%
Employee benefits	2,783	2,961	(178)	(6.01)%
Total compensation and benefits	10,871	10,681	190	1.78%
Furniture and equipment
Service contracts	1,211	1,070	141	13.18%
Depreciation	894	923	(29)	(3.14)%
ATM and debit card fees	354	353	1	0.28%
All other	28	35	(7)	(20.00)%
Total furniture and equipment	2,487	2,381	106	4.45%
Occupancy
Outside services	375	321	54	16.82%
Depreciation	348	326	22	6.75%
Utilities	275	255	20	7.84%
Property taxes	265	269	(4)	(1.49)%
All other	155	135	20	14.81%
Total occupancy	1,418	1,306	112	8.58%
Other
Marketing and community relations	454	674	(220)	(32.64)%
FDIC insurance premiums	423	545	(122)	(22.39)%
Directors fees	378	404	(26)	(6.44)%
Audit and related fees	320	301	19	6.31%
Education and travel	264	238	26	10.92%
Postage and freight	198	193	5	2.59%
Printing and supplies	189	185	4	2.16%
Loan underwriting fees	187	239	(52)	(21.76)%
Consulting fees	167	155	12	7.74%
All other	1,430	1,213	217	17.89%
Total other	4,010	4,147	(137)	(3.30)%
Total noninterest expenses	$18,786	$18,515	$271	1.46%
Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased as a result of normal merit increases and additional staffing required by our continued growth. The decline in employee benefits is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to increase moderately in future periods as a result of anticipated increases in health care costs.

•
Service contracts have increased during 2014 due to costs related to data lines as well as increases in various other contracts as we continue to expand our on-line services offered to customers. Service contracts are anticipated to approximate current levels for the remainder of 2014.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is funded by discretionary donations. The affiliated foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were discretionary donations to the foundation of $0 and $200 for the six month periods ended June 30, 2014 and 2013, respectively.

•
FDIC insurance premiums increased in 2013 as a result of us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums have returned to normalized levels and are anticipated to approximate current levels for the remainder of 2014.

•	Loan underwriting fees have declined in 2014 as a result of declines in residential real estate loan originations.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	June 30 2014	December 31 2013	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$27,380	$41,558	$(14,178)	(34.12)%
Certificates of deposit held in other financial institutions	580	580	—	—
Trading securities	—	525	(525)	(100.00)%
AFS securities
Amortized cost of AFS securities	546,102	517,614	28,488	5.50%
Unrealized Gains (losses) on AFS securities	4,416	(5,552)	9,968	N/M
AFS securities	550,518	512,062	38,456	7.51%
Mortgage loans AFS	340	1,104	(764)	(69.20)%
Loans
Gross loans	816,307	808,037	8,270	1.02%
Less allowance for loan and lease losses	10,700	11,500	(800)	(6.96)%
Net loans	805,607	796,537	9,070	1.14%
Premises and equipment	25,701	25,719	(18)	(0.07)%
Corporate owned life insurance policies	24,775	24,401	374	1.53%
Accrued interest receivable	5,448	5,442	6	0.11%
Equity securities without readily determinable fair values	19,303	18,293	1,010	5.52%
Goodwill and other intangible assets	46,216	46,311	(95)	(0.21)%
Other assets	16,267	20,605	(4,338)	(21.05)%
TOTAL ASSETS	$1,522,135	$1,493,137	$28,998	1.94%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,060,928	$1,043,766	$17,162	1.64%
Borrowed funds	279,457	279,326	131	0.05%
Accrued interest payable and other liabilities	10,651	9,436	1,215	12.88%
Total liabilities	1,351,036	1,332,528	18,508	1.39%
Shareholders’ equity	171,099	160,609	10,490	6.53%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,522,135	$1,493,137	$28,998	1.94%
The following table outlines the changes in loans:

	June 30 2014	December 31 2013	$ Change	% Change (unannualized)
Commercial	$407,791	$392,104	$15,687	4.00%
Agricultural	97,661	92,589	5,072	5.48%
Residential real estate	278,545	289,931	(11,386)	(3.93)%
Consumer	32,310	33,413	(1,103)	(3.30)%
Total	$816,307	$808,037	$8,270	1.02%

The following table displays loan balances as of:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Commercial	$407,791	$399,702	$392,104	$388,973	$389,044
Agricultural	97,661	92,059	92,589	92,927	87,516
Residential real estate	278,545	284,586	289,931	291,825	293,158
Consumer	32,310	32,064	33,413	34,124	33,734
Total	$816,307	$808,411	$808,037	$807,849	$803,452
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
The following table outlines the changes in deposits:

	June 30 2014	December 31 2013	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$162,537	$158,428	$4,109	2.59%
Interest bearing demand deposits	186,705	192,089	(5,384)	(2.80)%
Savings deposits	260,038	243,237	16,801	6.91%
Certificates of deposit	346,200	362,473	(16,273)	(4.49)%
Brokered certificates of deposit	75,031	56,329	18,702	33.20%
Internet certificates of deposit	30,417	31,210	(793)	(2.54)%
Total	$1,060,928	$1,043,766	$17,162	1.64%
The following table displays deposit balances as of:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Noninterest bearing demand deposits	$162,537	$158,241	$158,428	$143,013	$139,942
Interest bearing demand deposits	186,705	194,407	192,089	186,630	173,184
Savings deposits	260,038	261,444	243,237	245,217	248,098
Certificates of deposit	346,200	356,847	362,473	366,349	368,713
Brokered certificates of deposit	75,031	65,273	56,329	51,410	57,701
Internet certificates of deposit	30,417	29,723	31,210	31,312	33,786
Total	$1,060,928	$1,065,935	$1,043,766	$1,023,931	$1,021,424
While deposits declined in the second quarter of 2014, deposits have grown considerably since June 30, 2013. As a result of the current interest rate environment, we continue to see declines in certificates of deposits, but these declines have been offset by increases in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. We expect this trend to continue for the foreseeable future.

The current interest rate environment has made it almost impossible to increase net interest income without increasing earning assets. As deposit growth has generally outpaced loan demand, we continue to deploy deposits into purchases of AFS securities to provide additional interest income. We anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
Government sponsored enterprises	$24,104	$23,883	$23,745	$24,155	$24,249
States and political subdivisions	214,210	219,644	201,988	193,786	187,302
Auction rate money market preferred	2,867	2,755	2,577	2,639	2,943
Preferred stocks	6,214	6,053	5,827	6,144	6,559
Mortgage-backed securities	162,992	157,856	144,115	146,393	149,407
Collateralized mortgage obligations	140,131	144,953	133,810	127,940	128,964
Total	$550,518	$555,144	$512,062	$501,057	$499,424
The following table displays borrowed funds balances as of:

	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013
FHLB advances	$182,000	$162,000	$162,000	$162,000	$162,000
Securities sold under agreements to repurchase without stated maturity dates	87,058	94,741	106,025	81,405	71,668
Securities sold under agreements to repurchase with stated maturity dates	1,199	1,195	11,301	16,296	16,292
Federal funds purchased	9,200	14,600	—	6,300	12,500
Total	$279,457	$272,536	$279,326	$266,001	$262,460
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 76,341 shares or $1,778 of common stock during the first six months of 2014, as compared to 77,568 shares or $1,900 of common stock during the same period in 2013. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $237 and $258 during the six month periods ended June 30, 2014 and 2013, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 70,334 shares or $1,648 of common stock compared to 45,825 shares for $1,114 during the first six months of 2014 and 2013, respectively. As of June 30, 2014, we were authorized to repurchase up to an additional 66,812 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the ALLL acquisition intangibles, was 8.50% as of June 30, 2014.
The FRB has established minimum risk based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. The minimum standard is 8.00%, of which at least 4.00% must consist of equity capital net of goodwill. The following table sets forth the percentages required under the Risk Based Capital guidelines and our values as of:

	June 30 2014	December 31 2013	Required
Equity Capital	13.84%	13.67%	4.00%
Secondary Capital	1.25%	1.25%	4.00%
Total Capital	15.09%	14.92%	8.00%

Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2014, the Bank exceeded these minimum capital requirements. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on our operations.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2014	December 31 2013
Unfunded commitments under lines of credit	$111,348	$121,959
Commercial and standby letters of credit	4,189	4,169
Commitments to grant loans	24,722	29,096
Total	$140,259	$155,224
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
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $578,478 or 38.00% of assets as of June 30, 2014 as compared to $554,725 or 37.15% as of December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of certificates of deposits held in other financial institutions, trading securities, AFS securities, or loans as collateral. As of June 30, 2014, we had available lines of credit of $84,668.
The following table summarizes our sources and uses of cash for the six month periods ended June 30:

	2014	2013	$ Variance
Net cash provided by (used in) operating activities	$11,002	$14,594	$(3,592)
Net cash provided by (used in) investing activities	(39,043)	(40,760)	1,717
Net cash provided by (used in) financing activities	13,863	22,612	(8,749)
Increase (decrease) in cash and cash equivalents	(14,178)	(3,554)	(10,624)
Cash and cash equivalents January 1	41,558	24,920	16,638
Cash and cash equivalents June 30	$27,380	$21,366	$6,014
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

Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2014, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following table summarizes our interest rate sensitivity for the:

	12 Months Ending June 30, 2015
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.30)%	—	(0.66)%	(1.52)%	(2.92)%	(4.46)%

	24 Months Ending June 30, 2016
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.19)%	—	(1.10)%	(1.14)%	(1.98)%	(3.30)%

	12 Months Ending December 31, 2014
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.85)%	—	0.25%	(0.28)%	(0.99)%	(2.16)%

	24 Months Ending December 31, 2015
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(3.24)%	—	0.04%	0.29%	0.41%	(0.35)%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2014 and December 31, 2013. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	June 30, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,136	$240	$100	$—	$—	$—	$1,476	$1,476
Average interest rates	0.40%	1.05%	0.35%	—	—	—	0.50%
Trading securities	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rates	—%	—	—	—	—	—	—%
AFS securities	$141,652	$82,697	$71,563	$50,596	$44,848	$159,162	$550,518	$550,518
Average interest rates	1.06%	2.24%	2.37%	2.34%	2.50%	2.58%	2.08%
Fixed interest rate loans (1)	$233,285	$146,050	$102,598	$63,483	$37,076	$54,377	$636,869	$623,410
Average interest rates	4.91%	4.74%	4.55%	4.32%	4.50%	4.26%	4.67%
Variable interest rate loans (1)	$99,126	$29,335	$18,636	$13,074	$12,550	$6,717	$179,438	$179,438
Average interest rates	4.41%	4.02%	3.56%	3.41%	3.38%	3.42%	4.08%
Rate sensitive liabilities
Borrowed funds	$149,457	$10,000	$30,000	$40,000	$30,000	$20,000	$279,457	$263,604
Average interest rates	0.33%	1.23%	1.88%	2.46%	2.72%	2.94%	1.28%
Savings and NOW accounts	$39,720	$35,807	$32,172	$28,932	$26,050	$284,062	$446,743	$446,743
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%
Fixed interest rate certificates of deposit	$216,946	$76,320	$53,302	$62,795	$22,567	$18,601	$450,531	$452,341
Average interest rates	0.88%	1.86%	1.76%	1.38%	1.49%	1.57%	1.28%
Variable interest rate certificates of deposit	$878	$239	$—	$—	$—	$—	$1,117	$1,117
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%

	December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$19,903	$480	$—	$—	$—	$—	$20,383	$20,385
Average interest rates	0.25%	1.15%	—	—	—	—	0.27%
Trading securities	$525	$—	$—	$—	$—	$—	$525	$525
Average interest rates	2.77%	—	—	—	—	—	2.77%
AFS securities	$131,892	$73,723	$63,190	$52,078	$37,972	$153,207	$512,062	$512,062
Average interest rates	2.26%	2.23%	2.42%	2.48%	2.48%	2.80%	2.48%
Fixed interest rate loans (1)	$115,183	$94,841	$91,140	$118,479	$85,448	$134,614	$639,705	$639,914
Average interest rates	5.31%	5.17%	4.93%	4.53%	4.33%	4.33%	4.75%
Variable interest rate loans (1)	$69,036	$29,460	$20,332	$14,208	$15,699	$19,597	$168,332	$168,332
Average interest rates	4.76%	3.90%	4.06%	3.36%	3.35%	3.99%	4.19%
Rate sensitive liabilities
Borrowed funds	$126,950	$32,376	$10,000	$30,000	$40,000	$40,000	$279,326	$283,060
Average interest rates	0.43%	0.86%	2.15%	1.95%	2.35%	3.02%	1.35%
Savings and NOW accounts	$47,000	$33,569	$30,200	$27,198	$24,522	$272,837	$435,326	$435,326
Average interest rates	0.19%	0.12%	0.11%	0.11%	0.11%	0.11%	0.12%
Fixed interest rate certificates of deposit	$206,514	$81,038	$58,627	$46,336	$39,214	$17,144	$448,873	$451,664
Average interest rates	0.89%	1.93%	1.95%	1.63%	1.34%	1.66%	1.36%
Variable interest rate certificates of deposit	$764	$375	$—	$—	$—	$—	$1,139	$1,139
Average interest rates	0.04%	0.40%	—	—	—	—	0.16%
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
Item 4. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2014, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended June 30, 2014, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, March 31				99,981
April 1 - 30	10,389	$22.91	10,389	89,592
May 1 - 31	12,969	22.75	12,969	76,623
June 1 - 30	9,811	22.83	9,811	66,812
Balance, June 30	33,169	$22.82	33,169	66,812

Item 6. Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	August 8, 2014	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2014	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)