Form 10-Q
period 2014-09-30
ISABELLA BANK CORP
filed 2014-11-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,762,481 as of November 4, 2014.

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

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income (loss)	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSRs: Originated mortgage servicing rights
ESOP: Employee stock ownership plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PBO: Projected benefit obligation
FDI Act: Federal Deposit Insurance Act	PCAOB: Public Company Accounting Oversight Board
FDIC: Federal Deposit Insurance Corporation	Rabbi Trust: A trust established to fund the Directors Plan
FFIEC: Federal Financial Institutions Examinations Council	SEC: U.S. Securities & Exchange Commission
FRB: Federal Reserve Bank	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	TDR: Troubled debt restructuring
Freddie Mac: Federal Home Loan Mortgage Corporation	XBRL: eXtensible Business Reporting Language
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30 2014	December 31 2013
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$22,431	$21,755
Interest bearing balances due from banks	3,100	19,803
Total cash and cash equivalents	25,531	41,558
Certificates of deposit held in other financial institutions	580	580
Trading securities	—	525
AFS securities (amortized cost of $572,087 in 2014 and $517,614 in 2013)	575,080	512,062
Mortgage loans AFS	421	1,104
Loans
Commercial	416,824	392,104
Agricultural	101,795	92,589
Residential real estate	271,033	289,931
Consumer	32,647	33,413
Gross loans	822,299	808,037
Less allowance for loan and lease losses	10,400	11,500
Net loans	811,899	796,537
Premises and equipment	25,843	25,719
Corporate owned life insurance policies	24,957	24,401
Accrued interest receivable	6,906	5,442
Equity securities without readily determinable fair values	19,063	18,293
Goodwill and other intangible assets	46,168	46,311
Other assets	17,526	20,605
TOTAL ASSETS	$1,553,974	$1,493,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$175,634	$158,428
NOW accounts	192,211	192,089
Certificates of deposit under $100 and other savings	468,909	455,547
Certificates of deposit over $100	245,136	237,702
Total deposits	1,081,890	1,043,766
Borrowed funds	290,438	279,326
Accrued interest payable and other liabilities	9,570	9,436
Total liabilities	1,381,898	1,332,528
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,741,530 shares (including 10,579 shares held in the Rabbi Trust) in 2014 and 7,723,023 shares (including 12,761 shares held in the Rabbi Trust) in 2013	138,023	137,580
Shares to be issued for deferred compensation obligations	4,129	4,148
Retained earnings	30,410	25,222
Accumulated other comprehensive income (loss)	(486)	(6,341)
Total shareholders’ equity	172,076	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,553,974	$1,493,137
See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Interest income
Loans, including fees	$9,863	$10,330	$29,413	$30,940
AFS securities
Taxable	2,016	1,787	6,007	5,419
Nontaxable	1,485	1,275	4,428	3,753
Trading securities	—	7	6	30
Federal funds sold and other	119	106	384	331
Total interest income	13,483	13,505	40,238	40,473
Interest expense
Deposits	1,562	1,742	4,767	5,438
Borrowings	936	994	2,699	2,900
Total interest expense	2,498	2,736	7,466	8,338
Net interest income	10,985	10,769	32,772	32,135
Provision for loan losses	(162)	351	(604)	866
Net interest income after provision for loan losses	11,147	10,418	33,376	31,269
Noninterest income
Service charges and fees	1,366	1,700	4,120	4,426
Net gain on sale of mortgage loans	170	215	436	822
Earnings on corporate owned life insurance policies	182	185	556	544
Net gains (losses) on sale of AFS securities	97	72	97	171
Other	401	690	1,690	2,082
Total noninterest income	2,216	2,862	6,899	8,045
Noninterest expenses
Compensation and benefits	5,174	5,340	16,045	16,021
Furniture and equipment	1,348	1,303	3,835	3,684
Occupancy	697	676	2,115	1,982
Other	2,295	2,001	6,305	6,148
Total noninterest expenses	9,514	9,320	28,300	27,835
Income before federal income tax expense	3,849	3,960	11,975	11,479
Federal income tax expense	444	674	1,696	1,893
NET INCOME	$3,405	$3,286	$10,279	$9,586
Earnings per common share
Basic	$0.44	$0.43	$1.33	$1.25
Diluted	$0.43	$0.42	$1.30	$1.22
Cash dividends per common share	$0.22	$0.21	$0.66	$0.63

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$3,405	$3,286	$10,279	$9,586
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	(1,326)	665	8,642	(13,293)
Reclassification adjustment for net realized (gains) losses included in net income	(97)	(72)	(97)	(171)
Net unrealized gains (losses)	(1,423)	593	8,545	(13,464)
Tax effect (1)	469	(447)	(2,690)	4,455
Other comprehensive income (loss), net of tax	(954)	146	5,855	(9,009)
Comprehensive income (loss)	$2,451	$3,432	$16,134	$577

(1)	See “Note 11 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Shares Outstanding	Amount	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2013	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489
Comprehensive income (loss)	—	—	—	9,586	(9,009)	577
Issuance of common stock	111,904	2,754	—	—	—	2,754
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	122	(122)	—	—	—
Share-based payment awards under equity compensation plan	—	—	423	—	—	423
Common stock purchased for deferred compensation obligations	—	(285)	—	—	—	(285)
Common stock repurchased pursuant to publicly announced repurchase plan	(73,969)	(1,815)	—	—	—	(1,815)
Cash dividends ($0.63 per share)	—	—	—	(4,838)	—	(4,838)
Balance, September 30, 2013	7,709,781	$137,356	$4,035	$23,916	$(4,002)	$161,305
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	10,279	5,855	16,134
Issuance of common stock	122,261	2,845	—	—	—	2,845
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	382	—	—	382
Common stock purchased for deferred compensation obligations	—	(253)	—	—	—	(253)
Common stock repurchased pursuant to publicly announced repurchase plan	(110,680)	(2,550)	—	—	—	(2,550)
Cash dividends ($0.66 per share)	—	—	—	(5,091)	—	(5,091)
Balance, September 30, 2014	7,740,730	$138,023	$4,129	$30,410	$(486)	$172,076

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine Months Ended September 30
	2014	2013
OPERATING ACTIVITIES
Net income	$10,279	$9,586
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(604)	866
Impairment of foreclosed assets	83	131
Depreciation	1,902	1,903
Amortization of OMSRs	206	453
Amortization of acquisition intangibles	143	171
Net amortization of AFS securities	1,382	1,595
Net (gains) losses on sale of AFS securities	(97)	(171)
Net unrealized (gains) losses on trading securities	5	23
Net gain on sale of mortgage loans	(436)	(822)
Increase in cash value of corporate owned life insurance policies	(556)	(544)
Share-based payment awards under equity compensation plan	382	423
Origination of loans held-for-sale	(21,746)	(45,992)
Proceeds from loan sales	22,865	49,735
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	520	805
Accrued interest receivable	(1,464)	(1,357)
Other assets	(958)	319
Accrued interest payable and other liabilities	134	622
Net cash provided by (used in) operating activities	12,040	17,746
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	—	2,420
Activity in AFS securities
Sales	13,362	16,229
Maturities and calls	47,527	70,164
Purchases	(116,647)	(98,328)
Loan principal (originations) collections, net	(15,952)	(37,385)
Proceeds from sales of foreclosed assets	1,482	1,788
Purchases of premises and equipment	(2,026)	(2,134)
Purchases of corporate owned life insurance policies	—	(1,092)
Proceeds from redemption of corporate owned life insurance policies	—	196
Net cash provided by (used in) investing activities	(72,254)	(48,142)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2014	2013
FINANCING ACTIVITIES
Net increase (decrease) in deposits	38,124	6,264
Increase (decrease) in borrowed funds	11,112	25,000
Cash dividends paid on common stock	(5,091)	(4,838)
Proceeds from issuance of common stock	2,845	2,754
Common stock repurchased	(2,550)	(1,815)
Common stock purchased for deferred compensation obligations	(253)	(285)
Net cash provided by (used in) financing activities	44,187	27,080
Increase (decrease) in cash and cash equivalents	(16,027)	(3,316)
Cash and cash equivalents at beginning of period	41,558	24,920
Cash and cash equivalents at end of period	$25,531	$21,604
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,536	$8,376
Federal income taxes paid	979	1,333
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,194	$1,087

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Earnings per common share have been computed based on the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Average number of common shares outstanding for basic calculation	7,733,362	7,698,066	7,725,706	7,689,350
Average potential effect of common shares in the Directors Plan (1)	170,897	170,420	170,955	168,020
Average number of common shares outstanding used to calculate diluted earnings per common share	7,904,259	7,868,486	7,896,661	7,857,370
Net income	$3,405	$3,286	$10,279	$9,586
Earnings per common share
Basic	$0.44	$0.43	$1.33	$1.25
Diluted	$0.43	$0.42	$1.30	$1.22

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
ASU No. 2014-14: “Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”
In August 2014, ASU No. 2014-14 amended ASC Topic 310, “Receivables” to provide specific guidance on how to classify and measure foreclosed loans that are government guaranteed. The update requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:

•	The loan has a government guarantee that is not separable from the loan before foreclosure.

•
At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim.

•	At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.
Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2014 and is not expected to have a significant impact on our operations.
ASU No. 2014-15: “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”
In August 2014, ASU No. 2014-15 amended ASC Topic 205, “Presentation of Financial Statements” to provide guidance on how to determine whether to disclose relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, financial statements would continue to be prepared under the going concern assumption; however, disclosures may be necessary depending upon the conditions or events raising substantial doubt. Additionally, if identified substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new authoritative guidance is effective for annual periods beginning after December 15, 2016 and is not expected to impact our financial statement disclosures.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,645	$5	$733	$23,917
States and political subdivisions	217,195	7,337	987	223,545
Auction rate money market preferred	3,200	—	337	2,863
Preferred stocks	6,800	13	640	6,173
Mortgage-backed securities	171,856	1,144	2,233	170,767
Collateralized mortgage obligations	148,391	1,361	1,937	147,815
Total	$572,087	$9,860	$6,867	$575,080

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,860	$7	$1,122	$23,745
States and political subdivisions	200,323	5,212	3,547	201,988
Auction rate money market preferred	3,200	—	623	2,577
Preferred stocks	6,800	20	993	5,827
Mortgage-backed securities	147,292	657	3,834	144,115
Collateralized mortgage obligations	135,139	1,016	2,345	133,810
Total	$517,614	$6,912	$12,464	$512,062
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2014 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$9,068	$15,577	$—	$—	$24,645
States and political subdivisions	16,838	52,050	98,035	50,272	—	217,195
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	171,856	171,856
Collateralized mortgage obligations	—	—	—	—	148,391	148,391
Total amortized cost	$16,838	$61,118	$113,612	$50,272	$330,247	$572,087
Fair value	$16,883	$63,150	$116,389	$51,040	$327,618	$575,080
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

A summary of the sales activity of AFS securities was as follows for the three and nine month periods ended:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Proceeds from sales of AFS securities	$13,362	$6,372	$13,362	$16,229
Gross realized gains (losses)	$97	$72	$97	$171
Applicable income tax expense (benefit)	$33	$24	$33	$58
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at September 30, 2014 and December 31, 2013, respectively, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$733	$23,262	$733
States and political subdivisions	106	10,836	881	21,430	987
Auction rate money market preferred	—	—	337	2,863	337
Preferred stocks	—	—	640	3,160	640
Mortgage-backed securities	165	33,358	2,068	62,800	2,233
Collateralized mortgage obligations	323	44,308	1,614	40,702	1,937
Total	$594	$88,502	$6,273	$154,217	$6,867
Number of securities in an unrealized loss position:		77		96	173

	December 31, 2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1,122	$22,873	$—	$—	$1,122
States and political subdivisions	2,566	42,593	981	6,115	3,547
Auction rate money market preferred	—	—	623	2,577	623
Preferred stocks	—	—	993	2,807	993
Mortgage-backed securities	2,424	101,816	1,410	21,662	3,834
Collateralized mortgage obligations	2,345	84,478	—	—	2,345
Total	$8,457	$251,760	$4,007	$33,161	$12,464
Number of securities in an unrealized loss position:		182		19	201
As of September 30, 2014 and December 31, 2013, we conducted an analysis to determine whether any securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of September 30, 2014, or December 31, 2013.
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
We offer adjustable rate mortgages, construction loans, and fixed rate residential real estate loans which typically have amortization periods up to a maximum of 30 years. Fixed rate residential real estate loans with an amortization of greater than 15 years are generally sold upon origination to Freddie Mac. Fixed rate residential real estate loans with an amortization of 15 years or less may be held in our portfolio or sold to Freddie Mac upon origination. We consider the direction of interest rates, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell these loans to Freddie Mac.
Our lending policies generally limit the maximum loan-to-value ratio on residential real estate loans to 95% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Substantially all loans upon origination have a loan to value ratio of less than 80%. Underwriting criteria for residential real estate loans include: evaluation of the borrower’s ability to make monthly payments, the value of the property securing the loan, ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income, all debt servicing does not exceed 36% of income, acceptable credit reports, verification of employment, income, and financial information. Appraisals are performed by independent appraisers and reviewed internally. All mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market automated underwriting system; loans in excess of $500 require the approval of our Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell. Historical loss allocations were calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding five years. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2014	$5,012	$219	$3,981	$802	$686	$10,700
Loans charged-off	(163)	—	(180)	(73)	—	(416)
Recoveries	171	—	68	39	—	278
Provision for loan losses	(704)	(31)	92	(47)	528	(162)
September 30, 2014	$4,316	$188	$3,961	$721	$1,214	$10,400

	Allowance for Loan Losses
	Nine Months Ended September 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Loans charged-off	(434)	(31)	(557)	(255)	—	(1,277)
Recoveries	477	—	190	114	—	781
Provision for loan losses	(1,775)	(215)	483	223	680	(604)
September 30, 2014	$4,316	$188	$3,961	$721	$1,214	$10,400

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,318	$—	$2,335	$1	$—	$3,654
Collectively evaluated for impairment	2,998	188	1,626	720	1,214	6,746
Total	$4,316	$188	$3,961	$721	$1,214	$10,400
Loans
Individually evaluated for impairment	$11,955	$1,625	$12,925	$69		$26,574
Collectively evaluated for impairment	404,869	100,170	258,108	32,578		795,725
Total	$416,824	$101,795	$271,033	$32,647		$822,299

	Allowance for Loan Losses
	Three Months Ended September 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2013	$6,472	$335	$3,676	$647	$570	$11,700
Loans charged-off	(394)	(12)	(94)	(102)	—	(602)
Recoveries	66	—	38	47	—	151
Provision for loan losses	69	108	127	74	(27)	351
September 30, 2013	$6,213	$431	$3,747	$666	$543	$11,600

	Allowance for Loan Losses
	Nine Months Ended September 30, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Loans charged-off	(839)	(12)	(681)	(311)	—	(1,843)
Recoveries	289	—	152	200	—	641
Provision for loan losses	(99)	36	649	111	169	866
September 30, 2013	$6,213	$431	$3,747	$666	$543	$11,600

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,035	$30	$2,287	$—	$—	$4,352
Collectively evaluated for impairment	4,013	404	1,558	639	534	7,148
Total	$6,048	$434	$3,845	$639	$534	$11,500
Loans
Individually evaluated for impairment	$13,816	$1,538	$14,302	$119		$29,775
Collectively evaluated for impairment	378,288	91,051	275,629	33,294		778,262
Total	$392,104	$92,589	$289,931	$33,413		$808,037
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	September 30, 2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$14,268	$10,078	$24,346	$6,138	$3,899	$10,037
3 - High satisfactory	90,321	47,674	137,995	27,278	13,181	40,459
4 - Low satisfactory	186,866	41,368	228,234	30,556	16,908	47,464
5 - Special mention	9,859	1,343	11,202	1,729	68	1,797
6 - Substandard	12,139	137	12,276	1,658	265	1,923
7 - Vulnerable	2,579	179	2,758	115	—	115
8 - Doubtful	—	13	13	—	—	—
Total	$316,032	$100,792	$416,824	$67,474	$34,321	$101,795

	December 31, 2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
2 - High quality	$18,671	$14,461	$33,132	$3,527	$3,235	$6,762
3 - High satisfactory	91,323	39,403	130,726	26,015	17,000	43,015
4 - Low satisfactory	149,921	43,809	193,730	26,874	10,902	37,776
5 - Special mention	13,747	1,843	15,590	1,609	922	2,531
6 - Substandard	16,974	473	17,447	1,232	1,273	2,505
7 - Vulnerable	1,041	238	1,279	—	—	—
8 - Doubtful	183	17	200	—	—	—
Total	$291,860	$100,244	$392,104	$59,257	$33,332	$92,589
Internally assigned credit risk ratings are reviewed, at a minimum, when loans are renewed or when management has knowledge of improvements or deterioration of the credit quality of individual credits. Descriptions of the internally assigned credit risk ratings for commercial and agricultural loans are as follows:
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$315	$58	$—	$2,579	$2,952	$313,080	$316,032
Commercial other	582	—	—	179	761	100,031	100,792
Total commercial	897	58	—	2,758	3,713	413,111	416,824
Agricultural
Agricultural real estate	—	—	—	115	115	67,359	67,474
Agricultural other	76	—	—	—	76	34,245	34,321
Total agricultural	76	—	—	115	191	101,604	101,795
Residential real estate
Senior liens	1,373	254	138	1,220	2,985	215,295	218,280
Junior liens	265	—	—	135	400	11,397	11,797
Home equity lines of credit	330	38	—	258	626	40,330	40,956
Total residential real estate	1,968	292	138	1,613	4,011	267,022	271,033
Consumer
Secured	86	—	—	10	96	28,303	28,399
Unsecured	12	—	26	—	38	4,210	4,248
Total consumer	98	—	26	10	134	32,513	32,647
Total	$3,039	$350	$164	$4,496	$8,049	$814,250	$822,299

	December 31, 2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,226	$296	$—	$1,136	$2,658	$289,202	$291,860
Commercial other	368	15	13	238	634	99,610	100,244
Total commercial	1,594	311	13	1,374	3,292	388,812	392,104
Agricultural
Agricultural real estate	34	295	—	—	329	58,928	59,257
Agricultural other	—	—	—	—	—	33,332	33,332
Total agricultural	34	295	—	—	329	92,260	92,589
Residential real estate
Senior liens	3,441	986	129	1,765	6,321	229,865	236,186
Junior liens	408	44	—	29	481	13,074	13,555
Home equity lines of credit	181	—	—	25	206	39,984	40,190
Total residential real estate	4,030	1,030	129	1,819	7,008	282,923	289,931
Consumer
Secured	167	11	—	50	228	28,444	28,672
Unsecured	25	5	—	1	31	4,710	4,741
Total consumer	192	16	—	51	259	33,154	33,413
Total	$5,850	$1,652	$142	$3,244	$10,888	$797,149	$808,037
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part),

2.	The loan has been classified as a TDR, or

3.	The loan is in nonaccrual status.
Impairment is measured on a loan-by-loan basis for commercial and agricultural loans by comparing the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Impairment is measured on a loan-by-loan basis for residential real estate and consumer loans by comparing the loan’s unpaid principal balance to the present value of expected future cash flows discounted at the loan’s effective interest rate.

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of:

	September 30, 2014			December 31, 2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$7,614	$7,732	$1,314	$6,748	$6,888	$1,915
Commercial other	548	767	4	521	521	120
Agricultural real estate	—	—	—	90	90	30
Residential real estate senior liens	12,425	13,679	2,259	14,061	15,315	2,278
Residential real estate junior liens	241	251	50	48	64	9
Home equity lines of credit	259	659	26	—	—	—
Consumer secured	59	59	1	—	—	—
Total impaired loans with a valuation allowance	21,146	23,147	3,654	21,468	22,878	4,352
Impaired loans without a valuation allowance
Commercial real estate	3,480	3,958		5,622	6,499
Commercial other	313	324		925	1,035
Agricultural real estate	1,558	1,558		1,370	1,370
Agricultural other	67	187		78	198
Home equity lines of credit	—	—		193	493
Consumer secured	10	10		119	148
Total impaired loans without a valuation allowance	5,428	6,037		8,307	9,743
Impaired loans
Commercial	11,955	12,781	1,318	13,816	14,943	2,035
Agricultural	1,625	1,745	—	1,538	1,658	30
Residential real estate	12,925	14,589	2,335	14,302	15,872	2,287
Consumer	69	69	1	119	148	—
Total impaired loans	$26,574	$29,184	$3,654	$29,775	$32,621	$4,352

The following is a summary of information pertaining to impaired loans for the three and nine month periods ended:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,063	$106	$6,822	$291
Commercial other	589	11	746	40
Agricultural real estate	102	—	113	—
Agricultural other	—	—	—	—
Residential real estate senior liens	12,440	124	12,938	388
Residential real estate junior liens	167	(8)	94	(7)
Home equity lines of credit	310	2	220	13
Consumer secured	62	1	72	3
Total impaired loans with a valuation allowance	20,733	236	21,005	728
Impaired loans without a valuation allowance
Commercial real estate	4,594	69	5,396	262
Commercial other	314	5	397	12
Agricultural real estate	1,460	22	1,425	59
Agricultural other	43	1	112	29
Home equity lines of credit	—	—	32	—
Consumer secured	10	—	5	—
Total impaired loans without a valuation allowance	6,421	97	7,367	362
Impaired loans
Commercial	12,560	191	13,361	605
Agricultural	1,605	23	1,650	88
Residential real estate	12,917	118	13,284	394
Consumer	72	1	77	3
Total impaired loans	$27,154	$333	$28,372	$1,090

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,471	$157	$7,546	$378
Commercial other	1,063	29	976	67
Agricultural real estate	91	2	91	4
Agricultural other	—	—	70	—
Residential real estate senior liens	10,865	230	10,595	439
Residential real estate junior liens	80	4	84	5
Home equity lines of credit	—	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	18,570	422	19,362	893
Impaired loans without a valuation allowance
Commercial real estate	4,531	169	4,037	327
Commercial other	833	29	1,029	88
Agricultural real estate	231	15	144	19
Agricultural other	361	2	402	(2)
Home equity lines of credit	173	8	178	17
Consumer secured	60	1	66	3
Total impaired loans without a valuation allowance	6,189	224	5,856	452
Impaired loans
Commercial	12,898	384	13,588	860
Agricultural	683	19	707	21
Residential real estate	11,118	242	10,857	461
Consumer	60	1	66	3
Total impaired loans	$24,759	$646	$25,218	$1,345
As of September 30, 2014 and December 31, 2013, we had committed to advance $65 and $134, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$23	$23	7	$386	$386
Agricultural other	1	49	49	1	49	49
Residential real estate
Senior liens	2	144	144	14	805	805
Junior liens	1	40	40	2	81	81
Home equity lines of credit	—	—	—	1	160	160
Total residential real estate	3	184	184	17	1,046	1,046
Consumer unsecured	1	10	10	4	18	18
Total	7	$266	$266	29	$1,499	$1,499

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$159	$159	10	$3,313	$3,116
Agricultural other	1	198	198	2	332	332
Residential real estate
Senior liens	15	1,176	1,176	30	2,611	2,595
Junior liens	1	20	20	1	20	20
Home equity lines of credit	—	—	—	—	—	—
Total residential real estate	16	1,196	1,196	31	2,631	2,615
Consumer unsecured	2	34	34	2	34	34
Total	22	$1,587	$1,587	45	$6,310	$6,097
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	2	$23	—	$—	6	$378	1	$8
Agricultural other	—	—	1	49	—	—	1	49
Residential real estate
Senior liens	—	—	2	144	3	98	11	707
Junior liens	—	—	1	40	—	—	2	81
Home equity lines of credit	—	—	—	—	1	160	—	—
Total residential real estate	—	—	3	184	4	258	13	788
Consumer unsecured	1	10	—	—	3	15	1	3
Total	3	$33	4	$233	13	$651	16	$848

	Three Months Ended September 30, 2013				Nine Months Ended September 30, 2013
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$159	—	$—	6	$1,517	4	$1,796
Agricultural other	1	198	—	—	2	332	—	—
Residential real estate
Senior liens	10	924	5	252	17	1,548	13	1,063
Junior liens	—	—	1	20	—	—	1	20
Home equity lines of credit	—	—	—	—	—	—	—	—
Total residential real estate	10	924	6	272	17	1,548	14	1,083
Consumer unsecured	1	16	1	18	1	16	1	18
Total	15	$1,297	7	$290	26	$3,413	19	$2,897
We did not restructure any loans by forgiving principal or accrued interest in the three and nine month periods ended September 30, 2014 or 2013.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
Following is a summary of loans that defaulted in the three and nine month periods ended September 30, 2014, which were modified within 12 months prior to the default date:

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Consumer unsecured	2	$7	$7	$—	2	$7	$7	$—
We had no loans that defaulted in the three and nine month periods ended September 30, 2013, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	September 30, 2014	December 31, 2013
TDRs	$24,015	$25,865
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2014	December 31 2013
FHLB Stock	$9,100	$8,100
Corporate Settlement Solutions, LLC	6,743	6,970
FRB Stock	1,879	1,879
Valley Financial Corporation	1,000	1,000
Other	341	344
Total	$19,063	$18,293

Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
FHLB advances	$182,000	1.94%	$162,000	2.02%
Securities sold under agreements to repurchase without stated maturity dates	89,535	0.13%	106,025	0.13%
Securities sold under agreements to repurchase with stated maturity dates	1,203	4.24%	11,301	3.30%
Federal funds purchased	17,700	0.56%	—	—
Total	$290,438	1.31%	$279,326	1.35%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, AFS securities, and FHLB stock.
The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$10,000	0.48%	$10,000	0.48%
Fixed rate advances due 2015	42,000	0.72%	32,000	0.84%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	30,000	1.95%
Fixed rate advances due 2018	40,000	2.35%	40,000	2.35%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.11%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2021	10,000	2.37%	—	—
Fixed rate advances due 2023	10,000	3.90%	10,000	3.90%
Total	$182,000	1.94%	$162,000	2.02%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $139,350 and $148,930 at September 30, 2014 and December 31, 2013, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates as of:

	September 30 2014		December 31 2013
	Amount	Rate	Amount	Rate
Repurchase agreements due 2014	$750	4.89%	$10,876	3.30%
Repurchase agreements due 2015	436	3.25%	425	3.25%
Repurchase agreements due 2018	17	1.00%	—	—
Total	$1,203	4.24%	$11,301	3.30%

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances borrowings for the three and nine month periods ended:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$91,472	$88,906	0.13%	$81,405	$78,148	0.15%
Federal funds purchased	17,700	2,252	0.48%	6,300	5,052	0.62%

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$94,741	$91,231	0.13%	$81,405	$69,224	0.15%
Federal funds purchased	17,700	4,939	0.48%	13,700	4,133	0.57%
We had pledged trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at:

	September 30 2014	December 31 2013
Pledged to secure borrowed funds	$278,512	$320,173
Pledged to secure repurchase agreements	139,350	148,930
Pledged for public deposits and for other purposes necessary or required by law	18,791	20,922
Total	$436,653	$490,025
As of September 30, 2014, we had the ability to borrow up to an additional $111,890, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Marketing and community relations	$512	$271	$966	$945
FDIC insurance premiums	196	267	619	812
Directors fees	191	203	569	607
Audit and related fees	185	189	505	490
Education and travel	154	110	418	348
Postage and freight	105	103	303	296
Printing and supplies	89	106	278	291
Loan underwriting fees	83	97	270	336
Consulting fees	96	68	263	223
All other	684	587	2,114	1,800
Total other	$2,295	$2,001	$6,305	$6,148

Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Income taxes at 34% statutory rate	$1,309	$1,347	$4,072	$3,903
Effect of nontaxable income
Interest income on tax exempt municipal securities	(501)	(433)	(1,498)	(1,278)
Earnings on corporate owned life insurance policies	(62)	(63)	(189)	(185)
Effect of tax credits	(187)	(191)	(575)	(588)
Other	(158)	(27)	(235)	(79)
Total effect of nontaxable income	(908)	(714)	(2,497)	(2,130)
Effect of nondeductible expenses	43	41	121	120
Federal income tax expense	$444	$674	$1,696	$1,893
Note 10 – Fair Value
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
The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$8,535	Cash crop inventory	40%
		Other inventory	75%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,902	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
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

The table below lists the quantitative fair value information related to foreclosed assets as of:

	September 30, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,041	Real Estate	20% - 25%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,412	Real Estate	20% - 30%
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$25,531	$25,531	$25,531	$—	$—
Certificates of deposit held in other financial institutions	580	580	—	580	—
Mortgage loans AFS	421	434	—	434	—
Total loans	822,299	822,077	—	—	822,077
Less allowance for loan and lease losses	10,400	10,400	—	—	10,400
Net loans	811,899	811,677	—	—	811,677
Accrued interest receivable	6,906	6,906	6,906	—	—
Equity securities without readily determinable fair values (1)	19,063	19,063	—	—	—
OMSRs	2,577	2,655	—	2,655	—
LIABILITIES
Deposits without stated maturities	637,320	637,320	637,320	—	—
Deposits with stated maturities	444,570	445,129	—	445,129	—
Borrowed funds	290,438	293,881	—	293,881	—
Accrued interest payable	563	563	563	—	—

	December 31, 2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$41,558	$41,558	$41,558	$—	$—
Certificates of deposit held in other financial institutions	580	582	—	582	—
Mortgage loans AFS	1,104	1,123	—	1,123	—
Total loans	808,037	808,246	—	—	808,246
Less allowance for loan and lease losses	11,500	11,500	—	—	11,500
Net loans	796,537	796,746	—	—	796,746
Accrued interest receivable	5,442	5,442	5,442	—	—
Equity securities without readily determinable fair values (1)	18,293	18,293	—	—	—
OMSRs	2,555	2,667	—	2,667	—
LIABILITIES
Deposits without stated maturities	593,754	593,754	593,754	—	—
Deposits with stated maturities	450,012	452,803	—	452,803	—
Borrowed funds	279,326	283,060	—	283,060	—
Accrued interest payable	633	633	633	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2014				December 31, 2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$—	$—	$—	$—	$525	$—	$525	$—
AFS securities
Government-sponsored enterprises	23,917	—	23,917	—	23,745	—	23,745	—
States and political subdivisions	223,545	—	223,545	—	201,988	—	201,988	—
Auction rate money market preferred	2,863	—	2,863	—	2,577	—	2,577	—
Preferred stocks	6,173	6,173	—	—	5,827	5,827	—	—
Mortgage-backed securities	170,767	—	170,767	—	144,115	—	144,115	—
Collateralized mortgage obligations	147,815	—	147,815	—	133,810	—	133,810	—
Total AFS securities	575,080	6,173	568,907	—	512,062	5,827	506,235	—
Nonrecurring items
Impaired loans (net of the ALLL)	8,535	—	—	8,535	13,902	—	—	13,902
Foreclosed assets	1,041	—	—	1,041	1,412	—	—	1,412
Total	$584,656	$6,173	$568,907	$9,576	$527,901	$5,827	$506,760	$15,314
Percent of assets and liabilities measured at fair value		1.06%	97.31%	1.63%		1.10%	96.00%	2.90%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the:

	Three Months Ended September 30
	2014			2013
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$—	$—	$—	$(5)	$—	$(5)
Nonrecurring items
Foreclosed assets	—	(20)	(20)		(39)	(39)
Total	$—	$(20)	$(20)	$(5)	$(39)	$(44)

	Nine Months Ended September 30
	2014			2013
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(5)	$—	$(5)	$(23)	$—	$(23)
Nonrecurring items
Foreclosed assets	—	(83)	(83)	—	(131)	(131)
Total	$(5)	$(83)	$(88)	$(23)	$(131)	$(154)

Note 11 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2014			2013
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, July 1	$2,602	$(2,134)	$468	$(477)	$(3,671)	$(4,148)
OCI before reclassifications	(1,326)	—	(1,326)	665	—	665
Amounts reclassified from AOCI	(97)	—	(97)	(72)	—	(72)
Subtotal	(1,423)	—	(1,423)	593	—	593
Tax effect	469	—	469	(447)	—	(447)
OCI, net of tax	(954)	—	(954)	146	—	146
Balance, September 30	$1,648	$(2,134)	$(486)	$(331)	$(3,671)	$(4,002)

	Nine Months Ended September 30
	2014			2013
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$(4,207)	$(2,134)	$(6,341)	$8,678	$(3,671)	$5,007
OCI before reclassifications	8,642	—	8,642	(13,293)	—	(13,293)
Amounts reclassified from AOCI	(97)	—	(97)	(171)	—	(171)
Subtotal	8,545	—	8,545	(13,464)	—	(13,464)
Tax effect	(2,690)	—	(2,690)	4,455	—	4,455
OCI, net of tax	5,855	—	5,855	(9,009)	—	(9,009)
Balance, September 30	$1,648	$(2,134)	$(486)	$(331)	$(3,671)	$(4,002)
Included in OCI for the three and nine month periods ended September 30, 2014 and 2013 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2014			2013
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$253	$(1,579)	$(1,326)	$(653)	$1,318	$665
Reclassification adjustment for net realized (gains) losses included in net income	—	(97)	(97)	—	(72)	(72)
Net unrealized gains (losses)	253	(1,676)	(1,423)	(653)	1,246	593
Tax effect	—	469	469	—	(447)	(447)
Unrealized gains (losses), net of tax	$253	$(1,207)	$(954)	$(653)	$799	$146

	Nine Months Ended September 30
	2014			2013
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$253	$8,389	$8,642	$(358)	$(12,935)	$(13,293)
Reclassification adjustment for net realized (gains) losses included in net income	—	(97)	(97)	—	(171)	(171)
Net unrealized gains (losses)	253	8,292	8,545	(358)	(13,106)	(13,464)
Tax effect	—	(2,690)	(2,690)	—	4,455	4,455
Unrealized gains (losses), net of tax	$253	$5,602	$5,855	$(358)	$(8,651)	$(9,009)
The following table details reclassification adjustments and the related affected line items on our interim condensed consolidated statements of income for the noted periods:

Details about AOCI components	Amount Reclassified from AOCI				Affected Line Item in the Interim Condensed Consolidated Statements of Income
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Unrealized holding gains (losses) on AFS securities
	$97	$72	$97	$171	Net gains (losses) on sale of AFS securities
	97	72	97	171	Income before federal income tax expense
	33	24	33	58	Federal income tax expense
	$64	$48	$64	$113	Net income

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2014	December 31 2013
ASSETS
Cash on deposit at the Bank	$2,353	$529
AFS securities	3,279	3,542
Investments in subsidiaries	121,580	110,192
Premises and equipment	1,959	2,013
Other assets	54,604	54,223
TOTAL ASSETS	$183,775	$170,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$11,699	$9,890
Shareholders' equity	172,076	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,775	$170,499
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Income
Dividends from subsidiaries	$1,750	$1,500	$4,750	$4,500
Interest income	36	39	114	123
Management fee and other	717	637	1,945	1,704
Total income	2,503	2,176	6,809	6,327
Expenses
Compensation and benefits	866	680	2,470	2,061
Occupancy and equipment	293	132	514	362
Audit and related fees	109	98	278	256
Other	360	230	926	731
Total expenses	1,628	1,140	4,188	3,410
Income before income tax benefit and equity in undistributed earnings of subsidiaries	875	1,036	2,621	2,917
Federal income tax benefit	298	161	730	549
Income before equity in undistributed earnings of subsidiaries	1,173	1,197	3,351	3,466
Undistributed earnings of subsidiaries	2,232	2,089	6,928	6,120
Net income	$3,405	$3,286	$10,279	$9,586

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2014	2013
Operating activities
Net income	$10,279	$9,586
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(6,928)	(6,120)
Undistributed earnings of equity securities without readily determinable fair values	231	14
Share-based payment awards	382	423
Depreciation	109	136
Net amortization of AFS securities	1	1
Changes in operating assets and liabilities which provided (used) cash
Other assets	89	(65)
Accrued interest and other liabilities	1,242	939
Net cash provided by (used in) operating activities	5,405	4,914
Investing activities
Maturities, calls, and sales of AFS securities	250	395
Purchases of premises and equipment	(23)	(140)
Advances to subsidiaries, net of repayments	641	(99)
Net cash provided by (used in) investing activities	868	156
Financing activities
Net increase (decrease) in borrowed funds	600	(800)
Cash dividends paid on common stock	(5,091)	(4,838)
Proceeds from the issuance of common stock	2,845	2,754
Common stock repurchased	(2,550)	(1,815)
Common stock purchased for deferred compensation obligations	(253)	(285)
Net cash provided by (used in) financing activities	(4,449)	(4,984)
Increase (decrease) in cash and cash equivalents	1,824	86
Cash and cash equivalents at beginning of period	529	332
Cash and cash equivalents at end of period	$2,353	$418
Note 13 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2014 and 2013 and each of the three and nine month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the three and nine month periods ended September 30, 2014 and 2013. This analysis should be read in conjunction with our 2013 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine month periods ended September 30, 2014, we reported record net income of $3,405 and $10,279 and earnings per common share of $0.44 and $1.33, respectively. Our continued strong earnings have primarily been the result of a continued improvement in various credit quality indicators. These improvements continue to drive declines in the level of the ALLL in both amount and as a percentage of gross loans, resulting in a reversal of provision for loan losses of $604 for the nine month period ended September 30, 2014. Net loans charged-off during the first nine months of 2014 were $496 as compared to $1,202 in the first nine months of 2013. Additionally, we continue to see reductions in loans classified as less than satisfactory. While we experienced reductions in net loans charged-off and in the level of loans classified as less than satisfactory, nonaccrual loans have increased since December 31, 2013. This increase was primarily the result of one loan being classified as nonaccrual in the first quarter of 2014. This loan is well collateralized and closely monitored by management.
While competition for high quality commercial loans continues to be intense, we were able to grow our commercial loan portfolio in the first nine months of 2014 by $24,720 without relaxing our underwriting standards. The growth in commercial and agricultural loans was partially offset by declines in both residential real estate and consumer loans, resulting in a net increase in total loans of $14,262 for the year. The lack of demand for residential real estate loans continues to result in noticeable declines in loan fees and the gain on sale of mortgage loans.
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

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
INCOME STATEMENT DATA
Interest income	$13,483	$13,391	$13,364	$13,603	$13,505
Interest expense	2,498	2,468	2,500	2,683	2,736
Net interest income	10,985	10,923	10,864	10,920	10,769
Provision for loan losses	(162)	(200)	(242)	245	351
Noninterest income	2,216	2,434	2,249	2,130	2,862
Noninterest expenses	9,514	9,300	9,486	9,578	9,320
Federal income tax expense	444	692	560	303	674
Net Income	$3,405	$3,565	$3,309	$2,924	$3,286
PER SHARE
Basic earnings	$0.44	$0.46	$0.43	$0.38	$0.43
Diluted earnings	$0.43	$0.45	$0.42	$0.37	$0.42
Dividends	$0.22	$0.22	$0.22	$0.21	$0.21
Tangible book value*	$16.33	$16.08	$15.82	$15.62	$15.43
Market value
High	$24.00	$23.50	$23.94	$24.84	$25.50
Low	$21.73	$22.44	$21.73	$21.12	$23.40
Close*	$23.60	$22.95	$23.00	$23.85	$24.85
Common shares outstanding*	7,740,730	7,735,156	7,727,547	7,723,023	7,709,781
PERFORMANCE RATIOS (annualized)
Return on average total assets	0.89%	0.95%	0.88%	0.80%	0.91%
Return on average shareholders' equity	7.91%	8.43%	8.04%	7.18%	8.27%
Return on average tangible shareholders' equity	10.88%	11.59%	10.92%	9.78%	11.16%
Net interest margin yield (FTE)	3.39%	3.43%	3.42%	3.50%	3.48%
BALANCE SHEET DATA*
Gross loans	$822,299	$816,307	$808,411	$808,037	$807,849
AFS securities	$575,080	$550,518	$555,144	$512,062	$501,057
Total assets	$1,553,974	$1,522,135	$1,513,371	$1,493,137	$1,459,341
Deposits	$1,081,890	$1,060,928	$1,065,935	$1,043,766	$1,023,931
Borrowed funds	$290,438	$279,457	$272,536	$279,326	$266,001
Shareholders' equity	$172,076	$171,099	$165,971	$160,609	$161,305
Gross loans to deposits	76.01%	76.94%	75.84%	77.42%	78.90%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$290,697	$290,590	$292,382	$293,665	$294,999
Assets managed by our Investment and Trust Services Department	$374,878	$374,092	$358,811	$351,420	$351,505
Total assets under management	$2,219,549	$2,186,817	$2,164,564	$2,138,222	$2,105,845
ASSET QUALITY*
Nonperforming loans to gross loans	0.57%	0.58%	0.65%	0.42%	0.53%
Nonperforming assets to total assets	0.37%	0.38%	0.42%	0.32%	0.37%
ALLL to gross loans	1.26%	1.31%	1.37%	1.42%	1.44%
CAPITAL RATIOS*
Shareholders' equity to assets	11.07%	11.24%	10.97%	10.76%	11.05%
Tier 1 capital to average assets	8.47%	8.50%	8.38%	8.46%	8.45%
Tier 1 risk-based capital	13.86%	13.84%	13.88%	13.67%	13.75%
Total risk-based capital	15.11%	15.09%	15.13%	14.92%	15.00%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the nine month periods ended:

	September 30 2014	September 30 2013	September 30 2012	September 30 2011	September 30 2010
INCOME STATEMENT DATA
Interest income	$40,238	$40,473	$42,556	$43,439	$42,677
Interest expense	7,466	8,338	10,372	12,224	12,987
Net interest income	32,772	32,135	32,184	31,215	29,690
Provision for loan losses	(604)	866	1,100	2,383	3,231
Noninterest income	6,899	8,045	8,844	5,785	6,671
Noninterest expenses	28,300	27,835	27,889	25,879	25,249
Federal income tax expense	1,696	1,893	2,344	1,239	1,154
Net Income	$10,279	$9,586	$9,695	$7,499	$6,727
PER SHARE
Basic earnings	$1.33	$1.25	$1.28	$0.99	$0.89
Diluted earnings	$1.30	$1.22	$1.24	$0.97	$0.87
Dividends	$0.66	$0.63	$0.60	$0.57	$0.54
Tangible book value*	$16.33	$15.43	$14.65	$20.53	$19.59
Market value
High	$24.00	$26.00	$24.98	$19.25	$19.00
Low	$21.73	$21.55	$22.30	$17.10	$15.75
Close*	$23.60	$24.85	$22.50	$18.75	$17.39
Common shares outstanding*	7,740,730	7,709,781	7,611,350	7,578,257	7,532,859
PERFORMANCE RATIOS (annualized)
Return on average total assets	0.90%	0.89%	0.94%	0.79%	0.77%
Return on average shareholders' equity	8.13%	7.84%	8.37%	6.84%	6.35%
Return on average tangible shareholders' equity	10.95%	11.02%	11.96%	10.17%	9.54%
Net interest margin yield (FTE)	3.41%	3.50%	3.72%	3.90%	4.04%
BALANCE SHEET DATA*
Gross loans	$822,299	$807,849	$766,751	$750,163	$726,069
AFS securities	$575,080	$501,057	$467,414	$415,879	$302,212
Total assets	$1,553,974	$1,459,341	$1,389,138	$1,324,093	$1,215,098
Deposits	$1,081,890	$1,023,931	$989,491	$942,441	$861,066
Borrowed funds	$290,438	$266,001	$226,580	$216,888	$198,895
Shareholders' equity	$172,076	$161,305	$164,147	$155,579	$147,596
Gross loans to deposits	76.01%	78.90%	77.49%	79.60%	84.32%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$290,697	$294,999	$304,523	$303,063	$313,102
Assets managed by our Investment and Trust Services Department	$374,878	$351,505	$321,661	$284,286	$288,798
Total assets under management	$2,219,549	$2,105,845	$2,015,322	$1,911,442	$1,816,998
ASSET QUALITY*
Nonperforming loans to gross loans	0.57%	0.53%	0.98%	0.81%	1.15%
Nonperforming assets to total assets	0.37%	0.37%	0.68%	0.61%	0.86%
ALLL to gross loans	1.26%	1.44%	1.57%	1.65%	1.79%
CAPITAL RATIOS*
Shareholders' equity to assets	11.07%	11.05%	11.82%	11.75%	12.15%
Tier 1 capital to average assets	8.47%	8.45%	8.27%	8.10%	8.28%
Tier 1 risk-based capital	13.86%	13.75%	13.35%	12.43%	12.42%
Total risk-based capital	15.11%	15.00%	14.60%	13.68%	13.67%
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

	Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$817,364	$9,863	4.83%	$808,541	$9,799	4.85%	$806,128	$10,330	5.13%
Taxable investment securities	358,547	2,016	2.25%	353,878	1,993	2.25%	330,832	1,787	2.16%
Nontaxable investment securities	196,522	2,359	4.80%	194,307	2,376	4.89%	166,122	2,056	4.95%
Trading account securities	—	—	—%	172	2	4.65%	815	11	5.40%
Other	28,431	119	1.67%	21,421	112	2.09%	23,690	106	1.79%
Total earning assets	1,400,864	14,357	4.10%	1,378,319	14,282	4.14%	1,327,587	14,290	4.31%
NONEARNING ASSETS
Allowance for loan losses	(10,705)			(11,208)			(11,867)
Cash and demand deposits due from banks	20,360			17,403			18,430
Premises and equipment	25,872			25,960			26,160
Accrued income and other assets	98,853			97,187			90,993
Total assets	$1,535,244			$1,507,661			$1,451,303
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$193,659	40	0.08%	$192,798	39	0.08%	$183,795	40	0.09%
Savings deposits	265,814	94	0.14%	257,628	91	0.14%	245,318	94	0.15%
Time deposits	447,046	1,428	1.28%	455,592	1,459	1.28%	454,387	1,608	1.42%
Borrowed funds	274,358	936	1.36%	263,606	879	1.33%	260,308	994	1.53%
Total interest bearing liabilities	1,180,877	2,498	0.85%	1,169,624	2,468	0.84%	1,143,808	2,736	0.96%
NONINTEREST BEARING LIABILITIES
Demand deposits	171,085			158,804			139,519
Other	11,114			10,166			9,117
Shareholders’ equity	172,168			169,067			158,859
Total liabilities and shareholders’ equity	$1,535,244			$1,507,661			$1,451,303
Net interest income (FTE)		$11,859			$11,814			$11,554
Net yield on interest earning assets (FTE)			3.39%			3.43%			3.48%

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$810,572	$29,413	4.84%	$784,593	$30,940	5.26%
Taxable investment securities	355,146	6,007	2.26%	338,527	5,419	2.13%
Nontaxable investment securities	193,276	7,056	4.87%	161,472	6,080	5.02%
Trading account securities	232	9	5.17%	1,180	45	5.08%
Other	25,485	384	2.01%	25,866	331	1.71%
Total earning assets	1,384,711	42,869	4.13%	1,311,638	42,815	4.35%
NONEARNING ASSETS
ALLL	(11,182)			(11,947)
Cash and demand deposits due from banks	18,484			18,083
Premises and equipment	25,950			26,005
Accrued income and other assets	96,915			97,513
Total assets	$1,514,878			$1,441,292
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$194,744	120	0.08%	$183,879	121	0.09%
Savings deposits	258,807	279	0.14%	242,989	275	0.15%
Time deposits	451,329	4,368	1.29%	458,767	5,042	1.47%
Borrowed funds	269,325	2,699	1.34%	245,344	2,900	1.58%
Total interest bearing liabilities	1,174,205	7,466	0.85%	1,130,979	8,338	0.98%
NONINTEREST BEARING LIABILITIES
Demand deposits	161,688			138,654
Other	10,380			8,631
Shareholders’ equity	168,605			163,028
Total liabilities and shareholders’ equity	$1,514,878			$1,441,292
Net interest income (FTE)		$35,403			$34,477
Net yield on interest earning assets (FTE)			3.41%			3.50%
Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, AFS securities, and trading securities, thus making year to year comparisons more meaningful. Included in interest income are loan fees for the three and nine month periods ended:

	Three Months Ended			Nine Months Ended
	September 30 2014	June 30 2014	September 30 2013	September 30 2014	September 30 2013
Loan fees	$488	$566	$738	$1,530	$2,421

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

	Three Months Ended September 30, 2014 Compared to June 30, 2014 Increase (Decrease) Due to			Three Months Ended September 30, 2014 Compared to September 30, 2013 Increase (Decrease) Due to			Nine Months Ended September 30, 2014 Compared to September 30, 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$107	$(43)	$64	$142	$(609)	$(467)	$1,000	$(2,527)	$(1,527)
Taxable AFS securities	26	(3)	23	154	75	229	273	315	588
Nontaxable AFS securities	27	(44)	(17)	367	(64)	303	1,166	(190)	976
Trading securities	(1)	(1)	(2)	(5)	(6)	(11)	(37)	1	(36)
Other	32	(25)	7	20	(7)	13	(5)	58	53
Total changes in interest income	191	(116)	75	678	(611)	67	2,397	(2,343)	54
Changes in interest expense
Interest bearing demand deposits	—	1	1	2	(2)	—	7	(8)	(1)
Savings deposits	3	—	3	8	(8)	—	17	(13)	4
Time deposits	(27)	(4)	(31)	(26)	(154)	(180)	(81)	(593)	(674)
Borrowed funds	36	21	57	52	(110)	(58)	267	(468)	(201)
Total changes in interest expense	12	18	30	36	(274)	(238)	210	(1,082)	(872)
Net change in interest margin (FTE)	$179	$(134)	$45	$642	$(337)	$305	$2,187	$(1,261)	$926
Our net yield on interest earning assets remains at historically low levels which is a direct result of FRB monetary policy. While we do anticipate that the FRB will increase short term interest rates in 2015, we do not expect any significant improvements in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. In the interim, net interest income will increase only through continued balance sheet growth.

	Average Yield / Rate for the Three Month Periods Ended:
	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Total earning assets	4.10%	4.14%	4.14%	4.30%	4.31%
Total interest bearing liabilities	0.85%	0.84%	0.85%	0.94%	0.96%
Net yield on interest earning assets (FTE)	3.39%	3.43%	3.42%	3.50%	3.48%

	Quarter to Date Net Interest Income (FTE)
	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Total interest income (FTE)	$14,357	$14,282	$14,242	$14,441	$14,290
Total interest expense	2,498	2,468	2,500	2,683	2,736
Net interest income (FTE)	$11,859	$11,814	$11,742	$11,758	$11,554
One of the the primary contributors to the decline in the net yield on interest earning assets during 2014 was a drastic decline in loan fees. Loan fees have declined as the demand for residential mortgage loans has diminished and the competition for commercial loans remains intense. As shown in the following table, the net yield on interest earning assets and net interest income excluding the impact of loan fees (FTE) has remained essentially unchanged since the third quarter of 2013.

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Net interest income (FTE)	$11,859	$11,814	$11,742	$11,758	$11,554
Less loan fees	488	566	476	761	738
Net interest income excluding loan fees (FTE)	$11,371	$11,248	$11,266	$10,997	$10,816
Net yield on interest earning assets excluding loan fees (FTE)	3.25%	3.26%	3.28%	3.27%	3.26%
Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned credit risk ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks that reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following table summarizes our charge-off and recovery activity for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
ALLL at beginning of period	$10,700	$11,700	$11,500	$11,936
Loans charged-off
Commercial and agricultural	163	406	465	851
Residential real estate	180	94	557	681
Consumer	73	102	255	311
Total loans charged-off	416	602	1,277	1,843
Recoveries
Commercial and agricultural	171	66	477	289
Residential real estate	68	38	190	152
Consumer	39	47	114	200
Total recoveries	278	151	781	641
Net loans charged-off	138	451	496	1,202
Provision for loan losses	(162)	351	(604)	866
ALLL at end of period	$10,400	$11,600	$10,400	$11,600
Net loans charged-off to average loans outstanding	0.02%	0.06%	0.06%	0.15%

The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Total loans charged-off	$416	$411	$450	$497	$602
Total recoveries	278	211	292	152	151
Net loans charged-off	138	200	158	345	451
Net loans charged-off to average loans outstanding	0.02%	0.02%	0.02%	0.04%	0.06%
Provision for loan losses	$(162)	$(200)	$(242)	$245	$351
Provision for loan losses to average loans outstanding	(0.02)%	(0.02)%	(0.03)%	0.03%	0.04%
ALLL	$10,400	$10,700	$11,100	$11,500	$11,600
ALLL as a% of loans at end of period	1.26%	1.31%	1.37%	1.42%	1.44%
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

	Total Past Due and Nonaccrual
	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Commercial and agricultural	$3,904	$5,045	$4,986	$3,621	$5,371
Residential real estate	4,011	4,613	7,067	7,008	6,339
Consumer	134	98	113	259	152
Total	$8,049	$9,756	$12,166	$10,888	$11,862
Total past due and nonaccrual loans to gross loans	0.98%	1.20%	1.50%	1.35%	1.47%
Loans past due and nonaccrual have continued to decline during the third quarter of 2014. Overall, declines in past due and nonaccrual loans during 2014 are the result of strengthened loan performance, as the majority of the loans were current as of September 30, 2014.
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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of September 30, 2014 or December 31, 2013.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended September 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2014	162	$21,265	18	$2,927	180	$24,192
New modifications	7	266	—	—	7	266
Principal advances (payments)	—	(241)	—	34	—	(207)
Loans paid-off	(5)	(101)	(1)	(2)	(6)	(103)
Partial charge-off	—	—	—	(75)	—	(75)
Balances charged-off	(2)	(7)	(1)	(51)	(3)	(58)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	109	(1)	(109)	—	—
Transfers to nonaccrual status	(1)	(55)	1	55	—	—
September 30, 2014	162	$21,236	16	$2,779	178	$24,015

	Nine Months Ended September 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	25	1,254	4	245	29	1,499
Principal advances (payments)	—	(1,323)	—	(40)	—	(1,363)
Loans paid-off	(20)	(1,371)	(3)	(90)	(23)	(1,461)
Partial charge-off	—	(70)	—	(193)	—	(263)
Balances charged-off	(3)	(13)	(1)	(51)	(4)	(64)
Transfers to OREO	—	—	(4)	(198)	(4)	(198)
Transfers to accrual status	4	429	(4)	(429)	—	—
Transfers to nonaccrual status	(9)	(2,093)	9	2,093	—	—
September 30, 2014	162	$21,236	16	$2,779	178	$24,015

	Three Months Ended September 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2013	123	$19,134	15	$1,723	138	$20,857
New modifications	18	1,262	4	326	22	1,588
Principal advances (payments)	—	(180)	—	(22)	—	(202)
Loans paid-off	(4)	(1,273)	(1)	(103)	(5)	(1,376)
Partial charge-off	—	—	—	(197)	—	(197)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(4)	(333)	(4)	(333)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(3)	(317)	3	317	—	—
September 30, 2013	134	$18,626	17	$1,711	151	$20,337

	Nine Months Ended September 30, 2013
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	40	5,673	5	424	45	6,097
Principal advances (payments)	—	(643)	—	(265)	—	(908)
Loans paid-off	(14)	(2,492)	(6)	(800)	(20)	(3,292)
Partial charge-off	—	(15)	—	(408)	—	(423)
Balances charged-off	(3)	(147)	—	—	(3)	(147)
Transfers to OREO	—	—	(5)	(345)	(5)	(345)
Transfers to accrual status	1	105	(1)	(105)	—	—
Transfers to nonaccrual status	(5)	(386)	5	386	—	—
September 30, 2013	134	$18,626	17	$1,711	151	$20,337
The following table summarizes our TDRs as of:

	September 30, 2014			December 31, 2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$20,410	$868	$21,278	$21,690	$1,189	$22,879	$(1,601)
Past due 30-59 days	635	307	942	2,158	37	2,195	(1,253)
Past due 60-89 days	191	4	195	575	—	575	(380)
Past due 90 days or more	—	1,600	1,600	—	216	216	1,384
Total	$21,236	$2,779	$24,015	$24,423	$1,442	$25,865	$(1,850)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2014			December 31, 2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$10,254	$10,614	$1,303	$10,663	$11,193	$1,585
Commercial other	778	1,008	4	1,310	1,340	62
Agricultural real estate	1,443	1,443	—	1,459	1,459	30
Agricultural other	67	187	—	79	199	—
Residential real estate senior liens	11,156	11,761	2,064	12,266	12,841	2,010
Residential real estate junior liens	99	99	20	20	20	4
Home equity lines of credit	159	459	16	—	—	—
Consumer secured	59	59	1	68	69	—
Total TDRs	24,015	25,630	3,408	25,865	27,121	3,691
Other impaired loans
Commercial real estate	841	1,077	11	1,707	2,193	330
Commercial other	82	82	—	136	217	58
Agricultural real estate	115	115	—	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	1,269	1,918	195	1,795	2,473	268
Residential real estate junior liens	142	152	30	28	45	5
Home equity lines of credit	100	200	10	193	493	—
Consumer secured	10	10	—	51	79	—
Total other impaired loans	2,559	3,554	246	3,910	5,500	661
Total impaired loans	$26,574	$29,184	$3,654	$29,775	$32,621	$4,352
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Nonaccrual loans	$4,496	$4,587	$4,345	$3,244	$3,812
Accruing loans past due 90 days or more	164	119	893	142	457
Total nonperforming loans	4,660	4,706	5,238	3,386	4,269
Foreclosed assets	1,041	1,132	1,126	1,412	1,186
Total nonperforming assets	$5,701	$5,838	$6,364	$4,798	$5,455
Nonperforming loans as a % of total loans	0.57%	0.58%	0.65%	0.42%	0.53%
Nonperforming assets as a % of total assets	0.37%	0.38%	0.42%	0.32%	0.37%
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

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	September 30 2014	December 31 2013
Commercial and agricultural	$2,071	$833
Residential real estate	708	609
Total	$2,779	$1,442
The following table lists individually significant commercial and agricultural loan relationships in nonaccrual status as of September 30, 2014 and December 31, 2013. To be classified as individually significant, the recorded investment in nonaccrual loans to each borrower must have exceeded $1,000 as of the end of either period.

	September 30, 2014			December 31, 2013
	Outstanding Balance	Specific Allocation		Outstanding Balance	Specific Allocation
Borrower 1	$1,179	$—	[1]	$—	$—
Others not individually significant	3,317			3,244
Total	$4,496			$3,244
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
We believe that the level of the ALLL is appropriate as of September 30, 2014 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2014	2013	$	%
Service charges and fees
NSF and overdraft fees	$565	$601	$(36)	(5.99)%
ATM and debit card fees	538	509	29	5.70%
Freddie Mac servicing fee	178	183	(5)	(2.73)%
Service charges on deposit accounts	92	96	(4)	(4.17)%
Net OMSRs income (loss)	(41)	278	(319)	(114.75)%
All other	34	33	1	3.03%
Total service charges and fees	1,366	1,700	(334)	(19.65)%
Gain on sale of mortgage loans	170	215	(45)	(20.93)%
Earnings on corporate owned life insurance policies	182	185	(3)	(1.62)%
Gains (losses) on sale of AFS securities	97	72	25	34.72%
Other
Trust and brokerage advisory fees	506	466	40	8.58%
Other	(105)	224	(329)	(146.88)%
Total other	401	690	(289)	(41.88)%
Total noninterest income	$2,216	$2,862	$(646)	(22.57)%

	Nine Months Ended September 30
			Change
	2014	2013	$	%
Service charges and fees
NSF and overdraft fees	$1,630	$1,675	$(45)	(2.69)%
ATM and debit card fees	1,559	1,453	106	7.30%
Freddie Mac servicing fee	541	554	(13)	(2.35)%
Service charges on deposit accounts	267	281	(14)	(4.98)%
Net OMSRs income (loss)	22	374	(352)	(94.12)%
All other	101	89	12	13.48%
Total service charges and fees	4,120	4,426	(306)	(6.91)%
Gain on sale of mortgage loans	436	822	(386)	(46.96)%
Earnings on corporate owned life insurance policies	556	544	12	2.21%
Gains (losses) on sale of AFS securities	97	171	(74)	(43.27)%
Other
Trust and brokerage advisory fees	1,532	1,359	173	12.73%
Other	158	723	(565)	(78.15)%
Total other	1,690	2,082	(392)	(18.83)%
Total noninterest income	$6,899	$8,045	$(1,146)	(14.24)%

Significant changes in noninterest income are detailed below:

•
As customers continue to increase their dependence on ATM and debit cards, we have realized a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of ATM and debit cards increase.

•
Offering rates on residential mortgage loans, as well as the decline in loan demand, are the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSRs income (loss). As a result of the lack of demand in residential mortgage loan originations, we are experiencing declines in both the gain on sale of mortgage loans and net OMSRs income (loss). As mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity will likely remain soft, we do not anticipate any significant changes in origination volumes or the gain on sale of mortgage loans.

•
We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several mortgage-backed securities pools in 2014 and 2013 that made economic sense to sell. We do not anticipate any significant investment sales for the remainder of 2014.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We expect this trend to continue.

•
The fluctuations in all other income is spread throughout various categories, none of which are individually significant. We do not anticipate any significant fluctuations from current levels for the remainder of 2014.

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2014	2013	$	%
Compensation and benefits
Employee salaries	$4,026	$3,920	$106	2.70%
Employee benefits	1,148	1,420	(272)	(19.15)%
Total compensation and benefits	5,174	5,340	(166)	(3.11)%
Furniture and equipment
Service contracts	660	603	57	9.45%
Depreciation	485	488	(3)	(0.61)%
ATM and debit card fees	188	191	(3)	(1.57)%
All other	15	21	(6)	(28.57)%
Total furniture and equipment	1,348	1,303	45	3.45%
Occupancy
Outside services	168	168	—	—%
Depreciation	175	166	9	5.42%
Utilities	128	127	1	0.79%
Property taxes	131	124	7	5.65%
All other	95	91	4	4.40%
Total occupancy	697	676	21	3.11%
Other
Marketing and community relations	512	271	241	88.93%
FDIC insurance premiums	196	267	(71)	(26.59)%
Directors fees	191	203	(12)	(5.91)%
Audit and related fees	185	189	(4)	(2.12)%
Education and travel	154	110	44	40.00%
Postage and freight	105	103	2	1.94%
Printing and supplies	89	106	(17)	(16.04)%
Loan underwriting fees	83	97	(14)	(14.43)%
Consulting fees	96	68	28	41.18%
All other	684	587	97	16.52%
Total other	2,295	2,001	294	14.69%
Total noninterest expenses	$9,514	$9,320	$194	2.08%

	Nine Months Ended September 30
			Change
	2014	2013	$	%
Compensation and benefits
Employee salaries	$12,114	$11,640	$474	4.07%
Employee benefits	3,931	4,381	(450)	(10.27)%
Total compensation and benefits	16,045	16,021	24	0.15%
Furniture and equipment
Service contracts	1,871	1,673	198	11.84%
Depreciation	1,379	1,411	(32)	(2.27)%
ATM and debit card fees	542	544	(2)	(0.37)%
All other	43	56	(13)	(23.21)%
Total furniture and equipment	3,835	3,684	151	4.10%
Occupancy
Outside services	543	489	54	11.04%
Depreciation	523	492	31	6.30%
Utilities	403	382	21	5.50%
Property taxes	396	393	3	0.76%
All other	250	226	24	10.62%
Total occupancy	2,115	1,982	133	6.71%
Other
Marketing and community relations	966	945	21	2.22%
FDIC insurance premiums	619	812	(193)	(23.77)%
Directors fees	569	607	(38)	(6.26)%
Audit and related fees	505	490	15	3.06%
Education and travel	418	348	70	20.11%
Postage and freight	303	296	7	2.36%
Printing and supplies	278	291	(13)	(4.47)%
Loan underwriting fees	270	336	(66)	(19.64)%
Consulting fees	263	223	40	17.94%
All other	2,114	1,800	314	17.44%
Total other	6,305	6,148	157	2.55%
Total noninterest expenses	$28,300	$27,835	$465	1.67%
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

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is funded by discretionary donations. The affiliated foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were discretionary donations to the foundation of $250 and $200 for the nine month periods ended September 30, 2014 and 2013, respectively.

•
FDIC insurance premiums were elevated in 2013 as a result of us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums have returned to normalized levels and are anticipated to approximate current levels for the remainder of 2014.

•	Loan underwriting fees have declined in 2014 as a result of declines in residential real estate loan originations.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	September 30 2014	December 31 2013	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$25,531	$41,558	$(16,027)	(38.57)%
Certificates of deposit held in other financial institutions	580	580	—	—
Trading securities	—	525	(525)	(100.00)%
AFS securities
Amortized cost of AFS securities	572,087	517,614	54,473	10.52%
Unrealized Gains (losses) on AFS securities	2,993	(5,552)	8,545	N/M
AFS securities	575,080	512,062	63,018	12.31%
Mortgage loans AFS	421	1,104	(683)	(61.87)%
Loans
Gross loans	822,299	808,037	14,262	1.77%
Less allowance for loan and lease losses	10,400	11,500	(1,100)	(9.57)%
Net loans	811,899	796,537	15,362	1.93%
Premises and equipment	25,843	25,719	124	0.48%
Corporate owned life insurance policies	24,957	24,401	556	2.28%
Accrued interest receivable	6,906	5,442	1,464	26.90%
Equity securities without readily determinable fair values	19,063	18,293	770	4.21%
Goodwill and other intangible assets	46,168	46,311	(143)	(0.31)%
Other assets	17,526	20,605	(3,079)	(14.94)%
TOTAL ASSETS	$1,553,974	$1,493,137	$60,837	4.07%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,081,890	$1,043,766	$38,124	3.65%
Borrowed funds	290,438	279,326	11,112	3.98%
Accrued interest payable and other liabilities	9,570	9,436	134	1.42%
Total liabilities	1,381,898	1,332,528	49,370	3.70%
Shareholders’ equity	172,076	160,609	11,467	7.14%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,553,974	$1,493,137	$60,837	4.07%
The following table outlines the changes in loans:

	September 30 2014	December 31 2013	$ Change	% Change (unannualized)
Commercial	$416,824	$392,104	$24,720	6.30%
Agricultural	101,795	92,589	9,206	9.94%
Residential real estate	271,033	289,931	(18,898)	(6.52)%
Consumer	32,647	33,413	(766)	(2.29)%
Total	$822,299	$808,037	$14,262	1.77%

The following table displays loan balances as of:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Commercial	$416,824	$407,791	$399,702	$392,104	$388,973
Agricultural	101,795	97,661	92,059	92,589	92,927
Residential real estate	271,033	278,545	284,586	289,931	291,825
Consumer	32,647	32,310	32,064	33,413	34,124
Total	$822,299	$816,307	$808,411	$808,037	$807,849
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
The following table outlines the changes in deposits:

	September 30 2014	December 31 2013	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$175,634	$158,428	$17,206	10.86%
Interest bearing demand deposits	192,211	192,089	122	0.06%
Savings deposits	269,475	243,237	26,238	10.79%
Certificates of deposit	341,153	362,473	(21,320)	(5.88)%
Brokered certificates of deposit	74,132	56,329	17,803	31.61%
Internet certificates of deposit	29,285	31,210	(1,925)	(6.17)%
Total	$1,081,890	$1,043,766	$38,124	3.65%
The following table displays deposit balances as of:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Noninterest bearing demand deposits	$175,634	$162,537	$158,241	$158,428	$143,013
Interest bearing demand deposits	192,211	186,705	194,407	192,089	186,630
Savings deposits	269,475	260,038	261,444	243,237	245,217
Certificates of deposit	341,153	346,200	356,847	362,473	366,349
Brokered certificates of deposit	74,132	75,031	65,273	56,329	51,410
Internet certificates of deposit	29,285	30,417	29,723	31,210	31,312
Total	$1,081,890	$1,060,928	$1,065,935	$1,043,766	$1,023,931
Overall, deposits have grown considerably since September 30, 2013. As a result of the current interest rate environment, we continue to see declines in certificates of deposits, but these declines have been offset by increases in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. We expect this trend to continue for the foreseeable future.

The current interest rate environment has made it almost impossible to increase net interest income without increasing earning assets. As deposit growth has generally outpaced loan demand, we continue to deploy deposits into purchases of AFS securities to provide additional interest income. In addition to utilizing deposits, we also utilize borrowings and brokered deposits to fund earning assets. We anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
Government sponsored enterprises	$23,917	$24,104	$23,883	$23,745	$24,155
States and political subdivisions	223,545	214,210	219,644	201,988	193,786
Auction rate money market preferred	2,863	2,867	2,755	2,577	2,639
Preferred stocks	6,173	6,214	6,053	5,827	6,144
Mortgage-backed securities	170,767	162,992	157,856	144,115	146,393
Collateralized mortgage obligations	147,815	140,131	144,953	133,810	127,940
Total	$575,080	$550,518	$555,144	$512,062	$501,057
The following table displays borrowed funds balances as of:

	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013
FHLB advances	$182,000	$182,000	$162,000	$162,000	$162,000
Securities sold under agreements to repurchase without stated maturity dates	89,535	87,058	94,741	106,025	81,405
Securities sold under agreements to repurchase with stated maturity dates	1,203	1,199	1,195	11,301	16,296
Federal funds purchased	17,700	9,200	14,600	—	6,300
Total	$290,438	$279,457	$272,536	$279,326	$266,001
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 122,261 shares or $2,845 of common stock during the first nine months of 2014, as compared to 111,904 shares or $2,754 of common stock during the same period in 2013. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $382 and $423 during the nine month periods ended September 30, 2014 and 2013, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 110,680 shares or $2,550 of common stock compared to 73,969 shares for $1,815 during the first nine months of 2014 and 2013, respectively. As of September 30, 2014, we were authorized to repurchase up to an additional 26,716 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the ALLL acquisition intangibles, was 8.47% as of September 30, 2014.
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

	September 30 2014	December 31 2013	Required
Equity Capital	13.86%	13.67%	4.00%
Secondary Capital	1.25%	1.25%	4.00%
Total Capital	15.11%	14.92%	8.00%

Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At September 30, 2014, the Bank exceeded these minimum capital requirements. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on our operations.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2014	December 31 2013
Unfunded commitments under lines of credit	$108,071	$121,959
Commercial and standby letters of credit	3,375	4,169
Commitments to grant loans	21,125	29,096
Total	$132,571	$155,224
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
For further information regarding fair value measurements see “Note 10 – Fair Value” of our notes to the interim condensed consolidated financial statements.

Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, trading securities, and AFS securities. These categories totaled $601,191 or 38.69% of assets as of September 30, 2014 as compared to $554,725 or 37.15% as of December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form AFS securities or loans as collateral. As of September 30, 2014, we had available lines of credit of $111,890.
The following table summarizes our sources and uses of cash for the nine month periods ended September 30:

	2014	2013	$ Variance
Net cash provided by (used in) operating activities	$12,040	$17,746	$(5,706)
Net cash provided by (used in) investing activities	(72,254)	(48,142)	(24,112)
Net cash provided by (used in) financing activities	44,187	27,080	17,107
Increase (decrease) in cash and cash equivalents	(16,027)	(3,316)	(12,711)
Cash and cash equivalents January 1	41,558	24,920	16,638
Cash and cash equivalents September 30	$25,531	$21,604	$3,927
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

Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2014, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following table summarizes our interest rate sensitivity for the:

	12 Months Ending September 30, 2015
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(1.03)%	—	(1.24)%	(2.60)%	(5.01)%	(7.40)%

	24 Months Ending September 30, 2016
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(1.11)%	—	(1.67)%	(0.87)%	(1.70)%	(3.15)%

	12 Months Ending December 31, 2014
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(2.85)%	—	0.25%	(0.28)%	(0.99)%	(2.16)%

	24 Months Ending December 31, 2015
Immediate basis point change assumption (short-term)	(100)	0	100	200	300	400
Percent change in net interest income vs. constant rates	(3.24)%	—	0.04%	0.29%	0.41%	(0.35)%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2014 and December 31, 2013. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	September 30, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$3,580	$—	$100	$—	$—	$—	$3,680	$3,680
Average interest rates	0.34%	—	0.35%	—	—	—	0.34%
Trading securities	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rates	—	—	—	—	—	—	—
AFS securities	$118,904	$100,245	$70,790	$53,291	$47,563	$184,287	$575,080	$575,080
Average interest rates	2.28%	2.13%	2.48%	2.40%	2.48%	2.55%	2.39%
Fixed interest rate loans (1)	$106,995	$99,861	$122,666	$97,838	$73,782	$146,046	$647,188	$646,966
Average interest rates	5.23%	4.90%	4.55%	4.33%	4.46%	4.26%	4.61%
Variable interest rate loans (1)	$69,853	$27,196	$20,875	$14,689	$14,727	$27,771	$175,111	$175,111
Average interest rates	7.06%	4.01%	3.92%	3.41%	3.31%	3.90%	5.09%
Rate sensitive liabilities
Borrowed funds	$150,421	$20,000	$30,000	$40,017	$20,000	$30,000	$290,438	$293,881
Average interest rates	0.32%	1.69%	1.95%	2.35%	3.10%	2.75%	1.30%
Savings and NOW accounts	$41,131	$37,074	$33,300	$29,942	$26,951	$293,288	$461,686	$461,686
Average interest rates	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%	0.12%
Fixed interest rate certificates of deposit	$219,928	$76,618	$61,472	$56,442	$22,813	$6,200	$443,473	$444,032
Average interest rates	0.93%	1.69%	1.57%	1.35%	1.45%	4.61%	1.28%
Variable interest rate certificates of deposit	$748	$349	$—	$—	$—	$—	$1,097	$1,097
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%

	December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$19,903	$480	$—	$—	$—	$—	$20,383	$20,385
Average interest rates	0.25%	1.15%	—	—	—	—	0.27%
Trading securities	$525	$—	$—	$—	$—	$—	$525	$525
Average interest rates	2.77%	—	—	—	—	—	2.77%
AFS securities	$131,892	$73,723	$63,190	$52,078	$37,972	$153,207	$512,062	$512,062
Average interest rates	2.26%	2.23%	2.42%	2.48%	2.48%	2.80%	2.48%
Fixed interest rate loans (1)	$115,183	$94,841	$91,140	$118,479	$85,448	$134,614	$639,705	$639,914
Average interest rates	5.31%	5.17%	4.93%	4.53%	4.33%	4.33%	4.75%
Variable interest rate loans (1)	$69,036	$29,460	$20,332	$14,208	$15,699	$19,597	$168,332	$168,332
Average interest rates	4.76%	3.90%	4.06%	3.36%	3.35%	3.99%	4.19%
Rate sensitive liabilities
Borrowed funds	$126,950	$32,376	$10,000	$30,000	$40,000	$40,000	$279,326	$283,060
Average interest rates	0.43%	0.86%	2.15%	1.95%	2.35%	3.02%	1.35%
Savings and NOW accounts	$47,000	$33,569	$30,200	$27,198	$24,522	$272,837	$435,326	$435,326
Average interest rates	0.19%	0.12%	0.11%	0.11%	0.11%	0.11%	0.12%
Fixed interest rate certificates of deposit	$206,514	$81,038	$58,627	$46,336	$39,214	$17,144	$448,873	$451,664
Average interest rates	0.89%	1.93%	1.95%	1.63%	1.34%	1.66%	1.36%
Variable interest rate certificates of deposit	$764	$375	$—	$—	$—	$—	$1,139	$1,139
Average interest rates	0.04%	0.40%	—	—	—	—	0.16%
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
Item 4. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2014, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on October 22, 2014, to allow for the repurchase of an additional 150,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.
The following table provides information for the three month period ended September 30, 2014, with respect to this plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, June 30				66,812
July 1 - 31	9,399	$22.02	9,399	57,413
August 1 - 31	16,464	22.11	16,464	40,949
September 1 - 30	14,233	23.33	14,233	26,716
Balance, September 30	40,096	$22.52	40,096	26,716

Item 6. Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	November 7, 2014	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2014	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)