Form 10-K
period 2014-12-31
ISABELLA BANK CORP
filed 2015-03-13
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $177,522,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s Common Stock (no par value) was 7,803,852 as of March 10, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 5, 2015	Part III

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
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other filings. You may find it helpful to refer back to this page while reading this report.

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income (loss)	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSR: Originated mortgage servicing rights
ESOP: Employee stock ownership plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PBO: Projected benefit obligation
FDI Act: Federal Deposit Insurance Act	PCAOB: Public Company Accounting Oversight Board
FDIC: Federal Deposit Insurance Corporation	Rabbi Trust: A trust established to fund the Directors Plan
FFIEC: Federal Financial Institutions Examinations Council	SEC: U.S. Securities & Exchange Commission
FRB: Federal Reserve Bank	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	TDR: Troubled debt restructuring
Freddie Mac: Federal Home Loan Mortgage Corporation	XBRL: eXtensible Business Reporting Language
FTE: Fully taxable equivalent

PART I
Item 1. Business. (Dollars in thousands)
General
Isabella Bank Corporation is a registered financial services holding company that was incorporated in September 1988 under Michigan law. The Corporation's sole subsidiary, Isabella Bank, has 27 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, light manufacturing, retail, gaming and tourism, and five colleges and universities.
As used in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 8. Financial Statements and Supplementary Data, references to "the Corporation", “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. Isabella Bank Corporation refers solely to the parent holding company, and the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2014, 2013, and 2012 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.
We are a community bank with a focus on providing high quality, personalized service at a fair price. We offer a broad array of banking services to businesses, institutions, and individuals. We compete with other commercial banks, savings and loan associations, mortgage brokers, finance companies, credit unions, and retail brokerage firms.
Lending activities include loans for commercial and agricultural operating and real estate purposes, residential real estate loans, and consumer loans. We limit lending activities primarily to local markets and have not purchased any loans from the secondary market. We do not make loans to fund leveraged buyouts, have no foreign corporate or government loans, and have limited holdings of corporate debt securities. Our general lending philosophy is to limit concentrations to individuals and business segments. For additional information related to our lending strategies and policies, see “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Deposit services offered include checking accounts, savings accounts, certificates of deposit, direct deposits, cash management services, mobile and internet banking, electronic bill pay services, and automated teller machines. We also offer full service trust and brokerage services.
As of December 31, 2014, we had 361 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
Under Michigan law, if the capital of a Michigan state chartered bank has become impaired by losses or otherwise, the Commissioner of the DIFS may require that the deficiency in capital be met by assessment upon the bank’s shareholders pro rata on the amount of capital stock held by each, and if any such assessment is not paid by any shareholder within 30 days of the date of mailing of notice thereof to such shareholder, cause the sale of the stock of such shareholder to pay such assessment and the costs of sale of such stock.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2014 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
Certain additional information concerning regulatory guidelines for capital adequacy and other regulatory matters is presented herein under the caption “Capital” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Note 14 – Commitments and Other Matters” and “Note 15 – Minimum Regulatory Capital Requirements” of the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.
Isabella Bank
The Bank is supervised and regulated by DIFS and the FRB. The agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, and the safety and soundness of banking practices.
Our deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that assesses insurance premiums based upon a risk matrix that takes into account assets and capital levels and supervisory ratings.
Banking laws and regulations restrict transactions by insured banks owned by a bank holding company, including loans to and certain purchases from the parent holding company, non-bank and bank subsidiaries of the parent holding company, principal shareholders, officers, directors and their affiliates, and investments by the subsidiary bank in the shares or securities of the parent holding company (or any of the other non-bank or bank affiliates), or acceptance of such shares or securities as collateral security for loans to any borrower.
The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to Isabella Bank Corporation. For example, a Michigan state chartered bank may not declare a cash dividend or a dividend in kind except out of net profits then on hand after deducting all losses and bad debts, and then only if it will have a surplus amounting to not less than 20% of its capital after the payment of the dividend. Moreover, a Michigan state chartered bank may not declare or pay any cash dividend or dividend in kind until the cumulative dividends on its preferred stock, if any, have been paid in full. Further, if the surplus of a Michigan state chartered bank is at any time less than the amount of its capital, before the declaration of a cash dividend or dividend in kind, it must transfer to surplus not less than 10% of its net profits for the preceding six months (in the case of quarterly or semi-annual dividends) or the preceding two consecutive six month periods (in the case of annual dividends).
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
Item 1A. Risk Factors.
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
Changes in credit quality and required allowance for loan and lease losses
To manage the credit risk arising from lending activities, our most significant source of credit risk, we maintain what we believe are sound underwriting policies and procedures. We continuously monitor asset quality in order to manage our credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.
We maintain an ALLL to reserve for estimated incurred loan losses and risks within our loan portfolio. The level of the ALLL reflects our evaluation of industry concentrations; specific credit risks; loan loss experience; loan portfolio quality; and economic, political and regulatory conditions. The determination of the appropriate level of the ALLL inherently involves a high degree of subjectivity and requires us to make significant estimates, all of which may undergo material changes.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance funds. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the appropriateness of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defending our business and may lead to penalties.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or otherwise
As part of our business, we collect and retain sensitive and confidential client and customer information on our behalf and other third parties. Despite the security measures we have in place for our facilities and systems, and the security measures of our third party service providers, we may be vulnerable to cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Risks related to cybersecurity continue to evolve within the industry. We continually review and monitor information and data related to cybersecurity to detect and mitigate attacks. A cyber attack could disrupt our operations and have a material adverse effect on our business. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 27 branches, an operations center, a mortgage operations center, and a previous main office building. Our facilities current, planned, and best use is for conducting our current activities, with the exception of approximately 75% of our previous main office location, approximately 25% of the building that houses the Lake Isabella branch, and approximately 25% of the building that houses our mortgage processing operations which are leased to non-related parties. We continually monitor and assess the need for expansion and/or improvement for all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
Item 3. Legal Proceedings.
We are not involved in any material legal proceedings. We are involved in ordinary, routine litigation incidental to our business; however, no such routine proceedings are expected to result in any material adverse effect on our operations, earnings, financial condition, or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,776,274 shares are issued and outstanding as of December 31, 2014. As of that date, there were 3,056 shareholders of record.
Our common stock is traded in the over the counter market.  The common stock is quoted on the OTCQX market tier of the OTC Markets Group Inc.’s ("OTC Markets") electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”.  Other trades in the common stock occur in privately negotiated transactions from time-to-time of which we may have little or no information.
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

	Number of Shares	Sale Price
		Low	High
2014
First Quarter	79,719	$22.25	$23.94
Second Quarter	72,142	22.44	23.50
Third Quarter	94,422	21.73	24.00
Fourth Quarter	67,771	22.10	23.99
	314,054
2013
First Quarter	54,741	$21.55	$25.10
Second Quarter	65,865	24.65	26.00
Third Quarter	105,540	23.40	25.50
Fourth Quarter	116,052	21.12	24.84
	342,198
The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2014	2013
First Quarter	$0.22	$0.21
Second Quarter	0.22	0.21
Third Quarter	0.22	0.21
Fourth Quarter	0.23	0.21
Total	$0.89	$0.84
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on October 22, 2014, to allow for the repurchase of an additional 150,000 shares of common stock. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the unaudited three month period ended December 31, 2014, with respect to the common stock repurchase plan:

	Shares Repurchased		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Share
Balance, September 30				26,716
October 1 - 22	3,600	$23.61	3,600	23,116
Additional Authorization (150,000 shares)				173,116
October 23 - 31	2,707	23.27	2,707	170,409
November 1 - 30	7,257	22.87	7,257	163,152
December 1 - 31	11,386	22.66	11,386	151,766
Balance, December 31	24,950	$22.93	24,950	151,766
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation's common stock and each index was $100 at December 31, 2009 and all dividends are reinvested.

Stock Performance Five-Year Total Return
DOLLARS
250
200
150
100
50
0
2009
2010
2011
2012
2013
2014
ISBA
NASDAQ
NASDAQ Banks

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2009	$100.00	$100.00	$100.00
12/31/2010	95.20	117.99	114.01
12/31/2011	135.70	117.08	102.08
12/31/2012	128.80	137.80	121.02
12/31/2013	146.20	192.78	171.02
12/31/2014	143.30	221.15	179.24

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2014	2013	2012	2011	2010
INCOME STATEMENT DATA
Interest income	$53,951	$54,076	$56,401	$57,905	$57,217
Interest expense	9,970	11,021	13,423	16,203	17,204
Net interest income	43,981	43,055	42,978	41,702	40,013
Provision for loan losses	(668)	1,111	2,300	3,826	4,857
Noninterest income	9,325	10,175	11,530	8,218	9,300
Noninterest expenses	37,906	37,413	37,639	34,530	33,807
Federal income tax expense	2,344	2,196	2,363	1,354	1,604
Net Income	$13,724	$12,510	$12,206	$10,210	$9,045
PER SHARE
Basic earnings	$1.77	$1.63	$1.61	$1.35	$1.20
Diluted earnings	$1.74	$1.59	$1.56	$1.31	$1.17
Dividends	$0.89	$0.84	$0.80	$0.76	$0.72
Tangible book value*	$16.59	$15.62	$14.72	$13.90	$13.22
Quoted market value
High	$24.00	$26.00	$24.98	$24.45	$19.00
Low	$21.73	$21.12	$21.75	$17.10	$15.75
Close*	$22.50	$23.85	$21.75	$23.70	$17.30
Common shares outstanding*	7,776,274	7,723,023	7,671,846	7,589,226	7,550,074
PERFORMANCE RATIOS
Return on average total assets	0.90%	0.86%	0.88%	0.79%	0.76%
Return on average shareholders' equity	8.06%	7.67%	7.60%	6.74%	6.22%
Return on average tangible shareholders' equity	10.80%	10.71%	11.41%	10.30%	9.51%
Net interest margin yield (FTE)	3.45%	3.50%	3.70%	3.87%	4.04%
BALANCE SHEET DATA*
Gross loans	$833,582	$808,037	$772,753	$750,291	$735,304
AFS securities	$567,534	$512,062	$504,010	$425,120	$330,724
Total assets	$1,549,543	$1,493,137	$1,430,639	$1,337,925	$1,225,810
Deposits	$1,074,484	$1,043,766	$1,017,667	$958,164	$877,339
Borrowed funds	$289,709	$279,326	$241,001	$216,136	$194,917
Shareholders' equity	$174,594	$160,609	$164,489	$154,783	$145,161
Gross loans to deposits	77.58%	77.42%	75.93%	78.31%	83.81%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$288,639	$293,665	$303,425	$302,636	$312,252
Assets managed by our Investment and Trust Services Department	$383,878	$351,420	$319,301	$297,393	$307,983
Total assets under management	$2,222,060	$2,138,222	$2,053,365	$1,937,954	$1,846,045
ASSET QUALITY*
Nonperforming loans to gross loans	0.50%	0.42%	1.00%	0.95%	0.83%
Nonperforming assets to total assets	0.33%	0.32%	0.68%	0.67%	0.67%
ALLL to gross loans	1.21%	1.42%	1.54%	1.65%	1.68%
CAPITAL RATIOS*
Shareholders' equity to assets	11.27%	10.76%	11.50%	11.57%	11.84%
Tier 1 capital to average assets	8.59%	8.46%	8.29%	8.18%	8.24%
Tier 1 risk-based capital	14.08%	13.67%	13.23%	12.92%	12.44%
Total risk-based capital	15.18%	14.92%	14.48%	14.17%	13.69%
* At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2014	September 30 2014	June 30 2014	March 31 2014	December 31 2013	September 30 2013	June 30 2013	March 31 2013
Total interest income	$13,713	$13,483	$13,391	$13,364	$13,603	$13,505	$13,440	$13,528
Total interest expense	2,504	2,498	2,468	2,500	2,683	2,736	2,781	2,821
Net interest income	11,209	10,985	10,923	10,864	10,920	10,769	10,659	10,707
Provision for loan losses	(64)	(162)	(200)	(242)	245	351	215	300
Noninterest income	2,426	2,216	2,434	2,249	2,130	2,862	2,736	2,447
Noninterest expenses	9,606	9,514	9,300	9,486	9,578	9,320	9,324	9,191
Federal income tax expense	648	444	692	560	303	674	643	576
Net income	$3,445	$3,405	$3,565	$3,309	$2,924	$3,286	$3,213	$3,087
PER SHARE
Basic earnings	$0.44	$0.44	$0.46	$0.43	$0.38	$0.43	$0.42	$0.40
Diluted earnings	0.44	0.43	0.45	0.42	0.37	0.42	0.41	0.39
Dividends	0.23	0.22	0.22	0.22	0.21	0.21	0.21	0.21
Quoted Market value*	22.50	23.60	22.95	23.00	23.85	24.85	24.75	25.00
Tangible book value*	16.59	16.33	16.08	15.82	15.62	15.43	15.19	14.95
* At end of period

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
The following is management’s discussion and analysis of the financial condition and results of our operations. This discussion and analysis is intended to provide a better understanding of the consolidated financial statements and statistical data included elsewhere in this Annual Report on Form 10-K.
Executive Summary
We reported record net income of $13,724 and earnings per common share of $1.77 for the year ended December 31, 2014. Our continued strong earnings have primarily been the result of a continued improvement in credit quality indicators. These improvements resulted in a decline in the level of the ALLL in both amount and as a percentage of gross loans, resulting in a reversal of provision for loan losses of $668 for the year ended December 31, 2014. Net loan charge-offs during 2014 were $732 as compared to $1,547 in 2013 which is a 52.68% decline. Additionally, we continue to see reductions in loans classified as less than satisfactory.
During the year, total assets grew by 3.78% to $1,549,543, and assets under management increased to $2,222,060 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $672,517. We enjoyed total loan growth of $25,545 which was driven by commercial and agricultural loan growth of $51,989. This was partially offset by declines in both residential real estate and consumer loans of $26,444 as demand for residential real estate loans continued to be soft and the market for consumer loans continued to be dominated by automobile manufacturers.
While our net yield on interest earning assets of 3.45% remains historically low, it has stabilized. The low net yield on interest earning assets is a direct result of Federal Reserve Bank monetary policy. While we expect the Federal Reserve Bank to increase short term interest rates in 2015, we do not anticipate any significant improvements in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. Net interest income will increase only through continued growth in loans, investments, and other income earning assets.
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
Recent Legislation
The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already had, and are expected to continue to have, a negative impact on our operating results. Of these four acts, the Dodd-Frank Act has had the most significant impact. The Dodd-Frank Act established the CFPB which has made significant changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. Rules issued by the CFPB regarding consumer lending, including residential mortgage lending have increased our compensation and outside advisor costs to ensure our compliance with the new regulations and this trend is expected to continue.
On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than we have historically.
Other
We have not received any notices of regulatory actions as of February 27, 2015.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are set forth in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data. Of these significant accounting policies, we consider our policies regarding the ALLL, acquisition intangibles and goodwill, and the determination of the fair value and assessment of OTTI of investment securities to be our most critical accounting policies.
The ALLL requires our most subjective and complex judgment. Changes in economic conditions can have a significant impact on the ALLL and, therefore, the provision for loan losses and results of operations. We have developed policies and procedures for assessing the appropriateness of the ALLL, recognizing that this process requires a number of assumptions and estimates with respect to our loan portfolio. Our assessments may be impacted in future periods by changes in economic conditions, and the discovery of information with respect to borrowers which is not known to us at the time of the issuance of the consolidated financial statements. For additional discussion concerning our ALLL and related matters, see the detailed discussion to follow under the caption “Allowance for Loan and Lease Losses” and “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
AFS securities are carried at fair value with changes in the fair value included as a component of other comprehensive income. Declines in the fair value of AFS securities below their cost that are other-than-temporary are reflected as realized losses in the consolidated statements of income. We evaluate AFS securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for AFS investment securities are typically obtained from outside sources and applied to individual securities within the portfolio.

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

	Year Ended December 31
	2014			2013			2012
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$813,202	$39,432	4.85%	$790,132	$41,233	5.22%	$754,304	$43,396	5.75%
Taxable investment securities	357,250	8,092	2.27%	335,575	7,228	2.15%	309,681	7,555	2.44%
Nontaxable investment securities	194,751	9,877	5.07%	165,774	8,294	5.00%	145,502	7,941	5.46%
Trading securities	174	9	5.17%	1,071	55	5.14%	2,624	142	5.41%
Other	25,610	510	1.99%	27,235	447	1.64%	33,359	486	1.46%
Total earning assets	1,390,987	57,920	4.16%	1,319,787	57,257	4.34%	1,245,470	59,520	4.78%
NONEARNING ASSETS
Allowance for loan losses	(10,973)			(11,877)			(12,408)
Cash and demand deposits due from banks	18,552			18,162			19,409
Premises and equipment	25,957			25,993			25,244
Accrued income and other assets	97,657			96,375			103,368
Total assets	$1,522,180			$1,448,440			$1,381,083
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$191,750	157	0.08%	$183,665	161	0.09%	$170,851	204	0.12%
Savings deposits	260,469	374	0.14%	242,777	366	0.15%	214,958	451	0.21%
Time deposits	448,971	5,764	1.28%	456,774	6,613	1.45%	473,675	8,476	1.79%
Borrowed funds	274,080	3,675	1.34%	251,590	3,881	1.54%	225,689	4,292	1.90%
Total interest bearing liabilities	1,175,270	9,970	0.85%	1,134,806	11,021	0.97%	1,085,173	13,423	1.24%
NONINTEREST BEARING LIABILITIES
Demand deposits	165,860			141,872			125,443
Other	10,773			8,752			9,785
Shareholders’ equity	170,277			163,010			160,682
Total liabilities and shareholders’ equity	$1,522,180			$1,448,440			$1,381,083
Net interest income (FTE)		$47,950			$46,236			$46,097
Net yield on interest earning assets (FTE)			3.45%			3.50%			3.70%

Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful. Included in interest income are loan fees which are displayed in the following table for the years ended December 31:

	2014	2013	2012
Loan fees	$2,199	$3,182	$3,178
Volume and Rate Variance Analysis
The following table sets forth the effect of volume and rate changes on interest income and expense for the periods indicated. For the purpose of this table, changes in interest due to volume and rate were determined as follows:
Volume—change in volume multiplied by the previous period's FTE rate.
Rate—change in the FTE rate multiplied by the previous period's volume.
The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2014 Compared to 2013 Increase (Decrease) Due to			2013 Compared to 2012 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$1,179	$(2,980)	$(1,801)	$1,996	$(4,159)	$(2,163)
Taxable investment securities	480	384	864	601	(928)	(327)
Nontaxable investment securities	1,468	115	1,583	1,049	(696)	353
Trading securities	(46)	—	(46)	(80)	(7)	(87)
Other	(28)	91	63	(96)	57	(39)
Total changes in interest income	3,053	(2,390)	663	3,470	(5,733)	(2,263)
Changes in interest expense
Interest bearing demand deposits	7	(11)	(4)	14	(57)	(43)
Savings deposits	26	(18)	8	53	(138)	(85)
Time deposits	(111)	(738)	(849)	(293)	(1,570)	(1,863)
Borrowed funds	329	(535)	(206)	457	(868)	(411)
Total changes in interest expense	251	(1,302)	(1,051)	231	(2,633)	(2,402)
Net change in interest margin (FTE)	$2,802	$(1,088)	$1,714	$3,239	$(3,100)	$139
Our net yield on interest earning assets remains at historically low levels which is a direct result of FRB monetary policy. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin yield. While we anticipate that the FRB will increase short term interest rates in 2015, we do not expect any significant change in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. Net interest income will increase only through continued balance sheet growth.

	Average Yield / Rate for the Unaudited Three Month Periods Ended:
	December 31 2014	September 30 2014	June 30 2014	March 31 2014	December 31 2013
Total earning assets	4.17%	4.10%	4.14%	4.14%	4.30%
Total interest bearing liabilities	0.85%	0.85%	0.84%	0.85%	0.94%
Net yield on interest earning assets (FTE)	3.46%	3.39%	3.43%	3.42%	3.50%

	Quarter to Date (Unaudited) Net Interest Income (FTE)
	December 31 2014	September 30 2014	June 30 2014	March 31 2014	December 31 2013
Total interest income (FTE)	$14,702	$14,357	$14,282	$14,242	$14,441
Total interest expense	2,504	2,498	2,468	2,500	2,683
Net interest income (FTE)	$12,198	$11,859	$11,814	$11,742	$11,758
One of the the primary contributors to the decline in the net yield on interest earning assets during 2014 was a drastic decline in loan fees. Loan fees have declined as the demand for residential mortgage loans has diminished and the competition for commercial loans remains intense. As shown in the following table, the net yield on interest earning assets and net interest income excluding the impact of loan fees (FTE) has remained essentially unchanged since the fourth quarter of 2013. The following table displays unaudited data for the three month periods ended:

	December 31 2014	September 30 2014	June 30 2014	March 31 2014	December 31 2013
Net interest income (FTE)	$12,198	$11,859	$11,814	$11,742	$11,758
Less loan fees	669	488	566	476	761
Net interest income excluding loan fees (FTE)	$11,529	$11,371	$11,248	$11,266	$10,997
Net yield on interest earning assets excluding loan fees (FTE)	3.27%	3.25%	3.26%	3.28%	3.27%
Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of incurred losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned credit risk ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a reflection of other qualitative risks that reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2014	September 30 2014	June 30 2014	March 31 2014	December 31 2013
Total charge-offs	$351	$416	$411	$450	$497
Total recoveries	115	278	211	292	152
Net loan charge-offs	236	138	200	158	345
Net loan charge-offs to average loans outstanding	0.03%	0.02%	0.02%	0.02%	0.04%
Provision for loan losses	$(64)	$(162)	$(200)	$(242)	$245
Provision for loan losses to average loans outstanding	(0.01)%	(0.02)%	(0.02)%	(0.03)%	0.03%
ALLL	$10,100	$10,400	$10,700	$11,100	$11,500
ALLL as a% of loans at end of period	1.21%	1.26%	1.31%	1.37%	1.42%

The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2014	2013	2012	2011	2010
ALLL at beginning of period	$11,500	$11,936	$12,375	$12,373	$12,979
Charge-offs
Commercial and agricultural	590	907	1,672	1,984	3,731
Residential real estate	722	1,004	1,142	2,240	2,524
Consumer	316	429	542	552	596
Total charge-offs	1,628	2,340	3,356	4,776	6,851
Recoveries
Commercial and agricultural	550	363	240	461	453
Residential real estate	197	181	122	177	638
Consumer	149	249	255	314	297
Total recoveries	896	793	617	952	1,388
Provision for loan losses	(668)	1,111	2,300	3,826	4,857
ALLL at end of period	10,100	11,500	11,936	12,375	12,373
Net loan charge-offs	$732	$1,547	$2,739	$3,824	$5,463
Net loan charge-offs to average loans outstanding	0.09%	0.20%	0.36%	0.51%	0.75%
ALLL as a% of loans at end of period	1.21%	1.42%	1.54%	1.65%	1.68%
As the level of net loan charge-offs continues to decline and credit quality indicators continue to improve, we have reduced the ALLL in both amount and as a percentage of loans. For further discussion of the allocation of the ALLL, see “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Loans Past Due and Loans in Nonaccrual Status
Increases in past due and nonaccrual loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual loans. We monitor all loans that are past due and in nonaccrual status for indications of additional deterioration.

	Total Past Due and Nonaccrual
	December 31 2014	September 30 2014	June 30 2014	March 31 2014	December 31 2013
Commercial and agricultural	$4,805	$3,904	$5,045	$4,986	$3,621
Residential real estate	4,181	4,011	4,613	7,067	7,008
Consumer	138	134	98	113	259
Total	$9,124	$8,049	$9,756	$12,166	$10,888

	Total Past Due and Nonaccrual as of December 31
	2014	2013	2012	2011	2010
Commercial and agricultural	$4,805	$3,621	$7,271	$7,420	$9,606
Residential real estate	4,181	7,008	5,431	5,297	8,119
Consumer	138	259	199	186	309
Total	$9,124	$10,888	$12,901	$12,903	$18,034
Declines in past due and nonaccrual loans during 2014 are the result of strengthened loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual loans by type, is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of December 31, 2014 or December 31, 2013.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the years ended December 31, 2013 and 2014:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2013	115	$16,531	19	$2,824	134	$19,355
New modifications	76	12,192	5	424	81	12,616
Principal advances (payments)	—	(891)	—	(292)	—	(1,183)
Loans paid-off	(17)	(2,844)	(6)	(800)	(23)	(3,644)
Partial charge-offs	—	(79)	—	(477)	—	(556)
Balances charged-off	(3)	(167)	(1)	(27)	(4)	(194)
Transfers to OREO	(1)	(33)	(7)	(496)	(8)	(529)
Transfers to accrual status	2	133	(2)	(133)	—	—
Transfers to nonaccrual status	(7)	(419)	7	419	—	—
December 31, 2013	165	24,423	15	1,442	180	25,865
New modifications	30	2,647	5	367	35	3,014
Principal advances (payments)	—	(1,501)	—	(254)	—	(1,755)
Loans paid-off	(32)	(2,964)	(3)	(90)	(35)	(3,054)
Partial charge-offs	—	(70)	—	(193)	—	(263)
Balances charged-off	(3)	(13)	(3)	(115)	(6)	(128)
Transfers to OREO	—	—	(5)	(338)	(5)	(338)
Transfers to accrual status	5	502	(5)	(502)	—	—
Transfers to nonaccrual status	(9)	(2,093)	9	2,093	—	—
December 31, 2014	156	$20,931	13	$2,410	169	$23,341

The following table summarizes our TDRs as of December 31:

	2014			2013			2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	20,012	272	20,284	21,690	1,189	22,879	16,301	941	17,242
Past due 30-59 days	804	592	1,396	2,158	37	2,195	158	561	719
Past due 60-89 days	115	3	118	575	—	575	72	41	113
Past due 90 days or more	—	1,543	1,543	—	216	216	—	1,281	1,281
Total	20,931	2,410	23,341	24,423	1,442	25,865	16,531	2,824	19,355

	2011			2010
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	16,125	514	16,639	4,798	499	5,297
Past due 30-59 days	1,564	344	1,908	175	26	201
Past due 60-89 days	50	85	135	102	—	102
Past due 90 days or more	—	74	74	—	163	163
Total	17,739	1,017	18,756	5,075	688	5,763
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2014			2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$10,222	$10,501	$1,276	$10,663	$11,193	$1,585
Commercial other	715	945	4	1,310	1,340	62
Agricultural real estate	1,423	1,423	—	1,459	1,459	30
Agricultural other	66	186	—	79	199	—
Residential real estate senior liens	10,462	11,019	1,847	12,266	12,841	2,010
Residential real estate junior liens	246	246	49	20	20	4
Home equity lines of credit	153	453	46	—	—	—
Consumer secured	54	54	1	68	69	—
Total TDRs	23,341	24,827	3,223	25,865	27,121	3,691
Other impaired loans
Commercial real estate	1,009	1,195	3	1,707	2,193	330
Commercial other	83	95	—	136	217	58
Agricultural real estate	106	106	—	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	1,183	1,763	168	1,795	2,473	268
Residential real estate junior liens	19	29	4	28	45	5
Home equity lines of credit	97	197	29	193	493	—
Consumer secured	10	10	—	51	79	—
Total other impaired loans	2,507	3,395	204	3,910	5,500	661
Total impaired loans	$25,848	$28,222	$3,427	$29,775	$32,621	$4,352
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2014	2013	2012	2011	2010
Nonaccrual loans	$4,044	$3,244	$7,303	$6,389	$5,610
Accruing loans past due 90 days or more	148	142	428	760	486
Total nonperforming loans	4,192	3,386	7,731	7,149	6,096
Foreclosed assets	885	1,412	2,018	1,876	2,067
Total nonperforming assets	$5,077	$4,798	$9,749	$9,025	$8,163
Nonperforming loans as a % of total loans	0.50%	0.42%	1.00%	0.95%	0.83%
Nonperforming assets as a % of total assets	0.33%	0.32%	0.68%	0.67%	0.67%
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

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of December 31:

	2014	2013	2012	2011	2010
Commercial and agricultural	$1,995	$833	$2,325	$520	$115
Residential real estate	262	609	499	497	573
Consumer	153	—	—	—	—
Total	$2,410	$1,442	$2,824	$1,017	$688
Additional disclosures about nonaccrual loans are included in “Note 5 – Loans and ALLL”of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that all loans deemed to be impaired have been identified.
We believe that the level of the ALLL is appropriate as of December 31, 2014 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2014	2013	$	%	2012	$	%
Service charges and fees
NSF and overdraft fees	$2,156	$2,243	$(87)	(3.88)%	$2,367	$(124)	(5.24)%
ATM and debit card fees	2,084	1,944	140	7.20%	1,874	70	3.74%
Freddie Mac servicing fee	720	737	(17)	(2.31)%	757	(20)	(2.64)%
Service charges on deposit accounts	354	373	(19)	(5.09)%	337	36	10.68%
Net OMSR income (loss)	(36)	269	(305)	(113.38)%	(89)	358	N/M
All other	133	116	17	14.66%	125	(9)	(7.20)%
Total service charges and fees	5,411	5,682	(271)	(4.77)%	5,371	311	5.79%
Gain on sale of mortgage loans	514	962	(448)	(46.57)%	1,576	(614)	(38.96)%
Earnings on corporate owned life insurance policies	751	732	19	2.60%	698	34	4.87%
Gains (losses) on sale of AFS securities	97	171	(74)	(43.27)%	1,119	(948)	(84.72)%
Other
Trust and brokerage advisory fees	2,069	1,858	211	11.36%	1,635	223	13.64%
Other	483	770	(287)	(37.27)%	1,131	(361)	(31.92)%
Total other	2,552	2,628	(76)	(2.89)%	2,766	(138)	(4.99)%
Total noninterest income	$9,325	$10,175	$(850)	(8.35)%	$11,530	$(1,355)	(11.75)%
Significant changes in noninterest income are detailed below:

•
As customers continue to increase their dependence on ATM and debit cards, we have realized a corresponding increase in fees. We do not anticipate significant changes to our ATM and debit fee structure; however, we do expect that these fees will continue to increase as the usage of ATM and debit cards increase.

•
Offering rates on residential mortgage loans, as well as the decline in loan demand, are the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). As a result of the lack of demand in residential mortgage loan originations, we are experiencing declines in both the gain on sale of mortgage loans and net OMSR income (loss). As mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity will likely remain soft, we do not anticipate any significant changes in origination volumes or the gain on sale of mortgage loans.

•
We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several mortgage-backed securities pools in 2014, 2013, and 2012 that made economic sense to sell.

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

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, net AFS security impairment loss, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2014	2013	$	%	2012	$	%
Compensation and benefits
Employee salaries	$16,114	$15,677	$437	2.79%	$15,374	$303	1.97%
Employee benefits	5,191	5,788	(597)	(10.31)%	5,853	(65)	(1.11)%
Total compensation and benefits	21,305	21,465	(160)	(0.75)%	21,227	238	1.12%
Furniture and equipment
Service contracts	2,542	2,277	265	11.64%	1,995	282	14.14%
Depreciation	1,850	1,889	(39)	(2.06)%	1,796	93	5.18%
ATM and debit card fees	722	710	12	1.69%	690	20	2.90%
All other	59	69	(10)	(14.49)%	79	(10)	(12.66)%
Total furniture and equipment	5,173	4,945	228	4.61%	4,560	385	8.44%
Occupancy
Outside services	718	671	47	7.00%	605	66	10.91%
Depreciation	701	667	34	5.10%	621	46	7.41%
Utilities	524	502	22	4.38%	463	39	8.42%
Property taxes	515	499	16	3.21%	501	(2)	(0.40)%
All other	340	314	26	8.28%	329	(15)	(4.56)%
Total occupancy	2,798	2,653	145	5.47%	2,519	134	5.32%
Net AFS securities impairment loss	—	—	—	—	282	(282)	(100.00)%
Other
Marketing and community relations	1,431	1,131	300	26.53%	1,965	(834)	(42.44)%
FDIC insurance premiums	842	1,082	(240)	(22.18)%	864	218	25.23%
Audit and related fees	809	738	71	9.62%	711	27	3.80%
Director fees	775	819	(44)	(5.37)%	885	(66)	(7.46)%
Education and travel	625	502	123	24.50%	588	(86)	(14.63)%
Postage and freight	397	387	10	2.58%	389	(2)	(0.51)%
Printing and supplies	367	396	(29)	(7.32)%	424	(28)	(6.60)%
Loan underwriting fees	361	423	(62)	(14.66)%	403	20	4.96%
Consulting fees	349	315	34	10.79%	482	(167)	(34.65)%
Legal fees	320	359	(39)	(10.86)%	268	91	33.96%
Other losses	250	109	141	129.36%	300	(191)	(63.67)%
Amortization of deposit premium	183	221	(38)	(17.19)%	260	(39)	(15.00)%
State taxes	171	140	31	22.14%	187	(47)	(25.13)%
Foreclosed asset and collection	122	211	(89)	(42.18)%	202	9	4.46%
All other	1,628	1,517	111	7.32%	1,123	394	35.08%
Total other	8,630	8,350	280	3.35%	9,051	(701)	(7.75)%
Total noninterest expenses	$37,906	$37,413	$493	1.32%	$37,639	$(226)	(0.60)%

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

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is funded by discretionary donations. The affiliated foundation provides centralized oversight for donations to organizations that benefit our communities. Included in marketing and community relations were discretionary donations to the foundation of $500, $200, and $850 for the years ended December 31, 2014, 2013, and 2012, respectively.

•
FDIC insurance premiums were elevated in 2013 due to us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums have returned to normalized levels and are anticipated to approximate current levels in 2015.

•	We place a strong emphasis on employee development through continuous education. Education and travel expenses vary from year to year based on the timing of various programs that our employees attend.

•	Loan underwriting fees have declined in 2014 as a result of declines in residential real estate loan originations.

•
Other losses increased significantly in 2014 primarily as a result of losses incurred related to fraudulent activities. Also contributing to losses in both 2014 and 2012 were losses related to the repurchase of loans that we previously sold to a third party. While other losses fluctuate from period to period, they are expected to approximate 2013 levels in 2015.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2014	2013	$	%
ASSETS
Cash and cash equivalents	$19,326	$41,558	$(22,232)	(53.50)%
Certificates of deposit held in other financial institutions	580	580	—	—
Trading securities	—	525	(525)	(100.00)%
AFS securities
Amortized cost of AFS securities	561,893	517,614	44,279	8.55%
Unrealized Gains (losses) on AFS securities	5,641	(5,552)	11,193	N/M
AFS securities	567,534	512,062	55,472	10.83%
Mortgage loans AFS	901	1,104	(203)	(18.39)%
Loans
Gross loans	833,582	808,037	25,545	3.16%
Less allowance for loan and lease losses	10,100	11,500	(1,400)	(12.17)%
Net loans	823,482	796,537	26,945	3.38%
Premises and equipment	25,881	25,719	162	0.63%
Corporate owned life insurance policies	25,152	24,401	751	3.08%
Accrued interest receivable	5,851	5,442	409	7.52%
Equity securities without readily determinable fair values	20,076	18,293	1,783	9.75%
Goodwill and other intangible assets	46,128	46,311	(183)	(0.40)%
Other assets	14,632	20,605	(5,973)	(28.99)%
TOTAL ASSETS	$1,549,543	$1,493,137	$56,406	3.78%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,074,484	$1,043,766	$30,718	2.94%
Borrowed funds	289,709	279,326	10,383	3.72%
Accrued interest payable and other liabilities	10,756	9,436	1,320	13.99%
Total liabilities	1,374,949	1,332,528	42,421	3.18%
Shareholders’ equity	174,594	160,609	13,985	8.71%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,543	$1,493,137	$56,406	3.78%
As shown above, total assets have increased $56,406 since December 31, 2013. During 2014, we increased our cost basis of AFS securities by $44,279 while loans grew by $25,545. Contributing to the increase in our AFS securities portfolio were $11,193 in unrealized gains observed during the year. This balance sheet growth was funded by increases in both deposits and borrowed funds. While we do anticipate that generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2015.
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with FRB which fluctuate from period-to-period.

Certificates of deposit held in other financial institutions
As certificates of deposit held in other financial institutions mature, the funds are reinvested into AFS investment securities to increase net interest margins (as the yields on AFS investment securities exceeded the potential reinvestment rates for certificates of deposits held in other financial institutions during the year). While there were no maturities in 2014 to reinvest, the maturities in 2015 will likely continue this trend.
AFS investment securities
The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and our overall exposure to changes in interest rates.
The following is a schedule of the carrying value of AFS investment securities as of December 31:

	2014	2013	2012	2011	2010
Government sponsored enterprises	$24,136	$23,745	$25,776	$397	$5,404
States and political subdivisions	215,345	201,988	182,743	174,938	169,717
Auction rate money market preferred	2,619	2,577	2,778	2,049	2,865
Preferred stocks	6,140	5,827	6,363	5,033	6,936
Mortgage-backed securities	166,926	144,115	155,345	143,602	102,215
Collateralized mortgage obligations	152,368	133,810	131,005	99,101	43,587
Total	$567,534	$512,062	$504,010	$425,120	$330,724
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

The following is a schedule of maturities of AFS investment securities and their weighted average yield as of December 31, 2014. Weighted average yields have been computed on an FTE basis using a tax rate of 34%. Our auction rate money market preferred is a long term floating rate instrument for which the interest rate is set at periodic auctions. At each successful auction, we have the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred and preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$18,765	1.46	$5,371	1.51	$—	—	$—	—
States and political subdivisions	13,975	2.61	58,229	4.95	100,619	4.44	42,522	4.59	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	166,926	2.19
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	152,368	2.29
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,619	6.35
Preferred stocks	—	—	—	—	—	—	—	—	6,140	5.78
Total	$13,975	2.61	$76,994	4.10	$105,990	4.29	$42,522	4.59	$328,053	2.34
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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2014	2013	2012	2011	2010
Commercial	$431,961	$392,104	$371,505	$365,714	$348,852
Agricultural	104,721	92,589	83,606	74,645	71,446
Residential real estate	264,595	289,931	284,148	278,360	284,029
Consumer	32,305	33,413	33,494	31,572	30,977
Total	$833,582	$808,037	$772,753	$750,291	$735,304

The following table presents the change in the loan portfolio categories for the years ended December 31:

	2014		2013		2012
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$39,857	10.16%	$20,599	5.54%	$5,791	1.58%
Agricultural	12,132	13.10%	8,983	10.74%	8,961	12.00%
Residential real estate	(25,336)	(8.74)%	5,783	2.04%	5,788	2.08%
Consumer	(1,108)	(3.32)%	(81)	(0.24)%	1,922	6.09%
Total	$25,545	3.16%	$35,284	4.57%	$22,462	2.99%
We continue to see declines in residential real estate loans which have been offset by increases in commercial and agricultural loans. This trend is likely to continue as the demand for residential real estate loans is anticipated to remain soft due to continuing uncertainty in the residential real estate markets, increases in interest rates, and the implementation of CFPB underwriting guidelines. We expect loans to increase moderately in 2015, with most of the growth in commercial loans.
Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost and investments in unconsolidated entities accounted for under the equity method of accounting (see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 19 – Fair Value” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data).
Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2014	2013	2012	2011	2010
Noninterest bearing demand deposits	$181,826	$158,428	$143,735	$119,072	$104,902
Interest bearing demand deposits	190,984	192,089	181,259	163,653	142,259
Savings deposits	261,412	243,237	228,338	193,902	177,817
Certificates of deposit	339,824	362,473	376,790	395,777	386,435
Brokered certificates of deposit	72,134	56,329	55,348	54,326	53,748
Internet certificates of deposit	28,304	31,210	32,197	31,434	12,178
Total	$1,074,484	$1,043,766	$1,017,667	$958,164	$877,339
The following table presents the change in the deposit categories for the years ended December 31:

	2014		2013		2012
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$23,398	14.77%	$14,693	10.22%	$24,663	20.71%
Interest bearing demand deposits	(1,105)	(0.58)%	10,830	5.97%	17,606	10.76%
Savings deposits	18,175	7.47%	14,899	6.52%	34,436	17.76%
Certificates of deposit	(22,649)	(6.25)%	(14,317)	(3.80)%	(18,987)	(4.80)%
Brokered certificates of deposit	15,805	28.06%	981	1.77%	1,022	1.88%
Internet certificates of deposit	(2,906)	(9.31)%	(987)	(3.07)%	763	2.43%
Total	$30,718	2.94%	$26,099	2.56%	$59,503	6.21%
Overall, deposits continued to grow during 2014. As a result of the current interest rate environment, we continue to see declines in certificates of deposits, but these declines have been offset by increases in noninterest bearing demand deposits and savings accounts. We expect this trend to continue for the foreseeable future. Growth is anticipated to continue to come in the form of non-contractual deposits, while certificates of deposit are expected to approximate current levels.

The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2014 was as follows:

Maturity
Within 3 months	$42,416
Within 3 to 6 months	22,303
Within 6 to 12 months	55,257
Over 12 months	124,924
Total	$244,900
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
The following table presents borrowed funds balances for the years ended December 31:

	2014	2013	2012	2011	2010
FHLB advances	$192,000	$162,000	$152,000	$142,242	$113,423
Securities sold under agreements to repurchase without stated maturity dates	95,070	106,025	66,147	57,198	45,871
Securities sold under agreements to repurchase with stated maturity dates	439	11,301	16,284	16,696	19,623
Federal funds purchased	2,200	—	6,570	—	16,000
Total	$289,709	$279,326	$241,001	$216,136	$194,917
For additional disclosure related to borrowed funds, see “Note 9 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Accrued interest payable and other liabilities
Included in accrued interest payable and other liabilities are obligations related to our defined benefit pension plan. Our liability related to the plan increased in 2014 as a result of changes in mortality tables and discount rates used to determine the current benefit obligation. For more information on the defined benefit pension plan, see "Note 16 – Benefit Plans" of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data).

Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancelable obligations and future minimum payments as of December 31, 2014:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$634,222	$—	$—	$—	$634,222
Certificates of deposit with stated maturities	217,505	131,583	73,451	17,723	440,262
Total deposits	851,727	131,583	73,451	17,723	1,074,484
Borrowed funds
Short-term borrowings	97,270	—	—	—	97,270
Long-term borrowings	42,439	40,000	60,000	50,000	192,439
Total borrowed funds	139,709	40,000	60,000	50,000	289,709
Total contractual obligations	$991,436	$171,583	$133,451	$67,723	$1,364,193
We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2014. Commitments to grant loans include loans to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$68,056	$27,330	$18,527	$3,022	$116,935
Commitments to grant loans	13,988	—	—	—	13,988
Commercial and standby letters of credit	4,985	—	—	—	4,985
Total loan commitments	$87,029	$27,330	$18,527	$3,022	$135,908
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 12 – Off-Balance-Sheet Activities” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are currently authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 182,755 shares or $4,227 of common stock during 2014, and 149,191 shares or $3,618 of common stock in 2013. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $495 and $554 during 2014 and 2013, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 135,630 shares or $3,122 of common stock compared to 98,014 shares for $2,375 during 2014 and 2013, respectively. As of December 31, 2014, we were authorized to repurchase up to an additional 151,766 shares of common stock.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, which consists of shareholders' equity plus the ALLL acquisition intangibles, was 8.59% as of December 31, 2014.
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

	2014	2013	Required
Equity Capital	14.08%	13.67%	4.00%
Secondary Capital	1.10%	1.25%	4.00%
Total Capital	15.18%	14.92%	8.00%
Secondary capital includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At December 31, 2014, the Bank exceeded these minimum capital requirements. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which will be gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than we have historically. For further information regarding the Bank’s capital requirements, see “Note 15 – Minimum Regulatory Capital Requirements” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans AFS, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
For further information regarding fair value measurements, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 19 – Fair Value” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Fixed interest rate AFS securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $172,432 as of December 31, 2014, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,123 that are included in the 0 to 3 month time frame.
Savings and NOW accounts have no contractual maturity date and are believed by us to be predominantly noninterest rate sensitive. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon our analysis of deposit decay over the past five years. We believe this decay experience is consistent with our expectation for the future. As of December 31, 2014, we had a positive cumulative gap within one year. A positive gap position results when more assets, within a specified time frame, have the potential to mature or reprice than liabilities.

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2014. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the ALLL are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
AFS securities	$23,984	$85,277	$273,600	$184,673
Loans	203,326	84,090	390,966	151,156
Total	$227,310	$169,367	$664,566	$335,829
Interest sensitive liabilities
Borrowed funds	$117,709	$22,000	$100,000	$50,000
Time deposits	68,939	149,036	204,564	17,723
Savings	7,360	22,619	88,940	142,493
NOW	2,604	7,812	36,104	144,464
Total	$196,612	$201,467	$429,608	$354,680
Cumulative gap	$30,698	$(1,402)	$233,556	$214,705
Cumulative gap as a % of assets	1.98%	(0.09)%	15.07%	13.86%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2014. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$96,084	$269,425	$171,173	$536,682
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$231,583	$166,707
Variable interest rates		37,842	4,466
Total		$269,425	$171,173
Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, and AFS securities. These categories totaled $587,440 or 37.91% of assets as of December 31, 2014 as compared to $554,725 or 37.15% as of December 31, 2013. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form AFS securities or loans as collateral. As of December 31, 2014, we had available lines of credit of $112,301.

The following table summarizes our sources and uses of cash for the years ended December 31:

	2014	2013	$ Variance
Net cash provided by (used in) operating activities	$17,334	$22,741	$(5,407)
Net cash provided by (used in) investing activities	(74,598)	(64,931)	(9,667)
Net cash provided by (used in) financing activities	35,032	58,828	(23,796)
Increase (decrease) in cash and cash equivalents	(22,232)	16,638	(38,870)
Cash and cash equivalents January 1	41,558	24,920	16,638
Cash and cash equivalents December 31	$19,326	$41,558	$(22,232)
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2014, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.

The following table summarizes our interest rate sensitivity for 12 and 24 months as of:

	December 31, 2014
	12 Months					24 Months
Immediate basis point change assumption (short-term)	(100)	100	200	300	400	(100)	100	200	300	400
Percent change in net interest income vs. constant rates	(1.66)%	0.29%	0.45%	(3.18)%	(4.39)%	(1.83)%	0.25%	1.04%	(2.70)%	(3.98)%

	December 31, 2013
	12 Months					24 Months
Immediate basis point change assumption (short-term)	(100)	100	200	300	400	(100)	100	200	300	400
Percent change in net interest income vs. constant rates	(2.85)%	0.25%	(0.28)%	(0.99)%	(2.16)%	(3.24)%	0.04%	0.29%	0.41%	(0.35)%
Gap analysis, the secondary method to measure IRR, measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the embedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or have prepayment options. The call and prepayment options are more likely to be exercised in a period of decreasing interest rates. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Certificates of deposit have penalties that discourage early withdrawals.
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2014 and December 31, 2013. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,748	$—	$100	$—	$—	$—	$1,848	$1,847
Average interest rates	0.36%	—	0.35%	—	—	—	0.36%
Trading securities	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rates	—	—	—	—	—	—	—
AFS securities	$109,261	$93,324	$80,147	$53,017	$47,112	$184,673	$567,534	$567,534
Average interest rates	2.22%	2.26%	2.32%	2.39%	2.46%	2.62%	2.41%
Fixed interest rate loans (1)	$119,028	$98,865	$128,954	$91,854	$71,293	$151,156	$661,150	$655,017
Average interest rates	4.90%	4.83%	4.53%	4.32%	4.47%	4.25%	4.54%
Variable interest rate loans (1)	$71,435	$26,938	$19,836	$13,929	$14,706	$25,588	$172,432	$172,432
Average interest rates	4.46%	3.97%	3.95%	3.39%	3.37%	4.01%	4.08%
Rate sensitive liabilities
Borrowed funds	$139,709	$10,000	$30,000	$40,000	$20,000	$50,000	$289,709	$293,401
Average interest rates	0.33%	2.15%	1.95%	2.35%	3.11%	2.53%	1.41%
Savings and NOW accounts	$40,395	$36,417	$32,717	$29,423	$26,487	$286,957	$452,396	$452,396
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$216,852	$74,722	$56,391	$50,550	$22,901	$17,723	$439,139	$439,841
Average interest rates	0.96%	1.66%	1.47%	1.31%	1.48%	1.77%	1.25%
Variable interest rate certificates of deposit	$653	$470	$—	$—	$—	$—	$1,123	$1,123
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%

	December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$19,903	$480	$—	$—	$—	$—	$20,383	$20,385
Average interest rates	0.25%	1.15%	—	—	—	—	0.27%
Trading securities	$525	$—	$—	$—	$—	$—	$525	$525
Average interest rates	2.77%	—	—	—	—	—	2.77%
AFS securities	$131,892	$73,723	$63,190	$52,078	$37,972	$153,207	$512,062	$512,062
Average interest rates	2.26%	2.23%	2.42%	2.48%	2.48%	2.80%	2.48%
Fixed interest rate loans (1)	$115,183	$94,841	$91,140	$118,479	$85,448	$134,614	$639,705	$639,914
Average interest rates	5.31%	5.17%	4.93%	4.53%	4.33%	4.33%	4.75%
Variable interest rate loans (1)	$69,036	$29,460	$20,332	$14,208	$15,699	$19,597	$168,332	$168,332
Average interest rates	4.76%	3.90%	4.06%	3.36%	3.35%	3.99%	4.19%
Rate sensitive liabilities
Borrowed funds	$126,950	$32,376	$10,000	$30,000	$40,000	$40,000	$279,326	$283,060
Average interest rates	0.43%	0.86%	2.15%	1.95%	2.35%	3.02%	1.35%
Savings and NOW accounts	$47,000	$33,569	$30,200	$27,198	$24,522	$272,837	$435,326	$435,326
Average interest rates	0.19%	0.12%	0.11%	0.11%	0.11%	0.11%	0.12%
Fixed interest rate certificates of deposit	$206,514	$81,038	$58,627	$46,336	$39,214	$17,144	$448,873	$451,664
Average interest rates	0.89%	1.93%	1.95%	1.63%	1.34%	1.66%	1.36%
Variable interest rate certificates of deposit	$764	$375	$—	$—	$—	$—	$1,139	$1,139
Average interest rates	0.04%	0.40%	—	—	—	—	0.16%
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The information presented in the section captioned “Market Risk” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data.
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

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements
Supplementary data regarding quarterly results of operations is included in Item 6. Selected Financial Data.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2014 and 2013, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/Rehmann Robson LLC
Saginaw, Michigan
March 9, 2015

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2014	2013
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$18,058	$21,755
Interest bearing balances due from banks	1,268	19,803
Total cash and cash equivalents	19,326	41,558
Certificates of deposit held in other financial institutions	580	580
Trading securities	—	525
AFS securities (amortized cost of $561,893 in 2014 and $517,614 in 2013)	567,534	512,062
Mortgage loans AFS	901	1,104
Loans
Commercial	431,961	392,104
Agricultural	104,721	92,589
Residential real estate	264,595	289,931
Consumer	32,305	33,413
Gross loans	833,582	808,037
Less allowance for loan and lease losses	10,100	11,500
Net loans	823,482	796,537
Premises and equipment	25,881	25,719
Corporate owned life insurance policies	25,152	24,401
Accrued interest receivable	5,851	5,442
Equity securities without readily determinable fair values	20,076	18,293
Goodwill and other intangible assets	46,128	46,311
Other assets	14,632	20,605
TOTAL ASSETS	$1,549,543	$1,493,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$181,826	$158,428
NOW accounts	190,984	192,089
Certificates of deposit under $100 and other savings	456,774	455,547
Certificates of deposit over $100	244,900	237,702
Total deposits	1,074,484	1,043,766
Borrowed funds	289,709	279,326
Accrued interest payable and other liabilities	10,756	9,436
Total liabilities	1,374,949	1,332,528
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,776,274 shares (including 13,934 shares held in the Rabbi Trust) in 2014 and 7,723,023 shares (including 12,761 shares held in the Rabbi Trust) in 2013	138,755	137,580
Shares to be issued for deferred compensation obligations	4,242	4,148
Retained earnings	32,103	25,222
Accumulated other comprehensive income (loss)	(506)	(6,341)
Total shareholders’ equity	174,594	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,549,543	$1,493,137

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Shares Outstanding	Amount	Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2012	7,589,226	$134,734	$4,524	$13,036	$2,489	$154,783
Comprehensive income (loss)	—	—	—	12,206	2,518	14,724
Issuance of common stock	124,530	2,898	—	—	—	2,898
Common stock issued for deferred compensation obligations	41,676	814	(814)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	619	(619)	—	—	—
Share-based payment awards under equity compensation plan	—	—	643	—	—	643
Common stock purchased for deferred compensation obligations	—	(505)	—	—	—	(505)
Common stock repurchased pursuant to publicly announced repurchase plan	(83,586)	(1,980)	—	—	—	(1,980)
Cash dividends ($0.80 per share)	—	—	—	(6,074)	—	(6,074)
Balance, December 31, 2012	7,671,846	136,580	3,734	19,168	5,007	164,489
Comprehensive income (loss)	—	—	—	12,510	(11,348)	1,162
Issuance of common stock	149,191	3,618	—	—	—	3,618
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	140	(140)	—	—	—
Share-based payment awards under equity compensation plan	—	—	554	—	—	554
Common stock purchased for deferred compensation obligations	—	(383)	—	—	—	(383)
Common stock repurchased pursuant to publicly announced repurchase plan	(98,014)	(2,375)	—	—	—	(2,375)
Cash dividends ($0.84 per share)	—	—	—	(6,456)	—	(6,456)
Balance, December 31, 2013	7,723,023	137,580	4,148	25,222	(6,341)	160,609
Comprehensive income (loss)	—	—	—	13,724	5,835	19,559
Issuance of common stock	182,755	4,227	—	—	—	4,227
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	495	—	—	495
Common stock purchased for deferred compensation obligations	—	(331)	—	—	—	(331)
Common stock repurchased pursuant to publicly announced repurchase plan	(135,630)	(3,122)	—	—	—	(3,122)
Cash dividends ($0.89 per share)	—	—	—	(6,843)	—	(6,843)
Balance, December 31, 2014	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2014	2013	2012
Interest income
Loans, including fees	$39,432	$41,233	$43,396
AFS securities
Taxable	8,092	7,228	7,555
Nontaxable	5,911	5,132	4,870
Trading securities	6	36	94
Federal funds sold and other	510	447	486
Total interest income	53,951	54,076	56,401
Interest expense
Deposits	6,295	7,140	9,131
Borrowings	3,675	3,881	4,292
Total interest expense	9,970	11,021	13,423
Net interest income	43,981	43,055	42,978
Provision for loan losses	(668)	1,111	2,300
Net interest income after provision for loan losses	44,649	41,944	40,678
Noninterest income
Service charges and fees	5,411	5,682	5,371
Net gain on sale of mortgage loans	514	962	1,576
Earnings on corporate owned life insurance policies	751	732	698
Net gains (losses) on sale of AFS securities	97	171	1,119
Other	2,552	2,628	2,766
Total noninterest income	9,325	10,175	11,530
Noninterest expenses
Compensation and benefits	21,305	21,465	21,227
Furniture and equipment	5,173	4,945	4,560
Occupancy	2,798	2,653	2,519
AFS securities impairment loss
Total other-than-temporary impairment loss	—	—	486
Portion of loss reported in other comprehensive income (loss)	—	—	(204)
Net AFS securities impairment loss	—	—	282
Other	8,630	8,350	9,051
Total noninterest expenses	37,906	37,413	37,639
Income before federal income tax expense	16,068	14,706	14,569
Federal income tax expense	2,344	2,196	2,363
NET INCOME	$13,724	$12,510	$12,206
Earnings per common share
Basic	$1.77	$1.63	$1.61
Diluted	$1.74	$1.59	$1.56
Cash dividends per common share	$0.89	$0.84	$0.80
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31
	2014	2013	2012
Net income	$13,724	$12,510	$12,206
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the year	11,290	(18,971)	3,921
Reclassification adjustment for net realized (gains) losses included in net income	(97)	(171)	(1,119)
Reclassification adjustment for impairment loss included in net income	—	—	282
Net unrealized gains (losses)	11,193	(19,142)	3,084
Tax effect (1)	(3,684)	6,257	(348)
Unrealized gains (losses), net of tax	7,509	(12,885)	2,736
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the year	(2,836)	2,120	(580)
Reclassification adjustment for net periodic benefit cost included in net income	300	208	251
Net change in unrecognized pension cost	(2,536)	2,328	(329)
Tax effect	862	(791)	111
Change in unrealized pension cost, net of tax	(1,674)	1,537	(218)
Other comprehensive income (loss), net of tax	5,835	(11,348)	2,518
Comprehensive income (loss)	19,559	1,162	14,724

(1)	See “Note 17 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$13,724	$12,510	$12,206
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(668)	1,111	2,300
Impairment of foreclosed assets	123	156	166
Depreciation	2,551	2,556	2,417
Amortization of OMSR	265	522	787
Amortization of acquisition intangibles	183	221	260
Net amortization of AFS securities	1,830	2,028	2,277
AFS securities impairment loss	—	—	282
Net (gains) losses on sale of AFS securities	(97)	(171)	(1,119)
Net unrealized (gains) losses on trading securities	5	28	52
Net gain on sale of mortgage loans	(514)	(962)	(1,576)
Net unrealized (gains) losses on borrowings measured at fair value	—	—	(33)
Increase in cash value of corporate owned life insurance policies	(751)	(732)	(698)
Share-based payment awards under equity compensation plan	495	554	643
Deferred income tax (benefit) expense	207	(1,208)	616
Origination of loans held-for-sale	(28,135)	(53,632)	(99,353)
Proceeds from loan sales	28,852	57,123	100,501
Net changes in operating assets and liabilities which provided (used) cash:
Trading securities	520	1,020	3,085
Accrued interest receivable	(409)	(215)	621
Other assets	(2,145)	(122)	(2,610)
Accrued interest payable and other liabilities	1,298	1,954	(1,360)
Net cash provided by (used in) operating activities	17,334	22,741	19,464
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	—	3,885	4,459
Activity in AFS securities
Sales	13,362	16,229	40,677
Maturities, calls, and principal repayments	68,188	86,225	89,112
Purchases	(127,562)	(131,505)	(207,035)
Loan principal (originations) collections, net	(27,648)	(38,503)	(27,103)
Proceeds from sales of foreclosed assets	1,775	2,122	1,594
Purchases of premises and equipment	(2,713)	(2,488)	(3,578)
Purchases of corporate owned life insurance policies	—	(1,092)	—
Proceeds from redemption of corporate owned life insurance policies	—	196	—
Net cash provided by (used in) investing activities	(74,598)	(64,931)	(101,874)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2014	2013	2012
FINANCING ACTIVITIES
Net increase (decrease) in deposits	30,718	26,099	59,503
Increase (decrease) in borrowed funds	10,383	38,325	24,898
Cash dividends paid on common stock	(6,843)	(6,456)	(6,074)
Proceeds from issuance of common stock	4,227	3,618	2,898
Common stock repurchased	(3,122)	(2,375)	(1,980)
Common stock purchased for deferred compensation obligations	(331)	(383)	(505)
Net cash provided by (used in) financing activities	35,032	58,828	78,740
Increase (decrease) in cash and cash equivalents	(22,232)	16,638	(3,670)
Cash and cash equivalents at beginning of year	41,558	24,920	28,590
Cash and cash equivalents at end of year	$19,326	$41,558	$24,920
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$10,045	$11,139	$13,639
Federal income taxes paid	1,454	2,093	2,357
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,371	$1,672	$1,902

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation.
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 27 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates or changes in the local economic environment.
For additional information, see “Note 18 – Related Party Transactions.”
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the fair value of AFS investment securities, and the valuation of goodwill and other intangible assets.
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
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities AFS are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as mortgage loans AFS, impaired loans, foreclosed assets, OMSR, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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
For further discussion of fair value considerations, refer to “Note 19 – Fair Value.”
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
CERTIFICATES OF DEPOSIT HELD IN OTHER FINANCIAL INSTITUTIONS: Certificates of deposits held in other financial institutions consist of interest bearing certificates of deposit with terms of three years or less and are carried at cost.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $288,639 and $293,665 with capitalized servicing rights of $2,519 and $2,555 at December 31, 2014 and 2013, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $720, $737, and $757 related to residential mortgage loans serviced for others during 2014, 2013, and 2012, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $885 and $1,412 as of December 31, 2014 and 2013, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock as well as our ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. Our investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the 1st quarter of 2008. We are not the managing entity of Corporate Settlement Solutions, LLC, and account for our investment in that entity under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007.

Equity securities without readily determinable fair values consist of the following as of December 31:

	2014	2013
FHLB Stock	$9,800	$8,100
Corporate Settlement Solutions, LLC	6,936	6,970
FRB Stock	1,999	1,879
Valley Financial Corporation	1,000	1,000
Other	341	344
Total	$20,076	$18,293
EQUITY COMPENSATION PLAN: At December 31, 2014, the Directors Plan had 187,369 shares eligible to be issued to participants, for which the Rabbi Trust held 13,934 shares. We had 185,311 shares to be issued in 2013, with 12,761 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 16 – Benefit Plans”). We have no other equity-based compensation plans.
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
As of December 31, 2014 and 2013, the present value of the post retirement benefits payable by us to the covered employees was estimated to be $2,782 and $2,699, respectively, and is included in accrued interest payable and other liabilities. The periodic policy maintenance costs were $83, $75, and $24 for 2014, 2013, and 2012, respectively and is included in other noninterest expenses.
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
We analyze our filing positions in the jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have also elected to retain our existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continue to reflect any charges for such, to the extent they arise, as a component of our noninterest expenses.
DEFINED BENEFIT PENSION PLAN: We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. Defined benefit pension plan expenses are included in “compensation and benefits" on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. The current benefit obligation is included in "accrued interest payable and other liabilities" on the consolidated balance sheets. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as mortality, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic benefit cost includes interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, and amortization of unrecognized net actuarial gains or losses. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost.
For additional information, see "Note 16 – Benefit Plans."
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 10 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2013 and 2012 consolidated financial statements have been reclassified to conform with the 2014 presentation.
Note 2 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan, see “Note 16 – Benefit Plans.”
Earnings per common share have been computed based on the following:

	2014	2013	2012
Average number of common shares outstanding for basic calculation	7,734,161	7,694,392	7,604,303
Average potential effect of common shares in the Directors Plan (1)	171,393	168,948	195,063
Average number of common shares outstanding used to calculate diluted earnings per common share	7,905,554	7,863,340	7,799,366
Net income	$13,724	$12,510	$12,206
Earnings per common share
Basic	$1.77	$1.63	$1.61
Diluted	$1.74	$1.59	$1.56

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
ASU No. 2014-09: “Revenue from Contracts with Customers”
In May 2014, ASU No. 2014-09 created new Topic 606 to provide a common revenue standard to achieve consistency and clarification to the revenue recognition principles. The guidance outlines steps to achieve the core principle which states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These steps consist of: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on our operations.
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
ASU No. 2014-15: “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”
In August 2014, ASU No. 2014-15 amended ASC Topic 205, “Presentation of Financial Statements” to provide guidance on how to determine whether to disclose relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, financial statements would continue to be prepared under the going concern assumption; however, disclosures may be necessary depending upon the conditions or events raising substantial doubt. Additionally, if identified substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The new authoritative guidance is effective for annual and interim periods beginning after December 15, 2016 and is not expected to impact our financial statement disclosures.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,597	$10	$471	$24,136
States and political subdivisions	209,153	6,986	794	215,345
Auction rate money market preferred	3,200	—	581	2,619
Preferred stocks	6,800	31	691	6,140
Mortgage-backed securities	165,888	2,042	1,004	166,926
Collateralized mortgage obligations	152,255	1,533	1,420	152,368
Total	$561,893	$10,602	$4,961	$567,534

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,860	$7	$1,122	$23,745
States and political subdivisions	200,323	5,212	3,547	201,988
Auction rate money market preferred	3,200	—	623	2,577
Preferred stocks	6,800	20	993	5,827
Mortgage-backed securities	147,292	657	3,834	144,115
Collateralized mortgage obligations	135,139	1,016	2,345	133,810
Total	$517,614	$6,912	$12,464	$512,062
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2014 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$19,068	$5,529	$—	$—	$24,597
States and political subdivisions	13,943	56,317	97,295	41,598	—	209,153
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	165,888	165,888
Collateralized mortgage obligations	—	—	—	—	152,255	152,255
Total amortized cost	$13,943	$75,385	$102,824	$41,598	$328,143	$561,893
Fair value	$13,975	$76,994	$105,990	$42,522	$328,053	$567,534
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

A summary of the sales activity of AFS securities was as follows during the years ended December 31:

	2014	2013	2012
Proceeds from sales of AFS securities	$13,362	$16,229	$40,677
Gross realized gains (losses)	$97	$171	$1,119
Applicable income tax expense (benefit)	$33	$58	$380
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$471	$23,525	$471
States and political subdivisions	48	5,323	746	17,416	794
Auction rate money market preferred	—	—	581	2,619	581
Preferred stocks	—	—	691	3,109	691
Mortgage-backed securities	5	9,456	999	52,407	1,004
Collateralized mortgage obligations	105	29,435	1,315	39,540	1,420
Total	$158	$44,214	$4,803	$138,616	$4,961
Number of securities in an unrealized loss position:		22		72	94

	2013
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1,122	$22,873	$—	$—	$1,122
States and political subdivisions	2,566	42,593	981	6,115	3,547
Auction rate money market preferred	—	—	623	2,577	623
Preferred stocks	—	—	993	2,807	993
Mortgage-backed securities	2,424	101,816	1,410	21,662	3,834
Collateralized mortgage obligations	2,345	84,478	—	—	2,345
Total	$8,457	$251,760	$4,007	$33,161	$12,464
Number of securities in an unrealized loss position:		182		19	201
As of December 31, 2014 and 2013, we conducted an analysis to determine whether any securities currently in an unrealized loss position, should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
To test for additional impairment of this security as of December 31, 2014, we obtained another investment valuation (from the same firm engaged to perform the initial valuation as of March 31, 2012) as of December 31, 2014. Based on our analysis, no additional OTTI was indicated as of December 31, 2014.
The following table provides a roll-forward of credit related impairment recognized in earnings for the years ended December 31:

	2014	2013	2012
Balance at beginning of year	$282	$282	$—
Additions to credit losses for which no previous OTTI was recognized	—	—	282
Balance at end of year	$282	$282	$282
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities are other-than-temporarily impaired as of December 31, 2014, or December 31, 2013.
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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Charge-offs	(559)	(31)	(722)	(316)	—	(1,628)
Recoveries	550	—	197	149	—	896
Provision for loan losses	(2,216)	(187)	918	173	644	(668)
December 31, 2014	$3,823	$216	$4,238	$645	$1,178	$10,100

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,283	$—	$2,143	$1	$—	$3,427
Collectively evaluated for impairment	2,540	216	2,095	644	1,178	6,673
Total	$3,823	$216	$4,238	$645	$1,178	$10,100
Loans
Individually evaluated for impairment	$12,029	$1,595	$12,160	$64		$25,848
Collectively evaluated for impairment	419,932	103,126	252,435	32,241		807,734
Total	$431,961	$104,721	$264,595	$32,305		$833,582

	Allowance for Loan Losses
	Year Ended December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2013	$6,862	$407	$3,627	$666	$374	$11,936
Charge-offs	(895)	(12)	(1,004)	(429)	—	(2,340)
Recoveries	363	—	181	249	—	793
Provision for loan losses	(282)	39	1,041	153	160	1,111
December 31, 2013	$6,048	$434	$3,845	$639	$534	$11,500

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2013
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$2,035	$30	$2,287	$—	$—	$4,352
Collectively evaluated for impairment	4,013	404	1,558	639	534	7,148
Total	$6,048	$434	$3,845	$639	$534	$11,500
Loans
Individually evaluated for impairment	$13,816	$1,538	$14,302	$119		$29,775
Collectively evaluated for impairment	378,288	91,051	275,629	33,294		778,262
Total	$392,104	$92,589	$289,931	$33,413		$808,037

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	13,620	14,423	28,043	5,806	3,582	9,388
3 - High satisfactory	94,556	51,230	145,786	28,715	12,170	40,885
4 - Low satisfactory	184,000	49,869	233,869	33,361	17,560	50,921
5 - Special mention	8,456	1,322	9,778	1,607	65	1,672
6 - Substandard	11,055	123	11,178	1,602	147	1,749
7 - Vulnerable	2,687	116	2,803	106	—	106
8 - Doubtful	—	12	12	—	—	—
Total	$314,374	$117,587	$431,961	$71,197	$33,524	$104,721

	2013
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$—	$—	$—	$—	$—
2 - High quality	18,671	14,461	33,132	3,527	3,235	6,762
3 - High satisfactory	91,323	39,403	130,726	26,015	17,000	43,015
4 - Low satisfactory	149,921	43,809	193,730	26,874	10,902	37,776
5 - Special mention	13,747	1,843	15,590	1,609	922	2,531
6 - Substandard	16,974	473	17,447	1,232	1,273	2,505
7 - Vulnerable	1,041	238	1,279	—	—	—
8 - Doubtful	183	17	200	—	—	—
Total	$291,860	$100,244	$392,104	$59,257	$33,332	$92,589
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of December 31:

	2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,155	$282	$—	$2,764	$4,201	$310,173	$314,374
Commercial other	153	24	2	116	295	117,292	117,587
Total commercial	1,308	306	2	2,880	4,496	427,465	431,961
Agricultural
Agricultural real estate	101	—	—	106	207	70,990	71,197
Agricultural other	102	—	—	—	102	33,422	33,524
Total agricultural	203	—	—	106	309	104,412	104,721
Residential real estate
Senior liens	1,821	425	146	668	3,060	210,138	213,198
Junior liens	235	18	—	130	383	10,750	11,133
Home equity lines of credit	468	20	—	250	738	39,526	40,264
Total residential real estate	2,524	463	146	1,048	4,181	260,414	264,595
Consumer
Secured	107	2	—	10	119	28,229	28,348
Unsecured	19	—	—	—	19	3,938	3,957
Total consumer	126	2	—	10	138	32,167	32,305
Total	$4,161	$771	$148	$4,044	$9,124	$824,458	$833,582

	2013
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,226	$296	$—	$1,136	$2,658	$289,202	$291,860
Commercial other	368	15	13	238	634	99,610	100,244
Total commercial	1,594	311	13	1,374	3,292	388,812	392,104
Agricultural
Agricultural real estate	34	295	—	—	329	58,928	59,257
Agricultural other	—	—	—	—	—	33,332	33,332
Total agricultural	34	295	—	—	329	92,260	92,589
Residential real estate
Senior liens	3,441	986	129	1,765	6,321	229,865	236,186
Junior liens	408	44	—	29	481	13,074	13,555
Home equity lines of credit	181	—	—	25	206	39,984	40,190
Total residential real estate	4,030	1,030	129	1,819	7,008	282,923	289,931
Consumer
Secured	167	11	—	50	228	28,444	28,672
Unsecured	25	5	—	1	31	4,710	4,741
Total consumer	192	16	—	51	259	33,154	33,413
Total	$5,850	$1,652	$142	$3,244	$10,888	$797,149	$808,037
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of, and for the years ended, December 31:

	2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,115	$7,234	$1,279	$6,958	$392
Commercial other	609	828	4	704	51
Agricultural real estate	—	—	—	85	—
Agricultural other	—	—	—	—	—
Residential real estate senior liens	11,645	12,782	2,015	12,713	509
Residential real estate junior liens	265	275	53	133	—
Home equity lines of credit	250	650	75	229	21
Consumer secured	54	54	1	68	4
Total impaired loans with a valuation allowance	19,938	21,823	3,427	20,890	977
Impaired loans without a valuation allowance
Commercial real estate	4,116	4,462		4,997	309
Commercial other	189	212		360	17
Agricultural real estate	1,529	1,529		1,455	89
Agricultural other	66	186		100	30
Home equity lines of credit	—	—		24	—
Consumer secured	10	10		6	—
Total impaired loans without a valuation allowance	5,910	6,399		6,942	445
Impaired loans
Commercial	12,029	12,736	1,283	13,019	769
Agricultural	1,595	1,715	—	1,640	119
Residential real estate	12,160	13,707	2,143	13,099	530
Consumer	64	64	1	74	4
Total impaired loans	$25,848	$28,222	$3,427	$27,832	$1,422

	2013
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,748	$6,888	$1,915	$7,256	$400
Commercial other	521	521	120	879	51
Agricultural real estate	90	90	30	91	4
Agricultural other	—	—	—	53	—
Residential real estate senior liens	14,061	15,315	2,278	11,111	442
Residential real estate junior liens	48	64	9	80	2
Home equity lines of credit	—	—	—	—	—
Consumer secured	—	—	—	—	—
Total impaired loans with a valuation allowance	21,468	22,878	4,352	19,470	899
Impaired loans without a valuation allowance
Commercial real estate	5,622	6,499		4,312	337
Commercial other	925	1,035		989	83
Agricultural real estate	1,370	1,370		320	28
Agricultural other	78	198		357	(7)
Home equity lines of credit	193	493		180	16
Consumer secured	119	148		72	2
Total impaired loans without a valuation allowance	8,307	9,743		6,230	459
Impaired loans
Commercial	13,816	14,943	2,035	13,436	871
Agricultural	1,538	1,658	30	821	25
Residential real estate	14,302	15,872	2,287	11,371	460
Consumer	119	148	—	72	2
Total impaired loans	$29,775	$32,621	$4,352	$25,700	$1,358
As of December 31, 2014 and December 31, 2013, we had committed to advance $0 and $134, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2014			2013
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	9	$1,533	$1,533	18	$5,299	$5,103
Agricultural other	1	49	49	4	1,379	1,379
Residential real estate
Senior liens	15	1,011	1,011	55	6,069	6,053
Junior liens	4	233	233	1	20	20
Home equity lines of credit	1	160	160	—	—	—
Total residential real estate	20	1,404	1,404	56	6,089	6,073
Consumer
Secured	—	—	—	1	27	27
Unsecured	4	18	18	2	34	34
Total consumer	4	18	18	3	61	61
Total	34	$3,004	$3,004	81	$12,828	$12,616
The following tables summarize concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2014				2013
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	8	$1,525	1	$8	12	$3,070	6	$2,229
Agricultural other	—	—	1	49	4	1,379	—	—
Residential real estate
Senior liens	3	97	12	914	24	1,904	31	4,165
Junior liens	2	152	2	81	—	—	1	20
Home equity lines of credit	1	160	—	—	—	—	—	—
Total residential real estate	6	409	14	995	24	1,904	32	4,185
Consumer
Secured	—	—	—	—	1	27	—	—
Unsecured	3	15	1	3	1	16	1	18
Total Consumer	3	15	1	3	2	43	1	18
Total	17	$1,949	17	$1,055	42	$6,396	39	$6,432
We did not restructure any loans by forgiving principal or accrued interest during 2014 or 2013.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.

Following is a summary of loans that defaulted in the years ended December 31, which were modified within 12 months prior to the default date:

	2014				2013
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Residential real estate senior liens	—	$—	$—	$—	1	$62	$11	$51
Consumer unsecured	2	7	7	—	1	16	16	—
Total	2	$7	$7	$—	2	$78	$27	$51
The following is a summary of TDR loan balances as of December 31:

	2014	2013
TDRs	$23,341	$25,865
Note 6 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2014	2013
Land	$5,429	$5,429
Buildings and improvements	25,441	24,765
Furniture and equipment	31,011	30,128
Total	61,881	60,322
Less: accumulated depreciation	36,000	34,603
Premises and equipment, net	$25,881	$25,719
Depreciation expense amounted to $2,551, $2,556, and $2,417 in 2014, 2013, and 2012, respectively.
Note 7 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $45,618 at December 31, 2014 and 2013.
Identifiable intangible assets were as follows as of December 31:

	2014
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,863	$510

	2013
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,680	$693
Amortization expense associated with identifiable intangible assets was $183, $221, and $260 in 2014, 2013, and 2012, respectively.

Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2014, and thereafter is as follows:

Estimated Amortization Expense
2015	$145
2016	106
2017	74
2018	62
2019	49
Thereafter	74
Total	$510
Note 8 – Deposits
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2015	$217,505
2016	75,192
2017	56,391
2018	50,550
2019	22,901
Thereafter	17,723
Total	$440,262
Interest expense on time deposits greater than $100 was $2,920 in 2014, $3,203 in 2013 and $3,854 in 2012.
Note 9 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2014		2013
	Amount	Rate	Amount	Rate
FHLB advances	$192,000	2.05%	$162,000	2.02%
Securities sold under agreements to repurchase without stated maturity dates	95,070	0.14%	106,025	0.13%
Securities sold under agreements to repurchase with stated maturity dates	439	3.25%	11,301	3.30%
Federal funds purchased	2,200	0.50%	—	—
Total	$289,709	1.41%	$279,326	1.35%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, AFS securities, and FHLB stock.

The following table lists the maturity and weighted average interest rates of FHLB advances as of December 31:

	2014		2013
	Amount	Rate	Amount	Rate
Fixed rate advances due 2014	$—	—	$10,000	0.48%
Fixed rate advances due 2015	42,000	0.72%	32,000	0.84%
Fixed rate advances due 2016	10,000	2.15%	10,000	2.15%
Fixed rate advances due 2017	30,000	1.95%	30,000	1.95%
Fixed rate advances due 2018	40,000	2.35%	40,000	2.35%
Fixed rate advances due 2019	20,000	3.11%	20,000	3.11%
Fixed rate advances due 2020	10,000	1.98%	10,000	1.98%
Fixed rate advances due 2021	30,000	2.26%	—	—
Fixed rate advances due 2023	10,000	3.90%	10,000	3.90%
Total	$192,000	2.05%	$162,000	2.02%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $135,222 and $148,930 at December 31, 2014 and 2013, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates at December 31:

	2014		2013
	Amount	Rate	Amount	Rate
Repurchase agreements due 2014	$—	—	$10,876	3.30%
Repurchase agreements due 2015	439	3.25%	425	3.25%
Total	$439	3.25%	$11,301	3.30%
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances borrowings for the years ended December 31:

	2014			2013
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$95,070	$91,422	0.13%	$106,025	$74,602	0.15%
Federal funds purchased	17,700	4,589	0.48%	13,700	4,445	0.61%
We had pledged trading securities, AFS securities, and 1-4 family residential real estate loans in the following amounts at December 31:

	2014	2013
Pledged to secure borrowed funds	$324,584	$320,173
Pledged to secure repurchase agreements	135,222	148,930
Pledged for public deposits and for other purposes necessary or required by law	19,851	20,922
Total	$479,657	$490,025
As of December 31, 2014, we had the ability to borrow up to an additional $112,301, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.

Note 10 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2014	2013	2012
Marketing and community relations	$1,431	$1,131	$1,965
FDIC insurance premiums	842	1,082	864
Audit and related fees	809	738	711
Director fees	775	819	885
Education and travel	625	502	588
Postage and freight	397	387	389
Printing and supplies	367	396	424
Loan underwriting fees	361	423	403
Consulting fees	349	315	482
Legal fees	320	359	268
Other losses	250	109	300
Amortization of deposit premium	183	221	260
State taxes	171	140	187
Foreclosed asset and collection	122	211	202
All other	1,628	1,517	1,123
Total other	$8,630	$8,350	$9,051
Note 11 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2014	2013	2012
Currently payable	$2,159	$3,404	$1,747
Deferred (benefit) expense	185	(1,208)	616
Income tax expense	$2,344	$2,196	$2,363

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the year ended December 31:

	2014	2013	2012
Income taxes at 34% statutory rate	$5,463	$5,000	$4,953
Effect of nontaxable income
Interest income on tax exempt municipal securities	(1,999)	(1,746)	(1,675)
Earnings on corporate owned life insurance policies	(255)	(249)	(238)
Other	(263)	(154)	(147)
Total effect of nontaxable income	(2,517)	(2,149)	(2,060)
Effect of nondeductible expenses	156	146	137
Effect of tax credits	(758)	(801)	(667)
Federal income tax expense	$2,344	$2,196	$2,363

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2014	2013
Deferred tax assets
Allowance for loan losses	$2,507	$2,988
Deferred directors’ fees	2,414	2,313
Employee benefit plans	255	257
Core deposit premium and acquisition expenses	1,037	971
Net unrealized losses on trading securities	361	360
Net unrecognized actuarial losses on pension plan	1,962	1,100
Net unrealized losses on available-for-sale securities	—	1,345
Life insurance death benefit payable	804	804
Alternative minimum tax	650	729
Other	203	321
Total deferred tax assets	10,193	11,188
Deferred tax liabilities
Prepaid pension cost	989	1,023
Premises and equipment	247	449
Accretion on securities	49	42
Core deposit premium and acquisition expenses	1,229	1,229
Net unrealized gains on available-for-sale securities	2,339	—
Other	449	547
Total deferred tax liabilities	5,302	3,290
Net deferred tax assets	$4,891	$7,898
We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2011. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2014 and 2013 and we not aware of any claims for such amounts by federal income tax authorities.
Note 12 – Off-Balance-Sheet Activities
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

	December 31
	2014	2013
Unfunded commitments under lines of credit	$116,935	$121,959
Commercial and standby letters of credit	4,985	4,169
Commitments to grant loans	13,988	29,096
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
Note 13 – On-Balance Sheet Activities
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $632 and $182 at December 31, 2014 and 2013, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,533 and $1,286 at December 31, 2014 and 2013, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.

Note 14 – Commitments and Other Matters
Banking regulations require us to maintain cash reserve balances in currency or as deposits with the FRB. At December 31, 2014 and 2013, the reserve balances amounted to $963 and $910, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2014, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2015, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $22,800.
Note 15 – Minimum Regulatory Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and Tier 1 capital to average assets (as defined). We believe, as of December 31, 2014 and 2013, that we met all capital adequacy requirements.
As of December 31, 2014, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe has changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk weighted assets
Isabella Bank	$128,074	14.16%	$72,341	8.00%	$90,426	10.00%
Consolidated	138,820	15.18	73,170	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	117,974	13.05	36,170	4.00	54,255	6.00
Consolidated	128,720	14.08	36,585	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	117,974	7.96	59,297	4.00	74,121	5.00
Consolidated	128,720	8.59	59,908	4.00	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk weighted assets
Isabella Bank	$120,067	13.84%	$69,390	8.00%	$86,738	10.00%
Consolidated	131,398	14.92	70,452	8.00	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	109,217	12.59	34,695	4.00	52,043	6.00
Consolidated	120,384	13.67	35,226	4.00	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	109,217	7.75	56,403	4.00	70,504	5.00
Consolidated	120,384	8.46	56,932	4.00	N/A	N/A
Note 16 – Benefit Plans
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
For 2012, we made a 3.0% safe harbor contribution for all eligible employees and matching contributions equal to 50% of the first 4.0% of an employee’s compensation contributed to the Plan during the year. Employees were 100% vested in the safe harbor contributions and were 0% vested through their first two years of employment and were 100% vested after 6 years of service for matching contributions.
For 2014, 2013 and 2012, expenses attributable to the Plan were $655, $608, and $662, respectively.
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

Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized on our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2014	2013
Change in benefit obligation
Benefit obligation, January 1	$10,732	$12,209
Interest cost	486	450
Actuarial (gain) loss	3,049	(1,294)
Benefits paid, including plan expenses	(1,017)	(633)
Benefit obligation, December 31	13,250	10,732
Change in plan assets
Fair value of plan assets, January 1	10,508	9,650
Investment return	699	1,276
Contributions	200	215
Benefits paid, including plan expenses	(1,017)	(633)
Fair value of plan assets, December 31	10,390	10,508
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(2,860)	$(224)

	2014	2013
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(224)	$(2,559)
Contributions	200	215
Net periodic benefit cost	(300)	(208)
Net change in unrecognized actuarial loss and prior service cost	(2,536)	2,328
Accrued pension benefit cost at December 31	$(2,860)	$(224)
We have recorded the funded status of the Plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Our liability increased in 2014 as a result of changes in mortality tables and discount rates used to determine the current benefit obligation. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss). The components of net periodic benefit cost are as follows for the years ended December 31:

	2014	2013	2012
Interest cost on benefit obligation	$486	$450	$470
Expected return on plan assets	(615)	(572)	(511)
Amortization of unrecognized actuarial net loss	169	330	292
Settlement loss	260	—	—
Net periodic benefit cost	$300	$208	$251
During 2014, an additional settlement loss of $260 was recognized in connection with lump-sum benefits distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2014 includes net unrecognized pension costs before income taxes of $5,770, of which $241 is expected to be amortized into benefit cost during 2015.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2014	2013	2012
Discount rate	3.80%	4.64%	3.75%
Expected long-term rate of return	6.00%	6.00%	6.00%

The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2014	2013	2012
Discount rate	4.64%	3.75%	4.22%
Expected long-term return on plan assets	6.00%	6.00%	6.00%
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
Plan Assets
Our overall investment strategy is to moderately grow the portfolio by investing 50% of the portfolio in equity securities and 50% in fixed income securities. This strategy is designed to generate a long term rate of return of 6.00%.  Equity securities primarily consist of the S&P 500 Index with a smaller allocation to the Small Cap and International Index.  Fixed income securities are invested in the Bond Market Index.  The Plan has appropriate assets invested in short term investments to meet near-term benefit payments.
The asset mix and the sector weighting of the investments are determined by our pension committee, which is comprised of members of our management. To manage the Plan, we retain a third party investment advisor to conduct consultations. We review the performance of the advisor at least annually.
The fair values of our pension plan assets by asset category were as follows as of December 31:

	2014		2013
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$804	$804	$142	$142
Common collective trusts
Fixed income	4,738	4,738	5,064	5,064
Equity investments	4,848	4,848	5,302	5,302
Total	$10,390	$10,390	$10,508	$10,508
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2014 and 2013:

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

We anticipate contributions to the plan in 2015 to approximate net contribution costs.
The components of projected net periodic benefit cost are as follows for the year ending:

December 31, 2015
Interest cost on projected benefit obligation	$493
Expected return on plan assets	(607)
Amortization of unrecognized actuarial net loss	355
Net periodic benefit cost	$241

Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2015	$535
2016	526
2017	555
2018	559
2019	604
2020 - 2024	3,425
Equity Compensation Plan
Pursuant to the terms of the Directors Plan, our directors are required to invest at least 25% of their board fees in our common stock. These stock investments can be made either through deferred fees or through the purchase of shares through the Dividend Reinvestment Plan. Deferred fees, under the Directors Plan, are converted on a quarterly basis into shares of our common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Dividend Reinvestment Plan shares are purchased on a monthly basis pursuant to the Dividend Reinvestment Plan.
Distribution of deferred fees from the Directors Plan occurs when the participant retires from the Board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share-based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan.
We maintain the Rabbi Trust to fund the Directors Plan. The Rabbi Trust is an irrevocable grantor trust to which we may contribute assets for the limited purpose of funding a nonqualified deferred compensation plan. Although we may not reach the assets of the Rabbi Trust for any purpose other than meeting our obligations under the Directors Plan, the assets of the Rabbi Trust remain subject to the claims of our creditors and are included in the consolidated financial statements. We may contribute cash or common stock to the Rabbi Trust from time-to-time for the sole purpose of funding the Directors Plan. The Rabbi Trust will use any cash that we contributed to purchase shares of our common stock on the open market through our brokerage services department. Shares held in the Rabbi Trust are included in the calculation of earnings per share.
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2014		2013
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	173,435	$3,902	172,550	$4,115
Shares held in Rabbi Trust	13,934	314	12,761	304
Total	187,369	$4,216	185,311	$4,419
Other Employee Benefit Plans
We maintain two nonqualified supplementary employee retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2014, 2013 and 2012 were $372, $375, and $382, respectively, and are being recognized over the participants’ expected years of service.
We maintain a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. During 2012, the Board of Directors approved a contribution of $75 to the ESOP. We made no contributions in 2014 or 2013. Compensation cost related to the plan for 2014, 2013 and 2012 was $23, $29, and $102, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2014, 2013, and 2012 were 241,958, 241,958, and 246,404, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years.

We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $1,786 in 2014, $2,698 in 2013 and $2,534 in 2012.
Note 17 – Accumulated Other Comprehensive Income (Loss)
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
The following table summarizes the changes in AOCI by component for the years ended December 31 (net of tax):

	Unrealized Holding Gains (Losses) on AFS Securities	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2012	$5,942	$(3,453)	$2,489
OCI before reclassifications	3,921	(580)	3,341
Amounts reclassified from AOCI	(837)	251	(586)
Subtotal	3,084	(329)	2,755
Tax effect	(348)	111	(237)
OCI, net of tax	2,736	(218)	2,518
Balance, December 31, 2012	8,678	(3,671)	5,007
OCI before reclassifications	(18,971)	2,120	(16,851)
Amounts reclassified from AOCI	(171)	208	37
Subtotal	(19,142)	2,328	(16,814)
Tax effect	6,257	(791)	5,466
OCI, net of tax	(12,885)	1,537	(11,348)
Balance, December 31, 2013	(4,207)	(2,134)	(6,341)
OCI before reclassifications	11,290	(2,836)	8,454
Amounts reclassified from AOCI	(97)	300	203
Subtotal	11,193	(2,536)	8,657
Tax effect	(3,684)	862	(2,822)
OCI, net of tax	7,509	(1,674)	5,835
Balance, December 31, 2014	$3,302	$(3,808)	$(506)
Included in OCI for the years ended December 31, 2014 and 2013 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2014			2013			2012
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$355	$10,935	$11,290	$(737)	$(18,234)	$(18,971)	$2,059	$1,862	$3,921
Reclassification adjustment for net realized (gains) losses included in net income	—	(97)	(97)	—	(171)	(171)	—	(1,119)	(1,119)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	—	—	—	282	282
Net unrealized gains (losses)	355	10,838	11,193	(737)	(18,405)	(19,142)	2,059	1,025	3,084
Tax effect	—	(3,684)	(3,684)	—	6,257	6,257	—	(348)	(348)
Unrealized gains (losses), net of tax	$355	$7,154	$7,509	$(737)	$(12,148)	$(12,885)	$2,059	$677	$2,736
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2014	2013	2012
Unrealized holding gains (losses) on AFS securities
	$97	$171	$1,119	Net gains (losses) on sale of AFS securities
	—	—	(282)	Net AFS impairment loss
	97	171	837	Income before federal income tax expense
	33	58	285	Federal income tax expense
	$64	$113	$552	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$300	$208	$251	Compensation and benefits
	102	71	85	Federal income tax expense
	$198	$137	$166	Net income

Note 18 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2014	2013
Balance, January 1	$4,178	$6,598
New loans	1,475	2,373
Repayments	(1,831)	(4,793)
Balance, December 31	$3,822	$4,178
Total deposits of these principal officers and directors and their affiliates amounted to $5,861 and $6,158 at December 31, 2014 and 2013, respectively. In addition, the ESOP held deposits with the Bank aggregating $392 and $292, respectively, at December 31, 2014 and 2013.
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
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 34,350 and 16,850 shares of our common stock as of December 31, 2014 and 2013, respectively. Such shares are included in the computation of dividends and earnings per share.
The following table displays total asset balances of, and our donations to, the Foundation as of, and for the years ended, December 31:

	2014	2013	2012
Total assets	$2,090	$1,815	$1,766
Donations	$500	$200	$850
Note 19 – Fair Value
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
AFS securities: AFS securities are recorded at fair value on a recurring basis. Level 1 fair value measurement is based upon quoted prices for identical instruments. Level 2 fair value measurement is based upon quoted prices for similar instruments. If quoted prices are not available, fair values are measured using independent pricing models or other model based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss and liquidity assumptions. The values for Level 1 and Level 2 investment securities are generally obtained from an independent third party. On a quarterly basis, we compare the values provided to alternative pricing sources.
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
The following tables list the quantitative fair value information about impaired loans as of December 31:

	2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$8,720	Cash crop inventory	40%
		Other inventory	75%
		Accounts receivable	50%
		Liquor license	75%

	2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	50%
Discounted appraisal value	$13,902	Livestock	50%
		Cash crop inventory	50%
		Other inventory	75%
		Accounts receivable	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	December 31, 2014
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$885	Real Estate	20% - 25%

	December 31, 2013
Valuation Techniques	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$1,412	Real Estate	20% - 30%
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
OMSR: OMSR (which are included in other assets) are subject to impairment testing. To test for impairment, we utilize a discounted cash flow analysis using interest rates and prepayment speed assumptions currently quoted for comparable instruments and discount rates. If the valuation model reflects a value less than the carrying value, OMSR are adjusted to fair value through a valuation allowance as determined by the model. As such, we classify OMSR subject to nonrecurring fair value adjustments as Level 2.
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

The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$19,326	$19,326	$19,326	$—	$—
Certificates of deposit held in other financial institutions	580	579	—	579	—
Mortgage loans AFS	901	911	—	911	—
Total loans	833,582	827,449	—	—	827,449
Less allowance for loan and lease losses	10,100	10,100	—	—	10,100
Net loans	823,482	817,349	—	—	817,349
Accrued interest receivable	5,851	5,851	5,851	—	—
Equity securities without readily determinable fair values (1)	20,076	—	—	—	—
OMSR	2,519	2,554	—	2,554	—
LIABILITIES		—
Deposits without stated maturities	634,222	634,222	634,222	—	—
Deposits with stated maturities	440,262	440,964	—	440,964	—
Borrowed funds	289,709	293,401	—	293,401	—
Accrued interest payable	558	558	558	—	—

	2013
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$41,558	$41,558	$41,558	$—	$—
Certificates of deposit held in other financial institutions	580	582	—	582	—
Mortgage loans AFS	1,104	1,123	—	1,123	—
Total loans	808,037	808,246	—	—	808,246
Less allowance for loan and lease losses	11,500	11,500	—	—	11,500
Net loans	796,537	796,746	—	—	796,746
Accrued interest receivable	5,442	5,442	5,442	—	—
Equity securities without readily determinable fair values (1)	18,293	18,293	—	—	—
OMSR	2,555	2,667	—	2,667	—
LIABILITIES
Deposits without stated maturities	593,754	593,754	593,754	—	—
Deposits with stated maturities	450,012	452,803	—	452,803	—
Borrowed funds	279,326	283,060	—	283,060	—
Accrued interest payable	633	633	633	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2014				2013
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
Trading securities
States and political subdivisions	$—	$—	$—	$—	$525	$—	$525	$—
AFS securities
Government-sponsored enterprises	24,136	—	24,136	—	23,745	—	23,745	—
States and political subdivisions	215,345	—	215,345	—	201,988	—	201,988	—
Auction rate money market preferred	2,619	—	2,619	—	2,577	—	2,577	—
Preferred stocks	6,140	6,140	—	—	5,827	5,827	—	—
Mortgage-backed securities	166,926	—	166,926	—	144,115	—	144,115	—
Collateralized mortgage obligations	152,368	—	152,368	—	133,810	—	133,810	—
Total AFS securities	567,534	6,140	561,394	—	512,062	5,827	506,235	—
Nonrecurring items
Impaired loans (net of the ALLL)	8,720	—	—	8,720	13,902	—	—	13,902
Foreclosed assets	885	—	—	885	1,412	—	—	1,412
Total	$577,139	$6,140	$561,394	$9,605	$527,901	$5,827	$506,760	$15,314
Percent of assets and liabilities measured at fair value		1.06%	97.27%	1.67%		1.10%	96.00%	2.90%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the years ended December 31:

	2014			2013
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$(5)	$—	$(5)	$(28)	$—	$(28)
Nonrecurring items
Foreclosed assets	—	(123)	(123)	—	(156)	(156)
Total	$(5)	$(123)	$(128)	$(28)	$(156)	$(184)

Note 20 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2014	2013
ASSETS
Cash on deposit at the Bank	$1,035	$529
AFS securities	3,294	3,542
Investments in subsidiaries	124,827	110,192
Premises and equipment	1,982	2,013
Other assets	53,228	54,223
TOTAL ASSETS	$184,366	$170,499
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,772	$9,890
Shareholders' equity	174,594	160,609
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$184,366	$170,499
Condensed Statements of Income

	Year Ended December 31
	2014	2013	2012
Income
Dividends from subsidiaries	$7,000	$7,000	$6,125
Interest income	150	161	174
Management fee and other	3,665	2,146	2,037
Total income	10,815	9,307	8,336
Expenses
Compensation and benefits	3,688	2,811	2,424
Occupancy and equipment	1,082	476	370
Audit and related fees	404	345	351
Other	1,395	958	945
Total expenses	6,569	4,590	4,090
Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,246	4,717	4,246
Federal income tax benefit	940	790	673
Income before equity in undistributed earnings of subsidiaries	5,186	5,507	4,919
Undistributed earnings of subsidiaries	8,538	7,003	7,287
Net income	$13,724	$12,510	$12,206

Condensed Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
Operating activities
Net income	$13,724	$12,510	$12,206
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(8,538)	(7,003)	(7,287)
Undistributed earnings of equity securities without readily determinable fair values	37	74	(459)
Share-based payment awards	495	554	643
Depreciation	144	174	114
Net amortization of AFS securities	1	2	4
Deferred income tax expense (benefit)	(159)	(305)	425
Changes in operating assets and liabilities which provided (used) cash
Other assets	145	(51)	(513)
Accrued interest and other liabilities	1,516	1,238	(98)
Net cash provided by (used in) operating activities	7,365	7,193	5,035
Investing activities
Maturities, calls, principal repayments, and sales of AFS securities	250	395	370
Purchases of premises and equipment	(81)	(146)	(239)
Advances to subsidiaries, net of repayments	641	(299)	(50)
Net cash provided by (used in) investing activities	810	(50)	81
Financing activities
Net increase (decrease) in borrowed funds	(1,600)	(1,350)	(597)
Cash dividends paid on common stock	(6,843)	(6,456)	(6,074)
Proceeds from the issuance of common stock	4,227	3,618	2,898
Common stock repurchased	(3,122)	(2,375)	(1,980)
Common stock purchased for deferred compensation obligations	(331)	(383)	(505)
Net cash provided by (used in) financing activities	(7,669)	(6,946)	(6,258)
Increase (decrease) in cash and cash equivalents	506	197	(1,142)
Cash and cash equivalents at beginning of year	529	332	1,474
Cash and cash equivalents at end of year	$1,035	$529	$332
Note 21 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2014, 2013, and 2012 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2014.
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
We have assessed our internal control system in relation to criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations (2013 framework) of the Treadway Commission.
Based upon these criteria, we believe that, as of December 31, 2014, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann") has audited our 2014 consolidated financial statements and internal control over financial reporting as of December 31, 2014. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2014 consolidated financial statements as a result of the integrated audit and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2014.

Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
March 11, 2015

/s/ Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)
March 11, 2015
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2015 (“Proxy Statement”) which is incorporated herein by reference.
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
Item 11. Executive Compensation.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2014, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by
Shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	173.435	(1)	(2)	(1)	(2)
Total	173.435

(1)
Pursuant to the terms of the Directors Plan, our directors are required to invest at least 25% of their board fees in our common stock. These stock investments can be made either through deferred fees or through the purchase of shares through the Dividend Reinvestment Plan. Deferred fees, under the Directors Plan, are converted on a quarterly basis into stock units of our common stock based on the fair value of a share of common stock as of the relevant valuation date. Stock credited to a participant’s account is eligible for stock and cash dividends as declared. Dividend Reinvestment Plan shares are purchased on a monthly basis pursuant to the Dividend Reinvestment Plan.

Distribution of deferred fees from the Directors Plan occurs when the participant retires from the board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan. As of December 31, 2014, the Directors Plan had 187,369 shares eligible to be distributed under the Directors Plan.

(2)
The Rabbi Trust holds 13,934 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

Item 13. Certain Relationships and Related Transactions, and Director Independence.
For information, see “Indebtedness of and Transactions with Management” and “Election of Directors” in the Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
For information concerning the principal accountant fees and services see “Fees for Professional Services Provided by Rehmann Robson LLC” and “Pre-approval Policies and Procedures” in the Proxy Statement which is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

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
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 11, 2015
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	March 11, 2015
Dennis P. Angner

/s/ Dr. Jeffrey J. Barnes	Director	March 11, 2015
Dr. Jeffrey J. Barnes

/s/ Richard J. Barz	Director	March 11, 2015
Richard J. Barz

/s/ Jae A. Evans	Chief Executive Officer and Director	March 11, 2015
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 11, 2015
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 11, 2015
Thomas L. Kleinhardt

/s/ Joseph LaFramboise	Director	March 11, 2015
Joseph LaFramboise

/s/ David J. Maness	Director	March 11, 2015
David J. Maness

/s/ W. Joseph Manifold	Director	March 11, 2015
W. Joseph Manifold

/s/ W. Michael McGuire	Director	March 11, 2015
W. Michael McGuire

/s/ Sarah R. Opperman	Director	March 11, 2015
Sarah R. Opperman