Form 10-Q
period 2015-03-31
ISABELLA BANK CORP
filed 2015-05-04
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,789,803 as of April 30, 2015.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Interim Condensed Consolidated Financial Statements (Unaudited)
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31 2015	December 31 2014
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,243	$18,058
Interest bearing balances due from banks	1,354	1,268
Total cash and cash equivalents	20,597	19,326
Certificates of deposit held in other financial institutions	580	580
AFS securities (amortized cost of $595,211 in 2015 and $561,893 in 2014)	605,208	567,534
Mortgage loans AFS	1,057	901
Loans
Commercial	418,311	431,961
Agricultural	107,299	104,721
Residential real estate	257,516	264,595
Consumer	32,342	32,305
Gross loans	815,468	833,582
Less allowance for loan and lease losses	9,600	10,100
Net loans	805,868	823,482
Premises and equipment	26,170	25,881
Corporate owned life insurance policies	25,839	25,152
Accrued interest receivable	6,798	5,851
Equity securities without readily determinable fair values	20,049	20,076
Goodwill and other intangible assets	46,090	46,128
Other assets	13,319	14,632
TOTAL ASSETS	$1,571,575	$1,549,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$176,160	$181,826
NOW accounts	197,364	190,984
Certificates of deposit under $100 and other savings	478,590	456,774
Certificates of deposit over $100	246,541	244,900
Total deposits	1,098,655	1,074,484
Borrowed funds	283,321	289,709
Accrued interest payable and other liabilities	9,946	10,756
Total liabilities	1,391,922	1,374,949
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,781,820 shares (including 11,385 shares held in the Rabbi Trust) in 2015 and 7,776,274 shares (including 13,934 shares held in the Rabbi Trust) in 2014	138,903	138,755
Shares to be issued for deferred compensation obligations	4,265	4,242
Retained earnings	34,001	32,103
Accumulated other comprehensive income (loss)	2,484	(506)
Total shareholders’ equity	179,653	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,571,575	$1,549,543

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2015	2014
Interest income
Loans, including fees	$9,684	$9,751
AFS securities
Taxable	2,107	1,998
Nontaxable	1,482	1,457
Trading securities	—	5
Federal funds sold and other	139	153
Total interest income	13,412	13,364
Interest expense
Deposits	1,466	1,616
Borrowings	1,022	884
Total interest expense	2,488	2,500
Net interest income	10,924	10,864
Provision for loan losses	(726)	(242)
Net interest income after provision for loan losses	11,650	11,106
Noninterest income
Service charges and fees	1,163	1,394
Net gain on sale of mortgage loans	149	115
Earnings on corporate owned life insurance policies	187	184
Other	629	556
Total noninterest income	2,128	2,249
Noninterest expenses
Compensation and benefits	5,425	5,486
Furniture and equipment	1,314	1,268
Occupancy	721	742
Other	1,874	1,990
Total noninterest expenses	9,334	9,486
Income before federal income tax expense	4,444	3,869
Federal income tax expense	771	560
NET INCOME	$3,673	$3,309
Earnings per common share
Basic	$0.47	$0.43
Diluted	$0.46	$0.42
Cash dividends per common share	$0.23	$0.22

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Three Months Ended March 31
	2015	2014
Net income	$3,673	$3,309
Unrealized gains (losses) on AFS securities arising during the period	4,356	5,520
Tax effect (1)	(1,366)	(1,739)
Other comprehensive income (loss), net of tax	2,990	3,781
Comprehensive income (loss)	$6,663	$7,090

(1)	See “Note 11 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	3,309	3,781	7,090
Issuance of common stock	35,814	850	—	—	—	850
Common stock issued for deferred compensation obligations	6,125	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	250	(250)	—	—	—
Share-based payment awards under equity compensation plan	—	—	137	—	—	137
Common stock purchased for deferred compensation obligations	—	(126)	—	—	—	(126)
Common stock repurchased pursuant to publicly announced repurchase plan	(37,415)	(893)	—	—	—	(893)
Cash dividends paid ($0.22 per common share)	—	—	—	(1,696)	—	(1,696)
Balance, March 31, 2014	7,727,547	$137,804	$3,892	$26,835	$(2,560)	$165,971
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	3,673	2,990	6,663
Issuance of common stock	41,217	945	—	—	—	945
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	146	—	—	146
Common stock purchased for deferred compensation obligations	—	(100)	—	—	—	(100)
Common stock repurchased pursuant to publicly announced repurchase plan	(35,671)	(820)	—	—	—	(820)
Cash dividends paid ($0.23 per common share)	—	—	—	(1,775)	—	(1,775)
Balance, March 31, 2015	7,781,820	$138,903	$4,265	$34,001	$2,484	$179,653

See notes to interim condensed consolidated financial statements.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Three Months Ended March 31
	2015	2014
OPERATING ACTIVITIES
Net income	$3,673	$3,309
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(726)	(242)
Impairment of foreclosed assets	—	43
Depreciation	654	619
Amortization of OMSR	70	68
Amortization of acquisition intangibles	38	48
Net amortization of AFS securities	478	457
Net unrealized (gains) losses on trading securities	—	4
Net gain on sale of mortgage loans	(149)	(115)
Increase in cash value of corporate owned life insurance policies	(187)	(184)
Share-based payment awards under equity compensation plan	146	137
Origination of loans held-for-sale	(11,209)	(5,364)
Proceeds from loan sales	11,202	6,094
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(947)	(1,283)
Other assets	(264)	(272)
Accrued interest payable and other liabilities	(810)	(507)
Net cash provided by (used in) operating activities	1,969	2,812
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal repayments	14,419	11,096
Purchases	(48,215)	(49,115)
Net loan principal (originations) collections	18,206	(856)
Proceeds from sales of foreclosed assets	302	567
Purchases of premises and equipment	(943)	(909)
Purchases of corporate owned life insurance policies	(500)	—
Net cash provided by (used in) investing activities	(16,731)	(39,217)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$24,171	$22,169
Net increase (decrease) in borrowed funds	(6,388)	(6,790)
Cash dividends paid on common stock	(1,775)	(1,696)
Proceeds from issuance of common stock	945	850
Common stock repurchased	(820)	(893)
Common stock purchased for deferred compensation obligations	(100)	(126)
Net cash provided by (used in) financing activities	16,033	13,514
Increase (decrease) in cash and cash equivalents	1,271	(22,891)
Cash and cash equivalents at beginning of period	19,326	41,558
Cash and cash equivalents at end of period	$20,597	$18,667
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,462	$2,547
Federal income taxes paid	1,393	552
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$134	$324

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Earnings per common share have been computed based on the following:

	Three Months Ended March 31
	2015	2014
Average number of common shares outstanding for basic calculation	7,773,428	7,721,254
Average potential effect of common shares in the Directors Plan (1)	177,001	173,279
Average number of common shares outstanding used to calculate diluted earnings per common share	7,950,429	7,894,533
Net income	$3,673	$3,309
Earnings per common share
Basic	$0.47	$0.43
Diluted	$0.46	$0.42

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Recent Adopted Accounting Standards Updates
ASU No. 2014-04: “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”
In January 2014, ASU No. 2014-04 amended ASC Topic 310, "Receivables" to provide clarification as to when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Specifically, the amendment defines physical possession to appropriately derecognize the loan and recognize the real estate as OREO. The adoption of this ASU did not have a significant impact on our operations.
ASU No. 2014-11: “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”
In June 2014, ASU No. 2014-11 amended ASC Topic 860, “Transfers and Servicing” to address concerns that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. The update changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. The adoption of this ASU did not have a significant impact on our operations.
Pending Accounting Standards Updates
ASU No. 2015-01: “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”
In January 2015, ASU No. 2015-01 amended ASC Topic 225, “Income Statement” to eliminate the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations.
ASU No. 2015-02: “Consolidation (Topic 810): Amendments to the Consolidation Analysis”
In February 2015, ASU No. 2015-02 amended ASC Topic 810, “Consolidation” to provide consolidation guidance on legal entities when the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

1.	Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities.

2.	Eliminate the presumption that a general partner should consolidate a limited partnership.

3.	Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.

4.
Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments of this update affect limited partnerships and similar legal entities including fees paid and fee arrangements on the primary beneficiary. The following three main provisions affect limited partnerships and similar legal entities:

1.
There is an additional requirement that limited partnerships and similar legal entities must meet to qualify as voting interest entities. A limited partnership must provide partners with either substantive kick-out rights or substantive participating rights over the general partner to meet this requirement.

2.
The specialized consolidation model and guidance for limited partnerships and similar legal entities have been eliminated. There is no longer a presumption that a general partner should consolidate a limited partnership.

3.
For limited partnerships and similar legal entities that qualify as voting interest entities, a limited partner with a controlling financial interest should consolidate a limited partnership. A controlling financial interest may be achieved through holding a limited partner interest that provides substantive kick-out rights.

The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,561	$11	$175	$24,397
States and political subdivisions	215,108	8,001	630	222,479
Auction rate money market preferred	3,200	—	425	2,775
Preferred stocks	6,800	47	523	6,324
Mortgage-backed securities	200,141	2,675	819	201,997
Collateralized mortgage obligations	145,401	2,394	559	147,236
Total	$595,211	$13,128	$3,131	$605,208

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,597	$10	$471	$24,136
States and political subdivisions	209,153	6,986	794	215,345
Auction rate money market preferred	3,200	—	581	2,619
Preferred stocks	6,800	31	691	6,140
Mortgage-backed securities	165,888	2,042	1,004	166,926
Collateralized mortgage obligations	152,255	1,533	1,420	152,368
Total	$561,893	$10,602	$4,961	$567,534
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2015 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$19,068	$5,493	$—	$—	$24,561
States and political subdivisions	15,087	59,213	94,106	46,702	—	215,108
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	6,800	6,800
Mortgage-backed securities	—	—	—	—	200,141	200,141
Collateralized mortgage obligations	—	—	—	—	145,401	145,401
Total amortized cost	$15,087	$78,281	$99,599	$46,702	$355,542	$595,211
Fair value	$15,133	$80,404	$103,432	$47,907	$358,332	$605,208
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

Information pertaining to AFS securities with gross unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$175	$23,822	$175
States and political subdivisions	103	12,496	527	3,346	630
Auction rate money market preferred	—	—	425	2,775	425
Preferred stocks	—	—	523	3,277	523
Mortgage-backed securities	53	9,772	766	41,873	819
Collateralized mortgage obligations	26	11,973	533	30,389	559
Total	$182	$34,241	$2,949	$105,482	$3,131
Number of securities in an unrealized loss position:		35		28	63

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$471	$23,525	$471
States and political subdivisions	48	5,323	746	17,416	794
Auction rate money market preferred	—	—	581	2,619	581
Preferred stocks	—	—	691	3,109	691
Mortgage-backed securities	5	9,456	999	52,407	1,004
Collateralized mortgage obligations	105	29,435	1,315	39,540	1,420
Total	$158	$44,214	$4,803	$138,616	$4,961
Number of securities in an unrealized loss position:		22		72	94
As of March 31, 2015 and December 31, 2014, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of March 31, 2015, or December 31, 2014.

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
The accrual of interest on commercial, agricultural, and residential real estate loans is typically discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell. Historical loss allocations were calculated at the loan class and segment levels based on a migration analysis of the loan portfolio over the preceding five years. Unallocated components are maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,823	$216	$4,238	$645	$1,178	$10,100
Charge-offs	(17)	—	(50)	(93)	—	(160)
Recoveries	213	72	33	68	—	386
Provision for loan losses	(209)	(82)	(492)	91	(34)	(726)
March 31, 2015	$3,810	$206	$3,729	$711	$1,144	$9,600

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,349	$—	$2,011	$1	$—	$3,361
Collectively evaluated for impairment	2,461	206	1,718	710	1,144	6,239
Total	$3,810	$206	$3,729	$711	$1,144	$9,600
Loans
Individually evaluated for impairment	$10,786	$1,566	$12,066	$50		$24,468
Collectively evaluated for impairment	407,525	105,733	245,450	32,292		791,000
Total	$418,311	$107,299	$257,516	$32,342		$815,468

	Allowance for Loan Losses
	Three Months Ended March 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Charge-offs	(192)	(31)	(113)	(114)	—	(450)
Recoveries	214	—	36	42	—	292
Provision for loan losses	(1,256)	22	959	63	(30)	(242)
March 31, 2014	$4,814	$425	$4,727	$630	$504	$11,100

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,283	$—	$2,143	$1	$—	$3,427
Collectively evaluated for impairment	2,540	216	2,095	644	1,178	6,673
Total	$3,823	$216	$4,238	$645	$1,178	$10,100
Loans
Individually evaluated for impairment	$12,029	$1,595	$12,160	$64		$25,848
Collectively evaluated for impairment	419,932	103,126	252,435	32,241		807,734
Total	$431,961	$104,721	$264,595	$32,305		$833,582
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	March 31, 2015
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	13,206	7,841	21,047	5,514	3,355	8,869
3 - High satisfactory	83,369	46,252	129,621	29,515	10,459	39,974
4 - Low satisfactory	196,284	49,486	245,770	35,309	19,444	54,753
5 - Special mention	7,257	850	8,107	1,831	31	1,862
6 - Substandard	10,716	111	10,827	1,598	139	1,737
7 - Vulnerable	2,435	1	2,436	104	—	104
8 - Doubtful	—	11	11	—	—	—
Total	$313,267	$105,044	$418,311	$73,871	$33,428	$107,299

	December 31, 2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	13,620	14,423	28,043	5,806	3,582	9,388
3 - High satisfactory	94,556	51,230	145,786	28,715	12,170	40,885
4 - Low satisfactory	184,000	49,869	233,869	33,361	17,560	50,921
5 - Special mention	8,456	1,322	9,778	1,607	65	1,672
6 - Substandard	11,055	123	11,178	1,602	147	1,749
7 - Vulnerable	2,687	116	2,803	106	—	106
8 - Doubtful	—	12	12	—	—	—
Total	$314,374	$117,587	$431,961	$71,197	$33,524	$104,721

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
7. VULNERABLE – Classified
Credit is considered “Substandard” and warrants placing on nonaccrual status. Risk of loss is being evaluated and exit strategy options are under review. Other characteristics that may apply:

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,255	$42	$—	$2,390	$3,687	$309,580	$313,267
Commercial other	95	—	14	1	110	104,934	105,044
Total commercial	1,350	42	14	2,391	3,797	414,514	418,311
Agricultural
Agricultural real estate	—	—	—	104	104	73,767	73,871
Agricultural other	82	34	—	—	116	33,312	33,428
Total agricultural	82	34	—	104	220	107,079	107,299
Residential real estate
Senior liens	1,600	109	153	570	2,432	205,443	207,875
Junior liens	154	—	—	117	271	10,266	10,537
Home equity lines of credit	22	—	—	240	262	38,842	39,104
Total residential real estate	1,776	109	153	927	2,965	254,551	257,516
Consumer
Secured	87	—	6	—	93	28,409	28,502
Unsecured	11	2	—	—	13	3,827	3,840
Total consumer	98	2	6	—	106	32,236	32,342
Total	$3,306	$187	$173	$3,422	$7,088	$808,380	$815,468

	December 31, 2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,155	$282	$—	$2,764	$4,201	$310,173	$314,374
Commercial other	153	24	2	116	295	117,292	117,587
Total commercial	1,308	306	2	2,880	4,496	427,465	431,961
Agricultural
Agricultural real estate	101	—	—	106	207	70,990	71,197
Agricultural other	102	—	—	—	102	33,422	33,524
Total agricultural	203	—	—	106	309	104,412	104,721
Residential real estate
Senior liens	1,821	425	146	668	3,060	210,138	213,198
Junior liens	235	18	—	130	383	10,750	11,133
Home equity lines of credit	468	20	—	250	738	39,526	40,264
Total residential real estate	2,524	463	146	1,048	4,181	260,414	264,595
Consumer
Secured	107	2	—	10	119	28,229	28,348
Unsecured	19	—	—	—	19	3,938	3,957
Total consumer	126	2	—	10	138	32,167	32,305
Total	$4,161	$771	$148	$4,044	$9,124	$824,458	$833,582
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of:

	March 31, 2015			December 31, 2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$7,443	$7,574	$1,346	$7,115	$7,234	$1,279
Commercial other	578	578	3	609	828	4
Agricultural real estate	87	87	—	—	—	—
Residential real estate senior liens	11,576	12,642	1,962	11,645	12,782	2,015
Residential real estate junior liens	250	260	49	265	275	53
Home equity lines of credit	—	—	—	250	650	75
Consumer secured	50	50	1	54	54	1
Total impaired loans with a valuation allowance	19,984	21,191	3,361	19,938	21,823	3,427
Impaired loans without a valuation allowance
Commercial real estate	2,694	3,029		4,116	4,462
Commercial other	71	301		189	212
Agricultural real estate	1,433	1,433		1,529	1,529
Agricultural other	46	46		66	186
Home equity lines of credit	240	640		—	—
Consumer secured	—	—		10	10
Total impaired loans without a valuation allowance	4,484	5,449		5,910	6,399
Impaired loans
Commercial	10,786	11,482	1,349	12,029	12,736	1,283
Agricultural	1,566	1,566	—	1,595	1,715	—
Residential real estate	12,066	13,542	2,011	12,160	13,707	2,143
Consumer	50	50	1	64	64	1
Total impaired loans	$24,468	$26,640	$3,361	$25,848	$28,222	$3,427

The following is a summary of information pertaining to impaired loans for the three month periods ended:

	March 31, 2015		March 31, 2014
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,277	$91	$6,762	$94
Commercial other	594	10	798	18
Agricultural real estate	44	1	90	1
Residential real estate senior liens	11,611	118	13,589	138
Residential real estate junior liens	258	2	46	—
Home equity lines of credit	125	—	85	1
Consumer secured	52	1	90	1
Total impaired loans with a valuation allowance	19,961	223	21,460	253
Impaired loans without a valuation allowance
Commercial real estate	3,405	61	5,776	102
Commercial other	130	3	591	6
Agricultural real estate	1,481	21	1,409	16
Agricultural other	56	1	161	28
Home equity lines of credit	120	6	97	—
Consumer secured	5	—	—	—
Total impaired loans without a valuation allowance	5,197	92	8,034	152
Impaired loans
Commercial	11,406	165	13,927	220
Agricultural	1,581	23	1,660	45
Residential real estate	12,114	126	13,817	139
Consumer	57	1	90	1
Total impaired loans	$25,158	$315	$29,494	$405
As of March 31, 2015 and December 31, 2014, we had committed to advance $5 and $0, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	4	$514	$514	4	$355	$355
Residential real estate
Senior liens	2	238	238	9	490	490
Home equity lines of credit	1	94	94	—	—	—
Total residential real estate	3	332	332	9	490	490
Consumer unsecured	—	—	—	1	1	1
Total	7	$846	$846	14	$846	$846
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	2	$183	2	$331	4	$355	—	$—
Residential real estate
Senior liens	1	49	1	189	2	49	7	441
Home equity lines of credit	—	—	1	94	—	—	—	—
Total residential real estate	1	49	2	283	2	49	7	441
Consumer unsecured	—	—	—	—	1	1	—	—
Total	3	$232	4	$614	7	$405	7	$441
We did not restructure any loans by forgiving principal or accrued interest in the three month periods ended March 31, 2015 or 2014.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three month periods ended March 31, 2015 and 2014, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31, 2015	December 31, 2014
TDRs	$22,388	$23,341
As of March 31, 2015, consumer mortgage loans collateralized by residential real estate that were foreclosed as a result of obtaining physical possession totaled $183. Additionally, consumer mortgage loans collateralized by residential real estate in the process of foreclosure were $42 as of March 31, 2015.

Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31 2015	December 31 2014
FHLB Stock	$9,800	$9,800
Corporate Settlement Solutions, LLC	6,912	6,936
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	338	341
Total	$20,049	$20,076
Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
FHLB advances	$217,000	1.86%	$192,000	2.05%
Securities sold under agreements to repurchase without stated maturity dates	66,321	0.12%	95,070	0.14%
Securities sold under agreements to repurchase with stated maturity dates	—	—	439	3.25%
Federal funds purchased	—	—	2,200	0.50
Total	$283,321	1.45%	$289,709	1.41%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Variable rate due 2015	$15,000	0.44%	$—	—
Fixed rate due 2015	42,000	0.67%	42,000	0.72%
Fixed rate due 2016	20,000	1.34%	10,000	2.15%
Fixed rate due 2017	30,000	1.95%	30,000	1.95%
Fixed rate due 2018	40,000	2.35%	40,000	2.35%
Fixed rate due 2019	20,000	3.11%	20,000	3.11%
Fixed rate due 2020	10,000	1.98%	10,000	1.98%
Fixed rate due 2021	30,000	2.26%	30,000	2.26%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Total	$217,000	1.86%	$192,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $66,321 and $135,222 at March 31, 2015 and December 31, 2014, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates as of:

	March 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Repurchase agreements due 2015	$—	—	$439	3.25%
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances borrowings for the three month periods ended:

	March 31, 2015			March 31, 2014
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$84,859	$79,052	0.13%	$94,741	$94,362	0.13%
Federal funds purchased	2,300	5,706	0.48%	15,000	5,755	0.47%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2015	December 31 2014
Pledged to secure borrowed funds	$338,489	$324,584
Pledged to secure repurchase agreements	66,321	135,222
Pledged for public deposits and for other purposes necessary or required by law	21,449	19,851
Total	$426,259	$479,657
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

March 31, 2015
States and political subdivisions	$1,403
Mortgage-backed securities	28,552
Collateralized mortgage obligations	36,366
Total	$66,321
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level of is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of available AFS securities to pledge in satisfy required collateral.
As of March 31, 2015, we had the ability to borrow up to an additional $100,614, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2015	2014
Marketing and community relations	$255	$243
FDIC insurance premiums	212	202
Director fees	198	195
Audit and related fees	158	138
Printing and supplies	102	102
Postage and freight	98	108
Education and travel	92	121
Loan underwriting fees	88	95
All other	671	786
Total other	$1,874	$1,990
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2015	2014
Income taxes at 34% statutory rate	$1,511	$1,315
Effect of nontaxable income
Interest income on tax exempt municipal securities	(500)	(494)
Earnings on corporate owned life insurance policies	(64)	(63)
Effect of tax credits	(186)	(197)
Other	(26)	(39)
Total effect of nontaxable income	(776)	(793)
Effect of nondeductible expenses	36	38
Federal income tax expense	$771	$560
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
The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$7,817	Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$8,720	Cash crop inventory	40%
		Other inventory	75%
		Accounts receivable	50%
		Liquor license	75%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluation.
Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value. As such, we classify accrued interest receivable as Level 1.
Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB stock and FRB stock as well as our ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. The investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the first quarter 2008 and we account for our investment under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a community bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007 and we account for our investment under the cost method of accounting.
The lack of an active market, or other independent sources to validate fair value estimates coupled with the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. As the fair values of these investments are not readily determinable, they are not disclosed under a specific fair value hierarchy; however, they are reviewed quarterly for impairment. If we were to record an impairment adjustment related to these securities, it would be classified as a nonrecurring Level 3 fair value adjustment. During 2015 and 2014, there were no impairments recorded on equity securities without readily determinable fair values.
Foreclosed assets: Upon transfer from the loan portfolio, foreclosed assets (which are included in other assets) are adjusted to and subsequently carried at the lower of carrying value or fair value less costs to sell. Net realizable value is based upon independent market prices, appraised values of the collateral, or management’s estimation of the value of the collateral. Due to the inherent level of estimation in the valuation process, we classify foreclosed assets as nonrecurring Level 3.
The table below lists the quantitative fair value information related to foreclosed assets as of:

	March 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$717	Real Estate	20% - 25%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$885	Real Estate	20% - 25%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluations.
Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2015 and 2014, there were no impairments recorded on goodwill and other acquisition intangibles.
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
Deposits: The fair value of demand, savings, and money market deposits are equal their carrying amounts and are classified as Level 1. Fair values for variable rate certificates of deposit approximate their carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. As such, fixed rate certificates of deposit are classified as Level 2.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$20,597	$20,597	$20,597	$—	$—
Certificates of deposit held in other financial institutions	580	579	—	579	—
Mortgage loans AFS	1,057	1,075	—	1,075	—
Total loans	815,468	809,598	—	—	809,598
Less allowance for loan and lease losses	9,600	9,600	—	—	9,600
Net loans	805,868	799,998	—	—	799,998
Accrued interest receivable	6,798	6,798	6,798	—	—
Equity securities without readily determinable fair values (1)	20,049	20,049	—	—	—
OMSR	2,415	2,420	—	2,420	—
LIABILITIES
Deposits without stated maturities	660,265	660,265	660,265	—	—
Deposits with stated maturities	438,390	441,670	—	441,670	—
Borrowed funds	283,321	221,053	—	221,053	—
Accrued interest payable	584	584	584	—	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$19,326	$19,326	$19,326	$—	$—
Certificates of deposit held in other financial institutions	580	579	—	579	—
Mortgage loans AFS	901	911	—	911	—
Total loans	833,582	827,449	—	—	827,449
Less allowance for loan and lease losses	10,100	10,100	—	—	10,100
Net loans	823,482	817,349	—	—	817,349
Accrued interest receivable	5,851	5,851	5,851	—	—
Equity securities without readily determinable fair values (1)	20,076	—	—	—	—
OMSR	2,519	2,554	—	2,554	—
LIABILITIES
Deposits without stated maturities	634,222	634,222	634,222	—	—
Deposits with stated maturities	440,262	440,964	—	440,964	—
Borrowed funds	289,709	293,401	—	293,401	—
Accrued interest payable	558	558	558	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2015				December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$24,397	$—	$24,397	$—	$24,136	$—	$24,136	$—
States and political subdivisions	222,479	—	222,479	—	215,345	—	215,345	—
Auction rate money market preferred	2,775	—	2,775	—	2,619	—	2,619	—
Preferred stocks	6,324	6,324	—	—	6,140	6,140	—	—
Mortgage-backed securities	201,997	—	201,997	—	166,926	—	166,926	—
Collateralized mortgage obligations	147,236	—	147,236	—	152,368	—	152,368	—
Total AFS securities	605,208	6,324	598,884	—	567,534	6,140	561,394	—
Nonrecurring items
Impaired loans (net of the ALLL)	7,817	—	—	7,817	8,720	—	—	8,720
Foreclosed assets	717	—	—	717	885	—	—	885
Total	$613,742	$6,324	$598,884	$8,534	$577,139	$6,140	$561,394	$9,605
Percent of assets and liabilities measured at fair value		1.03%	97.58%	1.39%		1.06%	97.27%	1.67%

The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value through earnings on a recurring basis and changes in assets and liabilities recorded at fair value on a nonrecurring basis, for which gains or losses were recognized in the:

	Three Months Ended March 31
	2015			2014
	Trading Losses	Other Gains (Losses)	Total	Trading Losses	Other Gains (Losses)	Total
Recurring items
Trading securities	$—	$—	$—	$(4)	$—	$(4)
Nonrecurring items
Foreclosed assets	—	—	—	—	(43)	(43)
Total	$—	$—	$—	$(4)	$(43)	$(47)
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2015			2014
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$1,628	$(2,134)	$(506)	$(4,207)	$(2,134)	$(6,341)
OCI before reclassifications	4,356	—	4,356	5,520	—	5,520
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	4,356	—	4,356	5,520	—	5,520
Tax effect	(1,366)	—	(1,366)	(1,739)	—	(1,739)
OCI, net of tax	2,990	—	2,990	3,781	—	3,781
Balance, March 31	$4,618	$(2,134)	$2,484	$(426)	$(2,134)	$(2,560)
Included in OCI for the three month periods ended March 31, 2015 and 2014 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2015			2014
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$340	$4,016	$4,356	$25	$5,495	$5,520
Tax effect	—	(1,366)	(1,366)	—	(1,739)	(1,739)
Unrealized gains (losses), net of tax	$340	$2,650	$2,990	$25	$3,756	$3,781

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2015	December 31 2014
ASSETS
Cash on deposit at the Bank	$416	$1,035
AFS securities	3,310	3,294
Investments in subsidiaries	130,340	124,827
Premises and equipment	2,005	1,982
Other assets	52,977	53,228
TOTAL ASSETS	$189,048	$184,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,395	$9,772
Shareholders' equity	179,653	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$189,048	$184,366
Interim Condensed Statements of Income

	Three Months Ended March 31
	2015	2014
Income
Dividends from subsidiaries	$1,600	$1,500
Interest income	36	39
Management fee and other	1,452	506
Total income	3,088	2,045
Expenses
Compensation and benefits	1,190	832
Occupancy and equipment	410	114
Audit and related fees	101	71
Other	493	268
Total expenses	2,194	1,285
Income before income tax benefit and equity in undistributed earnings of subsidiaries	894	760
Federal income tax benefit	241	254
Income before equity in undistributed earnings of subsidiaries	1,135	1,014
Undistributed earnings of subsidiaries	2,538	2,295
Net income	$3,673	$3,309

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2015	2014
Operating activities
Net income	$3,673	$3,309
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,538)	(2,295)
Undistributed earnings of equity securities without readily determinable fair values	27	78
Share-based payment awards	146	137
Depreciation	36	33
Changes in operating assets and liabilities which provided (used) cash
Other assets	223	9
Accrued interest and other liabilities	(377)	153
Net cash provided by (used in) operating activities	1,190	1,424
Investing activities
Purchases of premises and equipment	(59)	(8)
Net cash provided by (used in) investing activities	(59)	(8)
Financing activities
Net increase (decrease) in borrowed funds	—	250
Cash dividends paid on common stock	(1,775)	(1,696)
Proceeds from the issuance of common stock	945	850
Common stock repurchased	(820)	(893)
Common stock purchased for deferred compensation obligations	(100)	(126)
Net cash provided by (used in) financing activities	(1,750)	(1,615)
Increase (decrease) in cash and cash equivalents	(619)	(199)
Cash and cash equivalents at beginning of period	1,035	529
Cash and cash equivalents at end of period	$416	$330
Note 13 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2015 and 2014 and each of the three month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three month period ended March 31, 2015. This analysis should be read in conjunction with our 2014 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three month period ended March 31, 2015, we reported net income of $3,673 and earnings per common share of $0.47. Our increased earnings have primarily been the result of a reversal of provision for loan losses due to continued improvement in various credit quality indicators. Net loan recoveries during the first three months of 2015 were $226 as compared to net loans charged-off of $158 in the first three months of 2014. We continue to see reductions in loans classified as less than satisfactory in addition to a decline in total loans during the first three months of 2015. These factors required a reduction in the level of the ALLL in both amount and as a percentage of gross loans, resulting in a reversal of provision for loan losses of $726 for the three month period ended March 31, 2015.
During the three month period ended March 31, 2015, total assets grew by 1.42% to $1,571,575, and assets under management increased to $2,256,825 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $685,250. Total loans declined by $18,114 which was driven by commercial and agricultural loan declines of $11,072. Some of this decline is related to typical seasonal activity by our borrowers. Additionally, we experienced declines in both residential real estate and consumer loans of $7,042 as demand for residential real estate loans continued to be soft.
We increased our AFS securities portfolio by $37,674 during the first three months of 2015 to continue to provide growth in our balance sheet and increase interest income. While our net yield on interest earning assets of 3.37% remains historically low, it has stabilized. The low net yield on interest earning assets is a direct result of Federal Reserve Bank monetary policy. We anticipate the Federal Reserve Bank will increase short term interest rates in 2015 slightly; therefore, we do not anticipate any significant improvements in our net yield on interest earning assets in the short term.
We continue to experience challenges with growing our loan portfolio in a market with intense commercial loan competition and soft residential real estate demand. To ensure we are positioned to attract our share of qualified loan opportunities, we recently added new loan products in our residential real estate portfolio and are actively pursuing opportunities to improve our visibility within the indirect loan market. These initiatives are designed to attract new customers and retain current customers to improve earnings. Net interest income will increase only through continued growth in loans, investments, and other income earning assets. We are committed to increasing earnings and dedicated to providing long term sustainable growth to enable us to increase shareholder value.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
INCOME STATEMENT DATA
Interest income	$13,412	$13,713	$13,483	$13,391	$13,364
Interest expense	2,488	2,504	2,498	2,468	2,500
Net interest income	10,924	11,209	10,985	10,923	10,864
Provision for loan losses	(726)	(64)	(162)	(200)	(242)
Noninterest income	2,128	2,426	2,216	2,434	2,249
Noninterest expenses	9,334	9,606	9,514	9,300	9,486
Federal income tax expense	771	648	444	692	560
Net Income	$3,673	$3,445	$3,405	$3,565	$3,309
PER SHARE
Basic earnings	$0.47	$0.44	$0.44	$0.46	$0.43
Diluted earnings	$0.46	$0.44	$0.43	$0.45	$0.42
Dividends	$0.23	$0.23	$0.22	$0.22	$0.22
Tangible book value*	$16.84	$16.59	$16.33	$16.08	$15.82
Quoted market value
High	$23.50	$23.99	$24.00	$23.50	$23.94
Low	$22.00	$22.10	$21.73	$22.44	$22.25
Close*	$22.90	$22.50	$23.60	$22.95	$23.00
Common shares outstanding*	7,781,820	7,776,274	7,740,730	7,735,156	7,727,547
PERFORMANCE RATIOS
Return on average total assets	0.95%	0.90%	0.89%	0.95%	0.88%
Return on average shareholders' equity	8.27%	8.06%	7.91%	8.43%	8.04%
Return on average tangible shareholders' equity	11.30%	10.80%	10.88%	11.59%	10.92%
Net interest margin yield (FTE)	3.37%	3.45%	3.39%	3.43%	3.42%
BALANCE SHEET DATA*
Gross loans	$815,468	$833,582	$822,299	$816,307	$808,411
AFS securities	$605,208	$567,534	$575,080	$550,518	$555,144
Total assets	$1,571,575	$1,549,543	$1,553,974	$1,522,135	$1,513,371
Deposits	$1,098,655	$1,074,484	$1,081,890	$1,060,928	$1,065,935
Borrowed funds	$283,321	$289,709	$290,438	$279,457	$272,536
Shareholders' equity	$179,653	$174,594	$172,076	$171,099	$165,971
Gross loans to deposits	74.22%	77.58%	76.01%	76.94%	75.84%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$288,448	$288,639	$290,697	$290,590	$292,382
Assets managed by our Investment and Trust Services Department	$396,802	$383,878	$374,878	$374,092	$358,811
Total assets under management	$2,256,825	$2,222,060	$2,219,549	$2,186,817	$2,164,564
ASSET QUALITY*
Nonperforming loans to gross loans	0.44%	0.50%	0.57%	0.58%	0.65%
Nonperforming assets to total assets	0.27%	0.33%	0.37%	0.38%	0.42%
ALLL to gross loans	1.18%	1.21%	1.26%	1.31%	1.37%
CAPITAL RATIOS*
Shareholders' equity to assets	11.43%	11.27%	11.07%	11.24%	10.97%
Tier 1 leverage	8.74%	8.59%	8.47%	8.50%	8.38%
Common equity tier 1 capital	13.70%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	13.70%	14.08%	13.86%	13.84%	13.88%
Total risk-based capital	14.70%	15.18%	15.11%	15.09%	15.13%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2015	March 31 2014	March 31 2013	March 31 2012	March 31 2011
INCOME STATEMENT DATA
Interest income	$13,412	$13,364	$13,528	$14,204	$14,238
Interest expense	2,488	2,500	2,821	3,704	4,053
Net interest income	10,924	10,864	10,707	10,500	10,185
Provision for loan losses	(726)	(242)	300	461	817
Noninterest income	2,128	2,249	2,447	3,541	1,948
Noninterest expenses	9,334	9,486	9,191	9,573	8,587
Federal income tax expense	771	560	576	773	413
Net Income	$3,673	$3,309	$3,087	$3,234	$2,316
PER SHARE
Basic earnings	$0.47	$0.43	$0.40	$0.43	$0.31
Diluted earnings	$0.46	$0.42	$0.39	$0.41	$0.30
Dividends	$0.23	$0.22	$0.21	$0.20	$0.19
Tangible book value*	$16.84	$15.82	$14.95	$14.15	$13.35
Quoted market value
High	$23.50	$23.94	$25.10	$24.50	$19.25
Low	$22.00	$22.25	$21.55	$22.30	$17.10
Close*	$22.90	$23.00	$25.00	$24.00	$17.51
Common shares outstanding*	7,781,820	7,727,547	7,688,928	7,596,772	7,560,903
PERFORMANCE RATIOS
Return on average total assets	0.95%	0.88%	0.86%	0.95%	0.74%
Return on average shareholders' equity	8.27%	8.04%	7.51%	8.29%	6.34%
Return on average tangible shareholders' equity	11.30%	10.92%	10.86%	12.19%	9.56%
Net interest margin yield (FTE)	3.37%	3.42%	3.54%	3.70%	3.92%
BALANCE SHEET DATA*
Gross loans	$815,468	$808,411	$767,522	$743,132	$737,977
AFS securities	$605,208	$555,144	$520,931	$471,655	$361,960
Total assets	$1,571,575	$1,513,371	$1,434,705	$1,369,220	$1,262,181
Deposits	$1,098,655	$1,065,935	$1,029,760	$989,126	$923,247
Borrowed funds	$283,321	$272,536	$232,410	$214,493	$183,263
Shareholders' equity	$179,653	$165,971	$165,308	$157,307	$147,601
Gross loans to deposits	74.22%	75.84%	74.53%	75.13%	79.93%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$288,448	$292,382	$301,476	$304,235	$307,709
Assets managed by our Investment and Trust Services Department	$396,802	$358,811	$336,632	$312,304	$313,619
Total assets under management	$2,256,825	$2,164,564	$2,072,813	$1,985,759	$1,883,509
ASSET QUALITY*
Nonperforming loans to gross loans	0.44%	0.65%	0.90%	0.94%	0.77%
Nonperforming assets to total assets	0.27%	0.42%	0.56%	0.64%	0.66%
ALLL to gross loans	1.18%	1.37%	1.55%	1.67%	1.68%
CAPITAL RATIOS*
Shareholders' equity to assets	11.43%	10.97%	11.52%	11.49%	11.69%
Tier 1 leverage	8.74%	8.38%	8.28%	8.19%	8.23%
Common equity tier 1 capital	13.70%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	13.70%	13.88%	13.61%	13.20%	12.53%
Total risk-based capital	14.70%	15.13%	14.86%	14.45%	13.78%
* At end of period

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, nonearning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.
The following table displays the results for the three month periods ended:

	March 31 2015			December 31 2014			March 31 2014
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$822,059	$9,684	4.71%	$821,092	$10,019	4.88%	$805,812	$9,751	4.84%
Taxable investment securities	370,586	2,107	2.27%	363,563	2,085	2.29%	353,013	1,998	2.26%
Nontaxable investment securities	197,597	2,471	5.00%	199,175	2,472	4.96%	189,000	2,332	4.94%
Trading securities	—	—	—%	—	—	—%	524	8	6.11%
Other	24,421	139	2.28%	25,984	126	1.94%	26,604	153	2.30%
Total earning assets	1,414,663	14,401	4.07%	1,409,814	14,702	4.17%	1,374,953	14,242	4.14%
NONEARNING ASSETS
Allowance for loan losses	(10,308)			(10,346)			(11,634)
Cash and demand deposits due from banks	17,624			18,755			17,690
Premises and equipment	26,307			25,977			26,018
Accrued income and other assets	100,761			99,884			94,704
Total assets	$1,549,047			$1,544,084			$1,501,731
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$194,636	39	0.08%	$182,766	37	0.08%	$197,776	41	0.08%
Savings deposits	270,792	92	0.14%	265,456	95	0.14%	252,979	94	0.15%
Time deposits	437,210	1,335	1.22%	441,895	1,396	1.26%	451,350	1,481	1.31%
Borrowed funds	283,535	1,022	1.44%	288,345	976	1.35%	270,010	884	1.31%
Total interest bearing liabilities	1,186,173	2,488	0.84%	1,178,462	2,504	0.85%	1,172,115	2,500	0.85%
NONINTEREST BEARING LIABILITIES
Demand deposits	174,037			178,376			155,176
Other	11,087			11,951			9,861
Shareholders’ equity	177,750			175,295			164,579
Total liabilities and shareholders’ equity	$1,549,047			$1,544,084			$1,501,731
Net interest income (FTE)		$11,913			$12,198			$11,742
Net yield on interest earning assets (FTE)			3.37%			3.46%			3.42%
Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful. Included in interest income are loan fees which are displayed in the following table for the three month periods ended:

	March 31 2015	December 31 2014	March 31 2014
Loan fees	$507	$669	$476
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

	Three Months Ended March 31, 2015 Compared to December 31, 2014 Increase (Decrease) Due to			Three Months Ended March 31, 2015 Compared to March 31, 2014 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$12	$(347)	$(335)	$194	$(261)	$(67)
Taxable investment securities	40	(18)	22	100	9	109
Nontaxable investment securities	(20)	19	(1)	107	32	139
Trading securities	—	—	—	(4)	(4)	(8)
Other	(8)	21	13	(12)	(2)	(14)
Total changes in interest income	24	(325)	(301)	385	(226)	159
Changes in interest expense
Interest bearing demand deposits	2	—	2	(1)	(1)	(2)
Savings deposits	2	(5)	(3)	6	(8)	(2)
Time deposits	(15)	(46)	(61)	(45)	(101)	(146)
Borrowed funds	(16)	62	46	46	92	138
Total changes in interest expense	(27)	11	(16)	6	(18)	(12)
Net change in interest margin (FTE)	$51	$(336)	$(285)	$379	$(208)	$171
Our net yield on interest earning assets remains at historically low levels which is a direct result of FRB monetary policy. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin yield. While we anticipate that the FRB will increase short term interest rates in 2015, we do not anticipate the increase to be significant due to lack of underlying strength in the economic environment. As such, we do not expect any significant change in our net yield on interest earning assets and will continue to see compression on margins as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. We will continue our strategy of balance sheet growth to provide net interest income in future periods.

	Average Yield / Rate for the Three Month Periods Ended:
	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Total earning assets	4.07%	4.17%	4.10%	4.14%	4.14%
Total interest bearing liabilities	0.84%	0.85%	0.85%	0.84%	0.85%
Net yield on interest earning assets (FTE)	3.37%	3.46%	3.39%	3.43%	3.42%

	Quarter to Date Net Interest Income (FTE)
	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Total interest income (FTE)	$14,401	$14,702	$14,357	$14,282	$14,242
Total interest expense	2,488	2,504	2,498	2,468	2,500
Net interest income (FTE)	$11,913	$12,198	$11,859	$11,814	$11,742
One of the the primary contributors to the decline in the net yield on interest earning is the decline in loan fees. Loan fees are at historical lows as a result of the soft demand for residential mortgage loans and the intense competition for commercial loans. The following table displays data for the three month periods ended:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Net interest income (FTE)	$11,913	$12,198	$11,859	$11,814	$11,742
Less loan fees	507	669	488	566	476
Net interest income excluding loan fees (FTE)	$11,406	$11,529	$11,371	$11,248	$11,266
Net yield on interest earning assets excluding loan fees (FTE)	3.23%	3.27%	3.25%	3.26%	3.28%
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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended March 31:

	2015	2014	Variance
ALLL at beginning of period	$10,100	$11,500	$(1,400)
Charge-offs
Commercial and agricultural	17	223	(206)
Residential real estate	50	113	(63)
Consumer	93	114	(21)
Total charge-offs	160	450	(290)
Recoveries
Commercial and agricultural	285	214	71
Residential real estate	33	36	(3)
Consumer	68	42	26
Total recoveries	386	292	94
Net loan charge-offs	(226)	158	(384)
Provision for loan losses	(726)	(242)	(484)
ALLL at end of period	$9,600	$11,100	$(1,500)
Net loan charge-offs to average loans outstanding	(0.03)%	0.02%	(0.05)%

The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Total charge-offs	$160	$351	$416	$411	$450
Total recoveries	386	115	278	211	292
Net loan charge-offs	(226)	236	138	200	158
Net loan charge-offs to average loans outstanding	(0.03)%	0.03%	0.02%	0.02%	0.02%
Provision for loan losses	$(726)	$(64)	$(162)	$(200)	$(242)
Provision for loan losses to average loans outstanding	(0.09)%	(0.01)%	(0.02)%	(0.02)%	(0.03)%
ALLL	$9,600	$10,100	$10,400	$10,700	$11,100
ALLL as a% of loans at end of period	1.18%	1.21%	1.26%	1.31%	1.37%
As the level of net loans charged-off continues to decline and credit quality indicators continue to improve, we have consistently reduced the ALLL in both amount and as a percentage of loans. Current levels of net loans charged-off are now consistent with pre-recessionary levels. These factors in addition to the lack of loan growth in 2015, have required us to continue to reduce the ALLL in both amount and as a percentage of loans. For further discussion of the allocation of the ALLL, see “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Loans Past Due and Loans in Nonaccrual Status
Increases in past due and nonaccrual status loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual status loans. We monitor all loans that are past due and in nonaccrual status for indications of additional deterioration.

	Total Past Due and Nonaccrual
	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Commercial and agricultural	$4,017	$4,805	$3,904	$5,045	$4,986
Residential real estate	2,965	4,181	4,011	4,613	7,067
Consumer	106	138	134	98	113
Total	$7,088	$9,124	$8,049	$9,756	$12,166
Total past due and nonaccrual loans to gross loans	0.87%	1.09%	0.98%	1.20%	1.50%
Declines in past due and nonaccrual status loans are the result of strengthened loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has allowed certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant increase in the level of loans classified as TDRs. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual status. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed on nonaccrual status may be placed back on accrual status after six months of continued performance.
We restructure debt with borrowers who, due to temporary financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of March 31, 2015 or December 31, 2014.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended March 31, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	5	525	2	321	7	846
Principal advances (payments)	—	(198)	—	(37)	—	(235)
Loans paid-off	(8)	(920)	(3)	(500)	(11)	(1,420)
Partial charge-offs	—	—	—	(47)	—	(47)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(97)	(2)	(97)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(1)	(83)	1	83	—	—
March 31, 2015	152	$20,255	11	$2,133	163	$22,388

	Three Months Ended March 31, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	12	770	2	77	14	847
Principal advances (payments)	—	(273)	—	(30)	—	(303)
Loans paid-off	(10)	(718)	—	—	(10)	(718)
Partial charge-offs	—	—	—	(18)	—	(18)
Balances charged-off	(1)	(6)	—	—	(1)	(6)
Transfers to OREO	—	—	(2)	(34)	(2)	(34)
Transfers to accrual status	2	57	(2)	(57)	—	—
Transfers to nonaccrual status	(3)	(1,299)	3	1,299	—	—
March 31, 2014	165	$22,954	16	$2,679	181	$25,633
The following table summarizes our TDRs as of:

	March 31, 2015			December 31, 2014
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,983	$610	$19,593	$20,012	$272	$20,284	$(691)
Past due 30-59 days	1,107	2	1,109	804	592	1,396	(287)
Past due 60-89 days	109	—	109	115	3	118	(9)
Past due 90 days or more	56	1,521	1,577	—	1,543	1,543	34
Total	$20,255	$2,133	$22,388	$20,931	$2,410	$23,341	$(953)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2015			December 31, 2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$9,300	$9,528	$1,281	$10,222	$10,501	$1,276
Commercial other	649	879	3	715	945	4
Agricultural real estate	1,416	1,416	—	1,423	1,423	—
Agricultural other	46	46	—	66	186	—
Residential real estate senior liens	10,443	10,929	1,735	10,462	11,019	1,847
Residential real estate junior liens	244	244	48	246	246	49
Home equity lines of credit	240	640	—	153	453	46
Consumer secured	50	50	1	54	54	1
Total TDRs	22,388	23,732	3,068	23,341	24,827	3,223
Other impaired loans
Commercial real estate	837	1,075	65	1,009	1,195	3
Commercial other	—	—	—	83	95	—
Agricultural real estate	104	104	—	106	106	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	1,133	1,713	227	1,183	1,763	168
Residential real estate junior liens	6	16	1	19	29	4
Home equity lines of credit	—	—	—	97	197	29
Consumer secured	—	—	—	10	10	—
Total other impaired loans	2,080	2,908	293	2,507	3,395	204
Total impaired loans	$24,468	$26,640	$3,361	$25,848	$28,222	$3,427
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Nonaccrual status loans	$3,422	$4,044	$4,496	$4,587	$4,345
Accruing loans past due 90 days or more	173	148	164	119	893
Total nonperforming loans	3,595	4,192	4,660	4,706	5,238
Foreclosed assets	717	885	1,041	1,132	1,126
Total nonperforming assets	$4,312	$5,077	$5,701	$5,838	$6,364
Nonperforming loans as a % of total loans	0.44%	0.50%	0.57%	0.58%	0.65%
Nonperforming assets as a % of total assets	0.27%	0.33%	0.37%	0.38%	0.42%
After a loan is 90 days past due, it is generally placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months months of continued performance. Total nonperforming loans continue to improve and current levels reflect pre-recessionary levels.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	March 31 2015	December 31 2014
Commercial and agricultural	$1,702	$1,995
Residential real estate	240	262
Consumer	191	153
Total	$2,133	$2,410
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that all loans deemed to be impaired have been identified.
We believe that the level of the ALLL is appropriate as of March 31, 2015 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.

Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, gains and losses on sales of AFS securities, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2015	2014	$	%
Service charges and fees
NSF and overdraft fees	$447	$513	$(66)	(12.87)%
ATM and debit card fees	526	487	39	8.01%
Freddie Mac servicing fee	179	183	(4)	(2.19)%
Service charges on deposit accounts	82	86	(4)	(4.65)%
Net OMSR income (loss)	(104)	91	(195)	(214.29)%
All other	33	34	(1)	(2.94)%
Total service charges and fees	1,163	1,394	(231)	(16.57)%
Gain on sale of mortgage loans	149	115	34	29.57%
Earnings on corporate owned life insurance policies	187	184	3	1.63%
Other
Trust and brokerage advisory fees	512	507	5	0.99%
Other	117	49	68	138.78%
Total other	629	556	73	13.13%
Total noninterest income	$2,128	$2,249	$(121)	(5.38)%
Significant changes in noninterest income are detailed below:

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity and activity as well as the number of business days in the period. We anticipate fees will increase for the remainder of 2015.

•
As customers continue to increase their dependence on ATM and debit cards, we have realized a corresponding increase in fees. While we experienced an increase in 2015 in comparison to 2014, we do not anticipate significant changes to our ATM and debit fee structure. For the remainder of 2015, we do expect that these fees will continue to increase as the usage of ATM and debit cards increase.

•
Offering rates on residential mortgage loans, as well as the decline in loan demand, are the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). As a result of the lack of demand in residential mortgage loan originations, we are experiencing declines in net OMSR income (loss). As mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity will likely remain soft, we do not anticipate any significant changes in origination volumes or the gain on sale of mortgage loans. While we have experienced an increase in gain on the sale of mortgage loans, demand has significantly declined.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2015	2014	$	%
Compensation and benefits
Employee salaries	$4,100	$4,042	$58	1.43%
Employee benefits	1,325	1,444	(119)	(8.24)%
Total compensation and benefits	5,425	5,486	(61)	(1.11)%
Furniture and equipment
Service contracts	671	620	51	8.23%
Depreciation	475	445	30	6.74%
ATM and debit card fees	155	188	(33)	(17.55)%
All other	13	15	(2)	(13.33)%
Total furniture and equipment	1,314	1,268	46	3.63%
Occupancy
Outside services	189	207	(18)	(8.70)%
Depreciation	179	174	5	2.87%
Utilities	160	156	4	2.56%
Property taxes	132	134	(2)	(1.49)%
All other	61	71	(10)	(14.08)%
Total occupancy	721	742	(21)	(2.83)%
Other
Marketing and community relations	255	243	12	4.94%
FDIC insurance premiums	212	202	10	4.95%
Director fees	198	195	3	1.54%
Audit and related fees	158	138	20	14.49%
Printing and supplies	102	102	—	—
Postage and freight	98	108	(10)	(9.26)%
Education and travel	92	121	(29)	(23.97)%
Loan underwriting fees	88	95	(7)	(7.37)%
All other	671	786	(115)	(14.63)%
Total other	1,874	1,990	(116)	(5.83)%
Total noninterest expenses	$9,334	$9,486	$(152)	(1.60)%
Significant changes in noninterest expenses are detailed below:

•
The decline in employee benefits is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to increase moderately in future periods as a result of anticipated increases in health care costs.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2015	December 31 2014	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$20,597	$19,326	$1,271	6.58%
Certificates of deposit held in other financial institutions	580	580	—	—
AFS securities
Amortized cost of AFS securities	595,211	561,893	33,318	5.93%
Unrealized Gains (losses) on AFS securities	9,997	5,641	4,356	77.22%
AFS securities	605,208	567,534	37,674	6.64%
Mortgage loans AFS	1,057	901	156	17.31%
Loans
Gross loans	815,468	833,582	(18,114)	(2.17)%
Less allowance for loan and lease losses	9,600	10,100	(500)	(4.95)%
Net loans	805,868	823,482	(17,614)	(2.14)%
Premises and equipment	26,170	25,881	289	1.12%
Corporate owned life insurance policies	25,839	25,152	687	2.73%
Accrued interest receivable	6,798	5,851	947	16.19%
Equity securities without readily determinable fair values	20,049	20,076	(27)	(0.13)%
Goodwill and other intangible assets	46,090	46,128	(38)	(0.08)%
Other assets	13,319	14,632	(1,313)	(8.97)%
TOTAL ASSETS	$1,571,575	$1,549,543	$22,032	1.42%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,098,655	$1,074,484	$24,171	2.25%
Borrowed funds	283,321	289,709	(6,388)	(2.20)%
Accrued interest payable and other liabilities	9,946	10,756	(810)	(7.53)%
Total liabilities	1,391,922	1,374,949	16,973	1.23%
Shareholders’ equity	179,653	174,594	5,059	2.90%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,571,575	$1,549,543	$22,032	1.42%
The following table outlines the changes in loans:

	March 31 2015	December 31 2014	$ Change	% Change (unannualized)
Commercial	$418,311	$431,961	$(13,650)	(3.16)%
Agricultural	107,299	104,721	2,578	2.46%
Residential real estate	257,516	264,595	(7,079)	(2.68)%
Consumer	32,342	32,305	37	0.11%
Total	$815,468	$833,582	$(18,114)	(2.17)%

The following table displays loan balances as of:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Commercial	$418,311	$431,961	$416,824	$407,791	$399,702
Agricultural	107,299	104,721	101,795	97,661	92,059
Residential real estate	257,516	264,595	271,033	278,545	284,586
Consumer	32,342	32,305	32,647	32,310	32,064
Total	$815,468	$833,582	$822,299	$816,307	$808,411
As competition for commercial loans continues to be strong, our commercial loan portfolio has declined in 2015. Overall, we have experienced growth over the last year and we anticipate growth in the remainder of 2015. We continue to see declines in residential real estate loans which is likely to continue as the demand for residential real estate loans is anticipated to remain soft due to continuing uncertainty in the residential real estate markets and increases in interest rates. We anticipate that this trend will continue for the remainder of 2015.
The following table outlines the changes in deposits:

	March 31 2015	December 31 2014	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$176,160	$181,826	$(5,666)	(3.12)%
Interest bearing demand deposits	197,364	190,984	6,380	3.34%
Savings deposits	286,741	261,412	25,329	9.69%
Certificates of deposit	333,554	339,824	(6,270)	(1.85)%
Brokered certificates of deposit	76,671	72,134	4,537	6.29%
Internet certificates of deposit	28,165	28,304	(139)	(0.49)%
Total	$1,098,655	$1,074,484	$24,171	2.25%
The following table displays deposit balances as of:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Noninterest bearing demand deposits	$176,160	$181,826	$175,634	$162,537	$158,241
Interest bearing demand deposits	197,364	190,984	192,211	186,705	194,407
Savings deposits	286,741	261,412	269,475	260,038	261,444
Certificates of deposit	333,554	339,824	341,153	346,200	356,847
Brokered certificates of deposit	76,671	72,134	74,132	75,031	65,273
Internet certificates of deposit	28,165	28,304	29,285	30,417	29,723
Total	$1,098,655	$1,074,484	$1,081,890	$1,060,928	$1,065,935
Overall, deposits have grown considerably since March 31, 2014. As a result of the current interest rate environment, we continue to see declines in certificates of deposits, but these declines have been offset by increases in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. We expect this trend to continue for the foreseeable future.

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

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Government sponsored enterprises	$24,397	$24,136	$23,917	$24,104	$23,883
States and political subdivisions	222,479	215,345	223,545	214,210	219,644
Auction rate money market preferred	2,775	2,619	2,863	2,867	2,755
Preferred stocks	6,324	6,140	6,173	6,214	6,053
Mortgage-backed securities	201,997	166,926	170,767	162,992	157,856
Collateralized mortgage obligations	147,236	152,368	147,815	140,131	144,953
Total	$605,208	$567,534	$575,080	$550,518	$555,144
The following table displays borrowed funds balances as of:

	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
FHLB advances	$217,000	$192,000	$182,000	$182,000	$162,000
Securities sold under agreements to repurchase without stated maturity dates	66,321	95,070	89,535	87,058	94,741
Securities sold under agreements to repurchase with stated maturity dates	—	439	1,203	1,199	1,195
Federal funds purchased	—	2,200	17,700	9,200	14,600
Total	$283,321	$289,709	$290,438	$279,457	$272,536
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 41,217 shares or $945 of common stock during the first three months of 2015, as compared to 35,814 shares or $850 of common stock during the same period in 2014. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $146 and $137 during the three month periods ended March 31, 2015 and 2014, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 35,671 shares or $820 of common stock compared to 37,415 shares for $893 during the first three months of 2015 and 2014, respectively. As of March 31, 2015, we were authorized to repurchase up to an additional 116,095 shares of common stock.
The FRB has established minimum risk based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off balance sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital cushion buffer. The rules, which are being gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than we have historically.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.74% as of March 31, 2015.

Effective January 1, 2015, the minimum standard for primary, or tier 1, capital increased from 4.00% to 6.00%. The minimum standard for total capital remains at 8.00%. Also effective January 1, 2015 is the new common equity tier 1 capital ratio which has a minimum requirement of 4.50%. The following table sets forth the percentages required under the Risk Based Capital guidelines and our values as of:

	March 31 2015	December 31 2014	Required
Common equity tier 1 capital	13.70%	N/A	4.50%

Tier 1 capital	13.70%	14.08%	6.00%
Tier 2 capital	1.00%	1.10%	2.00%
Total Capital	14.70%	15.18%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At March 31, 2015, the Bank exceeded these minimum capital requirements.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31 2015	December 31 2014
Unfunded commitments under lines of credit	$123,436	$116,935
Commercial and standby letters of credit	3,074	4,985
Commitments to grant loans	29,370	13,988
Total	$155,880	$135,908
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and do not necessarily represent future cash requirements.
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
Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if it is deemed necessary, is based on management’s credit evaluation of the customer. Commitments to grant loans include residential mortgage loans with the majority being loans committed to be sold to the secondary market.
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
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, and AFS securities. These categories totaled $626,385 or 39.86% of assets as of March 31, 2015 as compared to $587,440 or 37.91% as of December 31, 2014. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form AFS securities or loans as collateral. As of March 31, 2015, we had available lines of credit of $100,614.
The following table summarizes our sources and uses of cash for the three month periods ended March 31:

	2015	2014	$ Variance
Net cash provided by (used in) operating activities	$1,969	$2,812	$(843)
Net cash provided by (used in) investing activities	(16,731)	(39,217)	22,486
Net cash provided by (used in) financing activities	16,033	13,514	2,519
Increase (decrease) in cash and cash equivalents	1,271	(22,891)	24,162
Cash and cash equivalents January 1	19,326	41,558	(22,232)
Cash and cash equivalents March 31	$20,597	$18,667	$1,930
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2015, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following tables summarize our interest rate sensitivity for the 12 and 24 months as of:

	March 31, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.85)%	0.32%	0.57%	(0.06)%	(0.77)%	(1.75)%	0.01%	0.73%	0.18%	(0.82)%

	December 31, 2014
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.66)%	0.29%	0.45%	(3.18)%	(4.39)%	(1.83)%	0.25%	1.04%	(2.70)%	(3.98)%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2015 and December 31, 2014. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	March 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,834	$100	$—	$—	$—	$—	$1,934	$1,933
Average interest rates	0.46%	0.35%	—	—	—	—	0.46%
AFS securities	$129,791	$110,004	$73,931	$54,912	$49,483	$187,087	$605,208	$605,208
Average interest rates	2.31%	2.15%	2.37%	2.26%	2.44%	2.48%	2.35%
Fixed interest rate loans (1)	$112,630	$113,348	$118,052	$81,115	$80,595	$145,182	$650,922	$645,052
Average interest rates	4.90%	4.70%	4.44%	4.37%	4.36%	4.28%	4.51%
Variable interest rate loans (1)	$60,313	$26,258	$21,840	$14,700	$15,267	$26,168	$164,546	$164,546
Average interest rates	4.59%	3.88%	3.82%	3.44%	3.35%	4.01%	4.07%
Rate sensitive liabilities
Borrowed funds	$133,321	$30,000	$40,000	$30,000	$—	$50,000	$283,321	$221,053
Average interest rates	0.36%	1.88%	2.46%	2.72%	—	2.53%	1.45%
Savings and NOW accounts	$43,409	$39,104	$35,113	$31,562	$28,400	$306,517	$484,105	$484,105
Average interest rates	0.12%	0.12%	0.12%	0.12%	0.12%	0.11%	0.11%
Fixed interest rate certificates of deposit	$209,203	$74,525	$56,687	$51,688	$25,688	$19,466	$437,257	$440,537
Average interest rates	0.99%	1.53%	1.36%	1.28%	1.52%	1.79%	1.23%
Variable interest rate certificates of deposit	$788	$345	$—	$—	$—	$—	$1,133	$1,133
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%

	December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,748	$—	$100	$—	$—	$—	$1,848	$1,847
Average interest rates	0.36%	—	0.35%	—	—	—	0.36%
AFS securities	$109,261	$93,324	$80,147	$53,017	$47,112	$184,673	$567,534	$567,534
Average interest rates	2.22%	2.26%	2.32%	2.39%	2.46%	2.62%	2.41%
Fixed interest rate loans (1)	$119,028	$98,865	$128,954	$91,854	$71,293	$151,156	$661,150	$655,017
Average interest rates	4.90%	4.83%	4.53%	4.32%	4.47%	4.25%	4.54%
Variable interest rate loans (1)	$71,435	$26,938	$19,836	$13,929	$14,706	$25,588	$172,432	$172,432
Average interest rates	4.46%	3.97%	3.95%	3.39%	3.37%	4.01%	4.08%
Rate sensitive liabilities
Borrowed funds	$139,709	$10,000	$30,000	$40,000	$20,000	$50,000	$289,709	$293,401
Average interest rates	0.33%	2.15%	1.95%	2.35%	3.11%	2.53%	1.41%
Savings and NOW accounts	$40,395	$36,417	$32,717	$29,423	$26,487	$286,957	$452,396	$452,396
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$216,852	$74,722	$56,391	$50,550	$22,901	$17,723	$439,139	$439,841
Average interest rates	0.96%	1.66%	1.47%	1.31%	1.48%	1.77%	1.25%
Variable interest rate certificates of deposit	$653	$470	$—	$—	$—	$—	$1,123	$1,123
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%
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
Item 4. Controls and Procedures
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2015, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(A)	None

(B)	None

(C)	Repurchases of Common Stock
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on October 22, 2014, to allow for the repurchase of an additional 150,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued common shares.
The following table provides information for the three month period ended March 31, 2015, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				151,766
January 1 - 31	7,937	$22.55	7,937	143,829
February 1 - 28	13,718	22.89	13,718	130,111
March 1 - 31	14,016	23.33	14,016	116,095
Balance, March 31	35,671	$22.99	35,671	116,095

Item 6. Exhibits

(a)	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

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

Isabella Bank Corporation

Date:	May 4, 2015	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2015	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)