Form 10-Q
period 2015-06-30
ISABELLA BANK CORP
filed 2015-07-29
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,786,962 as of July 27, 2015.

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
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q, or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2015	December 31 2014
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,955	$18,058
Interest bearing balances due from banks	8,686	1,268
Total cash and cash equivalents	29,641	19,326
Certificates of deposit held in other financial institutions	340	580
AFS securities (amortized cost of $591,841 in 2015 and $561,893 in 2014)	595,318	567,534
Mortgage loans AFS	1,029	901
Loans
Commercial	430,981	431,961
Agricultural	113,134	104,721
Residential real estate	250,208	264,595
Consumer	34,279	32,305
Gross loans	828,602	833,582
Less allowance for loan and lease losses	9,000	10,100
Net loans	819,602	823,482
Premises and equipment	26,155	25,881
Corporate owned life insurance policies	26,034	25,152
Accrued interest receivable	5,469	5,851
Equity securities without readily determinable fair values	21,142	20,076
Goodwill and other intangible assets	46,052	46,128
Other assets	16,193	14,632
TOTAL ASSETS	$1,586,975	$1,549,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$182,259	$181,826
NOW accounts	193,680	190,984
Certificates of deposit under $100 and other savings	468,773	456,774
Certificates of deposit over $100	245,757	244,900
Total deposits	1,090,469	1,074,484
Borrowed funds	307,599	289,709
Accrued interest payable and other liabilities	10,882	10,756
Total liabilities	1,408,950	1,374,949
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,797,188 shares (including 14,215 shares held in the Rabbi Trust) in 2015 and 7,776,274 shares (including 13,934 shares held in the Rabbi Trust) in 2014	139,201	138,755
Shares to be issued for deferred compensation obligations	4,378	4,242
Retained earnings	36,317	32,103
Accumulated other comprehensive income (loss)	(1,871)	(506)
Total shareholders’ equity	178,025	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,586,975	$1,549,543

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Interest income
Loans, including fees	$9,909	$9,799	$19,593	$19,550
AFS securities
Taxable	2,238	1,993	4,345	3,991
Nontaxable	1,507	1,486	2,989	2,943
Federal funds sold and other	139	113	278	271
Total interest income	13,793	13,391	27,205	26,755
Interest expense
Deposits	1,459	1,589	2,925	3,205
Borrowings	1,059	879	2,081	1,763
Total interest expense	2,518	2,468	5,006	4,968
Net interest income	11,275	10,923	22,199	21,787
Provision for loan losses	(535)	(200)	(1,261)	(442)
Net interest income after provision for loan losses	11,810	11,123	23,460	22,229
Noninterest income
Service charges and fees	1,393	1,360	2,556	2,754
Net gain on sale of mortgage loans	166	151	315	266
Earnings on corporate owned life insurance policies	195	190	382	374
Other	875	733	1,504	1,289
Total noninterest income	2,629	2,434	4,757	4,683
Noninterest expenses
Compensation and benefits	5,374	5,385	10,799	10,871
Furniture and equipment	1,426	1,219	2,740	2,487
Occupancy	672	676	1,393	1,418
Other	1,892	2,020	3,766	4,010
Total noninterest expenses	9,364	9,300	18,698	18,786
Income before federal income tax expense	5,075	4,257	9,519	8,126
Federal income tax expense	977	692	1,748	1,252
NET INCOME	$4,098	$3,565	$7,771	$6,874
Earnings per common share
Basic	$0.53	$0.46	$1.00	$0.89
Diluted	$0.52	$0.45	$0.98	$0.87
Cash dividends per common share	$0.23	$0.22	$0.46	$0.44

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$4,098	$3,565	$7,771	$6,874
Unrealized gains (losses) on AFS securities arising during the period	(6,520)	4,448	(2,164)	9,968
Tax effect (1)	2,165	(1,420)	799	(3,159)
Other comprehensive income (loss), net of tax	(4,355)	3,028	(1,365)	6,809
Comprehensive income (loss)	$(257)	$6,593	$6,406	$13,683

(1)	See “Note 11 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	6,874	6,809	13,683
Issuance of common stock	76,341	1,778	—	—	—	1,778
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	237	—	—	237
Common stock purchased for deferred compensation obligations	—	(166)	—	—	—	(166)
Common stock repurchased pursuant to publicly announced repurchase plan	(70,334)	(1,648)	—	—	—	(1,648)
Cash dividends paid ($0.44 per common share)	—	—	—	(3,394)	—	(3,394)
Balance, June 30, 2014	7,735,156	$137,945	$3,984	$28,702	$468	$171,099
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	7,771	(1,365)	6,406
Issuance of common stock	94,807	2,192	—	—	—	2,192
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	259	—	—	259
Common stock purchased for deferred compensation obligations	—	(165)	—	—	—	(165)
Common stock repurchased pursuant to publicly announced repurchase plan	(73,893)	(1,704)	—	—	—	(1,704)
Cash dividends paid ($0.46 per common share)	—	—	—	(3,557)	—	(3,557)
Balance, June 30, 2015	7,797,188	$139,201	$4,378	$36,317	$(1,871)	$178,025

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2015	2014
OPERATING ACTIVITIES
Net income	$7,771	$6,874
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(1,261)	(442)
Impairment of foreclosed assets	22	63
Depreciation	1,272	1,242
Amortization of OMSR	186	139
Amortization of acquisition intangibles	76	95
Net amortization of AFS securities	986	920
Net unrealized (gains) losses on trading securities	—	5
Net gain on sale of mortgage loans	(315)	(266)
Increase in cash value of corporate owned life insurance policies	(382)	(374)
Share-based payment awards under equity compensation plan	259	237
Origination of loans held-for-sale	(25,231)	(12,878)
Proceeds from loan sales	25,418	13,908
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	382	(6)
Other assets	(2,026)	270
Accrued interest payable and other liabilities	126	1,215
Net cash provided by (used in) operating activities	7,283	11,002
INVESTING ACTIVITIES
Net change in certificates of deposit held in other financial institutions	240	—
Activity in AFS securities
Maturities, calls, and principal payments	42,200	32,354
Purchases	(73,134)	(61,762)
Net loan principal (originations) collections	4,332	(9,551)
Proceeds from sales of foreclosed assets	799	1,140
Purchases of premises and equipment	(1,546)	(1,224)
Purchases of corporate owned life insurance policies	(500)	—
Net cash provided by (used in) investing activities	(27,609)	(39,043)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$15,985	$17,162
Net increase (decrease) in borrowed funds	17,890	131
Cash dividends paid on common stock	(3,557)	(3,394)
Proceeds from issuance of common stock	2,192	1,778
Common stock repurchased	(1,704)	(1,648)
Common stock purchased for deferred compensation obligations	(165)	(166)
Net cash provided by (used in) financing activities	30,641	13,863
Increase (decrease) in cash and cash equivalents	10,315	(14,178)
Cash and cash equivalents at beginning of period	19,326	41,558
Cash and cash equivalents at end of period	$29,641	$27,380
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,042	$5,074
Federal income taxes paid	2,143	715
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$809	$923

See notes to interim condensed consolidated financial statements (unaudited).

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Earnings per common share have been computed based on the following:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Average number of common shares outstanding for basic calculation	7,779,365	7,722,367	7,776,413	7,721,814
Average potential effect of common shares in the Directors Plan (1)	176,690	168,715	176,845	170,984
Average number of common shares outstanding used to calculate diluted earnings per common share	7,956,055	7,891,082	7,953,258	7,892,798
Net income	$4,098	$3,565	$7,771	$6,874
Earnings per common share
Basic	$0.53	$0.46	$1.00	$0.89
Diluted	$0.52	$0.45	$0.98	$0.87

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Recently Adopted Accounting Standards Updates
ASU No. 2014-04: “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”
In January 2014, ASU No. 2014-04 amended ASC Topic 310, "Receivables" to provide clarification as to when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. Specifically, the update defined physical possession to appropriately derecognize the loan and recognize the real estate as OREO. The adoption of this ASU did not have a significant impact on our operations or financial statement disclosures.

ASU No. 2014-11: “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”
In June 2014, ASU No. 2014-11 amended ASC Topic 860, “Transfers and Servicing” to address concerns that current accounting guidance distinguishes between repurchase agreements that settle at the same time as the maturity of the transferred financial asset and those that settle any time before maturity. The update changed the accounting for repurchase-to-maturity transactions to secured borrowing accounting and, for repurchase financing arrangements, separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which resulted in secured borrowing accounting for the repurchase agreement. The adoption of this ASU did not have a significant impact on our operations or financial statement disclosures.
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
ASU No. 2015-5: “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement“
In April 2015, ASU No. 2015-05 amended ASC Topic 350, “Goodwill and Other” to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.

The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations.
ASU No. 2015-7: “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)“
In May 2015, ASU No. 2015-07 amended ASC Topic 820, “Fair Value Measurement” to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,520	$8	$325	$24,203
States and political subdivisions	212,152	5,550	1,055	216,647
Auction rate money market preferred	3,200	—	481	2,719
Preferred stocks	3,800	—	570	3,230
Mortgage-backed securities	210,615	1,298	1,719	210,194
Collateralized mortgage obligations	137,554	1,692	921	138,325
Total	$591,841	$8,548	$5,071	$595,318

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,597	$10	$471	$24,136
States and political subdivisions	209,153	6,986	794	215,345
Auction rate money market preferred	3,200	—	581	2,619
Preferred stocks	6,800	31	691	6,140
Mortgage-backed securities	165,888	2,042	1,004	166,926
Collateralized mortgage obligations	152,255	1,533	1,420	152,368
Total	$561,893	$10,602	$4,961	$567,534

The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2015 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$24,068	$452	$—	$—	$24,520
States and political subdivisions	16,230	64,293	89,386	42,243	—	212,152
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	210,615	210,615
Collateralized mortgage obligations	—	—	—	—	137,554	137,554
Total amortized cost	$16,230	$88,361	$89,838	$42,243	$355,169	$591,841
Fair value	$16,346	$90,400	$91,896	$42,208	$354,468	$595,318
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
Information pertaining to AFS securities with gross unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$325	$23,671	$325
States and political subdivisions	494	26,761	561	3,259	1,055
Auction rate money market preferred	—	—	481	2,719	481
Preferred stocks	—	—	570	3,230	570
Mortgage-backed securities	740	91,235	979	40,154	1,719
Collateralized mortgage obligations	182	45,121	739	28,981	921
Total	$1,416	$163,117	$3,655	$102,014	$5,071
Number of securities in an unrealized loss position:		103		28	131

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$471	$23,525	$471
States and political subdivisions	48	5,323	746	17,416	794
Auction rate money market preferred	—	—	581	2,619	581
Preferred stocks	—	—	691	3,109	691
Mortgage-backed securities	5	9,456	999	52,407	1,004
Collateralized mortgage obligations	105	29,435	1,315	39,540	1,420
Total	$158	$44,214	$4,803	$138,616	$4,961
Number of securities in an unrealized loss position:		22		72	94

As of June 30, 2015 and December 31, 2014, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of June 30, 2015, or December 31, 2014.
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
For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance. For impaired loans not classified as nonaccrual, interest income continues to be accrued over the term of the loan based on the principal amount outstanding.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and states and political subdivisions. Repayment of these loans is often dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports as deemed necessary.
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
Underwriting criteria for residential real estate loans include:

•	Evaluation of the borrower’s ability to make monthly payments.

•	Evaluation of the value of the property securing the loan.

•	Ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income.

•	Ensuring all debt servicing does not exceed 36% of income.

•	Verification of acceptable credit reports.

•	Verification of employment, income, and financial information.

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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2015	$3,810	$206	$3,729	$711	$1,144	$9,600
Charge-offs	(11)	—	(205)	(80)	—	(296)
Recoveries	106	—	86	39	—	231
Provision for loan losses	(422)	157	(96)	(79)	(95)	(535)
June 30, 2015	$3,483	$363	$3,514	$591	$1,049	$9,000

	Allowance for Loan Losses
	Six Months Ended June 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,823	$216	$4,238	$645	$1,178	$10,100
Charge-offs	(28)	—	(255)	(173)	—	(456)
Recoveries	319	72	119	107	—	617
Provision for loan losses	(631)	75	(588)	12	(129)	(1,261)
June 30, 2015	$3,483	$363	$3,514	$591	$1,049	$9,000

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,295	$—	$1,906	$1	$—	$3,202
Collectively evaluated for impairment	2,188	363	1,608	590	1,049	5,798
Total	$3,483	$363	$3,514	$591	$1,049	$9,000
Loans
Individually evaluated for impairment	$9,050	$2,312	$10,313	$41		$21,716
Collectively evaluated for impairment	421,931	110,822	239,895	34,238		806,886
Total	$430,981	$113,134	$250,208	$34,279		$828,602

	Allowance for Loan Losses
	Three Months Ended June 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2014	$4,814	$425	$4,727	$630	$504	$11,100
Charge-offs	(79)	—	(264)	(68)	—	(411)
Recoveries	92	—	86	33	—	211
Provision for loan losses	185	(206)	(568)	207	182	(200)
June 30, 2014	$5,012	$219	$3,981	$802	$686	$10,700

	Allowance for Loan Losses
	Six Months Ended June 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Charge-offs	(271)	(31)	(377)	(182)	—	(861)
Recoveries	306	—	122	75	—	503
Provision for loan losses	(1,071)	(184)	391	270	152	(442)
June 30, 2014	$5,012	$219	$3,981	$802	$686	$10,700

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,283	$—	$2,143	$1	$—	$3,427
Collectively evaluated for impairment	2,540	216	2,095	644	1,178	6,673
Total	$3,823	$216	$4,238	$645	$1,178	$10,100
Loans
Individually evaluated for impairment	$12,029	$1,595	$12,160	$64		$25,848
Collectively evaluated for impairment	419,932	103,126	252,435	32,241		807,734
Total	$431,961	$104,721	$264,595	$32,305		$833,582
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	June 30, 2015
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	6,089	8,599	14,688	4,148	1,436	5,584
3 - High satisfactory	95,744	45,705	141,449	28,296	12,807	41,103
4 - Low satisfactory	197,605	57,353	254,958	36,822	23,792	60,614
5 - Special mention	7,101	808	7,909	2,188	1,278	3,466
6 - Substandard	10,278	280	10,558	1,801	292	2,093
7 - Vulnerable	927		927	274	—	274
8 - Doubtful	—	—	—	—	—	—
Total	$317,744	$113,237	$430,981	$73,529	$39,605	$113,134

	December 31, 2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	13,620	14,423	28,043	5,806	3,582	9,388
3 - High satisfactory	94,556	51,230	145,786	28,715	12,170	40,885
4 - Low satisfactory	184,000	49,869	233,869	33,361	17,560	50,921
5 - Special mention	8,456	1,322	9,778	1,607	65	1,672
6 - Substandard	11,055	123	11,178	1,602	147	1,749
7 - Vulnerable	2,687	116	2,803	106	—	106
8 - Doubtful	—	12	12	—	—	—
Total	$314,374	$117,587	$431,961	$71,197	$33,524	$104,721

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$696	$25	$—	$927	$1,648	$316,096	$317,744
Commercial other	133	6	—	—	139	113,098	113,237
Total commercial	829	31	—	927	1,787	429,194	430,981
Agricultural
Agricultural real estate	21	138	—	274	433	73,096	73,529
Agricultural other	187	—	—	—	187	39,418	39,605
Total agricultural	208	138	—	274	620	112,514	113,134
Residential real estate
Senior liens	2,156	335	19	329	2,839	198,074	200,913
Junior liens	15	55	—	—	70	10,059	10,129
Home equity lines of credit	86	—	—	—	86	39,080	39,166
Total residential real estate	2,257	390	19	329	2,995	247,213	250,208
Consumer
Secured	96	22	—	—	118	30,141	30,259
Unsecured	8	—	—	—	8	4,012	4,020
Total consumer	104	22	—	—	126	34,153	34,279
Total	$3,398	$581	$19	$1,530	$5,528	$823,074	$828,602

	December 31, 2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,155	$282	$—	$2,764	$4,201	$310,173	$314,374
Commercial other	153	24	2	116	295	117,292	117,587
Total commercial	1,308	306	2	2,880	4,496	427,465	431,961
Agricultural
Agricultural real estate	101	—	—	106	207	70,990	71,197
Agricultural other	102	—	—	—	102	33,422	33,524
Total agricultural	203	—	—	106	309	104,412	104,721
Residential real estate
Senior liens	1,821	425	146	668	3,060	210,138	213,198
Junior liens	235	18	—	130	383	10,750	11,133
Home equity lines of credit	468	20	—	250	738	39,526	40,264
Total residential real estate	2,524	463	146	1,048	4,181	260,414	264,595
Consumer
Secured	107	2	—	10	119	28,229	28,348
Unsecured	19	—	—	—	19	3,938	3,957
Total consumer	126	2	—	10	138	32,167	32,305
Total	$4,161	$771	$148	$4,044	$9,124	$824,458	$833,582
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not in nonaccrual status, interest income is recognized daily, as earned, according to the terms of the loan agreement. The following is a summary of information pertaining to impaired loans as of:

	June 30, 2015			December 31, 2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$6,661	$6,780	$1,292	$7,115	$7,234	$1,279
Commercial other	560	560	3	609	828	4
Agricultural real estate	—	—	—	—	—	—
Residential real estate senior liens	10,033	11,018	1,878	11,645	12,782	2,015
Residential real estate junior liens	141	151	28	265	275	53
Home equity lines of credit	—	—	—	250	650	75
Consumer secured	41	41	1	54	54	1
Total impaired loans with a valuation allowance	17,436	18,550	3,202	19,938	21,823	3,427
Impaired loans without a valuation allowance
Commercial real estate	1,765	1,898		4,116	4,462
Commercial other	64	75		189	212
Agricultural real estate	1,657	1,657		1,529	1,529
Agricultural other	655	655		66	186
Home equity lines of credit	139	439		—	—
Consumer secured	—	—		10	10
Total impaired loans without a valuation allowance	4,280	4,724		5,910	6,399
Impaired loans
Commercial	9,050	9,313	1,295	12,029	12,736	1,283
Agricultural	2,312	2,312	—	1,595	1,715	—
Residential real estate	10,313	11,608	1,906	12,160	13,707	2,143
Consumer	41	41	1	64	64	1
Total impaired loans	$21,716	$23,274	$3,202	$25,848	$28,222	$3,427

The following is a summary of information pertaining to impaired loans for the three and six month periods ended:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,052	$92	$7,163	$183
Commercial other	569	9	581	19
Agricultural real estate	44	—	44	1
Residential real estate senior liens	10,805	99	11,208	217
Residential real estate junior liens	196	12	227	14
Home equity lines of credit	—	—	63	—
Consumer secured	46	1	49	2
Total impaired loans with a valuation allowance	18,712	213	19,335	436
Impaired loans without a valuation allowance
Commercial real estate	2,230	74	2,818	135
Commercial other	68	2	99	5
Agricultural real estate	1,545	20	1,513	41
Agricultural other	351	7	204	8
Home equity lines of credit	190	4	155	10
Consumer secured	—	—	3	—
Total impaired loans without a valuation allowance	4,384	107	4,792	199
Impaired loans
Commercial	9,919	177	10,661	342
Agricultural	1,940	27	1,761	50
Residential real estate	11,191	115	11,653	241
Consumer	46	1	52	2
Total impaired loans	$23,096	$320	$24,127	$635

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$6,644	$91	$6,701	$185
Commercial other	852	11	825	29
Agricultural real estate	147	(1)	118	—
Residential real estate senior liens	12,786	126	13,188	264
Residential real estate junior liens	68	1	57	1
Home equity lines of credit	265	10	175	11
Consumer secured	63	1	77	2
Total impaired loans with a valuation allowance	20,825	239	21,141	492
Impaired loans without a valuation allowance
Commercial real estate	5,819	91	5,797	193
Commercial other	286	1	438	7
Agricultural real estate	1,405	21	1,407	37
Agricultural other	131	—	146	28
Home equity lines of credit	—	—	48	—
Consumer secured	5	—	3	—
Total impaired loans without a valuation allowance	7,646	113	7,839	265
Impaired loans
Commercial	13,601	194	13,761	414
Agricultural	1,683	20	1,671	65
Residential real estate	13,119	137	13,468	276
Consumer	68	1	80	2
Total impaired loans	$28,471	$352	$28,980	$757
As of June 30, 2015 and December 31, 2014, we had committed to advance $19 and $0, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$71	$71	5	$585	$585
Agricultural other	7	770	770	7	770	770
Residential real estate
Senior liens	2	210	210	4	448	448
Junior liens	1	30	30	1	30	30
Home equity lines of credit	—	—	—	1	94	94
Total residential real estate	3	240	240	6	572	572
Consumer unsecured	—	—	—	—	—	—
Total	11	$1,081	$1,081	18	$1,927	$1,927

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$8	$8	5	$363	$363
Agricultural other	—	—	—	—	—	—
Residential real estate
Senior liens	3	170	170	12	661	661
Junior liens	1	41	41	1	41	41
Home equity lines of credit	1	160	160	1	160	160
Total residential real estate	5	371	371	14	862	862
Consumer unsecured	2	8	8	3	8	8
Total	8	$387	$387	22	$1,233	$1,233
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$71	—	$—	3	$254	2	$331
Agricultural other	6	724	1	46	6	724	1	46
Residential real estate
Senior liens	—	—	2	210	1	50	3	398
Junior liens	—	—	1	30	—	—	1	30
Home equity lines of credit	—	—	—	—	—	—	1	94
Total residential real estate	—	—	3	240	1	50	5	522
Consumer unsecured	—	—	—	—	—	—	—	—
Total	7	$795	4	$286	10	$1,028	8	$899

	Three Months Ended June 30, 2014				Six Months Ended June 30, 2014
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$8	4	$355	1	$8
Agricultural other	—	—	—	—	—	—	—	—
Residential real estate
Senior liens	1	48	2	122	3	98	9	563
Junior liens	—	—	1	41	—	—	1	41
Home equity lines of credit	1	160	—	—	1	160	—	—
Total residential real estate	2	208	3	163	4	258	10	604
Consumer unsecured	1	5	1	3	2	5	1	3
Total	3	$213	5	$174	10	$618	12	$615
We did not restructure any loans by forgiving principal or accrued interest in the three and six month periods ended June 30, 2015 or 2014.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
Following is a summary of loans that defaulted in the three and six month periods ended June 30, 2015, which were modified within 12 months prior to the default date.

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Residential real estate junior liens	1	$39	$39	$—	1	$39	$39	$—
We had no loans that defaulted in the three and six month periods ended June 30, 2014, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	June 30, 2015	December 31, 2014
TDRs	$20,458	$23,341
The following is a summary of foreclosed assets as of:

	June 30, 2015	December 31, 2014
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession (1)	$—	N/A
Foreclosed Assets	873	885
Total	$873	$885

(1)	Disclosure requirement from the adoption of ASU No. 2014-04 on January 1, 2015. As such, measurement was applicable for December 31, 2014.
Consumer mortgage loans collateralized by residential real estate in the process of foreclosure were $5 as of June 30, 2015.

Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2015	December 31 2014
FHLB Stock	$10,800	$9,800
Corporate Settlement Solutions, LLC	7,005	6,936
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	338	341
Total	$21,142	$20,076
Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
FHLB advances	$240,000	1.71%	$192,000	2.05%
Securities sold under agreements to repurchase without stated maturity dates	67,599	0.12%	95,070	0.14%
Securities sold under agreements to repurchase with stated maturity dates	—	—	439	3.25%
Federal funds purchased	—	—	2,200	0.50%
Total	$307,599	1.36%	$289,709	1.41%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturity and weighted average interest rates of FHLB advances as of:

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Fixed rate due 2015	$30,000	0.68%	$—	—
Variable rate due 2015	35,000	0.44%	—	—
Fixed rate due 2016	20,000	1.34%	42,000	0.72%
Variable rate due 2016	15,000	0.44%	10,000	2.15%
Fixed rate due 2017	30,000	1.95%	30,000	1.95%
Fixed rate due 2018	40,000	2.35%	40,000	2.35%
Fixed rate due 2019	20,000	3.11%	20,000	3.11%
Fixed rate due 2020	—	—	10,000	1.98%
Fixed rate due 2021	40,000	2.19%	30,000	2.26%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Total	$240,000	1.71%	$192,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $67,661 and $94,537 at June 30, 2015 and December 31, 2014, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates as of:

	June 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Repurchase agreements due 2015	$—	—	$439	3.25%
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

	Three Months Ended June 30
	2015			2014
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$67,599	$63,294	0.13%	$90,813	$90,484	0.13%
Federal funds purchased	12,600	5,770	0.52%	16,500	6,849	0.48%

	Six Months Ended June 30
	2015			2014
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$84,859	$71,129	0.13%	$94,741	$92,412	0.13%
Federal funds purchased	12,600	5,738	0.50%	16,500	6,305	0.47%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2015	December 31 2014
Pledged to secure borrowed funds	$344,764	$324,584
Pledged to secure repurchase agreements	67,661	94,537
Pledged for public deposits and for other purposes necessary or required by law	21,278	19,851
Total	$433,703	$438,972
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2015	December 31 2014
States and political subdivisions	$2,041	$6,643
Mortgage-backed securities	24,146	29,655
Collateralized mortgage obligations	41,474	58,239
Total	$67,661	$94,537
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of available AFS securities to pledge to satisfy required collateral.
As of June 30, 2015, we had the ability to borrow up to an additional $104,173, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Marketing and community relations	$228	$211	$483	$454
FDIC insurance premiums	203	221	415	423
Director fees	206	183	404	378
Audit and related fees	188	182	346	320
Education and travel	129	143	221	264
Printing and supplies	96	87	198	189
Postage and freight	92	90	190	198
Legal fees	93	106	152	160
Loan underwriting fees	62	92	150	187
Consulting fees	79	76	142	167
All other	516	629	1,065	1,270
Total other	$1,892	$2,020	$3,766	$4,010
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Income taxes at 34% statutory rate	$1,725	$1,448	$3,236	$2,763
Effect of nontaxable income
Interest income on tax exempt municipal securities	(510)	(503)	(1,010)	(997)
Earnings on corporate owned life insurance policies	(66)	(64)	(130)	(127)
Effect of tax credits	(181)	(191)	(367)	(388)
Other	(26)	(43)	(52)	(77)
Total effect of nontaxable income	(783)	(801)	(1,559)	(1,589)
Effect of nondeductible expenses	35	45	71	78
Federal income tax expense	$977	$692	$1,748	$1,252
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
We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan loss may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell, if the loan is collateral dependent. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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
The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	25% - 50%
Discounted appraisal value	$6,133	Cash crop inventory	40%
		Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$8,720	Cash crop inventory	40%
		Other inventory	75%
		Accounts receivable	50%
		Liquor license	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	June 30, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$873	Real Estate	20% - 30%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$885	Real Estate	20% - 25%
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
Deposits: The fair value of demand, savings, and money market deposits are equal to their carrying amounts and are classified as Level 1. Fair values for variable rate certificates of deposit approximate their carrying value. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits. As such, fixed rate certificates of deposit are classified as Level 2.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$29,641	$29,641	$29,641	$—	$—
Certificates of deposit held in other financial institutions	340	339	—	339	—
Mortgage loans AFS	1,029	1,046	—	1,046	—
Gross loans	828,602	820,828	—	—	820,828
Less allowance for loan and lease losses	9,000	9,000	—	—	9,000
Net loans	819,602	811,828	—	—	811,828
Accrued interest receivable	5,469	5,469	5,469	—	—
Equity securities without readily determinable fair values (1)	21,142	N/A	—	—	—
OMSR	2,492	2,499	—	2,499	—
LIABILITIES
Deposits without stated maturities	654,044	654,044	654,044	—	—
Deposits with stated maturities	436,425	436,241	—	436,241	—
Borrowed funds	307,599	310,913	—	310,913	—
Accrued interest payable	522	522	522	—	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$19,326	$19,326	$19,326	$—	$—
Certificates of deposit held in other financial institutions	580	579	—	579	—
Mortgage loans AFS	901	911	—	911	—
Gross loans	833,582	827,449	—	—	827,449
Less allowance for loan and lease losses	10,100	10,100	—	—	10,100
Net loans	823,482	817,349	—	—	817,349
Accrued interest receivable	5,851	5,851	5,851	—	—
Equity securities without readily determinable fair values (1)	20,076	N/A	—	—	—
OMSR	2,519	2,554	—	2,554	—
LIABILITIES
Deposits without stated maturities	634,222	634,222	634,222	—	—
Deposits with stated maturities	440,262	440,964	—	440,964	—
Borrowed funds	289,709	293,401	—	293,401	—
Accrued interest payable	558	558	558	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2015				December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$24,203	$—	$24,203	$—	$24,136	$—	$24,136	$—
States and political subdivisions	216,647	—	216,647	—	215,345	—	215,345	—
Auction rate money market preferred	2,719	—	2,719	—	2,619	—	2,619	—
Preferred stocks	3,230	3,230	—	—	6,140	6,140	—	—
Mortgage-backed securities	210,194	—	210,194	—	166,926	—	166,926	—
Collateralized mortgage obligations	138,325	—	138,325	—	152,368	—	152,368	—
Total AFS securities	595,318	3,230	592,088	—	567,534	6,140	561,394	—
Nonrecurring items
Impaired loans (net of the ALLL)	6,133	—	—	6,133	8,720	—	—	8,720
Foreclosed assets	873	—	—	873	885	—	—	885
Total	$602,324	$3,230	$592,088	$7,006	$577,139	$6,140	$561,394	$9,605
Percent of assets and liabilities measured at fair value		0.54%	98.30%	1.16%		1.06%	97.27%	1.67%

The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value, for which gains or losses were recognized through earnings on a nonrecurring basis, in the:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Nonrecurring items
Foreclosed assets	$(22)	$(20)	$(22)	$(63)
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of June 30, 2015.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2015			2014
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, April 1	$6,292	$(3,808)	$2,484	$(426)	$(2,134)	$(2,560)
OCI before reclassifications	(6,520)	—	(6,520)	4,448	—	4,448
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	(6,520)	—	(6,520)	4,448	—	4,448
Tax effect	2,165	—	2,165	(1,420)	—	(1,420)
OCI, net of tax	(4,355)	—	(4,355)	3,028	—	3,028
Balance, June 30	$1,937	$(3,808)	$(1,871)	$2,602	$(2,134)	$468

	Six Months Ended June 30
	2015			2014
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$3,302	$(3,808)	$(506)	$(4,207)	$(2,134)	$(6,341)
OCI before reclassifications	(2,164)	—	(2,164)	9,968	—	9,968
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	(2,164)	—	(2,164)	9,968	—	9,968
Tax effect	799	—	799	(3,159)	—	(3,159)
OCI, net of tax	(1,365)	—	(1,365)	6,809	—	6,809
Balance, June 30	$1,937	$(3,808)	$(1,871)	$2,602	$(2,134)	$468
Included in OCI for the three and six month periods ended June 30, 2015 and 2014 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2015			2014
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$190	$(6,710)	$(6,520)	$298	$4,150	$4,448
Tax effect	—	2,165	2,165	—	(1,420)	(1,420)
Unrealized gains (losses), net of tax	$190	$(4,545)	$(4,355)	$298	$2,730	$3,028

	Six Months Ended June 30
	2015			2014
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$190	$(2,354)	$(2,164)	$298	$9,670	$9,968
Tax effect	—	799	799	—	(3,159)	(3,159)
Unrealized gains (losses), net of tax	$190	$(1,555)	$(1,365)	$298	$6,511	$6,809

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2015	December 31 2014
ASSETS
Cash on deposit at the Bank	$3,486	$1,035
AFS securities	261	3,294
Investments in subsidiaries	128,865	124,827
Premises and equipment	2,013	1,982
Other assets	52,929	53,228
TOTAL ASSETS	$187,554	$184,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,529	$9,772
Shareholders' equity	178,025	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$187,554	$184,366
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Income
Dividends from subsidiaries	$1,700	$1,500	$3,300	$3,000
Interest income	35	39	71	78
Management fee and other	1,602	722	3,054	1,228
Total income	3,337	2,261	6,425	4,306
Expenses
Compensation and benefits	1,240	772	2,430	1,604
Occupancy and equipment	401	107	811	221
Audit and related fees	114	98	215	169
Other	539	298	1,032	566
Total expenses	2,294	1,275	4,488	2,560
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,043	986	1,937	1,746
Federal income tax benefit	224	178	465	432
Income before equity in undistributed earnings of subsidiaries	1,267	1,164	2,402	2,178
Undistributed earnings of subsidiaries	2,831	2,401	5,369	4,696
Net income	$4,098	$3,565	$7,771	$6,874

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$7,771	$6,874
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(5,369)	(4,696)
Undistributed earnings of equity securities without readily determinable fair values	(65)	(10)
Share-based payment awards	259	237
Depreciation	74	65
Net amortization of AFS securities	—	2
Changes in operating assets and liabilities which provided (used) cash
Other assets	364	(40)
Accrued interest and other liabilities	(33)	836
Net cash provided by (used in) operating activities	3,001	3,268
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	3,000	—
Purchases of premises and equipment	(105)	(6)
Net cash provided by (used in) investing activities	2,895	(6)
Financing activities
Net increase (decrease) in borrowed funds	(211)	600
Cash dividends paid on common stock	(3,557)	(3,394)
Proceeds from the issuance of common stock	2,192	1,778
Common stock repurchased	(1,704)	(1,648)
Common stock purchased for deferred compensation obligations	(165)	(166)
Net cash provided by (used in) financing activities	(3,445)	(2,830)
Increase (decrease) in cash and cash equivalents	2,451	432
Cash and cash equivalents at beginning of period	1,035	529
Cash and cash equivalents at end of period	$3,486	$961
Note 13 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2015 and 2014 and each of the three and six month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and six month periods ended June 30, 2015 and 2014. This analysis should be read in conjunction with our 2014 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six month period ended June 30, 2015, we reported record net income of $4,098 and $7,771 and record earnings per common share of $0.53 and $1.00, respectively. Our increased earnings have primarily been the result of increased interest income and continued improvements in credit quality. Net loan recoveries during the first six months of 2015 were $161 versus net loans charged-off of $358 in the first six months of 2014. In addition, we continue to see reductions in loans classified as less than satisfactory as well as those past due and in nonaccrual status. These factors required a reduction in the level of the ALLL in both amount and as a percentage of gross loans which resulted in a $1,261 reversal of provision for loan losses recorded in the six month period ended June 30, 2015.
During the six month period ended June 30, 2015, total assets grew by 2.42% to $1,586,975, and assets under management increased to $2,276,891 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $689,916. Total loans declined by $4,980 from December 31, 2014 which was driven by a $14,387 decline in residential real estate loans as demand continued to be soft. During the first six months of 2015, commercial and agricultural loans grew by $7,433.
We increased our AFS securities portfolio by $27,784 during the first six months of 2015 to continue to provide growth in our balance sheet to increase interest income. While our net yield on interest earning assets of 3.41% remains historically low, it has stabilized. We anticipate the Federal Reserve Bank will increase short term interest rates slightly in the last months of 2015; therefore, we do not anticipate any significant improvements in our net yield on interest earning assets in the short term.
While we have been able to grow our commercial and agricultural loan portfolios, increasing our residential real estate and consumer loan portfolios has been more challenging. To generate growth in these portfolios, we are implementing new products, enhancing our marketing efforts, streamlining delivery channels for direct and indirect loans, and expanding our service area. These initiatives are designed to attract new customers and retain current customers to improve earnings.

Net interest income will increase only through continued growth in loans, investments, and other income earning assets. We are committed to increasing earnings and dedicated to providing long term sustainable growth to enable us to increase shareholder value.

Pending Acquisitions
The Bank has entered into agreements to purchase a branch from Flagstar Bank, FSB and a branch from Independent Bank. The Flagstar Bank branch is located in Saginaw, Michigan and the Independent Bank branch is located in Midland, Michigan. On June 25, 2015, the Federal Reserve Bank of Chicago, acting under authority delegated by the Board of Governors of the Federal Reserve System, approved both applications filed by the Bank. Subject to satisfaction of customary closing conditions, the Flagstar Bank branch purchase is expected to close on or about July 31, 2015 with the Independent Bank branch purchase expected to close on or before September 1, 2015.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
INCOME STATEMENT DATA
Interest income	$13,793	$13,412	$13,713	$13,483	$13,391
Interest expense	2,518	2,488	2,504	2,498	2,468
Net interest income	11,275	10,924	11,209	10,985	10,923
Provision for loan losses	(535)	(726)	(64)	(162)	(200)
Noninterest income	2,629	2,128	2,426	2,216	2,434
Noninterest expenses	9,364	9,334	9,606	9,514	9,300
Federal income tax expense	977	771	648	444	692
Net Income	$4,098	$3,673	$3,445	$3,405	$3,565
PER SHARE
Basic earnings	$0.53	$0.47	$0.44	$0.44	$0.46
Diluted earnings	$0.52	$0.46	$0.44	$0.43	$0.45
Dividends	$0.23	$0.23	$0.23	$0.22	$0.22
Tangible book value*	$17.17	$16.84	$16.59	$16.33	$16.08
Quoted market value
High	$23.80	$23.50	$23.99	$24.00	$23.50
Low	$22.70	$22.00	$22.10	$21.73	$22.44
Close*	$23.75	$22.90	$22.50	$23.60	$22.95
Common shares outstanding*	7,797,188	7,781,820	7,776,274	7,740,730	7,735,156
PERFORMANCE RATIOS
Return on average total assets	1.04%	0.95%	0.90%	0.89%	0.95%
Return on average shareholders' equity	9.11%	8.27%	8.06%	7.91%	8.43%
Return on average tangible shareholders' equity	12.35%	11.30%	10.80%	10.88%	11.59%
Net interest margin yield (FTE)	3.41%	3.37%	3.45%	3.39%	3.43%
BALANCE SHEET DATA*
Gross loans	$828,602	$815,468	$833,582	$822,299	$816,307
AFS securities	$595,318	$605,208	$567,534	$575,080	$550,518
Total assets	$1,586,975	$1,571,575	$1,549,543	$1,553,974	$1,522,135
Deposits	$1,090,469	$1,098,655	$1,074,484	$1,081,890	$1,060,928
Borrowed funds	$307,599	$283,321	$289,709	$290,438	$279,457
Shareholders' equity	$178,025	$179,653	$174,594	$172,076	$171,099
Gross loans to deposits	75.99%	74.22%	77.58%	76.01%	76.94%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$289,089	$288,448	$288,639	$290,697	$290,590
Assets managed by our Investment and Trust Services Department	$400,827	$396,802	$383,878	$374,878	$374,092
Total assets under management	$2,276,891	$2,256,825	$2,222,060	$2,219,549	$2,186,817
ASSET QUALITY*
Nonperforming loans to gross loans	0.19%	0.44%	0.50%	0.57%	0.58%
Nonperforming assets to total assets	0.15%	0.27%	0.33%	0.37%	0.38%
ALLL to gross loans	1.09%	1.18%	1.21%	1.26%	1.31%
CAPITAL RATIOS*
Shareholders' equity to assets	11.22%	11.43%	11.27%	11.07%	11.24%
Tier 1 leverage	8.77%	8.74%	8.59%	8.47%	8.50%
Common equity tier 1 capital	13.71%	13.70%	N/A	N/A	N/A
Tier 1 risk-based capital	13.71%	13.70%	14.08%	13.86%	13.84%
Total risk-based capital	14.63%	14.70%	15.18%	15.11%	15.09%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the six month periods ended:

	June 30 2015	June 30 2014	June 30 2013	June 30 2012	June 30 2011
INCOME STATEMENT DATA
Interest income	$27,205	$26,755	$26,968	$28,392	$28,907
Interest expense	5,006	4,968	5,602	7,133	8,154
Net interest income	22,199	21,787	21,366	21,259	20,753
Provision for loan losses	(1,261)	(442)	515	900	1,420
Noninterest income	4,757	4,683	5,183	6,085	3,926
Noninterest expenses	18,698	18,786	18,515	18,761	17,366
Federal income tax expense	1,748	1,252	1,219	1,445	905
Net Income	$7,771	$6,874	$6,300	$6,238	$4,988
PER SHARE
Basic earnings	$1.00	$0.89	$0.82	$0.82	$0.66
Diluted earnings	$0.98	$0.87	$0.80	$0.80	$0.64
Dividends	$0.46	$0.44	$0.42	$0.40	$0.38
Tangible book value*	$17.17	$16.08	$15.19	$14.37	$13.54
Quoted market value
High	$23.80	$23.94	$26.00	$24.98	$19.25
Low	$22.00	$22.52	$21.60	$22.30	$17.10
Close*	$23.75	$22.95	$24.75	$24.85	$17.48
Common shares outstanding*	7,797,188	7,735,156	7,703,589	7,602,545	7,575,676
PERFORMANCE RATIOS
Return on average total assets	1.00%	0.91%	0.88%	0.92%	0.79%
Return on average shareholders' equity	8.69%	8.24%	7.63%	8.03%	6.83%
Return on average tangible shareholders' equity	11.71%	11.17%	10.98%	11.66%	10.12%
Net interest margin yield (FTE)	3.39%	3.42%	3.52%	3.71%	3.93%
BALANCE SHEET DATA*
Gross loans	$828,602	$816,307	$803,452	$754,952	$746,294
AFS securities	$595,318	$550,518	$499,424	$504,010	$380,225
Total assets	$1,586,975	$1,522,135	$1,451,415	$1,381,496	$1,281,270
Deposits	$1,090,469	$1,060,928	$1,021,424	$978,828	$924,199
Borrowed funds	$307,599	$279,457	$262,460	$234,132	$196,480
Shareholders' equity	$178,025	$171,099	$159,288	$159,855	$151,514
Gross loans to deposits	75.99%	76.94%	78.66%	77.13%	80.75%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$289,089	$290,590	$295,047	$306,337	$305,487
Assets managed by our Investment and Trust Services Department	$400,827	$374,092	$336,132	$311,760	$301,434
Total assets under management	$2,276,891	$2,186,817	$2,082,594	$1,999,593	$1,888,191
ASSET QUALITY*
Nonperforming loans to gross loans	0.19%	0.58%	0.52%	0.86%	0.90%
Nonperforming assets to total assets	0.15%	0.38%	0.36%	0.64%	0.67%
ALLL to gross loans	1.09%	1.31%	1.46%	1.63%	1.66%
CAPITAL RATIOS*
Shareholders' equity to assets	11.22%	11.24%	10.97%	11.57%	11.83%
Tier 1 leverage	8.77%	8.50%	8.38%	8.24%	8.16%
Common equity tier 1 capital	13.71%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	13.71%	13.84%	13.59%	13.19%	12.52%
Total risk-based capital	14.63%	15.09%	14.84%	14.44%	13.77%
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
The following table displays the results for the:

	Three Months Ended
	June 30, 2015			March 31, 2015			June 30, 2014
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$819,507	$9,909	4.84%	$822,059	$9,684	4.71%	$808,541	$9,799	4.85%
Taxable investment securities	393,313	2,238	2.28%	370,586	2,107	2.27%	353,878	1,993	2.25%
Nontaxable investment securities	201,841	2,496	4.95%	197,597	2,471	5.00%	194,307	2,376	4.89%
Other	25,195	139	2.21%	24,421	139	2.28%	21,593	114	2.11%
Total earning assets	1,439,856	14,782	4.11%	1,414,663	14,401	4.07%	1,378,319	14,282	4.14%
NONEARNING ASSETS
Allowance for loan losses	(9,575)			(10,308)			(11,208)
Cash and demand deposits due from banks	17,406			17,624			17,403
Premises and equipment	26,231			26,307			25,960
Accrued income and other assets	100,937			100,761			97,187
Total assets	$1,574,855			$1,549,047			$1,507,661
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$190,957	37	0.08%	$194,636	39	0.08%	$192,798	39	0.08%
Savings deposits	277,049	96	0.14%	270,792	92	0.14%	257,628	91	0.14%
Time deposits	436,244	1,326	1.22%	437,210	1,335	1.22%	455,592	1,459	1.28%
Borrowed funds	299,987	1,059	1.41%	283,535	1,022	1.44%	263,606	879	1.33%
Total interest bearing liabilities	1,204,237	2,518	0.84%	1,186,173	2,488	0.84%	1,169,624	2,468	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	179,733			174,037			158,804
Other	10,873			11,087			10,166
Shareholders’ equity	180,012			177,750			169,067
Total liabilities and shareholders’ equity	$1,574,855			$1,549,047			$1,507,661
Net interest income (FTE)		$12,264			$11,913			$11,814
Net yield on interest earning assets (FTE)			3.41%			3.37%			3.43%

	Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$820,783	$19,593	4.77%	$807,177	$19,550	4.84%
Taxable investment securities	381,950	4,345	2.28%	353,446	3,991	2.26%
Nontaxable investment securities	199,719	4,981	4.99%	191,654	4,703	4.91%
Other	24,808	278	2.24%	24,361	274	2.25%
Total earning assets	1,427,260	29,197	4.09%	1,376,638	28,518	4.14%
NONEARNING ASSETS
Allowance for loan losses	(9,942)			(11,421)
Cash and demand deposits due from banks	17,516			17,546
Premises and equipment	26,269			25,989
Accrued income and other assets	100,849			95,946
Total assets	$1,561,952			$1,504,698
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$192,797	76	0.08%	$195,287	80	0.08%
Savings deposits	273,921	188	0.14%	255,304	185	0.14%
Time deposits	436,727	2,661	1.22%	453,472	2,940	1.30%
Borrowed funds	291,761	2,081	1.43%	266,808	1,763	1.32%
Total interest bearing liabilities	1,195,206	5,006	0.84%	1,170,871	4,968	0.85%
NONINTEREST BEARING LIABILITIES
Demand deposits	176,885			156,990
Other	10,980			10,014
Shareholders’ equity	178,881			166,823
Total liabilities and shareholders’ equity	$1,561,952			$1,504,698
Net interest income (FTE)		$24,191			$23,550
Net yield on interest earning assets (FTE)			3.39%			3.42%
Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful. Included in interest income are loan fees which are displayed in the following table for the three and six month periods ended:

	Three Months Ended			Six Months Ended
	June 30 2015	March 31 2015	June 30 2014	June 30 2015	June 30 2014
Loan fees	$772	$507	$566	$1,279	$1,042

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

	Three Months Ended June 30, 2015 Compared to March 31, 2015 Increase (Decrease) Due to			Three Months Ended June 30, 2015 Compared to June 30, 2014 Increase (Decrease) Due to			Six Months Ended June 30, 2015 Compared to June 30, 2014 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$(30)	$255	$225	$133	$(23)	$110	$327	$(284)	$43
Taxable investment securities	129	2	131	224	21	245	324	30	354
Nontaxable investment securities	53	(28)	25	93	27	120	200	78	278
Other	4	(4)	—	20	5	25	5	(1)	4
Total changes in interest income	156	225	381	470	30	500	856	(177)	679
Changes in interest expense
Interest bearing demand deposits	(1)	(1)	(2)	—	(2)	(2)	(1)	(3)	(4)
Savings deposits	2	2	4	7	(2)	5	13	(10)	3
Time deposits	(3)	(6)	(9)	(61)	(72)	(133)	(106)	(173)	(279)
Borrowed funds	58	(21)	37	126	54	180	172	146	318
Total changes in interest expense	56	(26)	30	72	(22)	50	78	(40)	38
Net change in interest margin (FTE)	$100	$251	$351	$398	$52	$450	$778	$(137)	$641
Our net yield on interest earning assets remains at historically low levels. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin yield. While we anticipate that the FRB will increase short term interest rates in late 2015, we do not anticipate the increase to be significant due to lack of underlying strength in the economic environment. As such, we do not expect any significant change in our yield on interest earning assets and will continue to see compression on margins as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. We will continue our strategy of balance sheet growth to provide net interest income in future periods.

	Average Yield / Rate for the Three Month Periods Ended:
	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Total earning assets	4.11%	4.07%	4.17%	4.10%	4.14%
Total interest bearing liabilities	0.84%	0.84%	0.85%	0.85%	0.84%
Net yield on interest earning assets (FTE)	3.41%	3.37%	3.46%	3.39%	3.43%

	Quarter to Date Net Interest Income (FTE)
	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Total interest income (FTE)	$14,782	$14,401	$14,702	$14,357	$14,282
Total interest expense	2,518	2,488	2,504	2,498	2,468
Net interest income (FTE)	$12,264	$11,913	$12,198	$11,859	$11,814
One of the the primary contributors to the decline in the net yield on interest earning assets in the past year is the decline in loan fees. While loan fees are improving, they remain at low levels as a result of the soft demand for residential mortgage loans and the intense competition for commercial loans. Additionally, the decline in loans as a percentage of total earning assets during 2015 has negatively impacted our net yield on interest earning assets. The following table displays data for the three month periods ended:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Net interest income (FTE)	$12,264	$11,913	$12,198	$11,859	$11,814
Less loan fees	772	507	669	488	566
Net interest income excluding loan fees (FTE)	$11,492	$11,406	$11,529	$11,371	$11,248
Net yield on interest earning assets excluding loan fees (FTE)	3.19%	3.23%	3.27%	3.25%	3.26%
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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three and six month periods ended June 30:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
ALLL at beginning of period	$9,600	$11,100	$10,100	$11,500
Charge-offs
Commercial and agricultural	11	79	28	302
Residential real estate	205	264	255	377
Consumer	80	68	173	182
Total charge-offs	296	411	456	861
Recoveries
Commercial and agricultural	106	92	391	306
Residential real estate	86	86	119	122
Consumer	39	33	107	75
Total recoveries	231	211	617	503
Net loan charge-offs	65	200	(161)	358
Provision for loan losses	(535)	(200)	(1,261)	(442)
ALLL at end of period	$9,000	$10,700	$9,000	$10,700
Net loan charge-offs to average loans outstanding	0.01%	0.02%	(0.02)%	0.04%

The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Total charge-offs	$296	$160	$351	$416	$411
Total recoveries	231	386	115	278	211
Net loan charge-offs	65	(226)	236	138	200
Net loan charge-offs to average loans outstanding	0.01%	(0.03)%	0.03%	0.02%	0.02%
Provision for loan losses	$(535)	$(726)	$(64)	$(162)	$(200)
Provision for loan losses to average loans outstanding	(0.07)%	(0.09)%	(0.01)%	(0.02)%	(0.02)%
ALLL	$9,000	$9,600	$10,100	$10,400	$10,700
ALLL as a% of loans at end of period	1.09%	1.18%	1.21%	1.26%	1.31%
As the level of net loans charged-off decline and credit quality indicators continue to improve, we have reduced the ALLL in both amount and as a percentage of loans. Soft loan growth during the year has contributing to the decline in the ALLL as a percentage of loans. For further discussion of the allocation of the ALLL, see “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Loans Past Due and Loans in Nonaccrual Status
Fluctuations in past due and nonaccrual status loans can have a significant impact on the ALLL. To determine the potential impact, and corresponding estimated losses, we analyze our historical loss trends on loans past due greater than 30 days and nonaccrual status loans. We monitor all loans that are past due and in nonaccrual status for indications of additional deterioration.

	Total Past Due and Nonaccrual
	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Commercial and agricultural	$2,407	$4,017	$4,805	$3,904	$5,045
Residential real estate	2,995	2,965	4,181	4,011	4,613
Consumer	126	106	138	134	98
Total	$5,528	$7,088	$9,124	$8,049	$9,756
Total past due and nonaccrual loans to gross loans	0.67%	0.87%	1.09%	0.98%	1.20%
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
We restructure debt with borrowers who, due to temporary financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of June 30, 2015 or December 31, 2014.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended June 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2015	152	$20,255	11	$2,133	163	$22,388
New modifications	11	1,081	—	—	11	1,081
Principal advances (payments)	—	(527)	—	(388)	—	(915)
Loans paid-off	(7)	(1,458)	(3)	(96)	(10)	(1,554)
Partial charge-offs	—	—	—	(15)	—	(15)
Balances charged-off	(1)	(39)	—	—	(1)	(39)
Transfers to OREO	—	—	(2)	(488)	(2)	(488)
Transfers to accrual status	2	262	(2)	(262)	—	—
Transfers to nonaccrual status	(1)	(56)	1	56	—	—
June 30, 2015	156	$19,518	5	$940	161	$20,458

	Six Months Ended June 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	16	1,606	2	321	18	1,927
Principal advances (payments)	—	(725)	—	(425)	—	(1,150)
Loans paid-off	(15)	(2,378)	(6)	(596)	(21)	(2,974)
Partial charge-offs	—	—	—	(62)	—	(62)
Balances charged-off	(1)	(39)	—	—	(1)	(39)
Transfers to OREO	—	—	(4)	(585)	(4)	(585)
Transfers to accrual status	2	262	(2)	(262)	—	—
Transfers to nonaccrual status	(2)	(139)	2	139	—	—
June 30, 2015	156	$19,518	5	$940	161	$20,458

	Three Months Ended June 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2014	165	$22,954	16	$2,679	181	$25,633
New modifications	6	218	2	169	8	387
Principal advances (payments)	—	(809)	—	(45)	—	(854)
Loans paid-off	(5)	(552)	(2)	(88)	(7)	(640)
Partial charge-offs	—	(70)	—	(100)	—	(170)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(164)	(2)	(164)
Transfers to accrual status	1	263	(1)	(263)	—	—
Transfers to nonaccrual status	(5)	(739)	5	739	—	—
June 30, 2014	162	$21,265	18	$2,927	180	$24,192

	Six Months Ended June 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	18	988	4	245	22	1,233
Principal advances (payments)	—	(1,082)	—	(74)	—	(1,156)
Loans paid-off	(15)	(1,270)	(2)	(88)	(17)	(1,358)
Partial charge-offs	—	(70)	—	(118)	—	(188)
Balances charged-off	(1)	(6)	—	—	(1)	(6)
Transfers to OREO	—	—	(4)	(198)	(4)	(198)
Transfers to accrual status	3	320	(3)	(320)	—	—
Transfers to nonaccrual status	(8)	(2,038)	8	2,038	—	—
June 30, 2014	162	$21,265	18	$2,927	180	$24,192
The following table summarizes our TDRs as of:

	June 30, 2015			December 31, 2014
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,638	$250	$18,888	$20,012	$272	$20,284	$(1,396)
Past due 30-59 days	729	—	729	804	592	1,396	(667)
Past due 60-89 days	150	—	150	115	3	118	32
Past due 90 days or more	—	691	691	—	1,543	1,543	(852)
Total	$19,517	$941	$20,458	$20,931	$2,410	$23,341	$(2,883)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2015			December 31, 2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$8,315	$8,554	$1,292	$10,222	$10,501	$1,276
Commercial other	624	635	3	715	945	4
Agricultural real estate	1,382	1,382	—	1,423	1,423	—
Agricultural other	655	655	—	66	186	—
Residential real estate senior liens	9,167	9,578	1,775	10,462	11,019	1,847
Residential real estate junior liens	135	135	27	246	246	49
Home equity lines of credit	139	439	—	153	453	46
Consumer secured	41	41	1	54	54	1
Total TDRs	20,458	21,419	3,098	23,341	24,827	3,223
Other impaired loans
Commercial real estate	111	124	—	1,009	1,195	3
Commercial other	—	—	—	83	95	—
Agricultural real estate	275	275	—	106	106	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	867	1,440	103	1,183	1,763	168
Residential real estate junior liens	5	16	1	19	29	4
Home equity lines of credit	—	—	—	97	197	29
Consumer secured	—	—	—	10	10	—
Total other impaired loans	1,258	1,855	104	2,507	3,395	204
Total impaired loans	$21,716	$23,274	$3,202	$25,848	$28,222	$3,427
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Nonaccrual status loans	$1,530	$3,422	$4,044	$4,496	$4,587
Accruing loans past due 90 days or more	19	173	148	164	119
Total nonperforming loans	1,549	3,595	4,192	4,660	4,706
Foreclosed assets	873	717	885	1,041	1,132
Total nonperforming assets	$2,422	$4,312	$5,077	$5,701	$5,838
Nonperforming loans as a % of total loans	0.19%	0.44%	0.50%	0.57%	0.58%
Nonperforming assets as a % of total assets	0.15%	0.27%	0.33%	0.37%	0.38%
After a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance. Total nonperforming loans continue to improve with current levels reflecting pre-recessionary levels.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	June 30 2015	December 31 2014
Commercial and agricultural	$854	$1,995
Residential real estate	87	262
Consumer	—	153
Total	$941	$2,410
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
We believe that the level of the ALLL is appropriate as of June 30, 2015 and we will continue to closely monitor overall credit quality and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains appropriate.
Noninterest Income and Noninterest Expenses
Noninterest income consists of service charges and fees, gains on sale of mortgage loans, earnings on corporate owned life insurance policies, and other income. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2015	2014	$	%
Service charges and fees
ATM and debit card fees	$564	$534	$30	5.62%
NSF and overdraft fees	453	552	(99)	(17.93)%
Freddie Mac servicing fee	180	180	—	—
Service charges on deposit accounts	88	89	(1)	(1.12)%
Net OMSR income (loss)	77	(28)	105	N/M
All other	31	33	(2)	(6.06)%
Total service charges and fees	1,393	1,360	33	2.43%
Net gain on sale of mortgage loans	166	151	15	9.93%
Earnings on corporate owned life insurance policies	195	190	5	2.63%
Other
Trust and brokerage advisory fees	590	519	71	13.68%
Other	285	214	71	33.18%
Total other	875	733	142	19.37%
Total noninterest income	$2,629	$2,434	$195	8.01%

	Six Months Ended June 30
			Change
	2015	2014	$	%
Service charges and fees
ATM and debit card fees	$1,090	$1,021	$69	6.76%
NSF and overdraft fees	900	1,065	(165)	(15.49)%
Freddie Mac servicing fee	359	363	(4)	(1.10)%
Service charges on deposit accounts	170	175	(5)	(2.86)%
Net OMSR income (loss)	(27)	63	(90)	(142.86)%
All other	64	67	(3)	(4.48)%
Total service charges and fees	2,556	2,754	(198)	(7.19)%
Net gain on sale of mortgage loans	315	266	49	18.42%
Earnings on corporate owned life insurance policies	382	374	8	2.14%
Other
Trust and brokerage advisory fees	1,102	1,026	76	7.41%
Other	402	263	139	52.85%
Total other	1,504	1,289	215	16.68%
Total noninterest income	$4,757	$4,683	$74	1.58%
Significant changes in noninterest income are detailed below:

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate fees to approximate 2014 levels for the remainder of 2015.

•
Offering rates on residential mortgage loans, as well as the decline in loan demand, have been the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). Mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity is anticipated to increase. As such, we anticipate increases in origination volumes and in turn, gains on sale of mortgage loans.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Noninterest expenses include compensation and benefits, furniture and equipment, occupancy, and other expenses. Significant account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2015	2014	$	%
Compensation and benefits
Employee salaries	$4,225	$4,046	$179	4.42%
Employee benefits	1,149	1,339	(190)	(14.19)%
Total compensation and benefits	5,374	5,385	(11)	(0.20)%
Furniture and equipment
Service contracts	769	591	178	30.12%
Depreciation	442	449	(7)	(1.56)%
ATM and debit card fees	177	166	11	6.63%
All other	38	13	25	192.31%
Total furniture and equipment	1,426	1,219	207	16.98%
Occupancy
Outside services	186	168	18	10.71%
Depreciation	176	174	2	1.15%
Utilities	114	119	(5)	(4.20)%
Property taxes	133	131	2	1.53%
All other	63	84	(21)	(25.00)%
Total occupancy	672	676	(4)	(0.59)%
Other
Marketing and community relations	228	211	17	8.06%
FDIC insurance premiums	203	221	(18)	(8.14)%
Director fees	206	183	23	12.57%
Audit and related fees	188	182	6	3.30%
Education and travel	129	143	(14)	(9.79)%
Printing and supplies	96	87	9	10.34%
Postage and freight	92	90	2	2.22%
Legal fees	93	106	(13)	(12.26)%
Loan underwriting fees	62	92	(30)	(32.61)%
Consulting fees	79	76	3	3.95%
All other	516	629	(113)	(17.97)%
Total other	1,892	2,020	(128)	(6.34)%
Total noninterest expenses	$9,364	$9,300	$64	0.69%

	Six Months Ended June 30
			Change
	2015	2014	$	%
Compensation and benefits
Employee salaries	$8,325	$8,088	$237	2.93%
Employee benefits	2,474	2,783	(309)	(11.10)%
Total compensation and benefits	10,799	10,871	(72)	(0.66)%
Furniture and equipment
Service contracts	1,440	1,211	229	18.91%
Depreciation	917	894	23	2.57%
ATM and debit card fees	332	354	(22)	(6.21)%
All other	51	28	23	82.14%
Total furniture and equipment	2,740	2,487	253	10.17%
Occupancy
Outside services	375	375	—	—
Depreciation	355	348	7	2.01%
Utilities	274	275	(1)	(0.36)%
Property taxes	265	265	—	—
All other	124	155	(31)	(20.00)%
Total occupancy	1,393	1,418	(25)	(1.76)%
Other
Marketing and community relations	483	454	29	6.39%
FDIC insurance premiums	415	423	(8)	(1.89)%
Director fees	404	378	26	6.88%
Audit and related fees	346	320	26	8.13%
Education and travel	221	264	(43)	(16.29)%
Printing and supplies	198	189	9	4.76%
Postage and freight	190	198	(8)	(4.04)%
Legal fees	152	160	(8)	(5.00)%
Loan underwriting fees	150	187	(37)	(19.79)%
Consulting fees	142	167	(25)	(14.97)%
All other	1,065	1,270	(205)	(16.14)%
Total other	3,766	4,010	(244)	(6.08)%
Total noninterest expenses	$18,698	$18,786	$(88)	(0.47)%
Significant changes in noninterest expenses are detailed below:

•	The decline in employee benefits is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to remain at current levels for the remainder of 2015.

•
Service contracts include approximately $130 of conversion related costs incurred on our upcoming branch acquisitions. Additional costs related to these acquisitions are expected in the remainder of 2015.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	June 30 2015	December 31 2014	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$29,641	$19,326	$10,315	53.37%
Certificates of deposit held in other financial institutions	340	580	(240)	(41.38)%
AFS securities
Amortized cost of AFS securities	591,841	561,893	29,948	5.33%
Unrealized gains (losses) on AFS securities	3,477	5,641	(2,164)	(38.36)%
AFS securities	595,318	567,534	27,784	4.90%
Mortgage loans AFS	1,029	901	128	14.21%
Loans
Gross loans	828,602	833,582	(4,980)	(0.60)%
Less allowance for loan and lease losses	9,000	10,100	(1,100)	(10.89)%
Net loans	819,602	823,482	(3,880)	(0.47)%
Premises and equipment	26,155	25,881	274	1.06%
Corporate owned life insurance policies	26,034	25,152	882	3.51%
Accrued interest receivable	5,469	5,851	(382)	(6.53)%
Equity securities without readily determinable fair values	21,142	20,076	1,066	5.31%
Goodwill and other intangible assets	46,052	46,128	(76)	(0.16)%
Other assets	16,193	14,632	1,561	10.67%
TOTAL ASSETS	$1,586,975	$1,549,543	$37,432	2.42%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,090,469	$1,074,484	$15,985	1.49%
Borrowed funds	307,599	289,709	17,890	6.18%
Accrued interest payable and other liabilities	10,882	10,756	126	1.17%
Total liabilities	1,408,950	1,374,949	34,001	2.47%
Shareholders’ equity	178,025	174,594	3,431	1.97%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,586,975	$1,549,543	$37,432	2.42%
The following table outlines the changes in loans:

	June 30 2015	December 31 2014	$ Change	% Change (unannualized)
Commercial	$430,981	$431,961	$(980)	(0.23)%
Agricultural	113,134	104,721	8,413	8.03%
Residential real estate	250,208	264,595	(14,387)	(5.44)%
Consumer	34,279	32,305	1,974	6.11%
Total	$828,602	$833,582	$(4,980)	(0.60)%

The following table displays loan balances as of:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Commercial	$430,981	$418,311	$431,961	$416,824	$407,791
Agricultural	113,134	107,299	104,721	101,795	97,661
Residential real estate	250,208	257,516	264,595	271,033	278,545
Consumer	34,279	32,342	32,305	32,647	32,310
Total	$828,602	$815,468	$833,582	$822,299	$816,307
While competition for commercial loans continues to be strong, we did experience commercial loan growth in the second quarter of 2015 and anticipate continued growth in the remainder of 2015. We have experienced significant declines in residential real estate loans but anticipate growth in the remainder of 2015 as a result of initiatives designed to increase loan volume and the number of originations.
The following table outlines the changes in deposits:

	June 30 2015	December 31 2014	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$182,259	$181,826	$433	0.24%
Interest bearing demand deposits	193,680	190,984	2,696	1.41%
Savings deposits	278,105	261,412	16,693	6.39%
Certificates of deposit	330,226	339,824	(9,598)	(2.82)%
Brokered certificates of deposit	78,853	72,134	6,719	9.31%
Internet certificates of deposit	27,346	28,304	(958)	(3.38)%
Total	$1,090,469	$1,074,484	$15,985	1.49%
The following table displays deposit balances as of:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Noninterest bearing demand deposits	$182,259	$176,160	$181,826	$175,634	$162,537
Interest bearing demand deposits	193,680	197,364	190,984	192,211	186,705
Savings deposits	278,105	286,741	261,412	269,475	260,038
Certificates of deposit	330,226	333,554	339,824	341,153	346,200
Brokered certificates of deposit	78,853	76,671	72,134	74,132	75,031
Internet certificates of deposit	27,346	28,165	28,304	29,285	30,417
Total	$1,090,469	$1,098,655	$1,074,484	$1,081,890	$1,060,928
Overall, deposits have grown considerably since June 30, 2014. As a result of the current interest rate environment, we continue to experience declines in certificates of deposits; however, these declines have been offset by increases in noninterest bearing demand deposits, interest bearing demand deposits, and savings accounts. We expect this trend to continue for the foreseeable future.

The current interest rate environment has made it almost impossible to increase net interest income without increasing earning assets. As deposit growth has generally outpaced loan demand, we deploy funds from deposit growth into purchases of AFS securities to provide additional interest income. In addition to utilizing deposits, we also acquire borrowings and brokered deposits to fund earning assets. We anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
Government sponsored enterprises	$24,203	$24,397	$24,136	$23,917	$24,104
States and political subdivisions	216,647	222,479	215,345	223,545	214,210
Auction rate money market preferred	2,719	2,775	2,619	2,863	2,867
Preferred stocks	3,230	6,324	6,140	6,173	6,214
Mortgage-backed securities	210,194	201,997	166,926	170,767	162,992
Collateralized mortgage obligations	138,325	147,236	152,368	147,815	140,131
Total	$595,318	$605,208	$567,534	$575,080	$550,518
The following table displays borrowed funds balances as of:

	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014
FHLB advances	$240,000	$217,000	$192,000	$182,000	$182,000
Securities sold under agreements to repurchase without stated maturity dates	67,599	66,321	95,070	89,535	87,058
Securities sold under agreements to repurchase with stated maturity dates	—	—	439	1,203	1,199
Federal funds purchased	—	—	2,200	17,700	9,200
Total	$307,599	$283,321	$289,709	$290,438	$279,457
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 94,807 shares or $2,192 of common stock during the first six months of 2015, as compared to 76,341 shares or $1,778 of common stock during the same period in 2014. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $259 and $237 during the six month periods ended June 30, 2015 and 2014, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 73,893 shares or $1,704 of common stock compared to 70,334 shares for $1,648 during the first six months of 2015 and 2014, respectively. As of June 30, 2015, we were authorized to repurchase up to an additional 77,873 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.77% as of June 30, 2015.

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

	June 30 2015	December 31 2014	Required
Common equity tier 1 capital	13.71%	N/A	4.50%

Tier 1 capital	13.71%	14.08%	6.00%
Tier 2 capital	0.92%	1.10%	2.00%
Total Capital	14.63%	15.18%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2015, the Bank exceeded these minimum capital requirements.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2015	December 31 2014
Unfunded commitments under lines of credit	$122,243	$116,935
Commercial and standby letters of credit	2,985	4,985
Commitments to grant loans	38,195	13,988
Total	$163,423	$135,908
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
Our primary sources of liquidity are cash and cash equivalents, certificates of deposit held in other financial institutions, and AFS securities. These categories totaled $625,299 or 39.40% of assets as of June 30, 2015 as compared to $587,440 or 37.91% as of December 31, 2014. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form AFS securities or loans, as collateral. As of June 30, 2015, we had available lines of credit of $104,173.
The following table summarizes our sources and uses of cash for the six month periods ended June 30:

	2015	2014	$ Variance
Net cash provided by (used in) operating activities	$7,283	$11,002	$(3,719)
Net cash provided by (used in) investing activities	(27,609)	(39,043)	11,434
Net cash provided by (used in) financing activities	30,641	13,863	16,778
Increase (decrease) in cash and cash equivalents	10,315	(14,178)	24,493
Cash and cash equivalents January 1	19,326	41,558	(22,232)
Cash and cash equivalents June 30	$29,641	$27,380	$2,261
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2015, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following tables summarize our interest rate sensitivity for the 12 and 24 months as of:

	June 30, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.83)%	0.23%	0.30%	(0.54)%	(1.24)%	(1.84)%	0.07%	0.74%	(0.04)%	(0.79)%

	December 31, 2014
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.66)%	0.29%	0.45%	(3.18)%	(4.39)%	(1.83)%	0.25%	1.04%	(2.70)%	(3.98)%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2015 and December 31, 2014. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	June 30, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$8,926	$100	$—	$—	$—	$—	$9,026	$9,025
Average interest rates	0.27%	0.35%	—	—	—	—	0.27%
AFS securities	$129,875	$115,129	$73,060	$64,227	$65,825	$147,202	$595,318	$595,318
Average interest rates	2.28%	2.12%	2.19%	2.27%	2.44%	2.51%	2.31%
Fixed interest rate loans (1)	$113,702	$118,954	$117,805	$82,209	$83,796	$140,721	$657,187	$649,413
Average interest rates	4.89%	4.56%	4.36%	4.38%	4.26%	4.28%	4.46%
Variable interest rate loans (1)	$67,101	$22,866	$25,134	$12,596	$16,818	$26,900	$171,415	$171,415
Average interest rates	9.05%	3.93%	3.96%	3.40%	3.42%	3.98%	5.85%
Rate sensitive liabilities
Borrowed funds	$157,599	$30,000	$40,000	$30,000	$10,000	$40,000	$307,599	$310,913
Average interest rates	0.35%	1.88%	2.46%	2.72%	1.98	2.67%	1.36%
Savings and NOW accounts	$85,663	$37,162	$33,265	$29,804	$26,721	$259,170	$471,785	$471,785
Average interest rates	0.13%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$194,613	$87,491	$77,240	$30,943	$27,998	$17,035	$435,320	$435,136
Average interest rates	0.99%	1.41%	1.29%	1.41%	1.54%	1.82%	1.23%
Variable interest rate certificates of deposit	$699	$406	$—	$—	$—	$—	$1,105	$1,105
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%

	December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,748	$—	$100	$—	$—	$—	$1,848	$1,847
Average interest rates	0.36%	—	0.35%	—	—	—	0.36%
AFS securities	$109,261	$93,324	$80,147	$53,017	$47,112	$184,673	$567,534	$567,534
Average interest rates	2.22%	2.26%	2.32%	2.39%	2.46%	2.62%	2.41%
Fixed interest rate loans (1)	$119,028	$98,865	$128,954	$91,854	$71,293	$151,156	$661,150	$655,017
Average interest rates	4.90%	4.83%	4.53%	4.32%	4.47%	4.25%	4.54%
Variable interest rate loans (1)	$71,435	$26,938	$19,836	$13,929	$14,706	$25,588	$172,432	$172,432
Average interest rates	4.46%	3.97%	3.95%	3.39%	3.37%	4.01%	4.08%
Rate sensitive liabilities
Borrowed funds	$139,709	$10,000	$30,000	$40,000	$20,000	$50,000	$289,709	$293,401
Average interest rates	0.33%	2.15%	1.95%	2.35%	3.11%	2.53%	1.41%
Savings and NOW accounts	$40,395	$36,417	$32,717	$29,423	$26,487	$286,957	$452,396	$452,396
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$216,852	$74,722	$56,391	$50,550	$22,901	$17,723	$439,139	$439,841
Average interest rates	0.96%	1.66%	1.47%	1.31%	1.48%	1.77%	1.25%
Variable interest rate certificates of deposit	$653	$470	$—	$—	$—	$—	$1,123	$1,123
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2015, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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
The following table provides information for the three month period ended June 30, 2015, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				116,095
April 1 - 30	16,125	$22.95	16,125	99,970
May 1 - 31	14,133	23.21	14,133	85,837
June 1 - 30	7,964	23.48	7,964	77,873
Balance, June 30	38,222	$23.15	38,222	77,873
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Exhibits

31(a)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Executive Officer

31(b)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.1*	101.INS (XBRL Instance Document)

101.SCH (XBRL Taxonomy Extension Schema Document)

101.CAL (XBRL Calculation Linkbase Document)

101.LAB (XBRL Taxonomy Label Linkbase Document)

101.DEF (XBRL Taxonomy Linkbase Document)

101.PRE (XBRL Taxonomy Presentation Linkbase Document)

*
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

Isabella Bank Corporation

Date:	July 29, 2015	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	July 29, 2015	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)