Form 10-Q
period 2015-09-30
ISABELLA BANK CORP
filed 2015-11-05
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,795,149 as of November 3, 2015.

ISABELLA BANK CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policy, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, is included in our filings with the SEC.
Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q, or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2015	December 31 2014
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$16,975	$18,058
Interest bearing balances due from banks	1,347	1,848
Total cash and cash equivalents	18,322	19,906
AFS securities (amortized cost of $619,834 in 2015 and $561,893 in 2014)	628,612	567,534
Mortgage loans AFS	831	901
Loans
Commercial	433,069	431,961
Agricultural	116,293	104,721
Residential real estate	249,850	264,595
Consumer	34,135	32,305
Gross loans	833,347	833,582
Less allowance for loan and lease losses	8,200	10,100
Net loans	825,147	823,482
Premises and equipment	28,353	25,881
Corporate owned life insurance policies	26,222	25,152
Accrued interest receivable	6,992	5,851
Equity securities without readily determinable fair values	22,341	20,076
Goodwill and other intangible assets	48,875	46,128
Other assets	13,555	14,632
TOTAL ASSETS	$1,619,250	$1,549,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$181,782	$181,826
NOW accounts	197,476	190,984
Certificates of deposit under $100 and other savings	506,488	456,774
Certificates of deposit over $100	242,257	244,900
Total deposits	1,128,003	1,074,484
Borrowed funds	297,610	289,709
Accrued interest payable and other liabilities	10,639	10,756
Total liabilities	1,436,252	1,374,949
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,765,333 shares (including 19,025 shares held in the Rabbi Trust) in 2015 and 7,776,274 shares (including 13,934 shares held in the Rabbi Trust) in 2014	138,321	138,755
Shares to be issued for deferred compensation obligations	4,544	4,242
Retained earnings	38,521	32,103
Accumulated other comprehensive income (loss)	1,612	(506)
Total shareholders’ equity	182,998	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,250	$1,549,543

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Interest income
Loans, including fees	$9,855	$9,863	$29,448	$29,413
AFS securities
Taxable	2,310	2,016	6,655	6,007
Nontaxable	1,507	1,485	4,496	4,428
Federal funds sold and other	166	119	444	390
Total interest income	13,838	13,483	41,043	40,238
Interest expense
Deposits	1,480	1,562	4,405	4,767
Borrowings	1,100	936	3,181	2,699
Total interest expense	2,580	2,498	7,586	7,466
Net interest income	11,258	10,985	33,457	32,772
Provision for loan losses	(738)	(162)	(1,999)	(604)
Net interest income after provision for loan losses	11,996	11,147	35,456	33,376
Noninterest income
Service charges and fees	1,468	1,366	4,024	4,120
Net gain on sale of mortgage loans	157	170	472	436
Earnings on corporate owned life insurance policies	188	182	570	556
Net gains (losses) on sale of AFS securities	—	97	—	97
Other	1,288	401	2,792	1,690
Total noninterest income	3,101	2,216	7,858	6,899
Noninterest expenses
Compensation and benefits	5,621	5,174	16,420	16,045
Furniture and equipment	1,511	1,348	4,251	3,835
Occupancy	728	697	2,121	2,115
Other	2,172	2,295	5,938	6,305
Total noninterest expenses	10,032	9,514	28,730	28,300
Income before federal income tax expense	5,065	3,849	14,584	11,975
Federal income tax expense	1,002	444	2,750	1,696
NET INCOME	$4,063	$3,405	$11,834	$10,279
Earnings per common share
Basic	$0.52	$0.44	$1.52	$1.33
Diluted	$0.51	$0.43	$1.49	$1.30
Cash dividends per common share	$0.24	$0.22	$0.70	$0.66

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Net income	$4,063	$3,405	$11,834	$10,279
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) on AFS securities arising during the period	5,301	(1,326)	3,137	8,642
Reclassification adjustment for net realized (gains) losses included in net income	—	(97)	—	(97)
Net unrealized gains (losses)	5,301	(1,423)	3,137	8,545
Tax effect (1)	(1,818)	469	(1,019)	(2,690)
Other comprehensive income (loss), net of tax	3,483	(954)	2,118	5,855
Comprehensive income (loss)	$7,546	$2,451	$13,952	$16,134

(1)	See “Note 11 – Accumulated Other Comprehensive Income (Loss)” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	10,279	5,855	16,134
Issuance of common stock	122,261	2,845	—	—	—	2,845
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	382	—	—	382
Common stock purchased for deferred compensation obligations	—	(253)	—	—	—	(253)
Common stock repurchased pursuant to publicly announced repurchase plan	(110,680)	(2,550)	—	—	—	(2,550)
Cash dividends paid ($0.66 per common share)	—	—	—	(5,091)	—	(5,091)
Balance, September 30, 2014	7,740,730	$138,023	$4,129	$30,410	$(486)	$172,076
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	11,834	2,118	13,952
Issuance of common stock	142,388	3,310	—	—	—	3,310
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	425	—	—	425
Common stock purchased for deferred compensation obligations	—	(279)	—	—	—	(279)
Common stock repurchased pursuant to publicly announced repurchase plan	(153,329)	(3,588)	—	—	—	(3,588)
Cash dividends paid ($0.70 per common share)	—	—	—	(5,416)	—	(5,416)
Balance, September 30, 2015	7,765,333	$138,321	$4,544	$38,521	$1,612	$182,998

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2015	2014
OPERATING ACTIVITIES
Net income	$11,834	$10,279
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(1,999)	(604)
Impairment of foreclosed assets	22	83
Depreciation	1,925	1,902
Amortization of OMSR	273	206
Amortization of acquisition intangibles	122	143
Net amortization of AFS securities	1,514	1,382
Net (gains) losses on sale of AFS securities	—	(97)
Net gain on sale of mortgage loans	(472)	(436)
Increase in cash value of corporate owned life insurance policies	(570)	(556)
Share-based payment awards under equity compensation plan	425	382
Origination of loans held-for-sale	(36,140)	(21,746)
Proceeds from loan sales	36,682	22,865
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(1,141)	(1,464)
Other assets	(5,633)	(433)
Accrued interest payable and other liabilities	(117)	134
Net cash provided by (used in) operating activities	6,725	12,040
INVESTING ACTIVITIES
Activity in AFS securities
Sales	—	13,362
Maturities, calls, and principal payments	72,345	47,527
Purchases	(131,800)	(116,647)
Net loan principal (originations) collections	(709)	(15,952)
Proceeds from sales of foreclosed assets	1,305	1,482
Purchases of premises and equipment	(4,397)	(2,026)
Purchases of corporate owned life insurance policies	(500)	—
Net cash provided by (used in) investing activities	(63,756)	(72,254)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$53,519	$38,124
Net increase (decrease) in borrowed funds	7,901	11,112
Cash dividends paid on common stock	(5,416)	(5,091)
Proceeds from issuance of common stock	3,310	2,845
Common stock repurchased	(3,588)	(2,550)
Common stock purchased for deferred compensation obligations	(279)	(253)
Net cash provided by (used in) financing activities	55,447	44,187
Increase (decrease) in cash and cash equivalents	(1,584)	(16,027)
Cash and cash equivalents at beginning of period	19,906	41,558
Cash and cash equivalents at end of period	$18,322	$25,531
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$7,587	$7,536
Federal income taxes paid	3,193	979
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,043	$1,194

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Basis of Presentation
As used in these notes as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “Isabella,” the “Corporation”, “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refer to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2014.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Average number of common shares outstanding for basic calculation	7,768,230	7,733,362	7,773,655	7,725,706
Average potential effect of common shares in the Directors Plan (1)	178,882	170,897	177,531	170,955
Average number of common shares outstanding used to calculate diluted earnings per common share	7,947,112	7,904,259	7,951,186	7,896,661
Net income	$4,063	$3,405	$11,834	$10,279
Earnings per common share
Basic	$0.52	$0.44	$1.52	$1.33
Diluted	$0.51	$0.43	$1.49	$1.30

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
Pending Accounting Standards Updates
ASU No. 2015-01: “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”
In January 2015, ASU No. 2015-01 amended ASC Topic 225, “Income Statement” to eliminate the concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations or financial statement disclosures.
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

The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2015-05: “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement“
In April 2015, ASU No. 2015-05 amended ASC Topic 350, “Goodwill and Other” to provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations or financial statement disclosures.

ASU No. 2015-07: “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)“
In May 2015, ASU No. 2015-07 amended ASC Topic 820, “Fair Value Measurement” to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date“
In August 2015, ASU No. 2015-14 was issued to defer the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. The new authoritative guidance is now effective for interim and annual periods beginning after December 15, 2017. The new authoritative guidance in ASU No. 2014-09 is not expected to have a significant impact on our operations or financial statement disclosures.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,441	$8	$81	$24,368
States and political subdivisions	226,045	6,950	621	232,374
Auction rate money market preferred	3,200	—	493	2,707
Preferred stocks	3,800	—	608	3,192
Mortgage-backed securities	232,279	2,599	620	234,258
Collateralized mortgage obligations	130,069	2,071	427	131,713
Total	$619,834	$11,628	$2,850	$628,612

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,597	$10	$471	$24,136
States and political subdivisions	209,153	6,986	794	215,345
Auction rate money market preferred	3,200	—	581	2,619
Preferred stocks	6,800	31	691	6,140
Mortgage-backed securities	165,888	2,042	1,004	166,926
Collateralized mortgage obligations	152,255	1,533	1,420	152,368
Total	$561,893	$10,602	$4,961	$567,534

The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2015 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$24,029	$412	$—	$—	$24,441
States and political subdivisions	28,965	66,644	93,713	36,723	—	226,045
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	232,279	232,279
Collateralized mortgage obligations	—	—	—	—	130,069	130,069
Total amortized cost	$28,965	$90,673	$94,125	$36,723	$369,348	$619,834
Fair value	$29,014	$93,015	$97,509	$37,204	$371,870	$628,612
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended September 30	Nine Months Ended September 30
	2014	2014
Proceeds from sales of AFS securities	$13,362	$13,362
Gross realized gains (losses)	$97	$97
Applicable income tax expense (benefit)	$33	$33
We had no sales of AFS securities in the three and nine month periods ended September 30, 2015.
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$81	$23,915	$81
States and political subdivisions	80	12,168	541	3,602	621
Auction rate money market preferred	—	—	493	2,707	493
Preferred stocks	—	—	608	3,192	608
Mortgage-backed securities	42	18,517	578	39,075	620
Collateralized mortgage obligations	3	7,920	424	28,190	427
Total	$125	$38,605	$2,725	$100,681	$2,850
Number of securities in an unrealized loss position:		35		29	64

	December 31, 2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$471	$23,525	$471
States and political subdivisions	48	5,323	746	17,416	794
Auction rate money market preferred	—	—	581	2,619	581
Preferred stocks	—	—	691	3,109	691
Mortgage-backed securities	5	9,456	999	52,407	1,004
Collateralized mortgage obligations	105	29,435	1,315	39,540	1,420
Total	$158	$44,214	$4,803	$138,616	$4,961
Number of securities in an unrealized loss position:		22		72	94
As of September 30, 2015 and December 31, 2014, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of September 30, 2015, or December 31, 2014.
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
The accrual of interest on commercial, agricultural, and residential real estate loans is discontinued at the time the loan is 90 days or more past due unless the credit is well-secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.
For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance.
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, farmland and agricultural production, and states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports.
We offer adjustable rate mortgages, construction loans, and fixed rate residential real estate loans which have amortization periods up to a maximum of 30 years. We consider the anticipated direction of interest rates, balance sheet duration, the sensitivity of our balance sheet to changes in interest rates, and overall loan demand to determine whether or not to sell fixed rate loans to Freddie Mac.
Our lending policies generally limit the maximum loan-to-value ratio on residential real estate loans to 97% of the lower of the appraised value of the property or the purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%.
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

Appraisals are performed by independent appraisers and reviewed for appropriateness. All mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $500 require the approval of our Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
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
The appropriateness of the ALLL is evaluated on a quarterly basis and is based upon a periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2015	$3,483	$363	$3,514	$591	$1,049	$9,000
Charge-offs	(61)	—	(70)	(79)	—	(210)
Recoveries	68	—	33	47	—	148
Provision for loan losses	(500)	15	(164)	(49)	(40)	(738)
September 30, 2015	$2,990	$378	$3,313	$510	$1,009	$8,200

	Allowance for Loan Losses
	Nine Months Ended September 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,823	$216	$4,238	$645	$1,178	$10,100
Charge-offs	(89)	—	(325)	(252)	—	(666)
Recoveries	387	72	152	154	—	765
Provision for loan losses	(1,131)	90	(752)	(37)	(169)	(1,999)
September 30, 2015	$2,990	$378	$3,313	$510	$1,009	$8,200

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,322	$3	$1,891	$1	$—	$3,217
Collectively evaluated for impairment	1,668	375	1,422	509	1,009	4,983
Total	$2,990	$378	$3,313	$510	$1,009	$8,200
Loans
Individually evaluated for impairment	$9,603	$2,647	$10,275	$38		$22,563
Collectively evaluated for impairment	423,466	113,646	239,575	34,097		810,784
Total	$433,069	$116,293	$249,850	$34,135		$833,347

	Allowance for Loan Losses
	Three Months Ended September 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2014	$5,012	$219	$3,981	$802	$686	$10,700
Charge-offs	(163)	—	(180)	(73)	—	(416)
Recoveries	171	—	68	39	—	278
Provision for loan losses	(704)	(31)	92	(47)	528	(162)
September 30, 2014	$4,316	$188	$3,961	$721	$1,214	$10,400

	Allowance for Loan Losses
	Nine Months Ended September 30, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Charge-offs	(434)	(31)	(557)	(255)	—	(1,277)
Recoveries	477	—	190	114	—	781
Provision for loan losses	(1,775)	(215)	483	223	680	(604)
September 30, 2014	$4,316	$188	$3,961	$721	$1,214	$10,400

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,283	$—	$2,143	$1	$—	$3,427
Collectively evaluated for impairment	2,540	216	2,095	644	1,178	6,673
Total	$3,823	$216	$4,238	$645	$1,178	$10,100
Loans
Individually evaluated for impairment	$12,029	$1,595	$12,160	$64		$25,848
Collectively evaluated for impairment	419,932	103,126	252,435	32,241		807,734
Total	$431,961	$104,721	$264,595	$32,305		$833,582
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	September 30, 2015
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$499	$499	$—	$—	$—
2 - High quality	6,684	8,131	14,815	4,534	2,308	6,842
3 - High satisfactory	101,450	31,355	132,805	29,181	12,885	42,066
4 - Low satisfactory	207,512	59,764	267,276	36,451	24,742	61,193
5 - Special mention	6,408	818	7,226	2,271	1,678	3,949
6 - Substandard	9,893	271	10,164	1,660	305	1,965
7 - Vulnerable	284	—	284	274	4	278
8 - Doubtful	—	—	—	—	—	—
Total	$332,231	$100,838	$433,069	$74,371	$41,922	$116,293

	December 31, 2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	13,620	14,423	28,043	5,806	3,582	9,388
3 - High satisfactory	94,556	51,230	145,786	28,715	12,170	40,885
4 - Low satisfactory	184,000	49,869	233,869	33,361	17,560	50,921
5 - Special mention	8,456	1,322	9,778	1,607	65	1,672
6 - Substandard	11,055	123	11,178	1,602	147	1,749
7 - Vulnerable	2,687	116	2,803	106	—	106
8 - Doubtful	—	12	12	—	—	—
Total	$314,374	$117,587	$431,961	$71,197	$33,524	$104,721
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
Credit with sound financial condition and a positive trend in earnings supplemented by:

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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$391	$—	$—	$284	$675	$331,556	$332,231
Commercial other	323	8	—	—	331	100,507	100,838
Total commercial	714	8	—	284	1,006	432,063	433,069
Agricultural
Agricultural real estate	—	—	—	274	274	74,097	74,371
Agricultural other	425	—	—	4	429	41,493	41,922
Total agricultural	425	—	—	278	703	115,590	116,293
Residential real estate
Senior liens	1,649	48	—	234	1,931	197,687	199,618
Junior liens	68	6	—	—	74	9,599	9,673
Home equity lines of credit	25	—	—	—	25	40,534	40,559
Total residential real estate	1,742	54	—	234	2,030	247,820	249,850
Consumer
Secured	56	—	—	—	56	30,186	30,242
Unsecured	4	—	—	—	4	3,889	3,893
Total consumer	60	—	—	—	60	34,075	34,135
Total	$2,941	$62	$—	$796	$3,799	$829,548	$833,347

	December 31, 2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,155	$282	$—	$2,764	$4,201	$310,173	$314,374
Commercial other	153	24	2	116	295	117,292	117,587
Total commercial	1,308	306	2	2,880	4,496	427,465	431,961
Agricultural
Agricultural real estate	101	—	—	106	207	70,990	71,197
Agricultural other	102	—	—	—	102	33,422	33,524
Total agricultural	203	—	—	106	309	104,412	104,721
Residential real estate
Senior liens	1,821	425	146	668	3,060	210,138	213,198
Junior liens	235	18	—	130	383	10,750	11,133
Home equity lines of credit	468	20	—	250	738	39,526	40,264
Total residential real estate	2,524	463	146	1,048	4,181	260,414	264,595
Consumer
Secured	107	2	—	10	119	28,229	28,348
Unsecured	19	—	—	—	19	3,938	3,957
Total consumer	126	2	—	10	138	32,167	32,305
Total	$4,161	$771	$148	$4,044	$9,124	$824,458	$833,582
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	September 30, 2015			December 31, 2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$8,402	$8,521	$1,322	$7,115	$7,234	$1,279
Commercial other	—	—	—	609	828	4
Agricultural real estate	—	—	—	—	—	—
Agricultural other	335	335	3	—	—	—
Residential real estate senior liens	10,008	10,878	1,864	11,645	12,782	2,015
Residential real estate junior liens	134	134	27	265	275	53
Home equity lines of credit	—	—	—	250	650	75
Consumer secured	38	38	1	54	54	1
Total impaired loans with a valuation allowance	18,917	19,906	3,217	19,938	21,823	3,427
Impaired loans without a valuation allowance
Commercial real estate	1,099	1,232		4,116	4,462
Commercial other	102	113		189	212
Agricultural real estate	1,980	1,980		1,529	1,529
Agricultural other	332	332		66	186
Home equity lines of credit	133	433		—	—
Consumer secured	—	—		10	10
Total impaired loans without a valuation allowance	3,646	4,090		5,910	6,399
Impaired loans
Commercial	9,603	9,866	1,322	12,029	12,736	1,283
Agricultural	2,647	2,647	3	1,595	1,715	—
Residential real estate	10,275	11,445	1,891	12,160	13,707	2,143
Consumer	38	38	1	64	64	1
Total impaired loans	$22,563	$23,996	$3,217	$25,848	$28,222	$3,427

The following is a summary of information pertaining to impaired loans for the three and nine month periods ended:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,532	$112	$7,287	$295
Commercial other	280	—	481	19
Agricultural real estate	—	—	29	1
Agricultural other	168	4	56	4
Residential real estate senior liens	10,021	106	10,812	323
Residential real estate junior liens	138	1	197	15
Home equity lines of credit	—	—	42	—
Consumer secured	40	1	46	3
Total impaired loans with a valuation allowance	18,179	224	18,950	660
Impaired loans without a valuation allowance
Commercial real estate	1,432	28	2,356	163
Commercial other	83	2	94	7
Agricultural real estate	1,819	23	1,615	64
Agricultural other	494	5	300	13
Home equity lines of credit	136	4	149	14
Consumer secured	—	—	2	—
Total impaired loans without a valuation allowance	3,964	62	4,516	261
Impaired loans
Commercial	9,327	142	10,218	484
Agricultural	2,481	32	2,000	82
Residential real estate	10,295	111	11,200	352
Consumer	40	1	48	3
Total impaired loans	$22,143	$286	$23,466	$921

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,063	$106	$6,822	$291
Commercial other	589	11	746	40
Agricultural real estate	102	—	113	—
Agricultural other	—	—	—	—
Residential real estate senior liens	12,440	124	12,938	388
Residential real estate junior liens	167	(8)	94	(7)
Home equity lines of credit	310	2	220	13
Consumer secured	62	1	72	3
Total impaired loans with a valuation allowance	20,733	236	21,005	728
Impaired loans without a valuation allowance
Commercial real estate	4,594	69	5,396	262
Commercial other	314	5	397	12
Agricultural real estate	1,460	22	1,425	59
Agricultural other	43	1	112	29
Home equity lines of credit	—	—	32	—
Consumer secured	10	—	5	—
Total impaired loans without a valuation allowance	6,421	97	7,367	362
Impaired loans
Commercial	12,560	191	13,361	605
Agricultural	1,605	23	1,650	88
Residential real estate	12,917	118	13,284	394
Consumer	72	1	77	3
Total impaired loans	$27,154	$333	$28,372	$1,090
As of September 30, 2015 and December 31, 2014, we had committed to advance $2 and $0, respectively, in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$1,926	$1,926	8	$2,511	$2,511
Agricultural other	3	636	636	10	1,406	1,406
Residential real estate
Senior liens	1	151	151	5	599	599
Junior liens	—	—	—	1	30	30
Home equity lines of credit	—	—	—	1	94	94
Total residential real estate	1	151	151	7	723	723
Consumer unsecured	—	—	—	—	—	—
Total	7	$2,713	$2,713	25	$4,640	$4,640

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$23	$23	7	$386	$386
Agricultural other	1	49	49	1	49	49
Residential real estate
Senior liens	2	144	144	14	805	805
Junior liens	1	40	40	2	81	81
Home equity lines of credit	—	—	—	1	160	160
Total residential real estate	3	184	184	17	1,046	1,046
Consumer unsecured	1	10	10	4	18	18
Total	7	$266	$266	29	$1,499	$1,499
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	3	$1,926	—	$—	6	$2,180	2	$331
Agricultural other	3	636	—	—	9	1,360	1	46
Residential real estate
Senior liens	1	151	—	—	2	201	3	398
Junior liens	—	—	—	—	—	—	1	30
Home equity lines of credit	—	—	—	—	—	—	1	94
Total residential real estate	1	151	—	—	2	201	5	522
Consumer unsecured	—	—	—	—	—	—	—	—
Total	7	$2,713	—	$—	17	$3,741	8	$899

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	2	$23	—	$—	6	$378	1	$8
Agricultural other	—	—	1	49	—	—	1	49
Residential real estate
Senior liens	—	—	2	144	3	98	11	707
Junior liens	—	—	1	40	—	—	2	81
Home equity lines of credit	—	—	—	—	1	160	—	—
Total residential real estate	—	—	3	184	4	258	13	788
Consumer unsecured	1	10	—	—	3	15	1	3
Total	3	$33	4	$233	13	$651	16	$848
We did not restructure any loans by forgiving principal or accrued interest in the three and nine month periods ended September 30, 2015 or 2014.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
Following is a summary of loans that defaulted in the three and nine month periods ended September 30, 2015 and 2014, which were modified within 12 months prior to the default date.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	1	$216	$25	$191	1	$216	$25	$191

	Three Months Ended September 30, 2014				Nine Months Ended September 30, 2014
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Consumer unsecured	2	$7	$7	$—	2	$7	$7	$—
The following is a summary of TDR loan balances as of:

	September 30, 2015	December 31, 2014
TDRs	$21,457	$23,341
The following is a summary of foreclosed assets as of:

	September 30, 2015	December 31, 2014
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession (1)	$190	N/A
All other foreclosed assets	411	885
Total	$601	$885

(1)	Disclosure requirement from the adoption of ASU No. 2014-04 on January 1, 2015. As such, measurement was not applicable for December 31, 2014.

Consumer mortgage loans collateralized by residential real estate in the process of foreclosure were $181 as of September 30, 2015.
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2015	December 31 2014
FHLB Stock	$11,700	$9,800
Corporate Settlement Solutions, LLC	7,304	6,936
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	338	341
Total	$22,341	$20,076
Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
FHLB advances	$215,000	1.97%	$192,000	2.05%
Securities sold under agreements to repurchase without stated maturity dates	69,510	0.12%	95,070	0.14%
Securities sold under agreements to repurchase with stated maturity dates	—	—	439	3.25%
Federal funds purchased	13,100	0.39%	2,200	0.50%
Total	$297,610	1.47%	$289,709	1.41%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Fixed rate due 2015	$20,000	0.88%	$42,000	0.72%
Variable rate due 2015	10,000	0.49%	—	—
Fixed rate due 2016	10,000	2.15%	10,000	2.15%
Variable rate due 2016	15,000	0.49%	—	—
Fixed rate due 2017	30,000	1.95%	30,000	1.95%
Fixed rate due 2018	40,000	2.35%	40,000	2.35%
Fixed rate due 2019	40,000	2.35%	20,000	3.11%
Fixed rate due 2020	10,000	1.98%	10,000	1.98%
Fixed rate due 2021	30,000	2.26%	30,000	2.26%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Total	$215,000	1.97%	$192,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $69,564 and $94,537 at September 30, 2015 and December 31, 2014, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates as of:

	September 30, 2015		December 31, 2014
	Amount	Rate	Amount	Rate
Repurchase agreements due 2015	$—	—	$439	3.25%
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

	Three Months Ended September 30
	2015			2014
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$71,170	$68,963	0.13%	$91,472	$88,906	0.13%
Federal funds purchased	13,100	7,265	0.51%	17,700	2,252	0.48%

	Nine Months Ended September 30
	2015			2014
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$84,859	$70,399	0.13%	$94,741	$91,231	0.13%
Federal funds purchased	13,100	6,253	0.50%	17,700	4,939	0.48%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2015	December 31 2014
Pledged to secure borrowed funds	$344,385	$324,584
Pledged to secure repurchase agreements	69,564	94,537
Pledged for public deposits and for other purposes necessary or required by law	24,321	19,851
Total	$438,270	$438,972
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2015	December 31 2014
States and political subdivisions	$2,811	$6,643
Mortgage-backed securities	23,008	29,655
Collateralized mortgage obligations	43,745	58,239
Total	$69,564	$94,537
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of available AFS securities to pledge to satisfy required collateral.
As of September 30, 2015, we had the ability to borrow up to an additional $140,938, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.

Note 8 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
FDIC insurance premiums	$204	$196	$619	$619
Director fees	204	191	608	569
Audit and related fees	189	185	535	505
Donations and community relations	155	391	412	606
Marketing costs	124	121	350	360
Education and travel	90	154	311	418
Printing and supplies	111	89	309	278
Postage and freight	94	105	284	303
Legal fees	121	88	273	248
Consulting fees	122	96	264	263
Loan underwriting fees	98	83	248	270
All other	660	596	1,725	1,866
Total other	$2,172	$2,295	$5,938	$6,305
Note 9 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Income taxes at 34% statutory rate	$1,723	$1,309	$4,959	$4,072
Effect of nontaxable income
Interest income on tax exempt municipal securities	(509)	(501)	(1,519)	(1,498)
Earnings on corporate owned life insurance policies	(64)	(62)	(194)	(189)
Effect of tax credits	(175)	(187)	(542)	(575)
Other	(18)	(158)	(70)	(235)
Total effect of nontaxable income	(766)	(908)	(2,325)	(2,497)
Effect of nondeductible expenses	45	43	116	121
Federal income tax expense	$1,002	$444	$2,750	$1,696
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

Mortgage loans AFS: Mortgage loans AFS are carried at the lower of cost or fair value. The fair value of Mortgage loans AFS are based on the price secondary markets are currently offering for portfolios with similar characteristics. As such, we classify Mortgage loans AFS subject to nonrecurring fair value adjustments as Level 2.
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
We review the net realizable values of the underlying collateral for collateral dependent impaired loans on at least a quarterly basis for all loan types. To determine the collateral value, we utilize independent appraisals, broker price opinions, or internal evaluations. We review these valuations to determine whether an additional discount should be applied given the age of market information that may have been considered as well as other factors such as costs to sell an asset if it is determined that the collateral will be liquidated in connection with the ultimate settlement of the loan. We use these valuations to determine if any specific reserves or charge-offs are necessary. We may obtain new valuations in certain circumstances, including when there has been significant deterioration in the condition of the collateral, if the foreclosure process has begun, or if the existing valuation is deemed to be outdated.
The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	30% - 35%
Discounted appraisal value	$7,629	Cash crop inventory	40%
		Other inventory	50% - 75%
		Furniture, fixtures & equipment	35% - 45%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$8,720	Cash crop inventory	40%
		Other inventory	75%
		Accounts receivable	50%
		Liquor license	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	September 30, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$601	Real Estate	20% - 30%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$885	Real Estate	20% - 25%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$18,322	$18,322	$18,322	$—	$—
Mortgage loans AFS	831	844	—	844	—
Gross loans	833,347	825,436	—	—	825,436
Less allowance for loan and lease losses	8,200	8,200	—	—	8,200
Net loans	825,147	817,236	—	—	817,236
Accrued interest receivable	6,992	6,992	6,992	—	—
Equity securities without readily determinable fair values (1)	22,341	N/A	—	—	—
OMSR	2,458	2,458	—	2,458	—
LIABILITIES
Deposits without stated maturities	695,848	695,848	695,848	—	—
Deposits with stated maturities	432,155	431,177	—	431,177	—
Borrowed funds	297,610	301,410	—	301,410	—
Accrued interest payable	557	557	557	—	—

	December 31, 2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$19,906	$19,906	$19,906	$—	$—
Mortgage loans AFS	901	911	—	911	—
Gross loans	833,582	827,449	—	—	827,449
Less allowance for loan and lease losses	10,100	10,100	—	—	10,100
Net loans	823,482	817,349	—	—	817,349
Accrued interest receivable	5,851	5,851	5,851	—	—
Equity securities without readily determinable fair values (1)	20,076	N/A	—	—	—
OMSR	2,519	2,554	—	2,554	—
LIABILITIES
Deposits without stated maturities	634,222	634,222	634,222	—	—
Deposits with stated maturities	440,262	440,964	—	440,964	—
Borrowed funds	289,709	293,401	—	293,401	—
Accrued interest payable	558	558	558	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2015				December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$24,368	$—	$24,368	$—	$24,136	$—	$24,136	$—
States and political subdivisions	232,374	—	232,374	—	215,345	—	215,345	—
Auction rate money market preferred	2,707	—	2,707	—	2,619	—	2,619	—
Preferred stocks	3,192	3,192	—	—	6,140	6,140	—	—
Mortgage-backed securities	234,258	—	234,258	—	166,926	—	166,926	—
Collateralized mortgage obligations	131,713	—	131,713	—	152,368	—	152,368	—
Total AFS securities	628,612	3,192	625,420	—	567,534	6,140	561,394	—
Nonrecurring items
Impaired loans (net of the ALLL)	7,629	—	—	7,629	8,720	—	—	8,720
Foreclosed assets	601	—	—	601	885	—	—	885
Total	$636,842	$3,192	$625,420	$8,230	$577,139	$6,140	$561,394	$9,605
Percent of assets and liabilities measured at fair value		0.50%	98.21%	1.29%		1.06%	97.27%	1.67%

The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value, for which gains or losses were recognized through earnings on a nonrecurring basis, in the:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Nonrecurring items
Foreclosed assets	$—	$(20)	$(22)	$(83)
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of September 30, 2015.
Note 11 – Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2015			2014
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, July 1	$1,937	$(3,808)	$(1,871)	$2,602	$(2,134)	$468
OCI before reclassifications	5,301	—	5,301	(1,326)	—	(1,326)
Amounts reclassified from AOCI	—	—	—	(97)	—	(97)
Subtotal	5,301	—	5,301	(1,423)	—	(1,423)
Tax effect	(1,818)	—	(1,818)	469	—	469
OCI, net of tax	3,483	—	3,483	(954)	—	(954)
Balance, September 30	$5,420	$(3,808)	$1,612	$1,648	$(2,134)	$(486)

	Nine Months Ended September 30
	2015			2014
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$3,302	$(3,808)	$(506)	$(4,207)	$(2,134)	$(6,341)
OCI before reclassifications	3,137	—	3,137	8,642	—	8,642
Amounts reclassified from AOCI	—	—	—	(97)	—	(97)
Subtotal	3,137	—	3,137	8,545	—	8,545
Tax effect	(1,019)	—	(1,019)	(2,690)	—	(2,690)
OCI, net of tax	2,118	—	2,118	5,855	—	5,855
Balance, September 30	$5,420	$(3,808)	$1,612	$1,648	$(2,134)	$(486)
Included in OCI for the three and nine month periods ended September 30, 2015 and 2014 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2015			2014
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$140	$5,161	$5,301	$253	$(1,579)	$(1,326)
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	(97)	(97)
Net unrealized gains (losses)	140	5,161	5,301	253	(1,676)	(1,423)
Tax effect	—	(1,818)	(1,818)	—	469	469
Unrealized gains (losses), net of tax	$140	$3,343	$3,483	$253	$(1,207)	$(954)

	Nine Months Ended September 30
	2015			2014
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$140	$2,997	$3,137	$253	$8,389	$8,642
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	(97)	(97)
Net unrealized gains (losses)	140	2,997	3,137	253	8,292	8,545
Tax effect	—	(1,019)	(1,019)	—	(2,690)	(2,690)
Unrealized gains (losses), net of tax	$140	$1,978	$2,118	$253	$5,602	$5,855

Note 12 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2015	December 31 2014
ASSETS
Cash on deposit at the Bank	$2,522	$1,035
AFS securities	259	3,294
Investments in subsidiaries	134,670	124,827
Premises and equipment	2,015	1,982
Other assets	53,188	53,228
TOTAL ASSETS	$192,654	$184,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,656	$9,772
Shareholders' equity	182,998	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$192,654	$184,366
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Income
Dividends from subsidiaries	$1,700	$1,750	$5,000	$4,750
Interest income	4	36	75	114
Management fee and other	1,859	717	4,913	1,945
Total income	3,563	2,503	9,988	6,809
Expenses
Compensation and benefits	1,228	866	3,658	2,470
Occupancy and equipment	415	293	1,226	514
Audit and related fees	101	109	316	278
Other	501	360	1,533	926
Total expenses	2,245	1,628	6,733	4,188
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,318	875	3,255	2,621
Federal income tax benefit	123	298	588	730
Income before equity in undistributed earnings of subsidiaries	1,441	1,173	3,843	3,351
Undistributed earnings of subsidiaries	2,622	2,232	7,991	6,928
Net income	$4,063	$3,405	$11,834	$10,279

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2015	2014
Operating activities
Net income	$11,834	$10,279
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(7,991)	(6,928)
Undistributed earnings of equity securities without readily determinable fair values	(364)	231
Share-based payment awards under equity compensation plan	425	382
Depreciation	113	109
Net amortization of AFS securities	—	1
Changes in operating assets and liabilities which provided (used) cash
Other assets	406	89
Accrued interest and other liabilities	94	1,242
Net cash provided by (used in) operating activities	4,517	5,405
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	3,000	250
Purchases of premises and equipment	(146)	(23)
Net (advances to) repayments from subsidiaries	300	641
Net cash provided by (used in) investing activities	3,154	868
Financing activities
Net increase (decrease) in borrowed funds	(211)	600
Cash dividends paid on common stock	(5,416)	(5,091)
Proceeds from the issuance of common stock	3,310	2,845
Common stock repurchased	(3,588)	(2,550)
Common stock purchased for deferred compensation obligations	(279)	(253)
Net cash provided by (used in) financing activities	(6,184)	(4,449)
Increase (decrease) in cash and cash equivalents	1,487	1,824
Cash and cash equivalents at beginning of period	1,035	529
Cash and cash equivalents at end of period	$2,522	$2,353
Note 13 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2015 and 2014 and each of the three and nine month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and nine month periods ended September 30, 2015 and 2014. This analysis should be read in conjunction with our 2014 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine month periods ended September 30, 2015, we reported net income of $4,063 and $11,834 and earnings per common share of $0.52 and $1.52, respectively. Our strong earnings have primarily been the result of increased interest income and continued improvements in credit quality. Net loan recoveries during the first nine months of 2015 were $99 versus net loans charged-off of $496 in the first nine months of 2014. In addition, we continue to see reductions in loans classified as less than satisfactory as well as those past due and in nonaccrual status which have reached record lows. These factors required a reduction in the level of the ALLL in both amount and as a percentage of gross loans which resulted in a $1,999 reversal of provision for loan losses recorded in the nine month period ended September 30, 2015.
During the nine month period ended September 30, 2015, total assets grew by 4.50% to $1,619,250, and assets under management increased to $2,300,642 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $681,392. Total loans declined by $235 from December 31, 2014 which has been driven by a $14,745 decline in residential real estate loans as demand continued to be soft. Offsetting this decline is commercial and agricultural loan growth of $12,680 during the first nine months of 2015.
We increased our AFS securities portfolio by $61,078 during the first nine months of 2015 to continue to provide growth in our balance sheet to increase interest income. While our net yield on interest earning assets of 3.37% remains historically low, it has stabilized. Net interest income will increase only through continued growth in loans, investments, and other income earning assets. We are committed to increasing earnings and dedicated to providing long term sustainable growth to enable us to increase shareholder value.
While we have been able to grow our commercial and agricultural loan portfolios, increasing our residential real estate and consumer loan portfolios has been more challenging. To generate growth in these portfolios, we are implementing new products, enhancing our marketing efforts, streamlining delivery channels for direct and indirect loans, and expanding our service area. These initiatives are designed to attract new customers while expanding our relationships with current customers to improve earnings.

Recent Acquisitions
On July 31, 2015, we completed the acquisition of a branch from Flagstar Bank, FSB located in Saginaw, Michigan. In addition to real estate and equipment, we assumed deposit liabilities of $44,290 and recorded $156 of core deposit intangibles and $2,061 of goodwill, which represented the excess of the purchase price over the fair value of identifiable net assets acquired.
On August 28, 2015, we completed the acquisition of a branch from Independent Bank located in Midland, Michigan. In addition to real estate and equipment, we assumed $8,658 of deposit liabilities and recorded $50 of core deposit intangibles and $602 of goodwill, which represented the excess of the purchase price over the fair value of identifiable net assets acquired.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
INCOME STATEMENT DATA
Interest income	$13,838	$13,793	$13,412	$13,713	$13,483
Interest expense	2,580	2,518	2,488	2,504	2,498
Net interest income	11,258	11,275	10,924	11,209	10,985
Provision for loan losses	(738)	(535)	(726)	(64)	(162)
Noninterest income	3,101	2,629	2,128	2,426	2,216
Noninterest expenses	10,032	9,364	9,334	9,606	9,514
Federal income tax expense	1,002	977	771	648	444
Net Income	$4,063	$4,098	$3,673	$3,445	$3,405
PER SHARE
Basic earnings	$0.52	$0.53	$0.47	$0.44	$0.44
Diluted earnings	$0.51	$0.52	$0.46	$0.44	$0.43
Dividends	$0.24	$0.23	$0.23	$0.23	$0.22
Tangible book value*	$17.06	$17.17	$16.84	$16.59	$16.33
Quoted market value
High	$23.85	$23.80	$23.50	$23.99	$24.00
Low	$22.75	$22.70	$22.00	$22.10	$21.73
Close*	$23.69	$23.75	$22.90	$22.50	$23.60
Common shares outstanding*	7,765,333	7,797,188	7,781,820	7,776,274	7,740,730
PERFORMANCE RATIOS
Return on average total assets	1.01%	1.04%	0.95%	0.90%	0.89%
Return on average shareholders' equity	9.03%	9.11%	8.27%	8.06%	7.91%
Return on average tangible shareholders' equity	12.18%	12.35%	11.30%	10.80%	10.88%
Net interest margin yield (FTE)	3.33%	3.41%	3.37%	3.45%	3.39%
BALANCE SHEET DATA*
Gross loans	$833,347	$828,602	$815,468	$833,582	$822,299
AFS securities	$628,612	$595,318	$605,208	$567,534	$575,080
Total assets	$1,619,250	$1,586,975	$1,571,575	$1,549,543	$1,553,974
Deposits	$1,128,003	$1,090,469	$1,098,655	$1,074,484	$1,081,890
Borrowed funds	$297,610	$307,599	$283,321	$289,709	$290,438
Shareholders' equity	$182,998	$178,025	$179,653	$174,594	$172,076
Gross loans to deposits	73.88%	75.99%	74.22%	77.58%	76.01%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$289,268	$289,089	$288,448	$288,639	$290,697
Assets managed by our Investment and Trust Services Department	$392,124	$400,827	$396,802	$383,878	$374,878
Total assets under management	$2,300,642	$2,276,891	$2,256,825	$2,222,060	$2,219,549
ASSET QUALITY*
Nonperforming loans to gross loans	0.10%	0.19%	0.44%	0.50%	0.57%
Nonperforming assets to total assets	0.09%	0.15%	0.27%	0.33%	0.37%
ALLL to gross loans	0.98%	1.09%	1.18%	1.21%	1.26%
CAPITAL RATIOS*
Shareholders' equity to assets	11.30%	11.22%	11.43%	11.27%	11.07%
Tier 1 leverage	8.54%	8.77%	8.74%	8.59%	8.47%
Common equity tier 1 capital	13.36%	13.71%	13.70%	N/A	N/A
Tier 1 risk-based capital	13.36%	13.71%	13.70%	14.08%	13.86%
Total risk-based capital	14.19%	14.63%	14.70%	15.18%	15.11%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the nine month periods ended:

	September 30 2015	September 30 2014	September 30 2013	September 30 2012	September 30 2011
INCOME STATEMENT DATA
Interest income	$41,043	$40,238	$40,473	$42,556	$43,439
Interest expense	7,586	7,466	8,338	10,372	12,224
Net interest income	33,457	32,772	32,135	32,184	31,215
Provision for loan losses	(1,999)	(604)	866	1,100	2,383
Noninterest income	7,858	6,899	8,045	8,844	5,785
Noninterest expenses	28,730	28,300	27,835	27,889	25,879
Federal income tax expense	2,750	1,696	1,893	2,344	1,239
Net Income	$11,834	$10,279	$9,586	$9,695	$7,499
PER SHARE
Basic earnings	$1.52	$1.33	$1.25	$1.28	$0.99
Diluted earnings	$1.49	$1.30	$1.22	$1.24	$0.97
Dividends	$0.70	$0.66	$0.63	$0.60	$0.57
Tangible book value*	$17.06	$16.33	$15.43	$14.65	$13.70
Quoted market value
High	$23.85	$24.00	$26.00	$24.98	$19.25
Low	$22.00	$21.73	$21.55	$22.30	$17.10
Close*	$23.69	$23.60	$24.85	$22.50	$18.75
Common shares outstanding*	7,765,333	7,740,730	7,709,781	7,611,350	7,578,257
PERFORMANCE RATIOS
Return on average total assets	1.00%	0.90%	0.89%	0.94%	0.79%
Return on average shareholders' equity	8.80%	8.13%	7.84%	8.37%	6.84%
Return on average tangible shareholders' equity	12.06%	10.95%	11.02%	11.96%	10.17%
Net interest margin yield (FTE)	3.37%	3.41%	3.50%	3.72%	3.90%
BALANCE SHEET DATA*
Gross loans	$833,347	$822,299	$807,849	$766,751	$750,163
AFS securities	$628,612	$575,080	$501,057	$467,414	$415,879
Total assets	$1,619,250	$1,553,974	$1,459,341	$1,389,138	$1,324,093
Deposits	$1,128,003	$1,081,890	$1,023,931	$989,491	$942,441
Borrowed funds	$297,610	$290,438	$266,001	$226,580	$216,888
Shareholders' equity	$182,998	$172,076	$161,305	$164,147	$155,579
Gross loans to deposits	73.88%	76.01%	78.90%	77.49%	79.60%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$289,268	$290,697	$294,999	$304,523	$303,063
Assets managed by our Investment and Trust Services Department	$392,124	$374,878	$351,505	$321,661	$284,286
Total assets under management	$2,300,642	$2,219,549	$2,105,845	$2,015,322	$1,911,442
ASSET QUALITY*
Nonperforming loans to gross loans	0.10%	0.57%	0.53%	0.98%	0.81%
Nonperforming assets to total assets	0.09%	0.37%	0.37%	0.68%	0.61%
ALLL to gross loans	0.98%	1.26%	1.44%	1.57%	1.65%
CAPITAL RATIOS*
Shareholders' equity to assets	11.30%	11.07%	11.05%	11.82%	11.75%
Tier 1 leverage	8.54%	8.47%	8.45%	8.27%	8.10%
Common equity tier 1 capital	13.36%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	13.36%	13.86%	13.75%	13.35%	12.43%
Total risk-based capital	14.19%	15.11%	15.00%	14.60%	13.68%
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
The following table displays the results for the:

	Three Months Ended
	September 30, 2015			June 30, 2015			September 30, 2014
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$828,240	$9,855	4.76%	$819,507	$9,909	4.84%	$817,364	$9,863	4.83%
Taxable investment securities	402,993	2,310	2.29%	393,313	2,238	2.28%	358,547	2,016	2.25%
Nontaxable investment securities	207,443	2,459	4.74%	201,841	2,496	4.95%	196,522	2,359	4.80%
Other	27,689	166	2.40%	25,195	139	2.21%	28,431	119	1.67%
Total earning assets	1,466,365	14,790	4.03%	1,439,856	14,782	4.11%	1,400,864	14,357	4.10%
NONEARNING ASSETS
Allowance for loan losses	(9,007)			(9,575)			(10,705)
Cash and demand deposits due from banks	18,442			17,406			20,360
Premises and equipment	26,904			26,231			25,872
Accrued income and other assets	102,047			100,937			98,853
Total assets	$1,604,751			$1,574,855			$1,535,244
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$198,351	40	0.08%	$190,957	37	0.08%	$193,659	40	0.08%
Savings deposits	306,816	123	0.16%	277,049	96	0.14%	265,814	94	0.14%
Time deposits	434,103	1,317	1.21%	436,244	1,326	1.22%	447,046	1,428	1.28%
Borrowed funds	292,858	1,100	1.50%	299,987	1,059	1.41%	274,358	936	1.36%
Total interest bearing liabilities	1,232,128	2,580	0.84%	1,204,237	2,518	0.84%	1,180,877	2,498	0.85%
NONINTEREST BEARING LIABILITIES
Demand deposits	181,289			179,733			171,085
Other	11,357			10,873			11,114
Shareholders’ equity	179,977			180,012			172,168
Total liabilities and shareholders’ equity	$1,604,751			$1,574,855			$1,535,244
Net interest income (FTE)		$12,210			$12,264			$11,859
Net yield on interest earning assets (FTE)			3.33%			3.41%			3.39%

	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$823,269	$29,448	4.77%	$810,572	$29,413	4.84%
Taxable investment securities	388,964	6,655	2.28%	355,146	6,007	2.26%
Nontaxable investment securities	202,294	7,423	4.89%	193,276	7,056	4.87%
Other	25,769	444	2.30%	25,717	393	2.04%
Total earning assets	1,440,296	43,970	4.07%	1,384,711	42,869	4.13%
NONEARNING ASSETS
Allowance for loan losses	(9,630)			(11,182)
Cash and demand deposits due from banks	17,824			18,484
Premises and equipment	26,481			25,950
Accrued income and other assets	101,248			96,915
Total assets	$1,576,219			$1,514,878
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$194,648	116	0.08%	$194,744	120	0.08%
Savings deposits	284,886	311	0.15%	258,807	279	0.14%
Time deposits	435,853	3,978	1.22%	451,329	4,368	1.29%
Borrowed funds	292,127	3,181	1.45%	269,325	2,699	1.34%
Total interest bearing liabilities	1,207,514	7,586	0.84%	1,174,205	7,466	0.85%
NONINTEREST BEARING LIABILITIES
Demand deposits	178,353			161,688
Other	11,106			10,380
Shareholders’ equity	179,246			168,605
Total liabilities and shareholders’ equity	$1,576,219			$1,514,878
Net interest income (FTE)		$36,384			$35,403
Net yield on interest earning assets (FTE)			3.37%			3.41%
Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful. Included in interest income are loan fees which are displayed in the following table for the three and nine month periods ended:

	Three Months Ended			Nine Months Ended
	September 30 2015	June 30 2015	September 30 2014	September 30 2015	September 30 2014
Loan fees	$613	$772	$488	$1,892	$1,530

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

	Three Months Ended September 30, 2015 Compared to June 30, 2015 Increase (Decrease) Due to			Three Months Ended September 30, 2015 Compared to September 30, 2014 Increase (Decrease) Due to			Nine Months Ended September 30, 2015 Compared to September 30, 2014 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$105	$(159)	$(54)	$130	$(138)	$(8)	$457	$(422)	$35
Taxable investment securities	55	17	72	254	40	294	578	70	648
Nontaxable investment securities	68	(105)	(37)	130	(30)	100	331	36	367
Other	14	13	27	(3)	50	47	1	50	51
Total changes in interest income	242	(234)	8	511	(78)	433	1,367	(266)	1,101
Changes in interest expense
Interest bearing demand deposits	1	2	3	1	(1)	—	—	(4)	(4)
Savings deposits	11	16	27	16	13	29	28	4	32
Time deposits	(6)	(3)	(9)	(41)	(70)	(111)	(147)	(243)	(390)
Borrowed funds	(26)	67	41	66	98	164	238	244	482
Total changes in interest expense	(20)	82	62	42	40	82	119	1	120
Net change in interest margin (FTE)	$262	$(316)	$(54)	$469	$(118)	$351	$1,248	$(267)	$981
Our net yield on interest earning assets remains at historically low levels. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin yield. While we anticipate that the FRB will increase short term interest rates in late 2015, we do not anticipate the increase to be significant due to lack of underlying economic strength in the environment. As such, we do not expect any significant change in our yield on interest earning assets and will continue to see compression on margins as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. We will continue our strategy of balance sheet growth to provide net interest income in future periods.

	Average Yield / Rate for the Three Month Periods Ended:
	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Total earning assets	4.03%	4.11%	4.07%	4.17%	4.10%
Total interest bearing liabilities	0.84%	0.84%	0.84%	0.85%	0.85%
Net yield on interest earning assets (FTE)	3.33%	3.41%	3.37%	3.46%	3.39%

	Quarter to Date Net Interest Income (FTE)
	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Total interest income (FTE)	$14,790	$14,782	$14,401	$14,702	$14,357
Total interest expense	2,580	2,518	2,488	2,504	2,498
Net interest income (FTE)	$12,210	$12,264	$11,913	$12,198	$11,859
Also contributing to the decline in the net yield on interest earning assets in the past year is the decline in loan fees. While loan fees are improving, they remain at low levels as a result of the soft demand for residential mortgage loans and the intense competition for commercial loans. The following table displays data for the three month periods ended:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Net interest income (FTE)	$12,210	$12,264	$11,913	$12,198	$11,859
Less loan fees	613	772	507	669	488
Net interest income excluding loan fees (FTE)	$11,597	$11,492	$11,406	$11,529	$11,371
Net yield on interest earning assets excluding loan fees (FTE)	3.16%	3.19%	3.23%	3.27%	3.25%
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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three and nine month periods ended September 30:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
ALLL at beginning of period	$9,000	$10,700	$10,100	$11,500
Charge-offs
Commercial and agricultural	61	163	89	465
Residential real estate	70	180	325	557
Consumer	79	73	252	255
Total charge-offs	210	416	666	1,277
Recoveries
Commercial and agricultural	68	171	459	477
Residential real estate	33	68	152	190
Consumer	47	39	154	114
Total recoveries	148	278	765	781
Net loan charge-offs	62	138	(99)	496
Provision for loan losses	(738)	(162)	(1,999)	(604)
ALLL at end of period	$8,200	$10,400	$8,200	$10,400
Net loan charge-offs to average loans outstanding	0.01%	0.02%	(0.01)%	0.06%

The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Total charge-offs	$210	$296	$160	$351	$416
Total recoveries	148	231	386	115	278
Net loan charge-offs	62	65	(226)	236	138
Net loan charge-offs to average loans outstanding	0.01%	0.01%	(0.03)%	0.03%	0.02%
Provision for loan losses	$(738)	$(535)	$(726)	$(64)	$(162)
Provision for loan losses to average loans outstanding	(0.09)%	(0.07)%	(0.09)%	(0.01)%	(0.02)%
ALLL	$8,200	$9,000	$9,600	$10,100	$10,400
ALLL as a % of loans at end of period	0.98%	1.09%	1.18%	1.21%	1.26%
As the level of net loans charged-off decline and credit quality indicators continue to improve, we have reduced the ALLL in both amount and as a percentage of loans. Soft loan growth during the year also contributed to the decline in the ALLL as a percentage of loans. The following table illustrates our changes within the two main components of the ALLL.

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
ALLL
Individually evaluated for impairment	$3,217	$3,202	$3,361	$3,427	$3,654
Collectively evaluated for impairment	4,983	5,798	6,239	6,673	6,746
Total	$8,200	$9,000	$9,600	$10,100	$10,400
ALLL to gross loans
Individually evaluated for impairment	0.39%	0.39%	0.41%	0.41%	0.44%
Collectively evaluated for impairment	0.59%	0.70%	0.77%	0.80%	0.82%
Total	0.98%	1.09%	1.18%	1.21%	1.26%
While more volatile, loans individually evaluated for impairment have been relatively flat in recent quarters. The decline in loans collectively impaired illustrates the downward trend we are experiencing in our overall level of ALLL to gross loans.
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

	Total Past Due and Nonaccrual
	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Commercial and agricultural	$1,709	$2,407	$4,017	$4,805	$3,904
Residential real estate	2,030	2,995	2,965	4,181	4,011
Consumer	60	126	106	138	134
Total	$3,799	$5,528	$7,088	$9,124	$8,049
Total past due and nonaccrual loans to gross loans	0.46%	0.67%	0.87%	1.09%	0.98%
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
We restructure debt with borrowers who, due to temporary financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of September 30, 2015 or December 31, 2014.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended September 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2015	156	$19,518	5	$940	161	$20,458
New modifications	5	2,543	2	170	7	2,713
Principal advances (payments)	—	(308)	—	(552)	—	(860)
Loans paid-off	(4)	(638)	(1)	(1)	(5)	(639)
Partial charge-offs	—	—	—	(25)	—	(25)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(1)	(190)	(1)	(190)
Transfers to accrual status	1	30	(1)	(30)	—	—
Transfers to nonaccrual status	(1)	(21)	1	21	—	—
September 30, 2015	157	$21,124	5	$333	162	$21,457

	Nine Months Ended September 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	21	4,149	4	491	25	4,640
Principal advances (payments)	—	(1,033)	—	(977)	—	(2,010)
Loans paid-off	(19)	(3,016)	(7)	(597)	(26)	(3,613)
Partial charge-offs	—	—	—	(87)	—	(87)
Balances charged-off	(1)	(39)	—	—	(1)	(39)
Transfers to OREO	—	—	(5)	(775)	(5)	(775)
Transfers to accrual status	3	292	(3)	(292)	—	—
Transfers to nonaccrual status	(3)	(160)	3	160	—	—
September 30, 2015	157	$21,124	5	$333	162	$21,457

	Three Months Ended September 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2014	162	$21,265	18	$2,927	180	$24,192
New modifications	7	266	—	—	7	266
Principal advances (payments)	—	(241)	—	34	—	(207)
Loans paid-off	(5)	(101)	(1)	(2)	(6)	(103)
Partial charge-offs	—	—	—	(75)	—	(75)
Balances charged-off	(2)	(7)	(1)	(51)	(3)	(58)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	109	(1)	(109)	—	—
Transfers to nonaccrual status	(1)	(55)	1	55	—	—
September 30, 2014	162	$21,236	16	$2,779	178	$24,015

	Nine Months Ended September 30, 2014
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	25	1,254	4	245	29	1,499
Principal advances (payments)	—	(1,323)	—	(40)	—	(1,363)
Loans paid-off	(20)	(1,371)	(3)	(90)	(23)	(1,461)
Partial charge-offs	—	(70)	—	(193)	—	(263)
Balances charged-off	(3)	(13)	(1)	(51)	(4)	(64)
Transfers to OREO	—	—	(4)	(198)	(4)	(198)
Transfers to accrual status	4	429	(4)	(429)	—	—
Transfers to nonaccrual status	(9)	(2,093)	9	2,093	—	—
September 30, 2014	162	$21,236	16	$2,779	178	$24,015
The following table summarizes our TDRs as of:

	September 30, 2015			December 31, 2014
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$20,352	$170	$20,522	$20,012	$272	$20,284	$238
Past due 30-59 days	727	—	727	804	592	1,396	(669)
Past due 60-89 days	45	—	45	115	3	118	(73)
Past due 90 days or more	—	163	163	—	1,543	1,543	(1,380)
Total	$21,124	$333	$21,457	$20,931	$2,410	$23,341	$(1,884)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2015			December 31, 2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$9,264	$9,503	$1,322	$10,222	$10,501	$1,276
Commercial other	102	113	—	715	945	4
Agricultural real estate	1,876	1,876	—	1,423	1,423	—
Agricultural other	663	663	3	66	186	—
Residential real estate senior liens	9,247	9,603	1,780	10,462	11,019	1,847
Residential real estate junior liens	134	134	27	246	246	49
Home equity lines of credit	133	433	—	153	453	46
Consumer secured	38	38	1	54	54	1
Total TDRs	21,457	22,363	3,133	23,341	24,827	3,223
Other impaired loans
Commercial real estate	237	250	—	1,009	1,195	3
Commercial other	—	—	—	83	95	—
Agricultural real estate	104	104	—	106	106	—
Agricultural other	4	4	—	—	—	—
Residential real estate senior liens	761	1,275	84	1,183	1,763	168
Residential real estate junior liens	—	—	—	19	29	4
Home equity lines of credit	—	—	—	97	197	29
Consumer secured	—	—	—	10	10	—
Total other impaired loans	1,106	1,633	84	2,507	3,395	204
Total impaired loans	$22,563	$23,996	$3,217	$25,848	$28,222	$3,427
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Nonaccrual status loans	$796	$1,530	$3,422	$4,044	$4,496
Accruing loans past due 90 days or more	—	19	173	148	164
Total nonperforming loans	796	1,549	3,595	4,192	4,660
Foreclosed assets	601	873	717	885	1,041
Total nonperforming assets	$1,397	$2,422	$4,312	$5,077	$5,701
Nonperforming loans as a % of total loans	0.10%	0.19%	0.44%	0.50%	0.57%
Nonperforming assets as a % of total assets	0.09%	0.15%	0.27%	0.33%	0.37%
After a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance. Total nonperforming loans continue to improve with current levels reflecting historic lows.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	September 30 2015	December 31 2014
Commercial and agricultural	$256	$1,995
Residential real estate	77	262
Consumer	—	153
Total	$333	$2,410
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of September 30, 2015.
We believe that the level of the ALLL is appropriate as of September 30, 2015. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.
Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2015	2014	$	%
Service charges and fees
ATM and debit card fees	$708	$538	$170	31.60%
NSF and overdraft fees	492	565	(73)	(12.92)%
Freddie Mac servicing fee	179	178	1	0.56%
Service charges on deposit accounts	88	92	(4)	(4.35)%
Net OMSR income (loss)	(34)	(41)	7	N/M
All other	35	34	1	2.94%
Total service charges and fees	1,468	1,366	102	7.47%
Net gain on sale of mortgage loans	157	170	(13)	(7.65)%
Earnings on corporate owned life insurance policies	188	182	6	3.30%
Net gains (losses) on sale of AFS securities	—	97	(97)	(100.00)%
Other
Trust and brokerage advisory fees	538	506	32	6.32%
Corporate Settlement Solutions joint venture	399	(180)	579	N/M
Other	351	75	276	368.00%
Total other	1,288	401	887	221.20%
Total noninterest income	$3,101	$2,216	$885	39.94%

	Nine Months Ended September 30
			Change
	2015	2014	$	%
Service charges and fees
ATM and debit card fees	$1,798	$1,559	$239	15.33%
NSF and overdraft fees	1,392	1,630	(238)	(14.60)%
Freddie Mac servicing fee	538	541	(3)	(0.55)%
Service charges on deposit accounts	258	267	(9)	(3.37)%
Net OMSR income (loss)	(61)	22	(83)	(377.27)%
All other	99	101	(2)	(1.98)%
Total service charges and fees	4,024	4,120	(96)	(2.33)%
Net gain on sale of mortgage loans	472	436	36	8.26%
Earnings on corporate owned life insurance policies	570	556	14	2.52%
Net gains (losses) on sale of AFS securities	—	97	(97)	(100.00)%
Other
Trust and brokerage advisory fees	1,640	1,532	108	7.05%
Corporate Settlement Solutions joint venture	518	(117)	635	N/M
Other	634	275	359	130.55%
Total other	2,792	1,690	1,102	65.21%
Total noninterest income	$7,858	$6,899	$959	13.90%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees increased during 2015 as a result of marketing incentives. While we do not anticipate significant changes to our ATM and debit fees, we do expect that fees will continue to increase in the remainder of 2015 as the usage of ATM and debit cards continues to increase.

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate fees to continue to decline for the remainder of 2015.

•
Offering rates on residential mortgage loans, as well as the decline in loan demand, have been the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). Mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity is anticipated to increase as a result of our various initiatives to drive growth. As such, we anticipate increases in origination volumes and in turn, gains on sale of mortgage loans.

•
The increase in earnings from our Corporate Settlement Solutions joint venture during 2015 can be attributed to two initiatives - expansion of national sales and maintaining consistent margins with the increased sales volume. Income for the remainder of 2015 is expected to continue to increase.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2015	2014	$	%
Compensation and benefits
Employee salaries	$4,298	$4,026	$272	6.76%
Employee benefits	1,323	1,148	175	15.24%
Total compensation and benefits	5,621	5,174	447	8.64%
Furniture and equipment
Service contracts	780	660	120	18.18%
Depreciation	473	485	(12)	(2.47)%
ATM and debit card fees	232	188	44	23.40%
All other	26	15	11	73.33%
Total furniture and equipment	1,511	1,348	163	12.09%
Occupancy
Outside services	167	168	(1)	(0.60)%
Depreciation	180	175	5	2.86%
Utilities	130	128	2	1.56%
Property taxes	135	131	4	3.05%
All other	116	95	21	22.11%
Total occupancy	728	697	31	4.45%
Other
FDIC insurance premiums	204	196	8	4.08%
Director fees	204	191	13	6.81%
Audit and related fees	189	185	4	2.16%
Donations and community relations	155	391	(236)	(60.36)%
Marketing costs	124	121	3	2.48%
Education and travel	90	154	(64)	(41.56)%
Printing and supplies	111	89	22	24.72%
Postage and freight	94	105	(11)	(10.48)%
Legal fees	121	88	33	37.50%
Consulting fees	122	96	26	27.08%
Loan underwriting fees	98	83	15	18.07%
All other	660	596	64	10.74%
Total other	2,172	2,295	(123)	(5.36)%
Total noninterest expenses	$10,032	$9,514	$518	5.44%

	Nine Months Ended September 30
			Change
	2015	2014	$	%
Compensation and benefits
Employee salaries	$12,623	$12,114	$509	4.20%
Employee benefits	3,797	3,931	(134)	(3.41)%
Total compensation and benefits	16,420	16,045	375	2.34%
Furniture and equipment
Service contracts	2,220	1,871	349	18.65%
Depreciation	1,390	1,379	11	0.80%
ATM and debit card fees	564	542	22	4.06%
All other	77	43	34	79.07%
Total furniture and equipment	4,251	3,835	416	10.85%
Occupancy
Outside services	542	543	(1)	(0.18)%
Depreciation	535	523	12	2.29%
Utilities	404	403	1	0.25%
Property taxes	400	396	4	1.01%
All other	240	250	(10)	(4.00)%
Total occupancy	2,121	2,115	6	0.28%
Other
FDIC insurance premiums	619	619	—	—
Director fees	608	569	39	6.85%
Audit and related fees	535	505	30	5.94%
Donations and community relations	412	606	(194)	(32.01)%
Marketing costs	350	360	(10)	(2.78)%
Education and travel	311	418	(107)	(25.60)%
Printing and supplies	309	278	31	11.15%
Postage and freight	284	303	(19)	(6.27)%
Legal fees	273	248	25	10.08%
Consulting fees	264	263	1	0.38%
Loan underwriting fees	248	270	(22)	(8.15)%
All other	1,725	1,866	(141)	(7.56)%
Total other	5,938	6,305	(367)	(5.82)%
Total noninterest expenses	$28,730	$28,300	$430	1.52%
Significant changes in noninterest expenses are detailed below:

•	The decline in employee benefits is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to remain at current levels for the remainder of 2015.

•
Service contracts include approximately $147 of conversion related costs incurred as a result of our recent branch acquisitions. Additional costs related to these acquisitions are not expected to be significant during the remainder of 2015.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is funded by discretionary donations. The affiliated foundation provides centralized oversight for donations to organizations that benefit our communities. Included in Donations and community relations expense are discretionary donations to the foundation of $0 and $250 for the nine month periods ended September 30, 2015 and 2014, respectively.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	September 30 2015	December 31 2014	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$18,322	$19,906	$(1,584)	(7.96)%
AFS securities
Amortized cost of AFS securities	619,834	561,893	57,941	10.31%
Unrealized gains (losses) on AFS securities	8,778	5,641	3,137	55.61%
AFS securities	628,612	567,534	61,078	10.76%
Mortgage loans AFS	831	901	(70)	(7.77)%
Loans
Gross loans	833,347	833,582	(235)	(0.03)%
Less allowance for loan and lease losses	8,200	10,100	(1,900)	(18.81)%
Net loans	825,147	823,482	1,665	0.20%
Premises and equipment	28,353	25,881	2,472	9.55%
Corporate owned life insurance policies	26,222	25,152	1,070	4.25%
Accrued interest receivable	6,992	5,851	1,141	19.50%
Equity securities without readily determinable fair values	22,341	20,076	2,265	11.28%
Goodwill and other intangible assets	48,875	46,128	2,747	5.96%
Other assets	13,555	14,632	(1,077)	(7.36)%
TOTAL ASSETS	$1,619,250	$1,549,543	$69,707	4.50%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,128,003	$1,074,484	$53,519	4.98%
Borrowed funds	297,610	289,709	7,901	2.73%
Accrued interest payable and other liabilities	10,639	10,756	(117)	(1.09)%
Total liabilities	1,436,252	1,374,949	61,303	4.46%
Shareholders’ equity	182,998	174,594	8,404	4.81%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,250	$1,549,543	$69,707	4.50%
The following table outlines the changes in loans:

	September 30 2015	December 31 2014	$ Change	% Change (unannualized)
Commercial	$433,069	$431,961	$1,108	0.26%
Agricultural	116,293	104,721	11,572	11.05%
Residential real estate	249,850	264,595	(14,745)	(5.57)%
Consumer	34,135	32,305	1,830	5.66%
Total	$833,347	$833,582	$(235)	(0.03)%
The following table displays loan balances as of:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Commercial	$433,069	$430,981	$418,311	$431,961	$416,824
Agricultural	116,293	113,134	107,299	104,721	101,795
Residential real estate	249,850	250,208	257,516	264,595	271,033
Consumer	34,135	34,279	32,342	32,305	32,647
Total	$833,347	$828,602	$815,468	$833,582	$822,299

While competition for commercial loans continues to be strong, we experienced growth in this segment of the portfolio during the third quarter of 2015 and anticipate continued growth in the remainder of 2015. Residential real estate loans were relatively flat and we anticipate growth in the remainder of 2015 as a result of initiatives designed to increase loan volume and the number of originations.
The following table outlines the changes in deposits:

	September 30 2015	December 31 2014	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$181,782	$181,826	$(44)	(0.02)%
Interest bearing demand deposits	197,476	190,984	6,492	3.40%
Savings deposits	316,590	261,412	55,178	21.11%
Certificates of deposit	328,806	339,824	(11,018)	(3.24)%
Brokered certificates of deposit	76,948	72,134	4,814	6.67%
Internet certificates of deposit	26,401	28,304	(1,903)	(6.72)%
Total	$1,128,003	$1,074,484	$53,519	4.98%
The following table displays deposit balances as of:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Noninterest bearing demand deposits	$181,782	$182,259	$176,160	$181,826	$175,634
Interest bearing demand deposits	197,476	193,680	197,364	190,984	192,211
Savings deposits	316,590	278,105	286,741	261,412	269,475
Certificates of deposit	328,806	330,226	333,554	339,824	341,153
Brokered certificates of deposit	76,948	78,853	76,671	72,134	74,132
Internet certificates of deposit	26,401	27,346	28,165	28,304	29,285
Total	$1,128,003	$1,090,469	$1,098,655	$1,074,484	$1,081,890
Deposit demand continues to be driven by non-contractual deposits while certificates of deposit gradually decline. We anticipate this trend to continue in future periods. Our significant growth in savings deposits during the third quarter is the result of our recent branch acquisitions and without these deposits, total deposits would have declined. We look to retain and attract new customers with the recent branch acquisitions to provide growth in deposits in future periods.
The current interest rate environment has made it almost impossible to increase net interest income without increasing earning assets. As deposit growth outpaced loan demand in recent periods, we deployed funds from deposit growth into purchases of AFS securities to provide additional interest income. In addition to utilizing deposits, we have also utilized borrowings and brokered deposits to fund earning assets. We anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
Government sponsored enterprises	$24,368	$24,203	$24,397	$24,136	$23,917
States and political subdivisions	232,374	216,647	222,479	215,345	223,545
Auction rate money market preferred	2,707	2,719	2,775	2,619	2,863
Preferred stocks	3,192	3,230	6,324	6,140	6,173
Mortgage-backed securities	234,258	210,194	201,997	166,926	170,767
Collateralized mortgage obligations	131,713	138,325	147,236	152,368	147,815
Total	$628,612	$595,318	$605,208	$567,534	$575,080

The following table displays borrowed funds balances as of:

	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014
FHLB advances	$215,000	$240,000	$217,000	$192,000	$182,000
Securities sold under agreements to repurchase without stated maturity dates	69,510	67,599	66,321	95,070	89,535
Securities sold under agreements to repurchase with stated maturity dates	—	—	—	439	1,203
Federal funds purchased	13,100	—	—	2,200	17,700
Total	$297,610	$307,599	$283,321	$289,709	$290,438
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 142,388 shares or $3,310 of common stock during the first nine months of 2015, as compared to 122,261 shares or $2,845 of common stock during the same period in 2014. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $425 and $382 during the nine month periods ended September 30, 2015 and 2014, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 153,329 shares or $3,588 of common stock compared to 110,680 shares for $2,550 during the first nine months of 2015 and 2014, respectively. As of September 30, 2015, we were authorized to repurchase up to an additional 198,436 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.54% as of September 30, 2015.
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

	September 30 2015	December 31 2014	Required
Common equity tier 1 capital	13.36%	N/A	4.50%

Tier 1 capital	13.36%	14.08%	6.00%
Tier 2 capital	0.83%	1.10%	2.00%
Total Capital	14.19%	15.18%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At September 30, 2015, the Bank exceeded these minimum capital requirements.

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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2015	December 31 2014
Unfunded commitments under lines of credit	$130,146	$116,935
Commercial and standby letters of credit	2,727	4,985
Commitments to grant loans	40,162	13,988
Total	$173,035	$135,908
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
Our primary sources of liquidity are cash and cash equivalents and AFS securities. These categories totaled $646,934 or 39.95% of assets as of September 30, 2015 as compared to $587,440 or 37.91% as of December 31, 2014. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2015, we had available lines of credit of $140,938.
The following table summarizes our sources and uses of cash for the nine month periods ended September 30:

	2015	2014	$ Variance
Net cash provided by (used in) operating activities	$6,725	$12,040	$(5,315)
Net cash provided by (used in) investing activities	(63,756)	(72,254)	8,498
Net cash provided by (used in) financing activities	55,447	44,187	11,260
Increase (decrease) in cash and cash equivalents	(1,584)	(16,027)	14,443
Cash and cash equivalents January 1	19,906	41,558	(21,652)
Cash and cash equivalents September 30	$18,322	$25,531	$(7,209)
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

Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2015, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following tables summarize our interest rate sensitivity for the 12 and 24 months as of:

	September 30, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.76)%	0.15%	0.22%	(0.77)%	(1.83)%	(1.67)%	0.18%	1.13%	0.44%	(0.39)%

	December 31, 2014
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.66)%	0.29%	0.45%	(3.18)%	(4.39)%	(1.83)%	0.25%	1.04%	(2.70)%	(3.98)%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2015 and December 31, 2014. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	September 30, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,247	$100	$—	$—	$—	$—	$1,347	$1,346
Average interest rates	0.19%	0.35%	—	—	—	—	0.21%
AFS securities	$166,350	$100,673	$76,077	$65,786	$67,401	$152,325	$628,612	$628,612
Average interest rates	2.03%	2.27%	2.18%	2.27%	2.38%	2.39%	2.24%
Fixed interest rate loans (1)	$114,549	$122,992	$110,203	$83,248	$84,135	$155,614	$670,741	$662,830
Average interest rates	4.86%	4.47%	4.28%	4.39%	4.20%	4.30%	4.42%
Variable interest rate loans (1)	$61,361	$21,067	$28,260	$14,065	$15,987	$21,866	$162,606	$162,606
Average interest rates	4.73%	3.91%	4.00%	3.37%	3.40%	3.63%	4.10%
Rate sensitive liabilities
Borrowed funds	$137,610	$30,000	$40,000	$40,000	$10,000	$40,000	$297,610	$301,410
Average interest rates	0.48%	1.95%	2.35%	2.35%	1.98%	2.67%	1.48%
Savings and NOW accounts	$128,827	$37,344	$33,412	$29,915	$26,805	$257,763	$514,066	$514,066
Average interest rates	0.41%	0.11%	0.11%	0.11%	0.11%	0.10%	0.18%
Fixed interest rate certificates of deposit	$191,097	$94,897	$69,775	$25,709	$29,428	$19,638	$430,544	$429,566
Average interest rates	0.94%	1.33%	1.30%	1.42%	1.58%	1.83%	1.20%
Variable interest rate certificates of deposit	$1,183	$428	$—	$—	$—	$—	$1,611	$1,611
Average interest rates	0.51%	0.40%	—	—	—	—	0.48%

	December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,748	$—	$100	$—	$—	$—	$1,848	$1,847
Average interest rates	0.36%	—	0.35%	—	—	—	0.36%
AFS securities	$109,261	$93,324	$80,147	$53,017	$47,112	$184,673	$567,534	$567,534
Average interest rates	2.22%	2.26%	2.32%	2.39%	2.46%	2.62%	2.41%
Fixed interest rate loans (1)	$119,028	$98,865	$128,954	$91,854	$71,293	$151,156	$661,150	$655,017
Average interest rates	4.90%	4.83%	4.53%	4.32%	4.47%	4.25%	4.54%
Variable interest rate loans (1)	$71,435	$26,938	$19,836	$13,929	$14,706	$25,588	$172,432	$172,432
Average interest rates	4.46%	3.97%	3.95%	3.39%	3.37%	4.01%	4.08%
Rate sensitive liabilities
Borrowed funds	$139,709	$10,000	$30,000	$40,000	$20,000	$50,000	$289,709	$293,401
Average interest rates	0.33%	2.15%	1.95%	2.35%	3.11%	2.53%	1.41%
Savings and NOW accounts	$40,395	$36,417	$32,717	$29,423	$26,487	$286,957	$452,396	$452,396
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$216,852	$74,722	$56,391	$50,550	$22,901	$17,723	$439,139	$439,841
Average interest rates	0.96%	1.66%	1.47%	1.31%	1.48%	1.77%	1.25%
Variable interest rate certificates of deposit	$653	$470	$—	$—	$—	$—	$1,123	$1,123
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2015, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on September 23, 2015, to allow for the repurchase of an additional 200,000 shares of common stock after that date. These authorizations do not have expiration dates. As common shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued common shares.
The following table provides information for the three month period ended September 30, 2015, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				77,873
July 1 - 31	25,977	$24.18	25,977	51,896
August 1 - 31	25,379	23.25	25,379	26,517
September 1 - 22	15,000	23.80	15,000	11,517
Additional Authorization (200,000 shares)				211,517
September 23 - 30	13,081	23.62	13,081	198,436
Balance, September 30	79,437	$23.72	79,437	198,436
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

Isabella Bank Corporation

Date:	November 5, 2015	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2015	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)