Form 10-K
period 2015-12-31
ISABELLA BANK CORP
filed 2016-03-14
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $185,183,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,804,287 as of March 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 3, 2016	Part III

ISABELLA BANK CORPORATION
ANNUAL REPORT ON FORM 10-K

Forward Looking Statements
This report contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward looking statements to be covered by the safe harbor provisions for forward looking statements contained in the Private Securities Litigation Reform Act of 1995, and are included in this statement for purposes of these safe harbor provisions. Forward looking statements, which are based on certain assumptions and describe future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, monetary and fiscal policy, the quality or composition of the loan or investment portfolios, demand for loan products, fluctuation in the value of collateral securing our loan portfolio, deposit flows, competition, demand for financial services in our market area, and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our consolidated financial results, is included in our filings with the SEC.
Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Annual Report on Form 10-K or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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
FTE: Fully taxable equivalent

Restatement of Previously Filed Reports (Dollars in thousands)
Overview of Restatement
In this Annual Report on Form 10-K, certain prior period financial information has been restated due to an accounting correction. Impacted sections of this report include:

1.	Selected Financial Data in Item 6 for the years ended December 31, 2014, 2013, 2012, and 2011;

2.	Management’s Discussion and Analysis in Item 7 as it relates to the years ended December 31, 2014, 2013, 2012, and 2011 and interim periods ended September 30, 2015, June 30, 2015, and March 31, 2015;

3.	Financial Statements in Item 8:

a.
Consolidated Balance Sheet as of December 31, 2014, Consolidated Statements of Income for the years ended December 31, 2014 and 2013, and Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

b.	Notes to Consolidated Financial Statements as of, and for the years ended, December 31, 2014 and 2013.
Background of Restatement
The necessary restatement was identified by management in the fourth quarter of 2015 during the course of our preparation of the consolidated financial statements and evaluation of financial results as of and for the year ended December 31, 2015. The restatements relate to the accounting for deferred costs associated with originating loans (under ASC 310-20) and the proper classification of the net deferred costs recorded in gross loans within the consolidated balance sheets and as a deferral of compensation expenses within the consolidated statements of income. Prior to December 31, 2015, loan origination cost deferrals (under ASC 310-20) were reported in loan interest and fee income instead of as a reduction of compensation and benefits, which is included in other noninterest expenses. Additionally, net deferred asset balances (under ASC 310-20) prior to December 31, 2015 were reported in other assets on the consolidated balance sheets instead of reported in gross loans. Amortization of the net deferred asset balance was recognized appropriately in loan interest and fee income.
Impact of Restatement
The overall impact of the restatement on our consolidated financial position and results of operations is not believed to be material and as such, previously filed Annual Reports on Form 10-K and Quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. The determination of materiality was, in part, concluded based on the following observations:

•	No impact to net income for any prior periods;

•	No impact to earnings per share, other stock data, or dividend data for any prior periods;

•	No impact on total assets for any prior periods; and

•	No impact on retained earnings or total equity for any prior periods.
The impact to the consolidated balance sheet as of December 31, 2014 was a $2,968 increase in gross loans and a $2,968 decline in other assets. There were no other changes to the consolidated balance sheets for any prior periods.

The following table sets forth the effects of the restatement on items within the Consolidated Statements of Income. Since the restatement did not impact net income, pre-tax and adjustments net of tax are not included.

	December 31, 2014		December 31, 2013
	Previously Reported	Restated	Previously Reported	Restated
Interest income
Loans, including fees	$39,432	$36,629	$41,233	$37,575
All other interest income	14,519	14,519	12,843	12,843
Total interest income	53,951	51,148	54,076	50,418
Total interest expense	9,970	9,970	11,021	11,021
Net interest income	43,981	41,178	43,055	39,397
Provision for loan losses	(668)	(668)	1,111	1,111
Net interest income after provision for loan losses	44,649	41,846	41,944	38,286
Total noninterest income	9,325	9,325	10,175	10,175
Noninterest expenses
Compensation and benefits	21,305	18,502	21,465	17,807
All other noninterest expenses	16,601	16,601	15,948	15,948
Total noninterest expenses	37,906	35,103	37,413	33,755
Federal income tax expense	2,344	2,344	2,196	2,196
Net income	$13,724	$13,724	$12,510	$12,510
As demonstrated above, loan interest and fee income and compensation and benefits were reduced by $2,803 and $3,658 during the years ended December 31, 2014 and 2013, respectively.
All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

PART I
Item 1. Business. (Dollars in thousands)
General
Isabella Bank Corporation is a registered financial services holding company that was incorporated in September 1988 under Michigan law. The Corporation's sole subsidiary, Isabella Bank, has 29 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and five colleges and universities.
As used in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 8. Financial Statements and Supplementary Data, references to "the Corporation," “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refer to Isabella Bank Corporation’s subsidiary, Isabella Bank.
Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2015, 2014, and 2013 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.
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
As of December 31, 2015, we had 374 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2015 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
The value of investment securities may be negatively impacted by fluctuations in the market
A volatile, illiquid market or decline in credit quality could require us to recognize an OTTI loss related to the investment securities held in our portfolio. We consider many factors in determining whether an OTTI exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, and the probability that the issuer will be unable to pay the amount when due. The presence of these factors could lead to impairment charges. These risks are mitigated by the fact that we assert that we do not intend to sell the security in an unrealized loss position and it is more likely than not that we will not have to sell the security before recovery of its cost basis.
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

We may face pressure from purchasers of our residential mortgage loans to repurchase loans sold or reimburse purchasers for losses related to such loans
We generally sell the fixed rate long term residential mortgage loans we originate to the secondary market. In response to the recent economic downturn, the purchasers of residential mortgage loans, such as government sponsored entities, increased their efforts to require sellers of residential mortgage loans to either repurchase loans previously sold, or reimburse the purchasers for losses incurred on foreclosed loans due to actual or alleged failure to strictly conform to the terms of the contract.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated by state and federal regulation that governs almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the appropriateness of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defending our business and may lead to penalties.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or otherwise
As part of our business, we collect and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place for our facilities and systems, and the security measures of our third party service providers, we may be vulnerable to cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Risks related to cybersecurity continue to evolve within the industry. We continually review and monitor information and data related to cybersecurity to detect and mitigate attacks. A cyber attack could disrupt our operations and have a material adverse effect on our business. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.
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
Disruption of infrastructure
Our operations depend upon our technological and physical infrastructure, including our equipment and facilities. Extended disruption of our vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking and viruses, or other events outside of our control, could have a significant impact on our operations. We have developed and tested disaster recovery plans, which provide detailed instructions covering all significant aspects of our operations.
Anti-takeover provisions
Our articles of incorporation include anti-takeover provisions that require a two-thirds majority vote to approve a sale of the Corporation. Additionally, changes to our articles of incorporation must be approved by a two-thirds majority vote of our shareholders. These provisions may make our stock less attractive to potential shareholders.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 29 branches, an operations center, a mortgage operations center, and a previous main office building. Our facilities current, planned, and best use is for conducting our current activities, with the exception of approximately 75% of our previous main office location and approximately 25% of the building that houses our mortgage processing operations which are leased to non-related parties. We continually monitor and assess the need for expansion and/or improvement for all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
Item 3. Legal Proceedings.
We are not involved in any material legal proceedings. We are involved in ordinary, routine litigation incidental to our business; however, no such routine proceedings are expected to result in any material adverse effect on our consolidated operations, earnings, financial condition, or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,799,867 shares are issued and outstanding as of December 31, 2015. As of that date, there were 3,044 shareholders of record.
Our common stock is traded in the over-the-counter market.  Our common stock is quoted on the OTCQX market tier of the OTC Markets Group Inc.’s ("OTC Markets") electronic quotation system (www.otcmarkets.com) under the symbol “ISBA”.  Other trades in our common stock occur in privately negotiated transactions from time-to-time of which we may have little or no information.
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

	Number of Common Shares	Sale Price
		Low	High
2015
First Quarter	81,754	$22.00	$23.50
Second Quarter	94,019	22.70	23.80
Third Quarter	143,183	22.75	23.85
Fourth Quarter	109,276	23.50	29.90
	428,232
2014
First Quarter	79,719	$22.25	$23.94
Second Quarter	72,142	22.44	23.50
Third Quarter	94,422	21.73	24.00
Fourth Quarter	67,771	22.10	23.99
	314,054
The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2015	2014
First Quarter	$0.23	$0.22
Second Quarter	0.23	0.22
Third Quarter	0.24	0.22
Fourth Quarter	0.24	0.23
Total	$0.94	$0.89
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on September 23, 2015, to allow for the repurchase of an additional 200,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the unaudited three month period ended December 31, 2015, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				198,436
October 1 - 31	22,923	$24.21	22,923	175,513
November 1 - 30	12,362	25.89	12,362	163,151
December 1 - 31	4,493	26.93	4,493	158,658
Balance, December 31	39,778	$25.04	39,778	158,658
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation's common stock and each index was $100 at December 31, 2010 and all dividends are reinvested.

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2010	$100.00	$100.00	$100.00
12/31/2011	142.50	99.23	89.54
12/31/2012	135.30	116.79	106.15
12/31/2013	153.50	163.38	150.00
12/31/2014	150.50	187.43	157.22
12/31/2015	207.70	200.70	170.99

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2015	2014	2013	2012	2011
INCOME STATEMENT DATA
Interest income	$51,502	$51,148	$50,418	$53,123	$55,590
Interest expense	10,163	9,970	11,021	13,423	16,203
Net interest income	41,339	41,178	39,397	39,700	39,387
Provision for loan losses	(2,771)	(668)	1,111	2,300	3,826
Noninterest income	10,359	9,325	10,175	11,530	8,218
Noninterest expenses	36,051	35,103	33,755	34,361	32,215
Federal income tax expense	3,288	2,344	2,196	2,363	1,354
Net Income	$15,130	$13,724	$12,510	$12,206	$10,210
PER SHARE
Basic earnings	$1.95	$1.77	$1.63	$1.61	$1.35
Diluted earnings	$1.90	$1.74	$1.59	$1.56	$1.31
Dividends	$0.94	$0.89	$0.84	$0.80	$0.76
Tangible book value*	$17.30	$16.59	$15.62	$14.72	$13.90
Quoted market value
High	$29.90	$24.00	$26.00	$24.98	$24.45
Low	$22.00	$21.73	$21.12	$21.75	$17.10
Close*	$29.90	$22.50	$23.85	$21.75	$23.70
Common shares outstanding*	7,799,867	7,776,274	7,723,023	7,671,846	7,589,226
PERFORMANCE RATIOS
Return on average total assets	0.95%	0.90%	0.86%	0.88%	0.79%
Return on average shareholders' equity	8.33%	8.06%	7.67%	7.60%	6.74%
Return on average tangible shareholders' equity	11.46%	10.80%	10.71%	11.41%	10.30%
Net interest margin yield (FTE)	3.10%	3.24%	3.22%	3.43%	3.67%
BALANCE SHEET DATA*
Gross loans	$850,492	$836,550	$810,777	$774,627	$751,610
AFS securities	$660,136	$567,534	$512,062	$504,010	$425,120
Total assets	$1,668,112	$1,549,543	$1,493,137	$1,430,639	$1,337,925
Deposits	$1,164,563	$1,074,484	$1,043,766	$1,017,667	$958,164
Borrowed funds	$309,732	$289,709	$279,326	$241,001	$216,136
Shareholders' equity	$183,971	$174,594	$160,609	$164,489	$154,783
Gross loans to deposits	73.03%	77.86%	77.68%	76.12%	78.44%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$287,029	$288,639	$293,665	$303,425	$302,636
Assets managed by our Investment and Trust Services Department	$405,109	$383,878	$351,420	$319,301	$297,393
Total assets under management	$2,360,250	$2,222,060	$2,138,222	$2,053,365	$1,937,954
ASSET QUALITY*
Nonperforming loans to gross loans	0.09%	0.50%	0.42%	1.00%	0.95%
Nonperforming assets to total assets	0.07%	0.33%	0.32%	0.68%	0.67%
ALLL to gross loans	0.87%	1.21%	1.42%	1.54%	1.65%
CAPITAL RATIOS*
Shareholders' equity to assets	11.03%	11.27%	10.76%	11.50%	11.57%
Tier 1 leverage	8.52%	8.59%	8.46%	8.29%	8.18%
Common equity tier 1 capital	13.24%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	13.24%	14.08%	13.68%	13.24%	12.93%
Total risk-based capital	13.96%	15.19%	14.93%	14.49%	14.18%
* At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2015	September 30 2015	June 30 2015	March 31 2015	December 31 2014	September 30 2014	June 30 2014	March 31 2014
Total interest income	$13,023	$12,967	$12,759	$12,753	$13,030	$12,800	$12,625	$12,693
Total interest expense	2,577	2,580	2,518	2,488	2,504	2,498	2,468	2,500
Net interest income	10,446	10,387	10,241	10,265	10,526	10,302	10,157	10,193
Provision for loan losses	(772)	(738)	(535)	(726)	(64)	(162)	(200)	(242)
Noninterest income	2,501	3,101	2,629	2,128	2,426	2,216	2,434	2,249
Noninterest expenses	9,885	9,161	8,330	8,675	8,923	8,831	8,534	8,815
Federal income tax expense	538	1,002	977	771	648	444	692	560
Net income	$3,296	$4,063	$4,098	$3,673	$3,445	$3,405	$3,565	$3,309
PER SHARE
Basic earnings	$0.43	$0.52	$0.53	$0.47	$0.44	$0.44	$0.46	$0.43
Diluted earnings	0.41	0.51	0.52	0.46	0.44	0.43	0.45	0.42
Dividends	0.24	0.24	0.23	0.23	0.23	0.22	0.22	0.22
Quoted Market value*	29.90	23.69	23.75	22.90	22.50	23.60	22.95	23.00
Tangible book value*	17.30	17.06	17.17	16.84	16.59	16.33	16.08	15.82
* At end of period
Reclassifications and Restatements: Certain amounts previously reported in the Results of Operations section of this report have been either reclassified or restated to conform with the 2015 presentation. For a complete overview on restatements impacting the Results of Operations, see pages 4 and 52 of this report.

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
Executive Summary
We reported record net income of $15,130 and earnings per common share of $1.95 for the year ended December 31, 2015. Our continued strong earnings have primarily been the result of increased interest income and continued improvement in credit quality. The improvement in credit quality resulted in a decline in the level of the ALLL in both amount and as a percentage of gross loans, resulting in a reversal of provision for loan losses of $2,771 for the year ended December 31, 2015. Net loan recoveries during 2015 were $71 as compared to net loan charge-offs $732 in 2014. Additionally, we continue to see reductions in loans classified as less than satisfactory.
During the year, total assets grew by 7.65% to $1,668,112, and assets under management increased to $2,360,250 which includes loans sold and serviced and assets managed by our Investment and Trust Services Department of $692,138. In 2015, we had total loan growth of $13,942 which was driven by commercial and agricultural loan growth of $26,301. This was partially offset by declines in both residential real estate and consumer loans of $12,359 as new loan originations were less than principal payments by borrowers.
We increased our AFS securities portfolio by $92,602 during 2015 to continue providing growth in our balance sheet to increase interest income. Our net yield on interest earning assets of 3.10% remains at historically low levels. While we expect the Federal Reserve Bank to increase short term interest rates in 2016, we do not anticipate any significant improvements in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. Net interest income will increase only through continued growth in loans, investments, and other income earning assets. We are committed to increasing earnings and dedicated to providing long term sustainable growth to enable us to increase shareholder value.
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

Recent Legislation
The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, the Dodd-Frank Act, and the JOBS Act, have already had, and are expected to continue to have, a negative impact on our operating results. Of these four acts, the Dodd-Frank Act has had the most significant impact. The Dodd-Frank Act established the CFPB which has made significant changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. New regulations issued by the CFPB regarding consumer lending, including residential mortgage lending, have increased our compensation and outside advisor costs and this trend is expected to continue.
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
Reclassifications and Restatements: Certain amounts previously reported in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this report have been either reclassified or restated to conform with the 2015 presentation. For a complete overview on restatements impacting Management's Discussion and Analysis of Financial Condition and Results of Operations, see pages 4 and 52 of this report.
Other
We have not received any notices of regulatory actions as of February 19, 2016.
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

	Year Ended December 31
	2015			2014			2013
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$829,903	$35,853	4.32%	$816,105	$36,629	4.49%	$792,430	$37,575	4.74%
Taxable investment securities	395,981	9,053	2.29%	357,250	8,092	2.27%	335,575	7,228	2.15%
Nontaxable investment securities	205,242	9,870	4.81%	194,751	9,877	5.07%	165,774	8,294	5.00%
Other	25,947	600	2.31%	25,784	519	2.01%	28,306	502	1.77%
Total earning assets	1,457,073	55,376	3.80%	1,393,890	55,117	3.95%	1,322,085	53,599	4.05%
NONEARNING ASSETS
Allowance for loan losses	(9,275)			(10,973)			(11,877)
Cash and demand deposits due from banks	17,925			18,552			18,162
Premises and equipment	26,968			25,957			25,993
Accrued income and other assets	98,805			94,754			94,077
Total assets	$1,591,496			$1,522,180			$1,448,440
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$195,260	155	0.08%	$191,750	157	0.08%	$183,665	161	0.09%
Savings deposits	293,703	449	0.15%	260,469	374	0.14%	242,777	366	0.15%
Time deposits	433,409	5,246	1.21%	448,971	5,764	1.28%	456,774	6,613	1.45%
Borrowed funds	295,641	4,313	1.46%	274,080	3,675	1.34%	251,590	3,881	1.54%
Total interest bearing liabilities	1,218,013	10,163	0.83%	1,175,270	9,970	0.85%	1,134,806	11,021	0.97%
NONINTEREST BEARING LIABILITIES
Demand deposits	181,939			165,860			141,872
Other	10,001			10,773			8,752
Shareholders’ equity	181,543			170,277			163,010
Total liabilities and shareholders’ equity	$1,591,496			$1,522,180			$1,448,440
Net interest income (FTE)		$45,213			$45,147			$42,578
Net yield on interest earning assets (FTE)			3.10%			3.24%			3.22%

Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income, which includes loan fees, is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful.
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

	2015 Compared to 2014 Increase (Decrease) Due to			2014 Compared to 2013 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$612	$(1,388)	$(776)	$1,101	$(2,047)	$(946)
Taxable investment securities	885	76	961	480	384	864
Nontaxable investment securities	518	(525)	(7)	1,468	115	1,583
Other	3	78	81	(47)	64	17
Total changes in interest income	2,018	(1,759)	259	3,002	(1,484)	1,518
Changes in interest expense
Interest bearing demand deposits	3	(5)	(2)	7	(11)	(4)
Savings deposits	50	25	75	26	(18)	8
Time deposits	(195)	(323)	(518)	(111)	(738)	(849)
Borrowed funds	301	337	638	329	(535)	(206)
Total changes in interest expense	159	34	193	251	(1,302)	(1,051)
Net change in interest margin (FTE)	$1,859	$(1,793)	$66	$2,751	$(182)	$2,569
Our net yield on interest earning assets remains at historically low levels. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin yield. While we anticipate that the FRB will increase short term interest rates in 2016, we do not expect any significant change in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase as fast as those of interest earning assets. Net interest income will increase only through continued balance sheet growth.

	Average Yield / Rate for the Three Month Periods Ended:
	December 31 2015	September 30 2015	June 30 2015	March 31 2015	December 31 2014
Total earning assets	3.73%	3.79%	3.81%	3.88%	3.97%
Total interest bearing liabilities	0.83%	0.84%	0.84%	0.84%	0.85%
Net yield on interest earning assets (FTE)	3.04%	3.09%	3.11%	3.18%	3.26%

	Quarter to Date Net Interest Income (FTE)
	December 31 2015	September 30 2015	June 30 2015	March 31 2015	December 31 2014
Total interest income (FTE)	$13,970	$13,919	$13,748	$13,742	$14,019
Total interest expense	2,577	2,580	2,518	2,488	2,504
Net interest income (FTE)	$11,393	$11,339	$11,230	$11,254	$11,515
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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2015	September 30 2015	June 30 2015	March 31 2015	December 31 2014
Total charge-offs	$238	$210	$296	$160	$351
Total recoveries	210	148	231	386	115
Net loan charge-offs	28	62	65	(226)	236
Net loan charge-offs to average loans outstanding	—	0.01%	0.01%	(0.03)%	0.03%
Provision for loan losses	$(772)	$(738)	$(535)	$(726)	$(64)
Provision for loan losses to average loans outstanding	(0.09)%	(0.09)%	(0.07)%	(0.09)%	(0.01)%
ALLL	$7,400	$8,200	$9,000	$9,600	$10,100
ALLL as a % of loans at end of period	0.87%	0.98%	1.08%	1.17%	1.21%
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2015	2014	2013	2012	2011
ALLL at beginning of period	$10,100	$11,500	$11,936	$12,375	$12,373
Charge-offs
Commercial and agricultural	134	590	907	1,672	1,984
Residential real estate	397	722	1,004	1,142	2,240
Consumer	373	316	429	542	552
Total charge-offs	904	1,628	2,340	3,356	4,776
Recoveries
Commercial and agricultural	549	550	363	240	461
Residential real estate	220	197	181	122	177
Consumer	206	149	249	255	314
Total recoveries	975	896	793	617	952
Provision for loan losses	(2,771)	(668)	1,111	2,300	3,826
ALLL at end of period	7,400	10,100	11,500	11,936	12,375
Net loan charge-offs	$(71)	$732	$1,547	$2,739	$3,824
Net loan charge-offs to average loans outstanding	(0.01)%	0.09%	0.20%	0.36%	0.51%
ALLL as a% of loans at end of period	0.87%	1.21%	1.42%	1.54%	1.65%

As the level of net loans charged-off decline and credit quality indicators continue to improve, we have reduced the ALLL in both amount and as a percentage of loans. While more volatile, loans individually evaluated for impairment have been relatively flat until the 4th quarter of 2015. The decline in loans collectively impaired illustrates the downward trend we are experiencing in our overall level of ALLL to gross loans. The following table illustrates our changes within the two main components of the ALLL.

	December 31 2015	September 30 2015	June 30 2015	March 31 2015	December 31 2014
ALLL
Individually evaluated for impairment	$2,820	$3,217	$3,202	$3,361	$3,427
Collectively evaluated for impairment	4,580	4,983	5,798	6,239	6,673
Total	$7,400	$8,200	$9,000	$9,600	$10,100
ALLL to gross loans
Individually evaluated for impairment	0.33%	0.38%	0.38%	0.41%	0.41%
Collectively evaluated for impairment	0.54%	0.60%	0.70%	0.76%	0.80%
Total	0.87%	0.98%	1.08%	1.17%	1.21%
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

	Total Past Due and Nonaccrual Loans as of December 31
	2015	2014	2013	2012	2011
Commercial and agricultural	$2,247	$4,805	$3,621	$7,271	$7,420
Residential real estate	2,520	4,181	7,008	5,431	5,297
Consumer	31	138	259	199	186
Total	$4,798	$9,124	$10,888	$12,901	$12,903
Total past due and nonaccrual loans to gross loans	0.56%	1.09%	1.34%	1.67%	1.72%
Declines in past due and nonaccrual status loans during 2015 are the result of improved loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of December 31, 2015 or December 31, 2014.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the years ended December 31, 2014 and 2015:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2014	165	$24,423	15	$1,442	180	$25,865
New modifications	30	2,647	5	367	35	3,014
Principal advances (payments)	—	(1,501)	—	(254)	—	(1,755)
Loans paid-off	(32)	(2,964)	(3)	(90)	(35)	(3,054)
Partial charge-offs	—	(70)	—	(193)	—	(263)
Balances charged-off	(3)	(13)	(3)	(115)	(6)	(128)
Transfers to OREO	—	—	(5)	(338)	(5)	(338)
Transfers to accrual status	5	502	(5)	(502)	—	—
Transfers to nonaccrual status	(9)	(2,093)	9	2,093	—	—
December 31, 2014	156	20,931	13	2,410	169	23,341
New modifications	28	6,490	4	491	32	6,981
Principal advances (payments)	—	(1,205)	—	(1,002)	—	(2,207)
Loans paid-off	(26)	(5,227)	(7)	(597)	(33)	(5,824)
Partial charge-offs	—	—	—	(87)	—	(87)
Balances charged-off	(2)	(83)	—	—	(2)	(83)
Transfers to OREO	—	—	(6)	(796)	(6)	(796)
Transfers to accrual status	3	292	(3)	(292)	—	—
Transfers to nonaccrual status	(4)	(267)	4	267	—	—
December 31, 2015	155	$20,931	5	$394	160	$21,325
The following table summarizes our TDRs as of December 31:

	2015			2014			2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,550	$146	$20,696	$20,012	$272	$20,284	$21,690	$1,189	$22,879
Past due 30-59 days	357	—	357	804	592	1,396	2,158	37	2,195
Past due 60-89 days	24	—	24	115	3	118	575	—	575
Past due 90 days or more	—	248	248	—	1,543	1,543	—	216	216
Total	$20,931	$394	$21,325	$20,931	$2,410	$23,341	$24,423	$1,442	$25,865

	2012			2011
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$16,301	$941	$17,242	$16,125	$514	$16,639
Past due 30-59 days	158	561	719	1,564	344	1,908
Past due 60-89 days	72	41	113	50	85	135
Past due 90 days or more	—	1,281	1,281	—	74	74
Total	$16,531	$2,824	$19,355	$17,739	$1,017	$18,756
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2015			2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$7,619	$7,858	$818	$10,222	$10,501	$1,276
Commercial other	188	199	11	715	945	4
Agricultural real estate	3,549	3,549	—	1,423	1,423	—
Agricultural other	519	519	2	66	186	—
Residential real estate senior liens	9,155	9,457	1,851	10,462	11,019	1,847
Residential real estate junior liens	133	133	28	246	246	49
Home equity lines of credit	127	427	—	153	453	46
Consumer secured	35	35	—	54	54	1
Total TDRs	21,325	22,177	2,710	23,341	24,827	3,223
Other impaired loans
Commercial real estate	162	175	—	1,009	1,195	3
Commercial other	—	—	—	83	95	—
Agricultural real estate	—	—	—	106	106	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	841	1,308	108	1,183	1,763	168
Residential real estate junior liens	10	30	2	19	29	4
Home equity lines of credit	—	7	—	97	197	29
Consumer secured	—	—	—	10	10	—
Total other impaired loans	1,013	1,520	110	2,507	3,395	204
Total impaired loans	$22,338	$23,697	$2,820	$25,848	$28,222	$3,427
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2015	2014	2013	2012	2011
Nonaccrual status loans	$792	$4,044	$3,244	$7,303	$6,389
Accruing loans past due 90 days or more	—	148	142	428	760
Total nonperforming loans	792	4,192	3,386	7,731	7,149
Foreclosed assets	421	885	1,412	2,018	1,876
Total nonperforming assets	$1,213	$5,077	$4,798	$9,749	$9,025
Nonperforming loans as a % of total loans	0.09%	0.50%	0.42%	1.00%	0.95%
Nonperforming assets as a % of total assets	0.07%	0.33%	0.32%	0.68%	0.67%
After a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months months of continued performance. Total nonperforming loans continue to improve with current levels reflecting historic lows.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of December 31:

	2015	2014	2013	2012	2011
Commercial and agricultural	$232	$1,995	$833	$2,325	$520
Residential real estate	162	262	609	499	497
Consumer	—	153	—	—	—
Total	$394	$2,410	$1,442	$2,824	$1,017
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL”of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of December 31, 2015.
We believe that the level of the ALLL is appropriate as of December 31, 2015. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2015	2014	$	%	2013	$	%
Service charges and fees
ATM and debit card fees	$2,411	$2,084	$327	15.69%	$1,944	$140	7.20%
NSF and overdraft fees	1,855	2,156	(301)	(13.96)%	2,243	(87)	(3.88)%
Freddie Mac servicing fee	712	720	(8)	(1.11)%	737	(17)	(2.31)%
Service charges on deposit accounts	345	354	(9)	(2.54)%	373	(19)	(5.09)%
Net OMSR income (loss)	(14)	(36)	22	61.11%	269	(305)	(113.38)%
All other	128	133	(5)	(3.76)%	116	17	14.66%
Total service charges and fees	5,437	5,411	26	0.48%	5,682	(271)	(4.77)%
Net gain on sale of mortgage loans	573	514	59	11.48%	962	(448)	(46.57)%
Earnings on corporate owned life insurance policies	771	751	20	2.66%	732	19	2.60%
Net gains (losses) on sale of AFS securities	163	97	66	68.04%	171	(74)	(43.27)%
Other
Trust and brokerage advisory fees	2,161	2,069	92	4.45%	1,858	211	11.36%
Corporate Settlement Solutions joint venture	463	76	387	509.21%	143	(67)	(46.85)%
Other	791	407	384	94.35%	627	(220)	(35.09)%
Total other	3,415	2,552	863	33.82%	2,628	(76)	(2.89)%
Total noninterest income	$10,359	$9,325	$1,034	11.09%	$10,175	$(850)	(8.35)%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees increased during 2015 as a result of marketing incentives. While we do not anticipate significant changes to our ATM and debit card fees, we do expect that fees will continue to increase in 2016 as the usage of ATM and debit cards continues to increase.

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate NSF and overdraft fees in 2016 to approximate 2015 levels.

•
Offering rates on residential mortgage loans, as well as the decline in loan demand, have been the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). Mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity is anticipated to increase as a result of our various initiatives to drive growth. As such, we anticipate increases in origination volumes and in turn, an increase in gains on sale of mortgage loans.

•	We are continually analyzing our AFS securities for potential sale opportunities. These analyses identified several securities that made economic sense to sell in 2015, 2014, and 2013.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We anticipate that these fees will continue to increase in 2016.

•
The increase in earnings from our Corporate Settlement Solutions joint venture during 2015 can be attributed to their expansion of national sales and maintaining consistent margins with the increased sales volume.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2015	2014	$	%	2013	$	%
Compensation and benefits
Employee salaries	$13,760	$13,311	$449	3.37%	$12,019	$1,292	10.75%
Employee benefits	5,308	5,191	117	2.25%	5,788	(597)	(10.31)%
Total compensation and benefits	19,068	18,502	566	3.06%	17,807	695	3.90%
Furniture and equipment
Service contracts	2,932	2,542	390	15.34%	2,277	265	11.64%
Depreciation	1,949	1,850	99	5.35%	1,889	(39)	(2.06)%
ATM and debit card fees	742	722	20	2.77%	710	12	1.69%
All other	116	59	57	96.61%	69	(10)	(14.49)%
Total furniture and equipment	5,739	5,173	566	10.94%	4,945	228	4.61%
Occupancy
Depreciation	728	701	27	3.85%	667	34	5.10%
Outside services	701	718	(17)	(2.37)%	671	47	7.00%
Utilities	528	524	4	0.76%	502	22	4.38%
Property taxes	526	515	11	2.14%	499	16	3.21%
All other	351	340	11	3.24%	314	26	8.28%
Total occupancy	2,834	2,798	36	1.29%	2,653	145	5.47%
Other
Director fees	827	775	52	6.71%	819	(44)	(5.37)%
Audit and related fees	821	809	12	1.48%	738	71	9.62%
FDIC insurance premiums	813	842	(29)	(3.44)%	1,082	(240)	(22.18)%
Donations and community relations	808	1,004	(196)	(19.52)%	715	289	40.42%
Marketing costs	491	427	64	14.99%	416	11	2.64%
Legal fees	464	320	144	45.00%	359	(39)	(10.86)%
Education and travel	442	625	(183)	(29.28)%	502	123	24.50%
Printing and supplies	405	367	38	10.35%	396	(29)	(7.32)%
Postage and freight	377	397	(20)	(5.04)%	387	10	2.58%
Consulting fees	364	349	15	4.30%	315	34	10.79%
Loan underwriting fees	347	361	(14)	(3.88)%	423	(62)	(14.66)%
State taxes	218	171	47	27.49%	140	31	22.14%
Amortization of deposit premium	169	183	(14)	(7.65)%	221	(38)	(17.19)%
Other losses	150	250	(100)	(40.00)%	109	141	129.36%
Foreclosed asset and collection	53	122	(69)	(56.56)%	211	(89)	(42.18)%
All other	1,661	1,628	33	2.03%	1,517	111	7.32%
Total other	8,410	8,630	(220)	(2.55)%	8,350	280	3.35%
Total noninterest expenses	$36,051	$35,103	$948	2.70%	$33,755	$1,348	3.99%

Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased as a result of normal merit increases and additional staffing required by our continued growth. The decline in employee benefits from 2013 to 2014, is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to increase moderately in future periods as a result of anticipated increases in health care costs.

•	Service contracts include approximately $147 of conversion related costs incurred as a result of two branch acquisitions during the third quarter of 2015.

•
FDIC insurance premiums were elevated in 2013 due to us receiving less of a refund for prepaid FDIC insurance premiums than we had anticipated. FDIC insurance premiums have returned to normalized levels and are anticipated to approximate current levels in 2016.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. We sponsor a foundation, which we established in 1996, that is funded by discretionary donations. The foundation provides centralized oversight for charitable donations to organizations that benefit our communities. Included in donations and community relations were discretionary donations to the foundation of $258, $500, and $200 for the years ended December 31, 2015, 2014, and 2013, respectively.

•
Legal fees include approximately $133 of legal service expense incurred as a result of two branch acquisitions during the third quarter of 2015. Legal fees are expected to approximate 2014 levels in 2016.

•	We place a strong emphasis on employee development through continuous education. Education and travel expenses vary from year to year based on the timing of various programs that our employees attend.

•
Other losses increased significantly in 2014 primarily as a result of losses related to fraudulent activities associated with debit cards. Also contributing to losses in 2014 were losses related to the repurchase of loans that we previously sold to a third party. While other losses fluctuate from period to period, they are expected to approximate 2015 levels in 2016.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2015	2014	$	%
ASSETS
Cash and cash equivalents	$21,569	$19,906	$1,663	8.35%
AFS securities
Amortized cost of AFS securities	654,348	561,893	92,455	16.45%
Unrealized gains (losses) on AFS securities	5,788	5,641	147	2.61%
AFS securities	660,136	567,534	92,602	16.32%
Mortgage loans AFS	1,187	901	286	31.74%
Loans
Gross loans	850,492	836,550	13,942	1.67%
Less allowance for loan and lease losses	7,400	10,100	(2,700)	(26.73)%
Net loans	843,092	826,450	16,642	2.01%
Premises and equipment	28,331	25,881	2,450	9.47%
Corporate owned life insurance policies	26,423	25,152	1,271	5.05%
Accrued interest receivable	6,269	5,851	418	7.14%
Equity securities without readily determinable fair values	22,286	20,076	2,210	11.01%
Goodwill and other intangible assets	48,828	46,128	2,700	5.85%
Other assets	9,991	11,664	(1,673)	(14.34)%
TOTAL ASSETS	$1,668,112	$1,549,543	$118,569	7.65%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,164,563	$1,074,484	$90,079	8.38%
Borrowed funds	309,732	289,709	20,023	6.91%
Accrued interest payable and other liabilities	9,846	10,756	(910)	(8.46)%
Total liabilities	1,484,141	1,374,949	109,192	7.94%
Shareholders’ equity	183,971	174,594	9,377	5.37%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,668,112	$1,549,543	$118,569	7.65%
As shown above, total assets have increased $118,569 since December 31, 2014. During 2015, we increased our cost basis of AFS securities by $92,455 while loans grew by $13,942. Included in the increase in our AFS securities portfolio was $147 increase in unrealized gains. This balance sheet growth was funded by increases in both deposits (through branch acquisitions) and borrowed funds. While we do anticipate that generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2016.
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

The following is a schedule of the carrying value of AFS investment securities as of December 31:

	2015	2014	2013	2012	2011
Government sponsored enterprises	$24,345	$24,136	$23,745	$25,776	$397
States and political subdivisions	232,217	215,345	201,988	182,743	174,938
Auction rate money market preferred	2,866	2,619	2,577	2,778	2,049
Preferred stocks	3,299	6,140	5,827	6,363	5,033
Mortgage-backed securities	263,384	166,926	144,115	155,345	143,602
Collateralized mortgage obligations	134,025	152,368	133,810	131,005	99,101
Total	$660,136	$567,534	$512,062	$504,010	$425,120
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
The following is a schedule of maturities of AFS investment securities and their weighted average yield as of December 31, 2015. Weighted average yields have been computed on an FTE basis using a tax rate of 34%. Our auction rate money market preferred is a long term floating rate instrument for which the interest rate is set at periodic auctions. At each successful auction, we have the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred and preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$23,963	1.45	$382	2.05	$—	—	$—	—
States and political subdivisions	30,217	2.01	71,489	4.75	96,489	4.22	34,022	4.91	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	263,384	2.28
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	134,025	2.35
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,866	6.35
Preferred stocks	—	—	—	—	—	—	—	—	3,299	5.44
Total	$30,217	2.01	$95,452	3.92	$96,871	4.21	$34,022	4.91	$403,574	2.36

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2015	2014	2013	2012	2011
Commercial	$448,381	$433,270	$393,164	$372,332	$366,440
Agricultural	115,911	104,721	92,589	83,606	74,645
Residential real estate	251,501	266,155	291,499	285,070	278,803
Consumer	34,699	32,404	33,525	33,619	31,722
Total	$850,492	$836,550	$810,777	$774,627	$751,610
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2015		2014		2013
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$15,111	3.49%	$40,106	10.20%	$20,832	5.60%
Agricultural	11,190	10.69%	12,132	13.10%	8,983	10.74%
Residential real estate	(14,654)	(5.51)%	(25,344)	(8.69)%	6,429	2.26%
Consumer	2,295	7.08%	(1,121)	(3.34)%	(94)	(0.28)%
Total	$13,942	1.67%	$25,773	3.18%	$36,150	4.67%
While competition for commercial loans continues to be strong, we experienced growth in this segment of the portfolio during 2015 and anticipate strong growth in 2016. Residential real estate loans declined during 2015; however, we anticipate growth in 2016 as a result of initiatives designed to increase both loan volume and the number of originations.

Equity securities without readily determinable fair values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost and investments in unconsolidated entities accounted for under the equity method of accounting (see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 20 – Fair Value” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data).
Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2015	2014	2013	2012	2011
Noninterest bearing demand deposits	$191,376	$181,826	$158,428	$143,735	$119,072
Interest bearing demand deposits	212,666	190,984	192,089	181,259	163,653
Savings deposits	337,641	261,412	243,237	228,338	193,902
Certificates of deposit	324,101	339,824	362,473	376,790	395,777
Brokered certificates of deposit	73,815	72,134	56,329	55,348	54,326
Internet certificates of deposit	24,964	28,304	31,210	32,197	31,434
Total	$1,164,563	$1,074,484	$1,043,766	$1,017,667	$958,164

The following table presents the change in the deposit categories for the years ended December 31:

	2015		2014		2013
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$9,550	5.25%	$23,398	14.77%	$14,693	10.22%
Interest bearing demand deposits	21,682	11.35%	(1,105)	(0.58)%	10,830	5.97%
Savings deposits	76,229	29.16%	18,175	7.47%	14,899	6.52%
Certificates of deposit	(15,723)	(4.63)%	(22,649)	(6.25)%	(14,317)	(3.80)%
Brokered certificates of deposit	1,681	2.33%	15,805	28.06%	981	1.77%
Internet certificates of deposit	(3,340)	(11.80)%	(2,906)	(9.31)%	(987)	(3.07)%
Total	$90,079	8.38%	$30,718	2.94%	$26,099	2.56%
Deposit demand continues to be driven by non-contractual deposits while certificates of deposit gradually decline. Our significant growth in savings deposits during 2015 is the result of our recent branch acquisitions. In 2016, growth is anticipated to continue to come in the form of non-contractual deposits, while certificates of deposit are expected to continue to decline but at a slower rate than the past 5 years. We look to retain and attract new customers with the recent branch acquisitions to provide growth in deposits in future periods.

The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2015 was as follows:

Maturity
Within 3 months	$37,988
Within 3 to 6 months	17,377
Within 6 to 12 months	50,180
Over 12 months	133,183
Total	$238,728
Borrowed Funds
Borrowed funds include FHLB advances and securities sold under agreements to repurchase. The balance of borrowed funds fluctuates from period to period based on our funding needs including changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets.
The following table presents borrowed funds balances for the years ended December 31:

	2015	2014	2013	2012	2011
FHLB advances	$235,000	$192,000	$162,000	$152,000	$142,242
Securities sold under agreements to repurchase without stated maturity dates	70,532	95,070	106,025	66,147	57,198
Securities sold under agreements to repurchase with stated maturity dates	—	439	11,301	16,284	16,696
Federal funds purchased	4,200	2,200	—	6,570	—
Total	$309,732	$289,709	$279,326	$241,001	$216,136
For additional disclosure related to borrowed funds, see “Note 10 – Borrowed Funds” of “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Accrued interest payable and other liabilities
Included in accrued interest payable and other liabilities are obligations related to our defined benefit pension plan and obligations related to other employee benefits. For more information on the defined benefit pension plan and other employee benefits, see "Note 17 – Benefit Plans" of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancelable obligations and future minimum payments as of December 31, 2015:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$741,683	$—	$—	$—	$741,683
Certificates of deposit with stated maturities	191,858	153,099	56,895	21,028	422,880
Total deposits	933,541	153,099	56,895	21,028	1,164,563
Borrowed funds
Short-term borrowings	74,732	—	—	—	74,732
Long-term borrowings	45,000	100,000	20,000	70,000	235,000
Total borrowed funds	119,732	100,000	20,000	70,000	309,732
Total contractual obligations	$1,053,273	$253,099	$76,895	$91,028	$1,474,295
We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2015. Commitments to grant loans include residential mortgage loans with the majority being loans committed to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$69,954	$35,488	$19,513	$9,457	$134,412
Commitments to grant loans	53,946	—	—	—	53,946
Commercial and standby letters of credit	915	—	—	—	915
Total loan commitments	$124,815	$35,488	$19,513	$9,457	$189,273
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 13 – Off-Balance-Sheet Activities” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 216,700 shares or $5,201 of common stock during 2015, and 182,755 shares or $4,227 of common stock in 2014. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $550 and $495 during 2015 and 2014, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 193,107 shares or $4,590 of common stock compared to 135,630 shares or $3,122 during 2015 and 2014, respectively. As of December 31, 2015, we were authorized to repurchase up to an additional 158,658 shares of common stock.
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

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.52% as of December 31, 2015.
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

	2015	2014	Required
Common equity tier 1 capital	13.24%	N/A	4.50%

Tier 1 capital	13.24%	14.08%	6.00%
Tier 2 capital	0.72%	1.11%	2.00%
Total Capital	13.96%	15.19%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At December 31, 2015, the Bank exceeded these minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 16 – Minimum Regulatory Capital Requirements” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
For further information regarding fair value measurements, see “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 20 – Fair Value” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Fixed interest rate AFS securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $168,534 as of December 31, 2015, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $1,601 that are included in the 0 to 3 month time frame.
Savings and NOW accounts have no contractual maturity date and are believed by us to be predominantly noninterest rate sensitive. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon our analysis of deposit decay over the past five years. We believe this decay experience is consistent with our expectation for the future. As of December 31, 2015, we had a positive cumulative gap within one year. A positive gap position results when more assets, within a specified time frame, have the potential to mature or reprice than liabilities.

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2015. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the ALLL are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
AFS securities	$35,776	$112,916	$347,042	$164,402
Loans	204,408	79,477	409,031	156,784
Total	$240,184	$192,393	$756,073	$321,186
Interest sensitive liabilities
Borrowed funds	$99,732	$20,000	$150,000	$40,000
Time deposits	60,100	132,001	209,751	21,028
Savings	42,141	26,360	103,694	165,446
NOW	2,936	8,805	40,641	160,284
Total	$204,909	$187,166	$504,086	$386,758
Cumulative gap	$35,275	$40,502	$292,489	$226,917
Cumulative gap as a % of assets	2.11%	2.43%	17.53%	13.60%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2015. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$78,188	$310,530	$175,574	$564,292
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$275,064	$168,591
Variable interest rates		35,466	6,983
Total		$310,530	$175,574

Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and AFS securities. These categories totaled $681,705 or 40.87% of assets as of December 31, 2015 as compared to $587,440 or 37.91% as of December 31, 2014. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans as collateral. As of December 31, 2015, we had available lines of credit of $121,960.
The following table summarizes our sources and uses of cash for the years ended December 31:

	2015	2014	$ Variance
Net cash provided by (used in) operating activities	$12,090	$17,562	$(5,472)
Net cash provided by (used in) investing activities	(113,499)	(74,826)	(38,673)
Net cash provided by (used in) financing activities	103,072	35,032	68,040
Increase (decrease) in cash and cash equivalents	1,663	(22,232)	23,895
Cash and cash equivalents January 1	19,906	42,138	(22,232)
Cash and cash equivalents December 31	$21,569	$19,906	$1,663
Market Risk
Our primary market risks are interest rate risk and liquidity risk. We have no significant foreign exchange risk and do not utilize interest rate swaps or derivatives, except for interest rate locks and forward loan commitments, in the management of IRR. Any changes in foreign exchange rates or commodity prices would not have a significant impact on our interest income and cash flows.
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
The primary technique to measure IRR is simulation analysis. Simulation analysis forecasts the effects on the balance sheet structure and net interest income under a variety of scenarios that incorporate changes in interest rates, the shape of yield curves, interest rate relationships, loan prepayments, and changes in funding sources. These forecasts are compared against net interest income projected in a stable interest rate environment. While many assets and liabilities reprice either at maturity or in accordance with their contractual terms, several balance sheet components demonstrate characteristics that require an evaluation to more accurately reflect their repricing behavior. Key assumptions in the simulation analysis include prepayments on loans, probable calls of investment securities, changes in market conditions, loan volumes and loan pricing, deposit sensitivity, and customer preferences. These assumptions are inherently uncertain as they are subject to fluctuation and revision in a dynamic environment. As a result, the simulation analysis cannot precisely forecast the impact of rising and falling interest rates on net interest income. Actual results will differ from simulated results due to many other factors, including changes in balance sheet components, interest rate changes, changes in market conditions, and management strategies.

Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2015, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following tables summarize our interest rate sensitivity for 12 and 24 months as of:

	December 31, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.08)%	1.27%	2.00%	2.11%	2.23%	(1.77)%	2.00%	3.47%	4.02%	4.39%

	December 31, 2014
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.66)%	0.29%	0.45%	(3.18)%	(4.39)%	(1.83)%	0.25%	1.04%	(2.70)%	(3.98)%
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

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2015 and December 31, 2014. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,659	$100	$—	$—	$—	$—	$2,759	$2,758
Average interest rates	0.23%	0.35%	—	—	—	—	0.24%
AFS securities	$148,692	$120,692	$81,726	$73,541	$71,083	$164,402	$660,136	$660,136
Average interest rates	2.16%	2.11%	2.18%	2.25%	2.37%	2.43%	2.25%
Fixed interest rate loans (1)	$116,143	$130,873	$103,265	$83,457	$91,436	$156,784	$681,958	$670,864
Average interest rates	4.56%	4.42%	4.27%	4.36%	4.18%	4.28%	4.35%
Variable interest rate loans (1)	$61,672	$24,289	$24,359	$14,398	$16,842	$26,974	$168,534	$168,534
Average interest rates	4.08%	4.12%	4.19%	3.45%	3.40%	3.69%	3.92%
Rate sensitive liabilities
Fixed rate borrowed funds	$104,732	$50,000	$50,000	$40,000	$10,000	$40,000	$294,732	$297,495
Average interest rates	0.47%	1.56%	2.16%	2.35%	1.98%	2.67%	1.55%
Variable rate borrowed funds	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Average interest rates	0.62%	—	—	—	—	—	0.62%
Savings and NOW accounts	$80,242	$42,064	$37,773	$33,950	$30,548	$325,730	$550,307	$550,307
Average interest rates	0.59%	0.11%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$190,500	$89,689	$63,167	$23,883	$33,012	$21,028	$421,279	$419,828
Average interest rates	0.92%	1.26%	1.27%	1.50%	1.59%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,358	$243	$—	$—	$—	$—	$1,601	$1,601
Average interest rates	0.49%	0.40%	—	—	—	—	0.48%

	December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$1,748	$—	$100	$—	$—	$—	$1,848	$1,847
Average interest rates	0.36%	—	0.35%	—	—	—	0.36%
AFS securities	$109,261	$93,324	$80,147	$53,017	$47,112	$184,673	$567,534	$567,534
Average interest rates	2.22%	2.26%	2.32%	2.39%	2.46%	2.62%	2.41%
Fixed interest rate loans (1)	$121,996	$98,865	$128,954	$91,854	$71,293	$151,156	$664,118	$657,985
Average interest rates	4.78%	4.83%	4.53%	4.32%	4.47%	4.25%	4.52%
Variable interest rate loans (1)	$71,435	$26,938	$19,836	$13,929	$14,706	$25,588	$172,432	$172,432
Average interest rates	4.46%	3.97%	3.95%	3.39%	3.37%	4.01%	4.08%
Rate sensitive liabilities
Fixed rate borrowed funds	$139,709	$10,000	$30,000	$40,000	$20,000	$50,000	$289,709	$293,401
Average interest rates	0.33%	2.15%	1.95%	2.35%	3.11%	2.53%	1.41%
Savings and NOW accounts	$40,395	$36,417	$32,717	$29,423	$26,487	$286,957	$452,396	$452,396
Average interest rates	0.11%	0.11%	0.11%	0.11%	0.11%	0.10%	0.11%
Fixed interest rate certificates of deposit	$216,852	$74,722	$56,391	$50,550	$22,901	$17,723	$439,139	$439,841
Average interest rates	0.96%	1.66%	1.47%	1.31%	1.48%	1.77%	1.25%
Variable interest rate certificates of deposit	$653	$470	$—	$—	$—	$—	$1,123	$1,123
Average interest rates	0.40%	0.40%	—	—	—	—	0.40%
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
Item 8. Financial Statements and Supplementary Data.
The following consolidated financial statements accompanied by the report of our independent registered public accounting firm are set forth beginning on page 40 of this report:

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
Restatements: Certain amounts previously reported in the 2014 and 2013 consolidated financial statements have been restated. For a complete overview on restatements impacting the consolidated financial statements and the “Notes to Consolidated Financial Statements”, see the “Restatements” section of “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements”.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2015 and 2014, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/Rehmann Robson LLC
Saginaw, Michigan
March 9, 2016

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2015	2014
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$18,810	$18,058
Interest bearing balances due from banks	2,759	1,848
Total cash and cash equivalents	21,569	19,906
AFS securities (amortized cost of $654,348 in 2015 and $561,893 in 2014)	660,136	567,534
Mortgage loans AFS	1,187	901
Loans
Commercial	448,381	433,270
Agricultural	115,911	104,721
Residential real estate	251,501	266,155
Consumer	34,699	32,404
Gross loans	850,492	836,550
Less allowance for loan and lease losses	7,400	10,100
Net loans	843,092	826,450
Premises and equipment	28,331	25,881
Corporate owned life insurance policies	26,423	25,152
Accrued interest receivable	6,269	5,851
Equity securities without readily determinable fair values	22,286	20,076
Goodwill and other intangible assets	48,828	46,128
Other assets	9,991	11,664
TOTAL ASSETS	$1,668,112	$1,549,543
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$191,376	$181,826
NOW accounts	212,666	190,984
Certificates of deposit under $100 and other savings	521,793	456,774
Certificates of deposit over $100	238,728	244,900
Total deposits	1,164,563	1,074,484
Borrowed funds	309,732	289,709
Accrued interest payable and other liabilities	9,846	10,756
Total liabilities	1,484,141	1,374,949
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,799,867 shares (including 19,401 shares held in the Rabbi Trust) in 2015 and 7,776,274 shares (including 13,934 shares held in the Rabbi Trust) in 2014	139,198	138,755
Shares to be issued for deferred compensation obligations	4,592	4,242
Retained earnings	39,960	32,103
Accumulated other comprehensive income (loss)	221	(506)
Total shareholders’ equity	183,971	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,668,112	$1,549,543

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2013	7,671,846	$136,580	$3,734	$19,168	$5,007	$164,489
Comprehensive income (loss)	—	—	—	12,510	(11,348)	1,162
Issuance of common stock	149,191	3,618	—	—	—	3,618
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	140	(140)	—	—	—
Share-based payment awards under equity compensation plan	—	—	554	—	—	554
Common stock purchased for deferred compensation obligations	—	(383)	—	—	—	(383)
Common stock repurchased pursuant to publicly announced repurchase plan	(98,014)	(2,375)	—	—	—	(2,375)
Cash dividends paid ($0.84 per common share)	—	—	—	(6,456)	—	(6,456)
Balance, December 31, 2013	7,723,023	137,580	4,148	25,222	(6,341)	160,609
Comprehensive income (loss)	—	—	—	13,724	5,835	19,559
Issuance of common stock	182,755	4,227	—	—	—	4,227
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	495	—	—	495
Common stock purchased for deferred compensation obligations	—	(331)	—	—	—	(331)
Common stock repurchased pursuant to publicly announced repurchase plan	(135,630)	(3,122)	—	—	—	(3,122)
Cash dividends paid ($0.89 per common share)	—	—	—	(6,843)	—	(6,843)
Balance, December 31, 2014	7,776,274	138,755	4,242	32,103	(506)	174,594
Comprehensive income (loss)	—	—	—	15,130	727	15,857
Issuance of common stock	216,700	5,201	—	—	—	5,201
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	200	(200)	—	—	—
Share-based payment awards under equity compensation plan	—	—	550	—	—	550
Common stock purchased for deferred compensation obligations	—	(368)	—	—	—	(368)
Common stock repurchased pursuant to publicly announced repurchase plan	(193,107)	(4,590)	—	—	—	(4,590)
Cash dividends paid ($0.94 per common share)	—	—	—	(7,273)	—	(7,273)
Balance, December 31, 2015	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2015	2014	2013
Interest income
Loans, including fees	$35,853	$36,629	$37,575
AFS securities
Taxable	9,053	8,092	7,228
Nontaxable	5,996	5,911	5,132
Federal funds sold and other	600	516	483
Total interest income	51,502	51,148	50,418
Interest expense
Deposits	5,850	6,295	7,140
Borrowings	4,313	3,675	3,881
Total interest expense	10,163	9,970	11,021
Net interest income	41,339	41,178	39,397
Provision for loan losses	(2,771)	(668)	1,111
Net interest income after provision for loan losses	44,110	41,846	38,286
Noninterest income
Service charges and fees	5,437	5,411	5,682
Net gain on sale of mortgage loans	573	514	962
Earnings on corporate owned life insurance policies	771	751	732
Net gains (losses) on sale of AFS securities	163	97	171
Other	3,415	2,552	2,628
Total noninterest income	10,359	9,325	10,175
Noninterest expenses
Compensation and benefits	19,068	18,502	17,807
Furniture and equipment	5,739	5,173	4,945
Occupancy	2,834	2,798	2,653
Other	8,410	8,630	8,350
Total noninterest expenses	36,051	35,103	33,755
Income before federal income tax expense	18,418	16,068	14,706
Federal income tax expense	3,288	2,344	2,196
NET INCOME	$15,130	$13,724	$12,510
Earnings per common share
Basic	$1.95	$1.77	$1.63
Diluted	$1.90	$1.74	$1.59
Cash dividends per common share	$0.94	$0.89	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2015	2014	2013
Net income	$15,130	$13,724	$12,510
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the year	310	11,290	(18,971)
Reclassification adjustment for net realized (gains) losses included in net income	(163)	(97)	(171)
Net unrealized gains (losses)	147	11,193	(19,142)
Tax effect (1)	87	(3,684)	6,257
Unrealized gains (losses), net of tax	234	7,509	(12,885)
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the year	255	(2,836)	2,120
Reclassification adjustment for net periodic benefit cost included in net income	492	300	208
Net change in unrecognized pension cost	747	(2,536)	2,328
Tax effect	(254)	862	(791)
Change in unrealized pension cost, net of tax	493	(1,674)	1,537
Other comprehensive income (loss), net of tax	727	5,835	(11,348)
Comprehensive income (loss)	$15,857	$19,559	$1,162

(1)	See “Note 18 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$15,130	$13,724	$12,510
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(2,771)	(668)	1,111
Impairment of foreclosed assets	99	123	156
Depreciation	2,677	2,551	2,556
Amortization of OMSR	340	265	522
Amortization of acquisition intangibles	169	183	221
Net amortization of AFS securities	2,074	1,830	2,028
Net (gains) losses on sale of AFS securities	(163)	(97)	(171)
Net gain on sale of mortgage loans	(573)	(514)	(962)
Increase in cash value of corporate owned life insurance policies	(771)	(751)	(732)
Share-based payment awards under equity compensation plan	550	495	554
Deferred income tax (benefit) expense	1,692	207	(1,208)
Origination of loans held-for-sale	(42,887)	(28,135)	(53,632)
Proceeds from loan sales	43,174	28,852	57,123
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(418)	(409)	(215)
Other assets	(5,322)	(1,392)	1,792
Accrued interest payable and other liabilities	(910)	1,298	1,954
Net cash provided by (used in) operating activities	12,090	17,562	23,607
INVESTING ACTIVITIES
Activity in AFS securities
Sales	1,319	13,362	16,229
Maturities, calls, and principal payments	90,036	68,188	86,225
Purchases	(185,721)	(127,562)	(131,505)
Net loan principal (originations) collections	(15,029)	(27,876)	(39,369)
Proceeds from sales of foreclosed assets	1,523	1,775	2,122
Purchases of premises and equipment	(5,127)	(2,713)	(2,488)
Purchases of corporate owned life insurance policies	(500)	—	(1,092)
Proceeds from redemption of corporate owned life insurance policies	—	—	196
Net cash provided by (used in) investing activities	(113,499)	(74,826)	(69,682)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2015	2014	2013
FINANCING ACTIVITIES
Net increase (decrease) in deposits	90,079	30,718	26,099
Net increase (decrease) in borrowed funds	20,023	10,383	38,325
Cash dividends paid on common stock	(7,273)	(6,843)	(6,456)
Proceeds from issuance of common stock	5,201	4,227	3,618
Common stock repurchased	(4,590)	(3,122)	(2,375)
Common stock purchased for deferred compensation obligations	(368)	(331)	(383)
Net cash provided by (used in) financing activities	103,072	35,032	58,828
Increase (decrease) in cash and cash equivalents	1,663	(22,232)	12,753
Cash and cash equivalents at beginning of period	19,906	42,138	29,385
Cash and cash equivalents at end of period	21,569	$19,906	$42,138
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$10,176	$10,045	$11,139
Income taxes paid	3,493	1,454	2,093
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$1,158	$1,371	$1,672

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation. References to "the Corporation," “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refer to Isabella Bank Corporation’s subsidiary, Isabella Bank.
For additional information, see “Note 19 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 29 locations, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates and changes in the local economic environment.
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
We evaluate the ALLL on a regular basis which is based upon our periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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
TRANSFERS OF FINANCIAL ASSETS: Transfers of financial assets, including mortgage loans and participation loans, are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is determined to be surrendered when 1) the assets have been legally isolated from us, 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and 3) we do not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. Other than servicing, we have no substantive continuing involvement related to these loans.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $287,029 and $288,639 with capitalized servicing rights of $2,505 and $2,519 at December 31, 2015 and 2014, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $712, $720, and $737 related to residential mortgage loans serviced for others during 2015, 2014, and 2013, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $421 and $885 as of December 31, 2015 and 2014, respectively, are included in other assets.
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
Equity securities without readily determinable fair values consist of the following as of December 31:

	2015	2014
FHLB Stock	$11,700	$9,800
Corporate Settlement Solutions, LLC	7,249	6,936
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	338	341
Total	$22,286	$20,076
EQUITY COMPENSATION PLAN: At December 31, 2015, the Directors Plan had 200,017 shares eligible to be issued to participants, for which the Rabbi Trust held 19,401 shares. We had 187,369 shares to be issued in 2014, with 13,934 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 17 – Benefit Plans”). We have no other equity-based compensation plans.
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
As of December 31, 2015 and 2014, the present value of the post retirement benefits payable by us to the covered employees was estimated to be $2,853 and $2,782, respectively, and is included in accrued interest payable and other liabilities. The periodic policy maintenance costs were $71, $83, and $75 for 2015, 2014, and 2013, respectively and are included in other noninterest expenses.
ACQUISITION INTANGIBLES AND GOODWILL: We previously acquired branch facilities and related deposits in business combinations accounted for as a purchase. The acquisitions included amounts related to the valuation of customer deposit relationships (core deposit intangibles). Core deposit intangibles arising from acquisitions are included in goodwill and other intangible assets are being amortized over their estimated lives and evaluated for potential impairment on at least an annual basis. Goodwill, which represents the excess of the purchase price over identifiable assets, is not amortized but is evaluated for impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. This valuation method requires a significant degree of our judgment. In the event the projected undiscounted net operating cash flows for these intangible assets are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.
OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS: In the ordinary course of business, we have entered into commitments to extend credit, including commitments under credit card arrangements, home equity lines of credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded only when funded.
FEDERAL INCOME TAXES: Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax assets or liability is determined based on the tax effects of the temporary differences between the book and tax basis on the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. Valuation allowances are established, where necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.
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
For additional information, see "Note 17 – Benefit Plans."
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 11 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2014 and 2013 consolidated financial statements have been reclassified to conform with the 2015 presentation.

RESTATEMENTS: In this Annual Report on Form 10-K, certain prior period financial information has been restated due to an accounting correction. Impacted sections of the Consolidated Financial Statements include:

1.
Consolidated Balance Sheet as of December 31, 2014, Consolidated Statements of Income for the years ended December 31, 2014 and 2013, and Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and

2.	Notes to Consolidated Financial Statements as of, and for the years ended, December 31, 2014 and 2013.
Background of Restatement
The necessary restatement was identified by management in the fourth quarter of 2015 during the course of our preparation of the consolidated financial statements and evaluation of financial results as of and for the year ended December 31, 2015. The restatements relate to the accounting for deferred costs associated with originating loans (under ASC 310-20) and the proper classification of the net deferred costs recorded in gross loans within the consolidated balance sheets and as a deferral of compensation expenses within the consolidated statements of income. Prior to December 31, 2015, loan origination cost deferrals (under ASC 310-20) were reported in loan interest and fee income instead of as a reduction of compensation and benefits, which is included in other noninterest expenses. Additionally, net deferred asset balances (under ASC 310-20) prior to December 31, 2015 were reported in other assets on the consolidated balance sheets instead of reported in gross loans. Amortization of the net deferred asset balance was recognized appropriately in loan interest and fee income.
Impact of Restatement
The overall impact of the restatement on our consolidated financial position and results of operations is not believed to be material and as such, previously filed Annual Reports on Form 10-K and Quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. The determination of materiality was, in part, concluded based on the following observations:

•	No impact to net income for any prior periods;

•	No impact to earnings per share, other stock data, or dividend data for any prior periods;

•	No impact on total assets for any prior periods; and

•	No impact on retained earnings or total equity for any prior periods.
The impact to the consolidated balance sheet as of December 31, 2014 was a $2,968 increase in gross loans and a $2,968 decline in other assets. There were no other changes to the consolidated balance sheets for any prior periods.
The following table sets forth the effects of the restatement on items within the Consolidated Statements of Income. Since the restatement did not impact net income, pre-tax and adjustments net of tax are not included.

	December 31, 2014		December 31, 2013
	Previously Reported	Restated	Previously Reported	Restated
Interest income
Loans, including fees	$39,432	$36,629	$41,233	$37,575
All other interest income	14,519	14,519	12,843	12,843
Total interest income	53,951	51,148	54,076	50,418
Total interest expense	9,970	9,970	11,021	11,021
Net interest income	43,981	41,178	43,055	39,397
Provision for loan losses	(668)	(668)	1,111	1,111
Net interest income after provision for loan losses	44,649	41,846	41,944	38,286
Total noninterest income	9,325	9,325	10,175	10,175
Noninterest expenses
Compensation and benefits	21,305	18,502	21,465	17,807
All other noninterest expenses	16,601	16,601	15,948	15,948
Total noninterest expenses	37,906	35,103	37,413	33,755
Federal income tax expense	2,344	2,344	2,196	2,196
Net income	$13,724	$13,724	$12,510	$12,510
As demonstrated above, loan interest and fee income and compensation and benefits were reduced by $2,803 and $3,658 during the years ended December 31, 2014 and 2013, respectively.
All amounts in this Annual Report on Form 10-K affected by the restatement adjustments reflect such amounts as restated.

Note 2 – Computation of Earnings Per Common Share
Basic earnings per common share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued relate solely to outstanding shares in the Directors Plan, see “Note 17 – Benefit Plans.”
Earnings per common share have been computed based on the following:

	2015	2014	2013
Average number of common shares outstanding for basic calculation	7,775,988	7,734,161	7,694,392
Average potential effect of common shares in the Directors Plan (1)	177,988	171,393	168,948
Average number of common shares outstanding used to calculate diluted earnings per common share	7,953,976	7,905,554	7,863,340
Net income	$15,130	$13,724	$12,510
Earnings per common share
Basic	$1.95	$1.77	$1.63
Diluted	$1.90	$1.74	$1.59

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
ASU No. 2015-14: “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date“
In August 2015, ASU No. 2015-14 was issued to defer the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” by one year. The new authoritative guidance is now effective for interim and annual periods beginning after December 15, 2017. The new authoritative guidance is not expected to have a significant impact on our operations or financial statement disclosures.

ASU No. 2015-16: “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments“
In September 2015, ASU No. 2015-16 was issued to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2015 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2016-01: “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities“
In January 2016, ASU No. 2016-01 set forth the following: 1) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value; 3) for public entities, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (4) for public entities, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; (5) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and (8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a significant impact on our operations or financial statement disclosures.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,407	$13	$75	$24,345
States and political subdivisions	224,752	7,511	46	232,217
Auction rate money market preferred	3,200	—	334	2,866
Preferred stocks	3,800	—	501	3,299
Mortgage-backed securities	264,109	1,156	1,881	263,384
Collateralized mortgage obligations	134,080	1,136	1,191	134,025
Total	$654,348	$9,816	$4,028	$660,136

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,597	$10	$471	$24,136
States and political subdivisions	209,153	6,986	794	215,345
Auction rate money market preferred	3,200	—	581	2,619
Preferred stocks	6,800	31	691	6,140
Mortgage-backed securities	165,888	2,042	1,004	166,926
Collateralized mortgage obligations	152,255	1,533	1,420	152,368
Total	$561,893	$10,602	$4,961	$567,534

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2015 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$24,029	$378	$—	$—	$24,407
States and political subdivisions	30,174	69,245	92,561	32,772	—	224,752
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	264,109	264,109
Collateralized mortgage obligations	—	—	—	—	134,080	134,080
Total amortized cost	$30,174	$93,274	$92,939	$32,772	$405,189	$654,348
Fair value	$30,217	$95,452	$96,871	$34,022	$403,574	$660,136
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
A summary of the sales activity of AFS securities was as follows during the years ended December 31:

	2015	2014	2013
Proceeds from sales of AFS securities	$1,319	$13,362	$16,229
Gross realized gains (losses)	$163	$97	$171
Applicable income tax expense (benefit)	$55	$33	$58
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
Information pertaining to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$75	$4,925	$75
States and political subdivisions	14	3,355	32	2,623	46
Auction rate money market preferred	—	—	334	2,866	334
Preferred stocks	—	—	501	3,299	501
Mortgage-backed securities	882	131,885	999	37,179	1,881
Collateralized mortgage obligations	415	53,441	776	26,717	1,191
Total	$1,311	$188,681	$2,717	$77,609	$4,028
Number of securities in an unrealized loss position:		36		26	62

	2014
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$471	$23,525	$471
States and political subdivisions	48	5,323	746	17,416	794
Auction rate money market preferred	—	—	581	2,619	581
Preferred stocks	—	—	691	3,109	691
Mortgage-backed securities	5	9,456	999	52,407	1,004
Collateralized mortgage obligations	105	29,435	1,315	39,540	1,420
Total	$158	$44,214	$4,803	$138,616	$4,961
Number of securities in an unrealized loss position:		22		72	94
As of December 31, 2015 and 2014, we conducted an analysis to determine whether any securities currently in an unrealized loss position, should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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

To test for additional impairment of this security, we obtained investment valuations (from the same firm engaged to perform the initial valuation as of March 31, 2012) on a quarterly basis until the security was sold on November 25, 2015. Based on our analyses, no additional OTTI was recorded while the security was held. The following table provides a roll-forward of credit related impairment recognized in earnings for the years ended December 31:

	2015	2014	2013
Balance at beginning of year	$282	$282	$282
Additions to credit losses for which no previous OTTI was recognized	—	—	—
Reductions for credit losses realized on securities sold during the quarter	(282)	—	—
Balance at end of year	$—	$282	$282
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of December 31, 2015, or December 31, 2014.
Note 5 – Loans and ALLL
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees; a portion of loans are unsecured.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,821	$216	$4,235	$645	$1,183	$10,100
Charge-offs	(89)	(45)	(397)	(373)	—	(904)
Recoveries	477	72	220	206	—	975
Provision for loan losses	(2,038)	86	(728)	44	(135)	(2,771)
December 31, 2015	$2,171	$329	$3,330	$522	$1,048	$7,400

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$829	$2	$1,989	$—	$—	$2,820
Collectively evaluated for impairment	1,342	327	1,341	522	1,048	4,580
Total	$2,171	$329	$3,330	$522	$1,048	$7,400
Loans
Individually evaluated for impairment	$7,969	$4,068	$10,266	$35		$22,338
Collectively evaluated for impairment	440,412	111,843	241,235	34,664		828,154
Total	$448,381	$115,911	$251,501	$34,699		$850,492

	Allowance for Loan Losses
	Year Ended December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2014	$6,048	$434	$3,845	$639	$534	$11,500
Charge-offs	(559)	(31)	(722)	(316)	—	(1,628)
Recoveries	550	—	197	149	—	896
Provision for loan losses	(2,218)	(187)	915	173	649	(668)
December 31, 2014	$3,821	$216	$4,235	$645	$1,183	$10,100

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2014
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$1,283	$—	$2,143	$1	$—	$3,427
Collectively evaluated for impairment	2,538	216	2,092	644	1,183	6,673
Total	$3,821	$216	$4,235	$645	$1,183	$10,100
Loans
Individually evaluated for impairment	$12,029	$1,595	$12,160	$64		$25,848
Collectively evaluated for impairment	421,241	103,126	253,995	32,340		810,702
Total	$433,270	$104,721	$266,155	$32,404		$836,550

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2015
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$499	$499	$—	$—	$—
2 - High quality	7,397	11,263	18,660	4,647	2,150	6,797
3 - High satisfactory	99,136	29,286	128,422	28,886	13,039	41,925
4 - Low satisfactory	222,431	62,987	285,418	37,279	22,166	59,445
5 - Special mention	4,501	473	4,974	3,961	1,875	5,836
6 - Substandard	9,941	256	10,197	1,623	139	1,762
7 - Vulnerable	211	—	211	146	—	146
8 - Doubtful	—	—	—	—	—	—
Total	$343,617	$104,764	$448,381	$76,542	$39,369	$115,911

	2014
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$492	$492	$—	$—	$—
2 - High quality	13,620	14,423	28,043	5,806	3,582	9,388
3 - High satisfactory	94,556	51,230	145,786	28,715	12,170	40,885
4 - Low satisfactory	184,000	51,178	235,178	33,361	17,560	50,921
5 - Special mention	8,456	1,322	9,778	1,607	65	1,672
6 - Substandard	11,055	123	11,178	1,602	147	1,749
7 - Vulnerable	2,687	116	2,803	106	—	106
8 - Doubtful	—	12	12	—	—	—
Total	$314,374	$118,896	$433,270	$71,197	$33,524	$104,721
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of December 31:

	2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$505	$281	$—	$211	$997	$342,620	$343,617
Commercial other	18	—	—	—	18	104,746	104,764
Total commercial	523	281	—	211	1,015	447,366	448,381
Agricultural
Agricultural real estate	196	890	—	146	1,232	75,310	76,542
Agricultural other	—	—	—	—	—	39,369	39,369
Total agricultural	196	890	—	146	1,232	114,679	115,911
Residential real estate
Senior liens	1,551	261	—	429	2,241	199,622	201,863
Junior liens	40	8	—	6	54	9,325	9,379
Home equity lines of credit	225	—	—	—	225	40,034	40,259
Total residential real estate	1,816	269	—	435	2,520	248,981	251,501
Consumer
Secured	27	—	—	—	27	30,839	30,866
Unsecured	4	—	—	—	4	3,829	3,833
Total consumer	31	—	—	—	31	34,668	34,699
Total	$2,566	$1,440	$—	$792	$4,798	$845,694	$850,492

	2014
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,155	$282	$—	$2,764	$4,201	$310,173	$314,374
Commercial other	153	24	2	116	295	118,601	118,896
Total commercial	1,308	306	2	2,880	4,496	428,774	433,270
Agricultural
Agricultural real estate	101	—	—	106	207	70,990	71,197
Agricultural other	102	—	—	—	102	33,422	33,524
Total agricultural	203	—	—	106	309	104,412	104,721
Residential real estate
Senior liens	1,821	425	146	668	3,060	211,698	214,758
Junior liens	235	18	—	130	383	10,750	11,133
Home equity lines of credit	468	20	—	250	738	39,526	40,264
Total residential real estate	2,524	463	146	1,048	4,181	261,974	266,155
Consumer
Secured	107	2	—	10	119	28,328	28,447
Unsecured	19	—	—	—	19	3,938	3,957
Total consumer	126	2	—	10	138	32,266	32,404
Total	$4,161	$771	$148	$4,044	$9,124	$827,426	$836,550
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,659	$5,777	$818	$7,221	$376
Commercial other	8	8	11	362	19
Agricultural real estate	—	—	—	22	1
Agricultural other	335	335	2	126	8
Residential real estate senior liens	9,996	10,765	1,959	10,610	425
Residential real estate junior liens	143	163	30	183	16
Home equity lines of credit	—	—	—	31	—
Consumer secured	—	—	—	39	3
Total impaired loans with a valuation allowance	16,141	17,048	2,820	18,594	848
Impaired loans without a valuation allowance
Commercial real estate	2,122	2,256		2,170	201
Commercial other	180	191		106	11
Agricultural real estate	3,549	3,549		1,903	95
Agricultural other	184	184		290	15
Home equity lines of credit	127	434		144	18
Consumer secured	35	35		6	1
Total impaired loans without a valuation allowance	6,197	6,649		4,619	341
Impaired loans
Commercial	7,969	8,232	829	9,859	607
Agricultural	4,068	4,068	2	2,341	119
Residential real estate	10,266	11,362	1,989	10,968	459
Consumer	35	35	—	45	4
Total impaired loans	$22,338	$23,697	$2,820	$23,213	$1,189

	2014
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$7,115	$7,234	$1,279	$6,958	$392
Commercial other	609	828	4	704	51
Agricultural real estate	—	—	—	85	—
Agricultural other	—	—	—	—	—
Residential real estate senior liens	11,645	12,782	2,015	12,713	509
Residential real estate junior liens	265	275	53	133	—
Home equity lines of credit	250	650	75	229	21
Consumer secured	54	54	1	68	4
Total impaired loans with a valuation allowance	19,938	21,823	3,427	20,890	977
Impaired loans without a valuation allowance
Commercial real estate	4,116	4,462		4,997	309
Commercial other	189	212		360	17
Agricultural real estate	1,529	1,529		1,455	89
Agricultural other	66	186		100	30
Home equity lines of credit	—	—		24	—
Consumer secured	10	10		6	—
Total impaired loans without a valuation allowance	5,910	6,399		6,942	445
Impaired loans
Commercial	12,029	12,736	1,283	13,019	769
Agricultural	1,595	1,715	—	1,640	119
Residential real estate	12,160	13,707	2,143	13,099	530
Consumer	64	64	1	74	4
Total impaired loans	$25,848	$28,222	$3,427	$27,832	$1,422
We had committed to advance $0 in connection with impaired loans, which include TDRs, as of December 31, 2015 and 2014.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2015			2014
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	13	$3,073	$3,073	9	$1,533	$1,533
Agricultural other	11	3,106	3,106	1	49	49
Residential real estate
Senior liens	6	678	678	15	1,011	1,011
Junior liens	1	30	30	4	233	233
Home equity lines of credit	1	94	94	1	160	160
Total residential real estate	8	802	802	20	1,404	1,404
Consumer unsecured	—	—	—	4	18	18
Total	32	$6,981	$6,981	34	$3,004	$3,004
The following tables summarize concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2015				2014
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	11	$2,742	2	$331	8	$1,525	1	$8
Agricultural other	9	1,360	2	1,746	—	—	1	49
Residential real estate
Senior liens	3	280	3	398	3	97	12	914
Junior liens	—	—	1	30	2	152	2	81
Home equity lines of credit	—	—	1	94	1	160	—	—
Total residential real estate	3	280	5	522	6	409	14	995
Consumer unsecured	—	—	—	—	3	15	1	3
Total	23	$4,382	9	$2,599	17	$1,949	17	$1,055
We did not restructure any loans by forgiving principal or accrued interest during 2015 or 2014.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
Following is a summary of loans that defaulted in the years ended December 31, which were modified within 12 months prior to the default date:

	2015				2014
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	1	$216	$25	$191	—	$—	$—	$—
Residential real estate junior liens	1	39	39	—	—	—	—	—
Consumer unsecured	—	—	—	—	2	7	7	—
Total	2	$255	$64	$191	2	$7	$7	$—

The following is a summary of TDR loan balances as of December 31:

	2015	2014
TDRs	$21,325	$23,341
Note 6 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2015	2014
Land	$6,190	$5,429
Buildings and improvements	27,580	25,441
Furniture and equipment	31,568	31,011
Total	65,338	61,881
Less: accumulated depreciation	37,007	36,000
Premises and equipment, net	$28,331	$25,881
Depreciation expense amounted to $2,677, $2,551, and $2,556 in 2015, 2014, and 2013, respectively.
Note 7 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2015 and $45,618 at December 31, 2014. Branch acquisitions during 2015 provided $2,664 of additional goodwill.
Identifiable intangible assets were as follows as of December 31:

	2015
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,033	$546

	2014
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,373	$4,863	$510
Branch acquisitions during 2015 resulted in $206 of core deposit premiums. Amortization expense associated with identifiable intangible assets was $169, $183, and $221 in 2015, 2014, and 2013, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2015, and thereafter is as follows:

Estimated Amortization Expense
2016	$163
2017	119
2018	96
2019	71
2020	48
Thereafter	49
Total	$546

Note 8 – Foreclosed Assets
The following is a summary of foreclosed assets as of December 31:

	2015	2014
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession (1)	$—	N/A
All other foreclosed assets	421	885
Total	$421	$885

(1)	Disclosure requirement from the adoption of ASU No. 2014-04 on January 1, 2015. As such, measurement was not applicable for December 31, 2014.
Changes in foreclosed assets are summarized as follows during the years ended December 31:

	2015	2014
Balance, January 1	$885	$1,412
Properties transferred	1,158	1,371
Impairments	(99)	(123)
Proceeds from sale	(1,523)	(1,775)
Balance, December 31	$421	$885
Consumer mortgage loans collateralized by residential real estate in the process of foreclosure were $56 as of December 31, 2015.
Note 9 – Deposits
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2016	$191,858
2017	89,932
2018	63,167
2019	23,883
2020	33,012
Thereafter	21,028
Total	$422,880
Interest expense on time deposits greater than $100 was $2,806 in 2015, $2,920 in 2014 and $3,203 in 2013.
Note 10 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2015		2014
	Amount	Rate	Amount	Rate
FHLB advances	$235,000	1.93%	$192,000	2.05%
Securities sold under agreements to repurchase without stated maturity dates	70,532	0.12%	95,070	0.14%
Securities sold under agreements to repurchase with stated maturity dates	—	—	439	3.25%
Federal funds purchased	4,200	0.75%	2,200	0.50%
Total	$309,732	1.50%	$289,709	1.41%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2015		2014
	Amount	Rate	Amount	Rate
Fixed rate due 2015	$—	—	$42,000	0.72%
Fixed rate due 2016	30,000	1.25%	10,000	2.15%
Variable rate due 2016	15,000	0.62%	—	—
Fixed rate due 2017	50,000	1.56%	30,000	1.95%
Fixed rate due 2018	50,000	2.16%	40,000	2.35%
Fixed rate due 2019	40,000	2.35%	20,000	3.11%
Fixed rate due 2020	10,000	1.98%	10,000	1.98%
Fixed rate due 2021	30,000	2.26%	30,000	2.26%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Total	$235,000	1.93%	$192,000	2.05%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $70,555 and $94,537 at December 31, 2015 and 2014, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
The following table lists the maturity and weighted average interest rates of securities sold under agreements to repurchase with stated maturity dates at December 31:

	2015		2014
	Amount	Rate	Amount	Rate
Repurchase agreements due 2015	—	—	439	3.25%
Total	$—	—	$439	3.25%
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances for the years ended December 31:

	2015			2014
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$84,859	$70,368	0.13%	$95,070	$91,422	0.13%
Federal funds purchased	13,100	5,783	0.50%	17,700	4,589	0.48%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2015	2014
Pledged to secure borrowed funds	$339,078	$324,584
Pledged to secure repurchase agreements	70,555	94,537
Pledged for public deposits and for other purposes necessary or required by law	39,038	19,851
Total	$448,671	$438,972

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2015	2014
States and political subdivisions	$3,639	$6,643
Mortgage-backed securities	23,075	29,655
Collateralized mortgage obligations	43,841	58,239
Total	$70,555	$94,537
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of available AFS securities to pledge to satisfy required collateral.
As of December 31, 2015, we had the ability to borrow up to an additional $121,960, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Note 11 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2015	2014	2013
Director fees	$827	$775	$819
Audit and related fees	821	809	738
FDIC insurance premiums	813	842	1,082
Donations and community relations	808	1,004	715
Marketing costs	491	427	416
Legal fees	464	320	359
Education and travel	442	625	502
Printing and supplies	405	367	396
Postage and freight	377	397	387
Consulting fees	364	349	315
Loan underwriting fees	347	361	423
State taxes	218	171	140
Amortization of deposit premium	169	183	221
Other losses	150	250	109
Foreclosed asset and collection	53	122	211
All other	1,661	1,628	1,517
Total other	$8,410	$8,630	$8,350
Note 12 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2015	2014	2013
Currently payable	$1,596	$2,159	$3,404
Deferred expense (benefit)	1,692	185	(1,208)
Income tax expense	$3,288	$2,344	$2,196

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the year ended December 31:

	2015	2014	2013
Income taxes at 34% statutory rate	$6,262	$5,463	$5,000
Effect of nontaxable income
Interest income on tax exempt municipal securities	(2,026)	(1,999)	(1,746)
Earnings on corporate owned life insurance policies	(262)	(255)	(249)
Other	(88)	(263)	(154)
Total effect of nontaxable income	(2,376)	(2,517)	(2,149)
Effect of nondeductible expenses	157	156	146
Effect of tax credits	(755)	(758)	(801)
Federal income tax expense	$3,288	$2,344	$2,196
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2015	2014
Deferred tax assets
Allowance for loan losses	$1,582	$2,507
Deferred directors’ fees	2,549	2,414
Employee benefit plans	229	255
Core deposit premium and acquisition expenses	1,098	1,037
Net unrecognized actuarial losses on pension plan	1,708	1,962
Life insurance death benefit payable	804	804
Alternative minimum tax	650	650
Other	53	564
Total deferred tax assets	8,673	10,193
Deferred tax liabilities
Prepaid pension cost	890	989
Premises and equipment	166	247
Accretion on securities	55	49
Core deposit premium and acquisition expenses	1,289	1,229
Net unrealized gains on available-for-sale securities	2,252	2,339
Other	989	449
Total deferred tax liabilities	5,641	5,302
Net deferred tax assets	$3,032	$4,891
We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2012. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2015 and 2014 and we not aware of any claims for such amounts by federal income tax authorities.

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

	December 31
	2015	2014
Unfunded commitments under lines of credit	$134,412	$116,935
Commercial and standby letters of credit	915	4,985
Commitments to grant loans	53,946	13,988
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $234 and $632 at December 31, 2015 and 2014, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,421 and $1,533 at December 31, 2015 and 2014, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Note 15 – Commitments and Other Matters
Banking regulations require us to maintain cash reserve balances in currency or as deposits with the FRB. At December 31, 2015 and 2014, the reserve balances amounted to $1,169 and $963, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2015, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2015, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $24,700.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2015 and 2014, that we met all capital adequacy requirements.
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

As of December 31, 2015 and 2014, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common Equity Tier 1 capital to risk weighted assets
Isabella Bank	$124,917	12.31%	$40,589	4.50%	$60,883	6.50%
Consolidated	135,250	13.24%	40,886	4.50%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	124,917	12.31%	40,589	6.00%	60,883	8.00%
Consolidated	135,250	13.24%	40,886	6.00%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	132,317	13.04%	81,178	8.00%	101,472	10.00%
Consolidated	142,650	13.96%	81,772	8.00%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	124,917	7.93%	63,032	4.00%	78,790	5.00%
Consolidated	135,250	8.52%	63,524	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk weighted assets
Isabella Bank	$128,074	14.18%	$72,278	8.00%	$90,348	10.00%
Consolidated	138,820	15.19%	73,108	8.00%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	117,974	13.06%	36,139	4.00%	54,209	6.00%
Consolidated	128,720	14.08%	36,554	4.00%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	117,974	7.96%	59,297	4.00%	74,121	5.00%
Consolidated	128,720	8.59%	59,908	4.00%	N/A	N/A

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
For 2015, 2014 and 2013, expenses attributable to the Plan were $664, $655, and $608, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2015	2014
Change in benefit obligation
Benefit obligation, January 1	$13,250	$10,732
Interest cost	494	486
Actuarial (gain) loss	(744)	3,049
Benefits paid, including plan expenses	(1,023)	(1,017)
Benefit obligation, December 31	11,977	13,250
Change in plan assets
Fair value of plan assets, January 1	10,390	10,508
Investment return	5	699
Contributions	200	200
Benefits paid, including plan expenses	(1,023)	(1,017)
Fair value of plan assets, December 31	9,572	10,390
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(2,405)	$(2,860)

	2015	2014
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(2,860)	$(224)
Contributions	200	200
Net periodic benefit cost	(492)	(300)
Net change in unrecognized actuarial loss and prior service cost	747	(2,536)
Accrued pension benefit cost at December 31	$(2,405)	$(2,860)

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

	2015	2014	2013
Interest cost on benefit obligation	$494	$486	$450
Expected return on plan assets	(607)	(615)	(572)
Amortization of unrecognized actuarial net loss	355	169	330
Settlement loss	250	260	—
Net periodic benefit cost	$492	$300	$208
During 2015 and 2014, additional settlement loss of $250 and $260 were recognized in connection with lump-sum benefits distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2015 includes net unrecognized pension costs before income taxes of $5,022, of which $238 is expected to be amortized into benefit cost during 2016.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2015	2014	2013
Discount rate	4.13%	3.80%	4.64%
Expected long-term rate of return	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2015	2014	2013
Discount rate	3.80%	4.64%	3.75%
Expected long-term return on plan assets	6.00%	6.00%	6.00%
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

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2015		2014
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$157	$157	$804	$804
Common collective trusts
Fixed income	4,662	4,662	4,738	4,738
Equity investments	4,753	4,753	4,848	4,848
Total	$9,572	$9,572	$10,390	$10,390
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2015 and 2014:

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

We anticipate contributions to the Plan in 2016 to approximate net contribution costs.
The components of projected net periodic benefit cost are as follows for the year ending:

December 31, 2016
Interest cost on projected benefit obligation	$484
Expected return on plan assets	(559)
Amortization of unrecognized actuarial net loss	313
Net periodic benefit cost	$238
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2016	$500
2017	527
2018	529
2019	570
2020	614
2021 - 2025	3,290
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2015		2014
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	180,616	$5,400	173,435	$3,902
Shares held in Rabbi Trust	19,401	580	13,934	314
Total	200,017	$5,980	187,369	$4,216
Other Employee Benefit Plans
We maintain two nonqualified supplementary employee retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2015, 2014 and 2013 were $379, $372, and $375, respectively, and are being recognized over the participants’ expected years of service.
We maintain a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. We made no contributions to the ESOP in 2015, 2014 and 2013. Compensation cost related to the plan for 2015, 2014 and 2013 was $32, $23, and $29, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2015, 2014, and 2013 were 217,064, 241,958, and 241,958, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $1,695 in 2015, $1,786 in 2014 and $2,698 in 2013.

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
The following table summarizes the changes in AOCI by component for the years ended December 31 (net of tax):

	Unrealized Holding Gains (Losses) on AFS Securities	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2013	$8,678	$(3,671)	$5,007
OCI before reclassifications	(18,971)	2,120	(16,851)
Amounts reclassified from AOCI	(171)	208	37
Subtotal	(19,142)	2,328	(16,814)
Tax effect	6,257	(791)	5,466
OCI, net of tax	(12,885)	1,537	(11,348)
Balance, December 31, 2013	(4,207)	(2,134)	(6,341)
OCI before reclassifications	11,290	(2,836)	8,454
Amounts reclassified from AOCI	(97)	300	203
Subtotal	11,193	(2,536)	8,657
Tax effect	(3,684)	862	(2,822)
OCI, net of tax	7,509	(1,674)	5,835
Balance, December 31, 2014	3,302	(3,808)	(506)
OCI before reclassifications	310	255	565
Amounts reclassified from AOCI	(163)	492	329
Subtotal	147	747	894
Tax effect	87	(254)	(167)
OCI, net of tax	234	493	727
Balance, December 31, 2015	$3,536	$(3,315)	$221
Included in OCI for the years ended December 31, 2015 and 2014 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2015			2014			2013
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$406	$(96)	$310	$355	$10,935	$11,290	$(737)	$(18,234)	$(18,971)
Reclassification adjustment for net realized (gains) losses included in net income	—	(163)	(163)	—	(97)	(97)	—	(171)	(171)
Net unrealized gains (losses)	406	(259)	147	355	10,838	11,193	(737)	(18,405)	(19,142)
Tax effect	—	87	87	—	(3,684)	(3,684)	—	6,257	6,257
Unrealized gains (losses), net of tax	$406	$(172)	$234	$355	$7,154	$7,509	$(737)	$(12,148)	$(12,885)
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2015	2014	2013
Unrealized holding gains (losses) on AFS securities
	$163	$97	$171	Net gains (losses) on sale of AFS securities
	55	33	58	Federal income tax expense
	$108	$64	$113	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$492	$300	$208	Compensation and benefits
	167	102	71	Federal income tax expense
	$325	$198	$137	Net income

Note 19 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2015	2014
Balance, January 1	$3,822	$4,178
New loans	2,779	1,475
Repayments	(2,580)	(1,831)
Balance, December 31	$4,021	$3,822
Total deposits of these principal officers and directors and their affiliates amounted to $5,625 and $5,861 at December 31, 2015 and 2014, respectively. In addition, the ESOP held deposits with the Bank aggregating $143 and $392, respectively, at December 31, 2015 and 2014.
From time-to-time, we make charitable donations to the Isabella Bank & Trust Foundation (the “Foundation”), which is an affiliated nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we service. Our donations are expensed when committed to the Foundation. The assets and transactions of the Foundation are not included in our consolidated financial statements.
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 44,350 and 34,350 shares of our common stock as of December 31, 2015 and 2014, respectively. Such shares are included in the computation of dividends and earnings per share.
The following table displays total asset balances of, and our donations to, the Foundation as of, and for the years ended, December 31:

	2015	2014	2013
Total assets	$2,435	$2,090	$1,815
Donations	$258	$500	$200
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
The following tables list the quantitative fair value information about impaired loans as of December 31:

	2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 35%
Discounted appraisal value	$9,301	Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 25%
		Equipment	30% - 40%
Discounted appraisal value	$8,720	Cash crop inventory	40%
		Other inventory	75%
		Accounts receivable	50%
		Liquor license	75%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluation.
Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value. As such, we classify accrued interest receivable as Level 1.
Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB stock and FRB stock as well as our ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. The investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the first quarter 2008 and we account for our investment under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a community bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007 and we account for our investment under the equity method of accounting.
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$421	Real Estate	20% - 30%

	December 31, 2014
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$885	Real Estate	20% - 25%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,569	$21,569	$21,569	$—	$—
Mortgage loans AFS	1,187	1,210	—	1,210	—
Gross loans	850,492	839,398	—	—	839,398
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	843,092	831,998	—	—	831,998
Accrued interest receivable	6,269	6,269	6,269	—	—
Equity securities without readily determinable fair values (1)	22,286	N/A	—	—	—
OMSR	2,505	2,518	—	2,518	—
LIABILITIES
Deposits without stated maturities	741,683	741,683	741,683	—	—
Deposits with stated maturities	422,880	421,429	—	421,429	—
Borrowed funds	309,732	297,495	—	297,495	—
Accrued interest payable	545	545	545	—	—

	2014
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$19,906	$19,906	$19,906	$—	$—
Mortgage loans AFS	901	911	—	911	—
Gross loans	836,550	830,417	—	—	830,417
Less allowance for loan and lease losses	10,100	10,100	—	—	10,100
Net loans	826,450	820,317	—	—	820,317
Accrued interest receivable	5,851	5,851	5,851	—	—
Equity securities without readily determinable fair values (1)	20,076	N/A	—	—	—
OMSR	2,519	2,554	—	2,554	—
LIABILITIES
Deposits without stated maturities	634,222	634,222	634,222	—	—
Deposits with stated maturities	440,262	440,964	—	440,964	—
Borrowed funds	289,709	293,401	—	293,401	—
Accrued interest payable	558	558	558	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2015				2014
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$24,345	$—	$24,345	$—	$24,136	$—	$24,136	$—
States and political subdivisions	232,217	—	232,217	—	215,345	—	215,345	—
Auction rate money market preferred	2,866	—	2,866	—	2,619	—	2,619	—
Preferred stocks	3,299	3,299	—	—	6,140	6,140	—	—
Mortgage-backed securities	263,384	—	263,384	—	166,926	—	166,926	—
Collateralized mortgage obligations	134,025	—	134,025	—	152,368	—	152,368	—
Total AFS securities	660,136	3,299	656,837	—	567,534	6,140	561,394	—
Nonrecurring items
Impaired loans (net of the ALLL)	9,301	—	—	9,301	8,720	—	—	8,720
Foreclosed assets	421	—	—	421	885	—	—	885
Total	$669,858	$3,299	$656,837	$9,722	$577,139	$6,140	$561,394	$9,605
Percent of assets and liabilities measured at fair value		0.49%	98.06%	1.45%		1.06%	97.27%	1.67%
The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value, for which gains or losses were recognized through earnings on a nonrecurring basis, in the years ended December 31:

	2015	2014
Nonrecurring items
Foreclosed assets	$(99)	$(123)
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of December 31, 2015.

Note 21 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2015	2014
ASSETS
Cash on deposit at the Bank	$4,125	$1,035
AFS securities	257	3,294
Investments in subsidiaries	133,883	124,827
Premises and equipment	2,014	1,982
Other assets	53,396	53,228
TOTAL ASSETS	$193,675	$184,366
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,704	$9,772
Shareholders' equity	183,971	174,594
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$193,675	$184,366
Condensed Statements of Income

	Year Ended December 31
	2015	2014	2013
Income
Dividends from subsidiaries	$8,000	$7,000	$7,000
Interest income	78	150	161
Management fee and other	6,331	3,665	2,146
Total income	14,409	10,815	9,307
Expenses
Compensation and benefits	5,110	3,688	2,811
Occupancy and equipment	1,634	1,082	476
Audit and related fees	452	404	345
Other	2,160	1,395	958
Total expenses	9,356	6,569	4,590
Income before income tax benefit and equity in undistributed earnings of subsidiaries	5,053	4,246	4,717
Federal income tax benefit	991	940	790
Income before equity in undistributed earnings of subsidiaries	6,044	5,186	5,507
Undistributed earnings of subsidiaries	9,086	8,538	7,003
Net income	$15,130	$13,724	$12,510

Condensed Statements of Cash Flows

	Year Ended December 31
	2015	2014	2013
Operating activities
Net income	$15,130	$13,724	$12,510
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(9,086)	(8,538)	(7,003)
Undistributed earnings of equity securities without readily determinable fair values	(310)	37	74
Share-based payment awards under equity compensation plan	550	495	554
Depreciation	154	144	174
Net amortization of AFS securities	—	1	2
Deferred income tax expense (benefit)	131	(159)	(305)
Changes in operating assets and liabilities which provided (used) cash
Other assets	506	145	(51)
Accrued interest and other liabilities	142	1,516	1,238
Net cash provided by (used in) operating activities	7,217	7,365	7,193
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	3,000	250	395
Purchases of premises and equipment	(186)	(81)	(146)
Net (advances to) repayments from subsidiaries	300	641	(299)
Net cash provided by (used in) investing activities	3,114	810	(50)
Financing activities
Net increase (decrease) in borrowed funds	(211)	(1,600)	(1,350)
Cash dividends paid on common stock	(7,273)	(6,843)	(6,456)
Proceeds from the issuance of common stock	5,201	4,227	3,618
Common stock repurchased	(4,590)	(3,122)	(2,375)
Common stock purchased for deferred compensation obligations	(368)	(331)	(383)
Net cash provided by (used in) financing activities	(7,241)	(7,669)	(6,946)
Increase (decrease) in cash and cash equivalents	3,090	506	197
Cash and cash equivalents at beginning of period	1,035	529	332
Cash and cash equivalents at end of period	$4,125	$1,035	$529
Note 22 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2015, 2014, and 2013 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2015.
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
Based upon these criteria, we believe that, as of December 31, 2015, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2015 consolidated financial statements and internal control over financial reporting as of December 31, 2015. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2015 consolidated financial statements as a result of the integrated audit and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2015.

Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
March 9, 2016

/s/ Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)
March 9, 2016
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2016 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2015, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by
Shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	180,616	(1)	(2)	(1)	(2)
Total	180,616

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

Distribution of deferred fees from the Directors Plan occurs when the participant retires from the board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan. As of December 31, 2015, the Directors Plan had 200,017 shares eligible to be distributed under the Directors Plan.

(2)
The Rabbi Trust holds 19,401 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

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

	(3)	See the exhibits listed below under Item 15(b):

(b)	The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

	3(a)	Amended Articles of Incorporation (1)
	3(b)	Amendment to the Articles of Incorporation (2)
	3(c)	Amendment to the Articles of Incorporation (3)
	3(d)	Amendment to the Articles of Incorporation (4)
	3(e)	Amendment to the Articles of Incorporation (8)
	3(f)	Amended Bylaws (6)
	3(g)	Amendment to Bylaws (7)
	3(h)	Amendment to Bylaws (10)
	3(i)	Amendment to Bylaws (11)
	10(a)	Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (9)*
	10(b)	Amendment to Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors (12)*
	10(c)	Isabella Bank Corporation Split Dollar Plan (13)*
	10(d)	Isabella Bank Corporation Retirement Bonus Plan (9)*
	10(e)	Isabella Bank Corporation Supplemental Executive Retirement Plan (14)*
	10(f)	Isabella Bank Corporation Stock Award Incentive Plan (15)*
	14	Code of Business Conduct and Ethics (5)
	21	Subsidiaries of the Registrant
	23	Consent of Rehmann Robson LLC, Independent Registered Public Accounting Firm
	31(a)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer
	31(b)	Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer
	32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
	101.INS	XBRL Interactive Data File**
	101.SCH	XBRL Interactive Data File**
	101.CAL	XBRL Interactive Data File**
	101.LAB	XBRL Interactive Data File**
	101.PRE	XBRL Interactive Data File**
	101.DEF	XBRL Interactive Data File**

*	Management Contract or Compensatory Plan or Arrangement.
**	As provided by Rule 406T in Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Exchange Act
(1)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 12, 1991, and incorporated herein by reference
(2)	Previously filed as an Exhibit to the Isabella Bank Corporation Form 10-K, filed March 26, 1994, and incorporated herein by reference.
(3)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 22, 2000, and incorporated herein by reference.
(4)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 27, 2001, and incorporated herein by reference.
(5)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 25, 2006, and incorporated herein by reference.
(6)	Previously filed as an Exhibit to Isabella Bank Corporation Form 10-K, filed March 16, 2005, and incorporated herein by reference.
(7)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed November 22, 2006, and incorporated herein by reference.
(8)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 16, 2008, and incorporated herein by reference.
(9)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 19, 2008, and incorporated herein by reference.
(10)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 28, 2009, and incorporated herein by reference.
(11)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed December 23, 2009, and incorporated herein by reference.
(12)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed August 30, 2013, and incorporated herein by reference.
(13)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed March 31, 2015, and incorporated herein by reference.
(14)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed April 27, 2015, and incorporated herein by reference.
(15)	Previously filed as an Exhibit to Isabella Bank Corporation Form 8-K, filed May 6, 2015, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 9, 2016
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	March 9, 2016
Dennis P. Angner

/s/ Dr. Jeffrey J. Barnes	Director	March 9, 2016
Dr. Jeffrey J. Barnes

/s/ Richard J. Barz	Director	March 9, 2016
Richard J. Barz

/s/ Jae A. Evans	Chief Executive Officer and Director	March 9, 2016
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 9, 2016
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 9, 2016
Thomas L. Kleinhardt

/s/ Joseph LaFramboise	Director	March 9, 2016
Joseph LaFramboise

/s/ David J. Maness	Director	March 9, 2016
David J. Maness

/s/ W. Joseph Manifold	Director	March 9, 2016
W. Joseph Manifold

/s/ W. Michael McGuire	Director	March 9, 2016
W. Michael McGuire

/s/ Sarah R. Opperman	Director	March 9, 2016
Sarah R. Opperman

/s/ Gregory V. Varner	Director	March 9, 2016
Gregory V. Varner