Form 10-Q
period 2016-03-31
ISABELLA BANK CORP
filed 2016-05-09
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,839,650 as of May 5, 2016.

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

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	JOBS Act: Jumpstart our Business Startups Act
ATM: Automated Teller Machine	LIBOR: London Interbank Offered Rate
BHC Act: Bank Holding Company Act of 1956	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSR: Originated mortgage servicing rights
ESOP: Employee Stock Ownership Plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PBO: Projected benefit obligation
FDI Act: Federal Deposit Insurance Act	PCAOB: Public Company Accounting Oversight Board
FDIC: Federal Deposit Insurance Corporation	Rabbi Trust: A trust established to fund the Directors Plan
FFIEC: Federal Financial Institutions Examinations Council	SEC: U.S. Securities & Exchange Commission
FRB: Federal Reserve Bank	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	TDR: Troubled debt restructuring
Freddie Mac: Federal Home Loan Mortgage Corporation	XBRL: eXtensible Business Reporting Language
FTE: Fully taxable equivalent

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2016	December 31 2015
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$16,670	$18,810
Interest bearing balances due from banks	11,457	2,759
Total cash and cash equivalents	28,127	21,569
AFS securities (amortized cost of $636,797 in 2016 and $654,348 in 2015)	649,859	660,136
Mortgage loans AFS	1,240	1,187
Loans
Commercial	470,305	448,381
Agricultural	115,686	115,911
Residential real estate	249,318	251,501
Consumer	34,982	34,699
Gross loans	870,291	850,492
Less allowance for loan and lease losses	7,500	7,400
Net loans	862,791	843,092
Premises and equipment	28,269	28,331
Corporate owned life insurance policies	26,611	26,423
Accrued interest receivable	6,995	6,269
Equity securities without readily determinable fair values	22,226	22,286
Goodwill and other intangible assets	48,785	48,828
Other assets	6,915	9,991
TOTAL ASSETS	$1,681,818	$1,668,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$183,820	$191,376
NOW accounts	215,327	212,666
Certificates of deposit under $100 and other savings	534,022	521,793
Certificates of deposit over $100	240,338	238,728
Total deposits	1,173,507	1,164,563
Borrowed funds	307,896	309,732
Accrued interest payable and other liabilities	10,168	9,846
Total liabilities	1,491,571	1,484,141
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,809,079 shares (including 15,764 shares held in the Rabbi Trust) in 2016 and 7,799,867 shares (including 19,401 shares held in the Rabbi Trust) in 2015	139,501	139,198
Shares to be issued for deferred compensation obligations	4,623	4,592
Retained earnings	41,105	39,960
Accumulated other comprehensive income	5,018	221
Total shareholders’ equity	190,247	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,681,818	$1,668,112

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2016	2015
Interest income
Loans, including fees	$9,038	$9,025
AFS securities
Taxable	2,400	2,107
Nontaxable	1,485	1,482
Federal funds sold and other	158	139
Total interest income	13,081	12,753
Interest expense
Deposits	1,399	1,466
Borrowings	1,215	1,022
Total interest expense	2,614	2,488
Net interest income	10,467	10,265
Provision for loan losses	156	(726)
Net interest income after provision for loan losses	10,311	10,991
Noninterest income
Service charges and fees	1,213	1,163
Net gain on sale of mortgage loans	82	149
Earnings on corporate owned life insurance policies	188	187
Other	740	629
Total noninterest income	2,223	2,128
Noninterest expenses
Compensation and benefits	4,788	4,766
Furniture and equipment	1,468	1,314
Occupancy	758	721
Other	2,066	1,874
Total noninterest expenses	9,080	8,675
Income before federal income tax expense	3,454	4,444
Federal income tax expense	437	771
NET INCOME	$3,017	$3,673
Earnings per common share
Basic	$0.39	$0.47
Diluted	$0.38	$0.46
Cash dividends per common share	$0.24	$0.23

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2016	2015
Net income	$3,017	$3,673
Unrealized gains on AFS securities arising during the period	7,274	4,356
Tax effect (1)	(2,477)	(1,366)
Other comprehensive income, net of tax	4,797	2,990
Comprehensive income	$7,814	$6,663

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	3,673	2,990	6,663
Issuance of common stock	41,217	945	—	—	—	945
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	146	—	—	146
Common stock purchased for deferred compensation obligations	—	(100)	—	—	—	(100)
Common stock repurchased pursuant to publicly announced repurchase plan	(35,671)	(820)	—	—	—	(820)
Cash dividends paid ($0.23 per common share)	—	—	—	(1,775)	—	(1,775)
Balance, March 31, 2015	7,781,820	$138,903	$4,265	$34,001	$2,484	$179,653
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	3,017	4,797	7,814
Issuance of common stock	37,465	1,072	—	—	—	1,072
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	158	—	—	158
Common stock purchased for deferred compensation obligations	—	(97)	—	—	—	(97)
Common stock repurchased pursuant to publicly announced repurchase plan	(28,253)	(799)	—	—	—	(799)
Cash dividends paid ($0.24 per common share)	—	—	—	(1,872)	—	(1,872)
Balance, March 31, 2016	7,809,079	$139,501	$4,623	$41,105	$5,018	$190,247

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2016	2015
OPERATING ACTIVITIES
Net income	$3,017	$3,673
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	156	(726)
Depreciation	727	654
Amortization of OMSR	64	70
Amortization of acquisition intangibles	43	38
Net amortization of AFS securities	705	478
Net gain on sale of mortgage loans	(82)	(149)
Increase in cash value of corporate owned life insurance policies	(188)	(187)
Share-based payment awards under equity compensation plan	158	146
Origination of loans held-for-sale	(4,499)	(11,209)
Proceeds from loan sales	4,528	11,202
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(726)	(947)
Other assets	450	(207)
Accrued interest payable and other liabilities	322	(810)
Net cash provided by (used in) operating activities	4,675	2,026
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	19,452	14,419
Purchases	(2,606)	(48,215)
Net loan principal (originations) collections	(19,944)	18,149
Proceeds from sales of foreclosed assets	234	302
Purchases of premises and equipment	(665)	(943)
Purchases of corporate owned life insurance policies	—	(500)
Net cash provided by (used in) investing activities	(3,529)	(16,788)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2016	2015
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$8,944	$24,171
Net increase (decrease) in borrowed funds	(1,836)	(6,388)
Cash dividends paid on common stock	(1,872)	(1,775)
Proceeds from issuance of common stock	1,072	945
Common stock repurchased	(799)	(820)
Common stock purchased for deferred compensation obligations	(97)	(100)
Net cash provided by (used in) financing activities	5,412	16,033
Increase (decrease) in cash and cash equivalents	6,558	1,271
Cash and cash equivalents at beginning of period	21,569	19,906
Cash and cash equivalents at end of period	$28,127	$21,177
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,574	$2,462
Income taxes paid	—	1,393
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$89	$134

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Reclassifications: Certain amounts reported in the 2015 consolidated financial statements have been reclassified to conform with the 2016 presentation.
Restatements: In this Quarterly Report on Form 10-Q, certain prior period financial information has been restated due to an accounting correction. Impacted sections of the Consolidated Financial Statements include:

1.	Consolidated Statements of Income for the three month period ended March 31, 2015 and Consolidated Statements of Cash Flows for the three month period ended March 31, 2015; and

2.	Notes to Consolidated Financial Statements for the three month period ended March 31, 2015.
On the Consolidated Statements of Income, the effects of the restatement reduced loan interest and fee income by $659 and compensation and benefits were reduced by $659 for the three months ended March 31, 2015. The restatement did not impact net income for the three month period ended March 31, 2015.
All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated. For information related to the restatement, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Three Months Ended March 31
	2016	2015
Average number of common shares outstanding for basic calculation	7,795,294	7,773,428
Average potential effect of common shares in the Directors Plan (1)	184,461	177,001
Average number of common shares outstanding used to calculate diluted earnings per common share	7,979,755	7,950,429
Net income	$3,017	$3,673
Earnings per common share
Basic	$0.39	$0.47
Diluted	$0.38	$0.46

(1)	Exclusive of shares held in the Rabbi Trust

Note 3 – Accounting Standards Updates
Pending Accounting Standards Updates
ASU No. 2016-01: “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”
In January 2016, ASU No. 2016-01 set forth the following: 1) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value; 3) for public entities, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) for public entities, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is expected to have an impact on financial statement disclosures due to existing equity investments.
ASU No. 2016-02: “Leases (Topic 842)”
In February 2016, ASU No. 2016-02 was issued to create Topic 842 - Leases which will require recognition of lease assets and lease liabilities on the balance sheet for leases previously classified as operating leases. Accounting guidance is set forth for both lessee and lessor accounting. Under lessee accounting, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.
For finance leases, a lessee is required to do the following: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; 2) recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and 3) classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, a lessee is required to do the following: 1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position; 2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and 3) classify all cash payments within operating activities in the statement of cash flows.
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2016-07: “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition of the Equity Method of Accounting”
In March 2016, ASU No. 2016-07 eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Additionally, the update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on our operations or financial statement disclosures.

ASU No. 2016-09: “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”
In March 2016, ASU No. 2016-09 updated several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on our operations or financial statement disclosures.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,383	$57	$12	$24,428
States and political subdivisions	222,835	8,649	12	231,472
Auction rate money market preferred	3,200	—	393	2,807
Preferred stocks	3,800	—	454	3,346
Mortgage-backed securities	255,009	3,409	134	258,284
Collateralized mortgage obligations	127,570	2,206	254	129,522
Total	$636,797	$14,321	$1,259	$649,859

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,407	$13	$75	$24,345
States and political subdivisions	224,752	7,511	46	232,217
Auction rate money market preferred	3,200	—	334	2,866
Preferred stocks	3,800	—	501	3,299
Mortgage-backed securities	264,109	1,156	1,881	263,384
Collateralized mortgage obligations	134,080	1,136	1,191	134,025
Total	$654,348	$9,816	$4,028	$660,136
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2016 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$24,029	$354	$—	$—	$24,383
States and political subdivisions	31,685	66,833	91,042	33,275	—	222,835
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	255,009	255,009
Collateralized mortgage obligations	—	—	—	—	127,570	127,570
Total amortized cost	$31,685	$90,862	$91,396	$33,275	$389,579	$636,797
Fair value	$31,742	$93,332	$96,031	$34,795	$393,959	$649,859
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
Information pertaining to AFS securities with gross unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$12	$8,985	$—	$—	$12
States and political subdivisions	1	576	11	681	12
Auction rate money market preferred	—	—	393	2,807	393
Preferred stocks	—	—	454	3,346	454
Mortgage-backed securities	12	6,955	122	25,526	134
Collateralized mortgage obligations	—	—	254	30,281	254
Total	$25	$16,516	$1,234	$62,641	$1,259
Number of securities in an unrealized loss position:		4		17	21

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$75	$4,925	$75
States and political subdivisions	14	3,355	32	2,623	46
Auction rate money market preferred	—	—	334	2,866	334
Preferred stocks	—	—	501	3,299	501
Mortgage-backed securities	882	131,885	999	37,179	1,881
Collateralized mortgage obligations	415	53,441	776	26,717	1,191
Total	$1,311	$188,681	$2,717	$77,609	$4,028
Number of securities in an unrealized loss position:		36		26	62
As of March 31, 2016 and December 31, 2015, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of March 31, 2016 or December 31, 2015.

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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three months ended March 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(16)	—	(241)	(84)	—	(341)
Recoveries	89	92	50	54	—	285
Provision for loan losses	177	(85)	(9)	48	25	156
March 31, 2016	$2,421	$336	$3,130	$540	$1,073	$7,500

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$908	$—	$1,823	$—	$—	$2,731
Collectively evaluated for impairment	1,513	336	1,307	540	1,073	4,769
Total	$2,421	$336	$3,130	$540	$1,073	$7,500
Loans
Individually evaluated for impairment	$6,840	$4,065	$10,088	$34		$21,027
Collectively evaluated for impairment	463,465	111,621	239,230	34,948		849,264
Total	$470,305	$115,686	$249,318	$34,982		$870,291

	Allowance for Loan Losses
	Three Months Ended March 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,821	$216	$4,235	$645	$1,183	$10,100
Charge-offs	(17)	—	(50)	(93)	—	(160)
Recoveries	213	72	33	68	—	386
Provision for loan losses	(209)	(82)	(490)	91	(36)	(726)
March 31, 2015	$3,808	$206	$3,728	$711	$1,147	$9,600

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$829	$2	$1,989	$—	$—	$2,820
Collectively evaluated for impairment	1,342	327	1,341	522	1,048	4,580
Total	$2,171	$329	$3,330	$522	$1,048	$7,400
Loans
Individually evaluated for impairment	$7,969	$4,068	$10,266	$35		$22,338
Collectively evaluated for impairment	440,412	111,843	241,235	34,664		828,154
Total	$448,381	$115,911	$251,501	$34,699		$850,492
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	March 31, 2016
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$729	$729	$—	$—	$—
2 - High quality	10,638	9,950	20,588	4,469	1,608	6,077
3 - High satisfactory	99,591	25,599	125,190	27,867	11,771	39,638
4 - Low satisfactory	238,565	72,438	311,003	37,292	21,809	59,101
5 - Special mention	4,069	483	4,552	3,742	4,266	8,008
6 - Substandard	7,834	241	8,075	2,113	603	2,716
7 - Vulnerable	168	—	168	146	—	146
8 - Doubtful	—	—	—	—	—	—
Total	$360,865	$109,440	$470,305	$75,629	$40,057	$115,686

	December 31, 2015
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$499	$499	$—	$—	$—
2 - High quality	7,397	11,263	18,660	4,647	2,150	6,797
3 - High satisfactory	99,136	29,286	128,422	28,886	13,039	41,925
4 - Low satisfactory	222,431	62,987	285,418	37,279	22,166	59,445
5 - Special mention	4,501	473	4,974	3,961	1,875	5,836
6 - Substandard	9,941	256	10,197	1,623	139	1,762
7 - Vulnerable	211	—	211	146	—	146
8 - Doubtful	—	—	—	—	—	—
Total	$343,617	$104,764	$448,381	$76,542	$39,369	$115,911
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$859	$—	$55	$168	$1,082	$359,783	$360,865
Commercial other	231	—	—	—	231	109,209	109,440
Total commercial	1,090	—	55	168	1,313	468,992	470,305
Agricultural
Agricultural real estate	629	—	—	146	775	74,854	75,629
Agricultural other	79	—	—	—	79	39,978	40,057
Total agricultural	708	—	—	146	854	114,832	115,686
Residential real estate
Senior liens	1,665	134	—	702	2,501	199,836	202,337
Junior liens	43	—	—	—	43	8,941	8,984
Home equity lines of credit	303	—	—	—	303	37,694	37,997
Total residential real estate	2,011	134	—	702	2,847	246,471	249,318
Consumer
Secured	24	—	—	—	24	31,500	31,524
Unsecured	4	—	—	—	4	3,454	3,458
Total consumer	28	—	—	—	28	34,954	34,982
Total	$3,837	$134	$55	$1,016	$5,042	$865,249	$870,291

	December 31, 2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$505	$281	$—	$211	$997	$342,620	$343,617
Commercial other	18	—	—	—	18	104,746	104,764
Total commercial	523	281	—	211	1,015	447,366	448,381
Agricultural
Agricultural real estate	196	890	—	146	1,232	75,310	76,542
Agricultural other	—	—	—	—	—	39,369	39,369
Total agricultural	196	890	—	146	1,232	114,679	115,911
Residential real estate
Senior liens	1,551	261	—	429	2,241	199,622	201,863
Junior liens	40	8	—	6	54	9,325	9,379
Home equity lines of credit	225	—	—	—	225	40,034	40,259
Total residential real estate	1,816	269	—	435	2,520	248,981	251,501
Consumer
Secured	27	—	—	—	27	30,839	30,866
Unsecured	4	—	—	—	4	3,829	3,833
Total consumer	31	—	—	—	31	34,668	34,699
Total	$2,566	$1,440	$—	$792	$4,798	$845,694	$850,492
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	March 31, 2016			December 31, 2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$5,856	$5,976	$906	$5,659	$5,777	$818
Commercial other	96	96	2	8	8	11
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	335	335	2
Residential real estate senior liens	9,832	10,596	1,796	9,996	10,765	1,959
Residential real estate junior liens	135	145	27	143	163	30
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total impaired loans with a valuation allowance	15,919	16,813	2,731	16,141	17,048	2,820
Impaired loans without a valuation allowance
Commercial real estate	807	940		2,122	2,256
Commercial other	81	92		180	191
Agricultural real estate	3,546	3,546		3,549	3,549
Agricultural other	519	519		184	184
Home equity lines of credit	121	421		127	434
Consumer secured	34	34		35	35
Total impaired loans without a valuation allowance	5,108	5,552		6,197	6,649
Impaired loans
Commercial	6,840	7,104	908	7,969	8,232	829
Agricultural	4,065	4,065	—	4,068	4,068	2
Residential real estate	10,088	11,162	1,823	10,266	11,362	1,989
Consumer	34	34	—	35	35	—
Total impaired loans	$21,027	$22,365	$2,731	$22,338	$23,697	$2,820

The following is a summary of information pertaining to impaired loans for the three month periods ended:

	March 31, 2016		March 31, 2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,758	$84	$7,277	$91
Commercial other	52	1	594	10
Agricultural real estate	—	—	44	1
Agricultural other	168	—	—	—
Residential real estate senior liens	9,914	100	11,611	118
Residential real estate junior liens	139	1	258	2
Home equity lines of credit	—	—	125	—
Consumer secured	—	—	52	1
Total impaired loans with a valuation allowance	16,031	186	19,961	223
Impaired loans without a valuation allowance
Commercial real estate	1,465	19	3,405	61
Commercial other	131	2	130	3
Agricultural real estate	3,548	45	1,481	21
Agricultural other	352	6	56	1
Home equity lines of credit	124	4	120	6
Consumer secured	35	1	5	—
Total impaired loans without a valuation allowance	5,655	77	5,197	92
Impaired loans
Commercial	7,406	106	11,406	165
Agricultural	4,068	51	1,581	23
Residential real estate	10,177	105	12,114	126
Consumer	35	1	57	1
Total impaired loans	$21,686	$263	$25,158	$315
As of March 31, 2016 and December 31, 2015, we had no commitments to advance in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	4	$514	$514
Residential real estate
Senior liens	2	26	26	2	238	238
Home equity lines of credit	—	—	—	1	94	94
Total residential real estate	2	26	26	3	332	332
Consumer unsecured	1	2	2	—	—	—
Total	3	$28	$28	7	$846	$846
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	2	$183	2	$331
Residential real estate
Senior liens	2	26	—	—	1	49	1	189
Home equity lines of credit	—	—	—	—	—	—	1	94
Total residential real estate	2	26	—	—	1	49	2	283
Consumer unsecured	—	—	1	2	—	—	—	—
Total	2	$26	1	$2	3	$232	4	$614
We did not restructure any loans by forgiving principal or accrued interest in the three month periods ended March 31, 2016 or 2015.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three month periods ended March 31, 2016 and 2015 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31 2016	December 31 2015
TDRs	$19,988	$21,325

Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31 2016	December 31 2015
FHLB Stock	$11,700	$11,700
Corporate Settlement Solutions, LLC	7,192	7,249
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	335	338
Total	$22,226	$22,286
Note 7 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets:

	March 31 2016	December 31 2015
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$35	$—
All other foreclosed assets	241	421
Total	$276	$421
Changes in foreclosed assets are summarized as follows during the three months ended March 31:

	2016	2015
Balance, January 1	$421	$885
Properties transferred	89	134
Proceeds from sale	(234)	(302)
Balance, March 31	$276	$717
There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of March 31, 2016.
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
FHLB advances	$245,000	1.94%	$235,000	1.93%
Securities sold under agreements to repurchase without stated maturity dates	58,096	0.13%	70,532	0.12%
Federal funds purchased	4,800	0.64%	4,200	0.75%
Total	$307,896	1.58%	$309,732	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Fixed rate due 2016	$20,000	1.62%	$30,000	1.25%
Variable rate due 2016	15,000	0.76%	15,000	0.62%
Fixed rate due 2017	50,000	1.56%	50,000	1.56%
Fixed rate due 2018	50,000	2.16%	50,000	2.16%
Fixed rate due 2019	60,000	1.99%	40,000	2.35%
Fixed rate due 2020	10,000	1.98%	10,000	1.98%
Fixed rate due 2021	30,000	2.26%	30,000	2.26%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Total	$245,000	1.94%	$235,000	1.93%
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $58,137 and $70,555 at March 31, 2016 and December 31, 2015, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
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

	March 31, 2016			March 31, 2015
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$61,783	$61,051	0.12%	$84,859	$79,052	0.13%
Federal funds purchased	4,800	4,696	0.69%	2,300	5,706	0.48%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2016	December 31 2015
Pledged to secure borrowed funds	$335,570	$339,078
Pledged to secure repurchase agreements	58,137	70,555
Pledged for public deposits and for other purposes necessary or required by law	38,465	39,038
Total	$432,172	$448,671
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2016	December 31 2015
States and political subdivisions	$2,393	$3,639
Mortgage-backed securities	20,781	23,075
Collateralized mortgage obligations	34,963	43,841
Total	$58,137	$70,555
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of available AFS securities to pledge to satisfy required collateral.
As of March 31, 2016, we had the ability to borrow up to an additional $107,598, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2016	2015
Director fees	$209	$198
FDIC insurance premiums	205	212
Audit and related fees	159	184
Marketing costs	155	112
Education and travel	123	92
Donations and community relations	111	143
Loan underwriting fees	108	88
Consulting fees	173	84
Postage and freight	106	98
Printing and supplies	78	102
All other	639	561
Total other	$2,066	$1,874
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2016	2015
Income taxes at 34% statutory rate	$1,174	$1,511
Effect of nontaxable income
Interest income on tax exempt municipal securities	(502)	(500)
Earnings on corporate owned life insurance policies	(64)	(64)
Effect of tax credits	(194)	(186)
Other	(18)	(26)
Total effect of nontaxable income	(778)	(776)
Effect of nondeductible expenses	41	36
Federal income tax expense	$437	$771

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
The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	35%
Discounted appraisal value	$7,825	Furniture, fixtures & equipment	35% - 45%
		Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 35%
Discounted appraisal value	$9,301	Furniture, fixtures & equipment	35% - 45%
		Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%
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
The lack of an active market, or other independent sources to validate fair value estimates coupled with the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. As the fair values of these investments are not readily determinable, they are not disclosed under a specific fair value hierarchy; however, they are reviewed quarterly for impairment. If we were to record an impairment adjustment related to these securities, it would be classified as a nonrecurring Level 3 fair value adjustment. During 2016 and 2015, there were no impairments recorded on equity securities without readily determinable fair values.
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	March 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$276	Real Estate	20% - 30%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$421	Real Estate	20% - 30%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluations.

Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2016 and 2015, there were no impairments recorded on goodwill and other acquisition intangibles.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2016
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$28,127	$28,127	$28,127	$—	$—
Mortgage loans AFS	1,240	1,250	—	1,250	—
Gross loans	870,291	861,103	—	—	861,103
Less allowance for loan and lease losses	7,500	7,500	—	—	7,500
Net loans	862,791	853,603	—	—	853,603
Accrued interest receivable	6,995	6,995	6,995	—	—
Equity securities without readily determinable fair values (1)	22,226	N/A	—	—	—
OMSR	2,403	2,403	—	2,403	—
LIABILITIES
Deposits without stated maturities	751,262	751,262	751,262	—	—
Deposits with stated maturities	422,245	422,049	—	422,049	—
Borrowed funds	307,896	311,927	—	311,927	—
Accrued interest payable	585	585	585	—	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,569	$21,569	$21,569	$—	$—
Mortgage loans AFS	1,187	1,210	—	1,210	—
Gross loans	850,492	839,398	—	—	839,398
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	843,092	831,998	—	—	831,998
Accrued interest receivable	6,269	6,269	6,269	—	—
Equity securities without readily determinable fair values (1)	22,286	N/A	—	—	—
OMSR	2,505	2,518	—	2,518	—
LIABILITIES
Deposits without stated maturities	741,683	741,683	741,683	—	—
Deposits with stated maturities	422,880	421,429	—	421,429	—
Borrowed funds	309,732	312,495	—	312,495	—
Accrued interest payable	545	545	545	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2016				December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$24,428	$—	$24,428	$—	$24,345	$—	$24,345	$—
States and political subdivisions	231,472	—	231,472	—	232,217	—	232,217	—
Auction rate money market preferred	2,807	—	2,807	—	2,866	—	2,866	—
Preferred stocks	3,346	3,346	—	—	3,299	3,299	—	—
Mortgage-backed securities	258,284	—	258,284	—	263,384	—	263,384	—
Collateralized mortgage obligations	129,522	—	129,522	—	134,025	—	134,025	—
Total AFS securities	649,859	3,346	646,513	—	660,136	3,299	656,837	—
Nonrecurring items
Impaired loans (net of the ALLL)	7,825	—	—	7,825	9,301	—	—	9,301
Foreclosed assets	276	—	—	276	421	—	—	421
Total	$657,960	$3,346	$646,513	$8,101	$669,858	$3,299	$656,837	$9,722
Percent of assets and liabilities measured at fair value		0.51%	98.26%	1.23%		0.49%	98.06%	1.45%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of March 31, 2016. Additionally, we had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of March 31, 2016.

Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2016			2015
	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Defined Benefit Pension Plan	Total
Balance, January 1	$3,536	$(3,315)	$221	$3,302	$(3,808)	$(506)
OCI before reclassifications	7,274	—	7,274	4,356	—	4,356
Amounts reclassified from AOCI	—	—	—	—	—	—
Subtotal	7,274	—	7,274	4,356	—	4,356
Tax effect	(2,477)	—	(2,477)	(1,366)	—	(1,366)
OCI, net of tax	4,797	—	4,797	2,990	—	2,990
Balance, March 31	$8,333	$(3,315)	$5,018	$6,292	$(3,808)	$2,484
Included in OCI for the three month periods ended March 31, 2016 and 2015 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2016			2015
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(12)	$7,286	$7,274	$340	$4,016	$4,356
Tax effect	—	(2,477)	(2,477)	—	(1,366)	(1,366)
Unrealized gains (losses), net of tax	$(12)	$4,809	$4,797	$340	$2,650	$2,990

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2016	December 31 2015
ASSETS
Cash on deposit at the Bank	$3,690	$4,125
AFS securities	255	257
Investments in subsidiaries	140,596	133,883
Premises and equipment	2,018	2,014
Other assets	53,163	53,396
TOTAL ASSETS	$199,722	$193,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$9,475	$9,704
Shareholders' equity	190,247	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$199,722	$193,675
Interim Condensed Statements of Income

	Three Months Ended March 31
	2016	2015
Income
Dividends from subsidiaries	$1,600	$1,600
Interest income	4	36
Management fee and other	1,524	1,452
Total income	3,128	3,088
Expenses
Compensation and benefits	1,200	1,190
Occupancy and equipment	430	410
Audit and related fees	96	101
Other	546	493
Total expenses	2,272	2,194
Income before income tax benefit and equity in undistributed earnings of subsidiaries	856	894
Federal income tax benefit	246	241
Income before equity in undistributed earnings of subsidiaries	1,102	1,135
Undistributed earnings of subsidiaries	1,915	2,538
Net income	$3,017	$3,673

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2016	2015
Operating activities
Net income	$3,017	$3,673
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(1,915)	(2,538)
Undistributed earnings of equity securities without readily determinable fair values	61	27
Share-based payment awards under equity compensation plan	158	146
Depreciation	41	36
Changes in operating assets and liabilities which provided (used) cash
Other assets	173	223
Accrued interest and other liabilities	(229)	(377)
Net cash provided by (used in) operating activities	1,306	1,190
Investing activities
Purchases of premises and equipment	(45)	(59)
Net cash provided by (used in) investing activities	(45)	(59)
Financing activities
Cash dividends paid on common stock	(1,872)	(1,775)
Proceeds from the issuance of common stock	1,072	945
Common stock repurchased	(799)	(820)
Common stock purchased for deferred compensation obligations	(97)	(100)
Net cash provided by (used in) financing activities	(1,696)	(1,750)
Increase (decrease) in cash and cash equivalents	(435)	(619)
Cash and cash equivalents at beginning of period	4,125	1,035
Cash and cash equivalents at end of period	$3,690	$416
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2016 and 2015 and each of the three month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three month periods ended March 31, 2016 and 2015. This analysis should be read in conjunction with our 2015 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2016 and 2015, we reported net income of $3,017 and $3,673 and earnings per common share of $0.39 and $0.47, respectively. While interest income for 2016 increased $328 in comparison to the same period in 2015, our net earnings declined as a result of growth in our commercial loan portfolio which contributed to an increase in the provision for loan losses. For the three month period ended March 31, 2016, the provision for loan losses was $156. Net loans charged-off during the first three months of 2016 were $56 as compared to net loan recoveries of $226 in the first three months of 2015. During the first quarter of 2015, we began to see a significant improvement in loan credit quality indicators through low levels of loans classified as less than satisfactory in addition to those considered to be nonperforming. This improvement along with net recoveries and a reduction in gross loans, resulted in a reversal of provision for loan losses of $726 for the three month period ended March 31, 2015.
During the three month period ended March 31, 2016, total assets grew by 0.82% to $1,681,818, and assets under management increased to $2,372,660 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $690,842. Total loans increased by $19,799 from December 31, 2015 which was largely driven by growth in the commercial portfolio. Growth in our residential mortgage and consumer loan portfolios has been challenging; however, we are implementing new products, enhancing our marketing efforts and streamlining delivery channels for direct and indirect loans. These initiatives are designed to generate growth by attracting new customers while expanding our relationships with current customers.
Our net yield on interest earning assets remains historically low at 2.98% for the three month period ended March 31, 2016. The growth in net interest income will increase only through continued growth in loans, investments, and other income earning assets. We do not anticipate that the Federal Reserve Bank will increase short term interest rates significantly in 2016; therefore, we do not anticipate any significant improvements in our net yield on interest earning assets in the short term. We are committed to increasing earnings and dedicated to providing long term sustainable growth to enable us to increase shareholder value.
Reclassifications: Certain amounts reported in the 2015 consolidated financial statements have been reclassified to conform with the 2016 presentation.
Restatements: In this Quarterly Report on Form 10-Q, certain prior period financial information has been restated due to an accounting correction. All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated. For information related the restatement, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
INCOME STATEMENT DATA
Interest income	$13,081	$13,023	$12,967	$12,759	$12,753
Interest expense	2,614	2,577	2,580	2,518	2,488
Net interest income	10,467	10,446	10,387	10,241	10,265
Provision for loan losses	156	(772)	(738)	(535)	(726)
Noninterest income	2,223	2,501	3,101	2,629	2,128
Noninterest expenses	9,080	9,885	9,161	8,330	8,675
Federal income tax expense	437	538	1,002	977	771
Net Income	$3,017	$3,296	$4,063	$4,098	$3,673
PER SHARE
Basic earnings	$0.39	$0.42	$0.52	$0.53	$0.47
Diluted earnings	$0.38	$0.41	$0.51	$0.52	$0.46
Dividends	$0.24	$0.24	$0.24	$0.23	$0.23
Tangible book value*	$17.47	$17.30	$17.06	$17.17	$16.84
Quoted market value
High	$29.90	$29.90	$23.85	$23.80	$23.50
Low	$27.25	$23.50	$22.75	$22.70	$22.00
Close*	$28.25	$29.90	$23.69	$23.75	$22.90
Common shares outstanding*	7,809,079	7,799,867	7,765,333	7,797,188	7,781,820
PERFORMANCE RATIOS
Return on average total assets	0.72%	0.81%	1.01%	1.04%	0.95%
Return on average shareholders' equity	6.37%	7.17%	9.03%	9.11%	8.27%
Return on average tangible shareholders' equity	8.88%	9.83%	12.18%	12.35%	11.30%
Net interest margin yield (FTE)	2.98%	3.04%	3.09%	3.11%	3.18%
BALANCE SHEET DATA*
Gross loans	$870,291	$850,492	$836,671	$831,831	$818,493
AFS securities	$649,859	$660,136	$628,612	$595,318	$605,208
Total assets	$1,681,818	$1,668,112	$1,619,250	$1,586,975	$1,571,575
Deposits	$1,173,507	$1,164,563	$1,128,003	$1,090,469	$1,098,655
Borrowed funds	$307,896	$309,732	$297,610	$307,599	$283,321
Shareholders' equity	$190,247	$183,971	$182,998	$178,025	$179,653
Gross loans to deposits	74.16%	73.03%	74.17%	76.28%	74.50%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$282,618	$287,029	$289,268	$289,089	$288,448
Assets managed by our Investment and Trust Services Department	$408,224	$405,109	$392,124	$400,827	$396,802
Total assets under management	$2,372,660	$2,360,250	$2,300,642	$2,276,891	$2,256,825
ASSET QUALITY*
Nonperforming loans to gross loans	0.12%	0.09%	0.10%	0.19%	0.44%
Nonperforming assets to total assets	0.08%	0.07%	0.09%	0.15%	0.27%
ALLL to gross loans	0.86%	0.87%	0.98%	1.09%	1.17%
CAPITAL RATIOS*
Shareholders' equity to assets	11.31%	11.03%	11.30%	11.22%	11.43%
Tier 1 leverage	8.44%	8.52%	8.54%	8.77%	8.74%
Common equity tier 1 capital	13.24%	13.44%	13.57%	13.93%	13.71%
Tier 1 risk-based capital	13.24%	13.44%	13.57%	13.93%	13.71%
Total risk-based capital	13.97%	14.17%	14.41%	14.86%	14.71%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2016	March 31 2015	March 31 2014	March 31 2013	March 31 2012
INCOME STATEMENT DATA
Interest income	$13,081	$12,753	$12,693	$12,602	$13,532
Interest expense	2,614	2,488	2,500	2,821	3,704
Net interest income	10,467	10,265	10,193	9,781	9,828
Provision for loan losses	156	(726)	(242)	300	461
Noninterest income	2,223	2,128	2,249	2,447	3,541
Noninterest expenses	9,080	8,675	8,815	8,265	8,901
Federal income tax expense	437	771	560	576	773
Net Income	$3,017	$3,673	$3,309	$3,087	$3,234
PER SHARE
Basic earnings	$0.39	$0.47	$0.43	$0.40	$0.43
Diluted earnings	$0.38	$0.46	$0.42	$0.39	$0.41
Dividends	$0.24	$0.23	$0.22	$0.21	$0.20
Tangible book value*	$17.47	$16.84	$15.82	$14.95	$14.15
Quoted market value
High	$29.90	$23.50	$23.94	$25.10	$24.50
Low	$27.25	$22.00	$22.25	$21.55	$22.30
Close*	$28.25	$22.90	$23.00	$25.00	$24.00
Common shares outstanding*	7,809,079	7,781,820	7,727,547	7,688,928	7,596,772
PERFORMANCE RATIOS
Return on average total assets	0.72%	0.95%	0.88%	0.86%	0.95%
Return on average shareholders' equity	6.37%	8.27%	8.04%	7.51%	8.29%
Return on average tangible shareholders' equity	8.88%	11.30%	10.92%	10.86%	12.19%
Net interest margin yield (FTE)	2.98%	3.18%	3.21%	3.25%	3.47%
BALANCE SHEET DATA*
Gross loans	$870,291	$818,493	$811,242	$769,574	$744,427
AFS securities	$649,859	$605,208	$555,144	$520,931	$471,655
Total assets	$1,681,818	$1,571,575	$1,513,371	$1,434,705	$1,369,220
Deposits	$1,173,507	$1,098,655	$1,065,935	$1,029,760	$989,126
Borrowed funds	$307,896	$283,321	$272,536	$232,410	$214,493
Shareholders' equity	$190,247	$179,653	$165,971	$165,308	$157,307
Gross loans to deposits	74.16%	74.50%	76.11%	74.73%	75.26%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$282,618	$288,448	$292,382	$301,476	$304,235
Assets managed by our Investment and Trust Services Department	$408,224	$396,802	$358,811	$336,632	$312,304
Total assets under management	$2,372,660	$2,256,825	$2,164,564	$2,072,813	$1,985,759
ASSET QUALITY*
Nonperforming loans to gross loans	0.12%	0.44%	0.65%	0.90%	0.94%
Nonperforming assets to total assets	0.08%	0.27%	0.42%	0.56%	0.64%
ALLL to gross loans	0.86%	1.17%	1.37%	1.55%	1.66%
CAPITAL RATIOS*
Shareholders' equity to assets	11.31%	11.43%	10.97%	11.52%	11.49%
Tier 1 leverage	8.44%	8.74%	8.38%	8.28%	8.19%
Common equity tier 1 capital	13.24%	13.71%	N/A	N/A	N/A
Tier 1 risk-based capital	13.24%	13.71%	13.89%	13.62%	13.20%
Total risk-based capital	13.97%	14.71%	15.14%	14.87%	14.45%
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

	March 31, 2016			December 31, 2015			March 31, 2015
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$857,784	$9,038	4.21%	$840,849	$8,969	4.27%	$825,025	$9,025	4.38%
Taxable investment securities	432,747	2,400	2.22%	416,451	2,398	2.30%	370,586	2,107	2.27%
Nontaxable investment securities	211,695	2,424	4.58%	213,885	2,447	4.58%	197,597	2,471	5.00%
Other	26,929	158	2.35%	26,430	156	2.36%	24,421	139	2.28%
Total earning assets	1,529,155	14,020	3.67%	1,497,615	13,970	3.73%	1,417,629	13,742	3.88%
NONEARNING ASSETS
Allowance for loan losses	(7,439)			(8,252)			(10,308)
Cash and demand deposits due from banks	17,769			18,254			17,624
Premises and equipment	28,253			28,408			26,307
Accrued income and other assets	100,770			100,563			97,795
Total assets	$1,668,508			$1,636,588			$1,549,047
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$208,309	42	0.08%	$197,043	39	0.08%	$194,636	39	0.08%
Savings deposits	342,540	144	0.17%	319,903	138	0.17%	270,792	92	0.14%
Time deposits	420,913	1,213	1.15%	426,229	1,268	1.19%	437,210	1,335	1.22%
Borrowed funds	310,637	1,215	1.56%	305,970	1,132	1.48%	283,535	1,022	1.44%
Total interest bearing liabilities	1,282,399	2,614	0.82%	1,249,145	2,577	0.83%	1,186,173	2,488	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	187,067			191,974			174,037
Other	9,592			11,466			11,087
Shareholders’ equity	189,450			184,003			177,750
Total liabilities and shareholders’ equity	$1,668,508			$1,636,588			$1,549,047
Net interest income (FTE)		$11,406			$11,393			$11,254
Net yield on interest earning assets (FTE)			2.98%			3.04%			3.18%
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

	Three Months Ended March 31, 2016 Compared to December 31, 2015 Increase (Decrease) Due to			Three Months Ended March 31, 2016 Compared to March 31, 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$179	$(110)	$69	$352	$(339)	$13
Taxable investment securities	92	(90)	2	346	(53)	293
Nontaxable investment securities	(25)	2	(23)	169	(216)	(47)
Other	3	(1)	2	15	4	19
Total changes in interest income	249	(199)	50	882	(604)	278
Changes in interest expense
Interest bearing demand deposits	2	1	3	3	—	3
Savings deposits	10	(4)	6	27	25	52
Time deposits	(16)	(39)	(55)	(49)	(73)	(122)
Borrowed funds	17	66	83	102	91	193
Total changes in interest expense	13	24	37	83	43	126
Net change in interest margin (FTE)	$236	$(223)	$13	$799	$(647)	$152
Our net yield on interest earning assets remains at historically low levels. The persistent low interest rate environment coupled with an increase in the concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin yield. During the remainder of 2016, we do not expect any significant change in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase as fast as those of interest earning assets. Net interest income will increase only through continued balance sheet growth.

	Average Yield / Rate for the Three Month Periods Ended:
	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Total earning assets	3.67%	3.73%	3.79%	3.81%	3.88%
Total interest bearing liabilities	0.82%	0.83%	0.84%	0.84%	0.84%
Net yield on interest earning assets (FTE)	2.98%	3.04%	3.09%	3.11%	3.18%

	Quarter to Date Net Interest Income (FTE)
	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Total interest income (FTE)	$14,020	$13,970	$13,919	$13,748	$13,742
Total interest expense	2,614	2,577	2,580	2,518	2,488
Net interest income (FTE)	$11,406	$11,393	$11,339	$11,230	$11,254

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended March 31:

	2016	2015	Variance
ALLL at beginning of period	$7,400	$10,100	$(2,700)
Charge-offs
Commercial and agricultural	16	17	(1)
Residential real estate	241	50	191
Consumer	84	93	(9)
Total charge-offs	341	160	181
Recoveries
Commercial and agricultural	181	285	(104)
Residential real estate	50	33	17
Consumer	54	68	(14)
Total recoveries	285	386	(101)
Net loan charge-offs	56	(226)	282
Provision for loan losses	156	(726)	882
ALLL at end of period	$7,500	$9,600	$(2,100)
Net loan charge-offs to average loans outstanding	0.01%	(0.03)%	0.04%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Total charge-offs	$341	$238	$210	$296	$160
Total recoveries	285	210	148	231	386
Net loan charge-offs	56	28	62	65	(226)
Net loan charge-offs to average loans outstanding	0.01%	—%	0.01%	0.01%	(0.03)%
Provision for loan losses	$156	$(772)	$(738)	$(535)	$(726)
Provision for loan losses to average loans outstanding	0.02%	(0.09)%	(0.09)%	(0.07)%	(0.09)%
ALLL	$7,500	$7,400	$8,200	$9,000	$9,600
ALLL as a % of loans at end of period	0.86%	0.87%	0.98%	1.08%	1.17%
During 2015, net loan recoveries and continued improvement in credit quality indicators resulted in a reduction of the ALLL in both amount and as a percentage of loans. Loan growth during 2016 and an increase in net loans charged-off led to an increase in the level of ALLL as of March 31, 2016.

The following table illustrates our changes within the two main components of the ALLL as of:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
ALLL
Individually evaluated for impairment	$2,731	$2,820	$3,217	$3,202	$3,361
Collectively evaluated for impairment	4,769	4,580	4,983	5,798	6,239
Total	$7,500	$7,400	$8,200	$9,000	$9,600
ALLL to gross loans
Individually evaluated for impairment	0.31%	0.33%	0.38%	0.38%	0.41%
Collectively evaluated for impairment	0.55%	0.54%	0.60%	0.70%	0.76%
Total	0.86%	0.87%	0.98%	1.08%	1.17%
While more volatile, loans individually evaluated for impairment have been relatively flat in recent quarters. The decline in loans collectively impaired during 2015 illustrates the downward trend we are experiencing in our overall level of ALLL to gross loans in 2015. As we anticipate continued loan growth during 2016, the level of those collectively evaluated for impairment is expected to increase provided there are no significant changes to the level of loans individually evaluated for impairment.
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

	Total Past Due and Nonaccrual Loans
	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Commercial and agricultural	$2,167	$2,247	$1,709	$2,407	$4,017
Residential real estate	2,847	2,520	2,030	2,995	2,965
Consumer	28	31	60	126	106
Total	$5,042	$4,798	$3,799	$5,528	$7,088
Total past due and nonaccrual loans to gross loans	0.58%	0.56%	0.45%	0.66%	0.87%
Lower levels of past due and nonaccrual status loans are the result of strengthened loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
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
We restructure debt with borrowers who, due to temporary financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of March 31, 2016 or December 31, 2015.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDR for the:

	Three Months Ended March 31, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	3	28	—	—	3	28
Principal advances (payments)	—	(277)	—	(8)	—	(285)
Loans paid-off	(4)	(978)	—	—	(4)	(978)
Partial charge-offs	—	—	—	(52)	—	(52)
Balances charged-off	(1)	(15)	—	—	(1)	(15)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(2)	(278)	2	278	—	—
March 31, 2016	151	$19,411	6	$577	157	$19,988

	Three Months Ended March 31, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	5	525	2	321	7	846
Principal advances (payments)	—	(198)	—	(37)	—	(235)
Loans paid-off	(8)	(920)	(3)	(500)	(11)	(1,420)
Partial charge-offs	—	—	—	(47)	—	(47)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(97)	(2)	(97)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(1)	(83)	1	83	—	—
March 31, 2015	152	$20,255	11	$2,133	163	$22,388
The following table summarizes our TDRs as of:

	March 31, 2016			December 31, 2015
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,038	$226	$18,264	$20,550	$146	$20,696	$(2,432)
Past due 30-59 days	1,373	130	1,503	357	—	357	1,146
Past due 60-89 days	—	—	—	24	—	24	(24)
Past due 90 days or more	—	221	221	—	248	248	(27)
Total	$19,411	$577	$19,988	$20,931	$394	$21,325	$(1,337)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2016			December 31, 2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,539	$6,778	$905	$7,619	$7,858	$818
Commercial other	177	188	2	188	199	11
Agricultural real estate	3,546	3,546	—	3,549	3,549	—
Agricultural other	519	519	—	519	519	2
Residential real estate senior liens	8,920	9,254	1,726	9,155	9,457	1,851
Residential real estate junior liens	132	132	26	133	133	28
Home equity lines of credit	121	421	—	127	427	—
Consumer secured	34	34	—	35	35	—
Total TDRs	19,988	20,872	2,659	21,325	22,177	2,710
Other impaired loans
Commercial real estate	124	138	1	162	175	—
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	912	1,341	70	841	1,308	108
Residential real estate junior liens	3	14	1	10	30	2
Home equity lines of credit	—	—	—	—	7	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	1,039	1,493	72	1,013	1,520	110
Total impaired loans	$21,027	$22,365	$2,731	$22,338	$23,697	$2,820
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Nonaccrual status loans	$1,016	$792	$796	$1,530	$3,422
Accruing loans past due 90 days or more	55	—	—	19	173
Total nonperforming loans	1,071	792	796	1,549	3,595
Foreclosed assets	276	421	601	873	717
Total nonperforming assets	$1,347	$1,213	$1,397	$2,422	$4,312
Nonperforming loans as a % of total loans	0.12%	0.09%	0.10%	0.19%	0.44%
Nonperforming assets as a % of total assets	0.08%	0.07%	0.09%	0.15%	0.27%
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
Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	March 31 2016	December 31 2015
Commercial and agricultural	$226	$232
Residential real estate	351	162
Total	$577	$394
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of March 31, 2016.
We believe that the level of the ALLL is appropriate as of March 31, 2016. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2016	2015	$	%
Service charges and fees
ATM and debit card fees	$597	$526	$71	13.50%
NSF and overdraft fees	418	447	(29)	(6.49)%
Freddie Mac servicing fee	183	179	4	2.23%
Service charges on deposit accounts	85	82	3	3.66%
Net OMSR income (loss)	(102)	(104)	2	N/M
All other	32	33	(1)	(3.03)%
Total service charges and fees	1,213	1,163	50	4.30%
Net gain on sale of mortgage loans	82	149	(67)	(44.97)%
Earnings on corporate owned life insurance policies	188	187	1	0.53%
Other
Trust and brokerage advisory fees	526	512	14	2.73%
Other	214	117	97	82.91%
Total other	740	629	111	17.65%
Total noninterest income	$2,223	$2,128	$95	4.46%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees have increased as a result of marketing incentives. While we do not anticipate significant changes to our ATM and debit fees, we do expect that fees will continue to increase in the remainder of 2016 as the usage of ATM and debit cards continues to increase.

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate NSF and overdraft fees in 2016 to approximate 2015 levels.

•
Offering rates on residential mortgage loans, decline in loan demand, and increased prepayment speeds have been the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). Mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity is anticipated to increase as a result of our various initiatives to drive growth. As such, we anticipate increases in origination volumes and in turn, gains on sale of mortgage loans if these loans are sold to the secondary market.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2016	2015	$	%
Compensation and benefits
Employee salaries	$3,394	$3,441	$(47)	(1.37)%
Employee benefits	1,394	1,325	69	5.21%
Total compensation and benefits	4,788	4,766	22	0.46%
Furniture and equipment
Service contracts	720	671	49	7.30%
Depreciation	533	475	58	12.21%
ATM and debit card fees	189	155	34	21.94%
All other	26	13	13	100.00%
Total furniture and equipment	1,468	1,314	154	11.72%
Occupancy
Depreciation	194	179	15	8.38%
Outside services	193	189	4	2.12%
Property taxes	145	132	13	9.85%
Utilities	141	160	(19)	(11.88)%
All other	85	61	24	39.34%
Total occupancy	758	721	37	5.13%
Other
Director fees	209	198	11	5.56%
FDIC insurance premiums	205	212	(7)	(3.30)%
Audit and related fees	159	184	(25)	(13.59)%
Marketing costs	155	112	43	38.39%
Education and travel	123	92	31	33.70%
Donations and community relations	111	143	(32)	(22.38)%
Loan underwriting fees	108	88	20	22.73%
Consulting fees	173	84	89	105.95%
Postage and freight	106	98	8	8.16%
Printing and supplies	78	102	(24)	(23.53)%
All other	639	561	78	13.90%
Total other	2,066	1,874	192	10.25%
Total noninterest expenses	$9,080	$8,675	$405	4.67%
Significant changes in noninterest expenses are detailed below:

•
We acquired two branches in mid-2015 which resulted in increased expenses in 2016 for most of the categories presented above. None of the increases are individually significant with the exception of marketing costs due to increased marketing efforts within the new markets.

•	We place a strong emphasis on employee development through continuous education. Education and travel expenses vary from year to year based on the timing of various programs that our employees attend.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. Donations and community relations fluctuate from period-to-period with 2016 expenses expected to approximate 2015 levels.

•
Consulting fees in 2016 increased as a result of outsourced operational functions related to our trust and investment services. As such, fees are expected to increase during 2016 and exceed 2015 levels.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2016	December 31 2015	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$28,127	$21,569	$6,558	30.40%
AFS securities
Amortized cost of AFS securities	636,797	654,348	(17,551)	(2.68)%
Unrealized gains (losses) on AFS securities	13,062	5,788	7,274	125.67%
AFS securities	649,859	660,136	(10,277)	(1.56)%
Mortgage loans AFS	1,240	1,187	53	4.47%
Loans
Gross loans	870,291	850,492	19,799	2.33%
Less allowance for loan and lease losses	7,500	7,400	100	1.35%
Net loans	862,791	843,092	19,699	2.34%
Premises and equipment	28,269	28,331	(62)	(0.22)%
Corporate owned life insurance policies	26,611	26,423	188	0.71%
Accrued interest receivable	6,995	6,269	726	11.58%
Equity securities without readily determinable fair values	22,226	22,286	(60)	(0.27)%
Goodwill and other intangible assets	48,785	48,828	(43)	(0.09)%
Other assets	6,915	9,991	(3,076)	(30.79)%
TOTAL ASSETS	$1,681,818	$1,668,112	$13,706	0.82%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,173,507	$1,164,563	$8,944	0.77%
Borrowed funds	307,896	309,732	(1,836)	(0.59)%
Accrued interest payable and other liabilities	10,168	9,846	322	3.27%
Total liabilities	1,491,571	1,484,141	7,430	0.50%
Shareholders’ equity	190,247	183,971	6,276	3.41%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,681,818	$1,668,112	$13,706	0.82%
The following table outlines the changes in loans:

	March 31 2016	December 31 2015	$ Change	% Change (unannualized)
Commercial	$470,305	$448,381	$21,924	4.89%
Agricultural	115,686	115,911	(225)	(0.19)%
Residential real estate	249,318	251,501	(2,183)	(0.87)%
Consumer	34,982	34,699	283	0.82%
Total	$870,291	$850,492	$19,799	2.33%
The following table displays loan balances as of:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Commercial	$470,305	$448,381	$434,823	$432,641	$419,722
Agricultural	115,686	115,911	116,293	113,134	107,299
Residential real estate	249,318	251,501	251,324	251,679	259,034
Consumer	34,982	34,699	34,231	34,377	32,438
Total	$870,291	$850,492	$836,671	$831,831	$818,493

While competition for commercial loans continues to be strong, we experienced growth in this segment of the portfolio during the first quarter of 2016 and anticipate continued growth in the remainder of 2016. Residential real estate loans were relatively flat and we anticipate growth in the remainder of 2016 as a result of initiatives designed to increase loan volume and the number of originations.
The following table outlines the changes in deposits:

	March 31 2016	December 31 2015	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$183,820	$191,376	$(7,556)	(3.95)%
Interest bearing demand deposits	215,327	212,666	2,661	1.25%
Savings deposits	352,115	337,641	14,474	4.29%
Certificates of deposit	323,350	324,101	(751)	(0.23)%
Brokered certificates of deposit	76,014	73,815	2,199	2.98%
Internet certificates of deposit	22,881	24,964	(2,083)	(8.34)%
Total	$1,173,507	$1,164,563	$8,944	0.77%
The following table displays deposit balances as of:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Noninterest bearing demand deposits	$183,820	$191,376	$181,782	$182,259	$176,160
Interest bearing demand deposits	215,327	212,666	197,476	193,680	197,364
Savings deposits	352,115	337,641	316,590	278,105	286,741
Certificates of deposit	323,350	324,101	328,806	330,226	333,554
Brokered certificates of deposit	76,014	73,815	76,948	78,853	76,671
Internet certificates of deposit	22,881	24,964	26,401	27,346	28,165
Total	$1,173,507	$1,164,563	$1,128,003	$1,090,469	$1,098,655
Deposit demand continues to be driven by non-contractual deposits while certificates of deposit gradually decline. Our significant growth in savings deposits during 2015 is the result of branch acquisitions. Growth is anticipated to continue to come in the form of non-contractual deposits, while certificates of deposit are expected to continue to decline but at a slower rate than the previous year.
The current interest rate environment has made it almost impossible to increase net interest income without increasing earning assets. When deposit growth outpaced loan demand, we deployed funds from deposit growth into purchases of AFS securities to provide additional interest income. In addition to utilizing deposits, we have also utilized borrowings and brokered deposits to fund earning assets. We anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Government sponsored enterprises	$24,428	$24,345	$24,368	$24,203	$24,397
States and political subdivisions	231,472	232,217	232,374	216,647	222,479
Auction rate money market preferred	2,807	2,866	2,707	2,719	2,775
Preferred stocks	3,346	3,299	3,192	3,230	6,324
Mortgage-backed securities	258,284	263,384	234,258	210,194	201,997
Collateralized mortgage obligations	129,522	134,025	131,713	138,325	147,236
Total	$649,859	$660,136	$628,612	$595,318	$605,208

The following table displays borrowed funds balances as of:

	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
FHLB advances	$245,000	$235,000	$215,000	$240,000	$217,000
Securities sold under agreements to repurchase without stated maturity dates	58,096	70,532	69,510	67,599	66,321
Federal funds purchased	4,800	4,200	13,100	—	—
Total	$307,896	$309,732	$297,610	$307,599	$283,321
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 37,465 shares or $1,072 of common stock during the first three months of 2016, as compared to 41,217 shares or $945 of common stock during the same period in 2015. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $158 and $146 during the three month periods ended March 31, 2016 and 2015, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 28,253 shares or $799 of common stock compared to 35,671 shares for $820 during the first three months of 2016 and 2015, respectively. As of March 31, 2016, we were authorized to repurchase up to an additional 130,405 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.44% as of March 31, 2016.
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

	March 31 2016	December 31 2015	Required
Common equity tier 1 capital	13.24%	13.44%	4.50%

Tier 1 capital	13.24%	13.44%	6.00%
Tier 2 capital	0.73%	0.73%	2.00%
Total Capital	13.97%	14.17%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At March 31, 2016, the Bank exceeded these minimum capital requirements.

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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31 2016	December 31 2015
Unfunded commitments under lines of credit	$141,658	$134,412
Commitments to grant loans	65,951	53,946
Commercial and standby letters of credit	937	915
Total	$208,546	$189,273
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
Our primary sources of liquidity are cash and cash equivalents and AFS securities. These categories totaled $677,986 or 40.31% of assets as of March 31, 2016 as compared to $681,705 or 40.87% as of December 31, 2015. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.

Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2016, we had available lines of credit of $107,598.
The following table summarizes our sources and uses of cash for the three month periods ended March 31:

	2016	2015	$ Variance
Net cash provided by (used in) operating activities	$4,675	$2,026	$2,649
Net cash provided by (used in) investing activities	(3,529)	(16,788)	13,259
Net cash provided by (used in) financing activities	5,412	16,033	(10,621)
Increase (decrease) in cash and cash equivalents	6,558	1,271	5,287
Cash and cash equivalents January 1	21,569	19,906	1,663
Cash and cash equivalents March 31	$28,127	$21,177	$6,950
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2016, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.

The following tables summarize our interest rate sensitivity for the 12 and 24 months as of:

	March 31, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.14)%	0.78%	1.67%	1.93%	2.42%	(1.64)%	1.14%	2.90%	3.67%	4.58%

	December 31, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.08)%	1.27%	2.00%	2.11%	2.23%	(1.77)%	2.00%	3.47%	4.02%	4.39%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2016 and December 31, 2015. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	March 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$11,457	$—	$—	$—	$—	$—	$11,457	$11,456
Average interest rates	0.04%	—%	—%	—%	—%	—%	0.04%
AFS securities	$172,251	$102,215	$77,930	$68,877	$70,050	$158,536	$649,859	$649,859
Average interest rates	2.00%	2.19%	2.11%	2.26%	2.39%	2.29%	2.18%
Fixed interest rate loans (1)	$127,134	$120,745	$99,780	$92,816	$87,306	$175,073	$702,854	$693,666
Average interest rates	4.54%	4.32%	4.30%	4.27%	4.24%	4.25%	4.32%
Variable interest rate loans (1)	$62,220	$24,993	$22,743	$15,136	$14,742	$27,603	$167,437	$167,437
Average interest rates	4.51%	4.31%	4.24%	3.62%	3.70%	3.69%	4.16%
Rate sensitive liabilities
Fixed rate borrowed funds	$102,896	$60,000	$60,000	$20,000	$10,000	$40,000	$292,896	$296,927
Average interest rates	0.76%	1.96%	2.01%	1.60%	1.98%	2.67%	1.62%
Variable rate borrowed funds	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Average interest rates	0.76%	—%	—%	—%	—%	—%	0.76%
Savings and NOW accounts	$82,197	$43,136	$38,732	$34,809	$31,317	$337,251	$567,442	$567,442
Average interest rates	0.59%	0.11%	0.11%	0.11%	0.11%	0.10%	0.18%
Fixed interest rate certificates of deposit	$198,667	$73,494	$63,312	$26,590	$33,997	$23,635	$419,695	$419,499
Average interest rates	0.93%	1.22%	1.28%	1.53%	1.59%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,088	$1,462	$—	$—	$—	$—	$2,550	$2,550
Average interest rates	0.52%	0.66%	—%	—%	—%	—%	0.60%

	December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,659	$100	$—	$—	$—	$—	$2,759	$2,758
Average interest rates	0.23%	0.35%	—%	—%	—%	—%	0.24%
AFS securities	$148,692	$120,692	$81,726	$73,541	$71,083	$164,402	$660,136	$660,136
Average interest rates	2.16%	2.11%	2.18%	2.25%	2.37%	2.43%	2.25%
Fixed interest rate loans (1)	$116,143	$130,873	$103,265	$83,457	$91,436	$156,784	$681,958	$670,864
Average interest rates	4.56%	4.42%	4.27%	4.36%	4.18%	4.28%	4.35%
Variable interest rate loans (1)	$61,672	$24,289	$24,359	$14,398	$16,842	$26,974	$168,534	$168,534
Average interest rates	4.08%	4.12%	4.19%	3.45%	3.40%	3.69%	3.92%
Rate sensitive liabilities
Fixed rate borrowed funds	$104,732	$50,000	$50,000	$40,000	$10,000	$40,000	$294,732	$297,495
Average interest rates	0.47%	1.56%	2.16%	2.35%	1.98%	2.67%	1.55%
Variable rate borrowed funds	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Average interest rates	0.62%	—%	—%	—%	—%	—%	0.62%
Savings and NOW accounts	$80,242	$42,064	$37,773	$33,950	$30,548	$325,730	$550,307	$550,307
Average interest rates	0.59%	0.11%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$190,500	$89,689	$63,167	$23,883	$33,012	$21,028	$421,279	$419,828
Average interest rates	0.92%	1.26%	1.27%	1.50%	1.59%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,358	$243	$—	$—	$—	$—	$1,601	$1,601
Average interest rates	0.49%	0.40%	—%	—%	—%	—%	0.48%
 (1) The fair value reported is exclusive of the allocation of the ALLL.
We do not believe that there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. As of the date of this report, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term and we do not expect to make material changes in those methods in the near term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2016, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The following table provides information for the three month period ended March 31, 2016, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				158,658
January 1 - 31	12,874	$28.43	12,874	145,784
February 1 - 29	11,672	28.36	11,672	134,112
March 1 - 31	3,707	27.79	3,707	130,405
Balance, March 31	28,253	$28.32	28,253	130,405
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
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

Isabella Bank Corporation

Date:	May 9, 2016	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2016	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)