Form 10-Q
period 2016-06-30
ISABELLA BANK CORP
filed 2016-08-05
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,833,893 as of August 1, 2016.

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

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	ISDA: International Swaps and Derivatives Association
ATM: Automated Teller Machine	JOBS Act: Jumpstart our Business Startups Act
BHC Act: Bank Holding Company Act of 1956	LIBOR: London Interbank Offered Rate
CFPB: Consumer Financial Protection Bureau	N/A: Not applicable
CIK: Central Index Key	N/M: Not meaningful
CRA: Community Reinvestment Act	NASDAQ: NASDAQ Stock Market Index
DIF: Deposit Insurance Fund	NASDAQ Banks: NASDAQ Bank Stock Index
DIFS: Department of Insurance and Financial Services	NAV: Net asset value
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NOW: Negotiable order of withdrawal
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	NSF: Non-sufficient funds
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI: Other comprehensive income (loss)
ESOP: Employee Stock Ownership Plan	OMSR: Originated mortgage servicing rights
Exchange Act: Securities Exchange Act of 1934	OREO: Other real estate owned
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDI Act: Federal Deposit Insurance Act	PBO: Projected benefit obligation
FDIC: Federal Deposit Insurance Corporation	PCAOB: Public Company Accounting Oversight Board
FFIEC: Federal Financial Institutions Examinations Council	Rabbi Trust: A trust established to fund the Directors Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities & Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2016	December 31 2015
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,673	$18,810
Interest bearing balances due from banks	7,361	2,759
Total cash and cash equivalents	27,034	21,569
AFS securities (amortized cost of $585,579 in 2016 and $654,348 in 2015)	602,463	660,136
Mortgage loans AFS	1,281	1,187
Loans
Commercial	500,374	448,381
Agricultural	126,517	115,911
Residential real estate	255,116	251,501
Consumer	37,587	34,699
Gross loans	919,594	850,492
Less allowance for loan and lease losses	7,600	7,400
Net loans	911,994	843,092
Premises and equipment	28,244	28,331
Corporate owned life insurance policies	25,802	26,423
Accrued interest receivable	5,791	6,269
Equity securities without readily determinable fair values	22,427	22,286
Goodwill and other intangible assets	48,741	48,828
Other assets	6,582	9,991
TOTAL ASSETS	$1,680,359	$1,668,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$192,194	$191,376
NOW accounts	197,590	212,666
Certificates of deposit under $100 and other savings	509,364	521,793
Certificates of deposit over $100	257,722	238,728
Total deposits	1,156,870	1,164,563
Borrowed funds	318,596	309,732
Accrued interest payable and other liabilities	9,760	9,846
Total liabilities	1,485,226	1,484,141
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,836,442 shares (including 18,151 shares held in the Rabbi Trust) in 2016 and 7,799,867 shares (including 19,401 shares held in the Rabbi Trust) in 2015	140,188	139,198
Shares to be issued for deferred compensation obligations	4,738	4,592
Retained earnings	42,640	39,960
Accumulated other comprehensive income	7,567	221
Total shareholders’ equity	195,133	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,680,359	$1,668,112

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Interest income
Loans, including fees	$9,317	$8,875	$18,355	$17,900
AFS securities
Taxable	2,303	2,238	4,703	4,345
Nontaxable	1,441	1,507	2,926	2,989
Federal funds sold and other	157	139	315	278
Total interest income	13,218	12,759	26,299	25,512
Interest expense
Deposits	1,418	1,459	2,817	2,925
Borrowings	1,260	1,059	2,475	2,081
Total interest expense	2,678	2,518	5,292	5,006
Net interest income	10,540	10,241	21,007	20,506
Provision for loan losses	12	(535)	168	(1,261)
Net interest income after provision for loan losses	10,528	10,776	20,839	21,767
Noninterest income
Service charges and fees	1,163	1,393	2,376	2,556
Net gain on sale of mortgage loans	127	166	209	315
Earnings on corporate owned life insurance policies	195	195	383	382
Net gains on sale of AFS securities	245	—	245	—
Other	1,022	875	1,762	1,504
Total noninterest income	2,752	2,629	4,975	4,757
Noninterest expenses
Compensation and benefits	4,684	4,340	9,472	9,106
Furniture and equipment	1,553	1,426	3,021	2,740
Occupancy	732	672	1,490	1,393
Other	2,249	1,892	4,315	3,766
Total noninterest expenses	9,218	8,330	18,298	17,005
Income before federal income tax expense	4,062	5,075	7,516	9,519
Federal income tax expense	655	977	1,092	1,748
NET INCOME	$3,407	$4,098	$6,424	$7,771
Earnings per common share
Basic	$0.44	$0.53	$0.82	$1.00
Diluted	$0.43	$0.52	$0.80	$0.98
Cash dividends per common share	$0.24	$0.23	$0.48	$0.46

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$3,407	$4,098	$6,424	$7,771
Unrealized gains (losses) on AFS securities arising during the period	4,067	(6,520)	11,341	(2,164)
Unrealized gains (losses) on derivative instruments arising during the period	(152)	—	(152)	—
Reclassification adjustment for net realized (gains) losses included in net income	(245)	—	(245)	—
Comprehensive income (loss) before income tax (expense) benefit	3,670	(6,520)	10,944	(2,164)
Tax effect (1)	(1,121)	2,165	(3,598)	799
Other comprehensive income, net of tax	2,549	(4,355)	7,346	(1,365)
Comprehensive income	$5,956	$(257)	$13,770	$6,406

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	7,771	(1,365)	6,406
Issuance of common stock	94,807	2,192	—	—	—	2,192
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	259	—	—	259
Common stock purchased for deferred compensation obligations	—	(165)	—	—	—	(165)
Common stock repurchased pursuant to publicly announced repurchase plan	(73,893)	(1,704)	—	—	—	(1,704)
Cash dividends paid ($0.46 per common share)	—	—	—	(3,557)	—	(3,557)
Balance, June 30, 2015	7,797,188	$139,201	$4,378	$36,317	$(1,871)	$178,025
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	6,424	7,346	13,770
Issuance of common stock	88,486	2,489	—	—	—	2,489
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	273	—	—	273
Common stock purchased for deferred compensation obligations	—	(164)	—	—	—	(164)
Common stock repurchased pursuant to publicly announced repurchase plan	(51,911)	(1,462)	—	—	—	(1,462)
Cash dividends paid ($0.48 per common share)	—	—	—	(3,744)	—	(3,744)
Balance, June 30, 2016	7,836,442	$140,188	$4,738	$42,640	$7,567	$195,133

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2016	2015
OPERATING ACTIVITIES
Net income	$6,424	$7,771
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	168	(1,261)
Impairment of foreclosed assets	—	22
Depreciation	1,438	1,272
Amortization of OMSR	165	186
Amortization of acquisition intangibles	87	76
Net amortization of AFS securities	1,427	986
Net (gains) losses on sale of AFS securities	(245)	—
Net gain on sale of mortgage loans	(209)	(315)
Increase in cash value of corporate owned life insurance policies	(383)	(382)
Share-based payment awards under equity compensation plan	273	259
Origination of loans held-for-sale	(10,810)	(25,231)
Proceeds from loan sales	10,925	25,418
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	478	382
Other assets	(667)	(1,765)
Accrued interest payable and other liabilities	(238)	126
Net cash provided by (used in) operating activities	8,833	7,544
INVESTING ACTIVITIES
Activity in AFS securities
Sales	35,664	—
Maturities, calls, and principal payments	58,145	42,200
Purchases	(26,222)	(73,134)
Net loan principal (originations) collections	(69,186)	4,071
Proceeds from sales of foreclosed assets	288	799
Purchases of premises and equipment	(1,351)	(1,546)
Purchases of corporate owned life insurance policies	—	(500)
Proceeds from redemption of corporate owned life insurance policies	1,004	—
Net cash provided by (used in) investing activities	(1,658)	(28,110)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2016	2015
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$(7,693)	$15,985
Net increase (decrease) in borrowed funds	8,864	17,890
Cash dividends paid on common stock	(3,744)	(3,557)
Proceeds from issuance of common stock	2,489	2,192
Common stock repurchased	(1,462)	(1,704)
Common stock purchased for deferred compensation obligations	(164)	(165)
Net cash provided by (used in) financing activities	(1,710)	30,641
Increase (decrease) in cash and cash equivalents	5,465	10,075
Cash and cash equivalents at beginning of period	21,569	19,906
Cash and cash equivalents at end of period	$27,034	$29,981
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,286	$5,042
Income taxes paid	600	2,143
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$116	$809

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Restatements: In this Quarterly Report on Form 10-Q, certain prior period financial information has been restated due to an accounting correction. Impacted sections of the Consolidated Financial Statements include:

1.	Consolidated Statements of Income for the three and six month periods ended June 30, 2015 and Consolidated Statements of Cash Flows for the six month period ended June 30, 2015; and

2.	Notes to Consolidated Financial Statements for the three and six month periods ended June 30, 2015.
On the Consolidated Statements of Income, the effects of the restatement reduced loan interest and fee income by $1,034 and $1,693, respectively, and compensation and benefits were reduced by $1,034 and $1,693, respectively, for the three and six month periods ended June 30, 2015. The restatement did not impact net income for the three and six month periods ended June 30, 2015.
All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments are reflected as the restated amounts. For information related to the restatement, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
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

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Average number of common shares outstanding for basic calculation	7,819,080	7,779,365	7,807,187	7,776,413
Average potential effect of common shares in the Directors Plan (1)	183,842	176,690	184,152	176,845
Average number of common shares outstanding used to calculate diluted earnings per common share	8,002,922	7,956,055	7,991,339	7,953,258
Net income	$3,407	$4,098	$6,424	$7,771
Earnings per common share
Basic	$0.44	$0.53	$0.82	$1.00
Diluted	$0.43	$0.52	$0.80	$0.98

(1)	Exclusive of shares held in the Rabbi Trust

Note 3 – Accounting Standards Updates
Pending Accounting Standards Updates
ASU No. 2016-01: “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”
In January 2016, ASU No. 2016-01 set forth the following: 1) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and when an impairment exists, an entity is required to measure the investment at fair value; 3) for public entities, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) for public entities, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a significant impact on our operations or financial statement disclosures due to existing equity investments.
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
ASU No. 2016-13: “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, ASU No. 2016-13 updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost which include loans, trade receivables, and any other financial assets with the contractual right to receive cash. Current GAAP require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Under the incurred loss approach entities are limited to a probable initial recognition threshold when credit losses are measured under GAAP, an entity generally only considers past events and current conditions in measuring the incurred loss.
In the new guidance, the incurred loss impairment methodology in current GAAP is replaced with a methodology that reflects expected credit losses. This methodology requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances which applies to assets measured either collectively or individually.
The update allows an entity to revert to historical loss information that is reflective of the contractual term (considering the effect of prepayments) for periods that are beyond the time frame for which the entity is able to develop reasonable and supportable forecasts. In addition, the disclosures of credit quality indicators in relation to the amortized cost of financing receivables, a current disclosure requirement, are further disaggregated by year of origination (or vintage). The vintage information will be useful for financial statement users to better assess changes in underwriting standards and credit quality trends in asset portfolios over time and the effect of those changes on credit losses.

Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update provides decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and is expected to have a significant impact our operations and financial statement disclosures as well as that of the banking industry as a whole.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,362	$9	$—	$10,371
States and political subdivisions	215,874	10,187	14	226,047
Auction rate money market preferred	3,200	—	81	3,119
Preferred stocks	3,800	—	394	3,406
Mortgage-backed securities	235,480	4,715	—	240,195
Collateralized mortgage obligations	116,863	2,512	50	119,325
Total	$585,579	$17,423	$539	$602,463

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,407	$13	$75	$24,345
States and political subdivisions	224,752	7,511	46	232,217
Auction rate money market preferred	3,200	—	334	2,866
Preferred stocks	3,800	—	501	3,299
Mortgage-backed securities	264,109	1,156	1,881	263,384
Collateralized mortgage obligations	134,080	1,136	1,191	134,025
Total	$654,348	$9,816	$4,028	$660,136
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2016 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$10,032	$330	$—	$—	$10,362
States and political subdivisions	30,337	71,821	83,398	30,318	—	215,874
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	235,480	235,480
Collateralized mortgage obligations	—	—	—	—	116,863	116,863
Total amortized cost	$30,337	$81,853	$83,728	$30,318	$359,343	$585,579
Fair value	$30,414	$84,966	$88,857	$32,181	$366,045	$602,463
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended June 30	Six Months Ended June 30
	2016	2016
Proceeds from sales of AFS securities	$35,664	$35,664
Gross realized gains (losses)	$245	$245
Applicable income tax expense (benefit)	$83	$83
We had no sales of AFS securities in the three and six month periods ended June 30, 2015.
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.

The following information pertains to AFS securities with gross unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position. There were no AFS securities with gross unrealized losses for less than twelve month as of June 30, 2016.

	June 30, 2016
	Twelve Months or More
	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$—
States and political subdivisions	14	439	14
Auction rate money market preferred	81	3,119	81
Preferred stocks	394	3,406	394
Mortgage-backed securities	—	—	—
Collateralized mortgage obligations	50	12,750	50
Total	$539	$19,714	$539
Number of securities in an unrealized loss position:		9	9

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$75	$4,925	$75
States and political subdivisions	14	3,355	32	2,623	46
Auction rate money market preferred	—	—	334	2,866	334
Preferred stocks	—	—	501	3,299	501
Mortgage-backed securities	882	131,885	999	37,179	1,881
Collateralized mortgage obligations	415	53,441	776	26,717	1,191
Total	$1,311	$188,681	$2,717	$77,609	$4,028
Number of securities in an unrealized loss position:		36		26	62
As of June 30, 2016 and December 31, 2015, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of June 30, 2016 or December 31, 2015.

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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2016	$2,421	$336	$3,130	$540	$1,073	$7,500
Charge-offs	(32)	—	(128)	(48)	—	(208)
Recoveries	189	—	45	62	—	296
Provision for loan losses	(459)	198	83	(13)	203	12
June 30, 2016	$2,119	$534	$3,130	$541	$1,276	$7,600

	Allowance for Loan Losses
	Six Months Ended June 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(48)	—	(369)	(132)	—	(549)
Recoveries	278	92	95	116	—	581
Provision for loan losses	(282)	113	74	35	228	168
June 30, 2016	$2,119	$534	$3,130	$541	$1,276	$7,600

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$811	$15	$1,776	$—	$—	$2,602
Collectively evaluated for impairment	1,308	519	1,354	541	1,276	4,998
Total	$2,119	$534	$3,130	$541	$1,276	$7,600
Loans
Individually evaluated for impairment	$6,714	$4,229	$9,431	$32		$20,406
Collectively evaluated for impairment	493,660	122,288	245,685	37,555		899,188
Total	$500,374	$126,517	$255,116	$37,587		$919,594

	Allowance for Loan Losses
	Three Months Ended June 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2015	$3,808	$206	$3,728	$711	$1,147	$9,600
Charge-offs	(11)	—	(205)	(80)	—	(296)
Recoveries	106	—	86	39	—	231
Provision for loan losses	(421)	157	(97)	(79)	(95)	(535)
June 30, 2015	$3,482	$363	$3,512	$591	$1,052	$9,000

	Allowance for Loan Losses
	Six Months Ended June 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,821	$216	$4,235	$645	$1,183	$10,100
Charge-offs	(28)	—	(255)	(173)	—	(456)
Recoveries	319	72	119	107	—	617
Provision for loan losses	(630)	75	(587)	12	(131)	(1,261)
June 30, 2015	$3,482	$363	$3,512	$591	$1,052	$9,000

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$829	$2	$1,989	$—	$—	$2,820
Collectively evaluated for impairment	1,342	327	1,341	522	1,048	4,580
Total	$2,171	$329	$3,330	$522	$1,048	$7,400
Loans
Individually evaluated for impairment	$7,969	$4,068	$10,266	$35		$22,338
Collectively evaluated for impairment	440,412	111,843	241,235	34,664		828,154
Total	$448,381	$115,911	$251,501	$34,699		$850,492

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	June 30, 2016
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$982	$982	$—	$—	$—
2 - High quality	11,359	10,318	21,677	3,963	1,428	5,391
3 - High satisfactory	100,031	31,861	131,892	24,288	11,052	35,340
4 - Low satisfactory	257,872	75,720	333,592	46,446	24,514	70,960
5 - Special mention	4,464	477	4,941	5,631	6,338	11,969
6 - Substandard	6,936	227	7,163	2,108	603	2,711
7 - Vulnerable	127	—	127	146	—	146
8 - Doubtful	—	—	—	—	—	—
Total	$380,789	$119,585	$500,374	$82,582	$43,935	$126,517

	December 31, 2015
	Commercial			Agricultural
	Real Estate	Other	Total	Real Estate	Other	Total
Rating
1 - Excellent	$—	$499	$499	$—	$—	$—
2 - High quality	7,397	11,263	18,660	4,647	2,150	6,797
3 - High satisfactory	99,136	29,286	128,422	28,886	13,039	41,925
4 - Low satisfactory	222,431	62,987	285,418	37,279	22,166	59,445
5 - Special mention	4,501	473	4,974	3,961	1,875	5,836
6 - Substandard	9,941	256	10,197	1,623	139	1,762
7 - Vulnerable	211	—	211	146	—	146
8 - Doubtful	—	—	—	—	—	—
Total	$343,617	$104,764	$448,381	$76,542	$39,369	$115,911
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$602	$291	$—	$127	$1,020	$379,769	$380,789
Commercial other	75	15	194	—	284	119,301	119,585
Total commercial	677	306	194	127	1,304	499,070	500,374
Agricultural
Agricultural real estate	441	—	—	146	587	81,995	82,582
Agricultural other	342	—	14	—	356	43,579	43,935
Total agricultural	783	—	14	146	943	125,574	126,517
Residential real estate
Senior liens	1,200	527	—	701	2,428	205,928	208,356
Junior liens	40	—	—	—	40	8,607	8,647
Home equity lines of credit	287	—	—	—	287	37,826	38,113
Total residential real estate	1,527	527	—	701	2,755	252,361	255,116
Consumer
Secured	22	—	—	—	22	33,958	33,980
Unsecured	1	—	—	—	1	3,606	3,607
Total consumer	23	—	—	—	23	37,564	37,587
Total	$3,010	$833	$208	$974	$5,025	$914,569	$919,594

	December 31, 2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$505	$281	$—	$211	$997	$342,620	$343,617
Commercial other	18	—	—	—	18	104,746	104,764
Total commercial	523	281	—	211	1,015	447,366	448,381
Agricultural
Agricultural real estate	196	890	—	146	1,232	75,310	76,542
Agricultural other	—	—	—	—	—	39,369	39,369
Total agricultural	196	890	—	146	1,232	114,679	115,911
Residential real estate
Senior liens	1,551	261	—	429	2,241	199,622	201,863
Junior liens	40	8	—	6	54	9,325	9,379
Home equity lines of credit	225	—	—	—	225	40,034	40,259
Total residential real estate	1,816	269	—	435	2,520	248,981	251,501
Consumer
Secured	27	—	—	—	27	30,839	30,866
Unsecured	4	—	—	—	4	3,829	3,833
Total consumer	31	—	—	—	31	34,668	34,699
Total	$2,566	$1,440	$—	$792	$4,798	$845,694	$850,492
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	June 30, 2016			December 31, 2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$5,729	$5,848	$801	$5,659	$5,777	$818
Commercial other	93	93	10	8	8	11
Agricultural real estate	181	181	15	—	—	—
Agricultural other	—	—	—	335	335	2
Residential real estate senior liens	9,183	9,959	1,750	9,996	10,765	1,959
Residential real estate junior liens	133	143	26	143	163	30
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total impaired loans with a valuation allowance	15,319	16,224	2,602	16,141	17,048	2,820
Impaired loans without a valuation allowance
Commercial real estate	820	973		2,122	2,256
Commercial other	72	83		180	191
Agricultural real estate	3,362	3,362		3,549	3,549
Agricultural other	686	686		184	184
Home equity lines of credit	115	415		127	434
Consumer secured	32	32		35	35
Total impaired loans without a valuation allowance	5,087	5,551		6,197	6,649
Impaired loans
Commercial	6,714	6,997	811	7,969	8,232	829
Agricultural	4,229	4,229	15	4,068	4,068	2
Residential real estate	9,431	10,517	1,776	10,266	11,362	1,989
Consumer	32	32	—	35	35	—
Total impaired loans	$20,406	$21,775	$2,602	$22,338	$23,697	$2,820

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended June 30
	2016		2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,793	$85	$7,052	$92
Commercial other	95	2	569	9
Agricultural real estate	91	2	44	—
Agricultural other	—	—	—	—
Residential real estate senior liens	9,508	93	10,805	99
Residential real estate junior liens	134	1	196	12
Home equity lines of credit	—	—	—	—
Consumer secured	—	—	46	1
Total impaired loans with a valuation allowance	15,621	183	18,712	213
Impaired loans without a valuation allowance
Commercial real estate	814	28	2,230	74
Commercial other	77	2	68	2
Agricultural real estate	3,454	43	1,545	20
Agricultural other	603	10	351	7
Home equity lines of credit	118	4	190	4
Consumer secured	33	1	—	—
Total impaired loans without a valuation allowance	5,099	88	4,384	107
Impaired loans
Commercial	6,779	117	9,919	177
Agricultural	4,148	55	1,940	27
Residential real estate	9,760	98	11,191	115
Consumer	33	1	46	1
Total impaired loans	$20,720	$271	$23,096	$320

	Six Months Ended June 30
	2016		2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,773	$169	$7,163	$183
Commercial other	74	3	581	19
Agricultural real estate	46	2	44	1
Agricultural other	84	—	—	—
Residential real estate senior liens	9,711	193	11,208	217
Residential real estate junior liens	137	2	227	14
Home equity lines of credit	—	—	63	—
Consumer secured	—	—	49	2
Total impaired loans with a valuation allowance	15,825	369	19,335	436
Impaired loans without a valuation allowance
Commercial real estate	1,139	47	2,818	135
Commercial other	104	4	99	5
Agricultural real estate	3,501	88	1,513	41
Agricultural other	477	16	204	8
Home equity lines of credit	121	8	155	10
Consumer secured	34	2	3	—
Total impaired loans without a valuation allowance	5,376	165	4,792	199
Impaired loans
Commercial	7,090	223	10,661	342
Agricultural	4,108	106	1,761	50
Residential real estate	9,969	203	11,653	241
Consumer	34	2	52	2
Total impaired loans	$21,201	$534	$24,127	$635
As of June 30, 2016 and December 31, 2015, we had no commitments to advance additional funds in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended June 30
	2016			2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	1	$71	$71
Agricultural other	3	201	201	7	770	770
Residential real estate
Senior liens	—	—	—	2	210	210
Junior liens	—	—	—	1	30	30
Home equity lines of credit	—	—	—	—	—	—
Total residential real estate	—	—	—	3	240	240
Consumer unsecured	—	—	—	—	—	—
Total	3	$201	$201	11	$1,081	$1,081

	Six Months Ended June 30
	2016			2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	—	$—	$—	5	$585	$585
Agricultural other	3	201	201	7	770	770
Residential real estate
Senior liens	2	26	26	4	448	448
Junior liens	—	—	—	1	30	30
Home equity lines of credit	—	—	—	1	94	94
Total residential real estate	2	26	26	6	572	572
Consumer unsecured	1	2	2	—	—	—
Total	6	$229	$229	18	$1,927	$1,927
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30
	2016				2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	1	$71	—	$—
Agricultural other	—	—	3	201	6	724	1	46
Residential real estate
Senior liens	—	—	—	—	—	—	2	210
Junior liens	—	—	—	—	—	—	1	30
Home equity lines of credit	—	—	—	—	—	—	—	—
Total residential real estate	—	—	—	—	—	—	3	240
Consumer unsecured	—	—	—	—	—	—	—	—
Total	—	$—	3	$201	7	$795	4	$286

	Six Months Ended June 30
	2016				2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	—	$—	3	$254	2	$331
Agricultural other	—	—	3	201	6	724	1	46
Residential real estate
Senior liens	2	26	—	—	1	50	3	398
Junior liens	—	—	—	—	—	—	1	30
Home equity lines of credit	—	—	—	—	—	—	1	94
Total residential real estate	2	26	—	—	1	50	5	522
Consumer unsecured	—	—	1	2	—	—	—	—
Total	2	$26	4	$203	10	$1,028	8	$899
We did not restructure any loans by forgiving principal or accrued interest in the three and six month periods ended June 30, 2016 or 2015.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six month periods ended June 30, 2016 which were modified within 12 months prior to the default date. Following is a summary of loans that defaulted in the three and six month periods ended June 30, 2015, which were modified within 12 months prior to the default date:

	Three Months Ended June 30, 2015				Six Months Ended June 30, 2015
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Residential real estate junior liens	1	$39	$39	$—	1	$39	$39	$—
The following is a summary of TDR loan balances as of:

	June 30, 2016	December 31, 2015
TDRs	$19,430	$21,325
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2016	December 31 2015
FHLB Stock	$11,700	$11,700
Corporate Settlement Solutions, LLC	7,393	7,249
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	335	338
Total	$22,427	$22,286

Note 7 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets:

	June 30 2016	December 31 2015
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$35	$—
All other foreclosed assets	214	421
Total	$249	$421
Below is a summary of changes in foreclosed assets during the:

	Three Months Ended June 30
	2016	2015
Balance, April 1	$276	$717
Properties transferred	27	675
Impairments	—	(22)
Proceeds from sale	(54)	(497)
Balance, June 30	$249	$873

	Six Months Ended June 30
	2016	2015
Balance, January 1	$421	$885
Properties transferred	116	809
Impairments	—	(22)
Proceeds from sale	(288)	(799)
Balance, June 30	$249	$873
There were $290 consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of June 30, 2016.
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
FHLB advances	$265,000	1.87%	$235,000	1.93%
Securities sold under agreements to repurchase without stated maturity dates	53,596	0.13%	70,532	0.12%
Federal funds purchased	—	—%	4,200	0.75%
Total	$318,596	1.58%	$309,732	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Fixed rate due 2016	$35,000	1.20%	$30,000	1.25%
Variable rate due 2016	—	—%	15,000	0.62%
Fixed rate due 2017	50,000	1.56%	50,000	1.56%
Fixed rate due 2018	50,000	2.16%	50,000	2.16%
Fixed rate due 2019	60,000	1.99%	40,000	2.35%
Fixed rate due 2020	10,000	1.98%	10,000	1.98%
Fixed rate due 2021	40,000	2.01%	30,000	2.26%
Variable rate due 2021 [1]	10,000	0.93%	—	—%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Total	$265,000	1.87%	$235,000	1.93%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $58,137 and $70,555 at June 30, 2016 and December 31, 2015, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances for the:

	Three Months Ended June 30
	2016			2015
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$57,032	$56,010	0.13%	$67,599	$63,294	0.13%
Federal funds purchased	11,800	12,294	0.69%	12,600	5,770	0.52%

	Six Months Ended June 30
	2016			2015
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$61,783	$58,531	0.13%	$84,859	$71,129	0.13%
Federal funds purchased	11,800	8,495	0.69%	12,600	5,738	0.50%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2016	December 31 2015
Pledged to secure borrowed funds	$335,570	$339,078
Pledged to secure repurchase agreements	58,137	70,555
Pledged for public deposits and for other purposes necessary or required by law	38,465	39,038
Total	$432,172	$448,671

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2016	December 31 2015
States and political subdivisions	$2,393	$3,639
Mortgage-backed securities	20,781	23,075
Collateralized mortgage obligations	34,963	43,841
Total	$58,137	$70,555
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of available AFS securities to pledge to satisfy required collateral.
As of June 30, 2016, we had the ability to borrow up to an additional $106,677, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Derivative Instruments
During the quarter ended June 30, 2016, we began to enter into interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swaps, associated with our variable rate borrowings, are designated upon inception as cash flow hedges of forecasted interest payments. We enter into LIBOR-based interest rate swaps that involve the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
Cash flow hedges are assessed for effectiveness using regression analysis. The effective portion of changes in fair value are recorded in OCI and subsequently reclassified into interest expense in the same period in which the related interest on the variable rate borrowings affects earnings. In the event that a portion of the changes in fair value were determined to be ineffective, the ineffective amount would be recorded in earnings.
The following table provides information on derivatives related to variable rate borrowings as of June 30, 2016.

	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.9	$10,000	Other liabilities	$(152)
Derivatives contain an element of credit risk which arises from the possibility that we will incur a loss as a result of a counterparty failing to meet its contractual obligations. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. We also manage dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparties limits. We do not anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Director fees	$214	$206	$423	$404
FDIC insurance premiums	217	203	422	415
Consulting fees	196	133	369	217
Audit and related fees	186	175	345	359
Education and travel	138	136	261	228
Marketing costs	103	114	258	226
Donations and community relations	129	114	240	257
Loan underwriting fees	127	62	235	150
Postage and freight	91	92	197	190
Printing and supplies	105	96	183	198
Legal fees	92	93	158	152
All other	651	468	1,224	970
Total other	$2,249	$1,892	$4,315	$3,766
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Income taxes at 34% statutory rate	$1,381	$1,725	$2,555	$3,236
Effect of nontaxable income
Interest income on tax exempt municipal securities	(486)	(510)	(988)	(1,010)
Earnings on corporate owned life insurance policies	(66)	(66)	(130)	(130)
Effect of tax credits	(193)	(181)	(387)	(367)
Other	(18)	(26)	(36)	(52)
Total effect of nontaxable income	(763)	(783)	(1,541)	(1,559)
Effect of nondeductible expenses	37	35	78	71
Federal income tax expense	$655	$977	$1,092	$1,748

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
The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	35% - 50%
Discounted appraisal value	$7,687	Furniture, fixtures & equipment	45%
		Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 35%
Discounted appraisal value	$9,301	Furniture, fixtures & equipment	35% - 45%
		Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	June 30, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$249	Real Estate	20% - 30%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$421	Real Estate	20% - 30%
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
Derivative instruments: Derivative instruments, existing solely of interest rate swaps, are recorded at fair value on a recurring basis. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on our Consolidated Balance Sheets with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. The fair value of a derivative is determined by quoted market prices and model based valuation techniques. As such, we classify derivative instruments as Level 2.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2016
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$27,034	$27,034	$27,034	$—	$—
Mortgage loans AFS	1,281	1,302	—	1,302	—
Gross loans	919,594	909,607	—	—	909,607
Less allowance for loan and lease losses	7,600	7,600	—	—	7,600
Net loans	911,994	902,007	—	—	902,007
Accrued interest receivable	5,791	5,791	5,791	—	—
Equity securities without readily determinable fair values (1)	22,427	N/A	—	—	—
OMSR	2,176	2,176	—	2,176	—
LIABILITIES
Deposits without stated maturities	720,928	720,928	720,928	—	—
Deposits with stated maturities	435,942	435,730	—	435,730	—
Borrowed funds	318,596	322,475	—	322,475	—
Accrued interest payable	551	551	551	—	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,569	$21,569	$21,569	$—	$—
Mortgage loans AFS	1,187	1,210	—	1,210	—
Gross loans	850,492	839,398	—	—	839,398
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	843,092	831,998	—	—	831,998
Accrued interest receivable	6,269	6,269	6,269	—	—
Equity securities without readily determinable fair values (1)	22,286	N/A	—	—	—
OMSR	2,505	2,518	—	2,518	—
LIABILITIES
Deposits without stated maturities	741,683	741,683	741,683	—	—
Deposits with stated maturities	422,880	421,429	—	421,429	—
Borrowed funds	309,732	312,495	—	312,495	—
Accrued interest payable	545	545	545	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2016				December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$10,371	$—	$10,371	$—	$24,345	$—	$24,345	$—
States and political subdivisions	226,047	—	226,047	—	232,217	—	232,217	—
Auction rate money market preferred	3,119	—	3,119	—	2,866	—	2,866	—
Preferred stocks	3,406	3,406	—	—	3,299	3,299	—	—
Mortgage-backed securities	240,195	—	240,195	—	263,384	—	263,384	—
Collateralized mortgage obligations	119,325	—	119,325	—	134,025	—	134,025	—
Total AFS securities	602,463	3,406	599,057	—	660,136	3,299	656,837	—
Derivative instruments	(152)	—	(152)	—	—	—	—	—
Nonrecurring items
Impaired loans (net of the ALLL)	7,687	—	—	7,687	9,301	—	—	9,301
Foreclosed assets	249	—	—	249	421	—	—	421
Total	$610,247	$3,406	$598,905	$7,936	$669,858	$3,299	$656,837	$9,722
Percent of assets and liabilities measured at fair value		0.56%	98.14%	1.30%		0.49%	98.06%	1.45%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of June 30, 2016. Additionally, we had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of June 30, 2016.
Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2016				2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, April 1	$8,333	$—	$(3,315)	$5,018	$6,292	$—	$(3,808)	$2,484
OCI before reclassifications	4,067	(152)	—	3,915	(6,520)	—	—	(6,520)
Amounts reclassified from AOCI	(245)	—	—	(245)	—	—	—	—
Subtotal	3,822	(152)	—	3,670	(6,520)	—	—	(6,520)
Tax effect	(1,173)	52	—	(1,121)	2,165	—	—	2,165
OCI, net of tax	2,649	(100)	—	2,549	(4,355)	—	—	(4,355)
Balance, June 30	$10,982	$(100)	$(3,315)	$7,567	$1,937	$—	$(3,808)	$(1,871)

	Six Months Ended June 30
	2016				2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$3,536	$—	$(3,315)	$221	$3,302	$—	$(3,808)	$(506)
OCI before reclassifications	11,341	(152)	—	11,189	(2,164)	—	—	(2,164)
Amounts reclassified from AOCI	(245)	—	—	(245)	—	—	—	—
Subtotal	11,096	(152)	—	10,944	(2,164)	—	—	(2,164)
Tax effect	(3,650)	52	—	(3,598)	799	—	—	799
OCI, net of tax	7,446	(100)	—	7,346	(1,365)	—	—	(1,365)
Balance, June 30	$10,982	$(100)	$(3,315)	$7,567	$1,937	$—	$(3,808)	$(1,871)
Included in OCI for the three and six month periods ended June 30, 2016 and 2015 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2016			2015
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$372	$3,695	$4,067	$360	$(6,880)	$(6,520)
Reclassification adjustment for net realized (gains) losses included in net income	—	(245)	(245)	—	—	—
Net unrealized gains (losses)	372	3,450	3,822	360	(6,880)	(6,520)
Tax effect	—	(1,173)	(1,173)	—	2,165	2,165
Unrealized gains (losses), net of tax	$372	$2,277	$2,649	$360	$(4,715)	$(4,355)

	Six Months Ended June 30
	2016			2015
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$360	$10,981	$11,341	$190	$(2,354)	$(2,164)
Reclassification adjustment for net realized (gains) losses included in net income	—	(245)	(245)	—	—	—
Net unrealized gains (losses)	360	10,736	11,096	190	(2,354)	(2,164)
Tax effect	—	(3,650)	(3,650)	—	799	799
Unrealized gains (losses), net of tax	$360	$7,086	$7,446	$190	$(1,555)	$(1,365)

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2016	December 31 2015
ASSETS
Cash on deposit at the Bank	$2,554	$4,125
AFS securities	253	257
Investments in subsidiaries	144,906	133,883
Premises and equipment	2,003	2,014
Other assets	53,429	53,396
TOTAL ASSETS	$203,145	$193,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$8,012	$9,704
Shareholders' equity	195,133	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,145	$193,675
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Income
Dividends from subsidiaries	$2,000	$1,700	$3,600	$3,300
Interest income	4	35	8	71
Management fee and other	1,758	1,602	3,282	3,054
Total income	3,762	3,337	6,890	6,425
Expenses
Compensation and benefits	1,184	1,240	2,384	2,430
Occupancy and equipment	413	401	843	811
Audit and related fees	100	114	196	215
Other	588	539	1,134	1,032
Total expenses	2,285	2,294	4,557	4,488
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,477	1,043	2,333	1,937
Federal income tax benefit	171	224	417	465
Income before equity in undistributed earnings of subsidiaries	1,648	1,267	2,750	2,402
Undistributed earnings of subsidiaries	1,759	2,831	3,674	5,369
Net income	$3,407	$4,098	$6,424	$7,771

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2016	2015
Operating activities
Net income	$6,424	$7,771
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(3,674)	(5,369)
Undistributed earnings of equity securities without readily determinable fair values	(141)	(65)
Share-based payment awards under equity compensation plan	273	259
Depreciation	81	74
Changes in operating assets and liabilities which provided (used) cash
Other assets	108	364
Accrued interest and other liabilities	(1,692)	(33)
Net cash provided by (used in) operating activities	1,379	3,001
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	3,000
Purchases of premises and equipment	(69)	(105)
Net cash provided by (used in) investing activities	(69)	2,895
Financing activities
Net increase (decrease) in borrowed funds	—	(211)
Cash dividends paid on common stock	(3,744)	(3,557)
Proceeds from the issuance of common stock	2,489	2,192
Common stock repurchased	(1,462)	(1,704)
Common stock purchased for deferred compensation obligations	(164)	(165)
Net cash provided by (used in) financing activities	(2,881)	(3,445)
Increase (decrease) in cash and cash equivalents	(1,571)	2,451
Cash and cash equivalents at beginning of period	4,125	1,035
Cash and cash equivalents at end of period	$2,554	$3,486
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2016 and 2015 and each of the three and six month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and six month periods ended June 30, 2016 and 2015. This analysis should be read in conjunction with our 2015 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2016, we reported net income of $3,407 and $6,424 and earnings per common share of $0.44 and $0.82, respectively. Net income and earnings per common share for the same periods of 2015 were $4,098 and $7,771 and $0.53 and $1.00, respectively. For the six month period ended June 30, 2016, the provision for loan losses was $168. Net loan recoveries during the first six months of 2016 were $32 as compared to net loan recoveries of $161 in the first six months of 2015. During the first six months of 2015, we experienced a significant improvement in loan credit quality indicators through low levels of loans classified as less than satisfactory in addition to those considered to be nonperforming. This improvement along with net recoveries and a reduction in gross loans, resulted in a reversal of provision for loan losses of $1,261 for the six month period ended June 30, 2015.
During the six month period ended June 30, 2016, total assets grew by 0.73% to $1,680,359, and assets under management increased to $2,372,079 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $691,720. Total loans increased by $69,102 from December 31, 2015 which was largely driven by growth in the commercial portfolio. Growth in our residential mortgage and consumer loan portfolios has been challenging; however, we have seen growth during the first six months of 2016. Our residential mortgage and consumer loan portfolios were $255,116 and $37,587 as of June 30, 2016 compared to $251,501 and $34,699 as of December 31, 2015, respectively. We implemented new products, enhanced our marketing efforts and streamlined delivery channels for direct and indirect loans in an effort to generate growth by attracting new customers while expanding our relationships with current customers.
Our net yield on interest earning assets remains historically low at 2.97% for the six month period ended June 30, 2016. The growth in net interest income will increase only through continued growth in a strategic mix of loans, investments, and other income earning assets. We do not anticipate that the Federal Reserve Bank will increase short term interest rates significantly in 2016; therefore, we do not anticipate any significant improvements in our net yield on interest earning assets in the short term. We are committed to increasing earnings and shareholder value through growth in our loan portfolio and increasing our geographical presence while managing operating costs.
Reclassifications: Certain amounts reported in the 2015 consolidated financial statements have been reclassified to conform with the 2016 presentation.
Restatements: In this Quarterly Report on Form 10-Q, certain prior period financial information has been restated due to an accounting correction. All amounts in this Quarterly Report on Form 10-Q affected by the restatement adjustments are reflected as the restated amounts. For information related to the restatement, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
INCOME STATEMENT DATA
Interest income	$13,218	$13,081	$13,023	$12,967	$12,759
Interest expense	2,678	2,614	2,577	2,580	2,518
Net interest income	10,540	10,467	10,446	10,387	10,241
Provision for loan losses	12	156	(772)	(738)	(535)
Noninterest income	2,752	2,223	2,501	3,101	2,629
Noninterest expenses	9,218	9,080	9,885	9,161	8,330
Federal income tax expense	655	437	538	1,002	977
Net Income	$3,407	$3,017	$3,296	$4,063	$4,098
PER SHARE
Basic earnings	$0.44	$0.39	$0.42	$0.52	$0.53
Diluted earnings	$0.43	$0.38	$0.41	$0.51	$0.52
Dividends	$0.24	$0.24	$0.24	$0.24	$0.23
Tangible book value*	$17.72	$17.47	$17.30	$17.06	$17.17
Quoted market value
High	$28.25	$29.90	$29.90	$23.85	$23.80
Low	$27.63	$27.25	$23.50	$22.75	$22.70
Close*	$27.90	$28.25	$29.90	$23.69	$23.75
Common shares outstanding*	7,836,442	7,809,079	7,799,867	7,765,333	7,797,188
PERFORMANCE RATIOS
Return on average total assets	0.81%	0.72%	0.81%	1.01%	1.04%
Return on average shareholders' equity	7.05%	6.37%	7.17%	9.03%	9.11%
Return on average tangible shareholders' equity	9.89%	8.88%	9.83%	12.18%	12.35%
Net interest margin yield (FTE)	2.97%	2.98%	3.04%	3.09%	3.11%
BALANCE SHEET DATA*
Gross loans	$919,594	$870,291	$850,492	$836,671	$831,831
AFS securities	$602,463	$649,859	$660,136	$628,612	$595,318
Total assets	$1,680,359	$1,681,818	$1,668,112	$1,619,250	$1,586,975
Deposits	$1,156,870	$1,173,507	$1,164,563	$1,128,003	$1,090,469
Borrowed funds	$318,596	$307,896	$309,732	$297,610	$307,599
Shareholders' equity	$195,133	$190,247	$183,971	$182,998	$178,025
Gross loans to deposits	79.49%	74.16%	73.03%	74.17%	76.28%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$275,958	$282,618	$287,029	$289,268	$289,089
Assets managed by our Investment and Trust Services Department	$415,762	$408,224	$405,109	$392,124	$400,827
Total assets under management	$2,372,079	$2,372,660	$2,360,250	$2,300,642	$2,276,891
ASSET QUALITY*
Nonperforming loans to gross loans	0.13%	0.12%	0.09%	0.10%	0.19%
Nonperforming assets to total assets	0.09%	0.08%	0.07%	0.09%	0.15%
ALLL to gross loans	0.83%	0.86%	0.87%	0.98%	1.08%
CAPITAL RATIOS*
Shareholders' equity to assets	11.61%	11.31%	11.03%	11.30%	11.22%
Tier 1 leverage	8.50%	8.44%	8.52%	8.54%	8.77%
Common equity tier 1 capital	13.08%	13.24%	13.44%	13.57%	13.94%
Tier 1 risk-based capital	13.08%	13.24%	13.44%	13.57%	13.94%
Total risk-based capital	13.80%	13.97%	14.17%	14.41%	14.88%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the six month periods ended:

	June 30 2016	June 30 2015	June 30 2014	June 30 2013	June 30 2012
INCOME STATEMENT DATA
Interest income	$26,299	$25,512	$25,318	$25,054	$26,902
Interest expense	5,292	5,006	4,968	5,602	7,133
Net interest income	21,007	20,506	20,350	19,452	19,769
Provision for loan losses	168	(1,261)	(442)	515	900
Noninterest income	4,975	4,757	4,683	5,183	6,085
Noninterest expenses	18,298	17,005	17,349	16,601	17,271
Federal income tax expense	1,092	1,748	1,252	1,219	1,445
Net Income	$6,424	$7,771	$6,874	$6,300	$6,238
PER SHARE
Basic earnings	$0.82	$1.00	$0.89	$0.82	$0.82
Diluted earnings	$0.80	$0.98	$0.87	$0.80	$0.80
Dividends	$0.48	$0.46	$0.44	$0.42	$0.40
Tangible book value*	$17.72	$17.17	$16.08	$15.19	$14.37
Quoted market value
High	$29.90	$23.80	$23.94	$26.00	$24.98
Low	$27.25	$22.00	$22.52	$21.60	$22.30
Close*	$27.90	$23.75	$22.95	$24.75	$24.85
Common shares outstanding*	7,836,442	7,797,188	7,735,156	7,703,589	7,602,545
PERFORMANCE RATIOS
Return on average total assets	0.77%	1.00%	0.91%	0.88%	0.92%
Return on average shareholders' equity	6.71%	8.69%	8.24%	7.63%	8.03%
Return on average tangible shareholders' equity	9.37%	11.71%	11.17%	10.98%	11.66%
Net interest margin yield (FTE)	2.97%	3.15%	3.21%	3.22%	3.47%
BALANCE SHEET DATA*
Gross loans	$919,594	$831,831	$819,253	$805,733	$756,433
AFS securities	$602,463	$595,318	$550,518	$499,424	$504,010
Total assets	$1,680,359	$1,586,975	$1,522,135	$1,451,415	$1,381,496
Deposits	$1,156,870	$1,090,469	$1,060,928	$1,021,424	$978,828
Borrowed funds	$318,596	$307,599	$279,457	$262,460	$234,132
Shareholders' equity	$195,133	$178,025	$171,099	$159,288	$159,855
Gross loans to deposits	79.49%	76.28%	77.22%	78.88%	77.28%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$275,958	$289,089	$290,590	$295,047	$306,337
Assets managed by our Investment and Trust Services Department	$415,762	$400,827	$374,092	$336,132	$311,760
Total assets under management	$2,372,079	$2,276,891	$2,186,817	$2,082,594	$1,999,593
ASSET QUALITY*
Nonperforming loans to gross loans	0.13%	0.19%	0.57%	0.52%	0.86%
Nonperforming assets to total assets	0.09%	0.15%	0.38%	0.36%	0.64%
ALLL to gross loans	0.83%	1.08%	1.31%	1.45%	1.63%
CAPITAL RATIOS*
Shareholders' equity to assets	11.61%	11.22%	11.24%	10.97%	11.57%
Tier 1 leverage	8.50%	8.77%	8.50%	8.38%	8.24%
Common equity tier 1 capital	13.08%	13.94%	N/A	N/A	N/A
Tier 1 risk-based capital	13.08%	13.94%	13.86%	13.60%	13.20%
Total risk-based capital	13.80%	14.88%	15.11%	14.85%	14.45%
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

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$893,282	$9,317	4.17%	$857,784	$9,038	4.21%	$822,631	$8,875	4.32%
Taxable investment securities	419,252	2,303	2.20%	432,747	2,400	2.22%	393,313	2,238	2.28%
Nontaxable investment securities	208,425	2,356	4.52%	211,695	2,424	4.58%	201,841	2,496	4.95%
Other	23,564	157	2.67%	26,929	158	2.35%	25,195	139	2.21%
Total earning assets	1,544,523	14,133	3.66%	1,529,155	14,020	3.67%	1,442,980	13,748	3.81%
NONEARNING ASSETS
Allowance for loan losses	(7,557)			(7,439)			(9,575)
Cash and demand deposits due from banks	17,942			17,769			17,406
Premises and equipment	28,363			28,253			26,231
Accrued income and other assets	101,341			100,770			97,813
Total assets	$1,684,612			$1,668,508			$1,574,855
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$204,044	40	0.08%	$208,309	42	0.08%	$190,957	37	0.08%
Savings deposits	340,251	144	0.17%	342,540	144	0.17%	277,049	96	0.14%
Time deposits	427,753	1,234	1.15%	420,913	1,213	1.15%	436,244	1,326	1.22%
Borrowed funds	320,337	1,260	1.57%	310,637	1,215	1.56%	299,987	1,059	1.41%
Total interest bearing liabilities	1,292,385	2,678	0.83%	1,282,399	2,614	0.82%	1,204,237	2,518	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	189,520			187,067			179,733
Other	9,360			9,592			10,873
Shareholders’ equity	193,347			189,450			180,012
Total liabilities and shareholders’ equity	$1,684,612			$1,668,508			$1,574,855
Net interest income (FTE)		$11,455			$11,406			$11,230
Net yield on interest earning assets (FTE)			2.97%			2.98%			3.11%

	Six Months Ended
	June 30, 2016			June 30, 2015
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$875,533	$18,355	4.19%	$823,829	$17,900	4.35%
Taxable investment securities	425,999	4,703	2.21%	381,950	4,345	2.28%
Nontaxable investment securities	210,060	4,779	4.55%	199,719	4,981	4.99%
Other	25,246	315	2.50%	24,808	278	2.24%
Total earning assets	1,536,838	28,152	3.66%	1,430,306	27,504	3.85%
NONEARNING ASSETS
Allowance for loan losses	(7,498)			(9,942)
Cash and demand deposits due from banks	17,857			17,516
Premises and equipment	28,308			26,269
Accrued income and other assets	101,039			97,803
Total assets	$1,676,544			$1,561,952
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$206,177	82	0.08%	$192,797	76	0.08%
Savings deposits	341,396	288	0.17%	273,921	188	0.14%
Time deposits	424,333	2,447	1.15%	436,727	2,661	1.22%
Borrowed funds	315,488	2,475	1.57%	291,761	2,081	1.43%
Total interest bearing liabilities	1,287,394	5,292	0.82%	1,195,206	5,006	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	188,242			176,885
Other	9,501			10,980
Shareholders’ equity	191,407			178,881
Total liabilities and shareholders’ equity	$1,676,544			$1,561,952
Net interest income (FTE)		$22,860			$22,498
Net yield on interest earning assets (FTE)			2.97%			3.15%
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

	Three Months Ended June 30, 2016 Compared to March 31, 2016 Increase (Decrease) Due to			Three Months Ended June 30, 2016 Compared to June 30, 2015 Increase (Decrease) Due to			Six Months Ended June 30, 2016 Compared to June 30, 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$371	$(92)	$279	$744	$(302)	$442	$1,098	$(643)	$455
Taxable investment securities	(74)	(23)	(97)	144	(79)	65	489	(131)	358
Nontaxable investment securities	(37)	(31)	(68)	79	(219)	(140)	250	(452)	(202)
Other	(21)	20	(1)	(9)	27	18	5	32	37
Total changes in interest income	239	(126)	113	958	(573)	385	1,842	(1,194)	648
Changes in interest expense
Interest bearing demand deposits	(1)	(1)	(2)	3	—	3	5	1	6
Savings deposits	(1)	1	—	24	24	48	52	48	100
Time deposits	20	1	21	(25)	(67)	(92)	(74)	(140)	(214)
Borrowed funds	38	7	45	75	126	201	177	217	394
Total changes in interest expense	56	8	64	77	83	160	160	126	286
Net change in interest margin (FTE)	$183	$(134)	$49	$881	$(656)	$225	$1,682	$(1,320)	$362
Our net yield on interest earning assets remains at historically low levels as a result of the persistent low interest rate environment. During the remainder of 2016, we expect our net yield on interest earning assets to increase slightly as a result of loan growth.

	Average Yield / Rate for the Three Month Periods Ended:
	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Total earning assets	3.66%	3.67%	3.73%	3.79%	3.81%
Total interest bearing liabilities	0.83%	0.82%	0.83%	0.84%	0.84%
Net yield on interest earning assets (FTE)	2.97%	2.98%	3.04%	3.09%	3.11%

	Quarter to Date Net Interest Income (FTE)
	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Total interest income (FTE)	$14,133	$14,020	$13,970	$13,919	$13,748
Total interest expense	2,678	2,614	2,577	2,580	2,518
Net interest income (FTE)	$11,455	$11,406	$11,393	$11,339	$11,230

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
ALLL at beginning of period	$7,500	$9,600	$7,400	$10,100
Charge-offs
Commercial and agricultural	32	11	48	28
Residential real estate	128	205	369	255
Consumer	48	80	132	173
Total charge-offs	208	296	549	456
Recoveries
Commercial and agricultural	189	106	370	391
Residential real estate	45	86	95	119
Consumer	62	39	116	107
Total recoveries	296	231	581	617
Net loan charge-offs	(88)	65	(32)	(161)
Provision for loan losses	12	(535)	168	(1,261)
ALLL at end of period	$7,600	$9,000	$7,600	$9,000
Net loan charge-offs to average loans outstanding	(0.01)%	0.01%	—%	(0.02)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Total charge-offs	$208	$341	$238	$210	$296
Total recoveries	296	285	210	148	231
Net loan charge-offs	(88)	56	28	62	65
Net loan charge-offs to average loans outstanding	(0.01)%	0.01%	—%	0.01%	0.01%
Provision for loan losses	$12	$156	$(772)	$(738)	$(535)
Provision for loan losses to average loans outstanding	—%	0.02%	(0.09)%	(0.09)%	(0.07)%
ALLL	$7,600	$7,500	$7,400	$8,200	$9,000
ALLL as a % of loans at end of period	0.83%	0.86%	0.87%	0.98%	1.08%
During 2015, net loan recoveries and continued improvement in credit quality indicators resulted in a reduction of the ALLL in both amount and as a percentage of loans. Loan growth during 2016 led to an increase in the level of ALLL as of June 30, 2016.

The following table illustrates our changes within the two main components of the ALLL as of:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
ALLL
Individually evaluated for impairment	$2,602	$2,731	$2,820	$3,217	$3,202
Collectively evaluated for impairment	4,998	4,769	4,580	4,983	5,798
Total	$7,600	$7,500	$7,400	$8,200	$9,000
ALLL to gross loans
Individually evaluated for impairment	0.28%	0.31%	0.33%	0.38%	0.38%
Collectively evaluated for impairment	0.55%	0.55%	0.54%	0.60%	0.70%
Total	0.83%	0.86%	0.87%	0.98%	1.08%
While more volatile, loans individually evaluated for impairment have been relatively flat in recent quarters. The lower levels of loans collectively impaired over the past year illustrates the downward trend we are experiencing in our overall level of ALLL to gross loans. As we anticipate continued loan growth during 2016, the level of those collectively evaluated for impairment is expected to increase provided there are no significant changes to the level of loans individually evaluated for impairment.
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

	Total Past Due and Nonaccrual Loans
	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Commercial and agricultural	$2,247	$2,167	$2,247	$1,709	$2,407
Residential real estate	2,755	2,847	2,520	2,030	2,995
Consumer	23	28	31	60	126
Total	$5,025	$5,042	$4,798	$3,799	$5,528
Total past due and nonaccrual loans to gross loans	0.55%	0.58%	0.56%	0.45%	0.66%
Continued low levels of past due and nonaccrual status loans are the result of strengthened loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has permitted certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant increase in the level of loans classified as TDRs. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual status. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed on nonaccrual status may be placed back on accrual status after six months of continued performance.
We restructure debt with borrowers who, due to temporary financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of June 30, 2016 or December 31, 2015.

Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDR for the:

	Three Months Ended June 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2016	151	$19,411	6	$577	157	$19,988
New modifications	3	201	—	—	3	201
Principal advances (payments)	—	(350)	—	(9)	—	(359)
Loans paid-off	(2)	(98)	(1)	(221)	(3)	(319)
Partial charge-offs	—	—	—	(81)	—	(81)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(1)	(321)	1	321	—	—
June 30, 2016	151	$18,843	6	$587	157	$19,430

	Six Months Ended June 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	6	229	—	—	6	229
Principal advances (payments)	—	(627)	—	(17)	—	(644)
Loans paid-off	(6)	(1,076)	(1)	(221)	(7)	(1,297)
Partial charge-offs	—	—	—	(133)	—	(133)
Balances charged-off	(1)	(15)	—	—	(1)	(15)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(3)	(599)	3	599	—	—
June 30, 2016	151	$18,843	6	$587	157	$19,430

	Three Months Ended June 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2015	152	$20,255	11	$2,133	163	$22,388
New modifications	11	1,081	—	—	11	1,081
Principal advances (payments)		(527)		(388)	—	(915)
Loans paid-off	(7)	(1,458)	(3)	(96)	(10)	(1,554)
Partial charge-offs		—		(15)	—	(15)
Balances charged-off	(1)	(39)	—	—	(1)	(39)
Transfers to OREO	—	—	(2)	(488)	(2)	(488)
Transfers to accrual status	2	262	(2)	(262)	—	—
Transfers to nonaccrual status	(1)	(56)	1	56	—	—
June 30, 2015	156	$19,518	5	$940	161	$20,458

	Six Months Ended June 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	16	1,606	2	321	18	1,927
Principal advances (payments)	—	(725)	—	(425)	—	(1,150)
Loans paid-off	(15)	(2,378)	(6)	(596)	(21)	(2,974)
Partial charge-offs	—	—	—	(62)	—	(62)
Balances charged-off	(1)	(39)	—	—	(1)	(39)
Transfers to OREO	—	—	(4)	(585)	(4)	(585)
Transfers to accrual status	2	262	(2)	(262)	—	—
Transfers to nonaccrual status	(2)	(139)	2	139	—	—
June 30, 2015	156	$19,518	5	$940	161	$20,458
The following table summarizes our TDRs as of:

	June 30, 2016			December 31, 2015
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$16,922	$347	$17,269	$20,550	$146	$20,696	$(3,427)
Past due 30-59 days	1,502	—	1,502	357	—	357	1,145
Past due 60-89 days	419	—	419	24	—	24	395
Past due 90 days or more	—	240	240	—	248	248	(8)
Total	$18,843	$587	$19,430	$20,931	$394	$21,325	$(1,895)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2016			December 31, 2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,460	$6,685	$801	$7,619	$7,858	$818
Commercial other	165	176	10	188	199	11
Agricultural real estate	3,543	3,543	15	3,549	3,549	—
Agricultural other	686	686	—	519	519	2
Residential real estate senior liens	8,298	8,681	1,614	9,155	9,457	1,851
Residential real estate junior liens	131	131	25	133	133	28
Home equity lines of credit	115	415	—	127	427	—
Consumer secured	32	32	—	35	35	—
Total TDRs	19,430	20,349	2,465	21,325	22,177	2,710
Other impaired loans
Commercial real estate	89	136	—	162	175	—
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	884	1,277	136	841	1,308	108
Residential real estate junior liens	3	13	1	10	30	2
Home equity lines of credit	—	—	—	—	7	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	976	1,426	137	1,013	1,520	110
Total impaired loans	$20,406	$21,775	$2,602	$22,338	$23,697	$2,820
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Nonaccrual status loans	$974	$1,016	$792	$796	$1,530
Accruing loans past due 90 days or more	208	55	—	—	19
Total nonperforming loans	1,182	1,071	792	796	1,549
Foreclosed assets	249	276	421	601	873
Total nonperforming assets	$1,431	$1,347	$1,213	$1,397	$2,422
Nonperforming loans as a % of total loans	0.13%	0.12%	0.09%	0.10%	0.19%
Nonperforming assets as a % of total assets	0.09%	0.08%	0.07%	0.09%	0.15%
After a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance. Total nonperforming loans continues to be at historic low levels.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	June 30 2016	December 31 2015
Commercial and agricultural	$221	$232
Residential real estate	366	162
Total	$587	$394
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of June 30, 2016.
We believe that the level of the ALLL is appropriate as of June 30, 2016. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.
Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2016	2015	$	%
Service charges and fees
ATM and debit card fees	$637	$564	$73	12.94%
NSF and overdraft fees	462	453	9	1.99%
Freddie Mac servicing fee	174	180	(6)	(3.33)%
Service charges on deposit accounts	86	88	(2)	(2.27)%
Net OMSR income (loss)	(227)	77	(304)	(394.81)%
All other	31	31	—	—%
Total service charges and fees	1,163	1,393	(230)	(16.51)%
Net gain on sale of mortgage loans	127	166	(39)	(23.49)%
Earnings on corporate owned life insurance policies	195	195	—	—%
Net gains (losses) on sale of AFS securities	245	—	245	N/M
Other
Trust and brokerage advisory fees	609	590	19	3.22%
Corporate Settlement Solutions joint venture	224	143	81	56.64%
Other	189	142	47	33.10%
Total other	1,022	875	147	16.80%
Total noninterest income	$2,752	$2,629	$123	4.68%

	Six Months Ended June 30
			Change
	2016	2015	$	%
Service charges and fees
ATM and debit card fees	$1,234	$1,090	$144	13.21%
NSF and overdraft fees	880	900	(20)	(2.22)%
Freddie Mac servicing fee	357	359	(2)	(0.56)%
Service charges on deposit accounts	171	170	1	0.59%
Net OMSR income (loss)	(329)	(27)	(302)	N/M
All other	63	64	(1)	(1.56)%
Total service charges and fees	2,376	2,556	(180)	(7.04)%
Net gain on sale of mortgage loans	209	315	(106)	(33.65)%
Earnings on corporate owned life insurance policies	383	382	1	0.26%
Net gains (losses) on sale of AFS securities	245	—	245	N/M
Other
Trust and brokerage advisory fees	1,135	1,102	33	2.99%
Corporate Settlement Solutions joint venture	217	119	98	82.35%
Other	410	283	127	44.88%
Total other	1,762	1,504	258	17.15%
Total noninterest income	$4,975	$4,757	$218	4.58%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees have increased as a result of marketing incentives designed to increase card usage. While we do not anticipate significant changes to our ATM and debit fees, we do expect that fees will continue to increase in the remainder of 2016 as the usage of ATM and debit cards continues to increase.

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate NSF and overdraft fees in 2016 to approximate 2015 levels.

•
Offering rates on residential mortgage loans, decline in residential mortgage loans sold, and increased prepayment speeds have been the most significant drivers behind fluctuations in the gain on sale of mortgage loans and net OMSR income (loss). Mortgage rates are expected to approximate current levels in the foreseeable future and purchase money mortgage activity is anticipated to increase as a result of our various initiatives to drive growth. As such, we anticipate increases in origination volumes and in turn, gains on sale of mortgage loans as these loans are sold to the secondary market for the remainder of 2016.

•
We are continually analyzing our AFS security portfolio for potential sale opportunities. During the second quarter of 2016, we identified several mortgage-backed securities with unrealized gains that had less than desirable yields. If we continue to see opportunities to sell AFS securities, we may continue to sell AFS securities with low yields during the remainder of 2016.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2016	2015	$	%
Compensation and benefits
Employee salaries	$3,231	$3,191	$40	1.25%
Employee benefits	1,453	1,149	$304	26.46%
Total compensation and benefits	4,684	4,340	344	7.93%
Furniture and equipment
Service contracts	772	769	3	0.39%
Depreciation	517	442	75	16.97%
ATM and debit card fees	228	177	51	28.81%
All other	36	38	(2)	(5.26)%
Total furniture and equipment	1,553	1,426	127	8.91%
Occupancy
Depreciation	191	186	5	2.69%
Outside services	194	176	18	10.23%
Property taxes	120	114	6	5.26%
Utilities	143	133	10	7.52%
All other	84	63	21	33.33%
Total occupancy	732	672	60	8.93%
Other
Director fees	214	206	8	3.88%
FDIC insurance premiums	217	203	14	6.90%
Consulting fees	196	133	63	47.37%
Audit and related fees	186	175	11	6.29%
Education and travel	138	136	2	1.47%
Marketing costs	103	114	(11)	(9.65)%
Donations and community relations	129	114	15	13.16%
Loan underwriting fees	127	62	65	104.84%
Postage and freight	91	92	(1)	(1.09)%
Printing and supplies	105	96	9	9.38%
Legal fees	92	93	(1)	(1.08)%
All other	651	468	183	39.10%
Total other	2,249	1,892	357	18.87%
Total noninterest expenses	$9,218	$8,330	$888	10.66%

	Six Months Ended June 30
			Change
	2016	2015	$	%
Compensation and benefits
Employee salaries	$6,625	$6,632	$(7)	(0.11)%
Employee benefits	2,847	2,474	373	15.08%
Total compensation and benefits	9,472	9,106	366	4.02%
Furniture and equipment
Service contracts	1,492	1,440	52	3.61%
Depreciation	1,050	917	133	14.50%
ATM and debit card fees	417	332	85	25.60%
All other	62	51	11	21.57%
Total furniture and equipment	3,021	2,740	281	10.26%
Occupancy
Depreciation	388	355	33	9.30%
Outside services	384	375	9	2.40%
Property taxes	288	265	23	8.68%
Utilities	261	274	(13)	(4.74)%
All other	169	124	45	36.29%
Total occupancy	1,490	1,393	97	6.96%
Other
Director fees	423	404	19	4.70%
FDIC insurance premiums	422	415	7	1.69%
Consulting fees	369	217	152	70.05%
Audit and related fees	345	359	(14)	(3.90)%
Education and travel	261	228	33	14.47%
Marketing costs	258	226	32	14.16%
Donations and community relations	240	257	(17)	(6.61)%
Loan underwriting fees	235	150	85	56.67%
Postage and freight	197	190	7	3.68%
Printing and supplies	183	198	(15)	(7.58)%
Legal fees	158	152	6	3.95%
All other	1,224	970	254	26.19%
Total other	4,315	3,766	549	14.58%
Total noninterest expenses	$18,298	$17,005	$1,293	7.60%
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

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	June 30 2016	December 31 2015	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$27,034	$21,569	$5,465	25.34%
AFS securities
Amortized cost of AFS securities	585,579	654,348	(68,769)	(10.51)%
Unrealized gains (losses) on AFS securities	16,884	5,788	11,096	191.71%
AFS securities	602,463	660,136	(57,673)	(8.74)%
Mortgage loans AFS	1,281	1,187	94	7.92%
Loans
Gross loans	919,594	850,492	69,102	8.12%
Less allowance for loan and lease losses	7,600	7,400	200	2.70%
Net loans	911,994	843,092	68,902	8.17%
Premises and equipment	28,244	28,331	(87)	(0.31)%
Corporate owned life insurance policies	25,802	26,423	(621)	(2.35)%
Accrued interest receivable	5,791	6,269	(478)	(7.62)%
Equity securities without readily determinable fair values	22,427	22,286	141	0.63%
Goodwill and other intangible assets	48,741	48,828	(87)	(0.18)%
Other assets	6,582	9,991	(3,409)	(34.12)%
TOTAL ASSETS	$1,680,359	$1,668,112	$12,247	0.73%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,156,870	$1,164,563	$(7,693)	(0.66)%
Borrowed funds	318,596	309,732	8,864	2.86%
Accrued interest payable and other liabilities	9,760	9,846	(86)	(0.87)%
Total liabilities	1,485,226	1,484,141	1,085	0.07%
Shareholders’ equity	195,133	183,971	11,162	6.07%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,680,359	$1,668,112	$12,247	0.73%
The following table outlines the changes in loans:

	June 30 2016	December 31 2015	$ Change	% Change (unannualized)
Commercial	$500,374	$448,381	$51,993	11.60%
Agricultural	126,517	115,911	10,606	9.15%
Residential real estate	255,116	251,501	3,615	1.44%
Consumer	37,587	34,699	2,888	8.32%
Total	$919,594	$850,492	$69,102	8.12%
The following table displays loan balances as of:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Commercial	$500,374	$470,305	$448,381	$434,823	$432,641
Agricultural	126,517	115,686	115,911	116,293	113,134
Residential real estate	255,116	249,318	251,501	251,324	251,679
Consumer	37,587	34,982	34,699	34,231	34,377
Total	$919,594	$870,291	$850,492	$836,671	$831,831

While competition for commercial and agricultural loans continues to be strong, we experienced growth in these segments of the portfolio during the first six months of 2016 and anticipate continued growth in the remainder of 2016. Residential real estate loans were relatively flat and we anticipate growth in the remainder of 2016 as a result of initiatives designed to increase loan volume and the number of originations.
The following table outlines the changes in deposits:

	June 30 2016	December 31 2015	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$192,194	$191,376	$818	0.43%
Interest bearing demand deposits	197,590	212,666	(15,076)	(7.09)%
Savings deposits	331,144	337,641	(6,497)	(1.92)%
Certificates of deposit	328,771	324,101	4,670	1.44%
Brokered certificates of deposit	83,677	73,815	9,862	13.36%
Internet certificates of deposit	23,494	24,964	(1,470)	(5.89)%
Total	$1,156,870	$1,164,563	$(7,693)	(0.66)%
The following table displays deposit balances as of:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Noninterest bearing demand deposits	$192,194	$183,820	$191,376	$181,782	$182,259
Interest bearing demand deposits	197,590	215,327	212,666	197,476	193,680
Savings deposits	331,144	352,115	337,641	316,590	278,105
Certificates of deposit	328,771	323,350	324,101	328,806	330,226
Brokered certificates of deposit	83,677	76,014	73,815	76,948	78,853
Internet certificates of deposit	23,494	22,881	24,964	26,401	27,346
Total	$1,156,870	$1,173,507	$1,164,563	$1,128,003	$1,090,469
Deposit demand continues to be driven by non-contractual deposits while contractual, or certificates of deposit, gradually decline. Our significant growth in savings deposits during the third quarter of 2015 is the result of branch acquisitions. Growth is anticipated to continue to come in the form of non-contractual deposits, while certificates of deposit are expected to continue to decline but at a slower rate than the previous year.
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

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
Government sponsored enterprises	$10,371	$24,428	$24,345	$24,368	$24,203
States and political subdivisions	226,047	231,472	232,217	232,374	216,647
Auction rate money market preferred	3,119	2,807	2,866	2,707	2,719
Preferred stocks	3,406	3,346	3,299	3,192	3,230
Mortgage-backed securities	240,195	258,284	263,384	234,258	210,194
Collateralized mortgage obligations	119,325	129,522	134,025	131,713	138,325
Total	$602,463	$649,859	$660,136	$628,612	$595,318

The following table displays borrowed funds balances as of:

	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015
FHLB advances	$265,000	$245,000	$235,000	$215,000	$240,000
Securities sold under agreements to repurchase without stated maturity dates	53,596	58,096	70,532	69,510	67,599
Federal funds purchased	—	4,800	4,200	13,100	—
Total	$318,596	$307,896	$309,732	$297,610	$307,599
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 88,486 shares or $2,489 of common stock during the first six months of 2016, as compared to 94,807 shares or $2,192 of common stock during the same period in 2015. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $273 and $259 during the six month periods ended June 30, 2016 and 2015, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 51,911 shares or $1,462 of common stock compared to 73,893 shares for $1,704 during the first six months of 2016 and 2015, respectively. As of June 30, 2016, we were authorized to repurchase up to an additional 106,748 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.50% as of June 30, 2016.
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

	June 30 2016	December 31 2015	Required
Common equity tier 1 capital	13.08%	13.44%	4.50%

Tier 1 capital	13.08%	13.44%	6.00%
Tier 2 capital	0.72%	0.73%	2.00%
Total Capital	13.80%	14.17%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2016, the Bank exceeded these minimum capital requirements.

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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2016	December 31 2015
Unfunded commitments under lines of credit	$152,056	$134,412
Commitments to grant loans	53,187	53,946
Commercial and standby letters of credit	996	915
Total	$206,239	$189,273
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
Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities, cash flow hedge derivative instruments and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans AFS, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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
Our primary sources of liquidity are cash and cash equivalents and AFS securities. These categories totaled $629,497 or 37.46% of assets as of June 30, 2016 as compared to $681,705 or 40.87% as of December 31, 2015. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.

Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2016, we had available lines of credit of $106,677.
The following table summarizes our sources and uses of cash for the six month periods ended June 30:

	2016	2015	$ Variance
Net cash provided by (used in) operating activities	$8,833	$7,544	$1,289
Net cash provided by (used in) investing activities	(1,658)	(28,110)	26,452
Net cash provided by (used in) financing activities	(1,710)	30,641	(32,351)
Increase (decrease) in cash and cash equivalents	5,465	10,075	(4,610)
Cash and cash equivalents January 1	21,569	19,906	1,663
Cash and cash equivalents June 30	$27,034	$29,981	$(2,947)
Market Risk
Our primary market risks are interest rate risk and liquidity risk. We have no significant foreign exchange risk in the management of IRR. Any changes in foreign exchange rates or commodity prices would have an insignificant impact on our interest income and cash flows.
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2016, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.

The following tables summarize our interest rate sensitivity for the 12 and 24 months as of:

	June 30, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.77)%	1.34%	3.42%	4.59%	5.97%	(1.46)%	1.99%	5.41%	7.61%	9.93%

	December 31, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.08)%	1.27%	2.00%	2.11%	2.23%	(1.77)%	2.00%	3.47%	4.02%	4.39%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2016 and December 31, 2015. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	June 30, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$7,361	$—	$—	$—	$—	$—	$7,361	$7,360
Average interest rates	0.27%	—%	—%	—%	—%	—%	0.27%
AFS securities	$186,609	$106,231	$85,353	$72,478	$44,640	$107,152	$602,463	$602,463
Average interest rates	1.79%	1.74%	1.87%	2.18%	2.44%	2.16%	1.95%
Fixed interest rate loans (1)	$132,771	$119,657	$100,726	$96,257	$97,560	$197,378	$744,349	$734,362
Average interest rates	4.53%	4.35%	4.32%	4.21%	4.24%	4.15%	4.29%
Variable interest rate loans (1)	$64,948	$27,639	$24,220	$16,487	$13,004	$28,947	$175,245	$175,245
Average interest rates	4.48%	4.35%	4.17%	3.65%	3.64%	3.91%	4.18%
Rate sensitive liabilities
Fixed rate borrowed funds	$108,596	$60,000	$60,000	$30,000	$10,000	$40,000	$308,596	$312,475
Average interest rates	0.77%	1.96%	2.01%	1.73%	1.23%	2.67%	1.60%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	0.93%	—%	0.93%
Savings and NOW accounts	$88,811	$39,630	$35,552	$31,924	$28,696	$304,121	$528,734	$528,734
Average interest rates	0.56%	0.10%	0.10%	0.10%	0.10%	0.10%	0.18%
Fixed interest rate certificates of deposit	$190,583	$93,288	$44,704	$29,952	$46,979	$27,665	$433,171	$432,959
Average interest rates	0.90%	1.20%	1.34%	1.55%	1.65%	1.80%	1.19%
Variable interest rate certificates of deposit	$947	$1,824	$—	$—	$—	$—	$2,771	$2,771
Average interest rates	0.49%	0.71%	—%	—%	—%	—%	0.63%

	December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,659	$100	$—	$—	$—	$—	$2,759	$2,758
Average interest rates	0.23%	0.35%	—%	—%	—%	—%	0.24%
AFS securities	$148,692	$120,692	$81,726	$73,541	$71,083	$164,402	$660,136	$660,136
Average interest rates	2.16%	2.11%	2.18%	2.25%	2.37%	2.43%	2.25%
Fixed interest rate loans (1)	$116,143	$130,873	$103,265	$83,457	$91,436	$156,784	$681,958	$670,864
Average interest rates	4.56%	4.42%	4.27%	4.36%	4.18%	4.28%	4.35%
Variable interest rate loans (1)	$61,672	$24,289	$24,359	$14,398	$16,842	$26,974	$168,534	$168,534
Average interest rates	4.08%	4.12%	4.19%	3.45%	3.40%	3.69%	3.92%
Rate sensitive liabilities
Fixed rate borrowed funds	$104,732	$50,000	$50,000	$40,000	$10,000	$40,000	$294,732	$297,495
Average interest rates	0.47%	1.56%	2.16%	2.35%	1.98%	2.67%	1.55%
Variable rate borrowed funds	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Average interest rates	0.62%	—%	—%	—%	—%	—%	0.62%
Savings and NOW accounts	$80,242	$42,064	$37,773	$33,950	$30,548	$325,730	$550,307	$550,307
Average interest rates	0.59%	0.11%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$190,500	$89,689	$63,167	$23,883	$33,012	$21,028	$421,279	$419,828
Average interest rates	0.92%	1.26%	1.27%	1.50%	1.59%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,358	$243	$—	$—	$—	$—	$1,601	$1,601
Average interest rates	0.49%	0.40%	—%	—%	—%	—%	0.48%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2016, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended June 30, 2016, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				130,405
April 1 - 30	8,251	$28.00	8,251	122,154
May 1 - 31	5,216	27.99	5,216	116,938
June 1 - 30	10,190	27.97	10,190	106,748
Balance, June 30	23,657	$27.98	23,657	106,748
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

Isabella Bank Corporation

Date:	August 5, 2016	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2016	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)