Form 10-Q
period 2016-09-30
ISABELLA BANK CORP
filed 2016-11-09
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,831,272 as of November 4, 2016.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2016	December 31 2015
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$19,274	$18,810
Interest bearing balances due from banks	2,061	2,759
Total cash and cash equivalents	21,335	21,569
AFS securities (amortized cost of $549,893 in 2016 and $654,348 in 2015)	564,229	660,136
Mortgage loans AFS	685	1,187
Loans
Commercial	554,847	448,381
Agricultural	133,637	115,911
Residential real estate	260,122	251,501
Consumer	40,760	34,699
Gross loans	989,366	850,492
Less allowance for loan and lease losses	7,800	7,400
Net loans	981,566	843,092
Premises and equipment	28,986	28,331
Corporate owned life insurance policies	25,985	26,423
Accrued interest receivable	6,868	6,269
Equity securities without readily determinable fair values	22,573	22,286
Goodwill and other intangible assets	48,700	48,828
Other assets	5,571	9,991
TOTAL ASSETS	$1,706,498	$1,668,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$201,804	$191,376
NOW accounts	205,817	212,666
Certificates of deposit under $100 and other savings	504,599	521,793
Certificates of deposit over $100	263,613	238,728
Total deposits	1,175,833	1,164,563
Borrowed funds	325,409	309,732
Accrued interest payable and other liabilities	10,072	9,846
Total liabilities	1,511,314	1,484,141
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,833,481 shares (including 22,296 shares held in the Rabbi Trust) in 2016 and 7,799,867 shares (including 19,401 shares held in the Rabbi Trust) in 2015	139,980	139,198
Shares to be issued for deferred compensation obligations	4,908	4,592
Retained earnings	44,280	39,960
Accumulated other comprehensive income	6,016	221
Total shareholders’ equity	195,184	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,706,498	$1,668,112

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Interest income
Loans, including fees	$9,965	$8,984	$28,320	$26,884
AFS securities
Taxable	2,037	2,310	6,740	6,655
Nontaxable	1,411	1,507	4,337	4,496
Federal funds sold and other	194	166	509	444
Total interest income	13,607	12,967	39,906	38,479
Interest expense
Deposits	1,496	1,480	4,313	4,405
Borrowings	1,251	1,100	3,726	3,181
Total interest expense	2,747	2,580	8,039	7,586
Net interest income	10,860	10,387	31,867	30,893
Provision for loan losses	17	(738)	185	(1,999)
Net interest income after provision for loan losses	10,843	11,125	31,682	32,892
Noninterest income
Service charges and fees	1,276	1,468	3,652	4,024
Net gain on sale of mortgage loans	263	157	472	472
Earnings on corporate owned life insurance policies	183	188	566	570
Net gains on sale of AFS securities	—	—	245	—
Other	1,224	1,288	2,986	2,792
Total noninterest income	2,946	3,101	7,921	7,858
Noninterest expenses
Compensation and benefits	4,940	4,750	14,412	13,856
Furniture and equipment	1,543	1,511	4,564	4,251
Occupancy	790	728	2,280	2,121
Other	2,160	2,172	6,475	5,938
Total noninterest expenses	9,433	9,161	27,731	26,166
Income before federal income tax expense	4,356	5,065	11,872	14,584
Federal income tax expense	763	1,002	1,855	2,750
NET INCOME	$3,593	$4,063	$10,017	$11,834
Earnings per common share
Basic	$0.46	$0.52	$1.28	$1.52
Diluted	$0.45	$0.51	$1.25	$1.49
Cash dividends per common share	$0.25	$0.24	$0.73	$0.70

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Net income	$3,593	$4,063	$10,017	$11,834
Unrealized gains (losses) on AFS securities arising during the period	(2,548)	5,301	8,793	3,137
Unrealized gains (losses) on derivative instruments arising during the period	91	—	(61)	—
Reclassification adjustment for net realized (gains) losses included in net income	—	—	(245)	—
Comprehensive income (loss) before income tax (expense) benefit	(2,457)	5,301	8,487	3,137
Tax effect (1)	906	(1,818)	(2,692)	(1,019)
Other comprehensive income, net of tax	(1,551)	3,483	5,795	2,118
Comprehensive income	$2,042	$7,546	$15,812	$13,952

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	11,834	2,118	13,952
Issuance of common stock	142,388	3,310	—	—	—	3,310
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	123	(123)	—	—	—
Share-based payment awards under equity compensation plan	—	—	425	—	—	425
Common stock purchased for deferred compensation obligations	—	(279)	—	—	—	(279)
Common stock repurchased pursuant to publicly announced repurchase plan	(153,329)	(3,588)	—	—	—	(3,588)
Cash dividends paid ($0.70 per common share)	—	—	—	(5,416)	—	(5,416)
Balance, September 30, 2015	7,765,333	$138,321	$4,544	$38,521	$1,612	$182,998
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	10,017	5,795	15,812
Issuance of common stock	131,697	3,683	—	—	—	3,683
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	443	—	—	443
Common stock purchased for deferred compensation obligations	—	(279)	—	—	—	(279)
Common stock repurchased pursuant to publicly announced repurchase plan	(98,083)	(2,749)	—	—	—	(2,749)
Cash dividends paid ($0.73 per common share)	—	—	—	(5,697)	—	(5,697)
Balance, September 30, 2016	7,833,481	$139,980	$4,908	$44,280	$6,016	$195,184

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2016	2015
OPERATING ACTIVITIES
Net income	$10,017	$11,834
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	185	(1,999)
Impairment of foreclosed assets	—	22
Depreciation	2,116	1,925
Amortization of OMSR	299	273
Amortization of acquisition intangibles	128	122
Net amortization of AFS securities	2,115	1,514
Net (gains) losses on sale of AFS securities	(245)	—
Net gain on sale of mortgage loans	(472)	(472)
Increase in cash value of corporate owned life insurance policies	(566)	(570)
Share-based payment awards under equity compensation plan	443	425
Origination of loans held-for-sale	(22,994)	(36,140)
Proceeds from loan sales	23,968	36,682
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(599)	(1,141)
Other assets	1,005	(5,277)
Accrued interest payable and other liabilities	165	(117)
Net cash provided by (used in) operating activities	15,565	7,081
INVESTING ACTIVITIES
Activity in AFS securities
Sales	35,664	—
Maturities, calls, and principal payments	111,543	72,345
Purchases	(44,622)	(131,800)
Net loan principal (originations) collections	(138,870)	(1,065)
Proceeds from sales of foreclosed assets	348	1,305
Purchases of premises and equipment	(2,771)	(4,397)
Purchases of corporate owned life insurance policies	—	(500)
Proceeds from redemption of corporate owned life insurance policies	1,004	—
Net cash provided by (used in) investing activities	(37,704)	(64,112)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2016	2015
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$11,270	$53,519
Net increase (decrease) in borrowed funds	15,677	7,901
Cash dividends paid on common stock	(5,697)	(5,416)
Proceeds from issuance of common stock	3,683	3,310
Common stock repurchased	(2,749)	(3,588)
Common stock purchased for deferred compensation obligations	(279)	(279)
Net cash provided by (used in) financing activities	21,905	55,447
Increase (decrease) in cash and cash equivalents	(234)	(1,584)
Cash and cash equivalents at beginning of period	21,569	19,906
Cash and cash equivalents at end of period	$21,335	$18,322
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$8,042	$7,587
Income taxes paid	1,350	3,193
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$211	$1,043

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Basis of Presentation
As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “Isabella,” the “Corporation”, “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refer to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Restatements: In this Quarterly Report on Form 10-Q, certain prior period financial information has been restated due to an accounting correction. Impacted sections of the Consolidated Financial Statements include:

1.	Consolidated Statements of Income for the three and nine month periods ended September 30, 2015 and Consolidated Statements of Cash Flows for the nine month period ended September 30, 2015; and

2.	Notes to Consolidated Financial Statements for the three and nine month periods ended September 30, 2015.
On the Consolidated Statements of Income, the effects of the restatement reduced loan interest and fee income by $871 and $2,564, respectively, and compensation and benefits were reduced by $871 and $2,564, respectively, for the three and nine month periods ended September 30, 2015. The restatement did not impact net income for the three and nine month periods ended September 30, 2015.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Average number of common shares outstanding for basic calculation	7,824,751	7,768,230	7,813,084	7,773,655
Average potential effect of common shares in the Directors Plan (1)	186,667	178,882	184,996	177,531
Average number of common shares outstanding used to calculate diluted earnings per common share	8,011,418	7,947,112	7,998,080	7,951,186
Net income	$3,593	$4,063	$10,017	$11,834
Earnings per common share
Basic	$0.46	$0.52	$1.28	$1.52
Diluted	$0.45	$0.51	$1.25	$1.49

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
ASU No. 2016-05: “Derivatives and Hedging (Topic 815): Effect Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”
In March 2016, ASU No. 2016-05 was issued to clarify designation of a hedging instrument when there is a change in counterparty. A change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2016-07: “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition of the Equity Method of Accounting”
In March 2016, ASU No. 2016-07 was issued and eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. Additionally, the update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have a significant impact on our operations or financial statement disclosures.
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
ASU No. 2016-13: “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”
In June 2016, ASU No. 2016-13 updated the measurement for credit losses for AFS debt securities and assets measured at amortized cost which include loans, trade receivables, and any other financial assets with the contractual right to receive cash. Current GAAP requires an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. Under the incurred loss approach, entities are limited to a probable initial recognition threshold when credit losses are measured under GAAP; an entity generally only considers past events and current conditions in measuring the incurred loss.
In the new guidance, the incurred loss impairment methodology in current GAAP is replaced with a methodology that reflects expected credit losses. This methodology requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances which applies to assets measured either collectively or individually.
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

Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update provides decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and is expected to have a significant impact on our operations and financial statement disclosures as well as that of the banking industry as a whole.
ASU No. 2016-15: “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”
In August 2016, ASU No. 2016-15 was issued to provide guidance on eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies; 6) including bank-owned life insurance policies; 7) distributions received from equity method investees, beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a significant impact on our operations or financial statement disclosures.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$340	$4	$—	$344
States and political subdivisions	211,073	8,627	11	219,689
Auction rate money market preferred	3,200	—	55	3,145
Preferred stocks	3,800	—	212	3,588
Mortgage-backed securities	222,342	4,341	34	226,649
Collateralized mortgage obligations	109,138	1,796	120	110,814
Total	$549,893	$14,768	$432	$564,229

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,407	$13	$75	$24,345
States and political subdivisions	224,752	7,511	46	232,217
Auction rate money market preferred	3,200	—	334	2,866
Preferred stocks	3,800	—	501	3,299
Mortgage-backed securities	264,109	1,156	1,881	263,384
Collateralized mortgage obligations	134,080	1,136	1,191	134,025
Total	$654,348	$9,816	$4,028	$660,136
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2016 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$32	$—	$308	$—	$—	$340
States and political subdivisions	26,139	71,388	83,884	29,662	—	211,073
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	222,342	222,342
Collateralized mortgage obligations	—	—	—	—	109,138	109,138
Total amortized cost	$26,171	$71,388	$84,192	$29,662	$338,480	$549,893
Fair value	$26,277	$73,959	$88,507	$31,290	$344,196	$564,229
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

A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended September 30	Nine Months Ended September 30
	2016	2016
Proceeds from sales of AFS securities	$—	$35,664
Gross realized gains (losses)	$—	$245
Applicable income tax expense (benefit)	$—	$83
We had no sales of AFS securities in the three and nine month periods ended September 30, 2015.
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
The following information pertains to AFS securities with gross unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$—	$—	$—
States and political subdivisions	—	—	11	394	11
Auction rate money market preferred	—	—	55	3,145	55
Preferred stocks	—	—	212	3,588	212
Mortgage-backed securities	34	15,672	—	—	34
Collateralized mortgage obligations	14	6,474	106	12,152	120
Total	$48	$22,146	$384	$19,279	$432
Number of securities in an unrealized loss position:		4		9	13

	December 31, 2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$75	$4,925	$75
States and political subdivisions	14	3,355	32	2,623	46
Auction rate money market preferred	—	—	334	2,866	334
Preferred stocks	—	—	501	3,299	501
Mortgage-backed securities	882	131,885	999	37,179	1,881
Collateralized mortgage obligations	415	53,441	776	26,717	1,191
Total	$1,311	$188,681	$2,717	$77,609	$4,028
Number of securities in an unrealized loss position:		36		26	62
As of September 30, 2016 and December 31, 2015, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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

Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any AFS securities were other-than-temporarily impaired as of September 30, 2016 or December 31, 2015.
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
Commercial and agricultural loans include loans for commercial real estate, commercial operating loans, advances to mortgage brokers, farmland and agricultural production, and states and political subdivisions. Repayment of these loans is dependent upon the successful operation and management of a business. We minimize our risk by limiting the amount of direct credit exposure to any one borrower to $15,000. Borrowers with direct credit needs of more than $15,000 are serviced through the use of loan participations with other commercial banks. Commercial and agricultural real estate loans commonly require loan-to-value limits of 80% or less. Depending upon the type of loan, past credit history, and current operating results, we may require the borrower to pledge accounts receivable, inventory, and property and equipment. Personal guarantees are generally required from the owners of closely held corporations, partnerships, and sole proprietorships. In addition, we require annual financial statements, prepare cash flow analyses, and review credit reports.
We entered into a mortgage purchase program with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to payoff our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balances and the maximum outstanding aggregate amount are classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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

Underwriting criteria for originated residential real estate loans include:

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
Appraisals are performed by independent appraisers and reviewed for appropriateness. All originated mortgage loan requests are reviewed by our mortgage loan committee or through a secondary market underwriting system; loans in excess of $500 require the approval of our Internal Loan Committee, the Executive Loan Committee, the Board of Directors’ Loan Committee, or the Board of Directors.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance to the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio, with the exception of advances to mortgage brokers, over the preceding five years. With no historical losses on advances to mortgage brokers, there is no allocation in the commercial segment displayed below based on historical loss factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2016	$2,119	$534	$3,130	$541	$1,276	$7,600
Charge-offs	—	—	(57)	(74)	—	(131)
Recoveries	118	—	153	43	—	314
Provision for loan losses	(367)	612	(452)	94	130	17
September 30, 2016	$1,870	$1,146	$2,774	$604	$1,406	$7,800

	Allowance for Loan Losses
	Nine Months Ended September 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(48)	—	(426)	(206)	—	(680)
Recoveries	396	92	248	159	—	895
Provision for loan losses	(649)	725	(378)	129	358	185
September 30, 2016	$1,870	$1,146	$2,774	$604	$1,406	$7,800

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$804	$16	$1,703	$—	$—	$2,523
Collectively evaluated for impairment	1,066	1,130	1,071	604	1,406	5,277
Total	$1,870	$1,146	$2,774	$604	$1,406	$7,800
Loans
Individually evaluated for impairment	$7,719	$4,520	$8,792	$29		$21,060
Collectively evaluated for impairment	547,128	129,117	251,330	40,731		968,306
Total	$554,847	$133,637	$260,122	$40,760		$989,366

	Allowance for Loan Losses
	Three Months Ended September 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2015	$3,482	$363	$3,512	$591	$1,052	$9,000
Charge-offs	(61)	—	(70)	(79)	—	(210)
Recoveries	68	—	33	47	—	148
Provision for loan losses	(500)	15	(163)	(50)	(40)	(738)
September 30, 2015	$2,989	$378	$3,312	$509	$1,012	$8,200

	Allowance for Loan Losses
	Nine Months Ended September 30, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,821	$216	$4,235	$645	$1,183	$10,100
Charge-offs	(89)	—	(325)	(252)	—	(666)
Recoveries	387	72	152	154	—	765
Provision for loan losses	(1,130)	90	(750)	(38)	(171)	(1,999)
September 30, 2015	$2,989	$378	$3,312	$509	$1,012	$8,200

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$829	$2	$1,989	$—	$—	$2,820
Collectively evaluated for impairment	1,342	327	1,341	522	1,048	4,580
Total	$2,171	$329	$3,330	$522	$1,048	$7,400
Loans
Individually evaluated for impairment	$7,969	$4,068	$10,266	$35		$22,338
Collectively evaluated for impairment	440,412	111,843	241,235	34,664		828,154
Total	$448,381	$115,911	$251,501	$34,699		$850,492

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	September 30, 2016
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$529	$—	$529	$—	$—	$—	$529
2 - High quality	8,819	10,193	27,832	46,844	3,828	1,562	5,390	52,234
3 - High satisfactory	107,613	37,839	—	145,452	23,612	11,557	35,169	180,621
4 - Low satisfactory	275,806	73,465	—	349,271	50,083	25,066	75,149	424,420
5 - Special mention	4,448	733	—	5,181	6,483	6,810	13,293	18,474
6 - Substandard	6,037	1,527	—	7,564	3,126	1,510	4,636	12,200
7 - Vulnerable	6	—	—	6	—	—	—	6
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$402,729	$124,286	$27,832	$554,847	$87,132	$46,505	$133,637	$688,484

	December 31, 2015
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$499	$—	$499	$—	$—	$—	$499
2 - High quality	7,397	11,263	—	18,660	4,647	2,150	6,797	25,457
3 - High satisfactory	99,136	29,286	—	128,422	28,886	13,039	41,925	170,347
4 - Low satisfactory	222,431	62,987	—	285,418	37,279	22,166	59,445	344,863
5 - Special mention	4,501	473	—	4,974	3,961	1,875	5,836	10,810
6 - Substandard	9,941	256	—	10,197	1,623	139	1,762	11,959
7 - Vulnerable	211	—	—	211	146	—	146	357
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$343,617	$104,764	$—	$448,381	$76,542	$39,369	$115,911	$564,292
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$979	$48	$160	$68	$1,255	$401,474	$402,729
Commercial other	284	202	24	—	510	123,776	124,286
Advances to mortgage brokers	—	—	—	—	—	27,832	27,832
Total commercial	1,263	250	184	68	1,765	553,082	554,847
Agricultural
Agricultural real estate	517	181	465	—	1,163	85,969	87,132
Agricultural other	214	—	6	—	220	46,285	46,505
Total agricultural	731	181	471	—	1,383	132,254	133,637
Residential real estate
Senior liens	1,077	240	192	595	2,104	210,826	212,930
Junior liens	15	15	—	27	57	8,342	8,399
Home equity lines of credit	275	—	—	—	275	38,518	38,793
Total residential real estate	1,367	255	192	622	2,436	257,686	260,122
Consumer
Secured	19	19	—	—	38	36,893	36,931
Unsecured	10	3	—	—	13	3,816	3,829
Total consumer	29	22	—	—	51	40,709	40,760
Total	$3,390	$708	$847	$690	$5,635	$983,731	$989,366

	December 31, 2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$505	$281	$—	$211	$997	$342,620	$343,617
Commercial other	18	—	—	—	18	104,746	104,764
Advances to mortgage brokers	—	—	—	—	—	—	—
Total commercial	523	281	—	211	1,015	447,366	448,381
Agricultural
Agricultural real estate	196	890	—	146	1,232	75,310	76,542
Agricultural other	—	—	—	—	—	39,369	39,369
Total agricultural	196	890	—	146	1,232	114,679	115,911
Residential real estate
Senior liens	1,551	261	—	429	2,241	199,622	201,863
Junior liens	40	8	—	6	54	9,325	9,379
Home equity lines of credit	225	—	—	—	225	40,034	40,259
Total residential real estate	1,816	269	—	435	2,520	248,981	251,501
Consumer
Secured	27	—	—	—	27	30,839	30,866
Unsecured	4	—	—	—	4	3,829	3,833
Total consumer	31	—	—	—	31	34,668	34,699
Total	$2,566	$1,440	$—	$792	$4,798	$845,694	$850,492
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	September 30, 2016			December 31, 2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$5,669	$5,788	$719	$5,659	$5,777	$818
Commercial other	1,399	1,399	85	8	8	11
Agricultural real estate	181	181	15	—	—	—
Agricultural other	134	134	1	335	335	2
Residential real estate senior liens	8,608	9,193	1,688	9,996	10,765	1,959
Residential real estate junior liens	76	86	15	143	163	30
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total impaired loans with a valuation allowance	16,067	16,781	2,523	16,141	17,048	2,820
Impaired loans without a valuation allowance
Commercial real estate	590	603		2,122	2,256
Commercial other	61	72		180	191
Agricultural real estate	3,357	3,357		3,549	3,549
Agricultural other	848	848		184	184
Home equity lines of credit	108	408		127	434
Consumer secured	29	29		35	35
Total impaired loans without a valuation allowance	4,993	5,317		6,197	6,649
Impaired loans
Commercial	7,719	7,862	804	7,969	8,232	829
Agricultural	4,520	4,520	16	4,068	4,068	2
Residential real estate	8,792	9,687	1,703	10,266	11,362	1,989
Consumer	29	29	—	35	35	—
Total impaired loans	$21,060	$22,098	$2,523	$22,338	$23,697	$2,820

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended September 30
	2016		2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,699	$90	$7,532	$112
Commercial other	746	2	280	—
Agricultural real estate	181	4	—	—
Agricultural other	67	1	168	4
Residential real estate senior liens	8,896	85	10,021	106
Residential real estate junior liens	105	—	138	1
Home equity lines of credit	—	—	—	—
Consumer secured	—	—	40	1
Total impaired loans with a valuation allowance	15,694	182	18,179	224
Impaired loans without a valuation allowance
Commercial real estate	705	10	1,432	28
Commercial other	67	2	83	2
Agricultural real estate	3,360	42	1,819	23
Agricultural other	767	11	494	5
Home equity lines of credit	112	4	136	4
Consumer secured	31	1	—	—
Total impaired loans without a valuation allowance	5,042	70	3,964	62
Impaired loans
Commercial	7,217	104	9,327	142
Agricultural	4,375	58	2,481	32
Residential real estate	9,113	89	10,295	111
Consumer	31	1	40	1
Total impaired loans	$20,736	$252	$22,143	$286

	Nine Months Ended September 30
	2016		2015
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,748	$259	$7,287	$295
Commercial other	298	5	481	19
Agricultural real estate	91	6	29	1
Agricultural other	78	1	56	4
Residential real estate senior liens	9,439	278	10,812	323
Residential real estate junior liens	126	2	197	15
Home equity lines of credit	—	—	42	—
Consumer secured	—	—	46	3
Total impaired loans with a valuation allowance	15,780	551	18,950	660
Impaired loans without a valuation allowance
Commercial real estate	995	57	2,356	163
Commercial other	92	6	94	7
Agricultural real estate	3,454	130	1,615	64
Agricultural other	574	27	300	13
Home equity lines of credit	118	12	149	14
Consumer secured	33	3	2	—
Total impaired loans without a valuation allowance	5,266	235	4,516	261
Impaired loans
Commercial	7,133	327	10,218	484
Agricultural	4,197	164	2,000	82
Residential real estate	9,683	292	11,200	352
Consumer	33	3	48	3
Total impaired loans	$21,046	$786	$23,466	$921
As of September 30, 2016 and December 31, 2015, we had no commitments to advance additional funds in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Forgiving principal.

4.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended September 30
	2016			2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$1,315	$1,315	3	$1,926	$1,926
Agricultural other	2	319	319	3	636	636
Residential real estate
Senior liens	—	—	—	1	151	151
Junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Total residential real estate	—	—	—	1	151	151
Consumer unsecured	—	—	—	—	—	—
Total	3	$1,634	$1,634	7	$2,713	$2,713

	Nine Months Ended September 30
	2016			2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$1,315	$1,315	8	$2,511	$2,511
Agricultural other	5	520	520	10	1,406	1,406
Residential real estate
Senior liens	2	26	26	5	599	599
Junior liens	—	—	—	1	30	30
Home equity lines of credit	—	—	—	1	94	94
Total residential real estate	2	26	26	7	723	723
Consumer unsecured	1	2	2	—	—	—
Total	9	$1,863	$1,863	25	$4,640	$4,640
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended September 30
	2016				2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$1,315	3	$1,926	—	$—
Agricultural other	1	14	1	305	3	636	—	—
Residential real estate
Senior liens	—	—	—	—	1	151	—	—
Junior liens	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Total residential real estate	—	—	—	—	1	151	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Total	1	$14	2	$1,620	7	$2,713	—	$—

	Nine Months Ended September 30
	2016				2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$1,315	6	$2,180	2	$331
Agricultural other	1	14	4	506	9	1,360	1	46
Residential real estate
Senior liens	2	26	—	—	2	201	3	398
Junior liens	—	—	—	—	—	—	1	30
Home equity lines of credit	—	—	—	—	—	—	1	94
Total residential real estate	2	26	—	—	2	201	5	522
Consumer unsecured	—	—	1	2	—	—	—	—
Total	3	$40	6	$1,823	17	$3,741	8	$899
We did not restructure any loans by forgiving principal or accrued interest in the three and nine month periods ended September 30, 2016 or 2015.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine month periods ended September 30, 2016 which were modified within 12 months prior to the default date. Following is a summary of loans that defaulted in the three and nine month periods ended September 30, 2015, which were modified within 12 months prior to the default date.

	Three Months Ended September 30, 2015				Nine Months Ended September 30, 2015
	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	1	$216	$25	$191	1	$216	$25	$191
The following is a summary of TDR loan balances as of:

	September 30, 2016	December 31, 2015
TDRs	$20,522	$21,325
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2016	December 31 2015
FHLB Stock	$11,700	$11,700
Corporate Settlement Solutions, LLC	7,539	7,249
FRB Stock	1,999	1,999
Valley Financial Corporation	1,000	1,000
Other	335	338
Total	$22,573	$22,286

Note 7 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets:

	September 30 2016	December 31 2015
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$28	$—
All other foreclosed assets	256	421
Total	$284	$421
Below is a summary of changes in foreclosed assets during the:

	Three Months Ended September 30
	2016	2015
Balance, July 1	$249	$873
Properties transferred	95	234
Impairments	—	—
Proceeds from sale	(60)	(506)
Balance, September 30	$284	$601

	Nine Months Ended September 30
	2016	2015
Balance, January 1	$421	$885
Properties transferred	211	1,043
Impairments	—	(22)
Proceeds from sale	(348)	(1,305)
Balance, September 30	$284	$601
There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of September 30, 2016.
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
FHLB advances	$250,000	2.19%	$235,000	1.93%
Securities sold under agreements to repurchase without stated maturity dates	54,809	0.13%	70,532	0.12%
Federal funds purchased	20,600	0.67%	4,200	0.75%
Total	$325,409	1.74%	$309,732	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2016		December 31, 2015
	Amount	Rate	Amount	Rate
Fixed rate due 2016	$20,000	1.40%	$30,000	1.25%
Variable rate due 2016	—	—%	15,000	0.62%
Fixed rate due 2017	50,000	1.77%	50,000	1.56%
Fixed rate due 2018	50,000	1.87%	50,000	2.16%
Fixed rate due 2019	60,000	2.55%	40,000	2.35%
Fixed rate due 2020	10,000	1.12%	10,000	1.98%
Fixed rate due 2021	40,000	3.10%	30,000	2.26%
Variable rate due 2021 [1]	10,000	1.23%	—	—%
Fixed rate due 2023	10,000	3.53%	10,000	3.90%
Total	$250,000	2.19%	$235,000	1.93%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $55,148 and $70,555 at September 30, 2016 and December 31, 2015, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three and nine month periods ended September 30, 2016 or 2015.

	Three Months Ended September 30
	2016			2015
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$56,057	$54,446	0.13%	$71,170	$68,693	0.13%
Federal funds purchased	20,600	8,848	0.69%	13,100	7,265	0.51%

	Nine Months Ended September 30
	2016			2015
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$61,783	$57,159	0.13%	$84,859	$70,399	0.13%
Federal funds purchased	20,600	8,614	0.69%	13,100	6,253	0.50%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2016	December 31 2015
Pledged to secure borrowed funds	$358,795	$339,078
Pledged to secure repurchase agreements	55,148	70,555
Pledged for public deposits and for other purposes necessary or required by law	26,594	39,038
Total	$440,537	$448,671

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2016	December 31 2015
States and political subdivisions	$6,906	$3,639
Mortgage-backed securities	10,883	23,075
Collateralized mortgage obligations	37,359	43,841
Total	$55,148	$70,555
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities to pledge to satisfy required collateral.
As of September 30, 2016, we had the ability to borrow up to an additional $15,173, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Derivative Instruments
During the second quarter of 2016, we began to enter into interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swaps, associated with our variable rate borrowings, are designated upon inception as cash flow hedges of forecasted interest payments. We enter into LIBOR-based interest rate swaps that involve the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following table provides information on derivatives related to variable rate borrowings as of September 30, 2016.

	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.6	$10,000	Other liabilities	$(61)
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

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Audit and related fees	$319	$223	$664	$582
FDIC insurance premiums	224	204	646	619
Director fees	207	204	630	608
Consulting fees	198	124	567	341
Loan underwriting fees	142	98	377	248
Donations and community relations	134	155	374	412
Marketing costs	101	124	359	350
Education and travel	90	91	351	319
Postage and freight	95	94	292	284
Printing and supplies	103	111	286	309
Legal fees	68	121	226	273
All other	479	623	1,703	1,593
Total other	$2,160	$2,172	$6,475	$5,938
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Income taxes at 34% statutory rate	$1,481	$1,723	$4,036	$4,959
Effect of nontaxable income
Interest income on tax exempt municipal securities	(477)	(509)	(1,465)	(1,519)
Earnings on corporate owned life insurance policies	(62)	(64)	(192)	(194)
Effect of tax credits	(188)	(175)	(575)	(542)
Other	(19)	(18)	(55)	(70)
Total effect of nontaxable income	(746)	(766)	(2,287)	(2,325)
Effect of nondeductible expenses	28	45	106	116
Federal income tax expense	$763	$1,002	$1,855	$2,750
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
The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 50%
Discounted appraisal value	$8,844	Furniture, fixtures & equipment	45%
		Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 35%
Discounted appraisal value	$9,301	Furniture, fixtures & equipment	35% - 45%
		Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	September 30, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$284	Real Estate	20% - 30%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$421	Real Estate	20% - 30%
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
Derivative instruments: Derivative instruments, consisting solely of interest rate swaps, are recorded at fair value on a recurring basis. Derivatives qualifying as cash flow hedges, when highly effective, are reported at fair value in other assets or other liabilities on our Consolidated Balance Sheets with changes in value recorded in OCI. Should the hedge no longer be considered effective, the ineffective portion of the change in fair value is recorded directly in earnings in the period in which the change occurs. The fair value of a derivative is determined by quoted market prices and model based valuation techniques. As such, we classify derivative instruments as Level 2.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2016
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,335	$21,335	$21,335	$—	$—
Mortgage loans AFS	685	691	—	691	—
Gross loans	989,366	979,645	—	—	979,645
Less allowance for loan and lease losses	7,800	7,800	—	—	7,800
Net loans	981,566	971,845	—	—	971,845
Accrued interest receivable	6,868	6,868	6,868	—	—
Equity securities without readily determinable fair values (1)	22,573	N/A	—	—	—
OMSR	2,068	2,068	—	2,068	—
LIABILITIES
Deposits without stated maturities	739,035	739,035	739,035	—	—
Deposits with stated maturities	436,798	435,892	—	435,892	—
Borrowed funds	325,409	330,077	—	330,077	—
Accrued interest payable	542	542	542	—	—

	December 31, 2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,569	$21,569	$21,569	$—	$—
Mortgage loans AFS	1,187	1,210	—	1,210	—
Gross loans	850,492	839,398	—	—	839,398
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	843,092	831,998	—	—	831,998
Accrued interest receivable	6,269	6,269	6,269	—	—
Equity securities without readily determinable fair values (1)	22,286	N/A	—	—	—
OMSR	2,505	2,518	—	2,518	—
LIABILITIES
Deposits without stated maturities	741,683	741,683	741,683	—	—
Deposits with stated maturities	422,880	421,429	—	421,429	—
Borrowed funds	309,732	312,495	—	312,495	—
Accrued interest payable	545	545	545	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2016				December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$344	$—	$344	$—	$24,345	$—	$24,345	$—
States and political subdivisions	219,689	—	219,689	—	232,217	—	232,217	—
Auction rate money market preferred	3,145	—	3,145	—	2,866	—	2,866	—
Preferred stocks	3,588	3,588	—	—	3,299	3,299	—	—
Mortgage-backed securities	226,649	—	226,649	—	263,384	—	263,384	—
Collateralized mortgage obligations	110,814	—	110,814	—	134,025	—	134,025	—
Total AFS securities	564,229	3,588	560,641	—	660,136	3,299	656,837	—
Derivative instruments	(61)	—	(61)	—	—	—	—	—
Nonrecurring items
Impaired loans (net of the ALLL)	8,844	—	—	8,844	9,301	—	—	9,301
Foreclosed assets	284	—	—	284	421	—	—	421
Total	$573,296	$3,588	$560,580	$9,128	$669,858	$3,299	$656,837	$9,722
Percent of assets and liabilities measured at fair value		0.63%	97.78%	1.59%		0.49%	98.06%	1.45%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of September 30, 2016. Additionally, we had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of September 30, 2016.

Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2016				2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$10,982	$(100)	$(3,315)	$7,567	$1,937	$—	$(3,808)	$(1,871)
OCI before reclassifications	(2,548)	91	—	(2,457)	5,301	—	—	5,301
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Subtotal	(2,548)	91	—	(2,457)	5,301	—	—	5,301
Tax effect	937	(31)	—	906	(1,818)	—	—	(1,818)
OCI, net of tax	(1,611)	60	—	(1,551)	3,483	—	—	3,483
Balance, September 30	$9,371	$(40)	$(3,315)	$6,016	$5,420	$—	$(3,808)	$1,612

	Nine Months Ended September 30
	2016				2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$3,536	$—	$(3,315)	$221	$3,302	$—	$(3,808)	$(506)
OCI before reclassifications	8,793	(61)	—	8,732	3,137	—	—	3,137
Amounts reclassified from AOCI	(245)	—	—	(245)	—	—	—	—
Subtotal	8,548	(61)	—	8,487	3,137	—	—	3,137
Tax effect	(2,713)	21	—	(2,692)	(1,019)	—	—	(1,019)
OCI, net of tax	5,835	(40)	—	5,795	2,118	—	—	2,118
Balance, September 30	$9,371	$(40)	$(3,315)	$6,016	$5,420	$—	$(3,808)	$1,612
Included in OCI for the three and nine month periods ended September 30, 2016 and 2015 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2016			2015
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$208	$(2,756)	$(2,548)	$140	$5,161	$5,301
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	208	(2,756)	(2,548)	140	5,161	5,301
Tax effect	—	937	937	—	(1,818)	(1,818)
Unrealized gains (losses), net of tax	$208	$(1,819)	$(1,611)	$140	$3,343	$3,483

	Nine Months Ended September 30
	2016			2015
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$568	$8,225	$8,793	$140	$2,997	$3,137
Reclassification adjustment for net realized (gains) losses included in net income	—	(245)	(245)	—	—	—
Net unrealized gains (losses)	568	7,980	8,548	140	2,997	3,137
Tax effect	—	(2,713)	(2,713)	—	(1,019)	(1,019)
Unrealized gains (losses), net of tax	$568	$5,267	$5,835	$140	$1,978	$2,118

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2016	December 31 2015
ASSETS
Cash on deposit at the Bank	$1,250	$4,125
AFS securities	251	257
Investments in subsidiaries	145,320	133,883
Premises and equipment	1,983	2,014
Other assets	53,509	53,396
TOTAL ASSETS	$202,313	$193,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$7,129	$9,704
Shareholders' equity	195,184	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$202,313	$193,675
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Income
Dividends from subsidiaries	$2,000	$1,700	$5,600	$5,000
Interest income	3	4	11	75
Management fee and other	1,680	1,859	4,962	4,913
Total income	3,683	3,563	10,573	9,988
Expenses
Compensation and benefits	1,196	1,228	3,580	3,658
Occupancy and equipment	438	415	1,281	1,226
Audit and related fees	193	101	389	316
Other	427	501	1,561	1,533
Total expenses	2,254	2,245	6,811	6,733
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,429	1,318	3,762	3,255
Federal income tax benefit	199	123	616	588
Income before equity in undistributed earnings of subsidiaries	1,628	1,441	4,378	3,843
Undistributed earnings of subsidiaries	1,965	2,622	5,639	7,991
Net income	$3,593	$4,063	$10,017	$11,834

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2016	2015
Operating activities
Net income	$10,017	$11,834
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(5,639)	(7,991)
Undistributed earnings of equity securities without readily determinable fair values	(287)	(364)
Share-based payment awards under equity compensation plan	443	425
Depreciation	117	113
Changes in operating assets and liabilities which provided (used) cash
Other assets	177	406
Accrued interest and other liabilities	(2,575)	94
Net cash provided by (used in) operating activities	2,253	4,517
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	3,000
Purchases of premises and equipment	(86)	(146)
Net (advances to) repayments from subsidiaries	—	300
Net cash provided by (used in) investing activities	(86)	3,154
Financing activities
Net increase (decrease) in borrowed funds	—	(211)
Cash dividends paid on common stock	(5,697)	(5,416)
Proceeds from the issuance of common stock	3,683	3,310
Common stock repurchased	(2,749)	(3,588)
Common stock purchased for deferred compensation obligations	(279)	(279)
Net cash provided by (used in) financing activities	(5,042)	(6,184)
Increase (decrease) in cash and cash equivalents	(2,875)	1,487
Cash and cash equivalents at beginning of period	4,125	1,035
Cash and cash equivalents at end of period	$1,250	$2,522
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2016 and 2015 and each of the three and nine month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and nine month periods ended September 30, 2016 and 2015. This analysis should be read in conjunction with our 2015 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2016, we reported net income of $3,593 and $10,017 and earnings per common share of $0.46 and $1.28, respectively. Net income and earnings per common share for the same periods of 2015 were $4,063 and $11,834 and $0.52 and $1.52, respectively. While interest income for the first nine months of 2016 increased $1,427 in comparison to the same period in 2015, the decrease in net income and earnings per common share is due primarily to changes in the provision for loan losses. During the first nine months of 2016, an increase in gross loans of $138,874, offset by improvements in various credit quality indicators and net loan recoveries, resulted in a provision for loan losses in the amount of $185. By contrast, during the first nine months of 2015, a reduction in gross loans during the period of $235, coupled with significant improvements in various credit quality indicators, resulted in a reversal of the provision for loan losses in the amount of $1,999.
During the nine month period ended September 30, 2016, total assets grew by 2.30% to $1,706,498, and assets under management increased to $2,406,108 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $699,610. Total loans increased by $138,874 from December 31, 2015 which was largely driven by growth in the commercial portfolio. During the third quarter of 2016, we began to participate in advances to mortgage brokers which contributed $27,832 of the growth in the commercial loan portfolio. Growth in our residential mortgage and consumer loan portfolios has been challenging; however, we have seen growth during the first nine months of 2016. Our residential mortgage and consumer loan portfolios were $260,122 and $40,760 as of September 30, 2016 compared to $251,501 and $34,699 as of December 31, 2015, respectively. We implemented new products, enhanced our marketing efforts and streamlined delivery channels for direct and indirect loans in an effort to generate growth by attracting new customers while expanding our relationships with current customers.
Our net yield on interest earning assets remains historically low at 3.00% for the nine month period ended September 30, 2016. The growth in net interest income will increase only through continued growth in a strategic mix of loans, investments, and other income earning assets. We do not anticipate that the Federal Reserve Bank will increase short term interest rates significantly in the remainder of 2016; therefore, we do not anticipate significant improvements in our net yield on interest earning assets in the short term. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
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

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
INCOME STATEMENT DATA
Interest income	$13,607	$13,218	$13,081	$13,023	$12,967
Interest expense	2,747	2,678	2,614	2,577	2,580
Net interest income	10,860	10,540	10,467	10,446	10,387
Provision for loan losses	17	12	156	(772)	(738)
Noninterest income	2,946	2,752	2,223	2,501	3,101
Noninterest expenses	9,433	9,218	9,080	9,885	9,161
Federal income tax expense	763	655	437	538	1,002
Net Income	$3,593	$3,407	$3,017	$3,296	$4,063
PER SHARE
Basic earnings	$0.46	$0.44	$0.39	$0.42	$0.52
Diluted earnings	$0.45	$0.43	$0.38	$0.41	$0.51
Dividends	$0.25	$0.24	$0.24	$0.24	$0.24
Tangible book value*	$17.93	$17.72	$17.47	$17.30	$17.06
Quoted market value
High	$28.08	$28.25	$29.90	$29.90	$23.85
Low	$27.60	$27.63	$27.25	$23.50	$22.75
Close*	$27.70	$27.90	$28.25	$29.90	$23.69
Common shares outstanding*	7,833,481	7,836,442	7,809,079	7,799,867	7,765,333
PERFORMANCE RATIOS
Return on average total assets	0.85%	0.81%	0.72%	0.81%	1.01%
Return on average shareholders' equity	7.27%	7.05%	6.37%	7.17%	9.03%
Return on average tangible shareholders' equity	10.28%	9.89%	8.88%	9.83%	12.18%
Net interest margin yield (FTE)	3.05%	2.97%	2.98%	3.04%	3.09%
BALANCE SHEET DATA*
Gross loans	$989,366	$919,594	$870,291	$850,492	$836,671
AFS securities	$564,229	$602,463	$649,859	$660,136	$628,612
Total assets	$1,706,498	$1,680,359	$1,681,818	$1,668,112	$1,619,250
Deposits	$1,175,833	$1,156,870	$1,173,507	$1,164,563	$1,128,003
Borrowed funds	$325,409	$318,596	$307,896	$309,732	$297,610
Shareholders' equity	$195,184	$195,133	$190,247	$183,971	$182,998
Gross loans to deposits	84.14%	79.49%	74.16%	73.03%	74.17%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$275,037	$275,958	$282,618	$287,029	$289,268
Assets managed by our Investment and Trust Services Department	$424,573	$415,762	$408,224	$405,109	$392,124
Total assets under management	$2,406,108	$2,372,079	$2,372,660	$2,360,250	$2,300,642
ASSET QUALITY*
Nonperforming loans to gross loans	0.16%	0.13%	0.12%	0.09%	0.10%
Nonperforming assets to total assets	0.11%	0.09%	0.08%	0.07%	0.09%
ALLL to gross loans	0.79%	0.83%	0.86%	0.87%	0.98%
CAPITAL RATIOS*
Shareholders' equity to assets	11.44%	11.61%	11.31%	11.03%	11.30%
Tier 1 leverage	8.59%	8.50%	8.44%	8.52%	8.54%
Common equity tier 1 capital	12.41%	13.08%	13.24%	13.44%	13.57%
Tier 1 risk-based capital	12.41%	13.08%	13.24%	13.44%	13.57%
Total risk-based capital	13.10%	13.80%	13.97%	14.17%	14.20%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the nine month periods ended:

	September 30 2016	September 30 2015	September 30 2014	September 30 2013	September 30 2012
INCOME STATEMENT DATA
Interest income	$39,906	$38,479	$38,118	$37,695	$40,174
Interest expense	8,039	7,586	7,466	8,338	10,372
Net interest income	31,867	30,893	30,652	29,357	29,802
Provision for loan losses	185	(1,999)	(604)	866	1,100
Noninterest income	7,921	7,858	6,899	8,045	8,844
Noninterest expenses	27,731	26,166	26,180	25,057	25,507
Federal income tax expense	1,855	2,750	1,696	1,893	2,344
Net Income	$10,017	$11,834	$10,279	$9,586	$9,695
PER SHARE
Basic earnings	$1.28	$1.52	$1.33	$1.25	$1.28
Diluted earnings	$1.25	$1.49	$1.30	$1.22	$1.24
Dividends	$0.73	$0.70	$0.66	$0.63	$0.60
Tangible book value*	$17.93	$17.06	$16.33	$15.43	$14.65
Quoted market value
High	$29.90	$23.85	$24.00	$26.00	$24.98
Low	$27.25	$22.00	$21.73	$21.55	$22.30
Close*	$27.70	$23.69	$23.60	$24.85	$22.50
Common shares outstanding*	7,833,481	7,765,333	7,740,730	7,709,781	7,611,350
PERFORMANCE RATIOS
Return on average total assets	0.80%	1.00%	0.90%	0.89%	0.94%
Return on average shareholders' equity	6.90%	8.80%	8.13%	7.84%	8.37%
Return on average tangible shareholders' equity	9.68%	12.06%	10.95%	11.02%	11.96%
Net interest margin yield (FTE)	3.00%	3.12%	3.20%	3.22%	3.46%
BALANCE SHEET DATA*
Gross loans	$989,366	$836,671	$825,238	$810,335	$768,452
AFS securities	$564,229	$628,612	$575,080	$501,057	$467,414
Total assets	$1,706,498	$1,619,250	$1,553,974	$1,459,341	$1,389,138
Deposits	$1,175,833	$1,128,003	$1,081,890	$1,023,931	$989,491
Borrowed funds	$325,409	$297,610	$290,438	$266,001	$226,580
Shareholders' equity	$195,184	$182,998	$172,076	$161,305	$164,147
Gross loans to deposits	84.14%	74.17%	76.28%	79.14%	77.66%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$275,037	$289,268	$290,697	$294,999	$304,523
Assets managed by our Investment and Trust Services Department	$424,573	$392,124	$374,878	$351,505	$321,661
Total assets under management	$2,406,108	$2,300,642	$2,219,549	$2,105,845	$2,015,322
ASSET QUALITY*
Nonperforming loans to gross loans	0.16%	0.10%	0.56%	0.53%	0.98%
Nonperforming assets to total assets	0.11%	0.09%	0.37%	0.37%	0.68%
ALLL to gross loans	0.79%	0.98%	1.26%	1.44%	1.57%
CAPITAL RATIOS*
Shareholders' equity to assets	11.44%	11.30%	11.07%	11.05%	11.82%
Tier 1 leverage	8.59%	8.54%	8.47%	8.45%	8.27%
Common equity tier 1 capital	12.41%	13.57%	N/A	N/A	N/A
Tier 1 risk-based capital	12.41%	13.57%	13.86%	13.75%	13.35%
Total risk-based capital	13.10%	14.20%	15.11%	15.00%	14.60%
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

	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$948,465	$9,965	4.20%	$893,282	$9,317	4.17%	$831,520	$8,984	4.32%
Taxable investment securities	365,612	2,037	2.23%	419,252	2,303	2.20%	402,993	2,310	2.29%
Nontaxable investment securities	203,236	2,312	4.55%	208,425	2,356	4.52%	207,443	2,459	4.74%
Other	25,134	194	3.09%	23,564	157	2.67%	27,689	166	2.40%
Total earning assets	1,542,447	14,508	3.76%	1,544,523	14,133	3.66%	1,469,645	13,919	3.79%
NONEARNING ASSETS
Allowance for loan losses	(7,731)			(7,557)			(9,007)
Cash and demand deposits due from banks	18,672			17,942			18,442
Premises and equipment	28,865			28,363			26,904
Accrued income and other assets	104,125			101,341			98,767
Total assets	$1,686,378			$1,684,612			$1,604,751
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$203,994	41	0.08%	$204,044	40	0.08%	$198,351	40	0.08%
Savings deposits	330,872	178	0.22%	340,251	144	0.17%	306,816	123	0.16%
Time deposits	433,591	1,277	1.18%	427,753	1,234	1.15%	434,103	1,317	1.21%
Borrowed funds	314,218	1,251	1.59%	320,337	1,260	1.57%	292,858	1,100	1.50%
Total interest bearing liabilities	1,282,675	2,747	0.86%	1,292,385	2,678	0.83%	1,232,128	2,580	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	196,682			189,520			181,289
Other	9,332			9,360			11,357
Shareholders’ equity	197,689			193,347			179,977
Total liabilities and shareholders’ equity	$1,686,378			$1,684,612			$1,604,751
Net interest income (FTE)		$11,761			$11,455			$11,339
Net yield on interest earning assets (FTE)			3.05%			2.97%			3.09%

	Nine Months Ended
	September 30, 2016			September 30, 2015
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$900,021	$28,320	4.20%	$826,393	$26,884	4.34%
Taxable investment securities	405,722	6,740	2.21%	388,964	6,655	2.28%
Nontaxable investment securities	207,769	7,091	4.55%	202,294	7,423	4.89%
Other	25,208	509	2.69%	25,769	444	2.30%
Total earning assets	1,538,720	42,660	3.70%	1,443,420	41,406	3.82%
NONEARNING ASSETS
Allowance for loan losses	(7,576)			(9,630)
Cash and demand deposits due from banks	18,130			17,824
Premises and equipment	28,495			26,481
Accrued income and other assets	102,072			98,124
Total assets	$1,679,841			$1,576,219
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$205,444	123	0.08%	$194,648	116	0.08%
Savings deposits	337,863	466	0.18%	284,886	311	0.15%
Time deposits	427,441	3,724	1.16%	435,853	3,978	1.22%
Borrowed funds	315,061	3,726	1.58%	292,127	3,181	1.45%
Total interest bearing liabilities	1,285,809	8,039	0.83%	1,207,514	7,586	0.84%
NONINTEREST BEARING LIABILITIES
Demand deposits	191,082			178,353
Other	9,435			11,106
Shareholders’ equity	193,515			179,246
Total liabilities and shareholders’ equity	$1,679,841			$1,576,219
Net interest income (FTE)		$34,621			$33,820
Net yield on interest earning assets (FTE)			3.00%			3.12%
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

	Three Months Ended September 30, 2016 Compared to June 30, 2016 Increase (Decrease) Due to			Three Months Ended September 30, 2016 Compared to September 30, 2015 Increase (Decrease) Due to			Nine Months Ended September 30, 2016 Compared to September 30, 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$579	$69	$648	$1,234	$(253)	$981	$2,338	$(902)	$1,436
Taxable investment securities	(298)	32	(266)	(210)	(63)	(273)	282	(197)	85
Nontaxable investment securities	(59)	15	(44)	(49)	(98)	(147)	197	(529)	(332)
Other	11	26	37	(16)	44	28	(10)	75	65
Total changes in interest income	233	142	375	959	(370)	589	2,807	(1,553)	1,254
Changes in interest expense
Interest bearing demand deposits	—	1	1	1	—	1	6	1	7
Savings deposits	(4)	38	34	10	45	55	64	91	155
Time deposits	17	26	43	(2)	(38)	(40)	(76)	(178)	(254)
Borrowed funds	(24)	15	(9)	83	68	151	260	285	545
Total changes in interest expense	(11)	80	69	92	75	167	254	199	453
Net change in interest margin (FTE)	$244	$62	$306	$867	$(445)	$422	$2,553	$(1,752)	$801
Our net yield on interest earning assets remains at historically low levels as a result of the persistent low interest rate environment. While we do not anticipate significant improvement in our net yield on interest earning assets, we do expect marginal improvement as a result of loan growth throughout 2016.

	Average Yield / Rate for the Three Month Periods Ended:
	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Total earning assets	3.76%	3.66%	3.67%	3.73%	3.79%
Total interest bearing liabilities	0.86%	0.83%	0.82%	0.83%	0.84%
Net yield on interest earning assets (FTE)	3.05%	2.97%	2.98%	3.04%	3.09%

	Quarter to Date Net Interest Income (FTE)
	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Total interest income (FTE)	$14,508	$14,133	$14,020	$13,970	$13,919
Total interest expense	2,747	2,678	2,614	2,577	2,580
Net interest income (FTE)	$11,761	$11,455	$11,406	$11,393	$11,339

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
ALLL at beginning of period	$7,600	$9,000	$7,400	$10,100
Charge-offs
Commercial and agricultural	—	61	48	89
Residential real estate	57	70	426	325
Consumer	74	79	206	252
Total charge-offs	131	210	680	666
Recoveries
Commercial and agricultural	118	68	488	459
Residential real estate	153	33	248	152
Consumer	43	47	159	154
Total recoveries	314	148	895	765
Net loan charge-offs	(183)	62	(215)	(99)
Provision for loan losses	17	(738)	185	(1,999)
ALLL at end of period	$7,800	$8,200	$7,800	$8,200
Net loan charge-offs to average loans outstanding	(0.02)%	0.01%	(0.02)%	(0.01)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Total charge-offs	$131	$208	$341	$238	$210
Total recoveries	314	296	285	210	148
Net loan charge-offs	(183)	(88)	56	28	62
Net loan charge-offs to average loans outstanding	(0.02)%	(0.01)%	0.01%	—%	0.01%
Provision for loan losses	$17	$12	$156	$(772)	$(738)
Provision for loan losses to average loans outstanding	—%	—%	0.02%	(0.09)%	(0.09)%
ALLL	$7,800	$7,600	$7,500	$7,400	$8,200
ALLL as a % of loans at end of period	0.79%	0.83%	0.86%	0.87%	0.98%
During 2015, net loan recoveries and continued improvement in credit quality indicators resulted in a reduction of the ALLL in both amount and as a percentage of loans. While we have experienced significant loan growth during 2016, the level of ALLL as of September 30, 2016 has not increased at the same rate. We continue to experience improvements in various credit quality indicators, specifically historical loss factors which have led to lower levels of required reserves. The addition of advances to mortgage brokers contributed to the overall decline in the level of ALLL to gross loans as there are no historical losses requiring reserves. While these advances contribute to other qualitative factors, the impact is not significant on the required level of the ALLL. Additionally, our recoveries continue to exceed our charge-offs which has increased the ALLL and led to lower provision for loan losses expense.

The following table illustrates our changes within the two main components of the ALLL as of:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
ALLL
Individually evaluated for impairment	$2,523	$2,602	$2,731	$2,820	$3,217
Collectively evaluated for impairment	5,277	4,998	4,769	4,580	4,983
Total	$7,800	$7,600	$7,500	$7,400	$8,200
ALLL to gross loans
Individually evaluated for impairment	0.26%	0.28%	0.31%	0.33%	0.38%
Collectively evaluated for impairment	0.53%	0.55%	0.55%	0.54%	0.60%
Total	0.79%	0.83%	0.86%	0.87%	0.98%
While more volatile, loans individually evaluated for impairment have been relatively flat in recent quarters. The lower levels of loans collectively evaluated for impairment over the past year illustrates the downward trend we are experiencing in our overall level of ALLL to gross loans. As we anticipate continued loan growth during 2016, the level of those collectively evaluated for impairment is expected to increase provided there are no significant increases to the level of loans individually evaluated for impairment.
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

	Total Past Due and Nonaccrual Loans
	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Commercial and agricultural	$3,148	$2,247	$2,167	$2,247	$1,709
Residential real estate	2,436	2,755	2,847	2,520	2,030
Consumer	51	23	28	31	60
Total	$5,635	$5,025	$5,042	$4,798	$3,799
Total past due and nonaccrual loans to gross loans	0.57%	0.55%	0.58%	0.56%	0.45%
While we experienced an increase in loans past due and nonaccrual during the third quarter, our level of past due and nonaccrual status loans remain low. These levels are the result of strengthened loan performance throughout all loan segements. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
We restructure debt with borrowers who, due to temporary financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of September 30, 2016 or December 31, 2015.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended September 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2016	151	$18,843	6	$587	157	$19,430
New modifications	3	1,634	—	—	3	1,634
Principal advances (payments)	—	(204)	—	(9)	—	(213)
Loans paid-off	(5)	(272)	—	—	(5)	(272)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	(1)	(57)	—	—	(1)	(57)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	3	218	(3)	(218)	—	—
Transfers to nonaccrual status	(2)	(103)	2	103	—	—
September 30, 2016	149	$20,059	5	$463	154	$20,522

	Nine Months Ended September 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	9	1,863	—	—	9	1,863
Principal advances (payments)	—	(831)	—	(26)	—	(857)
Loans paid-off	(11)	(1,348)	(1)	(221)	(12)	(1,569)
Partial charge-offs	—	—	—	(133)	—	(133)
Balances charged-off	(2)	(72)	—	—	(2)	(72)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	3	218	(3)	(218)	—	—
Transfers to nonaccrual status	(5)	(702)	5	702	—	—
September 30, 2016	149	$20,059	5	$463	154	$20,522

	Three Months Ended September 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2015	156	$19,518	5	$940	161	$20,458
New modifications	5	2,543	2	170	7	2,713
Principal advances (payments)		(308)		(552)	—	(860)
Loans paid-off	(4)	(638)	(1)	(1)	(5)	(639)
Partial charge-offs		—		(25)	—	(25)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(1)	(190)	(1)	(190)
Transfers to accrual status	1	30	(1)	(30)	—	—
Transfers to nonaccrual status	(1)	(21)	1	21	—	—
September 30, 2015	157	$21,124	5	$333	162	$21,457

	Nine Months Ended September 30, 2015
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	21	4,149	4	491	25	4,640
Principal advances (payments)	—	(1,033)	—	(977)	—	(2,010)
Loans paid-off	(19)	(3,016)	(7)	(597)	(26)	(3,613)
Partial charge-offs	—	—	—	(87)	—	(87)
Balances charged-off	(1)	(39)	—	—	(1)	(39)
Transfers to OREO	—	—	(5)	(775)	(5)	(775)
Transfers to accrual status	3	292	(3)	(292)	—	—
Transfers to nonaccrual status	(3)	(160)	3	160	—	—
September 30, 2015	157	$21,124	5	$333	162	$21,457
The following table summarizes our TDRs as of:

	September 30, 2016			December 31, 2015
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$18,787	$201	$18,988	$20,550	$146	$20,696	$(1,708)
Past due 30-59 days	367	235	602	357	—	357	245
Past due 60-89 days	308	—	308	24	—	24	284
Past due 90 days or more	597	27	624	—	248	248	376
Total	$20,059	$463	$20,522	$20,931	$394	$21,325	$(803)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2016			December 31, 2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,156	$6,274	$719	$7,619	$7,858	$818
Commercial other	1,460	1,471	85	188	199	11
Agricultural real estate	3,538	3,538	15	3,549	3,549	—
Agricultural other	982	982	1	519	519	2
Residential real estate senior liens	8,175	8,553	1,603	9,155	9,457	1,851
Residential real estate junior liens	74	74	14	133	133	28
Home equity lines of credit	108	408	—	127	427	—
Consumer secured	29	29	—	35	35	—
Total TDRs	20,522	21,329	2,437	21,325	22,177	2,710
Other impaired loans
Commercial real estate	103	117	—	162	175	—
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	433	640	85	841	1,308	108
Residential real estate junior liens	2	12	1	10	30	2
Home equity lines of credit	—	—	—	—	7	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	538	769	86	1,013	1,520	110
Total impaired loans	$21,060	$22,098	$2,523	$22,338	$23,697	$2,820
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Nonaccrual status loans	$690	$974	$1,016	$792	$796
Accruing loans past due 90 days or more	847	208	55	—	—
Total nonperforming loans	1,537	1,182	1,071	792	796
Foreclosed assets	284	249	276	421	601
Total nonperforming assets	$1,821	$1,431	$1,347	$1,213	$1,397
Nonperforming loans as a % of total loans	0.16%	0.13%	0.12%	0.09%	0.10%
Nonperforming assets as a % of total assets	0.11%	0.09%	0.08%	0.07%	0.09%
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

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of:

	September 30 2016	December 31 2015
Commercial and agricultural	$—	$232
Residential real estate	463	162
Total	$463	$394
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of September 30, 2016.
We believe that the level of the ALLL is appropriate as of September 30, 2016. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.
Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2016	2015	$	%
Service charges and fees
ATM and debit card fees	$606	$708	$(102)	(14.41)%
NSF and overdraft fees	480	492	(12)	(2.44)%
Freddie Mac servicing fee	172	179	(7)	(3.91)%
Service charges on deposit accounts	92	88	4	4.55%
Net OMSR income (loss)	(108)	(34)	(74)	(217.65)%
All other	34	35	(1)	(2.86)%
Total service charges and fees	1,276	1,468	(192)	(13.08)%
Net gain on sale of mortgage loans	263	157	106	67.52%
Earnings on corporate owned life insurance policies	183	188	(5)	(2.66)%
Net gains (losses) on sale of AFS securities	—	—	—	—%
Other
Trust and brokerage advisory fees	1,000	538	462	85.87%
Corporate Settlement Solutions joint venture	145	399	(254)	(63.66)%
Other	79	351	(272)	(77.49)%
Total other	1,224	1,288	(64)	(4.97)%
Total noninterest income	$2,946	$3,101	$(155)	(5.00)%

	Nine Months Ended September 30
			Change
	2016	2015	$	%
Service charges and fees
ATM and debit card fees	$1,840	$1,798	$42	2.34%
NSF and overdraft fees	1,360	1,392	(32)	(2.30)%
Freddie Mac servicing fee	529	538	(9)	(1.67)%
Service charges on deposit accounts	263	258	5	1.94%
Net OMSR income (loss)	(437)	(61)	(376)	(616.39)%
All other	97	99	(2)	(2.02)%
Total service charges and fees	3,652	4,024	(372)	(9.24)%
Net gain on sale of mortgage loans	472	472	—	—%
Earnings on corporate owned life insurance policies	566	570	(4)	(0.70)%
Net gains (losses) on sale of AFS securities	245	—	245	N/M
Other
Trust and brokerage advisory fees	2,135	1,640	495	30.18%
Corporate Settlement Solutions joint venture	362	518	(156)	(30.12)%
Other	489	634	(145)	(22.87)%
Total other	2,986	2,792	194	6.95%
Total noninterest income	$7,921	$7,858	$63	0.80%
Significant changes in noninterest income are detailed below:

•	ATM and debit card fees fluctuate from period-to-period based on usage of ATM and debit cards. Income for the remainder of 2016 is expected to approximate 2015 levels.

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate NSF and overdraft fees in 2016 to approximate 2015 levels.

•
Offering rates on residential mortgage loans and increased prepayment speeds have been the most significant drivers behind fluctuations in net OMSR income (loss). While mortgage rates are expected to approximate current levels in the foreseeable future, we anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. As such, we anticipate net OMSR income (loss) to improve during the remainder of 2016 based on volume.

•
We are continually analyzing our AFS security portfolio for potential sale opportunities. During the second quarter of 2016, we identified several mortgage-backed securities with unrealized gains that had less than desirable yields. There were none identified during the third quarter; however, we may continue to sell AFS securities with low yields during the remainder of 2016.

•
We continue to invest considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We anticipate that these fees will continue to increase during the remainder of 2016 but not at the same rate as the third quarter.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2016	2015	$	%
Compensation and benefits
Employee salaries	$3,431	$3,427	$4	0.12%
Employee benefits	1,509	1,323	$186	14.06%
Total compensation and benefits	4,940	4,750	190	4.00%
Furniture and equipment
Service contracts	822	780	42	5.38%
Depreciation	483	473	10	2.11%
ATM and debit card fees	210	232	(22)	(9.48)%
All other	28	26	2	7.69%
Total furniture and equipment	1,543	1,511	32	2.12%
Occupancy
Depreciation	195	180	15	8.33%
Outside services	171	167	4	2.40%
Utilities	168	130	38	29.23%
Property taxes	141	135	6	4.44%
All other	115	116	(1)	(0.86)%
Total occupancy	790	728	62	8.52%
Other
Audit and related fees	319	223	96	43.05%
FDIC insurance premiums	224	204	20	9.80%
Director fees	207	204	3	1.47%
Consulting fees	198	124	74	59.68%
Loan underwriting fees	142	98	44	44.90%
Donations and community relations	134	155	(21)	(13.55)%
Marketing costs	101	124	(23)	(18.55)%
Education and travel	90	91	(1)	(1.10)%
Postage and freight	95	94	1	1.06%
Printing and supplies	103	111	(8)	(7.21)%
Legal fees	68	121	(53)	(43.80)%
All other	479	623	(144)	(23.11)%
Total other	2,160	2,172	(12)	(0.55)%
Total noninterest expenses	$9,433	$9,161	$272	2.97%

	Nine Months Ended September 30
			Change
	2016	2015	$	%
Compensation and benefits
Employee salaries	$10,056	$10,059	$(3)	(0.03)%
Employee benefits	4,356	3,797	559	14.72%
Total compensation and benefits	14,412	13,856	556	4.01%
Furniture and equipment
Service contracts	2,314	2,220	94	4.23%
Depreciation	1,533	1,390	143	10.29%
ATM and debit card fees	627	564	63	11.17%
All other	90	77	13	16.88%
Total furniture and equipment	4,564	4,251	313	7.36%
Occupancy
Depreciation	583	535	48	8.97%
Outside services	555	542	13	2.40%
Utilities	429	404	25	6.19%
Property taxes	429	400	29	7.25%
All other	284	240	44	18.33%
Total occupancy	2,280	2,121	159	7.50%
Other
Audit and related fees	664	582	82	14.09%
FDIC insurance premiums	646	619	27	4.36%
Director fees	630	608	22	3.62%
Consulting fees	567	341	226	66.28%
Loan underwriting fees	377	248	129	52.02%
Donations and community relations	374	412	(38)	(9.22)%
Marketing costs	359	350	9	2.57%
Education and travel	351	319	32	10.03%
Postage and freight	292	284	8	2.82%
Printing and supplies	286	309	(23)	(7.44)%
Legal fees	226	273	(47)	(17.22)%
All other	1,703	1,593	110	6.91%
Total other	6,475	5,938	537	9.04%
Total noninterest expenses	$27,731	$26,166	$1,565	5.98%
Significant changes in noninterest expenses are detailed below:

•	We acquired two branches in mid-2015 which resulted in increased expenses in 2016 for most of the categories presented above. None of the increases are individually significant.

•	Employee benefits were low in 2015 due to lower than anticipated medical coverage costs. We anticipate expense to continue to increase slightly during the remainder of 2016.

•
Consulting fees in 2016 increased as a result of outsourced operational functions related to our investment and trust services, consulting services to streamline processes, and talent recruitment services. As such, fees in 2016 are expected to exceed 2015 levels.

•	The increase in loan underwriting fees is related to the increase in loan volume throughout 2016 and, such fees are expected to continue to increase during the remainder of 2016.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. Donations and community relations fluctuate from period-to-period with 2016 expenses expected to approximate 2015 levels.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	September 30 2016	December 31 2015	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,335	$21,569	$(234)	(1.08)%
AFS securities
Amortized cost of AFS securities	549,893	654,348	(104,455)	(15.96)%
Unrealized gains (losses) on AFS securities	14,336	5,788	8,548	147.68%
AFS securities	564,229	660,136	(95,907)	(14.53)%
Mortgage loans AFS	685	1,187	(502)	(42.29)%
Loans
Gross loans	989,366	850,492	138,874	16.33%
Less allowance for loan and lease losses	7,800	7,400	400	5.41%
Net loans	981,566	843,092	138,474	16.42%
Premises and equipment	28,986	28,331	655	2.31%
Corporate owned life insurance policies	25,985	26,423	(438)	(1.66)%
Accrued interest receivable	6,868	6,269	599	9.55%
Equity securities without readily determinable fair values	22,573	22,286	287	1.29%
Goodwill and other intangible assets	48,700	48,828	(128)	(0.26)%
Other assets	5,571	9,991	(4,420)	(44.24)%
TOTAL ASSETS	$1,706,498	$1,668,112	$38,386	2.30%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,175,833	$1,164,563	$11,270	0.97%
Borrowed funds	325,409	309,732	15,677	5.06%
Accrued interest payable and other liabilities	10,072	9,846	226	2.30%
Total liabilities	1,511,314	1,484,141	27,173	1.83%
Shareholders’ equity	195,184	183,971	11,213	6.09%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,706,498	$1,668,112	$38,386	2.30%

The following table outlines the changes in loans:

	September 30 2016	December 31 2015	$ Change	% Change (unannualized)
Commercial	$554,847	$448,381	$106,466	23.74%
Agricultural	133,637	115,911	17,726	15.29%
Residential real estate	260,122	251,501	8,621	3.43%
Consumer	40,760	34,699	6,061	17.47%
Total	$989,366	$850,492	$138,874	16.33%
The following table displays loan balances as of:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Commercial	$554,847	$500,374	$470,305	$448,381	$434,823
Agricultural	133,637	126,517	115,686	115,911	116,293
Residential real estate	260,122	255,116	249,318	251,501	251,324
Consumer	40,760	37,587	34,982	34,699	34,231
Total	$989,366	$919,594	$870,291	$850,492	$836,671
While competition for commercial and agricultural loans continues to be strong, we experienced growth in these segments of the portfolio during 2016 and anticipate continued growth in the remainder of 2016. During the third quarter of 2016, we entered into a participation agreement to provide advances to mortgage brokers which contributed $27,832 of commercial loan growth as of September 30, 2016. Residential real estate and consumer loans continued to increase during the third quarter of 2016. We anticipate continued growth in both portfolios during the remainder of 2016 as a result of initiatives designed to increase loan volume and the number of originations.
The following table outlines the changes in deposits:

	September 30 2016	December 31 2015	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$201,804	$191,376	$10,428	5.45%
Interest bearing demand deposits	205,817	212,666	(6,849)	(3.22)%
Savings deposits	331,414	337,641	(6,227)	(1.84)%
Certificates of deposit	324,910	324,101	809	0.25%
Brokered certificates of deposit	87,583	73,815	13,768	18.65%
Internet certificates of deposit	24,305	24,964	(659)	(2.64)%
Total	$1,175,833	$1,164,563	$11,270	0.97%
The following table displays deposit balances as of:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Noninterest bearing demand deposits	$201,804	$192,194	$183,820	$191,376	$181,782
Interest bearing demand deposits	205,817	197,590	215,327	212,666	197,476
Savings deposits	331,414	331,144	352,115	337,641	316,590
Certificates of deposit	324,910	328,771	323,350	324,101	328,806
Brokered certificates of deposit	87,583	83,677	76,014	73,815	76,948
Internet certificates of deposit	24,305	23,494	22,881	24,964	26,401
Total	$1,175,833	$1,156,870	$1,173,507	$1,164,563	$1,128,003
Deposit growth during 2016 continues to be driven by noninterest bearing demand deposits and brokered certificates of deposit. We continue to see a gradual decline in certificates of deposits and interest bearing deposit accounts. Growth is anticipated to continue to come in the form of non-contractual deposits, while certificates of deposit are expected to continue to decline.

Our strong loan growth in 2016, coupled with softer deposit growth, led to sales of AFS securities during the year. Additionally, we have slowed our purchases of mortgage-backed securities and collateralized mortgage obligations in response to loan growth. We remain active in investments with our local schools and municipalities; therefore, future growth is anticipated in state and political subdivisions AFS securities. The following table displays fair values of AFS securities as of:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
Government sponsored enterprises	$344	$10,371	$24,428	$24,345	$24,368
States and political subdivisions	219,689	226,047	231,472	232,217	232,374
Auction rate money market preferred	3,145	3,119	2,807	2,866	2,707
Preferred stocks	3,588	3,406	3,346	3,299	3,192
Mortgage-backed securities	226,649	240,195	258,284	263,384	234,258
Collateralized mortgage obligations	110,814	119,325	129,522	134,025	131,713
Total	$564,229	$602,463	$649,859	$660,136	$628,612
The following table displays borrowed funds balances as of:

	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015
FHLB advances	$250,000	$265,000	$245,000	$235,000	$215,000
Securities sold under agreements to repurchase without stated maturity dates	54,809	53,596	58,096	70,532	69,510
Federal funds purchased	20,600	—	4,800	4,200	13,100
Total	$325,409	$318,596	$307,896	$309,732	$297,610
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 131,697 shares or $3,683 of common stock during the first nine months of 2016, as compared to 142,388 shares or $3,310 of common stock during the same period in 2015. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $443 and $425 during the nine month periods ended September 30, 2016 and 2015, respectively.
We have approved a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 98,083 shares or $2,749 of common stock compared to 153,329 shares for $3,588 during the first nine months of 2016 and 2015, respectively. As of September 30, 2016, we were authorized to repurchase up to an additional 60,575 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.59% as of September 30, 2016.

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

	September 30 2016	December 31 2015	Required
Common equity tier 1 capital	12.41%	13.44%	4.50%

Tier 1 capital	12.41%	13.44%	6.00%
Tier 2 capital	0.69%	0.73%	2.00%
Total Capital	13.10%	14.17%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At September 30, 2016, the Bank exceeded these minimum capital requirements.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2016	December 31 2015
Unfunded commitments under lines of credit	$166,007	$134,412
Commitments to grant loans	44,981	53,946
Commercial and standby letters of credit	1,106	915
Total	$212,094	$189,273
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and do not necessarily represent future cash requirements. Advances to mortgage brokers are also included in unfunded commitments under lines of credit. The balance is the difference between our outstanding balances and the maximum outstanding aggregate amount.
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
Our primary sources of liquidity are cash and cash equivalents and AFS securities. These categories totaled $585,564 or 34.31% of assets as of September 30, 2016 as compared to $681,705 or 40.87% as of December 31, 2015. The decline in primary liquidity is a direct result of our sale of AFS securities during 2016. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2016, we had available lines of credit of $15,173.
The following table summarizes our sources and uses of cash for the nine month period ended September 30:

	2016	2015	$ Variance
Net cash provided by (used in) operating activities	$15,565	$7,081	$8,484
Net cash provided by (used in) investing activities	(37,704)	(64,112)	26,408
Net cash provided by (used in) financing activities	21,905	55,447	(33,542)
Increase (decrease) in cash and cash equivalents	(234)	(1,584)	1,350
Cash and cash equivalents January 1	21,569	19,906	1,663
Cash and cash equivalents September 30	$21,335	$18,322	$3,013
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2016, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	September 30, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	2.16%	1.58%	4.22%	5.75%	6.83%	(1.59)%	2.05%	6.00%	8.43%	10.23%

	December 31, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.08)%	1.27%	2.00%	2.11%	2.23%	(1.77)%	2.00%	3.47%	4.02%	4.39%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2016 and December 31, 2015. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	September 30, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,061	$—	$—	$—	$—	$—	$2,061	$2,060
Average interest rates	0.23%	—%	—%	—%	—%	—%	0.23%
AFS securities	$177,551	$111,006	$84,152	$57,432	$37,220	$96,868	$564,229	$564,229
Average interest rates	1.57%	1.42%	1.68%	2.30%	2.72%	2.22%	1.82%
Fixed interest rate loans (1)	$166,013	$120,093	$103,839	$99,242	$114,484	$192,540	$796,211	$786,490
Average interest rates	4.10%	4.26%	4.31%	4.15%	4.21%	4.13%	4.18%
Variable interest rate loans (1)	$64,158	$29,852	$33,955	$14,661	$20,277	$30,252	$193,155	$193,155
Average interest rates	4.54%	4.27%	4.00%	3.58%	3.64%	3.91%	4.14%
Rate sensitive liabilities
Fixed rate borrowed funds	$125,409	$60,000	$70,000	$10,000	$20,000	$30,000	$315,409	$320,077
Average interest rates	0.77%	1.89%	1.90%	1.98%	1.80%	2.77%	1.53%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	0.93%	—%	0.93%
Savings and NOW accounts	$144,685	$38,027	$34,016	$30,450	$27,279	$262,774	$537,231	$537,231
Average interest rates	0.40%	0.10%	0.10%	0.10%	0.10%	0.09%	0.18%
Fixed interest rate certificates of deposit	$196,912	$85,975	$45,914	$30,815	$49,741	$24,582	$433,939	$433,033
Average interest rates	0.89%	1.20%	1.30%	1.59%	1.65%	1.81%	1.19%
Variable interest rate certificates of deposit	$1,121	$1,738	$—	$—	$—	$—	$2,859	$2,859
Average interest rates	0.47%	0.71%	—%	—%	—%	—%	0.61%

	December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,659	$100	$—	$—	$—	$—	$2,759	$2,758
Average interest rates	0.23%	0.35%	—%	—%	—%	—%	0.24%
AFS securities	$148,692	$120,692	$81,726	$73,541	$71,083	$164,402	$660,136	$660,136
Average interest rates	2.16%	2.11%	2.18%	2.25%	2.37%	2.43%	2.25%
Fixed interest rate loans (1)	$116,143	$130,873	$103,265	$83,457	$91,436	$156,784	$681,958	$670,864
Average interest rates	4.56%	4.42%	4.27%	4.36%	4.18%	4.28%	4.35%
Variable interest rate loans (1)	$61,672	$24,289	$24,359	$14,398	$16,842	$26,974	$168,534	$168,534
Average interest rates	4.08%	4.12%	4.19%	3.45%	3.40%	3.69%	3.92%
Rate sensitive liabilities
Fixed rate borrowed funds	$104,732	$50,000	$50,000	$40,000	$10,000	$40,000	$294,732	$297,495
Average interest rates	0.47%	1.56%	2.16%	2.35%	1.98%	2.67%	1.55%
Variable rate borrowed funds	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Average interest rates	0.62%	—%	—%	—%	—%	—%	0.62%
Savings and NOW accounts	$80,242	$42,064	$37,773	$33,950	$30,548	$325,730	$550,307	$550,307
Average interest rates	0.59%	0.11%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$190,500	$89,689	$63,167	$23,883	$33,012	$21,028	$421,279	$419,828
Average interest rates	0.92%	1.26%	1.27%	1.50%	1.59%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,358	$243	$—	$—	$—	$—	$1,601	$1,601
Average interest rates	0.49%	0.40%	—%	—%	—%	—%	0.48%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2016, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended September 30, 2016, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				106,748
July 1 - 31	11,664	$27.86	11,664	95,084
August 1 - 31	20,927	27.91	20,927	74,157
September 1 - 30	13,582	27.90	13,582	60,575
Balance, September 30	46,173	$27.90	46,173	60,575
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

Isabella Bank Corporation

Date:	November 9, 2016	/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2016	/s/ Dennis P. Angner
Dennis P. Angner
President, Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)