Form 10-K
period 2016-12-31
ISABELLA BANK CORP
filed 2017-03-07
CIK 842517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $218,637,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,831,404 as of March 3, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)

Documents	Part of Form 10-K Incorporated into
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 2, 2017	Part III

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
Isabella Bank Corporation is a registered financial services holding company that was incorporated in September 1988 under Michigan law. The Corporation's sole subsidiary, Isabella Bank, has 29 banking offices located throughout Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties and a loan production office located in Saginaw county. The area includes significant agricultural production, manufacturing, retail, gaming and tourism, and several colleges and universities.
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
Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2016, 2015, and 2014 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.
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
As of December 31, 2016, we had 372 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
Supervision and Regulation
The earnings and growth of the banking industry and, therefore, our earnings are affected by the credit policies of monetary authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to combat recessions and respond to inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Treasury and U.S. Government Agency securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and related financial service providers in the past and are expected to continue to do so in the future. The effect of such policies upon our future business and earnings cannot be predicted.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2016 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
Our deposits are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC assesses insurance premiums based upon a financial ratios method that takes into account assets and capital levels and supervisory ratings.
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
Changes in credit quality and required allowance for loan and lease losses
To manage the credit risk arising from lending activities, our most significant source of credit risk, we maintain sound underwriting policies and procedures. We continuously monitor asset quality in order to manage our credit risk to determine the appropriateness of valuation allowances. These valuation allowances take into consideration various factors including, but not limited to, local, regional, and national economic conditions.
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
Changes in economic conditions
An economic downturn within our local markets, as well as downturns in the state, national, or global markets, could negatively impact household and corporate incomes. This could lead to decreased demand for both loan and deposit products and lead to an increase of customers who fail to pay interest or principal on their loans. We continually monitor key economic indicators in an effort to anticipate the possible effects of downturns in the local, regional, and national economies.
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
The value of investment securities may be negatively impacted by fluctuations in the market
A volatile, illiquid market or decline in credit quality could require us to recognize an OTTI loss related to the investment securities held in our portfolio. We consider many factors in determining whether an OTTI exists including the length of time and extent to which fair value has been less than cost, the investment credit rating, and the probability that the issuer will be unable to pay the amount when due. The presence of these factors could lead to impairment charges. These risks are mitigated by the fact that we do not intend to sell the security in an unrealized loss position and it is more likely than not that we will not have to sell the security before recovery of its cost basis.
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
To minimize potential losses due to operational risks, we have established a robust system of internal controls that is regularly tested by our internal audit department in conjunction with the services of certified public accounting firms who assist in performing such internal audit work. The focus of these internal audit procedures is to verify the validity and appropriateness of various transactions, processes, and controls. The results of these procedures are reported to our Audit Committee.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated by state and federal regulation that governs almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the appropriateness of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defending our business and may lead to penalties.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through cyber attacks, breach of computer systems or other means
As part of our business, we collect and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place for our facilities and systems, and the security measures of our third party service providers, we may be vulnerable to cyber attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, human errors or other similar events. Risks related to cybersecurity continue to evolve within the industry. We continually review and monitor information and data related to cybersecurity to detect and mitigate attacks. A cyber attack could disrupt our operations and have a material adverse effect on our business. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our executive offices are located at 401 North Main Street in Mount Pleasant, Michigan. In addition to this location, we own 29 branches, an operations center, a mortgage operations center, and our previous main office building. We also lease property in Saginaw, Michigan which serves as a loan production office. Our facilities' current, planned, and best use is for conducting our current activities, with the exception of approximately 75% of our previous main office location. We continually monitor and assess the need for expansion and/or improvement for all facilities. In our opinion, each facility has sufficient capacity and is in good condition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,821,069 shares are issued and outstanding as of December 31, 2016. As of that date, there were 3,082 shareholders of record.
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

	Number of Common Shares	Sale Price
		Low	High
2016
First Quarter	81,184	$27.25	$29.90
Second Quarter	47,680	27.63	28.25
Third Quarter	71,614	27.60	28.08
Fourth Quarter	53,496	27.60	28.35
	253,974
2015
First Quarter	81,754	$22.00	$23.50
Second Quarter	94,019	22.70	23.80
Third Quarter	143,183	22.75	23.85
Fourth Quarter	109,276	23.50	29.90
	428,232
The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2016	2015
First Quarter	$0.24	$0.23
Second Quarter	0.24	0.23
Third Quarter	0.25	0.24
Fourth Quarter	0.25	0.24
Total	$0.98	$0.94
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on December 21, 2016, to allow for the repurchase of an additional 200,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the unaudited three month period ended December 31, 2016, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				60,575
October 1 - 31	19,538	$27.79	19,538	41,037
November 1 - 30	19,821	27.80	19,821	21,216
December 1-21	11,659	28.13	11,659	9,557
Additional Authorization (200,000 shares)				209,557
December 22 - 31	9,600	28.02	9,600	199,957
Balance, December 31	60,618	$27.90	60,618	199,957
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation's common stock and each index was $100 at December 31, 2011 and all dividends are reinvested.

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2011	$100.00	$100.00	$100.00
12/31/2012	95.00	117.70	118.55
12/31/2013	107.70	164.65	167.52
12/31/2014	105.60	188.87	175.58
12/31/2015	145.80	202.25	190.97
12/31/2016	140.60	220.13	262.04

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2016	2015	2014	2013	2012
INCOME STATEMENT DATA
Interest income	$53,666	$51,502	$51,148	$50,418	$53,123
Interest expense	10,865	10,163	9,970	11,021	13,423
Net interest income	42,801	41,339	41,178	39,397	39,700
Provision for loan losses	(135)	(2,771)	(668)	1,111	2,300
Noninterest income	11,108	10,359	9,325	10,175	11,530
Noninterest expenses	37,897	36,051	35,103	33,755	34,361
Federal income tax expense	2,348	3,288	2,344	2,196	2,363
Net Income	$13,799	$15,130	$13,724	$12,510	$12,206
PER SHARE
Basic earnings	$1.77	$1.95	$1.77	$1.63	$1.61
Diluted earnings	$1.73	$1.90	$1.74	$1.59	$1.56
Dividends	$0.98	$0.94	$0.89	$0.84	$0.80
Tangible book value*	$18.16	$17.30	$16.59	$15.62	$14.72
Quoted market value
High	$29.90	$29.90	$24.00	$26.00	$24.98
Low	$27.25	$22.00	$21.73	$21.12	$21.75
Close*	$27.85	$29.90	$22.50	$23.85	$21.75
Common shares outstanding*	7,821,069	7,799,867	7,776,274	7,723,023	7,671,846
PERFORMANCE RATIOS
Return on average total assets	0.82%	0.95%	0.90%	0.86%	0.88%
Return on average shareholders' equity	7.12%	8.33%	8.06%	7.67%	7.60%
Return on average tangible shareholders' equity	9.95%	11.46%	10.80%	10.71%	11.41%
Net interest margin yield (FTE)	3.00%	3.10%	3.24%	3.22%	3.43%
BALANCE SHEET DATA*
Gross loans	$1,010,615	$850,492	$836,550	$810,777	$774,627
AFS securities	$558,096	$660,136	$567,534	$512,062	$504,010
Total assets	$1,732,151	$1,668,112	$1,549,543	$1,493,137	$1,430,639
Deposits	$1,195,040	$1,164,563	$1,074,484	$1,043,766	$1,017,667
Borrowed funds	$337,694	$309,732	$289,709	$279,326	$241,001
Shareholders' equity	$187,899	$183,971	$174,594	$160,609	$164,489
Gross loans to deposits	84.57%	73.03%	77.86%	77.68%	76.12%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$272,882	$287,029	$288,639	$293,665	$303,425
Assets managed by our Investment and Trust Services Department	$427,693	$405,109	$383,878	$351,420	$319,301
Total assets under management	$2,432,726	$2,360,250	$2,222,060	$2,138,222	$2,053,365
ASSET QUALITY*
Nonperforming loans to gross loans	0.17%	0.09%	0.50%	0.42%	1.00%
Nonperforming assets to total assets	0.11%	0.07%	0.33%	0.32%	0.68%
ALLL to gross loans	0.73%	0.87%	1.21%	1.42%	1.54%
CAPITAL RATIOS*
Shareholders' equity to assets	10.85%	11.03%	11.27%	10.76%	11.50%
Tier 1 leverage	8.56%	8.52%	8.59%	8.46%	8.29%
Common equity tier 1 capital	12.39%	13.44%	N/A	N/A	N/A
Tier 1 risk-based capital	12.39%	13.44%	14.08%	13.68%	13.24%
Total risk-based capital	13.04%	14.17%	15.19%	14.93%	14.49%
* At end of year

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2016	September 30 2016	June 30 2016	March 31 2016	December 31 2015	September 30 2015	June 30 2015	March 31 2015
Total interest income	$13,760	$13,607	$13,218	$13,081	$13,023	$12,967	$12,759	$12,753
Total interest expense	2,826	2,747	2,678	2,614	2,577	2,580	2,518	2,488
Net interest income	10,934	10,860	10,540	10,467	10,446	10,387	10,241	10,265
Provision for loan losses	(320)	17	12	156	(772)	(738)	(535)	(726)
Noninterest income	3,187	2,946	2,752	2,223	2,501	3,101	2,629	2,128
Noninterest expenses	10,166	9,433	9,218	9,080	9,885	9,161	8,330	8,675
Federal income tax expense	493	763	655	437	538	1,002	977	771
Net income	$3,782	$3,593	$3,407	$3,017	$3,296	$4,063	$4,098	$3,673
PER SHARE
Basic earnings	$0.48	$0.46	$0.44	$0.39	$0.43	$0.52	$0.53	$0.47
Diluted earnings	0.47	0.45	0.43	0.38	0.41	0.51	0.52	0.46
Dividends	0.25	0.25	0.24	0.24	0.24	0.24	0.23	0.23
Quoted market value*	27.85	27.70	27.90	28.25	29.90	23.69	23.75	22.90
Tangible book value*	18.16	17.93	17.72	17.47	17.30	17.06	17.17	16.84
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
Executive Summary
We reported net income of $13,799 and earnings per common share of $1.77 for the year ended December 31, 2016. Our earnings have primarily been the result of increased interest income driven by outstanding loan growth during 2016. Our strong credit quality resulted in a decline in the level of the ALLL in both amount and as a percentage of gross loans, resulting in a reversal of provision for loan losses of $135 for the year ended December 31, 2016. Net loan recoveries during 2016 were $135 as compared to net loan recoveries of $71 in 2015.
During the year, total assets grew by 3.84% to $1,732,151, and assets under management increased to $2,432,726 which includes loans sold and serviced and assets managed by our Investment and Trust Services Department of $700,575. In 2016, we had total loan growth of $160,123 which was driven by commercial and agricultural loan growth of $137,864. Also contributing to this growth in 2016 were increases in both residential real estate and consumer loans of $22,259.
Our net yield on interest earning assets of 3.00% remains at historically low levels. While the FRB increased short term interest rates in December 2016 and projects increases in 2017, we do not anticipate significant improvements in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. Net interest income will increase only through continued strategic growth in loans, investments, and other income earning assets. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
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
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2015 and 2014 have been reclassified to conform with the 2016 presentation.
Other
We have not received any notices of regulatory actions as of February 23, 2017.

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
AFS securities are carried at fair value with changes in the fair value included as a component of other comprehensive income. Declines in the fair value of AFS securities below their cost that are other-than-temporary are reflected as realized losses in the consolidated statements of income. We evaluate AFS securities for indications of losses that are considered other-than-temporary, if any, on a regular basis. The market values for most AFS investment securities are typically obtained from outside sources and applied to individual securities within the portfolio. Municipal securities for which no readily determinable market values are available are priced using fair value curves which most closely match the security's credit ratings and maturities.

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Year Ended December 31
	2016			2015			2014
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$922,333	$38,537	4.18%	$829,903	$35,853	4.32%	$816,105	$36,629	4.49%
Taxable investment securities	392,810	8,746	2.23%	395,981	9,053	2.29%	357,250	8,092	2.27%
Nontaxable investment securities	205,450	9,351	4.55%	205,242	9,870	4.81%	194,751	9,877	5.07%
Other	25,557	668	2.61%	25,947	600	2.31%	25,784	519	2.01%
Total earning assets	1,546,150	57,302	3.71%	1,457,073	55,376	3.80%	1,393,890	55,117	3.95%
NONEARNING ASSETS
Allowance for loan losses	(7,638)			(9,275)			(10,973)
Cash and demand deposits due from banks	18,178			17,925			18,552
Premises and equipment	28,670			26,968			25,957
Accrued income and other assets	101,995			98,805			94,754
Total assets	$1,687,355			$1,591,496			$1,522,180
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$203,198	163	0.08%	$195,260	155	0.08%	$191,750	157	0.08%
Savings deposits	336,859	663	0.20%	293,703	449	0.15%	260,469	374	0.14%
Time deposits	429,731	5,010	1.17%	433,409	5,246	1.21%	448,971	5,764	1.28%
Borrowed funds	319,049	5,029	1.58%	295,641	4,313	1.46%	274,080	3,675	1.34%
Total interest bearing liabilities	1,288,837	10,865	0.84%	1,218,013	10,163	0.83%	1,175,270	9,970	0.85%
NONINTEREST BEARING LIABILITIES
Demand deposits	194,892			181,939			165,860
Other	9,841			10,001			10,773
Shareholders’ equity	193,785			181,543			170,277
Total liabilities and shareholders’ equity	$1,687,355			$1,591,496			$1,522,180
Net interest income (FTE)		$46,437			$45,213			$45,147
Net yield on interest earning assets (FTE)			3.00%			3.10%			3.24%

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

	2016 Compared to 2015 Increase (Decrease) Due to			2015 Compared to 2014 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$3,892	$(1,208)	$2,684	$612	$(1,388)	$(776)
Taxable investment securities	(72)	(235)	(307)	885	76	961
Nontaxable investment securities	10	(529)	(519)	518	(525)	(7)
Other	(9)	77	68	3	78	81
Total changes in interest income	3,821	(1,895)	1,926	2,018	(1,759)	259
Changes in interest expense
Interest bearing demand deposits	6	2	8	3	(5)	(2)
Savings deposits	72	142	214	50	25	75
Time deposits	(44)	(192)	(236)	(195)	(323)	(518)
Borrowed funds	355	361	716	301	337	638
Total changes in interest expense	389	313	702	159	34	193
Net change in interest margin (FTE)	$3,432	$(2,208)	$1,224	$1,859	$(1,793)	$66
Our net yield on interest earning assets remains at historically low levels. The persistent low interest rate environment coupled with a high concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin. While the FRB increased short term interest rates in late 2016, we do not expect any significant change in our net yield on interest earning assets as the rates paid on interest bearing liabilities will likely increase faster than those of interest earning assets. Net interest income will increase only through continued balance sheet growth.

	Average Yield / Rate for the Three Month Periods Ended:
	December 31 2016	September 30 2016	June 30 2016	March 31 2016	December 31 2015
Total earning assets	3.73%	3.76%	3.66%	3.67%	3.73%
Total interest bearing liabilities	0.87%	0.86%	0.83%	0.82%	0.83%
Net yield on interest earning assets (FTE)	3.01%	3.05%	2.97%	2.98%	3.04%

	Quarter to Date Net Interest Income (FTE)
	December 31 2016	September 30 2016	June 30 2016	March 31 2016	December 31 2015
Total interest income (FTE)	$14,642	$14,508	$14,132	$14,020	$13,970
Total interest expense	2,826	2,747	2,678	2,614	2,577
Net interest income (FTE)	$11,816	$11,761	$11,454	$11,406	$11,393
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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2016	September 30 2016	June 30 2016	March 31 2016	December 31 2015
Total charge-offs	$236	$131	$208	$341	$238
Total recoveries	156	314	296	285	210
Net loan charge-offs	80	(183)	(88)	56	28
Net loan charge-offs to average loans outstanding	0.01%	(0.02)%	(0.01)%	0.01%	—
Provision for loan losses	$(320)	$17	$12	$156	$(772)
Provision for loan losses to average loans outstanding	(0.03)%	—	—	0.02%	(0.09)%
ALLL	$7,400	$7,800	$7,600	$7,500	$7,400
ALLL as a % of loans at end of period	0.73%	0.79%	0.83%	0.86%	0.87%
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2016	2015	2014	2013	2012
ALLL at beginning of period	$7,400	$10,100	$11,500	$11,936	$12,375
Charge-offs
Commercial and agricultural	57	134	590	907	1,672
Residential real estate	574	397	722	1,004	1,142
Consumer	285	373	316	429	542
Total charge-offs	916	904	1,628	2,340	3,356
Recoveries
Commercial and agricultural	540	549	550	363	240
Residential real estate	287	220	197	181	122
Consumer	224	206	149	249	255
Total recoveries	1,051	975	896	793	617
Provision for loan losses	(135)	(2,771)	(668)	1,111	2,300
ALLL at end of period	7,400	7,400	10,100	11,500	11,936
Net loan charge-offs	$(135)	$(71)	$732	$1,547	$2,739
Net loan charge-offs to average loans outstanding	(0.01)%	(0.01)%	0.09%	0.20%	0.36%
ALLL as a% of loans at end of period	0.73%	0.87%	1.21%	1.42%	1.54%

As the level of net loans charged-off declines and credit quality indicators remain stable, we have reduced the ALLL in both amount and as a percentage of loans. While they can be more volatile, loans individually evaluated for impairment have been steadily declining since December 31, 2015. The decline in loans collectively impaired illustrates the downward trend we are experiencing in our overall level of ALLL to gross loans. The following table illustrates our changes within the two main components of the ALLL.

	December 31 2016	September 30 2016	June 30 2016	March 31 2016	December 31 2015
ALLL
Individually evaluated for impairment	$2,371	$2,523	$2,602	$2,731	$2,820
Collectively evaluated for impairment	5,029	5,277	4,998	4,769	4,580
Total	$7,400	$7,800	$7,600	$7,500	$7,400
ALLL to gross loans
Individually evaluated for impairment	0.23%	0.26%	0.28%	0.31%	0.33%
Collectively evaluated for impairment	0.50%	0.53%	0.55%	0.55%	0.54%
Total	0.73%	0.79%	0.83%	0.86%	0.87%
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

	Total Past Due and Nonaccrual Loans as of December 31
	2016	2015	2014	2013	2012
Commercial and agricultural	$4,598	$2,247	$4,805	$3,621	$7,271
Residential real estate	2,716	2,520	4,181	7,008	5,431
Consumer	115	31	138	259	199
Total	$7,429	$4,798	$9,124	$10,888	$12,901
Total past due and nonaccrual loans to gross loans	0.74%	0.56%	1.09%	1.34%	1.67%
Past due and nonaccrual status loans continue to be below historical norms and are the result of improved loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has allowed certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant level of loans classified as TDRs. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual status. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed on nonaccrual status may be placed back on accrual status after six months of continued performance.
We restructure debt with borrowers who due to temporary financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of December 31, 2016 or December 31, 2015.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.

The following tables provide a roll-forward of TDRs for the years ended December 31, 2015 and 2016:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2015	156	$20,931	13	$2,410	169	$23,341
New modifications	28	6,490	4	491	32	6,981
Principal advances (payments)	—	(1,205)	—	(1,002)	—	(2,207)
Loans paid-off	(26)	(5,227)	(7)	(597)	(33)	(5,824)
Partial charge-offs	—	—	—	(87)	—	(87)
Balances charged-off	(2)	(83)	—	—	(2)	(83)
Transfers to OREO	—	—	(6)	(796)	(6)	(796)
Transfers to accrual status	3	292	(3)	(292)	—	—
Transfers to nonaccrual status	(4)	(267)	4	267	—	—
December 31, 2015	155	20,931	5	394	160	21,325
New modifications	16	3,362	2	459	18	3,821
Principal advances (payments)	—	(1,036)	—	(37)	—	(1,073)
Loans paid-off	(15)	(2,105)	(1)	(221)	(16)	(2,326)
Partial charge-offs	—	—	—	(133)	—	(133)
Balances charged-off	(3)	(197)	—	—	(3)	(197)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	5	340	(5)	(340)	—	—
Transfers to nonaccrual status	(5)	(702)	5	702	—	—
December 31, 2016	153	$20,593	5	$789	158	$21,382
The following table summarizes our TDRs as of December 31:

	2016			2015			2014
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$17,557	$559	$18,116	$20,550	$146	$20,696	$20,012	$272	$20,284
Past due 30-59 days	2,898	230	3,128	357	—	357	804	592	1,396
Past due 60-89 days	138	—	138	24	—	24	115	3	118
Past due 90 days or more	—	—	—	—	248	248	—	1,543	1,543
Total	$20,593	$789	$21,382	$20,931	$394	$21,325	$20,931	$2,410	$23,341

	2013			2012
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$21,690	$1,189	$22,879	$16,301	$941	$17,242
Past due 30-59 days	2,158	37	2,195	158	561	719
Past due 60-89 days	575	—	575	72	41	113
Past due 90 days or more	—	216	216	—	1,281	1,281
Total	$24,423	$1,442	$25,865	$16,531	$2,824	$19,355
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2016			2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,264	$6,383	$713	$7,619	$7,858	$818
Commercial other	1,444	1,455	25	188	199	11
Agricultural real estate	4,037	4,037	—	3,549	3,549	—
Agricultural other	1,380	1,380	1	519	519	2
Residential real estate senior liens	8,058	8,437	1,539	9,155	9,457	1,851
Residential real estate junior liens	71	71	13	133	133	28
Home equity lines of credit	102	402	—	127	427	—
Consumer secured	26	26	—	35	35	—
Total TDRs	21,382	22,191	2,291	21,325	22,177	2,710
Other impaired loans
Commercial real estate	151	226	3	162	175	—
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	128	128	—	—	—	—
Residential real estate senior liens	406	612	76	841	1,308	108
Residential real estate junior liens	1	11	1	10	30	2
Home equity lines of credit	—	—	—	—	7	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	686	977	80	1,013	1,520	110
Total impaired loans	$22,068	$23,168	$2,371	$22,338	$23,697	$2,820
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2016	2015	2014	2013	2012
Nonaccrual status loans	$1,060	$792	$4,044	$3,244	$7,303
Accruing loans past due 90 days or more	633	—	148	142	428
Total nonperforming loans	1,693	792	4,192	3,386	7,731
Foreclosed assets	231	421	885	1,412	2,018
Total nonperforming assets	$1,924	$1,213	$5,077	$4,798	$9,749
Nonperforming loans as a % of total loans	0.17%	0.09%	0.50%	0.42%	1.00%
Nonperforming assets as a % of total assets	0.11%	0.07%	0.33%	0.32%	0.68%
After a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months months of continued performance. Current levels of nonperforming loans continue to reflect historic lows.

Included in the nonaccrual loan balances above were loans currently classified as TDRs as of December 31:

	2016	2015	2014	2013	2012
Commercial and agricultural	$405	$232	$1,995	$833	$2,325
Residential real estate	384	162	262	609	499
Consumer	—	—	153	—	—
Total	$789	$394	$2,410	$1,442	$2,824
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL”of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of December 31, 2016.
We believe that the level of the ALLL is appropriate as of December 31, 2016. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2016	2015	$	%	2014	$	%
Service charges and fees
ATM and debit card fees	$2,444	$2,411	$33	1.37%	$2,084	$327	15.69%
NSF and overdraft fees	1,815	1,855	(40)	(2.16)%	2,156	(301)	(13.96)%
Freddie Mac servicing fee	696	712	(16)	(2.25)%	720	(8)	(1.11)%
Service charges on deposit accounts	349	345	4	1.16%	354	(9)	(2.54)%
Net OMSR income (loss)	(199)	(14)	(185)	N/M	(36)	22	61.11%
All other	125	128	(3)	(2.34)%	133	(5)	(3.76)%
Total service charges and fees	5,230	5,437	(207)	(3.81)%	5,411	26	0.48%
Net gain on sale of mortgage loans	651	573	78	13.61%	514	59	11.48%
Earnings on corporate owned life insurance policies	761	771	(10)	(1.30)%	751	20	2.66%
Net gains (losses) on sale of AFS securities	245	163	82	50.31%	97	66	68.04%
Other
Trust and brokerage advisory fees	2,705	2,161	544	25.17%	2,069	92	4.45%
Corporate Settlement Solutions joint venture	415	463	(48)	(10.37)%	76	387	509.21%
Other	1,101	791	310	39.19%	407	384	94.35%
Total other	4,221	3,415	806	23.60%	2,552	863	33.82%
Total noninterest income	$11,108	$10,359	$749	7.23%	$9,325	$1,034	11.09%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees fluctuate from period-to-period based on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fees, we do expect that fees will continue to increase in 2017 as the usage of ATM and debit cards continues to increase.

•
NSF and overdraft fees fluctuate from period-to-period based on customer activity as well as the number of business days in the period. We anticipate NSF and overdraft fees in 2017 to approximate 2016 levels.

•
Offering rates on residential mortgage loans and increased prepayment speeds have been the most significant drivers behind the fluctuations in net OMSR income (loss). We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. Additionally, we anticipate increased mortgage rates; therefore, we anticipate net OMSR income to improve into 2017.

•
We are continually analyzing our AFS securities for potential sale opportunities. Securities with unrealized gains and less than desirable yields may be sold for funding and profitability purposes. During the second quarter of 2016, we identified several mortgage-backed securities that were desirable to be sold and recognized gains with these sales. We will continue to analyze our AFS securities portfolio for potential sale opportunities in 2017 and sell AFS securities when appropriate.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We anticipate that these fees in 2017 will approximate 2016 levels.

•
Included in other income in 2016 is a $469 gain on a redemption of a bank owned life insurance policy. All other fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2016	2015	$	%	2014	$	%
Compensation and benefits
Employee salaries	$13,941	$13,760	$181	1.32%	$13,311	$449	3.37%
Employee benefits	5,541	5,309	232	4.37%	5,191	118	2.27%
Total compensation and benefits	19,482	19,069	413	2.17%	18,502	567	3.06%
Furniture and equipment
Service contracts	3,061	2,951	110	3.73%	2,542	409	16.09%
Depreciation	2,039	1,949	90	4.62%	1,850	99	5.35%
ATM and debit card fees	887	742	145	19.54%	722	20	2.77%
All other	175	244	(69)	(28.28)%	223	21	9.42%
Total furniture and equipment	6,162	5,886	276	4.69%	5,337	549	10.29%
Occupancy
Depreciation	782	728	54	7.42%	701	27	3.85%
Outside services	740	701	39	5.56%	718	(17)	(2.37)%
Property taxes	554	526	28	5.32%	515	11	2.14%
Utilities	551	528	23	4.36%	524	4	0.76%
All other	600	554	46	8.30%	521	33	6.33%
Total occupancy	3,227	3,037	190	6.26%	2,979	58	1.95%
Other
Audit and related fees	944	889	55	6.19%	809	80	9.89%
Director fees	851	827	24	2.90%	775	52	6.71%
Consulting fees	800	487	313	64.27%	349	138	39.54%
OTTI on AFS securities	770	—	770	N/M	—	—	—%
FDIC insurance premiums	719	813	(94)	(11.56)%	842	(29)	(3.44)%
Marketing costs	586	497	89	17.91%	427	70	16.39%
Donations and community relations	582	841	(259)	(30.80)%	1,004	(163)	(16.24)%
Education and travel	536	343	193	56.27%	461	(118)	(25.60)%
Loan underwriting fees	535	347	188	54.18%	361	(14)	(3.88)%
Postage and freight	396	381	15	3.94%	397	(16)	(4.03)%
Printing and supplies	391	461	(70)	(15.18)%	367	94	25.61%
Legal fees	208	295	(87)	(29.49)%	320	(25)	(7.81)%
Amortization of deposit premium	162	169	(7)	(4.14)%	183	(14)	(7.65)%
Other losses	241	150	91	60.67%	250	(100)	(40.00)%
All other	1,305	1,559	(254)	(16.29)%	1,740	(181)	(10.40)%
Total other	9,026	8,059	967	12.00%	8,285	(226)	(2.73)%
Total noninterest expenses	$37,897	$36,051	$1,846	5.12%	$35,103	$948	2.70%

Significant changes in noninterest expenses are detailed below:

•	We acquired two branches in mid-2015 which resulted in increased expenses in 2016 for most of the categories presented above. None of the increases are individually significant.

•
Consulting fees in 2016 increased as a result of outsourced operational functions related to our investment and trust services, consulting services to streamline processes, and talent recruitment services. Fees in 2017 are expected to approximate 2016 levels.

•	During the fourth quarter of 2016, we identified an AFS security that was impaired which resulted in an OTTI expense of $770.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. Included in donations and community relations were discretionary donations to The Isabella Bank Foundation, a non-controlled affiliated entity, of $258 and $500 for the years ended December 31, 2015, and 2014, respectively. Donations and community relations fluctuate from period-to-period with 2017 expenses expected to approximate 2016 levels.

•
We place a strong emphasis on employee development through continuous education. Education and travel expenses vary from year to year based on the timing of various programs that our employees attend. Expenses in 2017 are expected to approximate 2016 levels.

•	The increase in loan underwriting fees is related to the increase in loan volume throughout 2016. Loan underwriting fees are expected to approximate 2016 levels in 2017.

•
Legal fees in 2015 include approximately $133 of legal service expense incurred as a result of two branch acquisitions during the third quarter of that year. Legal fees are expected to approximate 2016 levels in 2017.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2016	2015	$	%
ASSETS
Cash and cash equivalents	$22,894	$21,569	$1,325	6.14%
AFS securities
Amortized cost of AFS securities	557,648	654,348	(96,700)	(14.78)%
Unrealized gains (losses) on AFS securities	448	5,788	(5,340)	(92.26)%
AFS securities	558,096	660,136	(102,040)	(15.46)%
Mortgage loans AFS	1,816	1,187	629	52.99%
Loans
Gross loans	1,010,615	850,492	160,123	18.83%
Less allowance for loan and lease losses	7,400	7,400	—	—
Net loans	1,003,215	843,092	160,123	18.99%
Premises and equipment	29,314	28,331	983	3.47%
Corporate owned life insurance policies	26,300	26,423	(123)	(0.47)%
Accrued interest receivable	6,580	6,269	311	4.96%
Equity securities without readily determinable fair values	21,694	22,286	(592)	(2.66)%
Goodwill and other intangible assets	48,666	48,828	(162)	(0.33)%
Other assets	13,576	9,991	3,585	35.88%
TOTAL ASSETS	$1,732,151	$1,668,112	$64,039	3.84%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,195,040	$1,164,563	$30,477	2.62%
Borrowed funds	337,694	309,732	27,962	9.03%
Accrued interest payable and other liabilities	11,518	9,846	1,672	16.98%
Total liabilities	1,544,252	1,484,141	60,111	4.05%
Shareholders’ equity	187,899	183,971	3,928	2.14%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,732,151	$1,668,112	$64,039	3.84%
As shown above, total assets have increased $64,039 since December 31, 2015 which was primarily driven by loan growth of $160,123. This growth was funded by the sale of AFS securities and increases in both deposits and borrowed funds. While generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2017.
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with FRB which fluctuate from period-to-period.
AFS investment securities
The primary objective of our investing activities is to provide for safety of the principal invested. Secondary considerations include the need for earnings, liquidity, and our overall exposure to changes in interest rates. The current interest rate environment has made it almost impossible to increase net interest income without increasing earning assets. As loan demand outpaced deposit growth in recent periods, we sold AFS securities to provide funding. We anticipate that future increases in our AFS securities will be in the form of mortgage-backed securities and collateralized mortgage obligations.

The following is a schedule of the carrying value of AFS investment securities as of December 31:

	2016	2015	2014	2013	2012
Government sponsored enterprises	$10,259	$24,345	$24,136	$23,745	$25,776
States and political subdivisions	212,919	232,217	215,345	201,988	182,743
Auction rate money market preferred	2,794	2,866	2,619	2,577	2,778
Preferred stocks	3,425	3,299	6,140	5,827	6,363
Mortgage-backed securities	227,256	263,384	166,926	144,115	155,345
Collateralized mortgage obligations	101,443	134,025	152,368	133,810	131,005
Total	$558,096	$660,136	$567,534	$512,062	$504,010
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
The following is a schedule of maturities of AFS investment securities and their weighted average yield as of December 31, 2016. Weighted average yields have been computed on an FTE basis using a tax rate of 34%. Our auction rate money market preferred is a long term floating rate instrument for which the interest rate is set at periodic auctions. At each successful auction, we have the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred and preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$32	7.91	$9,936	2.01	$291	2.05	$—	—	$—	—
States and political subdivisions	27,672	2.25	72,622	4.52	84,408	4.18	28,217	4.72	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	227,256	2.34
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	101,443	2.38
Auction rate money market preferred	—	—	—	—	—	—	—	—	2,794	6.29
Preferred stocks	—	—	—	—	—	—	—	—	3,425	5.44
Total	$27,704	2.26	$82,558	4.22	$84,699	4.17	$28,217	4.72	$334,918	2.42

Loans
Loans are the largest component of earning assets. The proper management of credit and market risk inherent in the loan portfolio is critical to our financial well-being. To control these risks, we have adopted strict underwriting standards which include lending limits to a single borrower, strict loan to collateral value limits, and a defined market area. We also monitor and limit loan concentrations to specific industries. We have no foreign loans and there were no concentrations greater than 10% of total loans that are not disclosed as a separate category in the following table.
The following table presents the composition of the loan portfolio for the years ended December 31:

	2016	2015	2014	2013	2012
Commercial	$575,664	$448,381	$433,270	$393,164	$372,332
Agricultural	126,492	115,911	104,721	92,589	83,606
Residential real estate	266,050	251,501	266,155	291,499	285,070
Consumer	42,409	34,699	32,404	33,525	33,619
Total	$1,010,615	$850,492	$836,550	$810,777	$774,627
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2016		2015		2014
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$127,283	28.39%	$15,111	3.49%	$40,106	10.20%
Agricultural	10,581	9.13%	11,190	10.69%	12,132	13.10%
Residential real estate	14,549	5.78%	(14,654)	(5.51)%	(25,344)	(8.69)%
Consumer	7,710	22.22%	2,295	7.08%	(1,121)	(3.34)%
Total	$160,123	18.83%	$13,942	1.67%	$25,773	3.18%
While competition for commercial loans continues to be strong, we experienced significant growth in this segment of the portfolio during 2016 and anticipate strong growth in 2017. Residential real estate and consumer loans increased during 2016 and we anticipate continued growth in 2017 as a result of initiatives implemented during 2016 designed to increase loan volume.

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
Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2016	2015	2014	2013	2012
Noninterest bearing demand deposits	$205,071	$191,376	$181,826	$158,428	$143,735
Interest bearing demand deposits	209,325	212,666	190,984	192,089	181,259
Savings deposits	347,230	337,641	261,412	243,237	228,338
Certificates of deposit	321,914	324,101	339,824	362,473	376,790
Brokered certificates of deposit	88,632	73,815	72,134	56,329	55,348
Internet certificates of deposit	22,868	24,964	28,304	31,210	32,197
Total	$1,195,040	$1,164,563	$1,074,484	$1,043,766	$1,017,667

The following table presents the change in the deposit categories for the years ended December 31:

	2016		2015		2014
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$13,695	7.16%	$9,550	5.25%	$23,398	14.77%
Interest bearing demand deposits	(3,341)	(1.57)%	21,682	11.35%	(1,105)	(0.58)%
Savings deposits	9,589	2.84%	76,229	29.16%	18,175	7.47%
Certificates of deposit	(2,187)	(0.67)%	(15,723)	(4.63)%	(22,649)	(6.25)%
Brokered certificates of deposit	14,817	20.07%	1,681	2.33%	15,805	28.06%
Internet certificates of deposit	(2,096)	(8.40)%	(3,340)	(11.80)%	(2,906)	(9.31)%
Total	$30,477	2.62%	$90,079	8.38%	$30,718	2.94%
Deposit demand continues to be driven by non-contractual deposits, such as demand and savings deposits, while certificates of deposit and Internet certificates of deposit have gradually declined. Our significant growth in savings deposits during 2015 was the result of branch acquisitions. We look to retain and attract new customers with the recent branch acquisitions to provide growth in deposits in future periods. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments.
The remaining maturity of time certificates and other time deposits of $100 or more as of December 31, 2016 was as follows:

Maturity
Within 3 months	$39,898
Within 3 to 6 months	14,352
Within 6 to 12 months	56,191
Over 12 months	149,984
Total	$260,425
Borrowed Funds
Borrowed funds include FHLB advances and securities sold under agreements to repurchase. The balance of borrowed funds fluctuates from period-to-period based on our funding needs including changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets.
The following table presents borrowed funds balances for the years ended December 31:

	2016	2015	2014	2013	2012
FHLB advances	$270,000	$235,000	$192,000	$162,000	$152,000
Securities sold under agreements to repurchase without stated maturity dates	60,894	70,532	95,070	106,025	66,147
Securities sold under agreements to repurchase with stated maturity dates	—	—	439	11,301	16,284
Federal funds purchased	6,800	4,200	2,200	—	6,570
Total	$337,694	$309,732	$289,709	$279,326	$241,001
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

Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancelable obligations and future minimum payments as of December 31, 2016:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$761,626	$—	$—	$—	$761,626
Certificates of deposit with stated maturities	196,467	127,159	84,907	24,881	433,414
Total deposits	958,093	127,159	84,907	24,881	1,195,040
Borrowed funds
Short-term borrowings	67,694	—	—	—	67,694
Long-term borrowings	70,000	110,000	70,000	20,000	270,000
Total borrowed funds	137,694	110,000	70,000	20,000	337,694
Total contractual obligations	$1,095,787	$237,159	$154,907	$44,881	$1,532,734
We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2016. Commitments to grant loans include residential mortgage loans with the majority being loans committed to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$85,112	$55,992	$16,749	$10,987	$168,840
Commitments to grant loans	29,339	—	—	—	29,339
Commercial and standby letters of credit	1,223	—	—	—	1,223
Total loan commitments	$115,674	$55,992	$16,749	$10,987	$199,402
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 13 – Off-Balance-Sheet Activities” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 179,903 shares or $5,023 of common stock during 2016, and 216,700 shares or $5,201 of common stock in 2015. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $573 and $550 during 2016 and 2015, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 158,701 shares or $4,440 of common stock during 2016 and 193,107 shares or $4,590 during 2015. As of December 31, 2016, we were authorized to repurchase up to an additional 199,957 shares of common stock.
The FRB has established minimum risk based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital conservation buffer. The rules, which are being gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than we have historically.

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.56% as of December 31, 2016.
Effective January 1, 2015, the minimum standard for primary, or Tier 1, capital increased from 4.00% to 6.00%. The minimum standard for total capital remained at 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016, the capital conservation buffer went into effect which further increased the required levels. The following table sets forth the percentages required under the Risk Based Capital guidelines and our values as of December 31:

	2016		2015
	Actual	Required	Actual	Required
Common equity tier 1 capital	12.39%	5.125%	13.44%	4.50%

Tier 1 capital	12.39%	6.625%	13.44%	6.00%
Tier 2 capital	0.65%	2.000%	0.73%	2.00%
Total Capital	13.04%	8.625%	14.17%	8.00%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At December 31, 2016, the Bank exceeded these minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 16 – Minimum Regulatory Capital Requirements” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans AFS, impaired loans, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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
Fixed interest rate AFS securities are scheduled according to their contractual maturity. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $212,240 as of December 31, 2016, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $2,988 that are included in the 0 to 3 month time frame.
Savings and NOW accounts have no contractual maturity date and are believed by us to be predominantly noninterest rate sensitive. These accounts have been classified in the gap table according to their estimated withdrawal rates based upon our analysis of deposit decay over the past five years. We believe this decay experience is consistent with our expectation for the future. As of December 31, 2016, we had a positive cumulative gap within one year. A positive gap position results when more assets, within a specified time frame, have the potential to mature or reprice than liabilities.

The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2016. The interest rate sensitivity information for investment securities is based on the expected prepayments and call dates versus stated maturities. For purposes of this analysis, nonaccrual loans and the ALLL are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
AFS securities	$27,546	$86,701	$266,277	$177,572
Loans	279,954	91,190	439,251	199,160
Total	$307,500	$177,891	$705,528	$376,732
Interest sensitive liabilities
Borrowed funds	$97,694	$40,000	$180,000	$20,000
Time deposits	68,705	129,672	210,156	24,881
Savings	46,418	26,878	105,675	168,259
NOW	2,919	8,757	40,325	157,324
Total	$215,736	$205,307	$536,156	$370,464
Cumulative gap	$91,764	$64,348	$233,720	$239,988
Cumulative gap as a % of assets	5.30%	3.71%	13.49%	13.85%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2016. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$115,973	$363,221	$222,962	$702,156
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$300,999	$215,298
Variable interest rates		62,222	7,664
Total		$363,221	$222,962

Liquidity
Liquidity is monitored regularly by our Market Risk Committee, which consists of members of senior management. The committee reviews projected cash flows, key ratios, and liquidity available from both primary and secondary sources.
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $307,112 or 17.73% of assets as of December 31, 2016 as compared to $387,707 or 23.24% as of December 31, 2015. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans as collateral. As of December 31, 2016, we had available lines of credit of $99,118.
The following table summarizes our sources and uses of cash for the years ended December 31:

	2016	2015	$ Variance
Net cash provided by (used in) operating activities	$19,162	$12,090	$7,072
Net cash provided by (used in) investing activities	(68,831)	(113,499)	44,668
Net cash provided by (used in) financing activities	50,994	103,072	(52,078)
Increase (decrease) in cash and cash equivalents	1,325	1,663	(338)
Cash and cash equivalents January 1	21,569	19,906	1,663
Cash and cash equivalents December 31	$22,894	$21,569	$1,325
Market Risk
Our primary market risks are interest rate risk and liquidity risk. We have no significant foreign exchange risk, except for interest rate locks and forward loan commitments, in the management of IRR. Any changes in foreign exchange rates or commodity prices would not have a significant impact on our interest income and cash flows.
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

Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2016, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and real estate residential and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of December 31, 2016, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for 12 and 24 months as of:

	December 31, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.49)%	2.19%	4.31%	5.68%	6.67%	(5.32)%	2.64%	5.01%	6.33%	6.75%

	December 31, 2015
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.08)%	1.27%	2.00%	2.11%	2.23%	(1.77)%	2.00%	3.47%	4.02%	4.39%
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

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2016 and December 31, 2015. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,727	$—	$—	$—	$—	$—	$2,727	$2,727
Average interest rates	0.34%	—	—	—	—	—	0.34%
AFS securities	$114,247	$71,220	$64,931	$63,150	$66,976	$177,572	$558,096	$558,096
Average interest rates	2.35%	2.38%	2.45%	2.64%	2.57%	2.50%	2.47%
Fixed interest rate loans (1)	$159,964	$115,741	$103,514	$107,185	$112,811	$199,160	$798,375	$778,769
Average interest rates	4.15%	4.25%	4.34%	4.16%	4.15%	4.10%	4.18%
Variable interest rate loans (1)	$69,024	$29,179	$38,248	$16,179	$23,632	$35,978	$212,240	$212,240
Average interest rates	4.83%	4.32%	4.16%	3.62%	3.74%	3.86%	4.26%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,694	$50,000	$60,000	$10,000	$50,000	$20,000	$327,694	$326,975
Average interest rates	0.83%	2.16%	1.99%	1.98%	1.91%	2.54%	1.55%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—	—	—	—	1.21%	—	1.21%
Savings and NOW accounts	$84,972	$42,596	$38,220	$34,326	$30,858	$325,583	$556,555	$556,555
Average interest rates	0.57%	0.12%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$195,389	$80,139	$45,110	$33,929	$50,978	$24,881	$430,426	$427,100
Average interest rates	0.86%	1.18%	1.35%	1.58%	1.68%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,078	$1,910	$—	$—	$—	$—	$2,988	$2,988
Average interest rates	0.62%	0.99%	—	—	—	—	0.85%

	December 31, 2015
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,659	$100	$—	$—	$—	$—	$2,759	$2,758
Average interest rates	0.23%	0.35%	—	—	—	—	0.24%
AFS securities	$148,692	$120,692	$81,726	$73,541	$71,083	$164,402	$660,136	$660,136
Average interest rates	2.16%	2.11%	2.18%	2.25%	2.37%	2.43%	2.25%
Fixed interest rate loans (1)	$116,143	$130,873	$103,265	$83,457	$91,436	$156,784	$681,958	$670,864
Average interest rates	4.56%	4.42%	4.27%	4.36%	4.18%	4.28%	4.35%
Variable interest rate loans (1)	$61,672	$24,289	$24,359	$14,398	$16,842	$26,974	$168,534	$168,534
Average interest rates	4.08%	4.12%	4.19%	3.45%	3.40%	3.69%	3.92%
Rate sensitive liabilities
Fixed rate borrowed funds	$104,732	$50,000	$50,000	$40,000	$10,000	$40,000	$294,732	$297,495
Average interest rates	0.47%	1.56%	2.16%	2.35%	1.98%	2.67%	1.55%
Variable rate borrowed funds	$15,000	$—	$—	$—	$—	$—	$15,000	$15,000
Average interest rates	0.62%	—	—	—	—	—	0.62%
Savings and NOW accounts	$80,242	$42,064	$37,773	$33,950	$30,548	$325,730	$550,307	$550,307
Average interest rates	0.59%	0.11%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$190,500	$89,689	$63,167	$23,883	$33,012	$21,028	$421,279	$419,828
Average interest rates	0.92%	1.26%	1.27%	1.50%	1.59%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,358	$243	$—	$—	$—	$—	$1,601	$1,601
Average interest rates	0.49%	0.40%	—	—	—	—	0.48%
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
Item 8. Financial Statements and Supplementary Data.
The following consolidated financial statements accompanied by the report of our independent registered public accounting firm are set forth beginning on page 37 of this report:

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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2016 and 2015, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Isabella Bank Corporation’s internal control over financial reporting, based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

/s/Rehmann Robson LLC
Saginaw, Michigan
March 7, 2017

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2016	2015
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,167	$18,810
Interest bearing balances due from banks	2,727	2,759
Total cash and cash equivalents	22,894	21,569
AFS securities (amortized cost of $557,648 in 2016 and $654,348 in 2015)	558,096	660,136
Mortgage loans AFS	1,816	1,187
Loans
Commercial	575,664	448,381
Agricultural	126,492	115,911
Residential real estate	266,050	251,501
Consumer	42,409	34,699
Gross loans	1,010,615	850,492
Less allowance for loan and lease losses	7,400	7,400
Net loans	1,003,215	843,092
Premises and equipment	29,314	28,331
Corporate owned life insurance policies	26,300	26,423
Accrued interest receivable	6,580	6,269
Equity securities without readily determinable fair values	21,694	22,286
Goodwill and other intangible assets	48,666	48,828
Other assets	13,576	9,991
TOTAL ASSETS	$1,732,151	$1,668,112
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$205,071	$191,376
NOW accounts	209,325	212,666
Certificates of deposit under $100 and other savings	520,219	521,793
Certificates of deposit over $100	260,425	238,728
Total deposits	1,195,040	1,164,563
Borrowed funds	337,694	309,732
Accrued interest payable and other liabilities	11,518	9,846
Total liabilities	1,544,252	1,484,141
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,821,069 shares (including 26,042 shares held in the Rabbi Trust) in 2016 and 7,799,867 shares (including 19,401 shares held in the Rabbi Trust) in 2015	139,525	139,198
Shares to be issued for deferred compensation obligations	5,038	4,592
Retained earnings	46,114	39,960
Accumulated other comprehensive income (loss)	(2,778)	221
Total shareholders’ equity	187,899	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,732,151	$1,668,112

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2014	7,723,023	$137,580	$4,148	$25,222	$(6,341)	$160,609
Comprehensive income (loss)	—	—	—	13,724	5,835	19,559
Issuance of common stock	182,755	4,227	—	—	—	4,227
Common stock issued for deferred compensation obligations	6,126	143	(143)	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	258	(258)	—	—	—
Share-based payment awards under equity compensation plan	—	—	495	—	—	495
Common stock purchased for deferred compensation obligations	—	(331)	—	—	—	(331)
Common stock repurchased pursuant to publicly announced repurchase plan	(135,630)	(3,122)	—	—	—	(3,122)
Cash dividends paid ($0.89 per common share)	—	—	—	(6,843)	—	(6,843)
Balance, December 31, 2014	7,776,274	138,755	4,242	32,103	(506)	174,594
Comprehensive income (loss)	—	—	—	15,130	727	15,857
Issuance of common stock	216,700	5,201	—	—	—	5,201
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	200	(200)	—	—	—
Share-based payment awards under equity compensation plan	—	—	550	—	—	550
Common stock purchased for deferred compensation obligations	—	(368)	—	—	—	(368)
Common stock repurchased pursuant to publicly announced repurchase plan	(193,107)	(4,590)	—	—	—	(4,590)
Cash dividends paid ($0.94 per common share)	—	—	—	(7,273)	—	(7,273)
Balance, December 31, 2015	7,799,867	139,198	4,592	39,960	221	183,971
Comprehensive income (loss)	—	—	—	13,799	(2,999)	10,800
Issuance of common stock	179,903	5,023	—	—	—	5,023
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	573	—	—	573
Common stock purchased for deferred compensation obligations	—	(383)	—	—	—	(383)
Common stock repurchased pursuant to publicly announced repurchase plan	(158,701)	(4,440)	—	—	—	(4,440)
Cash dividends paid ($0.98 per common share)	—	—	—	(7,645)	—	(7,645)
Balance, December 31, 2016	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2016	2015	2014
Interest income
Loans, including fees	$38,537	$35,853	$36,629
AFS securities
Taxable	8,746	9,053	8,092
Nontaxable	5,715	5,996	5,911
Federal funds sold and other	668	600	516
Total interest income	53,666	51,502	51,148
Interest expense
Deposits	5,836	5,850	6,295
Borrowings	5,029	4,313	3,675
Total interest expense	10,865	10,163	9,970
Net interest income	42,801	41,339	41,178
Provision for loan losses	(135)	(2,771)	(668)
Net interest income after provision for loan losses	42,936	44,110	41,846
Noninterest income
Service charges and fees	5,230	5,437	5,411
Net gain on sale of mortgage loans	651	573	514
Earnings on corporate owned life insurance policies	761	771	751
Net gains on sale of AFS securities	245	163	97
Other	4,221	3,415	2,552
Total noninterest income	11,108	10,359	9,325
Noninterest expenses
Compensation and benefits	19,482	19,069	18,502
Furniture and equipment	6,162	5,886	5,337
Occupancy	3,227	3,037	2,979
Other	9,026	8,059	8,285
Total noninterest expenses	37,897	36,051	35,103
Income before federal income tax expense	16,147	18,418	16,068
Federal income tax expense	2,348	3,288	2,344
NET INCOME	$13,799	$15,130	$13,724
Earnings per common share
Basic	$1.77	$1.95	$1.77
Diluted	$1.73	$1.90	$1.74
Cash dividends per common share	$0.98	$0.94	$0.89
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2016	2015	2014
Net income	$13,799	$15,130	$13,724
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	(5,865)	310	11,290
Reclassification adjustment for net realized (gains) losses included in net income	(245)	(163)	(97)
Reclassification adjustment for impairment loss included in net income	770	—	—
Comprehensive income (loss) before income tax (expense) benefit	(5,340)	147	11,193
Tax effect (1)	1,834	87	(3,684)
Unrealized gains (losses) on AFS securities, net of tax	(3,506)	234	7,509
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	248	—	—
Tax effect	(84)	—	—
Unrealized gains (losses) on AFS securities, net of tax	164	—	—
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	282	255	(2,836)
Reclassification adjustment for net periodic benefit cost included in net income	238	492	300
Net change in unrecognized pension cost	520	747	(2,536)
Tax effect	(177)	(254)	862
Change in unrealized pension cost, net of tax	343	493	(1,674)
Other comprehensive income (loss), net of tax	(2,999)	727	5,835
Comprehensive income (loss)	$10,800	$15,857	$19,559

(1)	See “Note 18 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$13,799	$15,130	$13,724
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	(135)	(2,771)	(668)
Impairment of foreclosed assets	10	99	123
Depreciation	2,821	2,677	2,551
Amortization of OMSR	394	340	265
Amortization of acquisition intangibles	162	169	183
Net amortization of AFS securities	2,747	2,074	1,830
AFS security impairment loss	770	—	—
Net (gains) losses on sale of AFS securities	(245)	(163)	(97)
Net gain on sale of mortgage loans	(651)	(573)	(514)
Increase in cash value of corporate owned life insurance policies	(761)	(771)	(751)
Gains from redemption of corporate owned life insurance policies	(469)	—	—
Share-based payment awards under equity compensation plan	573	550	495
Deferred income tax (benefit) expense	(282)	1,692	207
Origination of loans held-for-sale	(33,089)	(42,887)	(28,135)
Proceeds from loan sales	33,111	43,174	28,852
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(311)	(418)	(409)
Other assets	(954)	(5,322)	(1,392)
Accrued interest payable and other liabilities	1,672	(910)	1,298
Net cash provided by (used in) operating activities	19,162	12,090	17,562
INVESTING ACTIVITIES
Activity in AFS securities
Sales	35,664	1,319	13,362
Maturities, calls, and principal payments	137,278	90,036	68,188
Purchases	(79,514)	(185,721)	(127,562)
Net loan principal (originations) collections	(160,294)	(15,029)	(27,876)
Proceeds from sales of foreclosed assets	486	1,523	1,775
Purchases of premises and equipment	(3,804)	(5,127)	(2,713)
Purchases of corporate owned life insurance policies	—	(500)	—
Proceeds from redemption of corporate owned life insurance policies	1,353	—	—
Net cash provided by (used in) investing activities	(68,831)	(113,499)	(74,826)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2016	2015	2014
FINANCING ACTIVITIES
Net increase (decrease) in deposits	30,477	90,079	30,718
Net increase (decrease) in borrowed funds	27,962	20,023	10,383
Cash dividends paid on common stock	(7,645)	(7,273)	(6,843)
Proceeds from issuance of common stock	5,023	5,201	4,227
Common stock repurchased	(4,440)	(4,590)	(3,122)
Common stock purchased for deferred compensation obligations	(383)	(368)	(331)
Net cash provided by (used in) financing activities	50,994	103,072	35,032
Increase (decrease) in cash and cash equivalents	1,325	1,663	(22,232)
Cash and cash equivalents at beginning of period	21,569	19,906	42,138
Cash and cash equivalents at end of period	$22,894	$21,569	$19,906
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$10,836	$10,176	$10,045
Income taxes paid	1,415	3,493	1,454
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$306	$1,158	$1,371

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
For additional information, see “Note 19 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 29 locations and a loan production office, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates and changes in the local economic environment.
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
ALLOWANCE FOR LOAN AND LEASE LOSSES: The ALLL is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when we believe the uncollectability of the loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
The ALLL consists of specific, general, and unallocated components. The specific component relates to loans that are deemed to be impaired. For such loans that are also analyzed for specific allowance allocations, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $272,882 and $287,029 with capitalized servicing rights of $2,306 and $2,505 at December 31, 2016 and 2015, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $696, $712, and $720 related to residential mortgage loans serviced for others during 2016, 2015, and 2014, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $231 and $421 as of December 31, 2016 and 2015, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock as well as our ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. Our investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the 1st quarter of 2008. We are not the managing entity of Corporate Settlement Solutions, LLC, and account for our investment in that entity under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007. In 2016, we sold all shares of Valley Financial Corporation common stock.
Equity securities without readily determinable fair values consist of the following as of December 31:

	2016	2015
FHLB Stock	$11,900	$11,700
Corporate Settlement Solutions, LLC	7,461	7,249
FRB Stock	1,999	1,999
Valley Financial Corporation	—	1,000
Other	334	338
Total	$21,694	$22,286
EQUITY COMPENSATION PLAN: At December 31, 2016, the Directors Plan had 213,470 shares eligible to be issued to participants, for which the Rabbi Trust held 26,042 shares. We had 200,017 shares to be issued in 2015, with 19,401 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 17 – Benefit Plans”). We have no other equity-based compensation plans.
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
As of December 31, 2016 and 2015, the present value of the post retirement benefits payable by us to the covered employees was estimated to be $2,174 and $2,853, respectively, and is included in accrued interest payable and other liabilities. The periodic policy maintenance costs were $(8), $71, and $83 for 2016, 2015, and 2014, respectively and are included in other noninterest expenses.
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
For additional information, see "Note 17 – Benefit Plans."
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 11 – Other Noninterest Expenses”).
RECLASSIFICATIONS: Certain amounts reported in the 2015 and 2014 consolidated financial statements have been reclassified to conform with the 2016 presentation.

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
Earnings per common share have been computed based on the following:

	2016	2015	2014
Average number of common shares outstanding for basic calculation	7,813,739	7,775,988	7,734,161
Average potential effect of common shares in the Directors Plan (1)	185,611	177,988	171,393
Average number of common shares outstanding used to calculate diluted earnings per common share	7,999,350	7,953,976	7,905,554
Net income	$13,799	$15,130	$13,724
Earnings per common share
Basic	$1.77	$1.95	$1.77
Diluted	$1.73	$1.90	$1.74

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
ASU No. 2016-16: “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory”
In October 2016, ASU No. 2016-16 was issued to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new guidance eliminates the requirement of the sale of the asset to recognize current and deferred income taxes. Instead, current and deferred income taxes will be recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2016-17: “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”
In October 2016, ASU No. 2016-17 was issued to amend the previous consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. In the amendment, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2016 and is not expected to have an impact on our operations or financial statement disclosures.
ASU No. 2016-18: “Statement of Cash Flows (Topic 230): Restricted Cash”
In November 2016, ASU No. 2016-18 was issued to provide guidance on the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230. The new guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Additionally, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have an impact on our operations or financial statement disclosures.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,258	$3	$2	$10,259
States and political subdivisions	208,977	4,262	320	212,919
Auction rate money market preferred	3,200	—	406	2,794
Preferred stocks	3,800	—	375	3,425
Mortgage-backed securities	229,593	581	2,918	227,256
Collateralized mortgage obligations	101,820	600	977	101,443
Total	$557,648	$5,446	$4,998	$558,096

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$24,407	$13	$75	$24,345
States and political subdivisions	224,752	7,511	46	232,217
Auction rate money market preferred	3,200	—	334	2,866
Preferred stocks	3,800	—	501	3,299
Mortgage-backed securities	264,109	1,156	1,881	263,384
Collateralized mortgage obligations	134,080	1,136	1,191	134,025
Total	$654,348	$9,816	$4,028	$660,136
The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2016 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$32	$9,938	$288	$—	$—	$10,258
States and political subdivisions	27,633	71,126	82,468	27,750	—	208,977
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	229,593	229,593
Collateralized mortgage obligations	—	—	—	—	101,820	101,820
Total amortized cost	$27,665	$81,064	$82,756	$27,750	$338,413	$557,648
Fair value	$27,704	$82,558	$84,699	$28,217	$334,918	$558,096
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

A summary of the sales activity of AFS securities was as follows during the years ended December 31:

	2016	2015	2014
Proceeds from sales of AFS securities	$35,664	$1,319	$13,362
Gross realized gains (losses)	$245	$163	$97
Applicable income tax expense (benefit)	$83	$55	$33
The cost basis used to determine the realized gains or losses of AFS securities sold was the amortized cost of the individual investment security as of the trade date.
The following information pertains to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$2	$9,936	$—	$—	$2
States and political subdivisions	311	21,800	9	355	320
Auction rate money market preferred	—	—	406	2,794	406
Preferred stocks	—	—	375	3,425	375
Mortgage-backed securities	2,918	175,212	—	—	2,918
Collateralized mortgage obligations	628	51,466	349	11,381	977
Total	$3,859	$258,414	$1,139	$17,955	$4,998
Number of securities in an unrealized loss position:		104		9	113

	2015
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$75	$4,925	$75
States and political subdivisions	14	3,355	32	2,623	46
Auction rate money market preferred	—	—	334	2,866	334
Preferred stocks	—	—	501	3,299	501
Mortgage-backed securities	882	131,885	999	37,179	1,881
Collateralized mortgage obligations	415	53,441	776	26,717	1,191
Total	$1,311	$188,681	$2,717	$77,609	$4,028
Number of securities in an unrealized loss position:		36		26	62
As of December 31, 2016 and 2015, we conducted an analysis to determine whether any securities currently in an unrealized loss position, should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we recognized an OTTI of $770 in earnings for the year ended December 31, 2016. The following table provides a roll-forward of credit related impairment recorded in earnings for the years ended December 31:

	2016	2015	2014
Balance at beginning of year	$—	$282	$282
Additions to credit losses for which no previous OTTI was recognized	770	—	—
Reductions for credit losses realized on securities sold during the quarter	—	(282)	—
Balance at end of year	$770	$—	$282
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of December 31, 2016, or December 31, 2015, with the exception of the one municipal bond discussed above.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days.

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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(57)	—	(574)	(285)	—	(916)
Recoveries	448	92	287	224	—	1,051
Provision for loan losses	(748)	463	(379)	163	366	(135)
December 31, 2016	$1,814	$884	$2,664	$624	$1,414	$7,400

	Allowance for Loan Losses
	Year Ended December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2015	$3,821	$216	$4,235	$645	$1,183	$10,100
Charge-offs	(89)	(45)	(397)	(373)	—	(904)
Recoveries	477	72	220	206	—	975
Provision for loan losses	(2,038)	86	(728)	44	(135)	(2,771)
December 31, 2015	$2,171	$329	$3,330	$522	$1,048	$7,400

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$741	$1	$1,629	$—	$—	$2,371
Collectively evaluated for impairment	1,073	883	1,035	624	1,414	5,029
Total	$1,814	$884	$2,664	$624	$1,414	$7,400
Loans
Individually evaluated for impairment	$7,859	$5,545	$8,638	$26		$22,068
Collectively evaluated for impairment	567,805	120,947	257,412	42,383		988,547
Total	$575,664	$126,492	$266,050	$42,409		$1,010,615

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2015
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$829	$2	$1,989	$—	$—	$2,820
Collectively evaluated for impairment	1,342	327	1,341	522	1,048	4,580
Total	$2,171	$329	$3,330	$522	$1,048	$7,400
Loans
Individually evaluated for impairment	$7,969	$4,068	$10,266	$35		$22,338
Collectively evaluated for impairment	440,412	111,843	241,235	34,664		828,154
Total	$448,381	$115,911	$251,501	$34,699		$850,492

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2016
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$28	$438	$—	$466	$—	$—	$—	$466
2 - High quality	11,821	12,091	19,688	43,600	3,566	1,426	4,992	48,592
3 - High satisfactory	103,529	41,982	—	145,511	21,657	11,388	33,045	178,556
4 - Low satisfactory	299,317	74,432	—	373,749	48,955	22,715	71,670	445,419
5 - Special mention	3,781	1,178	—	4,959	6,009	3,085	9,094	14,053
6 - Substandard	5,901	1,474	—	7,375	3,650	3,508	7,158	14,533
7 - Vulnerable	4	—	—	4	—	533	533	537
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$424,381	$131,595	$19,688	$575,664	$83,837	$42,655	$126,492	$702,156

	2015
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$—	$499	$—	$499	$—	$—	$—	$499
2 - High quality	7,397	11,263	—	18,660	4,647	2,150	6,797	25,457
3 - High satisfactory	99,136	29,286	—	128,422	28,886	13,039	41,925	170,347
4 - Low satisfactory	222,431	62,987	—	285,418	37,279	22,166	59,445	344,863
5 - Special mention	4,501	473	—	4,974	3,961	1,875	5,836	10,810
6 - Substandard	9,941	256	—	10,197	1,623	139	1,762	11,959
7 - Vulnerable	211	—	—	211	146	—	146	357
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$343,617	$104,764	$—	$448,381	$76,542	$39,369	$115,911	$564,292
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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of December 31:

	2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,580	$—	$35	$4	$1,619	$422,762	$424,381
Commercial other	1,693	35	—	—	1,728	129,867	131,595
Advances to mortgage brokers	—	—	—	—	—	19,688	19,688
Total commercial	3,273	35	35	4	3,347	572,317	575,664
Agricultural
Agricultural real estate	191	—	508	—	699	83,138	83,837
Agricultural other	19	—	—	533	552	42,103	42,655
Total agricultural	210	—	508	533	1,251	125,241	126,492
Residential real estate
Senior liens	1,638	174	22	498	2,332	216,681	219,013
Junior liens	15	—	—	25	40	8,317	8,357
Home equity lines of credit	270	6	68	—	344	38,336	38,680
Total residential real estate	1,923	180	90	523	2,716	263,334	266,050
Consumer
Secured	110	—	—	—	110	38,582	38,692
Unsecured	5	—	—	—	5	3,712	3,717
Total consumer	115	—	—	—	115	42,294	42,409
Total	$5,521	$215	$633	$1,060	$7,429	$1,003,186	$1,010,615

	2015
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$505	$281	$—	$211	$997	$342,620	$343,617
Commercial other	18	—	—	—	18	104,746	104,764
Advances to mortgage brokers	—	—	—	—	—	—	—
Total commercial	523	281	—	211	1,015	447,366	448,381
Agricultural
Agricultural real estate	196	890	—	146	1,232	75,310	76,542
Agricultural other	—	—	—	—	—	39,369	39,369
Total agricultural	196	890	—	146	1,232	114,679	115,911
Residential real estate
Senior liens	1,551	261	—	429	2,241	199,622	201,863
Junior liens	40	8	—	6	54	9,325	9,379
Home equity lines of credit	225	—	—	—	225	40,034	40,259
Total residential real estate	1,816	269	—	435	2,520	248,981	251,501
Consumer
Secured	27	—	—	—	27	30,839	30,866
Unsecured	4	—	—	—	4	3,829	3,833
Total consumer	31	—	—	—	31	34,668	34,699
Total	$2,566	$1,440	$—	$792	$4,798	$845,694	$850,492
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2016
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,811	$5,992	$716	$5,746	$343
Commercial other	1,358	1,358	25	568	27
Agricultural real estate	—	—	—	91	6
Agricultural other	134	134	1	92	2
Residential real estate senior liens	8,464	9,049	1,615	9,214	362
Residential real estate junior liens	72	82	14	113	3
Home equity lines of credit	—	—	—	—	—
Consumer secured	—	—	—	—	—
Total impaired loans with a valuation allowance	15,839	16,615	2,371	15,824	743
Impaired loans without a valuation allowance
Commercial real estate	604	617		895	69
Commercial other	86	97		87	8
Agricultural real estate	4,037	4,037		3,515	182
Agricultural other	1,374	1,374		708	42
Home equity lines of credit	102	402		115	16
Consumer secured	26	26		32	3
Total impaired loans without a valuation allowance	6,229	6,553		5,352	320
Impaired loans
Commercial	7,859	8,064	741	7,296	447
Agricultural	5,545	5,545	1	4,406	232
Residential real estate	8,638	9,533	1,629	9,442	381
Consumer	26	26	—	32	3
Total impaired loans	$22,068	$23,168	$2,371	$21,176	$1,063

	2015
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,659	$5,777	$818	$7,221	$376
Commercial other	8	8	11	362	19
Agricultural real estate	—	—	—	22	1
Agricultural other	335	335	2	126	8
Residential real estate senior liens	9,996	10,765	1,959	10,610	425
Residential real estate junior liens	143	163	30	183	16
Home equity lines of credit	—	—	—	31	—
Consumer secured	—	—	—	39	3
Total impaired loans with a valuation allowance	16,141	17,048	2,820	18,594	848
Impaired loans without a valuation allowance
Commercial real estate	2,122	2,256		2,170	201
Commercial other	180	191		106	11
Agricultural real estate	3,549	3,549		1,903	95
Agricultural other	184	184		290	15
Home equity lines of credit	127	434		144	18
Consumer secured	35	35		6	1
Total impaired loans without a valuation allowance	6,197	6,649		4,619	341
Impaired loans
Commercial	7,969	8,232	829	9,859	607
Agricultural	4,068	4,068	2	2,341	119
Residential real estate	10,266	11,362	1,989	10,968	459
Consumer	35	35	—	45	4
Total impaired loans	$22,338	$23,697	$2,820	$23,213	$1,189
We had committed to advance $117 and $0 in connection with impaired loans, which include TDRs, as of December 31, 2016 and 2015, respectively.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

•	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

•	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

•	Forgiving principal.

•	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession was not granted.

•	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2016			2015
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	6	$2,066	$2,066	13	$3,073	$3,073
Agricultural other	7	1,610	1,610	11	3,106	3,106
Residential real estate
Senior liens	4	143	143	6	678	678
Junior liens	—	—	—	1	30	30
Home equity lines of credit	—	—	—	1	94	94
Total residential real estate	4	143	143	8	802	802
Consumer unsecured	1	2	2	—	—	—
Total	18	$3,821	$3,821	32	$6,981	$6,981
The following tables summarize concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2016				2015
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	6	$2,066	11	$2,742	2	$331
Agricultural other	2	419	5	1,191	9	1,360	2	1,746
Residential real estate
Senior liens	2	27	2	116	3	280	3	398
Junior liens	—	—	—	—	—	—	1	30
Home equity lines of credit	—	—	—	—	—	—	1	94
Total residential real estate	2	27	2	116	3	280	5	522
Consumer unsecured	—	—	1	2	—	—	—	—
Total	4	$446	14	$3,375	23	$4,382	9	$2,599
We did not restructure any loans by forgiving principal or accrued interest during 2016 or 2015.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the year ended December 31, 2016 which were modified within 12 months prior to the default date. Following is a summary of loans that defaulted in the year ended December 31, 2015, which were modified within 12 months prior to the default date:

	Number of Loans	Pre- Default Recorded Investment	Charge-Off Recorded Upon Default	Post- Default Recorded Investment
Commercial other	1	$216	$25	$191
Residential real estate junior liens	1	39	39	—
Total	2	$255	$64	$191

The following is a summary of TDR loan balances as of December 31:

	2016	2015
TDRs	$21,382	$21,325
Note 6 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2016	2015
Land	$6,336	$6,190
Buildings and improvements	28,941	27,580
Furniture and equipment	33,125	31,568
Total	68,402	65,338
Less: accumulated depreciation	39,088	37,007
Premises and equipment, net	$29,314	$28,331
Depreciation expense amounted to $2,821, $2,677, and $2,551 in 2016, 2015, and 2014, respectively.
Note 7 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2016 and 2015.
Identifiable intangible assets were as follows as of December 31:

	2016
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,195	$384

	2015
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,033	$546
Amortization expense associated with identifiable intangible assets was $162, $169, and $183 in 2016, 2015, and 2014, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2016, and thereafter is as follows:

Estimated Amortization Expense
2017	$119
2018	96
2019	71
2020	48
2021	29
Thereafter	21
Total	$384

Note 8 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets as of December 31:

	2016	2015
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$18	$—
All other foreclosed assets	213	421
Total	$231	$421
Below is a summary of changes in foreclosed assets during the years ended December 31:

	2016	2015
Balance, January 1	$421	$885
Properties transferred	306	1,158
Impairments	(10)	(99)
Proceeds from sale	(486)	(1,523)
Balance, December 31	$231	$421
There were $18 and $56 consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of December 31, 2016 and 2015.
Note 9 – Deposits
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2017	$196,467
2018	82,049
2019	45,110
2020	33,929
2021	50,978
Thereafter	24,881
Total	$433,414
Interest expense on time deposits greater than $100 was $2,937 in 2016, $2,806 in 2015 and $2,920 in 2014.
Note 10 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2016		2015
	Amount	Rate	Amount	Rate
FHLB advances	$270,000	1.82%	$235,000	1.93%
Securities sold under agreements to repurchase without stated maturity dates	60,894	0.13%	70,532	0.12%
Federal funds purchased	6,800	1.00%	4,200	0.75%
Total	$337,694	1.50%	$309,732	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2016		2015
	Amount	Rate	Amount	Rate
Fixed rate due 2016	$—	—	$30,000	1.25%
Variable rate due 2016	—	—	15,000	0.62%
Fixed rate due 2017	70,000	1.39%	50,000	1.56%
Fixed rate due 2018	50,000	2.16%	50,000	2.16%
Fixed rate due 2019	60,000	1.99%	40,000	2.35%
Fixed rate due 2020	10,000	1.98%	10,000	1.98%
Fixed rate due 2021	50,000	1.91%	30,000	2.26%
Variable rate due 2021 [1]	10,000	1.21%	—	—
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Fixed rate due 2026	10,000	1.17%	—	—
Total	$270,000	1.82%	$235,000	1.93%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $60,918 and $70,555 at December 31, 2016 and 2015, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances for the years ended December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$61,783	$57,702	0.09%	$84,859	$70,368	0.13%
Federal funds purchased	27,300	8,546	0.60%	13,100	5,783	0.50%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2016	2015
Pledged to secure borrowed funds	$363,427	$339,078
Pledged to secure repurchase agreements	60,918	70,555
Pledged for public deposits and for other purposes necessary or required by law	33,916	39,038
Total	$458,261	$448,671
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2016	2015
States and political subdivisions	$5,676	$3,639
Mortgage-backed securities	11,383	23,075
Collateralized mortgage obligations	43,859	43,841
Total	$60,918	$70,555
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities available to pledge to satisfy required collateral.

As of December 31, 2016, we had the ability to borrow up to an additional $99,118, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
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
The following table provides information on derivatives related to variable rate borrowings as of December 31, 2016.

	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.3	$10,000	Other Assets	$248
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
Note 11 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2016	2015	2014
Audit and related fees	$944	$889	$809
Director fees	851	827	775
Consulting fees	800	487	349
OTTI on AFS securities	770	—	—
FDIC insurance premiums	719	813	842
Marketing costs	586	497	427
Donations and community relations	582	841	1,004
Education and travel	536	343	461
Loan underwriting fees	535	347	361
Postage and freight	396	381	397
Printing and supplies	391	461	367
Legal fees	208	295	320
Amortization of deposit premium	162	169	183
Other losses	241	150	250
All other	1,305	1,559	1,740
Total other	$9,026	$8,059	$8,285

Note 12 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2016	2015	2014
Currently payable	$2,630	$1,596	$2,159
Deferred expense (benefit)	(282)	1,692	185
Income tax expense	$2,348	$3,288	$2,344

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the year ended December 31:

	2016	2015	2014
Income taxes at 34% statutory rate	$5,490	$6,262	$5,463
Effect of nontaxable income
Interest income on tax exempt municipal securities	(1,938)	(2,026)	(1,999)
Earnings on corporate owned life insurance policies	(419)	(262)	(255)
Other	(154)	(88)	(263)
Total effect of nontaxable income	(2,511)	(2,376)	(2,517)
Effect of nondeductible expenses	143	157	156
Effect of tax credits	(774)	(755)	(758)
Federal income tax expense	$2,348	$3,288	$2,344
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2016	2015
Deferred tax assets
Allowance for loan losses	$1,576	$1,582
Deferred directors’ fees	2,758	2,549
Employee benefit plans	115	229
Core deposit premium and acquisition expenses	1,157	1,098
Net unrecognized actuarial losses on pension plan	1,531	1,708
Life insurance death benefit payable	804	804
Alternative minimum tax	717	650
Other	618	53
Total deferred tax assets	9,276	8,673
Deferred tax liabilities
Prepaid pension cost	809	890
Premises and equipment	115	166
Accretion on securities	58	55
Core deposit premium and acquisition expenses	1,403	1,289
Net unrealized gains on available-for-sale securities	418	2,252
Net unrealized gains on derivative instruments	84	—
Other	1,502	989
Total deferred tax liabilities	4,389	5,641
Net deferred tax assets	$4,887	$3,032

We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2013. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2016 and 2015 and we not aware of any claims for such amounts by federal income tax authorities.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	December 31
	2016	2015
Unfunded commitments under lines of credit	$168,840	$134,412
Commercial and standby letters of credit	1,223	915
Commitments to grant loans	29,339	53,946
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and do not necessarily represent future cash requirements. Advances to mortgage brokers are also included in unfunded commitments under lines of credit. The balance is the difference between our outstanding balances and maximum outstanding aggregate amount.
Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if we deem necessary, is based on management's credit evaluation of the customer. Commitments to grant loans include residential mortgage loans with the majority being loans committed to be sold to the secondary market.
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

Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $750 and $234 at December 31, 2016 and 2015, respectively.
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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,877 and $1,421 at December 31, 2016 and 2015, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Note 15 – Commitments and Other Matters
Banking regulations require us to maintain cash reserve balances in currency or as deposits with the FRB. At December 31, 2016 and 2015, the reserve balances amounted to $1,273 and $1,169, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2016, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2017, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $25,600.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2016 and 2015, that we met all capital adequacy requirements.
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
Effective January 1, 2015, the minimum standard for primary, or tier 1, capital increased from 4.00% to 6.00%. The minimum standard for total capital remained at 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. The capital conservative buffer requirement began on January 1, 2016 which required a 0.625% addition to the tier 1, minimum, and common equity tier 1 capital ratio. The capital conservative buffer will continue to increase capital ratios each year through 2019.
As of December 31, 2016 and 2015, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$132,900	11.69%	$45,462	5.125%	$68,193	6.50%
Consolidated	142,165	12.39%	45,881	5.125%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	132,900	11.69%	45,462	6.625%	68,193	8.00%
Consolidated	142,165	12.39%	45,881	6.625%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	140,300	12.34%	90,923	8.625%	113,654	10.00%
Consolidated	149,565	13.04%	91,761	8.625%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	132,900	8.06%	65,972	4.00%	82,465	5.00%
Consolidated	142,165	8.56%	66,449	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$124,917	12.50%	$39,985	4.50%	$59,977	6.50%
Consolidated	135,250	13.44%	40,282	4.50%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	124,917	12.50%	39,985	6.00%	59,977	8.00%
Consolidated	135,250	13.44%	40,282	6.00%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	132,317	13.24%	79,970	8.00%	99,962	10.00%
Consolidated	142,650	14.17%	80,564	8.00%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	124,917	7.93%	63,032	4.00%	78,790	5.00%
Consolidated	135,250	8.52%	63,524	4.00%	N/A	N/A

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
For 2016, 2015 and 2014, expenses attributable to the Plan were $686, $664, and $655, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2016	2015
Change in benefit obligation
Benefit obligation, January 1	$11,977	$13,250
Interest cost	485	494
Actuarial (gain) loss	(328)	(744)
Benefits paid, including plan expenses	(686)	(1,023)
Benefit obligation, December 31	11,448	11,977
Change in plan assets
Fair value of plan assets, January 1	9,572	10,390
Investment return	439	5
Contributions	—	200
Benefits paid, including plan expenses	(686)	(1,023)
Fair value of plan assets, December 31	9,325	9,572
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(2,123)	$(2,405)

	2016	2015
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(2,405)	$(2,860)
Contributions	—	200
Net periodic benefit cost	(238)	(492)
Net change in unrecognized actuarial loss and prior service cost	520	747
Accrued pension benefit cost at December 31	$(2,123)	$(2,405)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).

The components of net periodic benefit cost are as follows for the years ended December 31:

	2016	2015	2014
Interest cost on benefit obligation	$485	$494	$486
Expected return on plan assets	(560)	(607)	(615)
Amortization of unrecognized actuarial net loss	313	355	169
Settlement loss	—	250	260
Net periodic benefit cost	$238	$492	$300
During 2016, 2015 and 2014, additional settlement loss of $0, $250 and $260 were recognized in connection with lump-sum benefits distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2016 includes net unrecognized pension costs before income taxes of $4,503, of which $178 is expected to be amortized into benefit cost during 2017.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2016	2015	2014
Discount rate	3.96%	4.13%	3.80%
Expected long-term rate of return	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2016	2015	2014
Discount rate	4.13%	3.80%	4.64%
Expected long-term return on plan assets	6.00%	6.00%	6.00%
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

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2016		2015
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$130	$130	$157	$157
Common collective trusts
Fixed income	4,579	4,579	4,662	4,662
Equity investments	4,616	4,616	4,753	4,753
Total	$9,325	$9,325	$9,572	$9,572
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2016 and 2015:

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

We anticipate contributions to the Plan in 2017 to approximate net contribution costs.
The components of projected net periodic benefit cost are as follows for the year ending:

December 31, 2017
Interest cost on projected benefit obligation	$444
Expected return on plan assets	(545)
Amortization of unrecognized actuarial net loss	279
Net periodic benefit cost	$178
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2017	$460
2018	462
2019	505
2020	551
2021	605
2022 - 2026	3,059
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2016		2015
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	187,428	$5,220	180,616	$5,400
Shares held in Rabbi Trust	26,042	725	19,401	580
Total	213,470	$5,945	200,017	$5,980
Other Employee Benefit Plans
We maintain two nonqualified supplementary employee retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2016, 2015 and 2014 were $430, $379, and $372, respectively, and are being recognized over the participants’ expected years of service.
We maintain a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. We made no contributions to the ESOP in 2016, 2015 and 2014. Compensation cost related to the plan for 2016, 2015 and 2014 was $33, $32, and $23, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2016, 2015, and 2014 were 204,669, 217,064, and 241,958, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years. On December 21, 2016, the Board approved the termination of the ESOP effective December 31, 2016. Actual dissolution of the ESOP is anticipated to occur in mid-2017.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,150 in 2016, $1,695 in 2015 and $1,786 in 2014.

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
The following table summarizes the changes in AOCI by component for the years ended December 31 (net of tax):

	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2014	$(4,207)	$—	$(2,134)	$(6,341)
OCI before reclassifications	11,290	—	(2,836)	8,454
Amounts reclassified from AOCI	(97)	—	300	203
Subtotal	11,193	—	(2,536)	8,657
Tax effect	(3,684)	—	862	(2,822)
OCI, net of tax	7,509	—	(1,674)	5,835
Balance, December 31, 2014	3,302	—	(3,808)	(506)
OCI before reclassifications	310	—	255	565
Amounts reclassified from AOCI	(163)	—	492	329
Subtotal	147	—	747	894
Tax effect	87	—	(254)	(167)
OCI, net of tax	234	—	493	727
Balance, December 31, 2015	3,536	—	(3,315)	221
OCI before reclassifications	(5,865)	248	282	(5,335)
Amounts reclassified from AOCI	525	—	238	763
Subtotal	(5,340)	248	520	(4,572)
Tax effect	1,834	(84)	(177)	1,573
OCI, net of tax	(3,506)	164	343	(2,999)
Balance, December 31, 2016	$30	$164	$(2,972)	$(2,778)
Included in OCI for the years ended December 31, 2016 and 2015 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2016			2015			2014
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$54	$(5,919)	$(5,865)	$406	$(96)	$310	$355	$10,935	$11,290
Reclassification adjustment for net realized (gains) losses included in net income	—	(245)	(245)	—	(163)	(163)	—	(97)	(97)
Reclassification adjustment for impairment loss included in net income	—	770	770	—	—	—	—	—	—
Net unrealized gains (losses)	54	(5,394)	(5,340)	406	(259)	147	355	10,838	11,193
Tax effect	—	1,834	1,834	—	87	87	—	(3,684)	(3,684)
Unrealized gains (losses), net of tax	$54	$(3,560)	$(3,506)	$406	$(172)	$234	$355	$7,154	$7,509
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2016	2015	2014
Unrealized holding gains (losses) on AFS securities
	$245	$163	$97	Net gains on sale of AFS securities
	(770)	—	—	Other noninterest expenses
	(525)	163	97	Income before federal income tax expense
	(179)	55	33	Federal income tax expense (benefit)
	$(346)	$108	$64	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$238	$492	$300	Compensation and benefits
	81	167	102	Federal income tax expense
	$157	$325	$198	Net income

Note 19 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2016	2015
Balance, January 1	$4,021	$3,822
New loans	1,097	2,779
Repayments	(1,172)	(2,580)
Balance, December 31	$3,946	$4,021
Total deposits of these principal officers and directors and their affiliates amounted to $5,770 and $5,625 at December 31, 2016 and 2015, respectively. In addition, the ESOP held deposits with the Bank aggregating $290 and $143, respectively, at December 31, 2016 and 2015.
From time-to-time, we make charitable donations to The Isabella Bank Foundation (the “Foundation”), which is a non-controlled affiliated nonprofit entity formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we service. Our donations are expensed when committed to the Foundation. The assets and transactions of the Foundation are not included in our consolidated financial statements.
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 44,350 and 44,350 shares of our common stock as of December 31, 2016 and 2015, respectively. Such shares are included in the computation of dividends and earnings per share.
The following table displays total asset balances of, and our donations to, the Foundation as of, and for the years ended, December 31:

	2016	2015	2014
Total assets	$2,213	$2,435	$2,090
Donations	$—	$258	$500
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
The following tables list the quantitative fair value information about impaired loans as of December 31:

	2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
Discounted appraisal value	$9,166	Equipment	20% - 45%
		Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	45%

	2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 35%
Discounted appraisal value	$9,301	Cash crop inventory	40%
		Other inventory	50%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluation.
Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value. As such, we classify accrued interest receivable as Level 1.
Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB stock and FRB stock as well as our minority ownership interests in Corporate Settlement Solutions, LLC and Valley Financial Corporation. The investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the first quarter 2008 and we account for our investment under the equity method of accounting. Valley Financial Corporation is the parent company of 1st State Bank in Saginaw, Michigan, which is a community bank that opened in 2005. We made investments in Valley Financial Corporation in 2004 and in 2007 and sold all shares in 2016. We accounted for our investment under the equity method of accounting.
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$231	Real Estate	20% - 30%

	December 31, 2015
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$421	Real Estate	20% - 30%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2016
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$22,894	$22,894	$22,894	$—	$—
Mortgage loans AFS	1,816	1,836	—	1,836	—
Gross loans	1,010,615	991,009	—	—	991,009
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	1,003,215	983,609	—	—	983,609
Accrued interest receivable	6,580	6,580	6,580	—	—
Equity securities without readily determinable fair values (1)	21,694	N/A	—	—	—
OMSR	2,306	2,306	—	2,306	—
LIABILITIES
Deposits without stated maturities	761,626	761,626	761,626	—	—
Deposits with stated maturities	433,414	430,088	—	430,088	—
Borrowed funds	337,694	326,975	—	326,975	—
Accrued interest payable	574	574	574	—	—

	2015
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,569	$21,569	$21,569	$—	$—
Mortgage loans AFS	1,187	1,210	—	1,210	—
Gross loans	850,492	839,398	—	—	839,398
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	843,092	831,998	—	—	831,998
Accrued interest receivable	6,269	6,269	6,269	—	—
Equity securities without readily determinable fair values (1)	22,286	N/A	—	—	—
OMSR	2,505	2,518	—	2,518	—
LIABILITIES
Deposits without stated maturities	741,683	741,683	741,683	—	—
Deposits with stated maturities	422,880	421,429	—	421,429	—
Borrowed funds	309,732	297,495	—	297,495	—
Accrued interest payable	545	545	545	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2016				2015
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$10,259	$—	$10,259	$—	$24,345	$—	$24,345	$—
States and political subdivisions	212,919	—	212,919	—	232,217	—	232,217	—
Auction rate money market preferred	2,794	—	2,794	—	2,866	—	2,866	—
Preferred stocks	3,425	3,425	—	—	3,299	3,299	—	—
Mortgage-backed securities	227,256	—	227,256	—	263,384	—	263,384	—
Collateralized mortgage obligations	101,443	—	101,443	—	134,025	—	134,025	—
Total AFS securities	558,096	3,425	554,671	—	660,136	3,299	656,837	—
Derivative instruments	248	—	248	—	—	—	—	—
Nonrecurring items
Impaired loans (net of the ALLL)	9,166	—	—	9,166	9,301	—	—	9,301
Foreclosed assets	231	—	—	231	421	—	—	421
Total	$567,741	$3,425	$554,919	$9,397	$669,858	$3,299	$656,837	$9,722
Percent of assets and liabilities measured at fair value		0.60%	97.74%	1.66%		0.49%	98.06%	1.45%

The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value, for which gains or losses were recognized through earnings on a nonrecurring basis, in the years ended December 31:

	2016	2015
Nonrecurring items
Foreclosed assets	$(10)	$(99)
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of December 31, 2016.
Note 21 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2016	2015
ASSETS
Cash on deposit at the Bank	$1,297	$4,125
AFS securities	251	257
Investments in subsidiaries	138,549	133,883
Premises and equipment	1,991	2,014
Other assets	52,846	53,396
TOTAL ASSETS	$194,934	$193,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$7,035	$9,704
Shareholders' equity	187,899	183,971
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$194,934	$193,675
Condensed Statements of Income

	Year Ended December 31
	2016	2015	2014
Income
Dividends from subsidiaries	$7,400	$8,000	$7,000
Interest income	14	78	150
Management fee and other	6,574	6,331	3,665
Total income	13,988	14,409	10,815
Expenses
Compensation and benefits	4,898	5,110	3,688
Occupancy and equipment	1,696	1,634	1,082
Audit and related fees	536	452	404
Other	2,120	2,160	1,395
Total expenses	9,250	9,356	6,569
Income before income tax benefit and equity in undistributed earnings of subsidiaries	4,738	5,053	4,246
Federal income tax benefit	1,058	991	940
Income before equity in undistributed earnings of subsidiaries	5,796	6,044	5,186
Undistributed earnings of subsidiaries	8,003	9,086	8,538
Net income	$13,799	$15,130	$13,724

Condensed Statements of Cash Flows

	Year Ended December 31
	2016	2015	2014
Operating activities
Net income	$13,799	$15,130	$13,724
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(8,003)	(9,086)	(8,538)
Undistributed earnings of equity securities without readily determinable fair values	791	(310)	37
Share-based payment awards under equity compensation plan	573	550	495
Depreciation	156	154	144
Net amortization of AFS securities	—	—	1
Deferred income tax expense (benefit)	147	131	(159)
Changes in operating assets and liabilities which provided (used) cash
Other assets	(44)	506	145
Accrued interest and other liabilities	(2,669)	142	1,516
Net cash provided by (used in) operating activities	4,750	7,217	7,365
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	3,000	250
Purchases of premises and equipment	(133)	(186)	(81)
Net (advances to) repayments from subsidiaries	—	300	641
Net cash provided by (used in) investing activities	(133)	3,114	810
Financing activities
Net increase (decrease) in borrowed funds	—	(211)	(1,600)
Cash dividends paid on common stock	(7,645)	(7,273)	(6,843)
Proceeds from the issuance of common stock	5,023	5,201	4,227
Common stock repurchased	(4,440)	(4,590)	(3,122)
Common stock purchased for deferred compensation obligations	(383)	(368)	(331)
Net cash provided by (used in) financing activities	(7,445)	(7,241)	(7,669)
Increase (decrease) in cash and cash equivalents	(2,828)	3,090	506
Cash and cash equivalents at beginning of period	4,125	1,035	529
Cash and cash equivalents at end of period	$1,297	$4,125	$1,035
Note 22 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2016, 2015, and 2014 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2016, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2016.
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
Based upon these criteria, we believe that, as of December 31, 2016, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2016 consolidated financial statements and internal control over financial reporting as of December 31, 2016. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2016 consolidated financial statements as a result of the integrated audit and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2016.

Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
March 7, 2017

/s/ Dennis P. Angner
Dennis P. Angner
President and Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)
March 7, 2017
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 2, 2017 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2016, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by
shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	187,428	(1)	(2)	(1)	(2)
Total	187,428

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

Distribution of deferred fees from the Directors Plan occurs when the participant retires from the board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan. As of December 31, 2016, the Directors Plan had 213,470 shares eligible to be distributed under the Directors Plan.

(2)
The Rabbi Trust holds 26,042 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

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
Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 7, 2017
Jae A. Evans
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dennis P. Angner	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer) and Director	March 7, 2017
Dennis P. Angner

/s/ Dr. Jeffrey J. Barnes	Director	March 7, 2017
Dr. Jeffrey J. Barnes

/s/ Richard J. Barz	Director	March 7, 2017
Richard J. Barz

/s/ Jae A. Evans	Chief Executive Officer and Director	March 7, 2017
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 7, 2017
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 7, 2017
Thomas L. Kleinhardt

/s/ Joseph LaFramboise	Director	March 7, 2017
Joseph LaFramboise

/s/ David J. Maness	Director	March 7, 2017
David J. Maness

/s/ W. Joseph Manifold	Director	March 7, 2017
W. Joseph Manifold

/s/ W. Michael McGuire	Director	March 7, 2017
W. Michael McGuire

/s/ Sarah R. Opperman	Director	March 7, 2017
Sarah R. Opperman

/s/ Gregory V. Varner	Director	March 7, 2017
Gregory V. Varner