Form 10-Q
period 2017-03-31
ISABELLA BANK Corp
filed 2017-05-05
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,847,317 as of May 3, 2017.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2017	December 31 2016
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$17,525	$20,167
Interest bearing balances due from banks	535	2,727
Total cash and cash equivalents	18,060	22,894
AFS securities (amortized cost of $587,989 in 2017 and $557,648 in 2016)	590,114	558,096
Mortgage loans AFS	1,768	1,816
Loans
Commercial	576,822	575,664
Agricultural	126,049	126,492
Residential real estate	267,141	266,050
Consumer	42,908	42,409
Gross loans	1,012,920	1,010,615
Less allowance for loan and lease losses	7,500	7,400
Net loans	1,005,420	1,003,215
Premises and equipment	28,982	29,314
Corporate owned life insurance policies	26,480	26,300
Accrued interest receivable	7,046	6,580
Equity securities without readily determinable fair values	21,616	21,694
Goodwill and other intangible assets	48,635	48,666
Other assets	12,739	13,576
TOTAL ASSETS	$1,760,860	$1,732,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$207,448	$205,071
NOW accounts	216,975	209,325
Certificates of deposit under $100 and other savings	533,015	520,219
Certificates of deposit over $100	273,623	260,425
Total deposits	1,231,061	1,195,040
Borrowed funds	327,375	337,694
Accrued interest payable and other liabilities	11,448	11,518
Total liabilities	1,569,884	1,544,252
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,843,120 shares (including 21,606 shares held in the Rabbi Trust) in 2017 and 7,821,069 shares (including 26,042 shares held in the Rabbi Trust) in 2016	140,171	139,525
Shares to be issued for deferred compensation obligations	5,048	5,038
Retained earnings	47,297	46,114
Accumulated other comprehensive income (loss)	(1,540)	(2,778)
Total shareholders’ equity	190,976	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,760,860	$1,732,151

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2017	2016
Interest income
Loans, including fees	$10,120	$9,038
AFS securities
Taxable	2,151	2,400
Nontaxable	1,415	1,485
Federal funds sold and other	175	158
Total interest income	13,861	13,081
Interest expense
Deposits	1,540	1,399
Borrowings	1,291	1,215
Total interest expense	2,831	2,614
Net interest income	11,030	10,467
Provision for loan losses	27	156
Net interest income after provision for loan losses	11,003	10,311
Noninterest income
Service charges and fees	1,530	1,213
Net gain on sale of mortgage loans	155	82
Earnings on corporate owned life insurance policies	180	188
Other	751	740
Total noninterest income	2,616	2,223
Noninterest expenses
Compensation and benefits	5,676	4,788
Furniture and equipment	1,560	1,480
Occupancy	837	810
Other	1,878	2,002
Total noninterest expenses	9,951	9,080
Income before federal income tax expense	3,668	3,454
Federal income tax expense	532	437
NET INCOME	$3,136	$3,017
Earnings per common share
Basic	$0.40	$0.39
Diluted	$0.39	$0.38
Cash dividends per common share	$0.25	$0.24

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2017	2016
Net income	$3,136	$3,017
Unrealized gains (losses) on AFS securities arising during the period	1,677	7,274
Tax effect (1)	(450)	(2,477)
Unrealized gains (losses) on AFS securities, net of tax	1,227	4,797
Unrealized gains (losses) on derivative instruments arising during the period	17	—
Tax effect (1)	(6)	—
Unrealized gains (losses) on derivative instruments, net of tax	11	—
Other comprehensive income, net of tax	1,238	4,797
Comprehensive income	$4,374	$7,814

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	3,017	4,797	7,814
Issuance of common stock	37,465	1,072	—	—	—	1,072
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	158	—	—	158
Common stock purchased for deferred compensation obligations	—	(97)	—	—	—	(97)
Common stock repurchased pursuant to publicly announced repurchase plan	(28,253)	(799)	—	—	—	(799)
Cash dividends paid ($0.24 per common share)	—	—	—	(1,872)	—	(1,872)
Balance, March 31, 2016	7,809,079	$139,501	$4,623	$41,105	$5,018	$190,247
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	3,136	1,238	4,374
Issuance of common stock	63,866	1,770	—	—	—	1,770
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	168	(168)	—	—	—
Share-based payment awards under equity compensation plan	—	—	178	—	—	178
Common stock purchased for deferred compensation obligations	—	(123)	—	—	—	(123)
Common stock repurchased pursuant to publicly announced repurchase plan	(41,815)	(1,169)	—	—	—	(1,169)
Cash dividends paid ($0.25 per common share)	—	—	—	(1,953)	—	(1,953)
Balance, March 31, 2017	7,843,120	$140,171	$5,048	$47,297	$(1,540)	$190,976

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2017	2016
OPERATING ACTIVITIES
Net income	$3,136	$3,017
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	27	156
Impairment of foreclosed assets	28	—
Depreciation	722	727
Amortization of OMSR	81	64
Amortization of acquisition intangibles	31	43
Net amortization of AFS securities	530	705
Net gain on sale of mortgage loans	(155)	(82)
Increase in cash value of corporate owned life insurance policies	(180)	(188)
Share-based payment awards under equity compensation plan	178	158
Origination of loans held-for-sale	(8,432)	(4,499)
Proceeds from loan sales	8,635	4,528
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(466)	(726)
Other assets	322	450
Accrued interest payable and other liabilities	(70)	322
Net cash provided by (used in) operating activities	4,387	4,675
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	19,413	19,452
Purchases	(50,284)	(2,606)
Net loan principal (originations) collections	(2,258)	(19,944)
Proceeds from sales of foreclosed assets	71	234
Purchases of premises and equipment	(390)	(665)
Net cash provided by (used in) investing activities	(33,448)	(3,529)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2017	2016
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$36,021	$8,944
Net increase (decrease) in borrowed funds	(10,319)	(1,836)
Cash dividends paid on common stock	(1,953)	(1,872)
Proceeds from issuance of common stock	1,770	1,072
Common stock repurchased	(1,169)	(799)
Common stock purchased for deferred compensation obligations	(123)	(97)
Net cash provided by (used in) financing activities	24,227	5,412
Increase (decrease) in cash and cash equivalents	(4,834)	6,558
Cash and cash equivalents at beginning of period	22,894	21,569
Cash and cash equivalents at end of period	$18,060	$28,127
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$2,823	$2,574
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$26	$89

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassifications: Certain amounts reported in the 2016 consolidated financial statements have been reclassified to conform with the 2017 presentation.
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

	Three Months Ended March 31
	2017	2016
Average number of common shares outstanding for basic calculation	7,827,143	7,795,294
Average potential effect of common shares in the Directors Plan (1)	191,533	184,461
Average number of common shares outstanding used to calculate diluted earnings per common share	8,018,676	7,979,755
Net income	$3,136	$3,017
Earnings per common share
Basic	$0.40	$0.39
Diluted	$0.39	$0.38

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Pending Accounting Standards Updates
ASU No. 2017-04: “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”
In January 2017, ASU No. 2017-04 modified the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. An entity no longer will determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Because these amendments eliminate Step 2 from the goodwill impairment test, they should reduce the cost and complexity of evaluating goodwill for impairment. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and is not expected to have a significant impact on our operations or financial statement disclosures.

ASU No. 2017-07: “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
In March 2017, ASU No. 2017-07 provided guidance that requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a significant impact on our operations or financial statement disclosures.
ASU No. 2017-08: “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities”
In March 2017, ASU No. 2017-08 amended the amortization period for certain purchased callable debt securities held at a premium. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. The amendments in this update shorten the amortization period and require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018 and is not expected to have a significant impact on our operations or financial statement disclosures.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,240	$24	$—	$10,264
States and political subdivisions	218,113	4,889	225	222,777
Auction rate money market preferred	3,200	—	223	2,977
Preferred stocks	3,800	—	203	3,597
Mortgage-backed securities	231,727	629	2,582	229,774
Collateralized mortgage obligations	120,909	668	852	120,725
Total	$587,989	$6,210	$4,085	$590,114

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,258	$3	$2	$10,259
States and political subdivisions	208,977	4,262	320	212,919
Auction rate money market preferred	3,200	—	406	2,794
Preferred stocks	3,800	—	375	3,425
Mortgage-backed securities	229,593	581	2,918	227,256
Collateralized mortgage obligations	101,820	600	977	101,443
Total	$557,648	$5,446	$4,998	$558,096

The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2017 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$32	$10,208	$—	$—	$—	$10,240
States and political subdivisions	26,815	72,589	83,003	35,706	—	218,113
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	231,727	231,727
Collateralized mortgage obligations	—	—	—	—	120,909	120,909
Total amortized cost	$26,847	$82,797	$83,003	$35,706	$359,636	$587,989
Fair value	$26,902	$84,659	$85,348	$36,132	$357,073	$590,114
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
The following information pertains to AFS securities with gross unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$—	$—	$—
States and political subdivisions	222	21,059	3	314	225
Auction rate money market preferred	—	—	223	2,977	223
Preferred stocks	—	—	203	3,597	203
Mortgage-backed securities	2,582	168,965	—	—	2,582
Collateralized mortgage obligations	490	41,756	362	10,887	852
Total	$3,294	$231,780	$791	$17,775	$4,085
Number of securities in an unrealized loss position:		85		9	94

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$2	$9,936	$—	$—	$2
States and political subdivisions	311	21,800	9	355	320
Auction rate money market preferred	—	—	406	2,794	406
Preferred stocks	—	—	375	3,425	375
Mortgage-backed securities	2,918	175,212	—	—	2,918
Collateralized mortgage obligations	628	51,466	349	11,381	977
Total	$3,859	$258,414	$1,139	$17,955	$4,998
Number of securities in an unrealized loss position:		104		9	113

As of March 31, 2017 and December 31, 2016, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we recognized an OTTI of $770 in earnings for the year ended December 31, 2016. Based on analysis of this bond, there was no additional OTTI recognized as of March 31, 2017.
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of March 31, 2017 or December 31, 2016, with the exception of the one municipal bond discussed above.
Note 5 – Loans and ALLL
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. A portion of loans are unsecured.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to payoff our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balances and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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
The primary factors behind the determination of the level of the ALLL are specific allocations for impaired loans, historical loss percentages, as well as unallocated components. Specific allocations for impaired loans are primarily determined based on the difference between the loan’s outstanding balance and the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less cost to sell. Historical loss allocations are calculated at the loan class and segment levels based on a migration analysis of the loan portfolio, with the exception of advances to mortgage brokers, over the preceding five years. With no historical losses on advances to mortgage brokers, there is no allocation in the commercial segment displayed in the following tables based on historical loss factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(27)	—	(43)	(74)	—	(144)
Recoveries	133	—	36	48	—	217
Provision for loan losses	(149)	(357)	441	73	19	27
March 31, 2017	$1,771	$527	$3,098	$671	$1,433	$7,500

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$697	$—	$1,684	$—	$—	$2,381
Collectively evaluated for impairment	1,074	527	1,414	671	1,433	5,119
Total	$1,771	$527	$3,098	$671	$1,433	$7,500
Loans
Individually evaluated for impairment	$7,601	$5,549	$8,617	$23		$21,790
Collectively evaluated for impairment	569,221	120,500	258,524	42,885		991,130
Total	$576,822	$126,049	$267,141	$42,908		$1,012,920

	Allowance for Loan Losses
	Three Months Ended March 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(16)	—	(241)	(84)	—	(341)
Recoveries	89	92	50	54	—	285
Provision for loan losses	177	(85)	(9)	48	25	156
March 31, 2016	$2,421	$336	$3,130	$540	$1,073	$7,500

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$741	$1	$1,629	$—	$—	$2,371
Collectively evaluated for impairment	1,073	883	1,035	624	1,414	5,029
Total	$1,814	$884	$2,664	$624	$1,414	$7,400
Loans
Individually evaluated for impairment	$7,859	$5,545	$8,638	$26		$22,068
Collectively evaluated for impairment	567,805	120,947	257,412	42,383		988,547
Total	$575,664	$126,492	$266,050	$42,409		$1,010,615

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	March 31, 2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$27	$342	$—	$369	$—	$—	$—	$369
2 - High quality	9,854	14,985	—	24,839	3,191	1,024	4,215	29,054
3 - High satisfactory	105,342	40,714	11,502	157,558	21,226	10,005	31,231	188,789
4 - Low satisfactory	309,369	72,659	—	382,028	49,021	20,015	69,036	451,064
5 - Special mention	3,566	1,279	—	4,845	8,670	5,687	14,357	19,202
6 - Substandard	5,810	1,370	—	7,180	3,799	2,878	6,677	13,857
7 - Vulnerable	3	—	—	3	—	533	533	536
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$433,971	$131,349	$11,502	$576,822	$85,907	$40,142	$126,049	$702,871

	December 31, 2016
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$28	$438	$—	$466	$—	$—	$—	$466
2 - High quality	11,821	12,091	19,688	43,600	3,566	1,426	4,992	48,592
3 - High satisfactory	103,529	41,982	—	145,511	21,657	11,388	33,045	178,556
4 - Low satisfactory	299,317	74,432	—	373,749	48,955	22,715	71,670	445,419
5 - Special mention	3,781	1,178	—	4,959	6,009	3,085	9,094	14,053
6 - Substandard	5,901	1,474	—	7,375	3,650	3,508	7,158	14,533
7 - Vulnerable	4	—	—	4	—	533	533	537
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$424,381	$131,595	$19,688	$575,664	$83,837	$42,655	$126,492	$702,156
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,588	$—	$—	$3	$1,591	$432,380	$433,971
Commercial other	1,222	—	—	—	1,222	130,127	131,349
Advances to mortgage brokers	—	—	—	—	—	11,502	11,502
Total commercial	2,810	—	—	3	2,813	574,009	576,822
Agricultural
Agricultural real estate	—	471	1,197	—	1,668	84,239	85,907
Agricultural other	744	—	—	533	1,277	38,865	40,142
Total agricultural	744	471	1,197	533	2,945	123,104	126,049
Residential real estate
Senior liens	1,713	148	142	510	2,513	217,211	219,724
Junior liens	—	—	—	25	25	8,442	8,467
Home equity lines of credit	556	7	—	67	630	38,320	38,950
Total residential real estate	2,269	155	142	602	3,168	263,973	267,141
Consumer
Secured	20	—	—	—	20	39,372	39,392
Unsecured	6	9	—	—	15	3,501	3,516
Total consumer	26	9	—	—	35	42,873	42,908
Total	$5,849	$635	$1,339	$1,138	$8,961	$1,003,959	$1,012,920

	December 31, 2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,580	$—	$35	$4	$1,619	$422,762	$424,381
Commercial other	1,693	35	—	—	1,728	129,867	131,595
Advances to mortgage brokers	—	—	—	—	—	19,688	19,688
Total commercial	3,273	35	35	4	3,347	572,317	575,664
Agricultural
Agricultural real estate	191	—	508	—	699	83,138	83,837
Agricultural other	19	—	—	533	552	42,103	42,655
Total agricultural	210	—	508	533	1,251	125,241	126,492
Residential real estate
Senior liens	1,638	174	22	498	2,332	216,681	219,013
Junior liens	15	—	—	25	40	8,317	8,357
Home equity lines of credit	270	6	68	—	344	38,336	38,680
Total residential real estate	1,923	180	90	523	2,716	263,334	266,050
Consumer
Secured	110	—	—	—	110	38,582	38,692
Unsecured	5	—	—	—	5	3,712	3,717
Total consumer	115	—	—	—	115	42,294	42,409
Total	$5,521	$215	$633	$1,060	$7,429	$1,003,186	$1,010,615
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	March 31, 2017			December 31, 2016
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$4,219	$4,339	$676	$5,811	$5,992	$716
Commercial other	1,192	1,192	21	1,358	1,358	25
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	134	134	1
Residential real estate senior liens	8,376	8,960	1,668	8,464	9,049	1,615
Residential real estate junior liens	78	78	16	72	82	14
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total impaired loans with a valuation allowance	13,865	14,569	2,381	15,839	16,615	2,371
Impaired loans without a valuation allowance
Commercial real estate	2,048	2,123		604	617
Commercial other	142	142		86	97
Agricultural real estate	4,047	4,047		4,037	4,037
Agricultural other	1,502	1,502		1,374	1,374
Home equity lines of credit	163	463		102	402
Consumer secured	23	23		26	26
Total impaired loans without a valuation allowance	7,925	8,300		6,229	6,553
Impaired loans
Commercial	7,601	7,796	697	7,859	8,064	741
Agricultural	5,549	5,549	—	5,545	5,545	1
Residential real estate	8,617	9,501	1,684	8,638	9,533	1,629
Consumer	23	23	—	26	26	—
Total impaired loans	$21,790	$22,869	$2,381	$22,068	$23,168	$2,371

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended March 31
	2017		2016
	Average Outstanding Balance	Interest Income Recognized	Average Outstanding Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,015	$73	$5,758	$84
Commercial other	1,275	24	52	1
Agricultural real estate	—	—	—	—
Agricultural other	67	—	168	—
Residential real estate senior liens	8,420	83	9,914	100
Residential real estate junior liens	75	—	139	1
Home equity lines of credit	—	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	14,852	180	16,031	186
Impaired loans without a valuation allowance
Commercial real estate	1,326	33	1,465	19
Commercial other	114	2	131	2
Agricultural real estate	4,042	62	3,548	45
Agricultural other	1,438	13	352	6
Home equity lines of credit	133	5	124	4
Consumer secured	25	—	35	1
Total impaired loans without a valuation allowance	7,078	115	5,655	77
Impaired loans
Commercial	7,730	132	7,406	106
Agricultural	5,547	75	4,068	51
Residential real estate	8,628	88	10,177	105
Consumer	25	—	35	1
Total impaired loans	$21,930	$295	$21,686	$263
As of March 31, 2017 and December 31, 2016, we had $117 of commitments to advance additional funds in connection with impaired loans, which include TDRs.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:
•Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.
•Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession was not granted.

•	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended March 31
	2017			2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	2	$227	$227	—	$—	$—
Residential real estate
Senior liens	—	—	—	2	26	26
Junior liens	1	8	8	—	—	—
Total residential real estate	1	8	8	2	26	26
Consumer unsecured	—	—	—	1	2	2
Total	3	$235	$235	3	$28	$28
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31
	2017				2016
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	2	$227	—	$—	—	$—
Residential real estate
Senior liens	—	—	—	—	2	26	—	—
Junior liens	1	8	—	—	—	—	—	—
Total residential real estate	1	8	—	—	2	26	—	—
Consumer unsecured	—	—	—	—	—	—	1	2
Total	1	$8	2	$227	2	$26	1	$2
We did not restructure any loans by forgiving principal or accrued interest in the three month periods ended March 31, 2017 or 2016.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three month periods ended March 31, 2017 and March 31, 2016 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31, 2017	December 31, 2016
TDRs	$21,051	$21,382

Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31 2017	December 31 2016
FHLB Stock	$11,900	$11,900
Corporate Settlement Solutions, LLC	7,383	7,461
FRB Stock	1,999	1,999
Other	334	334
Total	$21,616	$21,694
Note 7 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets as of:

	March 31 2017	December 31 2016
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$19	$18
All other foreclosed assets	139	213
Total	$158	$231
Below is a summary of changes in foreclosed assets during the:

	Three Months Ended March 31
	2017	2016
Balance, January 1	$231	$421
Properties transferred	26	89
Impairments	(28)	—
Proceeds from sale	(71)	(234)
Balance, March 31	$158	$276
There were $92 and $18 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of March 31, 2017 and December 31, 2016.
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
FHLB advances	$270,000	1.88%	$270,000	1.82%
Securities sold under agreements to repurchase without stated maturity dates	57,375	0.13%	60,894	0.13%
Federal funds purchased	—	—%	6,800	1.00%
Total	$327,375	1.58%	$337,694	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Fixed rate due 2017	$50,000	1.29%	$70,000	1.39%
Fixed rate due 2018	50,000	2.16%	50,000	2.16%
Fixed rate due 2019	60,000	1.99%	60,000	1.99%
Fixed rate due 2020	20,000	1.85%	10,000	1.98%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 [1]	10,000	1.34%	10,000	1.21%
Fixed rate due 2022	10,000	2.07%	—	—%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$270,000	1.88%	$270,000	1.82%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $57,375 and $60,918 at March 31, 2017 and December 31, 2016, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three month periods ended March 31, 2017 or 2016.

	Three Months Ended March 31
	2017			2016
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,088	$57,505	0.13%	$61,783	$61,051	0.12%
Federal funds purchased	5,200	863	0.96%	4,800	4,696	0.69%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2017	December 31 2016
Pledged to secure borrowed funds	$360,680	$363,427
Pledged to secure repurchase agreements	57,375	60,918
Pledged for public deposits and for other purposes necessary or required by law	32,719	33,916
Total	$450,774	$458,261
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2017	December 31 2016
States and political subdivisions	$3,529	$5,676
Mortgage-backed securities	15,852	11,383
Collateralized mortgage obligations	37,994	43,859
Total	$57,375	$60,918

AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities to pledge to satisfy required collateral.
As of March 31, 2017, we had the ability to borrow up to an additional $99,763, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Derivative Instruments
In 2016, we began to enter into interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swaps, associated with our variable rate borrowings, are designated upon inception as cash flow hedges of forecasted interest payments. We enter into LIBOR-based interest rate swaps that involve the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	March 31, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.1	$10,000	Other Assets	$265

	December 31, 2016
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.3	$10,000	Other Assets	$248
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

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2017	2016
Director fees	$209	$209
Consulting fees	205	173
Audit and related fees	198	159
FDIC insurance premiums	153	205
Donations and community relations	130	111
Loan underwriting fees	117	108
Postage and freight	109	106
Printing and supplies	107	78
Education and travel	96	111
Marketing costs	89	155
All other	465	587
Total other	$1,878	$2,002
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended March 31
	2017	2016
Income taxes at 34% statutory rate	$1,247	$1,174
Effect of nontaxable income
Interest income on tax exempt municipal securities	(455)	(478)
Earnings on corporate owned life insurance policies	(61)	(64)
Effect of tax credits	(189)	(194)
Other	(18)	(18)
Total effect of nontaxable income	(723)	(754)
Effect of nondeductible expenses	8	17
Federal income tax expense	$532	$437

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
The following tables list the quantitative fair value information about impaired loans as of:

	March 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 45%
Discounted appraisal value	$9,693	Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	40% - 45%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
		Real Estate	20% - 30%
		Equipment	20% - 45%
Discounted appraisal value	$9,166	Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	45%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluation.
Accrued interest receivable: The carrying amounts of accrued interest receivable approximate fair value. As such, we classify accrued interest receivable as Level 1.
Equity securities without readily determinable fair values: Included in equity securities without readily determinable fair values are FHLB stock and FRB stock as well as our minority ownership interest in Corporate Settlement Solutions, LLC. The investment in Corporate Settlement Solutions, LLC, a title insurance agency, was made in the first quarter 2008 and we account for our investment under the equity method of accounting.
The lack of an active market, or other independent sources to validate fair value estimates coupled with the impact of future capital calls and transfer restrictions, is an inherent limitation in the valuation process. As the fair values of these investments are not readily determinable, they are not disclosed under a specific fair value hierarchy; however, they are reviewed quarterly for impairment. If we were to record an impairment adjustment related to these securities, it would be classified as a nonrecurring Level 3 fair value adjustment. During 2017 and 2016, there were no impairments recorded on equity securities without readily determinable fair values.
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	March 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$158	Real Estate	20% - 30%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral appraisal:
Discounted appraisal value	$231	Real Estate	20% - 30%
Discount factors with ranges are based on the age of the independent appraisal, broker price opinion, or internal evaluations.
Goodwill and other intangible assets: Acquisition intangibles and goodwill are evaluated for potential impairment on at least an annual basis. Acquisition intangibles and goodwill are typically qualitatively evaluated to determine if it is more likely than not that the carrying balance is impaired. If it is determined that the carrying balance of acquisition intangibles or goodwill is more likely than not to be impaired, we perform a cash flow valuation to determine the extent of the potential impairment. If the testing resulted in impairment, we would classify goodwill and other acquisition intangibles subjected to nonrecurring fair value adjustments as Level 3. During 2017 and 2016, there were no impairments recorded on goodwill and other acquisition intangibles.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2017
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$18,060	$18,060	$18,060	$—	$—
Mortgage loans AFS	1,768	1,777	—	1,777	—
Gross loans	1,012,920	992,374	—	—	992,374
Less allowance for loan and lease losses	7,500	7,500	—	—	7,500
Net loans	1,005,420	984,874	—	—	984,874
Accrued interest receivable	7,046	7,046	7,046	—	—
Equity securities without readily determinable fair values (1)	21,616	N/A	—	—	—
OMSR	2,507	2,635	—	2,635	—
LIABILITIES
Deposits without stated maturities	789,710	789,710	789,710	—	—
Deposits with stated maturities	441,351	437,644	—	437,644	—
Borrowed funds	327,375	326,144	—	326,144	—
Accrued interest payable	582	582	582	—	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$22,894	$22,894	$22,894	$—	$—
Mortgage loans AFS	1,816	1,836	—	1,836	—
Gross loans	1,010,615	991,009	—	—	991,009
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	1,003,215	983,609	—	—	983,609
Accrued interest receivable	6,580	6,580	6,580	—	—
Equity securities without readily determinable fair values (1)	21,694	N/A	—	—	—
OMSR	2,306	2,306	—	2,306	—
LIABILITIES
Deposits without stated maturities	761,626	761,626	761,626	—	—
Deposits with stated maturities	433,414	430,088	—	430,088	—
Borrowed funds	337,694	336,975	—	336,975	—
Accrued interest payable	574	574	574	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2017				December 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$10,264	$—	$10,264	$—	$10,259	$—	$10,259	$—
States and political subdivisions	222,777	—	222,777	—	212,919	—	212,919	—
Auction rate money market preferred	2,977	—	2,977	—	2,794	—	2,794	—
Preferred stocks	3,597	3,597	—	—	3,425	3,425	—	—
Mortgage-backed securities	229,774	—	229,774	—	227,256	—	227,256	—
Collateralized mortgage obligations	120,725	—	120,725	—	101,443	—	101,443	—
Total AFS securities	590,114	3,597	586,517	—	558,096	3,425	554,671	—
Derivative instruments	265	—	265	—	248	—	248	—
Nonrecurring items
Impaired loans (net of the ALLL)	9,693	—	—	9,693	9,166	—	—	9,166
Foreclosed assets	158	—	—	158	231	—	—	231
Total	$600,230	$3,597	$586,782	$9,851	$567,741	$3,425	$554,919	$9,397
Percent of assets and liabilities measured at fair value		0.60%	97.76%	1.64%		0.60%	97.74%	1.66%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of March 31, 2017. Foreclosed assets, which are recorded at fair value with changes in fair value recognized through earnings on a nonrecurring basis, were written down due to $158 as of March 31, 2017 which resulted in an impairment recorded through earnings in the amount of $28 for the three month period ended March 31, 2017. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of March 31, 2017.

Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2017				2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$30	$164	$(2,972)	$(2,778)	$3,536	$—	$(3,315)	$221
OCI before reclassifications	1,677	17	—	1,694	7,274	—	—	7,274
Tax effect	(450)	(6)	—	(456)	(2,477)	—	—	(2,477)
OCI, net of tax	1,227	11	—	1,238	4,797	—	—	4,797
Balance, March 31	$1,257	$175	$(2,972)	$(1,540)	$8,333	$—	$(3,315)	$5,018
Included in OCI for the three month periods ended March 31, 2017 and 2016 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2017			2016
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$355	$1,322	$1,677	$(12)	$7,286	$7,274
Tax effect	—	(450)	(450)	—	(2,477)	(2,477)
Unrealized gains (losses), net of tax	$355	$872	$1,227	$(12)	$4,809	$4,797

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2017	December 31 2016
ASSETS
Cash on deposit at the Bank	$451	$1,297
AFS securities	—	251
Investments in subsidiaries	141,837	138,549
Premises and equipment	1,955	1,991
Other assets	52,695	52,846
TOTAL ASSETS	$196,938	$194,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,962	$7,035
Shareholders' equity	190,976	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$196,938	$194,934
Interim Condensed Statements of Income

	Three Months Ended March 31
	2017	2016
Income
Dividends from subsidiaries	$1,700	$1,600
Interest income	2	4
Management fee and other	1,550	1,524
Total income	3,252	3,128
Expenses
Compensation and benefits	1,372	1,200
Occupancy and equipment	444	430
Audit and related fees	124	96
Other	541	546
Total expenses	2,481	2,272
Income before income tax benefit and equity in undistributed earnings of subsidiaries	771	856
Federal income tax benefit	316	246
Income before equity in undistributed earnings of subsidiaries	1,087	1,102
Undistributed earnings of subsidiaries	2,049	1,915
Net income	$3,136	$3,017

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2017	2016
Operating activities
Net income	$3,136	$3,017
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,049)	(1,915)
Undistributed earnings of equity securities without readily determinable fair values	78	61
Share-based payment awards under equity compensation plan	178	158
Depreciation	39	41
Changes in operating assets and liabilities which provided (used) cash
Other assets	74	173
Accrued interest and other liabilities	(1,073)	(229)
Net cash provided by (used in) operating activities	383	1,306
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	249	—
Purchases of premises and equipment	(3)	(45)
Net cash provided by (used in) investing activities	246	(45)
Financing activities
Cash dividends paid on common stock	(1,953)	(1,872)
Proceeds from the issuance of common stock	1,770	1,072
Common stock repurchased	(1,169)	(799)
Common stock purchased for deferred compensation obligations	(123)	(97)
Net cash provided by (used in) financing activities	(1,475)	(1,696)
Increase (decrease) in cash and cash equivalents	(846)	(435)
Cash and cash equivalents at beginning of period	1,297	4,125
Cash and cash equivalents at end of period	$451	$3,690
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2017 and 2016 and each of the three month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three month periods ended March 31, 2017 and 2016. This analysis should be read in conjunction with our 2016 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2017 and 2016, we reported net income of $3,136 and $3,017 and earnings per common share of $0.40 and $0.39, respectively. The increase in earnings was primarily driven by interest income which increased $780 for the first three months of 2017 in comparison to the same period in 2016. Increased interest income is the result of strong loan growth during 2016.
During the three month period ended March 31, 2017, total assets grew by 1.66% to $1,760,860, and assets under management increased to $2,475,826 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $714,966. Total loans increased by $2,305 from December 31, 2016 which was largely driven by growth in the commercial and residential mortgage portfolios. Total AFS securities increased by $32,018 during the first quarter of 2017 which was funded by strong deposit growth of $36,021 during the quarter.
Our net yield on interest earning assets remains historically low at 2.99% for the three months ended March 31, 2017. The growth in net interest income will increase only through continued growth in a strategic mix of loans, investments, and other income earning assets. We do not anticipate that the Federal Reserve Bank will increase short term interest rates significantly in the remainder of 2017; therefore, we do not anticipate significant improvements in our net yield on interest earning assets in the short term. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
Reclassifications: Certain amounts reported in the 2016 consolidated financial statements have been reclassified to conform with the 2017 presentation.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
INCOME STATEMENT DATA
Interest income	$13,861	$13,760	$13,607	$13,218	$13,081
Interest expense	2,831	2,826	2,747	2,678	2,614
Net interest income	11,030	10,934	10,860	10,540	10,467
Provision for loan losses	27	(320)	17	12	156
Noninterest income	2,616	3,187	2,946	2,752	2,223
Noninterest expenses	9,951	10,166	9,433	9,218	9,080
Federal income tax expense	532	493	763	655	437
Net Income	$3,136	$3,782	$3,593	$3,407	$3,017
PER SHARE
Basic earnings	$0.40	$0.48	$0.46	$0.44	$0.39
Diluted earnings	$0.39	$0.47	$0.45	$0.43	$0.38
Dividends	$0.25	$0.25	$0.25	$0.24	$0.24
Tangible book value*	$18.34	$18.16	$17.93	$17.72	$17.47
Quoted market value
High	$29.00	$28.35	$28.08	$28.25	$29.90
Low	$27.60	$27.60	$27.60	$27.63	$27.25
Close*	$27.60	$27.85	$27.70	$27.90	$28.25
Common shares outstanding*	7,843,120	7,821,069	7,833,481	7,836,442	7,809,079
PERFORMANCE RATIOS
Return on average total assets	0.72%	0.88%	0.85%	0.81%	0.72%
Return on average shareholders' equity	6.56%	7.77%	7.27%	7.05%	6.37%
Return on average tangible shareholders' equity	8.77%	10.70%	10.28%	9.89%	8.88%
Net interest margin yield (FTE)	2.99%	3.01%	3.05%	2.97%	2.98%
BALANCE SHEET DATA*
Gross loans	$1,012,920	$1,010,615	$989,366	$919,594	$870,291
AFS securities	$590,114	$558,096	$564,229	$602,463	$649,859
Total assets	$1,760,860	$1,732,151	$1,706,498	$1,680,359	$1,681,818
Deposits	$1,231,061	$1,195,040	$1,175,833	$1,156,870	$1,173,507
Borrowed funds	$327,375	$337,694	$325,409	$318,596	$307,896
Shareholders' equity	$190,976	$187,899	$195,184	$195,133	$190,247
Gross loans to deposits	82.28%	84.57%	84.14%	79.49%	74.16%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$270,217	$272,882	$275,037	$275,958	$282,618
Assets managed by our Investment and Trust Services Department	$444,749	$427,693	$424,573	$415,762	$408,224
Total assets under management	$2,475,826	$2,432,726	$2,406,108	$2,372,079	$2,372,660
ASSET QUALITY*
Nonperforming loans to gross loans	0.24%	0.17%	0.16%	0.13%	0.12%
Nonperforming assets to total assets	0.15%	0.11%	0.11%	0.09%	0.08%
ALLL to gross loans	0.74%	0.73%	0.79%	0.83%	0.86%
CAPITAL RATIOS*
Shareholders' equity to assets	10.85%	10.85%	11.44%	11.61%	11.31%
Tier 1 leverage	8.54%	8.56%	8.59%	8.50%	8.44%
Common equity tier 1 capital	12.49%	12.39%	12.41%	13.08%	13.24%
Tier 1 risk-based capital	12.49%	12.39%	12.41%	13.08%	13.24%
Total risk-based capital	13.14%	13.04%	13.10%	13.80%	13.97%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2017	March 31 2016	March 31 2015	March 31 2014	March 31 2013
INCOME STATEMENT DATA
Interest income	$13,861	$13,081	$12,753	$12,693	$12,602
Interest expense	2,831	2,614	2,488	2,500	2,821
Net interest income	11,030	10,467	10,265	10,193	9,781
Provision for loan losses	27	156	(726)	(242)	300
Noninterest income	2,616	2,223	2,128	2,249	2,447
Noninterest expenses	9,951	9,080	8,675	8,815	8,265
Federal income tax expense	532	437	771	560	576
Net Income	$3,136	$3,017	$3,673	$3,309	$3,087
PER SHARE
Basic earnings	$0.40	$0.39	$0.47	$0.43	$0.40
Diluted earnings	$0.39	$0.38	$0.46	$0.42	$0.39
Dividends	$0.25	$0.24	$0.23	$0.22	$0.21
Tangible book value*	$18.34	$17.47	$16.84	$15.82	$14.95
Quoted market value
High	$29.00	$29.90	$23.50	$23.94	$25.10
Low	$27.60	$27.25	$22.00	$22.25	$21.55
Close*	$27.60	$28.25	$22.90	$23.00	$25.00
Common shares outstanding*	7,843,120	7,809,079	7,781,820	7,727,547	7,688,928
PERFORMANCE RATIOS
Return on average total assets	0.72%	0.72%	0.95%	0.88%	0.86%
Return on average shareholders' equity	6.56%	6.37%	8.27%	8.04%	7.51%
Return on average tangible shareholders' equity	8.77%	8.88%	11.30%	10.92%	10.86%
Net interest margin yield (FTE)	2.99%	2.98%	3.18%	3.21%	3.25%
BALANCE SHEET DATA*
Gross loans	$1,012,920	$870,291	$818,493	$811,242	$769,574
AFS securities	$590,114	$649,859	$605,208	$555,144	$520,931
Total assets	$1,760,860	$1,681,818	$1,571,575	$1,513,371	$1,434,705
Deposits	$1,231,061	$1,173,507	$1,098,655	$1,065,935	$1,029,760
Borrowed funds	$327,375	$307,896	$283,321	$272,536	$232,410
Shareholders' equity	$190,976	$190,247	$179,653	$165,971	$165,308
Gross loans to deposits	82.28%	74.16%	74.50%	76.11%	74.73%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$270,217	$282,618	$288,448	$292,382	$301,476
Assets managed by our Investment and Trust Services Department	$444,749	$408,224	$396,802	$358,811	$336,632
Total assets under management	$2,475,826	$2,372,660	$2,256,825	$2,164,564	$2,072,813
ASSET QUALITY*
Nonperforming loans to gross loans	0.24%	0.12%	0.44%	0.65%	0.90%
Nonperforming assets to total assets	0.15%	0.08%	0.27%	0.42%	0.56%
ALLL to gross loans	0.74%	0.86%	1.17%	1.37%	1.55%
CAPITAL RATIOS*
Shareholders' equity to assets	10.85%	11.31%	11.43%	10.97%	11.52%
Tier 1 leverage	8.54%	8.44%	8.74%	8.38%	8.28%
Common equity tier 1 capital	12.49%	13.24%	13.71%	N/A	N/A
Tier 1 risk-based capital	12.49%	13.24%	13.71%	13.89%	13.62%
Total risk-based capital	13.14%	13.97%	14.71%	15.14%	14.87%
* At end of period

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Three Months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$997,443	$10,120	4.06%	$988,779	$10,217	4.13%	$857,784	$9,038	4.21%
Taxable investment securities	364,251	2,151	2.36%	354,352	2,006	2.26%	432,747	2,400	2.22%
Nontaxable investment securities	205,372	2,316	4.51%	198,543	2,260	4.55%	211,695	2,424	4.58%
Fed Funds Sold	2,397	4	0.67%	—	—	—%	—	—	—%
Other	26,929	171	2.54%	26,595	159	2.39%	26,929	158	2.35%
Total earning assets	1,596,392	14,762	3.70%	1,568,269	14,642	3.73%	1,529,155	14,020	3.67%
NONEARNING ASSETS
Allowance for loan losses	(7,480)			(7,820)			(7,439)
Cash and demand deposits due from banks	18,736			18,324			17,769
Premises and equipment	29,238			29,197			28,253
Accrued income and other assets	97,692			101,771			100,770
Total assets	$1,734,578			$1,709,741			$1,668,508
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$213,617	53	0.10%	$196,513	40	0.08%	$208,309	42	0.08%
Savings deposits	354,006	222	0.25%	333,875	197	0.24%	342,540	144	0.17%
Time deposits	436,003	1,265	1.16%	436,553	1,286	1.18%	420,913	1,213	1.15%
Borrowed funds	328,368	1,291	1.57%	330,927	1,303	1.57%	310,637	1,215	1.56%
Total interest bearing liabilities	1,331,994	2,831	0.85%	1,297,868	2,826	0.87%	1,282,399	2,614	0.82%
NONINTEREST BEARING LIABILITIES
Demand deposits	200,598			206,245			187,067
Other	10,841			11,002			9,592
Shareholders’ equity	191,145			194,626			189,450
Total liabilities and shareholders’ equity	$1,734,578			$1,709,741			$1,668,508
Net interest income (FTE)		$11,931			$11,816			$11,406
Net yield on interest earning assets (FTE)			2.99%			3.01%			2.98%
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

	Three Months Ended March 31, 2017 Compared to December 31, 2016 Increase (Decrease) Due to			Three Months Ended March 31, 2017 Compared to March 31, 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$89	$(186)	$(97)	$1,427	$(345)	$1,082
Taxable investment securities	57	88	145	(397)	148	(249)
Nontaxable investment securities	77	(21)	56	(72)	(36)	(108)
Fed Funds Sold	4	—	4	4	—	4
Other	2	10	12	—	13	13
Total changes in interest income	229	(109)	120	962	(220)	742
Changes in interest expense
Interest bearing demand deposits	4	9	13	1	10	11
Savings deposits	12	13	25	5	73	78
Time deposits	(2)	(19)	(21)	44	8	52
Borrowed funds	(10)	(2)	(12)	70	6	76
Total changes in interest expense	4	1	5	120	97	217
Net change in interest margin (FTE)	$225	$(110)	$115	$842	$(317)	$525
Our net yield on interest earning assets remains at historically low levels. The persistent low interest rate environment coupled with a high concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin. While we do not anticipate significant improvement in our net yield on interest earning assets, we do expect marginal improvement as a result of loan growth throughout 2017.

	Average Yield / Rate for the Three Month Periods Ended:
	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Total earning assets	3.70%	3.73%	3.76%	3.66%	3.67%
Total interest bearing liabilities	0.85%	0.87%	0.86%	0.83%	0.82%
Net yield on interest earning assets (FTE)	2.99%	3.01%	3.05%	2.97%	2.98%

	Quarter to Date Net Interest Income (FTE)
	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Total interest income (FTE)	$14,762	$14,642	$14,508	$14,132	$14,020
Total interest expense	2,831	2,826	2,747	2,678	2,614
Net interest income (FTE)	$11,931	$11,816	$11,761	$11,454	$11,406

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended March 31
	2017	2016	Variance
ALLL at beginning of period	$7,400	$7,400	$—
Charge-offs
Commercial and agricultural	27	16	11
Residential real estate	43	241	(198)
Consumer	74	84	(10)
Total charge-offs	144	341	(197)
Recoveries
Commercial and agricultural	133	181	(48)
Residential real estate	36	50	(14)
Consumer	48	54	(6)
Total recoveries	217	285	(68)
Net loan charge-offs	(73)	56	(129)
Provision for loan losses	27	156	(129)
ALLL at end of period	$7,500	$7,500	$—
Net loan charge-offs to average loans outstanding	(0.01)%	0.01%	(0.02)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Total charge-offs	$144	$236	$131	$208	$341
Total recoveries	217	156	314	296	285
Net loan charge-offs	(73)	80	(183)	(88)	56
Net loan charge-offs to average loans outstanding	(0.01)%	0.01%	(0.02)%	(0.01)%	0.01%
Provision for loan losses	$27	$(320)	$17	$12	$156
Provision for loan losses to average loans outstanding	—%	(0.03)%	—%	—%	0.02%
ALLL	$7,500	$7,400	$7,800	$7,600	$7,500
ALLL as a % of loans at end of period	0.74%	0.73%	0.79%	0.83%	0.86%
Net loan recoveries and improvement in credit quality indicators have resulted in a reduction of the ALLL as a percentage of loans over the past year. During this time, credit quality indicators, specifically historical loss factors, remain strong and have led to lower levels of required reserves. While they can be more volatile, loans individually evaluated for impairment have been steadily declining. The addition of advances to mortgage brokers contributed to the overall decline in the level of ALLL to gross loans as there are no historical losses requiring reserves. While these advances contribute to other qualitative factors, the impact is not significant on the required level of the ALLL.

The following table illustrates our changes within the two main components of the ALLL as of:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
ALLL
Individually evaluated for impairment	$2,381	$2,371	$2,523	$2,602	$2,731
Collectively evaluated for impairment	5,119	5,029	5,277	4,998	4,769
Total	$7,500	$7,400	$7,800	$7,600	$7,500
ALLL to gross loans
Individually evaluated for impairment	0.24%	0.23%	0.26%	0.28%	0.31%
Collectively evaluated for impairment	0.50%	0.50%	0.53%	0.55%	0.55%
Total	0.74%	0.73%	0.79%	0.83%	0.86%
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

	Total Past Due and Nonaccrual Loans
	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Commercial and agricultural	$5,758	$4,598	$3,148	$2,247	$2,167
Residential real estate	3,168	2,716	2,436	2,755	2,847
Consumer	35	115	51	23	28
Total	$8,961	$7,429	$5,635	$5,025	$5,042
Total past due and nonaccrual loans to gross loans	0.88%	0.74%	0.57%	0.55%	0.58%
While past due and nonaccrual status loans have increased over the last year, they continue to be below historical norms and are the result of improved loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has permitted certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant level of loans classified as TDR. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual status. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed on nonaccrual status may be placed back on accrual status after six months of continued performance.
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of March 31, 2017 or December 31, 2016.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended March 31, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	3	235	—	—	3	235
Principal advances (payments)	—	(309)	—	(6)	—	(315)
Loans paid-off	(5)	(251)	—	—	(5)	(251)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	75	(1)	(75)	—	—
Transfers to nonaccrual status	(2)	(92)	2	92	—	—
March 31, 2017	150	$20,251	6	$800	156	$21,051

	Three Months Ended March 31, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	3	28	—	—	3	28
Principal advances (payments)	—	(277)	—	(8)	—	(285)
Loans paid-off	(4)	(978)	—	—	(4)	(978)
Partial charge-offs	—	—	—	(52)	—	(52)
Balances charged-off	(1)	(15)	—	—	(1)	(15)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(2)	(278)	2	278	—	—
March 31, 2016	151	$19,411	6	$577	157	$19,988

The following table summarizes our TDRs as of:

	March 31, 2017			December 31, 2016
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$17,239	$53	$17,292	$17,557	$559	$18,116	$(824)
Past due 30-59 days	2,789	301	3,090	2,898	230	3,128	(38)
Past due 60-89 days	223	405	628	138	—	138	490
Past due 90 days or more	—	41	41	—	—	—	41
Total	$20,251	$800	$21,051	$20,593	$789	$21,382	$(331)
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2017			December 31, 2016
	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance	Outstanding Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,121	$6,240	$676	$6,264	$6,383	$713
Commercial other	1,334	1,334	21	1,444	1,455	25
Agricultural real estate	4,047	4,047	—	4,037	4,037	—
Agricultural other	1,374	1,374	—	1,380	1,380	1
Residential real estate senior liens	7,978	8,357	1,590	8,058	8,437	1,539
Residential real estate junior liens	78	78	16	71	71	13
Home equity lines of credit	96	396	—	102	402	—
Consumer secured	23	23	—	26	26	—
Total TDRs	21,051	21,849	2,303	21,382	22,191	2,291
Other impaired loans
Commercial real estate	146	222	—	151	226	3
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	128	128	—	128	128	—
Residential real estate senior liens	398	603	78	406	612	76
Residential real estate junior liens	—	—	—	1	11	1
Home equity lines of credit	67	67	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	739	1,020	78	686	977	80
Total impaired loans	$21,790	$22,869	$2,381	$22,068	$23,168	$2,371
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Nonaccrual status loans	$1,138	$1,060	$690	$974	$1,016
Accruing loans past due 90 days or more	1,339	633	847	208	55
Total nonperforming loans	2,477	1,693	1,537	1,182	1,071
Foreclosed assets	158	231	284	249	276
Total nonperforming assets	$2,635	$1,924	$1,821	$1,431	$1,347
Nonperforming loans as a % of total loans	0.24%	0.17%	0.16%	0.13%	0.12%
Nonperforming assets as a % of total assets	0.15%	0.11%	0.11%	0.09%	0.08%
Typically after a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance. While nonperforming loans have increased in recent periods, current levels of nonperforming loans continue to reflect historically low levels.
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	March 31 2017	December 31 2016
Commercial and agricultural	$405	$405
Residential real estate	395	384
Total	$800	$789
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of March 31, 2017.
We believe that the level of the ALLL is appropriate as of March 31, 2017. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2017	2016	$	%
Service charges and fees
ATM and debit card fees	$603	$597	$6	1.01%
NSF and overdraft fees	441	418	23	5.50%
Freddie Mac servicing fee	169	183	(14)	(7.65)%
Service charges on deposit accounts	85	85	—	—%
Net OMSR income (loss)	201	(102)	303	N/M
All other	31	32	(1)	(3.13)%
Total service charges and fees	1,530	1,213	317	26.13%
Net gain on sale of mortgage loans	155	82	73	89.02%
Earnings on corporate owned life insurance policies	180	188	(8)	(4.26)%
Other
Trust and brokerage advisory fees	571	526	45	8.56%
Other	180	214	(34)	(15.89)%
Total other	751	740	11	1.49%
Total noninterest income	$2,616	$2,223	$393	17.68%
Significant changes in noninterest income are detailed below:

•
Offering rates on residential mortgage loans and prepayment speeds have been the most significant drivers behind fluctuations in net OMSR income (loss). We anticipate increases in mortgage rates and decreased prepayment speeds; therefore, we anticipate net OMSR income to remain positive during the remainder of 2017.

•
We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. As a result, we expect net gains on the sale of mortgage loans to increase during 2017.

•
We continue to invest considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in trust fees and brokerage and advisory fees. We anticipate that these fees will continue to increase during the remainder of 2017.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2017	2016	$	%
Compensation and benefits
Employee salaries	$4,161	$3,396	$765	22.53%
Employee benefits	1,515	1,392	123	8.84%
Total compensation and benefits	5,676	4,788	888	18.55%
Furniture and equipment
Service contracts	788	720	68	9.44%
Depreciation	512	533	(21)	(3.94)%
ATM and debit card fees	216	189	27	14.29%
All other	44	38	6	15.79%
Total furniture and equipment	1,560	1,480	80	5.41%
Occupancy
Depreciation	210	194	16	8.25%
Outside services	199	193	6	3.11%
Property taxes	146	145	1	0.69%
Utilities	143	141	2	1.42%
All other	139	137	2	1.46%
Total occupancy	837	810	27	3.33%
Other
Director fees	209	209	—	—%
Consulting fees	205	173	32	18.50%
Audit and related fees	198	159	39	24.53%
FDIC insurance premiums	153	205	(52)	(25.37)%
Donations and community relations	130	111	19	17.12%
Loan underwriting fees	117	108	9	8.33%
Postage and freight	109	106	3	2.83%
Printing and supplies	107	78	29	37.18%
Education and travel	96	111	(15)	(13.51)%
Marketing costs	89	155	(66)	(42.58)%
All other	465	587	(122)	(20.78)%
Total other	1,878	2,002	(124)	(6.19)%
Total noninterest expenses	$9,951	$9,080	$871	9.59%
Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased in 2017 as a result of new positions required for future growth within our new markets, normal merit increases and increased incentive compensation. As such, we anticipate employee salaries expense to continue to trend higher than expense levels during 2016.

•	FDIC insurance premiums have declined in 2017 as a result of changes to the premium calculation; therefore, 2017 expenses are expected to be lower than 2016.

•
Marketing costs fluctuate from period-to-period based on the timing of campaigns. For the remainder of 2017, expenses are expected to slightly exceed 2016 levels as a result of marketing initiatives planned for 2017.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2017	December 31 2016	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$18,060	$22,894	$(4,834)	(21.11)%
AFS securities
Amortized cost of AFS securities	587,989	557,648	30,341	5.44%
Unrealized gains (losses) on AFS securities	2,125	448	1,677	N/M
AFS securities	590,114	558,096	32,018	5.74%
Mortgage loans AFS	1,768	1,816	(48)	(2.64)%
Loans
Gross loans	1,012,920	1,010,615	2,305	0.23%
Less allowance for loan and lease losses	7,500	7,400	100	1.35%
Net loans	1,005,420	1,003,215	2,205	0.22%
Premises and equipment	28,982	29,314	(332)	(1.13)%
Corporate owned life insurance policies	26,480	26,300	180	0.68%
Accrued interest receivable	7,046	6,580	466	7.08%
Equity securities without readily determinable fair values	21,616	21,694	(78)	(0.36)%
Goodwill and other intangible assets	48,635	48,666	(31)	(0.06)%
Other assets	12,739	13,576	(837)	(6.17)%
TOTAL ASSETS	$1,760,860	$1,732,151	$28,709	1.66%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,231,061	$1,195,040	$36,021	3.01%
Borrowed funds	327,375	337,694	(10,319)	(3.06)%
Accrued interest payable and other liabilities	11,448	11,518	(70)	(0.61)%
Total liabilities	1,569,884	1,544,252	25,632	1.66%
Shareholders’ equity	190,976	187,899	3,077	1.64%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,760,860	$1,732,151	$28,709	1.66%
As shown above, total assets have increased $28,709 since December 31, 2016 which was primarily driven by AFS securities growth of $32,018. This growth was funded by an increase in deposits which increased by $36,021 during the first quarter of 2017. While generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2017.
The following table outlines the changes in loans:

	March 31 2017	December 31 2016	$ Change	% Change (unannualized)
Commercial	$576,822	$575,664	$1,158	0.20%
Agricultural	126,049	126,492	(443)	(0.35)%
Residential real estate	267,141	266,050	1,091	0.41%
Consumer	42,908	42,409	499	1.18%
Total	$1,012,920	$1,010,615	$2,305	0.23%

The following table displays loan balances as of:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Commercial	$576,822	$575,664	$554,847	$500,374	$470,305
Agricultural	126,049	126,492	133,637	126,517	115,686
Residential real estate	267,141	266,050	260,122	255,116	249,318
Consumer	42,908	42,409	40,760	37,587	34,982
Total	$1,012,920	$1,010,615	$989,366	$919,594	$870,291
While competition for commercial and agricultural loans continues to be strong, we experienced growth in these segments of the portfolio during 2016 and anticipate continued growth in 2017. Residential real estate and consumer loans have experienced growth over the last year and are both expected to increase during 2017.
The following table outlines the changes in deposits:

	March 31 2017	December 31 2016	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$207,448	$205,071	$2,377	1.16%
Interest bearing demand deposits	216,975	209,325	7,650	3.65%
Savings deposits	365,287	347,230	18,057	5.20%
Certificates of deposit	320,345	321,914	(1,569)	(0.49)%
Brokered certificates of deposit	98,442	88,632	9,810	11.07%
Internet certificates of deposit	22,564	22,868	(304)	(1.33)%
Total	$1,231,061	$1,195,040	$36,021	3.01%
The following table displays deposit balances as of:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Noninterest bearing demand deposits	$207,448	$205,071	$201,804	$192,194	$183,820
Interest bearing demand deposits	216,975	209,325	205,817	197,590	215,327
Savings deposits	365,287	347,230	331,414	331,144	352,115
Certificates of deposit	320,345	321,914	324,910	328,771	323,350
Brokered certificates of deposit	98,442	88,632	87,583	83,677	76,014
Internet certificates of deposit	22,564	22,868	24,305	23,494	22,881
Total	$1,231,061	$1,195,040	$1,175,833	$1,156,870	$1,173,507
Deposit demand continues to be driven by non-contractual deposits, such as demand and savings deposits, while certificates of deposit and Internet certificates of deposit have gradually declined. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments.
Our strong loan growth in 2016, coupled with softer deposit growth, led to sales of AFS securities and a decline in purchases during the year. During the first quarter of 2017, deposit growth outpaced loan demand and we increased our AFS security purchases in response. We remain active in investments with our local schools and municipalities. Future growth is anticipated in state and political subdivisions AFS securities and purchases of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Government sponsored enterprises	$10,264	$10,259	$344	$10,371	$24,428
States and political subdivisions	222,777	212,919	219,689	226,047	231,472
Auction rate money market preferred	2,977	2,794	3,145	3,119	2,807
Preferred stocks	3,597	3,425	3,588	3,406	3,346
Mortgage-backed securities	229,774	227,256	226,649	240,195	258,284
Collateralized mortgage obligations	120,725	101,443	110,814	119,325	129,522
Total	$590,114	$558,096	$564,229	$602,463	$649,859
Borrowed funds include FHLB advances and securities sold under agreements to repurchase. The balance of borrowed funds fluctuates from period-to-period based on our funding needs including changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets. The following table displays borrowed funds balances as of:

	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
FHLB advances	$270,000	$270,000	$250,000	$265,000	$245,000
Securities sold under agreements to repurchase without stated maturity dates	57,375	60,894	54,809	53,596	58,096
Federal funds purchased	—	6,800	20,600	—	4,800
Total	$327,375	$337,694	$325,409	$318,596	$307,896
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 63,866 shares or $1,770 of common stock during the first three months of 2017, as compared to 37,465 shares or $1,072 of common stock during the same period in 2016. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $178 and $158 during the three month periods ended March 31, 2017 and 2016, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 41,815 shares or $1,169 of common stock during the first three months of 2017 and 28,253 shares or $799 during the first three months of 2016. As of March 31, 2017, we were authorized to repurchase up to an additional 158,142 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.625%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.54% as of March 31, 2017.
Effective January 1, 2015, the minimum standard for primary, or Tier 1, capital increased from 4.00% to 6.625%. The minimum standard for total capital is 8.625%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016 the capital conservation buffer went into effect which further increased the required levels. The following table sets forth the percentages required under the Risk Based

Capital guidelines and our ratios as of:

	March 31 2017	December 31 2016	Minimum Required
Common equity tier 1 capital	12.490%	12.390%	5.125%

Tier 1 capital	12.490%	12.390%	6.625%
Tier 2 capital	0.650%	0.650%	2.000%
Total Capital	13.140%	13.040%	8.625%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At March 31, 2017, the Bank exceeded these minimum capital requirements.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31 2017	December 31 2016
Unfunded commitments under lines of credit	$177,534	$168,840
Commitments to grant loans	31,240	29,339
Commercial and standby letters of credit	1,326	1,223
Total	$210,100	$199,402
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and do not necessarily represent future cash requirements. Advances to mortgage brokers are also included in unfunded commitments under lines of credit. The unfunded commitment amount is the difference between our outstanding balances and the maximum outstanding aggregate amount.
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

Fair Value
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. AFS securities, cash flow hedge derivative instruments and certain liabilities are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans AFS, impaired loans, goodwill, foreclosed assets, OMSR, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.
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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $608,174 or 34.54% of assets as of March 31, 2017 as compared to $580,990 or 33.54% as of December 31, 2016. The increase in primary liquidity is a direct result of our AFS securities purchases during 2017. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2017, we had available lines of credit of $99,763.
The following table summarizes our sources and uses of cash for the three month period ended March 31:

	2017	2016	$ Variance
Net cash provided by (used in) operating activities	$4,387	$4,675	$(288)
Net cash provided by (used in) investing activities	(33,448)	(3,529)	(29,919)
Net cash provided by (used in) financing activities	24,227	5,412	18,815
Increase (decrease) in cash and cash equivalents	(4,834)	6,558	(11,392)
Cash and cash equivalents January 1	22,894	21,569	1,325
Cash and cash equivalents March 31	$18,060	$28,127	$(10,067)
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2017, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of March 31, 2017, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	March 31, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.49)%	1.95%	3.69%	4.72%	6.07%	(2.56)%	2.41%	4.28%	5.11%	5.79%

	December 31, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.49)%	2.19%	4.31%	5.68%	6.67%	(5.32)%	2.64%	5.01%	6.33%	6.75%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2017 and December 31, 2016. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	March 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$435	$—	$100	$—	$—	$—	$535	$531
Average interest rates	0.37%	—%	0.35%	—%	—%	—%	0.37%
AFS securities	$107,041	$71,100	$68,865	$69,232	$73,322	$200,554	$590,114	$590,114
Average interest rates	2.41%	2.44%	2.53%	2.65%	2.53%	2.56%	2.52%
Fixed interest rate loans (1)	$154,971	$111,597	$110,050	$108,876	$114,863	$201,731	$802,088	$781,542
Average interest rates	4.11%	4.30%	4.30%	4.22%	4.19%	4.05%	4.17%
Variable interest rate loans (1)	$72,540	$27,495	$32,871	$14,902	$24,210	$38,814	$210,832	$210,832
Average interest rates	4.74%	4.47%	4.31%	3.94%	3.98%	3.90%	4.34%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,375	$60,000	$30,000	$10,000	$60,000	$20,000	$317,375	$316,144
Average interest rates	1.07%	2.01%	1.64%	1.98%	1.93%	2.54%	1.58%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	1.34%	—%	1.34%
Savings and NOW accounts	$87,764	$44,443	$39,875	$35,809	$32,192	$342,179	$582,262	$582,262
Average interest rates	0.58%	0.13%	0.13%	0.13%	0.13%	0.13%	0.20%
Fixed interest rate certificates of deposit	$190,245	$93,641	$41,431	$33,691	$54,532	$23,971	$437,511	$433,804
Average interest rates	0.83%	1.21%	1.40%	1.61%	1.73%	1.89%	1.19%
Variable interest rate certificates of deposit	$2,131	$1,709	$—	$—	$—	$—	$3,840	$3,840
Average interest rates	0.95%	1.11%	—%	—%	—%	—%	1.02%

	December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,727	$—	$—	$—	$—	$—	$2,727	$2,727
Average interest rates	0.34%	—%	—%	—%	—%	—%	0.34%
AFS securities	$114,247	$71,220	$64,931	$63,150	$66,976	$177,572	$558,096	$558,096
Average interest rates	2.35%	2.38%	2.45%	2.64%	2.57%	2.50%	2.47%
Fixed interest rate loans (1)	$159,964	$115,741	$103,514	$107,185	$112,811	$199,160	$798,375	$778,769
Average interest rates	4.15%	4.25%	4.34%	4.16%	4.15%	4.10%	4.18%
Variable interest rate loans (1)	$69,024	$29,179	$38,248	$16,179	$23,632	$35,978	$212,240	$212,240
Average interest rates	4.83%	4.32%	4.16%	3.62%	3.74%	3.86%	4.26%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,694	$50,000	$60,000	$10,000	$50,000	$20,000	$327,694	$326,975
Average interest rates	0.83%	2.16%	1.99%	1.98%	1.91%	2.54%	1.55%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	1.21%	—%	1.21%
Savings and NOW accounts	$84,972	$42,596	$38,220	$34,326	$30,858	$325,583	$556,555	$556,555
Average interest rates	0.57%	0.12%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$195,389	$80,139	$45,110	$33,929	$50,978	$24,881	$430,426	$427,100
Average interest rates	0.86%	1.18%	1.35%	1.58%	1.68%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,078	$1,910	$—	$—	$—	$—	$2,988	$2,988
Average interest rates	0.62%	0.99%	—%	—%	—%	—%	0.85%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following table provides information for the three month period ended March 31, 2017, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				199,957
January 1 -31	11,351	$27.93	11,351	188,606
February 1 - 28	16,633	28.02	16,633	171,973
March 1 - 31	13,831	27.91	13,831	158,142
Balance, March 31	41,815	$27.96	41,815	158,142
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

Isabella Bank Corporation

Date:	May 5, 2017	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2017	/s/ Rhonda S. Tudor
Rhonda S. Tudor
Interim Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)