Form 10-Q
period 2017-06-30
ISABELLA BANK Corp
filed 2017-08-04
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,884,003 as of August 2, 2017.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	June 30 2017	December 31 2016
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$21,485	$20,167
Interest bearing balances due from banks	349	2,727
Total cash and cash equivalents	21,834	22,894
AFS securities (amortized cost of $563,309 in 2017 and $557,648 in 2016)	567,862	558,096
Mortgage loans AFS	1,482	1,816
Loans
Commercial	600,584	575,664
Agricultural	130,954	126,492
Residential real estate	270,207	266,050
Consumer	46,752	42,409
Gross loans	1,048,497	1,010,615
Less allowance for loan and lease losses	7,600	7,400
Net loans	1,040,897	1,003,215
Premises and equipment	28,679	29,314
Corporate owned life insurance policies	26,663	26,300
Accrued interest receivable	5,686	6,580
Equity securities without readily determinable fair values	23,401	21,694
Goodwill and other intangible assets	48,604	48,666
Other assets	12,190	13,576
TOTAL ASSETS	$1,777,298	$1,732,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$210,122	$205,071
NOW accounts	212,365	209,325
Certificates of deposit under $250 and other savings	725,748	717,078
Certificates of deposit over $250	61,917	63,566
Total deposits	1,210,152	1,195,040
Borrowed funds	360,940	337,694
Accrued interest payable and other liabilities	11,136	11,518
Total liabilities	1,582,228	1,544,252
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,862,553 shares (including 23,925 shares held in the Rabbi Trust) in 2017 and 7,821,069 shares (including 26,042 shares held in the Rabbi Trust) in 2016	140,646	139,525
Shares to be issued for deferred compensation obligations	5,164	5,038
Retained earnings	49,174	46,114
Accumulated other comprehensive income (loss)	86	(2,778)
Total shareholders’ equity	195,070	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,777,298	$1,732,151

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Interest income
Loans, including fees	$10,685	$9,317	$20,805	$18,355
AFS securities
Taxable	2,226	2,303	4,377	4,703
Nontaxable	1,413	1,441	2,828	2,926
Federal funds sold and other	174	157	349	315
Total interest income	14,498	13,218	28,359	26,299
Interest expense
Deposits	1,615	1,418	3,155	2,817
Borrowings	1,413	1,260	2,704	2,475
Total interest expense	3,028	2,678	5,859	5,292
Net interest income	11,470	10,540	22,500	21,007
Provision for loan losses	9	12	36	168
Net interest income after provision for loan losses	11,461	10,528	22,464	20,839
Noninterest income
Service charges and fees	1,405	1,163	2,935	2,376
Net gain on sale of mortgage loans	199	127	354	209
Earnings on corporate owned life insurance policies	183	195	363	383
Net gains on sale of AFS securities	142	245	142	245
Other	859	1,022	1,610	1,762
Total noninterest income	2,788	2,752	5,404	4,975
Noninterest expenses
Compensation and benefits	4,833	4,684	10,509	9,472
Furniture and equipment	1,352	1,340	2,696	2,635
Occupancy	815	788	1,652	1,598
Other	2,507	2,406	4,601	4,593
Total noninterest expenses	9,507	9,218	19,458	18,298
Income before federal income tax expense	4,742	4,062	8,410	7,516
Federal income tax expense	898	655	1,430	1,092
NET INCOME	$3,844	$3,407	$6,980	$6,424
Earnings per common share
Basic	$0.49	$0.44	$0.89	$0.82
Diluted	$0.48	$0.43	$0.87	$0.80
Cash dividends per common share	$0.25	$0.24	$0.50	$0.48

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$3,844	$3,407	$6,980	$6,424
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) on AFS securities arising during the period	2,570	4,067	4,247	11,341
Reclassification adjustment for net realized (gains) losses included in net income	(142)	(245)	(142)	(245)
Tax effect (1)	(762)	(1,173)	(1,212)	(3,650)
Unrealized gains (losses) on AFS securities, net of tax	1,666	2,649	2,893	7,446
Unrealized gains (losses) on derivative instruments arising during the period	(61)	(152)	(44)	(152)
Tax effect (1)	21	52	15	52
Unrealized gains (losses) on derivative instruments, net of tax	(40)	(100)	(29)	(100)
Other comprehensive income, net of tax	1,626	2,549	2,864	7,346
Comprehensive income	$5,470	$5,956	$9,844	$13,770

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	6,424	7,346	13,770
Issuance of common stock	88,486	2,489	—	—	—	2,489
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	273	—	—	273
Common stock purchased for deferred compensation obligations	—	(164)	—	—	—	(164)
Common stock repurchased pursuant to publicly announced repurchase plan	(51,911)	(1,462)	—	—	—	(1,462)
Cash dividends paid ($0.48 per common share)	—	—	—	(3,744)	—	(3,744)
Balance, June 30, 2016	7,836,442	$140,188	$4,738	$42,640	$7,567	$195,133
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	6,980	2,864	9,844
Issuance of common stock	135,516	3,764	—	—	—	3,764
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	302	—	—	302
Common stock purchased for deferred compensation obligations	—	(197)	—	—	—	(197)
Common stock repurchased pursuant to publicly announced repurchase plan	(94,032)	(2,622)	—	—	—	(2,622)
Cash dividends paid ($0.50 per common share)	—	—	—	(3,920)	—	(3,920)
Balance, June 30, 2017	7,862,553	$140,646	$5,164	$49,174	$86	$195,070

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30
	2017	2016
OPERATING ACTIVITIES
Net income	$6,980	$6,424
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	36	168
Impairment of foreclosed assets	28	—
Depreciation	1,440	1,438
Amortization of OMSR	170	165
Amortization of acquisition intangibles	62	87
Net amortization of AFS securities	1,062	1,427
Net (gains) losses on sale of AFS securities	(142)	(245)
Net gain on sale of mortgage loans	(354)	(209)
Increase in cash value of corporate owned life insurance policies	(363)	(383)
Share-based payment awards under equity compensation plan	302	273
Origination of loans held-for-sale	(19,081)	(10,810)
Proceeds from loan sales	19,769	10,925
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	894	478
Other assets	(1,734)	(667)
Accrued interest payable and other liabilities	(382)	(238)
Net cash provided by (used in) operating activities	8,687	8,833
INVESTING ACTIVITIES
Activity in AFS securities
Sales	12,827	35,664
Maturities, calls, and principal payments	45,021	58,145
Purchases	(64,429)	(26,222)
Net loan principal (originations) collections	(37,842)	(69,186)
Proceeds from sales of foreclosed assets	98	288
Purchases of premises and equipment	(805)	(1,351)
Proceeds from redemption of corporate owned life insurance policies	—	1,004
Net cash provided by (used in) investing activities	(45,130)	(1,658)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Six Months Ended June 30
	2017	2016
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$15,112	$(7,693)
Net increase (decrease) in borrowed funds	23,246	8,864
Cash dividends paid on common stock	(3,920)	(3,744)
Proceeds from issuance of common stock	3,764	2,489
Common stock repurchased	(2,622)	(1,462)
Common stock purchased for deferred compensation obligations	(197)	(164)
Net cash provided by (used in) financing activities	35,383	(1,710)
Increase (decrease) in cash and cash equivalents	(1,060)	5,465
Cash and cash equivalents at beginning of period	22,894	21,569
Cash and cash equivalents at end of period	$21,834	$27,034
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$5,872	$5,286
Income taxes paid	$1,630	$600
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$124	$116

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassifications: Certain amounts reported in the interim 2016 consolidated financial statements have been reclassified to conform with the 2017 presentation.
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

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Average number of common shares outstanding for basic calculation	7,841,822	7,819,080	7,834,523	7,807,187
Average potential effect of common shares in the Directors Plan (1)	190,528	183,842	191,028	184,152
Average number of common shares outstanding used to calculate diluted earnings per common share	8,032,350	8,002,922	8,025,551	7,991,339
Net income	$3,844	$3,407	$6,980	$6,424
Earnings per common share
Basic	$0.49	$0.44	$0.89	$0.82
Diluted	$0.48	$0.43	$0.87	$0.80

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Pending Accounting Standards Updates
ASU No. 2017-09: “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”
In May 2017, ASU No. 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this updated. An entity should account for the effects of a modification unless all of the following are met:
1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.

2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a significant impact on our operating results or financial statement disclosures.
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$280	$1	$—	$281
States and political subdivisions	215,999	6,121	27	222,093
Auction rate money market preferred	3,200	—	105	3,095
Preferred stocks	3,800	—	135	3,665
Mortgage-backed securities	223,225	701	1,969	221,957
Collateralized mortgage obligations	116,805	705	739	116,771
Total	$563,309	$7,528	$2,975	$567,862

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,258	$3	$2	$10,259
States and political subdivisions	208,977	4,262	320	212,919
Auction rate money market preferred	3,200	—	406	2,794
Preferred stocks	3,800	—	375	3,425
Mortgage-backed securities	229,593	581	2,918	227,256
Collateralized mortgage obligations	101,820	600	977	101,443
Total	$557,648	$5,446	$4,998	$558,096
The amortized cost and fair value of AFS securities by contractual maturity at June 30, 2017 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$32	$248	$—	$—	$—	$280
States and political subdivisions	32,000	74,710	76,716	32,573	—	215,999
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	223,225	223,225
Collateralized mortgage obligations	—	—	—	—	116,805	116,805
Total amortized cost	$32,032	$74,958	$76,716	$32,573	$347,030	$563,309
Fair value	$32,105	$77,118	$79,668	$33,483	$345,488	$567,862
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
A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Proceeds from sales of AFS securities	$12,827	$35,664	$12,827	$35,664
Gross realized gains (losses)	$142	$245	$142	$245
Applicable income tax expense (benefit)	$48	$83	$48	$83
The following information pertains to AFS securities with gross unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	June 30, 2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$—	$—	$—
States and political subdivisions	25	4,049	2	263	27
Auction rate money market preferred	—	—	105	3,095	105
Preferred stocks	—	—	135	3,665	135
Mortgage-backed securities	1,969	126,883	—	—	1,969
Collateralized mortgage obligations	444	36,057	295	10,413	739
Total	$2,438	$166,989	$537	$17,436	$2,975
Number of securities in an unrealized loss position:		41		9	50

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$2	$9,936	$—	$—	$2
States and political subdivisions	311	21,800	9	355	320
Auction rate money market preferred	—	—	406	2,794	406
Preferred stocks	—	—	375	3,425	375
Mortgage-backed securities	2,918	175,212	—	—	2,918
Collateralized mortgage obligations	628	51,466	349	11,381	977
Total	$3,859	$258,414	$1,139	$17,955	$4,998
Number of securities in an unrealized loss position:		104		9	113
As of June 30, 2017 and December 31, 2016, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we recognized an OTTI of $770 in earnings for the year ended December 31, 2016. Based on analysis of this bond, there was no additional OTTI recognized as of June 30, 2017.
Based on our analyses, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of June 30, 2017 or December 31, 2016, with the exception of the one municipal bond discussed above.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to payoff our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balances and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended June 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2017	$1,771	$527	$3,098	$671	$1,433	$7,500
Charge-offs	(25)	—	—	(44)	—	(69)
Recoveries	55	—	63	42	—	160
Provision for loan losses	177	(52)	(563)	(86)	533	9
June 30, 2017	$1,978	$475	$2,598	$583	$1,966	$7,600

	Allowance for Loan Losses
	Six Months Ended June 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(52)	—	(43)	(118)	—	(213)
Recoveries	188	—	99	90	—	377
Provision for loan losses	28	(409)	(122)	(13)	552	36
June 30, 2017	$1,978	$475	$2,598	$583	$1,966	$7,600

	Allowance for Loan Losses and Recorded Investment in Loans
	June 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$783	$—	$1,672	$—	$—	$2,455
Collectively evaluated for impairment	1,195	475	926	583	1,966	5,145
Total	$1,978	$475	$2,598	$583	$1,966	$7,600
Loans
Individually evaluated for impairment	$7,362	$11,125	$8,628	$20		$27,135
Collectively evaluated for impairment	593,222	119,829	261,579	46,732		1,021,362
Total	$600,584	$130,954	$270,207	$46,752		$1,048,497

	Allowance for Loan Losses
	Three Months Ended June 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
April 1, 2016	$2,421	$336	$3,130	$540	$1,073	$7,500
Charge-offs	(32)	—	(128)	(48)	—	(208)
Recoveries	189	—	45	62	—	296
Provision for loan losses	(459)	198	83	(13)	203	12
June 30, 2016	$2,119	$534	$3,130	$541	$1,276	$7,600

	Allowance for Loan Losses
	Six Months Ended June 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(48)	—	(369)	(132)	—	(549)
Recoveries	278	92	95	116	—	581
Provision for loan losses	(282)	113	74	35	228	168
June 30, 2016	$2,119	$534	$3,130	$541	$1,276	$7,600

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$741	$1	$1,629	$—	$—	$2,371
Collectively evaluated for impairment	1,073	883	1,035	624	1,414	5,029
Total	$1,814	$884	$2,664	$624	$1,414	$7,400
Loans
Individually evaluated for impairment	$7,859	$5,545	$8,638	$26		$22,068
Collectively evaluated for impairment	567,805	120,947	257,412	42,383		988,547
Total	$575,664	$126,492	$266,050	$42,409		$1,010,615
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	June 30, 2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$26	$232	$—	$258	$—	$—	$—	$258
2 - High quality	7,479	15,878	—	23,357	3,088	1,006	4,094	27,451
3 - High satisfactory	103,672	45,853	19,914	169,439	21,435	9,306	30,741	200,180
4 - Low satisfactory	320,610	71,958	—	392,568	48,109	20,740	68,849	461,417
5 - Special mention	4,253	1,899	—	6,152	11,015	9,054	20,069	26,221
6 - Substandard	6,343	2,450	—	8,793	4,379	1,830	6,209	15,002
7 - Vulnerable	17	—	—	17	466	526	992	1,009
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$442,400	$138,270	$19,914	$600,584	$88,492	$42,462	$130,954	$731,538

	December 31, 2016
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$28	$438	$—	$466	$—	$—	$—	$466
2 - High quality	11,821	12,091	19,688	43,600	3,566	1,426	4,992	48,592
3 - High satisfactory	103,529	41,982	—	145,511	21,657	11,388	33,045	178,556
4 - Low satisfactory	299,317	74,432	—	373,749	48,955	22,715	71,670	445,419
5 - Special mention	3,781	1,178	—	4,959	6,009	3,085	9,094	14,053
6 - Substandard	5,901	1,474	—	7,375	3,650	3,508	7,158	14,533
7 - Vulnerable	4	—	—	4	—	533	533	537
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$424,381	$131,595	$19,688	$575,664	$83,837	$42,655	$126,492	$702,156

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	June 30, 2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,301	$—	$55	$17	$1,373	$441,027	$442,400
Commercial other	981	103	—	—	1,084	137,186	138,270
Advances to mortgage brokers	—	—	—	—	—	19,914	19,914
Total commercial	2,282	103	55	17	2,457	598,127	600,584
Agricultural
Agricultural real estate	343	—	1,099	466	1,908	86,584	88,492
Agricultural other	29	—	—	526	555	41,907	42,462
Total agricultural	372	—	1,099	992	2,463	128,491	130,954
Residential real estate
Senior liens	1,033	426	49	460	1,968	221,433	223,401
Junior liens	—	—	—	24	24	7,746	7,770
Home equity lines of credit	123	173	—	70	366	38,670	39,036
Total residential real estate	1,156	599	49	554	2,358	267,849	270,207
Consumer
Secured	63	—	—	—	63	43,109	43,172
Unsecured	1	—	—	—	1	3,579	3,580
Total consumer	64	—	—	—	64	46,688	46,752
Total	$3,874	$702	$1,203	$1,563	$7,342	$1,041,155	$1,048,497

	December 31, 2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,580	$—	$35	$4	$1,619	$422,762	$424,381
Commercial other	1,693	35	—	—	1,728	129,867	131,595
Advances to mortgage brokers	—	—	—	—	—	19,688	19,688
Total commercial	3,273	35	35	4	3,347	572,317	575,664
Agricultural
Agricultural real estate	191	—	508	—	699	83,138	83,837
Agricultural other	19	—	—	533	552	42,103	42,655
Total agricultural	210	—	508	533	1,251	125,241	126,492
Residential real estate
Senior liens	1,638	174	22	498	2,332	216,681	219,013
Junior liens	15	—	—	25	40	8,317	8,357
Home equity lines of credit	270	6	68	—	344	38,336	38,680
Total residential real estate	1,923	180	90	523	2,716	263,334	266,050
Consumer
Secured	110	—	—	—	110	38,582	38,692
Unsecured	5	—	—	—	5	3,712	3,717
Total consumer	115	—	—	—	115	42,294	42,409
Total	$5,521	$215	$633	$1,060	$7,429	$1,003,186	$1,010,615
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	June 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$5,063	$5,183	$733	$5,811	$5,992	$716
Commercial other	1,099	1,099	50	1,358	1,358	25
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	134	134	1
Residential real estate senior liens	8,393	8,977	1,649	8,464	9,049	1,615
Residential real estate junior liens	76	76	15	72	82	14
Home equity lines of credit	70	70	8	—	—	—
Consumer secured	—	—	—	—	—	—
Total impaired loans with a valuation allowance	14,701	15,405	2,455	15,839	16,615	2,371
Impaired loans without a valuation allowance
Commercial real estate	1,104	1,191		604	617
Commercial other	96	96		86	97
Agricultural real estate	7,826	7,826		4,037	4,037
Agricultural other	3,299	3,299		1,374	1,374
Home equity lines of credit	89	389		102	402
Consumer secured	20	20		26	26
Total impaired loans without a valuation allowance	12,434	12,821		6,229	6,553
Impaired loans
Commercial	7,362	7,569	783	7,859	8,064	741
Agricultural	11,125	11,125	—	5,545	5,545	1
Residential real estate	8,628	9,512	1,672	8,638	9,533	1,629
Consumer	20	20	—	26	26	—
Total impaired loans	$27,135	$28,226	$2,455	$22,068	$23,168	$2,371

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended June 30
	2017		2016
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,641	$84	$5,793	$85
Commercial other	1,146	23	95	2
Agricultural real estate	—	—	91	2
Agricultural other	—	—	—	—
Residential real estate senior liens	8,385	83	9,508	93
Residential real estate junior liens	77	1	134	1
Home equity lines of credit	35	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	14,284	191	15,621	183
Impaired loans without a valuation allowance
Commercial real estate	1,576	19	814	28
Commercial other	119	2	77	2
Agricultural real estate	5,937	58	3,454	43
Agricultural other	2,401	33	603	10
Home equity lines of credit	126	5	118	4
Consumer secured	22	—	33	1
Total impaired loans without a valuation allowance	10,181	117	5,099	88
Impaired loans
Commercial	7,482	128	6,779	117
Agricultural	8,338	91	4,148	55
Residential real estate	8,623	89	9,760	98
Consumer	22	—	33	1
Total impaired loans	$24,465	$308	$20,720	$271

	Six Months Ended June 30
	2017		2016
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,825	$157	$5,773	$169
Commercial other	1,211	47	74	3
Agricultural real estate	—	—	46	2
Agricultural other	34	—	84	—
Residential real estate senior liens	8,403	166	9,711	193
Residential real estate junior liens	76	1	137	2
Home equity lines of credit	18	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	14,567	371	15,825	369
Impaired loans without a valuation allowance
Commercial real estate	1,451	52	1,139	47
Commercial other	117	4	104	4
Agricultural real estate	4,990	120	3,501	88
Agricultural other	1,920	46	477	16
Home equity lines of credit	129	10	121	8
Consumer secured	23	—	34	2
Total impaired loans without a valuation allowance	8,630	232	5,376	165
Impaired loans
Commercial	7,604	260	7,090	223
Agricultural	6,944	166	4,108	106
Residential real estate	8,626	177	9,969	203
Consumer	23	—	34	2
Total impaired loans	$23,197	$603	$21,201	$534
We had committed to advance $124 and $117 in connection with impaired loans, which include TDRs, as of June 30, 2017 and December 31, 2016, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession was not granted.

•	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended June 30
	2017			2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	1	$86	$86	—	$—	$—
Agricultural other	7	5,445	5,445	3	201	201
Residential real estate
Senior liens	3	255	255	—	—	—
Junior liens	—	—	—	—	—	—
Total residential real estate	3	255	255	—	—	—
Consumer unsecured	—	—	—	—	—	—
Total	11	$5,786	$5,786	3	$201	$201

	Six Months Ended June 30
	2017			2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$313	$313	—	$—	$—
Agricultural other	7	5,445	5,445	3	201	201
Residential real estate
Senior liens	3	255	255	2	26	26
Junior liens	1	8	8	—	—	—
Total residential real estate	4	263	263	2	26	26
Consumer unsecured	—	—	—	1	2	2
Total	14	$6,021	$6,021	6	$229	$229
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended June 30
	2017				2016
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	1	$86	—	$—	—	$—
Agricultural other	4	1,349	3	4,096	—	—	3	201
Residential real estate
Senior liens	—	—	3	255	—	—	—	—
Junior liens	—	—	—	—	—	—	—	—
Total residential real estate	—	—	3	255	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Total	4	$1,349	7	$4,437	—	$—	3	$201

	Six Months Ended June 30
	2017				2016
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	3	$313	—	$—	—	$—
Agricultural other	4	1,349	3	4,096	—	—	3	201
Residential real estate
Senior liens	—	—	3	255	2	26	—	—
Junior liens	1	8	—	—	—	—	—	—
Total residential real estate	1	8	3	255	2	26	—	—
Consumer unsecured	—	—	—	—	—	—	1	2
Total	5	$1,357	9	$4,664	2	$26	4	$203
We did not restructure any loans by forgiving principal or accrued interest in the three and six month periods ended June 30, 2017 or 2016.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and six month periods ended June 30, 2017 and June 30, 2016 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	June 30, 2017	December 31, 2016
TDRs	$26,341	$21,382

Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	June 30 2017	December 31 2016
FHLB Stock	$13,700	$11,900
Corporate Settlement Solutions, LLC	7,368	7,461
FRB Stock	1,999	1,999
Other	334	334
Total	$23,401	$21,694
Note 7 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets as of:

	June 30 2017	December 31 2016
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$16	$18
All other foreclosed assets	213	213
Total	$229	$231
There were $411 and $18 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of June 30, 2017 and December 31, 2016.
Below is a summary of changes in foreclosed assets during the:

	Three Months Ended June 30
	2017	2016
Balance, April 1	$158	$276
Properties transferred	98	27
Impairments	—	—
Proceeds from sale	(27)	(54)
Balance, June 30	$229	$249

	Six Months Ended June 30
	2017	2016
Balance, January 1	$231	$421
Properties transferred	124	116
Impairments	(28)	—
Proceeds from sale	(98)	(288)
Balance, June 30	$229	$249

Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
FHLB advances	$310,000	1.81%	$270,000	1.82%
Securities sold under agreements to repurchase without stated maturity dates	49,950	0.13%	60,894	0.13%
Federal funds purchased	990	1.39%	6,800	1.00%
Total	$360,940	1.57%	$337,694	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Fixed rate due 2017	$65,000	1.28%	$70,000	1.39%
Fixed rate due 2018	50,000	2.16%	50,000	2.16%
Fixed rate due 2019	70,000	1.93%	60,000	1.99%
Fixed rate due 2020	35,000	1.52%	10,000	1.98%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 [1]	10,000	1.48%	10,000	1.21%
Fixed rate due 2022	10,000	2.07%	—	—%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$310,000	1.81%	$270,000	1.82%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $49,969 and $60,918 at June 30, 2017 and December 31, 2016, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances.

	Three Months Ended June 30
	2017			2016
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$55,731	$53,841	0.13%	$57,032	$56,010	0.13%
Federal funds purchased	5,965	7,496	1.13%	11,800	12,294	0.69%
FRB Discount Window	—	88	1.48%	—	—	—%

	Six Months Ended June 30
	2017			2016
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$61,131	$55,663	0.13%	$61,783	$58,531	0.13%
Federal funds purchased	27,300	4,197	1.11%	11,800	8,495	0.69%
FRB Discount Window	—	44	1.48%	—	—	—%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	June 30 2017	December 31 2016
Pledged to secure borrowed funds	$418,917	$363,427
Pledged to secure repurchase agreements	49,969	60,918
Pledged for public deposits and for other purposes necessary or required by law	31,429	33,916
Total	$500,315	$458,261
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	June 30 2017	December 31 2016
States and political subdivisions	$2,784	$5,676
Mortgage-backed securities	14,813	11,383
Collateralized mortgage obligations	32,372	43,859
Total	$49,969	$60,918
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities to pledge to satisfy required collateral.
As of June 30, 2017, we had the ability to borrow up to an additional $119,462, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
Derivative Instruments
We enter into interest rate swaps to manage exposure to interest rate risk and variability in cash flows. The interest rate swaps, associated with our variable rate borrowings, are designated upon inception as cash flow hedges of forecasted interest payments. We enter into LIBOR-based interest rate swaps that involve the receipt of variable amounts in exchange for fixed rate payments, in effect converting variable rate debt to fixed rate debt.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	June 30, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.8	$10,000	Other Assets	$204

	December 31, 2016
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.3	$10,000	Other Assets	$248
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
Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
ATM and debit card fees	$404	$228	$620	$417
Audit and related fees	237	186	435	345
Director fees	213	214	422	423
Consulting fees	208	196	413	369
Loan underwriting fees	192	127	309	235
FDIC insurance premiums	155	217	308	422
Donations and community relations	168	146	298	265
Postage and freight	110	91	219	197
Printing and supplies	103	129	210	220
Marketing costs	100	103	189	258
Education and travel	93	125	189	236
All other	524	644	989	1,206
Total other	$2,507	$2,406	$4,601	$4,593
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Income taxes at 34% statutory rate	$1,612	$1,381	$2,859	$2,555
Effect of nontaxable income
Interest income on tax exempt municipal securities	(454)	(465)	(909)	(943)
Earnings on corporate owned life insurance policies	(62)	(66)	(123)	(130)
Effect of tax credits	(191)	(193)	(380)	(387)
Other	(18)	(18)	(36)	(36)
Total effect of nontaxable income	(725)	(742)	(1,448)	(1,496)
Effect of nondeductible expenses	11	16	19	33
Federal income tax expense	$898	$655	$1,430	$1,092

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
The following tables list the quantitative fair value information about impaired loans as of:

	June 30, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 45%
Discounted value	$15,117	Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	40% - 45%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 45%
Discounted value	$9,166	Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	45%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	June 30, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
Discounted value	$229	Real Estate	20% - 30%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
Discounted value	$231	Real Estate	20% - 30%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	June 30, 2017
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$21,834	$21,834	$21,834	$—	$—
Mortgage loans AFS	1,482	1,493	—	1,493	—
Gross loans	1,048,497	1,029,290	—	—	1,029,290
Less allowance for loan and lease losses	7,600	7,600	—	—	7,600
Net loans	1,040,897	1,021,690	—	—	1,021,690
Accrued interest receivable	5,686	5,686	5,686	—	—
Equity securities without readily determinable fair values (1)	23,401	N/A	—	—	—
OMSR	2,490	2,499	—	2,499	—
LIABILITIES
Deposits without stated maturities	780,243	780,243	780,243	—	—
Deposits with stated maturities	429,909	427,877	—	427,877	—
Borrowed funds	360,940	361,076	—	361,076	—
Accrued interest payable	561	561	561	—	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash and cash equivalents	$22,894	$22,894	$22,894	$—	$—
Mortgage loans AFS	1,816	1,836	—	1,836	—
Gross loans	1,010,615	991,009	—	—	991,009
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	1,003,215	983,609	—	—	983,609
Accrued interest receivable	6,580	6,580	6,580	—	—
Equity securities without readily determinable fair values (1)	21,694	N/A	—	—	—
OMSR	2,306	2,306	—	2,306	—
LIABILITIES
Deposits without stated maturities	761,626	761,626	761,626	—	—
Deposits with stated maturities	433,414	430,088	—	430,088	—
Borrowed funds	337,694	336,975	—	336,975	—
Accrued interest payable	574	574	574	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	June 30, 2017				December 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)
Recurring items
AFS securities
Government-sponsored enterprises	$281	$—	$281	$—	$10,259	$—	$10,259	$—
States and political subdivisions	222,093	—	222,093	—	212,919	—	212,919	—
Auction rate money market preferred	3,095	—	3,095	—	2,794	—	2,794	—
Preferred stocks	3,665	3,665	—	—	3,425	3,425	—	—
Mortgage-backed securities	221,957	—	221,957	—	227,256	—	227,256	—
Collateralized mortgage obligations	116,771	—	116,771	—	101,443	—	101,443	—
Total AFS securities	567,862	3,665	564,197	—	558,096	3,425	554,671	—
Derivative instruments	204	—	204	—	248	—	248	—
Nonrecurring items
Impaired loans (net of the ALLL)	15,117	—	—	15,117	9,166	—	—	9,166
Foreclosed assets	229	—	—	229	231	—	—	231
Total	$583,412	$3,665	$564,401	$15,346	$567,741	$3,425	$554,919	$9,397
Percent of assets and liabilities measured at fair value		0.63%	96.74%	2.63%		0.60%	97.74%	1.66%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of June 30, 2017. Foreclosed assets, which are recorded at fair value with changes in fair value recognized through earnings on a nonrecurring basis, were written down to $229 as of June 30, 2017 which resulted in an impairment recorded through earnings in the amount of $28 for the six month period ended June 30, 2017. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of June 30, 2017.

Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended June 30
	2017				2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, April 1	$1,257	$175	$(2,972)	$(1,540)	$8,333	$—	$(3,315)	$5,018
OCI before reclassifications	2,570	(61)	—	2,509	4,067	(152)	—	3,915
Amounts reclassified from AOCI	(142)	—	—	(142)	(245)	—	—	(245)
Subtotal	2,428	(61)	—	2,367	3,822	(152)	—	3,670
Tax effect	(762)	21	—	(741)	(1,173)	52	—	(1,121)
OCI, net of tax	1,666	(40)	—	1,626	2,649	(100)	—	2,549
Balance, June 30	$2,923	$135	$(2,972)	$86	$10,982	$(100)	$(3,315)	$7,567

	Six Months Ended June 30
	2017				2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$30	$164	$(2,972)	$(2,778)	$3,536	$—	$(3,315)	$221
OCI before reclassifications	4,247	(44)	—	4,203	11,341	(152)	—	11,189
Amounts reclassified from AOCI	(142)	—	—	(142)	(245)	—	—	(245)
Subtotal	4,105	(44)	—	4,061	11,096	(152)	—	10,944
Tax effect	(1,212)	15	—	(1,197)	(3,650)	52	—	(3,598)
OCI, net of tax	2,893	(29)	—	2,864	7,446	(100)	—	7,346
Balance, June 30	$2,923	$135	$(2,972)	$86	$10,982	$(100)	$(3,315)	$7,567
Included in OCI for the three and six month periods ended June 30, 2017 and 2016 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended June 30
	2017			2016
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$186	$2,384	$2,570	$372	$3,695	$4,067
Reclassification adjustment for net realized (gains) losses included in net income	—	(142)	(142)	—	(245)	(245)
Net unrealized gains (losses)	186	2,242	2,428	372	3,450	3,822
Tax effect	—	(762)	(762)	—	(1,173)	(1,173)
Unrealized gains (losses), net of tax	$186	$1,480	$1,666	$372	$2,277	$2,649

	Six Months Ended June 30
	2017			2016
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$541	$3,706	$4,247	$360	$10,981	$11,341
Reclassification adjustment for net realized (gains) losses included in net income	—	(142)	(142)	—	(245)	(245)
Net unrealized gains (losses)	541	3,564	4,105	360	10,736	11,096
Tax effect	—	(1,212)	(1,212)	—	(3,650)	(3,650)
Unrealized gains (losses), net of tax	$541	$2,352	$2,893	$360	$7,086	$7,446

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	June 30 2017	December 31 2016
ASSETS
Cash on deposit at the Bank	$1,144	$1,297
AFS securities	—	251
Investments in subsidiaries	145,128	138,549
Premises and equipment	1,940	1,991
Other assets	52,673	52,846
TOTAL ASSETS	$200,885	$194,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,815	$7,035
Shareholders' equity	195,070	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$200,885	$194,934
Interim Condensed Statements of Income

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Income
Dividends from subsidiaries	$2,600	$2,000	$4,300	$3,600
Interest income	—	4	2	8
Management fee and other	1,691	1,758	3,241	3,282
Total income	4,291	3,762	7,543	6,890
Expenses
Compensation and benefits	1,118	1,184	2,490	2,384
Occupancy and equipment	432	413	876	843
Audit and related fees	140	100	264	196
Other	634	588	1,175	1,134
Total expenses	2,324	2,285	4,805	4,557
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,967	1,477	2,738	2,333
Federal income tax benefit	212	171	528	417
Income before equity in undistributed earnings of subsidiaries	2,179	1,648	3,266	2,750
Undistributed earnings of subsidiaries	1,665	1,759	3,714	3,674
Net income	$3,844	$3,407	$6,980	$6,424

Interim Condensed Statements of Cash Flows

	Six Months Ended June 30
	2017	2016
Operating activities
Net income	$6,980	$6,424
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(3,714)	(3,674)
Undistributed earnings of equity securities without readily determinable fair values	93	(141)
Share-based payment awards under equity compensation plan	302	273
Depreciation	77	81
Changes in operating assets and liabilities which provided (used) cash
Other assets	80	108
Accrued interest and other liabilities	(1,219)	(1,692)
Net cash provided by (used in) operating activities	2,599	1,379
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	249	—
Purchases of premises and equipment	(26)	(69)
Net cash provided by (used in) investing activities	223	(69)
Financing activities
Cash dividends paid on common stock	(3,920)	(3,744)
Proceeds from the issuance of common stock	3,764	2,489
Common stock repurchased	(2,622)	(1,462)
Common stock purchased for deferred compensation obligations	(197)	(164)
Net cash provided by (used in) financing activities	(2,975)	(2,881)
Increase (decrease) in cash and cash equivalents	(153)	(1,571)
Cash and cash equivalents at beginning of period	1,297	4,125
Cash and cash equivalents at end of period	$1,144	$2,554
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of June 30, 2017 and 2016 and each of the three and six month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and six month periods ended June 30, 2017 and 2016. This analysis should be read in conjunction with our 2016 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and six months ended June 30, 2017, we reported net income of $3,844 and $6,980 and earnings per common share of $0.49 and $0.89, respectively. Net income and earnings per common share for the same periods of 2016 were $3,407 and $6,424 and $0.44 and $0.82, respectively. The increase in earnings was primarily driven by interest income which increased $2,060 for the first six months of 2017 in comparison to the same period in 2016. Increased interest income is the result of strong loan growth during the past year.
During the six month period ended June 30, 2017, total assets grew by 2.61% to $1,777,298, and assets under management increased to $2,501,187 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $723,889. Total loans increased by $37,882 from December 31, 2016 which was largely driven by growth of $24,920 in the commercial loan portfolio. The growth in the loan portfolio was funded by an increase of $15,112 in deposits since December 31, 2016, with the remainder being funded through additional borrowed funds.
Our net yield on interest earning assets remains historically low at 3.01% for the six month period ended June 30, 2017. The growth in net interest income will increase only through continued growth in a strategic mix of loans, investments, and other income earning assets. We do not anticipate that the Federal Reserve Bank will increase short term interest rates significantly in the remainder of 2017; therefore, we anticipate marginal improvements in our net yield on interest earning assets in the short term. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, investment and trust services, and in deposits while managing operating costs.
Reclassifications: Certain amounts reported in the 2016 consolidated financial statements have been reclassified to conform with the 2017 presentation.

Results of Operations

The following table outlines our results of operations and provides certain performance measures as of, and for the three month periods ended:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
INCOME STATEMENT DATA
Interest income	$14,498	$13,861	$13,760	$13,607	$13,218
Interest expense	3,028	2,831	2,826	2,747	2,678
Net interest income	11,470	11,030	10,934	10,860	10,540
Provision for loan losses	9	27	(320)	17	12
Noninterest income	2,788	2,616	3,187	2,946	2,752
Noninterest expenses	9,507	9,951	10,166	9,433	9,218
Federal income tax expense	898	532	493	763	655
Net Income	$3,844	$3,136	$3,782	$3,593	$3,407
PER SHARE
Basic earnings	$0.49	$0.40	$0.48	$0.46	$0.44
Diluted earnings	$0.48	$0.39	$0.47	$0.45	$0.43
Dividends	$0.25	$0.25	$0.25	$0.25	$0.24
Tangible book value*	$18.62	$18.34	$18.16	$17.93	$17.72
Quoted market value
High	$28.45	$29.00	$28.35	$28.08	$28.25
Low	$27.60	$27.60	$27.60	$27.60	$27.63
Close*	$28.00	$27.60	$27.85	$27.70	$27.90
Common shares outstanding*	7,862,553	7,843,120	7,821,069	7,833,481	7,836,442
PERFORMANCE RATIOS
Return on average total assets	0.87%	0.72%	0.88%	0.85%	0.81%
Return on average shareholders' equity	7.85%	6.56%	7.77%	7.27%	7.05%
Return on average tangible shareholders' equity	10.59%	8.77%	10.70%	10.28%	9.89%
Net interest margin yield (FTE)	3.03%	2.99%	3.01%	3.05%	2.97%
BALANCE SHEET DATA*
Gross loans	$1,048,497	$1,012,920	$1,010,615	$989,366	$919,594
AFS securities	$567,862	$590,114	$558,096	$564,229	$602,463
Total assets	$1,777,298	$1,760,860	$1,732,151	$1,706,498	$1,680,359
Deposits	$1,210,152	$1,231,061	$1,195,040	$1,175,833	$1,156,870
Borrowed funds	$360,940	$327,375	$337,694	$325,409	$318,596
Shareholders' equity	$195,070	$190,976	$187,899	$195,184	$195,133
Gross loans to deposits	86.64%	82.28%	84.57%	84.14%	79.49%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$269,595	$270,217	$272,882	$275,037	$275,958
Assets managed by our Investment and Trust Services Department	$454,294	$444,749	$427,693	$424,573	$415,762
Total assets under management	$2,501,187	$2,475,826	$2,432,726	$2,406,108	$2,372,079
ASSET QUALITY*
Nonperforming loans to gross loans	0.26%	0.24%	0.17%	0.16%	0.13%
Nonperforming assets to total assets	0.17%	0.15%	0.11%	0.11%	0.09%
ALLL to gross loans	0.72%	0.74%	0.73%	0.79%	0.83%
CAPITAL RATIOS*
Shareholders' equity to assets	10.98%	10.85%	10.85%	11.44%	11.61%
Tier 1 leverage	8.50%	8.54%	8.56%	8.59%	8.50%
Common equity tier 1 capital	12.43%	12.49%	12.39%	12.41%	13.08%
Tier 1 risk-based capital	12.43%	12.49%	12.39%	12.41%	13.08%
Total risk-based capital	13.07%	13.14%	13.04%	13.10%	13.80%
* At end of period

The following table outlines our results of operations and provides certain performance measures as of, and for the six month periods ended:

	June 30 2017	June 30 2016	June 30 2015	June 30 2014	June 30 2013
INCOME STATEMENT DATA
Interest income	$28,359	$26,299	$25,512	$25,318	$25,054
Interest expense	5,859	5,292	5,006	4,968	5,602
Net interest income	22,500	21,007	20,506	20,350	19,452
Provision for loan losses	36	168	(1,261)	(442)	515
Noninterest income	5,404	4,975	4,757	4,683	5,183
Noninterest expenses	19,458	18,298	17,005	17,349	16,601
Federal income tax expense	1,430	1,092	1,748	1,252	1,219
Net Income	$6,980	$6,424	$7,771	$6,874	$6,300
PER SHARE
Basic earnings	$0.89	$0.82	$1.00	$0.89	$0.82
Diluted earnings	$0.87	$0.80	$0.98	$0.87	$0.80
Dividends	$0.50	$0.48	$0.46	$0.44	$0.42
Tangible book value*	$18.62	$17.72	$17.17	$16.08	$15.19
Quoted market value
High	$29.00	$29.90	$23.80	$23.94	$26.00
Low	$27.60	$27.25	$22.00	$22.52	$21.60
Close*	$28.00	$27.90	$23.75	$22.95	$24.75
Common shares outstanding*	7,862,553	7,836,442	7,797,188	7,735,156	7,703,589
PERFORMANCE RATIOS
Return on average total assets	0.80%	0.77%	1.00%	0.91%	0.88%
Return on average shareholders' equity	7.21%	6.71%	8.69%	8.24%	7.63%
Return on average tangible shareholders' equity	9.67%	9.37%	11.71%	11.17%	10.98%
Net interest margin yield (FTE)	3.01%	2.97%	3.15%	3.21%	3.22%
BALANCE SHEET DATA*
Gross loans	$1,048,497	$919,594	$831,831	$819,253	$805,733
AFS securities	$567,862	$602,463	$595,318	$550,518	$499,424
Total assets	$1,777,298	$1,680,359	$1,586,975	$1,522,135	$1,451,415
Deposits	$1,210,152	$1,156,870	$1,090,469	$1,060,928	$1,021,424
Borrowed funds	$360,940	$318,596	$307,599	$279,457	$262,460
Shareholders' equity	$195,070	$195,133	$178,025	$171,099	$159,288
Gross loans to deposits	86.64%	79.49%	76.28%	77.22%	78.88%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$269,595	$275,958	$289,089	$290,590	$295,047
Assets managed by our Investment and Trust Services Department	$454,294	$415,762	$400,827	$374,092	$336,132
Total assets under management	$2,501,187	$2,372,079	$2,276,891	$2,186,817	$2,082,594
ASSET QUALITY*
Nonperforming loans to gross loans	0.26%	0.13%	0.19%	0.57%	0.52%
Nonperforming assets to total assets	0.17%	0.09%	0.15%	0.38%	0.36%
ALLL to gross loans	0.72%	0.83%	1.08%	1.31%	1.45%
CAPITAL RATIOS*
Shareholders' equity to assets	10.98%	11.61%	11.22%	11.24%	10.97%
Tier 1 leverage	8.50%	8.50%	8.77%	8.50%	8.38%
Common equity tier 1 capital	12.43%	13.08%	13.94%	N/A	N/A
Tier 1 risk-based capital	12.43%	13.08%	13.94%	13.86%	13.60%
Total risk-based capital	13.07%	13.80%	14.88%	15.11%	14.85%
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

	Three Months Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,028,875	$10,685	4.15%	$997,443	$10,120	4.06%	$893,282	$9,316	4.17%
Taxable investment securities	374,156	2,226	2.38%	364,251	2,151	2.36%	419,252	2,303	2.20%
Nontaxable investment securities	206,668	2,314	4.48%	205,372	2,316	4.51%	208,425	2,356	4.52%
Fed Funds Sold	95	—	—%	2,397	4	0.67%	—	—	—%
Other	23,299	174	2.99%	26,929	171	2.54%	23,564	157	2.67%
Total earning assets	1,633,093	15,399	3.77%	1,596,392	14,762	3.70%	1,544,523	14,132	3.66%
NONEARNING ASSETS
Allowance for loan losses	(7,554)			(7,480)			(7,557)
Cash and demand deposits due from banks	18,425			18,736			17,942
Premises and equipment	28,895			29,238			28,363
Accrued income and other assets	99,468			97,692			101,341
Total assets	$1,772,327			$1,734,578			$1,684,612
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$209,638	$55	0.10%	$213,617	$53	0.10%	$204,044	$40	0.08%
Savings deposits	360,870	259	0.29%	354,006	222	0.25%	340,251	144	0.17%
Time deposits	436,716	1,301	1.19%	436,003	1,265	1.16%	427,753	1,234	1.15%
Borrowed funds	356,096	1,413	1.59%	328,368	1,291	1.57%	320,337	1,260	1.57%
Total interest bearing liabilities	1,363,320	3,028	0.89%	1,331,994	2,831	0.85%	1,292,385	2,678	0.83%
NONINTEREST BEARING LIABILITIES
Demand deposits	202,597			200,598			189,520
Other	10,579			10,841			9,360
Shareholders’ equity	195,831			191,145			193,347
Total liabilities and shareholders’ equity	$1,772,327			$1,734,578			$1,684,612
Net interest income (FTE)		$12,371			$11,931			$11,454
Net yield on interest earning assets (FTE)			3.03%			2.99%			2.97%

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,013,248	$20,805	4.11%	$875,533	$18,355	4.19%
Taxable investment securities	369,231	4,377	2.37%	425,999	4,703	2.21%
Nontaxable investment securities	206,023	4,627	4.49%	210,060	4,779	4.55%
Fed Funds Sold	1,240	4	0.65%	—	—	—%
Other	25,128	345	2.75%	25,246	315	2.50%
Total earning assets	1,614,870	30,158	3.74%	1,536,838	28,152	3.66%
NONEARNING ASSETS
Allowance for loan losses	(7,517)			(7,498)
Cash and demand deposits due from banks	18,551			17,857
Premises and equipment	29,068			28,308
Accrued income and other assets	98,588			101,039
Total assets	$1,753,560			$1,676,544
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$211,616	$108	0.10%	$206,177	$82	0.08%
Savings deposits	357,456	481	0.27%	341,396	288	0.17%
Time deposits	436,362	2,566	1.18%	424,333	2,447	1.15%
Borrowed funds	342,307	2,704	1.58%	315,488	2,475	1.57%
Total interest bearing liabilities	1,347,741	5,859	0.87%	1,287,394	5,292	0.82%
NONINTEREST BEARING LIABILITIES
Demand deposits	201,613			188,242
Other	10,707			9,501
Shareholders’ equity	193,499			191,407
Total liabilities and shareholders’ equity	$1,753,560			$1,676,544
Net interest income (FTE)		$24,299			$22,860
Net yield on interest earning assets (FTE)			3.01%			2.97%
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

	Three Months Ended June 30, 2017 Compared to March 31, 2017 Increase (Decrease) Due to			Three Months Ended June 30, 2017 Compared to June 30, 2016 Increase (Decrease) Due to			Six Months Ended June 30, 2017 Compared to June 30, 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$323	$242	$565	$1,408	$(39)	$1,369	$2,835	$(385)	$2,450
Taxable investment securities	59	16	75	(259)	182	(77)	(656)	330	(326)
Nontaxable investment securities	15	(17)	(2)	(20)	(22)	(42)	(91)	(61)	(152)
Fed Funds Sold	—	(4)	(4)	—	—	—	4	—	4
Other	(25)	28	3	(2)	19	17	(1)	31	30
Total changes in interest income	372	265	637	1,127	140	1,267	2,091	(85)	2,006
Changes in interest expense
Interest bearing demand deposits	(1)	3	2	1	14	15	2	24	26
Savings deposits	4	33	37	9	106	115	14	179	193
Time deposits	2	34	36	26	41	67	70	49	119
Borrowed funds	110	12	122	142	11	153	212	17	229
Total changes in interest expense	115	82	197	178	172	350	298	269	567
Net change in interest margin (FTE)	$257	$183	$440	$949	$(32)	$917	$1,793	$(354)	$1,439
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

	Average Yield / Rate for the Three Month Periods Ended:
	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Total earning assets	3.77%	3.70%	3.73%	3.76%	3.66%
Total interest bearing liabilities	0.89%	0.85%	0.87%	0.86%	0.83%
Net yield on interest earning assets (FTE)	3.03%	2.99%	3.01%	3.05%	2.97%

	Quarter to Date Net Interest Income (FTE)
	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Total interest income (FTE)	$15,399	$14,762	$14,642	$14,508	$14,132
Total interest expense	3,028	2,831	2,826	2,747	2,678
Net interest income (FTE)	$12,371	$11,931	$11,816	$11,761	$11,454

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
ALLL at beginning of period	$7,500	$7,500	$7,400	$7,400
Charge-offs
Commercial and agricultural	25	32	52	48
Residential real estate	—	128	43	369
Consumer	44	48	118	132
Total charge-offs	69	208	213	549
Recoveries
Commercial and agricultural	55	189	188	370
Residential real estate	63	45	99	95
Consumer	42	62	90	116
Total recoveries	160	296	377	581
Net loan charge-offs (recoveries)	(91)	(88)	(164)	(32)
Provision for loan losses	9	12	36	168
ALLL at end of period	$7,600	$7,600	$7,600	$7,600
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	(0.01)%	(0.02)%	—%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Total charge-offs	$69	$144	$236	$131	$208
Total recoveries	160	217	156	314	296
Net loan charge-offs (recoveries)	(91)	(73)	80	(183)	(88)
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	(0.01)%	0.01%	(0.02)%	(0.01)%
Provision for loan losses	$9	$27	$(320)	$17	$12
Provision for loan losses to average loans outstanding	—%	—%	(0.03)%	—%	—%
ALLL	$7,600	$7,500	$7,400	$7,800	$7,600
ALLL as a % of loans at end of period	0.72%	0.74%	0.73%	0.79%	0.83%
Net loan recoveries and improvement in credit quality indicators have resulted in a reduction of the required ALLL as a percentage of loans over the past year. During this time, credit quality indicators, specifically historical loss factors, remain strong and have led to lower levels of required reserves. While they can be more volatile, loans individually evaluated for impairment have been steadily declining. The addition of advances to mortgage brokers contributed to the overall decline in the level of ALLL to gross loans as there are no historical losses requiring reserves. While these advances contribute to other qualitative factors, the impact is not significant on the required level of the ALLL.

The following table illustrates our changes within the two main components of the ALLL as of:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
ALLL
Individually evaluated for impairment	$2,455	$2,381	$2,371	$2,523	$2,602
Collectively evaluated for impairment	5,145	5,119	5,029	5,277	4,998
Total	$7,600	$7,500	$7,400	$7,800	$7,600
ALLL to gross loans
Individually evaluated for impairment	0.23%	0.24%	0.23%	0.26%	0.28%
Collectively evaluated for impairment	0.49%	0.50%	0.50%	0.53%	0.55%
Total	0.72%	0.74%	0.73%	0.79%	0.83%
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

	Total Past Due and Nonaccrual Loans
	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Commercial and agricultural	$4,920	$5,758	$4,598	$3,148	$2,247
Residential real estate	2,358	3,168	2,716	2,436	2,755
Consumer	64	35	115	51	23
Total	$7,342	$8,961	$7,429	$5,635	$5,025
Total past due and nonaccrual loans to gross loans	0.70%	0.88%	0.74%	0.57%	0.55%
While past due and nonaccrual status loans have increased over the last year, they continue to be below historical norms and are the result of strong loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of June 30, 2017 or December 31, 2016.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended June 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2017	150	$20,251	6	$800	156	$21,051
New modifications	10	5,320	1	466	11	5,786
Principal advances (payments)	—	(113)	—	(16)	—	(129)
Loans paid-off	(5)	(276)		—	(5)	(276)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	—	—	—	—	—	—
June 30, 2017	155	$25,182	5	$1,159	160	$26,341

	Six Months Ended June 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	13	5,555	1	466	14	6,021
Principal advances (payments)	—	(422)	—	(22)	—	(444)
Loans paid-off	(10)	(527)	—	—	(10)	(527)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	1	75	(1)	(75)	—	—
Transfers to nonaccrual status	(2)	(92)	2	92	—	—
June 30, 2017	155	$25,182	5	$1,159	160	$26,341

	Three Months Ended June 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
April 1, 2016	151	$19,411	6	$577	157	$19,988
New modifications	3	201	—	—	3	201
Principal advances (payments)	—	(350)	—	(9)	—	(359)
Loans paid-off	(2)	(98)	(1)	(221)	(3)	(319)
Partial charge-offs	—	—	—	(81)	—	(81)
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(1)	(321)	1	321	—	—
June 30, 2016	151	$18,843	6	$587	157	$19,430

	Six Months Ended June 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	6	229	—	—	6	229
Principal advances (payments)	—	(627)	—	(17)	—	(644)
Loans paid-off	(6)	(1,076)	(1)	(221)	(7)	(1,297)
Partial charge-offs	—	—	—	(133)	—	(133)
Balances charged-off	(1)	(15)	—	—	(1)	(15)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(3)	(599)	3	599	—	—
June 30, 2016	151	$18,843	6	$587	157	$19,430
The following table summarizes our TDRs as of:

	June 30, 2017			December 31, 2016
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$23,328	$295	$23,623	$17,557	$559	$18,116	$5,507
Past due 30-59 days	1,631	466	2,097	2,898	230	3,128	(1,031)
Past due 60-89 days	—	—	—	138	—	138	(138)
Past due 90 days or more	223	398	621	—	—	—	621
Total	$25,182	$1,159	$26,341	$20,593	$789	$21,382	$4,959
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	June 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,008	$6,129	$733	$6,264	$6,383	$713
Commercial other	1,195	1,195	50	1,444	1,455	25
Agricultural real estate	7,826	7,826	—	4,037	4,037	—
Agricultural other	3,171	3,171	—	1,380	1,380	1
Residential real estate senior liens	7,956	8,333	1,563	8,058	8,437	1,539
Residential real estate junior liens	76	76	15	71	71	13
Home equity lines of credit	89	389	—	102	402	—
Consumer secured	20	20	—	26	26	—
Total TDRs	26,341	27,139	2,361	21,382	22,191	2,291
Other impaired loans
Commercial real estate	159	245	—	151	226	3
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	128	128	—	128	128	—
Residential real estate senior liens	437	644	86	406	612	76
Residential real estate junior liens	—	—	—	1	11	1
Home equity lines of credit	70	70	8	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	794	1,087	94	686	977	80
Total impaired loans	$27,135	$28,226	$2,455	$22,068	$23,168	$2,371
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Nonaccrual status loans	$1,563	$1,138	$1,060	$690	$974
Accruing loans past due 90 days or more	1,203	1,339	633	847	208
Total nonperforming loans	2,766	2,477	1,693	1,537	1,182
Foreclosed assets	229	158	231	284	249
Total nonperforming assets	$2,995	$2,635	$1,924	$1,821	$1,431
Nonperforming loans as a % of total loans	0.26%	0.24%	0.17%	0.16%	0.13%
Nonperforming assets as a % of total assets	0.17%	0.15%	0.11%	0.11%	0.09%
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
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	June 30 2017	December 31 2016
Commercial and agricultural	$864	$405
Residential real estate	295	384
Total	$1,159	$789
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of June 30, 2017.
We believe that the level of the ALLL is appropriate as of June 30, 2017. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2017	2016	$	%
Service charges and fees
ATM and debit card fees	$675	$637	$38	5.97%
NSF and overdraft fees	461	462	(1)	(0.22)%
Freddie Mac servicing fee	170	174	(4)	(2.30)%
Net OMSR income (loss)	(17)	(227)	210	N/M
Service charges on deposit accounts	86	86	—	—%
All other	30	31	(1)	(3.23)%
Total service charges and fees	1,405	1,163	242	20.81%
Net gain on sale of mortgage loans	199	127	72	56.69%
Earnings on corporate owned life insurance policies	183	195	(12)	(6.15)%
Net gains (losses) on sale of AFS securities	142	245	(103)	(42.04)%
Other
Trust and brokerage advisory fees	666	609	57	9.36%
Corporate Settlement Solutions joint venture	105	224	(119)	(53.13)%
Other	88	189	(101)	(53.44)%
Total other	859	1,022	(163)	(15.95)%
Total noninterest income	$2,788	$2,752	$36	1.31%

	Six Months Ended June 30
			Change
	2017	2016	$	%
Service charges and fees
ATM and debit card fees	$1,278	$1,234	$44	3.57%
NSF and overdraft fees	902	880	22	2.50%
Freddie Mac servicing fee	339	357	(18)	(5.04)%
Net OMSR income (loss)	184	(329)	513	N/M
Service charges on deposit accounts	171	171	—	—%
All other	61	63	(2)	(3.17)%
Total service charges and fees	2,935	2,376	559	23.53%
Net gain on sale of mortgage loans	354	209	145	69.38%
Earnings on corporate owned life insurance policies	363	383	(20)	(5.22)%
Net gains (losses) on sale of AFS securities	142	245	(103)	(42.04)%
Other
Trust and brokerage advisory fees	1,237	1,135	102	8.99%
Corporate Settlement Solutions joint venture	87	217	(130)	(59.91)%
Other	286	410	(124)	(30.24)%
Total other	1,610	1,762	(152)	(8.63)%
Total noninterest income	$5,404	$4,975	$429	8.62%

Significant changes in noninterest income are detailed below:

•
Offering rates on residential mortgage loans and prepayment speeds have been the most significant drivers behind fluctuations in net OMSR income (loss). We anticipate increases in mortgage rates and decreased prepayment speeds; therefore, we anticipate net OMSR income to remain positive during the remainder of 2017.

•
We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. As a result, we expect net gains on the sale of mortgage loans to increase during the remainder of 2017.

•
We continue to invest considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in such fees. We anticipate that these fees will continue to increase during the remainder of 2017.

•
Corporate Settlement Solutions income is down in the second quarter of 2017 due to the sales cycle on a couple of substantial new customers taking longer than anticipated. It is anticipated that income will increase during the remainder of 2017.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended June 30
			Change
	2017	2016	$	%
Compensation and benefits
Employee salaries	$3,961	$3,381	$580	17.15%
Employee benefits	872	1,303	(431)	(33.08)%
Total compensation and benefits	4,833	4,684	149	3.18%
Furniture and equipment
Service contracts	784	774	10	1.29%
Depreciation	508	517	(9)	(1.74)%
All other	60	49	11	22.45%
Total furniture and equipment	1,352	1,340	12	0.90%
Occupancy
Depreciation	210	194	16	8.25%
Outside services	200	191	9	4.71%
Property taxes	146	143	3	2.10%
Utilities	115	120	(5)	(4.17)%
All other	144	140	4	2.86%
Total occupancy	815	788	27	3.43%
Other
ATM and debit card fees	404	228	176	77.19%
Audit and related fees	237	186	51	27.42%
Director fees	213	214	(1)	(0.47)%
Consulting fees	208	196	12	6.12%
Loan underwriting fees	192	127	65	51.18%
FDIC insurance premiums	155	217	(62)	(28.57)%
Donations and community relations	168	146	22	15.07%
Postage and freight	110	91	19	20.88%
Printing and supplies	103	129	(26)	(20.16)%
Marketing costs	100	103	(3)	(2.91)%
Education and travel	93	125	(32)	(25.60)%
All other	524	644	(120)	(18.63)%
Total other	2,507	2,406	101	4.20%
Total noninterest expenses	$9,507	$9,218	$289	3.14%

	Six Months Ended June 30
			Change
	2017	2016	$	%
Compensation and benefits
Employee salaries	$8,122	$6,777	$1,345	19.85%
Employee benefits	2,387	2,695	(308)	(11.43)%
Total compensation and benefits	10,509	9,472	1,037	10.95%
Furniture and equipment
Service contracts	1,572	1,498	74	4.94%
Depreciation	1,020	1,050	(30)	(2.86)%
All other	104	87	17	19.54%
Total furniture and equipment	2,696	2,635	61	2.31%
Occupancy
Depreciation	420	388	32	8.25%
Outside services	399	384	15	3.91%
Property taxes	292	288	4	1.39%
Utilities	258	261	(3)	(1.15)%
All other	283	277	6	2.17%
Total occupancy	1,652	1,598	54	3.38%
Other
ATM and debit card fees	620	417	203	48.68%
Audit and related fees	435	345	90	26.09%
Director fees	422	423	(1)	(0.24)%
Consulting fees	413	369	44	11.92%
Loan underwriting fees	309	235	74	31.49%
FDIC insurance premiums	308	422	(114)	(27.01)%
Donations and community relations	298	265	33	12.45%
Postage and freight	219	197	22	11.17%
Printing and supplies	210	220	(10)	(4.55)%
Marketing costs	189	258	(69)	(26.74)%
Education and travel	189	236	(47)	(19.92)%
All other	989	1,206	(217)	(17.99)%
Total other	4,601	4,593	8	0.17%
Total noninterest expenses	$19,458	$18,298	$1,160	6.34%
Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased in 2017 as a result of new positions required for future growth within our new markets, normal merit increases and increased incentive compensation. As such, we anticipate employee salaries expense to continue to trend higher for the remainder of 2017 compared to the expense levels of 2016.

•	Employee benefits have declined in 2017 due to a settlement with an insurance claim administrator in favor of Isabella Bank.

•	ATM and debit card fees increased in the second quarter of 2017 due to an early contract termination fee.

•	FDIC insurance premiums have declined in 2017 as a result of changes to the premium calculation; therefore, 2017 expenses are expected to be lower than 2016.

•
Marketing costs fluctuate from period-to-period based on the timing of campaigns. For the remainder of 2017, expenses are expected to slightly exceed 2016 levels as a result of marketing initiatives planned for 2017.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	June 30 2017	December 31 2016	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,834	$22,894	$(1,060)	(4.63)%
AFS securities
Amortized cost of AFS securities	563,309	557,648	5,661	1.02%
Unrealized gains (losses) on AFS securities	4,553	448	4,105	N/M
AFS securities	567,862	558,096	9,766	1.75%
Mortgage loans AFS	1,482	1,816	(334)	(18.39)%
Loans
Gross loans	1,048,497	1,010,615	37,882	3.75%
Less allowance for loan and lease losses	7,600	7,400	200	2.70%
Net loans	1,040,897	1,003,215	37,682	3.76%
Premises and equipment	28,679	29,314	(635)	(2.17)%
Corporate owned life insurance policies	26,663	26,300	363	1.38%
Accrued interest receivable	5,686	6,580	(894)	(13.59)%
Equity securities without readily determinable fair values	23,401	21,694	1,707	7.87%
Goodwill and other intangible assets	48,604	48,666	(62)	(0.13)%
Other assets	12,190	13,576	(1,386)	(10.21)%
TOTAL ASSETS	$1,777,298	$1,732,151	$45,147	2.61%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,210,152	$1,195,040	$15,112	1.26%
Borrowed funds	360,940	337,694	23,246	6.88%
Accrued interest payable and other liabilities	11,136	11,518	(382)	(3.32)%
Total liabilities	1,582,228	1,544,252	37,976	2.46%
Shareholders’ equity	195,070	187,899	7,171	3.82%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,777,298	$1,732,151	$45,147	2.61%
As shown above, total assets have increased $45,147 since December 31, 2016 which was primarily driven by loan growth of $37,882. This growth was funded by an increase in deposits and in borrowed funds of $15,112 and $23,246 respectively since December 31, 2016. While generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2017.
The following table outlines the changes in loans:

	June 30 2017	December 31 2016	$ Change	% Change (unannualized)
Commercial	$600,584	$575,664	$24,920	4.33%
Agricultural	130,954	126,492	4,462	3.53%
Residential real estate	270,207	266,050	4,157	1.56%
Consumer	46,752	42,409	4,343	10.24%
Total	$1,048,497	$1,010,615	$37,882	3.75%

The following table displays loan balances as of:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Commercial	$600,584	$576,822	$575,664	$554,847	$500,374
Agricultural	130,954	126,049	126,492	133,637	126,517
Residential real estate	270,207	267,141	266,050	260,122	255,116
Consumer	46,752	42,908	42,409	40,760	37,587
Total	$1,048,497	$1,012,920	$1,010,615	$989,366	$919,594
While competition for commercial and agricultural loans continues to be strong, we experienced growth in these segments of the portfolio during 2016 and anticipate continued growth in 2017. Residential real estate and consumer loans have experienced growth over the last year and are both expected to increase for the remainder of 2017.
The following table outlines the changes in deposits:

	June 30 2017	December 31 2016	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$210,122	$205,071	$5,051	2.46%
Interest bearing demand deposits	212,365	209,325	3,040	1.45%
Savings deposits	357,756	347,230	10,526	3.03%
Certificates of deposit	314,482	321,914	(7,432)	(2.31)%
Brokered certificates of deposit	94,948	88,632	6,316	7.13%
Internet certificates of deposit	20,479	22,868	(2,389)	(10.45)%
Total	$1,210,152	$1,195,040	$15,112	1.26%
The following table displays deposit balances as of:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Noninterest bearing demand deposits	$210,122	$207,448	$205,071	$201,804	$192,194
Interest bearing demand deposits	212,365	216,975	209,325	205,817	197,590
Savings deposits	357,756	365,287	347,230	331,414	331,144
Certificates of deposit	314,482	320,345	321,914	324,910	328,771
Brokered certificates of deposit	94,948	98,442	88,632	87,583	83,677
Internet certificates of deposit	20,479	22,564	22,868	24,305	23,494
Total	$1,210,152	$1,231,061	$1,195,040	$1,175,833	$1,156,870
Deposit demand continues to be driven by non-contractual deposits, such as demand and savings deposits, while certificates of deposit and Internet certificates of deposit have gradually declined. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments.

The balance of AFS securities fluctuate from period-to-period based on changes in loans and deposits. While loan growth has been strong over the last year, we purchased AFS securities in periods when deposit growth outpaced loan demand. Conversely, we have sold AFS securities in periods when loan demand has outpaced deposit growth. We remain active in investments with our local schools and municipalities. Potential future growth is anticipated in state and political subdivisions AFS securities and purchases of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
Government sponsored enterprises	$281	$10,264	$10,259	$344	$10,371
States and political subdivisions	222,093	222,777	212,919	219,689	226,047
Auction rate money market preferred	3,095	2,977	2,794	3,145	3,119
Preferred stocks	3,665	3,597	3,425	3,588	3,406
Mortgage-backed securities	221,957	229,774	227,256	226,649	240,195
Collateralized mortgage obligations	116,771	120,725	101,443	110,814	119,325
Total	$567,862	$590,114	$558,096	$564,229	$602,463
Borrowed funds include FHLB advances and securities sold under agreements to repurchase. The balance of borrowed funds fluctuates from period-to-period based on our funding needs including changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets. The following table displays borrowed funds balances as of:

	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016
FHLB advances	$310,000	$270,000	$270,000	$250,000	$265,000
Securities sold under agreements to repurchase without stated maturity dates	49,950	57,375	60,894	54,809	53,596
Federal funds purchased	990	—	6,800	20,600	—
Total	$360,940	$327,375	$337,694	$325,409	$318,596
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 135,516 shares or $3,764 of common stock during the first six months of 2017, as compared to 88,486 shares or $2,489 of common stock during the same period in 2016. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $302 and $273 during the six month periods ended June 30, 2017 and 2016, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 94,032 shares or $2,622 of common stock during the first six months of 2017 and 51,911 shares or $1,462 during the first six months of 2016. As of June 30, 2017, we were authorized to repurchase up to an additional 105,875 shares of common stock.
The FRB has established minimum risk based capital guidelines. Pursuant to these guidelines, a framework has been established that assigns risk weights to each category of on and off-balance-sheet items to arrive at risk adjusted total assets. Regulatory capital is divided by the risk adjusted assets with the resulting ratio compared to the minimum standard to determine whether a corporation has adequate capital. On July 2, 2013, the FRB published revised BASEL III Capital standards for banks. The final rules redefine what is included or deducted from equity capital, changes risk weighting for certain on and off-balance sheet assets, increases the minimum required equity capital to be considered well capitalized, and introduces a capital conservation buffer. The rules, which are being gradually phased in between 2015 and 2019, are not expected to have a material impact on the Corporation but will require us to hold more capital than has historically been required.
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.50% as of June 30, 2017.

Effective January 1, 2015, the minimum standard for primary, or Tier 1 capital, increased from 4.00% to 6.00%. The minimum standard for total capital is 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016 the capital conservation buffer went into effect which will further increase the required levels each year through 2019. The following table sets forth the percentages required under the Risk Based Capital guidelines and our ratios as of:

	June 30 2017		December 31 2016
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.430%	5.750%	12.390%	5.125%

Tier 1 capital	12.430%	7.250%	12.390%	6.625%
Tier 2 capital	0.640%	2.000%	0.650%	2.000%
Total Capital	13.070%	9.250%	13.040%	8.625%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At June 30, 2017, the Bank exceeded these minimum capital requirements.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	June 30 2017	December 31 2016
Unfunded commitments under lines of credit	$160,407	$168,840
Commitments to grant loans	36,746	29,339
Commercial and standby letters of credit	1,493	1,223
Total	$198,646	$199,402
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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $276,489 or 15.56% of assets as of June 30, 2017, compared to $307,112 or 17.73% as of December 31, 2016. The decrease in primary liquidity is a direct result of our unencumbered AFS securities activity during 2017. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of June 30, 2017, we had available lines of credit of $119,462.
The following table summarizes our sources and uses of cash for the six month period ended June 30:

	2017	2016	$ Variance
Net cash provided by (used in) operating activities	$8,687	$8,833	$(146)
Net cash provided by (used in) investing activities	(45,130)	(1,658)	(43,472)
Net cash provided by (used in) financing activities	35,383	(1,710)	37,093
Increase (decrease) in cash and cash equivalents	(1,060)	5,465	(6,525)
Cash and cash equivalents January 1	22,894	21,569	1,325
Cash and cash equivalents June 30	$21,834	$27,034	$(5,200)
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At June 30, 2017, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of June 30, 2017, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	June 30, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.23)%	2.36%	4.67%	6.60%	8.68%	(2.27)%	2.79%	5.31%	7.14%	8.68%

	December 31, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.49)%	2.19%	4.31%	5.68%	6.67%	(5.32)%	2.64%	5.01%	6.33%	6.75%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of June 30, 2017 and December 31, 2016. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	June 30, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$249	$—	$100	$—	$—	$—	$349	$344
Average interest rates	0.98%	—%	0.35%	—%	—%	—%	0.80%
AFS securities	$109,667	$79,419	$76,855	$62,941	$51,836	$187,144	$567,862	$567,862
Average interest rates	2.24%	2.41%	2.56%	2.54%	2.40%	2.48%	2.43%
Fixed interest rate loans (1)	$168,142	$109,706	$112,363	$110,146	$116,292	$205,396	$822,045	$802,838
Average interest rates	4.04%	4.31%	4.26%	4.22%	4.22%	4.02%	4.15%
Variable interest rate loans (1)	$76,147	$33,166	$29,606	$15,998	$28,272	$43,263	$226,452	$226,452
Average interest rates	5.09%	4.57%	4.59%	4.14%	4.22%	3.94%	4.55%
Rate sensitive liabilities
Fixed rate borrowed funds	$145,940	$70,000	$40,000	$25,000	$50,000	$20,000	$350,940	$351,076
Average interest rates	1.13%	1.95%	1.72%	1.54%	2.07%	2.54%	1.60%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	1.34%	—%	—%	1.34%
Savings and NOW accounts	$135,834	$42,252	$37,787	$33,822	$30,293	$290,133	$570,121	$570,121
Average interest rates	0.48%	0.15%	0.15%	0.15%	0.15%	0.13%	0.22%
Fixed interest rate certificates of deposit	$205,035	$71,509	$40,849	$46,190	$42,356	$19,126	$425,065	$423,033
Average interest rates	0.90%	1.27%	1.48%	1.69%	1.77%	1.98%	1.24%
Variable interest rate certificates of deposit	$2,490	$2,354	$—	$—	$—	$—	$4,844	$4,844
Average interest rates	1.00%	1.21%	—%	—%	—%	—%	1.10%

	December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,727	$—	$—	$—	$—	$—	$2,727	$2,727
Average interest rates	0.34%	—%	—%	—%	—%	—%	0.34%
AFS securities	$114,247	$71,220	$64,931	$63,150	$66,976	$177,572	$558,096	$558,096
Average interest rates	2.35%	2.38%	2.45%	2.64%	2.57%	2.50%	2.47%
Fixed interest rate loans (1)	$159,964	$115,741	$103,514	$107,185	$112,811	$199,160	$798,375	$778,769
Average interest rates	4.15%	4.25%	4.34%	4.16%	4.15%	4.10%	4.18%
Variable interest rate loans (1)	$69,024	$29,179	$38,248	$16,179	$23,632	$35,978	$212,240	$212,240
Average interest rates	4.83%	4.32%	4.16%	3.62%	3.74%	3.86%	4.26%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,694	$50,000	$60,000	$10,000	$50,000	$20,000	$327,694	$326,975
Average interest rates	0.83%	2.16%	1.99%	1.98%	1.91%	2.54%	1.55%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	1.21%	—%	1.21%
Savings and NOW accounts	$84,972	$42,596	$38,220	$34,326	$30,858	$325,583	$556,555	$556,555
Average interest rates	0.57%	0.12%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$195,389	$80,139	$45,110	$33,929	$50,978	$24,881	$430,426	$427,100
Average interest rates	0.86%	1.18%	1.35%	1.58%	1.68%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,078	$1,910	$—	$—	$—	$—	$2,988	$2,988
Average interest rates	0.62%	0.99%	—%	—%	—%	—%	0.85%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
The following table provides information for the three month period ended June 30, 2017, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, March 31				158,142
April 1 -30	19,935	$27.89	19,935	138,207
May 1 - 31	16,147	27.68	16,147	122,060
June 1 - 30	16,185	27.87	16,185	105,875
Balance, June 30	52,267	$27.82	52,267	105,875
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

Isabella Bank Corporation

Date:	August 4, 2017	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	/s/ Rhonda S. Tudor
Rhonda S. Tudor
Interim Chief Financial Officer
(Principal Accounting Officer)