Form 10-Q
period 2017-09-30
ISABELLA BANK Corp
filed 2017-11-03
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,853,629 as of October 31, 2017.

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

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	ISDA: International Swaps and Derivatives Association
ATM: Automated Teller Machine	JOBS Act: Jumpstart our Business Startups Act
BHC Act: Bank Holding Company Act of 1956	LIBOR: London Interbank Offered Rate
CFPB: Consumer Financial Protection Bureau	N/A: Not applicable
CIK: Central Index Key	N/M: Not meaningful
CRA: Community Reinvestment Act	NASDAQ: NASDAQ Stock Market Index
DIF: Deposit Insurance Fund	NASDAQ Banks: NASDAQ Bank Stock Index
DIFS: Department of Insurance and Financial Services	NAV: Net asset value
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NOW: Negotiable order of withdrawal
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	NSF: Non-sufficient funds
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI: Other comprehensive income (loss)
ESOP: Employee Stock Ownership Plan	OMSR: Originated mortgage servicing rights
Exchange Act: Securities Exchange Act of 1934	OREO: Other real estate owned
FASB: Financial Accounting Standards Board	OTTI: Other-than-temporary impairment
FDI Act: Federal Deposit Insurance Act	PBO: Projected benefit obligation
FDIC: Federal Deposit Insurance Corporation	PCAOB: Public Company Accounting Oversight Board
FFIEC: Federal Financial Institutions Examinations Council	Rabbi Trust: A trust established to fund the Directors Plan
FRB: Federal Reserve Bank	SEC: U.S. Securities and Exchange Commission
FHLB: Federal Home Loan Bank	SOX: Sarbanes-Oxley Act of 2002
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	September 30 2017	December 31 2016
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$20,650	$20,167
Interest bearing balances due from banks	417	2,727
Total cash and cash equivalents	21,067	22,894
AFS securities (amortized cost of $548,468 in 2017 and $557,648 in 2016)	552,925	558,096
Mortgage loans AFS	1,237	1,816
Loans
Commercial	620,135	575,664
Agricultural	132,998	126,492
Residential real estate	271,480	266,050
Consumer	52,931	42,409
Gross loans	1,077,544	1,010,615
Less allowance for loan and lease losses	7,700	7,400
Net loans	1,069,844	1,003,215
Premises and equipment	28,761	29,314
Corporate owned life insurance policies	26,837	26,300
Accrued interest receivable	7,388	6,580
Equity securities without readily determinable fair values	23,461	21,694
Goodwill and other intangible assets	48,575	48,666
Other assets	11,872	13,576
TOTAL ASSETS	$1,791,967	$1,732,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$212,608	$205,071
NOW accounts	220,601	209,325
Certificates of deposit under $250 and other savings	723,834	717,078
Certificates of deposit over $250	59,019	63,566
Total deposits	1,216,062	1,195,040
Borrowed funds	367,027	337,694
Accrued interest payable and other liabilities	12,415	11,518
Total liabilities	1,595,504	1,544,252
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,856,664 shares (including 28,547 shares held in the Rabbi Trust) in 2017 and 7,821,069 shares (including 26,042 shares held in the Rabbi Trust) in 2016	140,368	139,525
Shares to be issued for deferred compensation obligations	5,364	5,038
Retained earnings	50,680	46,114
Accumulated other comprehensive income (loss)	51	(2,778)
Total shareholders’ equity	196,463	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,791,967	$1,732,151

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Interest income
Loans, including fees	$11,297	$9,965	$32,102	$28,320
AFS securities
Taxable	2,075	2,037	6,452	6,740
Nontaxable	1,406	1,411	4,234	4,337
Federal funds sold and other	198	194	547	509
Total interest income	14,976	13,607	43,335	39,906
Interest expense
Deposits	1,715	1,496	4,870	4,313
Borrowings	1,485	1,251	4,189	3,726
Total interest expense	3,200	2,747	9,059	8,039
Net interest income	11,776	10,860	34,276	31,867
Provision for loan losses	49	17	85	185
Net interest income after provision for loan losses	11,727	10,843	34,191	31,682
Noninterest income
Service charges and fees	1,435	1,276	4,370	3,652
Net gain on sale of mortgage loans	153	263	507	472
Earnings on corporate owned life insurance policies	174	183	537	566
Net gains on sale of AFS securities	—	—	142	245
Other	936	1,224	2,546	2,986
Total noninterest income	2,698	2,946	8,102	7,921
Noninterest expenses
Compensation and benefits	5,360	4,940	15,869	14,412
Furniture and equipment	1,377	1,353	4,073	3,988
Occupancy	809	845	2,461	2,443
Other	2,593	2,295	7,194	6,888
Total noninterest expenses	10,139	9,433	29,597	27,731
Income before federal income tax expense	4,286	4,356	12,696	11,872
Federal income tax expense	750	763	2,180	1,855
NET INCOME	$3,536	$3,593	$10,516	$10,017
Earnings per common share
Basic	$0.45	$0.46	$1.34	$1.28
Diluted	$0.44	$0.45	$1.31	$1.25
Cash dividends per common share	$0.26	$0.25	$0.76	$0.73

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net income	$3,536	$3,593	$10,516	$10,017
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) on AFS securities arising during the period	(96)	(2,548)	4,151	8,793
Reclassification adjustment for net realized (gains) losses included in net income	—	—	(142)	(245)
Tax effect (1)	54	937	(1,158)	(2,713)
Unrealized gains (losses) on AFS securities, net of tax	(42)	(1,611)	2,851	5,835
Unrealized gains (losses) on derivative instruments arising during the period	11	91	(33)	(61)
Tax effect (1)	(4)	(31)	11	21
Unrealized gains (losses) on derivative instruments, net of tax	7	60	(22)	(40)
Other comprehensive income, net of tax	(35)	(1,551)	2,829	5,795
Comprehensive income	$3,501	$2,042	$13,345	$15,812

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2016	7,799,867	$139,198	$4,592	$39,960	$221	$183,971
Comprehensive income (loss)	—	—	—	10,017	5,795	15,812
Issuance of common stock	131,697	3,683	—	—	—	3,683
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	443	—	—	443
Common stock purchased for deferred compensation obligations	—	(279)	—	—	—	(279)
Common stock repurchased pursuant to publicly announced repurchase plan	(98,083)	(2,749)	—	—	—	(2,749)
Cash dividends paid ($0.73 per common share)	—	—	—	(5,697)	—	(5,697)
Balance, September 30, 2016	7,833,481	$139,980	$4,908	$44,280	$6,016	$195,184
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	10,516	2,829	13,345
Issuance of common stock	178,712	4,999	—	—	—	4,999
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	502	—	—	502
Common stock purchased for deferred compensation obligations	—	(327)	—	—	—	(327)
Common stock repurchased pursuant to publicly announced repurchase plan	(143,117)	(4,005)	—	—	—	(4,005)
Cash dividends paid ($0.76 per common share)	—	—	—	(5,950)	—	(5,950)
Balance, September 30, 2017	7,856,664	$140,368	$5,364	$50,680	$51	$196,463

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30
	2017	2016
OPERATING ACTIVITIES
Net income	$10,516	$10,017
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	85	185
Impairment of foreclosed assets	2	—
Depreciation	2,163	2,116
Amortization of OMSR	257	299
Amortization of acquisition intangibles	91	128
Net amortization of AFS securities	1,614	2,115
Net (gains) losses on sale of AFS securities	(142)	(245)
Net gain on sale of mortgage loans	(507)	(472)
Increase in cash value of corporate owned life insurance policies	(537)	(566)
Share-based payment awards under equity compensation plan	502	443
Origination of loans held-for-sale	(28,436)	(22,994)
Proceeds from loan sales	29,522	23,968
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(808)	(599)
Other assets	(1,491)	1,005
Accrued interest payable and other liabilities	897	165
Net cash provided by (used in) operating activities	13,728	15,565
INVESTING ACTIVITIES
Activity in AFS securities
Sales	12,827	35,664
Maturities, calls, and principal payments	78,352	111,543
Purchases	(83,471)	(44,622)
Net loan principal (originations) collections	(66,928)	(138,870)
Proceeds from sales of foreclosed assets	203	348
Purchases of premises and equipment	(1,610)	(2,771)
Proceeds from redemption of corporate owned life insurance policies	—	1,004
Net cash provided by (used in) investing activities	(60,627)	(37,704)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Nine Months Ended September 30
	2017	2016
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$21,022	$11,270
Net increase (decrease) in borrowed funds	29,333	15,677
Cash dividends paid on common stock	(5,950)	(5,697)
Proceeds from issuance of common stock	4,999	3,683
Common stock repurchased	(4,005)	(2,749)
Common stock purchased for deferred compensation obligations	(327)	(279)
Net cash provided by (used in) financing activities	45,072	21,905
Increase (decrease) in cash and cash equivalents	(1,827)	(234)
Cash and cash equivalents at beginning of period	22,894	21,569
Cash and cash equivalents at end of period	$21,067	$21,335
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$9,000	$8,042
Income taxes paid	$2,470	$1,350
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$214	$211

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
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2016.
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

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Average number of common shares outstanding for basic calculation	7,848,317	7,824,751	7,839,172	7,813,084
Average potential effect of common shares in the Directors Plan (1)	192,572	186,667	191,548	184,996
Average number of common shares outstanding used to calculate diluted earnings per common share	8,040,889	8,011,418	8,030,720	7,998,080
Net income	$3,536	$3,593	$10,516	$10,017
Earnings per common share
Basic	$0.45	$0.46	$1.34	$1.28
Diluted	$0.44	$0.45	$1.31	$1.25

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

The new authoritative guidance was originally effective on January 1, 2017; however, ASU 2015-14 was issued which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. The majority of our income, as well as that of the vast majority of financial institutions, is excluded from this guidance. We are reviewing our contracts related to trust and investment services and those related to other noninterest income to determine if changes in income recognition is required as a result of this guidance. While we anticipate some change as a result of implementing this guidance, we do not expect it to have a significant impact on our operating results or financial statement disclosures.
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
The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018. We have and will continue to review our lease agreements to determine the appropriate treatment under this guidance. We do not expect these changes to have a significant impact on our operating results or financial statement disclosures.
ASU No. 2017-09: “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”
In May 2017, ASU No. 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. An entity should account for the effects of a modification unless all of the following are met:
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
ASU No. 2017-12: “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”
In August 2017, ASU No. 2017-12 was issued to improve financial reporting of hedging activities to better portray the economic results of an entity’s risk management activities. The update provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.

The update addresses current GAAP designation limitations by permitting hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk as follows:
1. For a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset, an entity could designate as the hedged risk the variability in cash flows attributable to changes in a contractually specified component stated in the contract. The amendments remove the requirement in current GAAP that only the overall variability in cash flows or variability related to foreign currency risk could be designated as the hedged risk in a cash flow hedge of a nonfinancial asset.

2. For a cash flow hedge of interest rate risk of a variable-rate financial instrument, an entity could designate as the hedged risk the variability in cash flows attributable to the contractually specified interest rate. By eliminating the concept of benchmark interest rates for hedges of variable-rate instruments in current GAAP, the amendments remove the requirement to designate only the overall variability in cash flows as the hedged risk in a cash flow hedge of a variable-rate instrument indexed to a non-benchmark interest rate.
3. For a fair value hedge of interest rate risk, the amendments add the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate as an eligible benchmark interest rate in the United States in addition to those already permitted under current GAAP (the U.S. Treasury Rate, the London Interbank Offered Rate [LIBOR] Swap Rate, and the Fed Funds Effective Swap Rate [or Overnight Index Swap Rate]). This allows an entity that issues or invests in fixed-rate tax-exempt financial instruments to designate as the hedged risk changes in fair value attributable to interest rate risk related to the SIFMA Municipal Swap Rate rather than overall changes in fair value.
The amendments in this update provide further revisions to the current limitations on designation in a fair value hedge of interest rate risk. Specifically, the update changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk by providing four permissible accounting treatments.
In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this update also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The following recognition and presentation guidance for qualifying hedges is required:
1. For fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is presented in the same income statement line that is used to present the earnings effect of the hedged item. The timing of recognition of the change in fair value of a hedging instrument included in the assessment of hedge effectiveness is the same as under current GAAP, but the presentation of hedge results could change because current GAAP does not specify a required presentation of the change in fair value of the hedging instrument.
2. For cash flow and net investment hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income (for cash flow hedges) or in the currency translation adjustment section of other comprehensive income (for net investment hedges). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. The timing of recognition of the change in fair value of a hedging instrument could change relative to current GAAP because hedge ineffectiveness no longer is recognized in current period earnings. The presentation of hedge results also could change because current GAAP does not specify a required presentation of the change in fair value of the hedging instrument in the income statement.
Lastly, the guidance within this update provides exclusions from the hedge effectiveness assessment and five other targeted improvements to current guidance also related to the assessment of hedge effectiveness. Excluding option premiums and forward points will still be permissible under the new guidance. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018 and is not expected to have a significant impact on our operating results or financial statement disclosures.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$231	$1	$—	$232
States and political subdivisions	207,874	5,596	13	213,457
Auction rate money market preferred	3,200	—	28	3,172
Preferred stocks	3,800	—	149	3,651
Mortgage-backed securities	216,684	860	1,630	215,914
Collateralized mortgage obligations	116,679	600	780	116,499
Total	$548,468	$7,057	$2,600	$552,925

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,258	$3	$2	$10,259
States and political subdivisions	208,977	4,262	320	212,919
Auction rate money market preferred	3,200	—	406	2,794
Preferred stocks	3,800	—	375	3,425
Mortgage-backed securities	229,593	581	2,918	227,256
Collateralized mortgage obligations	101,820	600	977	101,443
Total	$557,648	$5,446	$4,998	$558,096
The amortized cost and fair value of AFS securities by contractual maturity at September 30, 2017 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$231	$—	$—	$—	$231
States and political subdivisions	25,689	73,810	75,598	32,777	—	207,874
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	216,684	216,684
Collateralized mortgage obligations	—	—	—	—	116,679	116,679
Total amortized cost	$25,689	$74,041	$75,598	$32,777	$340,363	$548,468
Fair value	$25,746	$76,105	$78,383	$33,455	$339,236	$552,925
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

A summary of the sales activity of AFS securities was as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Proceeds from sales of AFS securities	$—	$—	$12,827	$35,664
Gross realized gains (losses)	$—	$—	$142	$245
Applicable income tax expense (benefit)	$—	$—	$48	$83
The following information pertains to AFS securities with gross unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	September 30, 2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$—	$—	$—	$—	$—
States and political subdivisions	12	3,321	1	221	13
Auction rate money market preferred	—	—	28	3,172	28
Preferred stocks	—	—	149	3,651	149
Mortgage-backed securities	1,277	106,229	353	12,777	1,630
Collateralized mortgage obligations	331	33,969	449	15,303	780
Total	$1,620	$143,519	$980	$35,124	$2,600
Number of securities in an unrealized loss position:		35		13	48

	December 31, 2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$2	$9,936	$—	$—	$2
States and political subdivisions	311	21,800	9	355	320
Auction rate money market preferred	—	—	406	2,794	406
Preferred stocks	—	—	375	3,425	375
Mortgage-backed securities	2,918	175,212	—	—	2,918
Collateralized mortgage obligations	628	51,466	349	11,381	977
Total	$3,859	$258,414	$1,139	$17,955	$4,998
Number of securities in an unrealized loss position:		104		9	113
As of September 30, 2017 and December 31, 2016, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method

The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we recognized an OTTI of $770 in earnings for the year ended December 31, 2016. Based on analysis of this bond, there was no additional OTTI recognized as of September 30, 2017.
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of September 30, 2017 or December 31, 2016, with the exception of the one municipal bond discussed above.
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
For loans that are placed on nonaccrual status or charged-off, all interest accrued in the current calendar year, but not collected, is reversed against interest income while interest accrued in prior calendar years, but not collected, is charged against the ALLL. Loans may be returned to accrual status after six months of continuous performance and achievement of current payment status.
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

Our lending policies generally limit the maximum loan-to-value ratio on residential real estate loans to 100% of the lower of the appraised value of the property or the purchase price. Private mortgage insurance is typically required on loans with loan-to-value ratios in excess of 80% unless the loan qualifies for government guarantees.
Underwriting criteria for originated residential real estate loans generally include:

•	Evaluation of the borrower’s ability to make monthly payments.

•	Evaluation of the value of the property securing the loan.

•	Ensuring the payment of principal, interest, taxes, and hazard insurance does not exceed 28% of a borrower’s gross income.

•	Ensuring all debt servicing does not exceed 40% of income.

•	Verification of acceptable credit reports.

•	Verification of employment, income, and financial information.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended September 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2017	$1,978	$475	$2,598	$583	$1,966	$7,600
Charge-offs	(8)	—	(77)	(72)	—	(157)
Recoveries	134	—	41	33	—	208
Provision for loan losses	65	(40)	(71)	89	6	49
September 30, 2017	$2,169	$435	$2,491	$633	$1,972	$7,700

	Allowance for Loan Losses
	Nine Months Ended September 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(60)	—	(120)	(190)	—	(370)
Recoveries	322	—	140	123	—	585
Provision for loan losses	93	(449)	(193)	76	558	85
September 30, 2017	$2,169	$435	$2,491	$633	$1,972	$7,700

	Allowance for Loan Losses and Recorded Investment in Loans
	September 30, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$933	$—	$1,618	$—	$—	$2,551
Collectively evaluated for impairment	1,236	435	873	633	1,972	5,149
Total	$2,169	$435	$2,491	$633	$1,972	$7,700
Loans
Individually evaluated for impairment	$8,525	$10,976	$8,426	$18		$27,945
Collectively evaluated for impairment	611,610	122,022	263,054	52,913		1,049,599
Total	$620,135	$132,998	$271,480	$52,931		$1,077,544

	Allowance for Loan Losses
	Three Months Ended September 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
July 1, 2016	$2,119	$534	$3,130	$541	$1,276	$7,600
Charge-offs	—	—	(57)	(74)	—	(131)
Recoveries	118	—	153	43	—	314
Provision for loan losses	(367)	612	(452)	94	130	17
September 30, 2016	$1,870	$1,146	$2,774	$604	$1,406	$7,800

	Allowance for Loan Losses
	Nine Months Ended September 30, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(48)	—	(426)	(206)	—	(680)
Recoveries	396	92	248	159	—	895
Provision for loan losses	(649)	725	(378)	129	358	185
September 30, 2016	$1,870	$1,146	$2,774	$604	$1,406	$7,800

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$741	$1	$1,629	$—	$—	$2,371
Collectively evaluated for impairment	1,073	883	1,035	624	1,414	5,029
Total	$1,814	$884	$2,664	$624	$1,414	$7,400
Loans
Individually evaluated for impairment	$7,859	$5,545	$8,638	$26		$22,068
Collectively evaluated for impairment	567,805	120,947	257,412	42,383		988,547
Total	$575,664	$126,492	$266,050	$42,409		$1,010,615
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	September 30, 2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$25	$227	$—	$252	$—	$—	$—	$252
2 - High quality	6,736	10,474	—	17,210	3,088	1,001	4,089	21,299
3 - High satisfactory	117,596	41,844	22,834	182,274	21,743	9,822	31,565	213,839
4 - Low satisfactory	327,648	77,519	—	405,167	48,902	21,363	70,265	475,432
5 - Special mention	4,402	1,912	—	6,314	11,206	9,115	20,321	26,635
6 - Substandard	6,303	2,402	—	8,705	3,861	1,912	5,773	14,478
7 - Vulnerable	210	3	—	213	488	497	985	1,198
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$462,920	$134,381	$22,834	$620,135	$89,288	$43,710	$132,998	$753,133

	December 31, 2016
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$28	$438	$—	$466	$—	$—	$—	$466
2 - High quality	11,821	12,091	19,688	43,600	3,566	1,426	4,992	48,592
3 - High satisfactory	103,529	41,982	—	145,511	21,657	11,388	33,045	178,556
4 - Low satisfactory	299,317	74,432	—	373,749	48,955	22,715	71,670	445,419
5 - Special mention	3,781	1,178	—	4,959	6,009	3,085	9,094	14,053
6 - Substandard	5,901	1,474	—	7,375	3,650	3,508	7,158	14,533
7 - Vulnerable	4	—	—	4	—	533	533	537
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$424,381	$131,595	$19,688	$575,664	$83,837	$42,655	$126,492	$702,156

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

Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	September 30, 2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$466	$—	$—	$211	$677	$462,243	$462,920
Commercial other	823	29	—	3	855	133,526	134,381
Advances to mortgage brokers	—	—	—	—	—	22,834	22,834
Total commercial	1,289	29	—	214	1,532	618,603	620,135
Agricultural
Agricultural real estate	—	—	590	488	1,078	88,210	89,288
Agricultural other	490	3	—	497	990	42,720	43,710
Total agricultural	490	3	590	985	2,068	130,930	132,998
Residential real estate
Senior liens	1,514	—	56	383	1,953	225,215	227,168
Junior liens	8	—	—	23	31	7,348	7,379
Home equity lines of credit	217	—	—	—	217	36,716	36,933
Total residential real estate	1,739	—	56	406	2,201	269,279	271,480
Consumer
Secured	39	11	—	—	50	49,027	49,077
Unsecured	2	—	—	—	2	3,852	3,854
Total consumer	41	11	—	—	52	52,879	52,931
Total	$3,559	$43	$646	$1,605	$5,853	$1,071,691	$1,077,544

	December 31, 2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,580	$—	$35	$4	$1,619	$422,762	$424,381
Commercial other	1,693	35	—	—	1,728	129,867	131,595
Advances to mortgage brokers	—	—	—	—	—	19,688	19,688
Total commercial	3,273	35	35	4	3,347	572,317	575,664
Agricultural
Agricultural real estate	191	—	508	—	699	83,138	83,837
Agricultural other	19	—	—	533	552	42,103	42,655
Total agricultural	210	—	508	533	1,251	125,241	126,492
Residential real estate
Senior liens	1,638	174	22	498	2,332	216,681	219,013
Junior liens	15	—	—	25	40	8,317	8,357
Home equity lines of credit	270	6	68	—	344	38,336	38,680
Total residential real estate	1,923	180	90	523	2,716	263,334	266,050
Consumer
Secured	110	—	—	—	110	38,582	38,692
Unsecured	5	—	—	—	5	3,712	3,717
Total consumer	115	—	—	—	115	42,294	42,409
Total	$5,521	$215	$633	$1,060	$7,429	$1,003,186	$1,010,615
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	September 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$4,209	$4,328	$766	$5,811	$5,992	$716
Commercial other	2,239	2,239	167	1,358	1,358	25
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	134	134	1
Residential real estate senior liens	8,273	8,903	1,605	8,464	9,049	1,615
Residential real estate junior liens	70	70	13	72	82	14
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total impaired loans with a valuation allowance	14,791	15,540	2,551	15,839	16,615	2,371
Impaired loans without a valuation allowance
Commercial real estate	1,988	2,062		604	617
Commercial other	89	89		86	97
Agricultural real estate	7,834	7,834		4,037	4,037
Agricultural other	3,142	3,142		1,374	1,374
Home equity lines of credit	83	383		102	402
Consumer secured	18	18		26	26
Total impaired loans without a valuation allowance	13,154	13,528		6,229	6,553
Impaired loans
Commercial	8,525	8,718	933	7,859	8,064	741
Agricultural	10,976	10,976	—	5,545	5,545	1
Residential real estate	8,426	9,356	1,618	8,638	9,533	1,629
Consumer	18	18	—	26	26	—
Total impaired loans	$27,945	$29,068	$2,551	$22,068	$23,168	$2,371

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended September 30
	2017		2016
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,636	$68	$5,699	$90
Commercial other	1,669	28	746	2
Agricultural real estate	—	—	181	4
Agricultural other	—	—	67	1
Residential real estate senior liens	8,333	79	8,896	85
Residential real estate junior liens	73	1	105	—
Home equity lines of credit	35	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	14,746	176	15,694	182
Impaired loans without a valuation allowance
Commercial real estate	1,546	31	705	10
Commercial other	93	2	67	2
Agricultural real estate	7,830	98	3,360	42
Agricultural other	3,221	39	767	11
Home equity lines of credit	86	5	112	4
Consumer secured	19	—	31	1
Total impaired loans without a valuation allowance	12,795	175	5,042	70
Impaired loans
Commercial	7,944	129	7,217	104
Agricultural	11,051	137	4,375	58
Residential real estate	8,527	85	9,113	89
Consumer	19	—	31	1
Total impaired loans	$27,541	$351	$20,736	$252

	Nine Months Ended September 30
	2017		2016
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,765	$225	$5,748	$259
Commercial other	1,363	75	298	5
Agricultural real estate	—	—	91	6
Agricultural other	22	—	78	1
Residential real estate senior liens	8,379	245	9,439	278
Residential real estate junior liens	75	2	126	2
Home equity lines of credit	23	—	—	—
Consumer secured	—	—	—	—
Total impaired loans with a valuation allowance	14,627	547	15,780	551
Impaired loans without a valuation allowance
Commercial real estate	1,483	83	995	57
Commercial other	109	6	92	6
Agricultural real estate	5,936	218	3,454	130
Agricultural other	2,353	85	574	27
Home equity lines of credit	115	15	118	12
Consumer secured	22	—	33	3
Total impaired loans without a valuation allowance	10,018	407	5,266	235
Impaired loans
Commercial	7,720	389	7,133	327
Agricultural	8,311	303	4,197	164
Residential real estate	8,592	262	9,683	292
Consumer	22	—	33	3
Total impaired loans	$24,645	$954	$21,046	$786
We had committed to advance $125 and $117 in connection with impaired loans, which includes TDRs, as of September 30, 2017 and December 31, 2016, respectively.
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
•Agreeing to an interest only payment structure and delaying principal payments.
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession was not granted.

•	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended September 30
	2017			2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$1,385	$1,385	1	$1,315	$1,315
Agricultural other	—	—	—	2	319	319
Residential real estate
Senior liens	2	179	179	—	—	—
Junior liens	—	—	—	—	—	—
Total residential real estate	2	179	179	—	—	—
Consumer unsecured	—	—	—	—	—	—
Total	5	$1,564	$1,564	3	$1,634	$1,634

	Nine Months Ended September 30
	2017			2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	6	$1,698	$1,698	1	$1,315	$1,315
Agricultural other	7	5,445	5,445	5	520	520
Residential real estate
Senior liens	5	434	434	2	26	26
Junior liens	1	8	8	—	—	—
Total residential real estate	6	442	442	2	26	26
Consumer unsecured	—	—	—	1	2	2
Total	19	$7,585	$7,585	9	$1,863	$1,863
The following tables summarize concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended September 30
	2017				2016
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	3	$1,385	—	$—	1	$1,315
Agricultural other	—	—	—	—	1	14	1	305
Residential real estate
Senior liens	—	—	2	179	—	—	—	—
Junior liens	—	—	—	—	—	—	—	—
Total residential real estate	—	—	2	179	—	—	—	—
Consumer unsecured	—	—	—	—	—	—	—	—
Total	—	$—	5	$1,564	1	$14	2	$1,620

	Nine Months Ended September 30
	2017				2016
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	6	$1,698	—	$—	1	$1,315
Agricultural other	4	1,349	3	4,096	1	14	4	506
Residential real estate
Senior liens	—	—	5	434	2	26	—	—
Junior liens	1	8	—	—	—	—	—	—
Total residential real estate	1	8	5	434	2	26	—	—
Consumer unsecured	—	—	—	—	—	—	1	2
Total	5	$1,357	14	$6,228	3	$40	6	$1,823
We did not restructure any loans by forgiving principal or accrued interest in the three and nine month periods ended September 30, 2017 or 2016.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three and nine month periods ended September 30, 2017 and September 30, 2016 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	September 30, 2017	December 31, 2016
TDRs	$27,259	$21,382
Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	September 30 2017	December 31 2016
FHLB Stock	$13,700	$11,900
Corporate Settlement Solutions, LLC	7,428	7,461
FRB Stock	1,999	1,999
Other	334	334
Total	$23,461	$21,694

Note 7 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets as of:

	September 30 2017	December 31 2016
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$20	$18
All other foreclosed assets	220	213
Total	$240	$231
There were $260 and $18 of consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of September 30, 2017 and December 31, 2016.
Below is a summary of changes in foreclosed assets during the:

	Three Months Ended September 30
	2017	2016
Balance, July 1	$229	$249
Properties transferred	118	95
Impairments	(2)	—
Proceeds from sale	(105)	(60)
Balance, September 30	$240	$284

	Nine Months Ended September 30
	2017	2016
Balance, January 1	$231	$421
Properties transferred	214	211
Impairments	(2)	—
Proceeds from sale	(203)	(348)
Balance, September 30	$240	$284
Note 8 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
FHLB advances	$310,000	1.83%	$270,000	1.82%
Securities sold under agreements to repurchase without stated maturity dates	54,977	0.12%	60,894	0.13%
Federal funds purchased	2,050	1.39%	6,800	1.00%
Total	$367,027	1.57%	$337,694	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Fixed rate due 2017	$40,000	1.13%	$70,000	1.39%
Fixed rate due 2018	50,000	2.16%	50,000	2.16%
Fixed rate due 2019	85,000	1.87%	60,000	1.99%
Fixed rate due 2020	35,000	1.52%	10,000	1.98%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 [1]	10,000	1.61%	10,000	1.21%
Fixed rate due 2022	20,000	1.97%	—	—%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$310,000	1.83%	$270,000	1.82%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $54,996 and $60,918 at September 30, 2017 and December 31, 2016, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances.

	Three Months Ended September 30
	2017			2016
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,464	$53,846	0.13%	$56,057	$54,446	0.13%
Federal funds purchased	3,815	1,474	1.20%	20,600	8,848	0.69%
FRB Discount Window	—	82	1.60%	—	—	—%

	Nine Months Ended September 30
	2017			2016
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,464	$55,051	0.13%	$61,783	$57,159	0.13%
Federal funds purchased	5,965	3,280	1.13%	20,600	8,614	0.69%
FRB Discount Window	—	57	1.54%	—	—	—%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	September 30 2017	December 31 2016
Pledged to secure borrowed funds	$416,279	$363,427
Pledged to secure repurchase agreements	54,996	60,918
Pledged for public deposits and for other purposes necessary or required by law	29,774	33,916
Total	$501,049	$458,261

AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	September 30 2017	December 31 2016
States and political subdivisions	$4,256	$5,676
Mortgage-backed securities	15,419	11,383
Collateralized mortgage obligations	35,321	43,859
Total	$54,996	$60,918
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities to pledge to satisfy required collateral.
As of September 30, 2017, we had the ability to borrow up to an additional $114,839, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	September 30, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.6	$10,000	Other Assets	$215

	December 31, 2016
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.3	$10,000	Other Assets	$248
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

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
ATM and debit card fees	$253	$210	$873	$627
Audit and related fees	322	319	757	664
Consulting fees	259	198	672	567
Director fees	212	207	634	630
Loan underwriting fees	237	142	546	377
Donations and community relations	190	134	488	399
FDIC insurance premiums	172	224	480	646
Marketing costs	172	101	361	359
Education and travel	143	73	332	309
Printing and supplies	110	105	320	325
Postage and freight	85	96	304	293
All other	438	486	1,427	1,692
Total other	$2,593	$2,295	$7,194	$6,888
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Income taxes at 34% statutory rate	$1,458	$1,481	$4,317	$4,036
Effect of nontaxable income
Interest income on tax exempt municipal securities	(452)	(457)	(1,361)	(1,400)
Earnings on corporate owned life insurance policies	(60)	(62)	(183)	(192)
Effect of tax credits	(186)	(188)	(566)	(575)
Other	(18)	(19)	(54)	(55)
Total effect of nontaxable income	(716)	(726)	(2,164)	(2,222)
Effect of nondeductible expenses	8	8	27	41
Federal income tax expense	$750	$763	$2,180	$1,855

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
We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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
The following tables list the quantitative fair value information about impaired loans as of:

	September 30, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 45%
		Accounts receivable	50%
Discounted value	$16,158	Cash crop inventory	30% - 40%
		Other inventory	50% - 75%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 45%
Discounted value	$9,166	Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	45%
Collateral discount rates may have ranges to accommodate differences in the age of the independent appraisal, broker price opinion, or internal evaluation.
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	September 30, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
Discounted value	$240	Real Estate	20% - 30%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
Discounted value	$231	Real Estate	20% - 30%
Collateral discount rates may have ranges to accommodate differences in the age of the independent appraisal, broker price opinion, or internal evaluations.
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	September 30, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$21,067	$21,067	$21,067	$—	$—
Mortgage loans AFS	1,237	1,245	—	1,245	—
Gross loans	1,077,544	1,056,912	—	—	1,056,912
Less allowance for loan and lease losses	7,700	7,700	—	—	7,700
Net loans	1,069,844	1,049,212	—	—	1,049,212
Accrued interest receivable	7,388	7,388	7,388	—	—
Equity securities without readily determinable fair values (1)	23,461	N/A	—	—	—
OMSR	2,413	2,413	—	2,413	—
LIABILITIES
Deposits without stated maturities	791,567	791,567	791,567	—	—
Deposits with stated maturities	424,495	423,536	—	423,536	—
Borrowed funds	367,027	367,873	—	367,873	—
Accrued interest payable	633	633	633	—	—

	December 31, 2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$22,894	$22,894	$22,894	$—	$—
Mortgage loans AFS	1,816	1,836	—	1,836	—
Gross loans	1,010,615	991,009	—	—	991,009
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	1,003,215	983,609	—	—	983,609
Accrued interest receivable	6,580	6,580	6,580	—	—
Equity securities without readily determinable fair values (1)	21,694	N/A	—	—	—
OMSR	2,306	2,306	—	2,306	—
LIABILITIES
Deposits without stated maturities	761,626	761,626	761,626	—	—
Deposits with stated maturities	433,414	430,088	—	430,088	—
Borrowed funds	337,694	336,975	—	336,975	—
Accrued interest payable	574	574	574	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$232	$—	$232	$—	$10,259	$—	$10,259	$—
States and political subdivisions	213,457	—	213,457	—	212,919	—	212,919	—
Auction rate money market preferred	3,172	—	3,172	—	2,794	—	2,794	—
Preferred stocks	3,651	3,651	—	—	3,425	3,425	—	—
Mortgage-backed securities	215,914	—	215,914	—	227,256	—	227,256	—
Collateralized mortgage obligations	116,499	—	116,499	—	101,443	—	101,443	—
Total AFS securities	552,925	3,651	549,274	—	558,096	3,425	554,671	—
Derivative instruments	215	—	215	—	248	—	248	—
Nonrecurring items
Impaired loans (net of the ALLL)	16,158	—	—	16,158	9,166	—	—	9,166
Foreclosed assets	240	—	—	240	231	—	—	231
Total	$569,538	$3,651	$549,489	$16,398	$567,741	$3,425	$554,919	$9,397
Percent of assets and liabilities measured at fair value		0.64%	96.48%	2.88%		0.60%	97.74%	1.66%
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of September 30, 2017. Foreclosed assets, which are recorded at fair value with changes in fair value recognized through earnings on a nonrecurring basis, were written down to $240 as of September 30, 2017 which resulted in an impairment recorded through earnings in the amount of $2 for the nine month period ended September 30, 2017. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of September 30, 2017.

Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended September 30
	2017				2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, July 1	$2,923	$135	$(2,972)	$86	$10,982	$(100)	$(3,315)	$7,567
OCI before reclassifications	(96)	11	—	(85)	(2,548)	91	—	(2,457)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Subtotal	(96)	11	—	(85)	(2,548)	91	—	(2,457)
Tax effect	54	(4)	—	50	937	(31)	—	906
OCI, net of tax	(42)	7	—	(35)	(1,611)	60	—	(1,551)
Balance, September 30	$2,881	$142	$(2,972)	$51	$9,371	$(40)	$(3,315)	$6,016

	Nine Months Ended September 30
	2017				2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$30	$164	$(2,972)	$(2,778)	$3,536	$—	$(3,315)	$221
OCI before reclassifications	4,151	(33)	—	4,118	8,793	(61)	—	8,732
Amounts reclassified from AOCI	(142)	—	—	(142)	(245)	—	—	(245)
Subtotal	4,009	(33)	—	3,976	8,548	(61)	—	8,487
Tax effect	(1,158)	11	—	(1,147)	(2,713)	21	—	(2,692)
OCI, net of tax	2,851	(22)	—	2,829	5,835	(40)	—	5,795
Balance, September 30	$2,881	$142	$(2,972)	$51	$9,371	$(40)	$(3,315)	$6,016
Included in OCI for the three and nine month periods ended September 30, 2017 and 2016 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended September 30
	2017			2016
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$63	$(159)	$(96)	$208	$(2,756)	$(2,548)
Reclassification adjustment for net realized (gains) losses included in net income	—	—	—	—	—	—
Net unrealized gains (losses)	63	(159)	(96)	208	(2,756)	(2,548)
Tax effect	—	54	54	—	937	937
Unrealized gains (losses), net of tax	$63	$(105)	$(42)	$208	$(1,819)	$(1,611)

	Nine Months Ended September 30
	2017			2016
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$604	$3,547	$4,151	$568	$8,225	$8,793
Reclassification adjustment for net realized (gains) losses included in net income	—	(142)	(142)	—	(245)	(245)
Net unrealized gains (losses)	604	3,405	4,009	568	7,980	8,548
Tax effect	—	(1,158)	(1,158)	—	(2,713)	(2,713)
Unrealized gains (losses), net of tax	$604	$2,247	$2,851	$568	$5,267	$5,835

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	September 30 2017	December 31 2016
ASSETS
Cash on deposit at the Bank	$945	$1,297
AFS securities	—	251
Investments in subsidiaries	146,138	138,549
Premises and equipment	1,961	1,991
Other assets	52,795	52,846
TOTAL ASSETS	$201,839	$194,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,376	$7,035
Shareholders' equity	196,463	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$201,839	$194,934
Interim Condensed Statements of Income

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Income
Dividends from subsidiaries	$2,900	$2,000	$7,200	$5,600
Interest income	—	3	2	11
Management fee and other	1,660	1,680	4,901	4,962
Total income	4,560	3,683	12,103	10,573
Expenses
Compensation and benefits	1,118	1,196	3,608	3,580
Occupancy and equipment	456	438	1,332	1,281
Audit and related fees	148	193	412	389
Other	556	427	1,731	1,561
Total expenses	2,278	2,254	7,083	6,811
Income before income tax benefit and equity in undistributed earnings of subsidiaries	2,282	1,429	5,020	3,762
Federal income tax benefit	209	199	737	616
Income before equity in undistributed earnings of subsidiaries	2,491	1,628	5,757	4,378
Undistributed earnings of subsidiaries	1,045	1,965	4,759	5,639
Net income	$3,536	$3,593	$10,516	$10,017

Interim Condensed Statements of Cash Flows

	Nine Months Ended September 30
	2017	2016
Operating activities
Net income	$10,516	$10,017
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(4,759)	(5,639)
Undistributed earnings of equity securities without readily determinable fair values	33	(287)
Share-based payment awards under equity compensation plan	502	443
Depreciation	116	117
Changes in operating assets and liabilities which provided (used) cash
Other assets	19	177
Accrued interest and other liabilities	(1,659)	(2,575)
Net cash provided by (used in) operating activities	4,768	2,253
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	249	—
Purchases of premises and equipment	(86)	(86)
Net cash provided by (used in) investing activities	163	(86)
Financing activities
Cash dividends paid on common stock	(5,950)	(5,697)
Proceeds from the issuance of common stock	4,999	3,683
Common stock repurchased	(4,005)	(2,749)
Common stock purchased for deferred compensation obligations	(327)	(279)
Net cash provided by (used in) financing activities	(5,283)	(5,042)
Increase (decrease) in cash and cash equivalents	(352)	(2,875)
Cash and cash equivalents at beginning of period	1,297	4,125
Cash and cash equivalents at end of period	$945	$1,250
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of September 30, 2017 and 2016 and each of the three and nine month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three and nine month periods ended September 30, 2017 and 2016. This analysis should be read in conjunction with our 2016 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three and nine months ended September 30, 2017, we reported net income of $3,536 and $10,516 and earnings per common share of $0.45 and $1.34, respectively. Net income and earnings per common share for the same periods of 2016 were $3,593 and $10,017 and $0.46 and $1.28, respectively. The increase in year-to-date earnings was primarily driven by interest income which increased $3,429 for the first nine months of 2017 in comparison to the same period in 2016. Increased interest income resulted primarily from strong loan growth during the past year.
During the nine month period ended September 30, 2017, total assets grew by 3.45% to $1,791,967, and assets under management increased to $2,528,385 which includes loans sold and serviced, and assets managed by our Investment and Trust Services Department of $736,418. Total loans increased by $66,929 from December 31, 2016 which was largely driven by growth of $44,471 in the commercial loan portfolio. The growth in the loan portfolio was funded by an increase of $21,022 in deposits since December 31, 2016, with the remainder being funded through additional borrowed funds.
Our net yield on interest earning assets (FTE) remained low at 3.03% for the nine month period ended September 30, 2017. The growth in net interest income will increase primarily through continued growth in a strategic mix of loans, investments, and other income earning assets. We do not anticipate that the Federal Reserve Bank will increase short term interest rates significantly in the near future; therefore, we anticipate marginal improvements in our net yield on interest earning assets in the short term. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, investment and trust services, and in deposits while managing operating costs.
Reclassifications: Certain amounts reported in the 2016 consolidated financial statements have been reclassified to conform with the 2017 presentation.

Results of Operations

The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
INCOME STATEMENT DATA
Interest income	$14,976	$14,498	$13,861	$13,760	$13,607
Interest expense	3,200	3,028	2,831	2,826	2,747
Net interest income	11,776	11,470	11,030	10,934	10,860
Provision for loan losses	49	9	27	(320)	17
Noninterest income	2,698	2,788	2,616	3,187	2,946
Noninterest expenses	10,139	9,507	9,951	10,166	9,433
Federal income tax expense	750	898	532	493	763
Net Income	$3,536	$3,844	$3,136	$3,782	$3,593
PER SHARE
Basic earnings	$0.45	$0.49	$0.40	$0.48	$0.46
Diluted earnings	$0.44	$0.48	$0.39	$0.47	$0.45
Dividends	$0.26	$0.25	$0.25	$0.25	$0.25
Tangible book value*	$18.82	$18.62	$18.34	$18.16	$17.93
Quoted market value
High	$29.10	$28.45	$29.00	$28.35	$28.08
Low	$27.65	$27.60	$27.60	$27.60	$27.60
Close*	$29.00	$28.00	$27.60	$27.85	$27.70
Common shares outstanding*	7,856,664	7,862,553	7,843,120	7,821,069	7,833,481
PERFORMANCE RATIOS
Return on average total assets	0.79%	0.87%	0.72%	0.88%	0.85%
Return on average shareholders' equity	7.11%	7.85%	6.56%	7.77%	7.27%
Return on average tangible shareholders' equity	9.61%	10.59%	8.77%	10.70%	10.28%
Net interest margin yield (FTE)	3.08%	3.03%	2.99%	3.01%	3.05%
BALANCE SHEET DATA*
Gross loans	$1,077,544	$1,048,497	$1,012,920	$1,010,615	$989,366
AFS securities	$552,925	$567,862	$590,114	$558,096	$564,229
Total assets	$1,791,967	$1,777,298	$1,760,860	$1,732,151	$1,706,498
Deposits	$1,216,062	$1,210,152	$1,231,061	$1,195,040	$1,175,833
Borrowed funds	$367,027	$360,940	$327,375	$337,694	$325,409
Shareholders' equity	$196,463	$195,070	$190,976	$187,899	$195,184
Gross loans to deposits	88.61%	86.64%	82.28%	84.57%	84.14%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$268,817	$269,595	$270,217	$272,882	$275,037
Assets managed by our Investment and Trust Services Department	$467,601	$454,294	$444,749	$427,693	$424,573
Total assets under management	$2,528,385	$2,501,187	$2,475,826	$2,432,726	$2,406,108
ASSET QUALITY*
Nonperforming loans to gross loans	0.21%	0.26%	0.24%	0.17%	0.16%
Nonperforming assets to total assets	0.14%	0.17%	0.15%	0.11%	0.11%
ALLL to gross loans	0.71%	0.72%	0.74%	0.73%	0.79%
CAPITAL RATIOS*
Shareholders' equity to assets	10.96%	10.98%	10.85%	10.85%	11.44%
Tier 1 leverage	8.50%	8.50%	8.54%	8.56%	8.59%
Common equity tier 1 capital	12.20%	12.43%	12.49%	12.39%	12.41%
Tier 1 risk-based capital	12.20%	12.43%	12.49%	12.39%	12.41%
Total risk-based capital	12.84%	13.07%	13.14%	13.04%	13.10%
* At end of period

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the nine month periods ended:

	September 30 2017	September 30 2016	September 30 2015	September 30 2014	September 30 2013
INCOME STATEMENT DATA
Interest income	$43,335	$39,906	$38,479	$38,118	$37,695
Interest expense	9,059	8,039	7,586	7,466	8,338
Net interest income	34,276	31,867	30,893	30,652	29,357
Provision for loan losses	85	185	(1,999)	(604)	866
Noninterest income	8,102	7,921	7,858	6,899	8,045
Noninterest expenses	29,597	27,731	26,166	26,180	25,057
Federal income tax expense	2,180	1,855	2,750	1,696	1,893
Net Income	$10,516	$10,017	$11,834	$10,279	$9,586
PER SHARE
Basic earnings	$1.34	$1.28	$1.52	$1.33	$1.25
Diluted earnings	$1.31	$1.25	$1.49	$1.30	$1.22
Dividends	$0.76	$0.73	$0.70	$0.66	$0.63
Tangible book value*	$18.82	$17.93	$17.06	$16.33	$15.43
Quoted market value
High	$29.10	$29.90	$23.85	$24.00	$26.00
Low	$27.60	$27.25	$22.00	$21.73	$21.55
Close*	$29.00	$27.70	$23.69	$23.60	$24.85
Common shares outstanding*	7,856,664	7,833,481	7,765,333	7,740,730	7,709,781
PERFORMANCE RATIOS
Return on average total assets	0.79%	0.80%	1.00%	0.90%	0.89%
Return on average shareholders' equity	7.18%	6.90%	8.80%	8.13%	7.84%
Return on average tangible shareholders' equity	9.67%	9.68%	12.06%	10.95%	11.02%
Net interest margin yield (FTE)	3.03%	3.00%	3.12%	3.20%	3.22%
BALANCE SHEET DATA*
Gross loans	$1,077,544	$989,366	$836,671	$825,238	$810,335
AFS securities	$552,925	$564,229	$628,612	$575,080	$501,057
Total assets	$1,791,967	$1,706,498	$1,619,250	$1,553,974	$1,459,341
Deposits	$1,216,062	$1,175,833	$1,128,003	$1,081,890	$1,023,931
Borrowed funds	$367,027	$325,409	$297,610	$290,438	$266,001
Shareholders' equity	$196,463	$195,184	$182,998	$172,076	$161,305
Gross loans to deposits	88.61%	84.14%	74.17%	76.28%	79.14%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$268,817	$275,037	$289,268	$290,697	$294,999
Assets managed by our Investment and Trust Services Department	$467,601	$424,573	$392,124	$374,878	$351,505
Total assets under management	$2,528,385	$2,406,108	$2,300,642	$2,219,549	$2,105,845
ASSET QUALITY*
Nonperforming loans to gross loans	0.21%	0.16%	0.10%	0.56%	0.53%
Nonperforming assets to total assets	0.14%	0.11%	0.09%	0.37%	0.37%
ALLL to gross loans	0.71%	0.79%	0.98%	1.26%	1.44%
CAPITAL RATIOS*
Shareholders' equity to assets	10.96%	11.44%	11.30%	11.07%	11.05%
Tier 1 leverage	8.50%	8.59%	8.54%	8.47%	8.45%
Common equity tier 1 capital	12.20%	12.41%	13.57%	N/A	N/A
Tier 1 risk-based capital	12.20%	12.41%	13.57%	13.86%	13.75%
Total risk-based capital	12.84%	13.10%	14.20%	15.11%	15.00%
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

	Three Months Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,062,439	$11,297	4.25%	$1,028,875	$10,685	4.15%	$948,465	$9,965	4.20%
Taxable investment securities	353,266	2,075	2.35%	374,156	2,226	2.38%	365,612	2,037	2.23%
Nontaxable investment securities	202,180	2,302	4.55%	206,668	2,314	4.48%	203,236	2,312	4.55%
Fed Funds Sold	4	—	—%	95	—	—%	—	—	—%
Other	27,086	198	2.92%	23,299	174	2.99%	25,134	194	3.09%
Total earning assets	1,644,975	15,872	3.86%	1,633,093	15,399	3.77%	1,542,447	14,508	3.76%
NONEARNING ASSETS
Allowance for loan losses	(7,632)			(7,554)			(7,731)
Cash and demand deposits due from banks	19,919			18,425			18,672
Premises and equipment	28,859			28,895			28,865
Accrued income and other assets	101,417			99,468			104,125
Total assets	$1,787,538			$1,772,327			$1,686,378
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$218,570	$64	0.12%	$209,638	$55	0.10%	$203,994	$41	0.08%
Savings deposits	360,689	303	0.34%	360,870	259	0.29%	330,872	178	0.22%
Time deposits	428,758	1,348	1.26%	436,716	1,301	1.19%	433,591	1,277	1.18%
Borrowed funds	361,706	1,485	1.64%	356,096	1,413	1.59%	314,218	1,251	1.59%
Total interest bearing liabilities	1,369,723	3,200	0.93%	1,363,320	3,028	0.89%	1,282,675	2,747	0.86%
NONINTEREST BEARING LIABILITIES
Demand deposits	208,078			202,597			196,682
Other	10,763			10,579			9,332
Shareholders’ equity	198,974			195,831			197,689
Total liabilities and shareholders’ equity	$1,787,538			$1,772,327			$1,686,378
Net interest income (FTE)		$12,672			$12,371			$11,761
Net yield on interest earning assets (FTE)			3.08%			3.03%			3.05%

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,029,824	$32,102	4.16%	$900,021	$28,320	4.20%
Taxable investment securities	363,851	6,452	2.36%	405,722	6,740	2.21%
Nontaxable investment securities	204,728	6,929	4.51%	207,769	7,091	4.55%
Fed Funds Sold	823	4	0.65%	—	—	—%
Other	25,796	543	2.81%	25,208	509	2.69%
Total earning assets	1,625,022	46,030	3.78%	1,538,720	42,660	3.70%
NONEARNING ASSETS
Allowance for loan losses	(7,556)			(7,576)
Cash and demand deposits due from banks	19,003			18,130
Premises and equipment	28,996			28,495
Accrued income and other assets	99,537			102,072
Total assets	$1,765,002			$1,679,841
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$213,960	$172	0.11%	$205,444	$123	0.08%
Savings deposits	358,544	784	0.29%	337,863	466	0.18%
Time deposits	433,799	3,914	1.20%	427,441	3,724	1.16%
Borrowed funds	348,846	4,189	1.60%	315,061	3,726	1.58%
Total interest bearing liabilities	1,355,149	9,059	0.89%	1,285,809	8,039	0.83%
NONINTEREST BEARING LIABILITIES
Demand deposits	203,784			191,082
Other	10,729			9,435
Shareholders’ equity	195,340			193,515
Total liabilities and shareholders’ equity	$1,765,002			$1,679,841
Net interest income (FTE)		$36,971			$34,621
Net yield on interest earning assets (FTE)			3.03%			3.00%
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

	Three Months Ended September 30, 2017 Compared to June 30, 2017 Increase (Decrease) Due to			Three Months Ended September 30, 2017 Compared to September 30, 2016 Increase (Decrease) Due to			Nine Months Ended September 30, 2017 Compared to September 30, 2016 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$353	$259	$612	$1,211	$121	$1,332	$4,049	$(267)	$3,782
Taxable investment securities	(123)	(28)	(151)	(70)	108	38	(724)	436	(288)
Nontaxable investment securities	(51)	39	(12)	(12)	2	(10)	(103)	(59)	(162)
Fed Funds Sold	—	—	—	—	—	—	4	—	4
Other	28	(4)	24	15	(11)	4	12	22	34
Total changes in interest income	207	266	473	1,144	220	1,364	3,238	132	3,370
Changes in interest expense
Interest bearing demand deposits	2	7	9	3	20	23	5	44	49
Savings deposits	—	44	44	17	108	125	30	288	318
Time deposits	(24)	71	47	(14)	85	71	56	134	190
Borrowed funds	23	49	72	194	40	234	405	58	463
Total changes in interest expense	1	171	172	200	253	453	496	524	1,020
Net change in interest margin (FTE)	$206	$95	$301	$944	$(33)	$911	$2,742	$(392)	$2,350
While our net yield on interest earning assets increased during the quarter, yields continue to be at low levels. The persistent low interest rate environment coupled with a high concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin. While we do not anticipate significant improvement in our net yield on interest earning assets, we do expect marginal improvement as a result of loan growth throughout 2017.

	Average Yield / Rate for the Three Month Periods Ended:
	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Total earning assets	3.86%	3.77%	3.70%	3.73%	3.76%
Total interest bearing liabilities	0.93%	0.89%	0.85%	0.87%	0.86%
Net yield on interest earning assets (FTE)	3.08%	3.03%	2.99%	3.01%	3.05%

	Quarter to Date Net Interest Income (FTE)
	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Total interest income (FTE)	$15,872	$15,399	$14,759	$14,642	$14,508
Total interest expense	3,200	3,028	2,831	2,826	2,747
Net interest income (FTE)	$12,672	$12,371	$11,928	$11,816	$11,761

Allowance for Loan and Lease Losses
The viability of any financial institution is ultimately determined by its management of credit risk. Loans represent our single largest concentration of risk. The ALLL is our estimation of incurred losses within the existing loan portfolio. We allocate the ALLL throughout the loan portfolio based on our assessment of the underlying risks associated with each loan segment. Our assessments include allocations based on specific impairment valuation allowances, historical charge-offs, internally assigned credit risk ratings, and past due and nonaccrual balances. A portion of the ALLL is not allocated to any one loan segment, but is instead a representation of other qualitative risks that reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
ALLL at beginning of period	$7,600	$7,600	$7,400	$7,400
Charge-offs
Commercial and agricultural	8	—	60	48
Residential real estate	77	57	120	426
Consumer	72	74	190	206
Total charge-offs	157	131	370	680
Recoveries
Commercial and agricultural	134	118	322	488
Residential real estate	41	153	140	248
Consumer	33	43	123	159
Total recoveries	208	314	585	895
Net loan charge-offs (recoveries)	(51)	(183)	(215)	(215)
Provision for loan losses	49	17	85	185
ALLL at end of period	$7,700	$7,800	$7,700	$7,800
Net loan charge-offs (recoveries) to average loans outstanding	—%	(0.02)%	(0.02)%	(0.02)%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Total charge-offs	$157	$69	$144	$236	$131
Total recoveries	208	160	217	156	314
Net loan charge-offs (recoveries)	(51)	(91)	(73)	80	(183)
Net loan charge-offs (recoveries) to average loans outstanding	—%	(0.01)%	(0.01)%	0.01%	(0.02)%
Provision for loan losses	$49	$9	$27	$(320)	$17
Provision for loan losses to average loans outstanding	—%	—%	—%	(0.03)%	—%
ALLL	$7,700	$7,600	$7,500	$7,400	$7,800
ALLL as a % of loans at end of period	0.71%	0.72%	0.74%	0.73%	0.79%
Net loan recoveries and the continuation of strong credit quality indicators have resulted in a reduction of the required ALLL as a percentage of loans over the past year. During this time, credit quality indicators, specifically historical loss factors, remain strong and have led to lower levels of required reserves. While the ALLL as a percentage of loans has declined, the balance of the ALLL has increased in recent periods as a result of our strong loan growth. The addition of advances to mortgage brokers contributed to the overall decline in the level of ALLL to gross loans as there are no historical losses requiring reserves. While these advances contribute to other qualitative factors, the impact is not significant on the required level of the ALLL.

The following table illustrates our changes within the two main components of the ALLL as of:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
ALLL
Individually evaluated for impairment	$2,551	$2,455	$2,381	$2,371	$2,523
Collectively evaluated for impairment	5,149	5,145	5,119	5,029	5,277
Total	$7,700	$7,600	$7,500	$7,400	$7,800
ALLL to gross loans
Individually evaluated for impairment	0.24%	0.23%	0.24%	0.23%	0.26%
Collectively evaluated for impairment	0.47%	0.49%	0.50%	0.50%	0.53%
Total	0.71%	0.72%	0.74%	0.73%	0.79%
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

	Total Past Due and Nonaccrual Loans
	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Commercial and agricultural	$3,600	$4,920	$5,758	$4,598	$3,148
Residential real estate	2,201	2,358	3,168	2,716	2,436
Consumer	52	64	35	115	51
Total	$5,853	$7,342	$8,961	$7,429	$5,635
Total past due and nonaccrual loans to gross loans	0.54%	0.70%	0.88%	0.74%	0.57%
While past due and nonaccrual status loans have fluctuated over the last year, they continue to be at low levels and are the result of strong loan performance. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Troubled Debt Restructurings
We have taken a proactive approach to avoid foreclosures on borrowers who are willing to work with us in modifying their loans, thus making them more affordable. While this approach has permitted certain borrowers to develop a payment structure that will allow them to continue making payments in lieu of foreclosure, it has contributed to a significant level of loans classified as TDR. The modifications have been successful for us and our customers as very few of the modified loans have resulted in foreclosures. At the time of the TDR, the loan is reviewed to determine whether or not to classify the loan as accrual or nonaccrual status. The majority of new modifications result in terms that satisfy our criteria for continued interest accrual. TDRs that have been placed on nonaccrual status may be placed back on accrual status after six months of continued performance and achievement of current payment status.
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of September 30, 2017 or December 31, 2016.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended September 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2017	155	$25,182	5	$1,159	160	$26,341
New modifications	3	1,354	2	210	5	1,564
Principal advances (payments)	—	(165)	—	(12)	—	(177)
Loans paid-off	(6)	(460)	—	—	(6)	(460)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	(1)	(9)	—	—	(1)	(9)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	51	(1)	(51)	—	—
Transfers to nonaccrual status	—	—	—	—	—	—
September 30, 2017	152	$25,953	6	$1,306	158	$27,259

	Nine Months Ended September 30, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	16	6,909	3	676	19	7,585
Principal advances (payments)	—	(587)	—	(34)	—	(621)
Loans paid-off	(16)	(987)	—	—	(16)	(987)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	(1)	(9)	—	—	(1)	(9)
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	2	126	(2)	(126)	—	—
Transfers to nonaccrual status	(2)	(92)	2	92	—	—
September 30, 2017	152	$25,953	6	$1,306	158	$27,259

	Three Months Ended September 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
July 1, 2016	151	$18,843	6	$587	157	$19,430
New modifications	3	1,634	—	—	3	1,634
Principal advances (payments)	—	(204)	—	(9)	—	(213)
Loans paid-off	(5)	(272)	—	—	(5)	(272)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	(1)	(57)	—	—	(1)	(57)
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	3	218	(3)	(218)	—	—
Transfers to nonaccrual status	(2)	(103)	2	103	—	—
September 30, 2016	149	$20,059	5	$463	154	$20,522

	Nine Months Ended September 30, 2016
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	9	1,863	—	—	9	1,863
Principal advances (payments)	—	(831)	—	(26)	—	(857)
Loans paid-off	(11)	(1,348)	(1)	(221)	(12)	(1,569)
Partial charge-offs	—	—	—	(133)	—	(133)
Balances charged-off	(2)	(72)	—	—	(2)	(72)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	3	218	(3)	(218)	—	—
Transfers to nonaccrual status	(5)	(702)	5	702	—	—
September 30, 2016	149	$20,059	5	$463	154	$20,522
The following table summarizes our TDRs as of:

	September 30, 2017			December 31, 2016
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$24,641	$233	$24,874	$17,557	$559	$18,116	$6,758
Past due 30-59 days	1,086	216	1,302	2,898	230	3,128	(1,826)
Past due 60-89 days	3	—	3	138	—	138	(135)
Past due 90 days or more	223	857	1,080	—	—	—	1,080
Total	$25,953	$1,306	$27,259	$20,593	$789	$21,382	$5,877
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	September 30, 2017			December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,062	$6,181	$766	$6,264	$6,383	$713
Commercial other	2,324	2,324	167	1,444	1,455	25
Agricultural real estate	7,834	7,834	—	4,037	4,037	—
Agricultural other	3,014	3,014	—	1,380	1,380	1
Residential real estate senior liens	7,854	8,234	1,524	8,058	8,437	1,539
Residential real estate junior liens	70	70	13	71	71	13
Home equity lines of credit	83	383	—	102	402	—
Consumer secured	18	18	—	26	26	—
Total TDRs	27,259	28,058	2,470	21,382	22,191	2,291
Other impaired loans
Commercial real estate	136	210	—	151	226	3
Commercial other	3	3	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	128	128	—	128	128	—
Residential real estate senior liens	419	669	81	406	612	76
Residential real estate junior liens	—	—	—	1	11	1
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	686	1,010	81	686	977	80
Total impaired loans	$27,945	$29,068	$2,551	$22,068	$23,168	$2,371
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Nonaccrual status loans	$1,605	$1,563	$1,138	$1,060	$690
Accruing loans past due 90 days or more	646	1,203	1,339	633	847
Total nonperforming loans	2,251	2,766	2,477	1,693	1,537
Foreclosed assets	240	229	158	231	284
Total nonperforming assets	$2,491	$2,995	$2,635	$1,924	$1,821
Nonperforming loans as a % of total loans	0.21%	0.26%	0.24%	0.17%	0.16%
Nonperforming assets as a % of total assets	0.14%	0.17%	0.15%	0.11%	0.11%
Typically after a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. Nonperforming loans have declined in recent periods with current levels of nonperforming loans continuing to be at low levels.
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	September 30 2017	December 31 2016
Commercial and agricultural	$1,068	$405
Residential real estate	238	384
Total	$1,306	$789
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of September 30, 2017.
We believe that the level of the ALLL is appropriate as of September 30, 2017. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2017	2016	$	%
Service charges and fees
ATM and debit card fees	$667	$606	$61	10.07%
NSF and overdraft fees	481	480	1	0.21%
Freddie Mac servicing fee	169	172	(3)	(1.74)%
Service charges on deposit accounts	88	92	(4)	(4.35)%
Net OMSR income (loss)	(77)	(108)	31	28.70%
All other	107	34	73	214.71%
Total service charges and fees	1,435	1,276	159	12.46%
Net gain on sale of mortgage loans	153	263	(110)	(41.83)%
Earnings on corporate owned life insurance policies	174	183	(9)	(4.92)%
Net gains (losses) on sale of AFS securities	—	—	—	—%
Other
Trust and brokerage advisory fees	724	1,000	(276)	(27.60)%
Corporate Settlement Solutions joint venture	84	145	(61)	(42.07)%
Other	128	79	49	62.03%
Total other	936	1,224	(288)	(23.53)%
Total noninterest income	$2,698	$2,946	$(248)	(8.42)%

	Nine Months Ended September 30
			Change
	2017	2016	$	%
Service charges and fees
ATM and debit card fees	$1,945	$1,840	$105	5.71%
NSF and overdraft fees	1,383	1,360	23	1.69%
Freddie Mac servicing fee	508	529	(21)	(3.97)%
Service charges on deposit accounts	259	263	(4)	(1.52)%
Net OMSR income (loss)	107	(437)	544	124.49%
All other	168	97	71	73.20%
Total service charges and fees	4,370	3,652	718	19.66%
Net gain on sale of mortgage loans	507	472	35	7.42%
Earnings on corporate owned life insurance policies	537	566	(29)	(5.12)%
Net gains (losses) on sale of AFS securities	142	245	(103)	(42.04)%
Other
Trust and brokerage advisory fees	1,961	2,135	(174)	(8.15)%
Corporate Settlement Solutions joint venture	171	362	(191)	(52.76)%
Other	414	489	(75)	(15.34)%
Total other	2,546	2,986	(440)	(14.74)%
Total noninterest income	$8,102	$7,921	$181	2.29%

Significant changes in noninterest income are detailed below:

•
Offering rates on residential mortgage loans and prepayment speeds have been the most significant drivers behind fluctuations in net OMSR income (loss). We anticipate increases in mortgage rates and decreased prepayment speeds; therefore, we anticipate year-to-date net OMSR income to be positive during the remainder of 2017.

•
We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. As a result, we expect net gains on the sale of mortgage loans to increase during the remainder of 2017.

•
We continue to invest considerable efforts to increase our market share in trust and brokerage advisory services. These efforts have translated into increases in such fee income. We anticipate that fee income will continue to increase during the remainder of 2017; however, 2017 year-to-date income will remain lower than income in 2016 due to a fee income assessment change during the third quarter of 2016 which resulted in higher earnings in 2016.

•
Corporate Settlement Solutions income is down in 2017 compared to 2016 resulting from decreased revenue related to lower levels of loan origination and refinancing activities. Year-to-date income for 2017 is expected to continue to fall below 2016 levels.

•	The fluctuations in all other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended September 30
			Change
	2017	2016	$	%
Compensation and benefits
Employee salaries	$4,005	$3,610	$395	10.94%
Employee benefits	1,355	1,330	25	1.88%
Total compensation and benefits	5,360	4,940	420	8.50%
Furniture and equipment
Service contracts	814	825	(11)	(1.33)%
Depreciation	511	483	28	5.80%
All other	52	45	7	15.56%
Total furniture and equipment	1,377	1,353	24	1.77%
Occupancy
Depreciation	212	195	17	8.72%
Outside services	178	171	7	4.09%
Property taxes	142	141	1	0.71%
Utilities	132	168	(36)	(21.43)%
All other	145	170	(25)	(14.71)%
Total occupancy	809	845	(36)	(4.26)%
Other
ATM and debit card fees	253	210	43	20.48%
Audit and related fees	322	319	3	0.94%
Consulting fees	259	198	61	30.81%
Director fees	212	207	5	2.42%
Loan underwriting fees	237	142	95	66.90%
Donations and community relations	190	134	56	41.79%
FDIC insurance premiums	172	224	(52)	(23.21)%
Marketing costs	172	101	71	70.30%
Education and travel	143	73	70	95.89%
Printing and supplies	110	105	5	4.76%
Postage and freight	85	96	(11)	(11.46)%
All other	438	486	(48)	(9.88)%
Total other	2,593	2,295	298	12.98%
Total noninterest expenses	$10,139	$9,433	$706	7.48%

	Nine Months Ended September 30
			Change
	2017	2016	$	%
Compensation and benefits
Employee salaries	$12,127	$10,387	$1,740	16.75%
Employee benefits	3,742	4,025	(283)	(7.03)%
Total compensation and benefits	15,869	14,412	1,457	10.11%
Furniture and equipment
Service contracts	2,386	2,323	63	2.71%
Depreciation	1,531	1,533	(2)	(0.13)%
All other	156	132	24	18.18%
Total furniture and equipment	4,073	3,988	85	2.13%
Occupancy
Depreciation	632	583	49	8.40%
Outside services	577	555	22	3.96%
Property taxes	434	429	5	1.17%
Utilities	390	429	(39)	(9.09)%
All other	428	447	(19)	(4.25)%
Total occupancy	2,461	2,443	18	0.74%
Other
ATM and debit card fees	873	627	246	39.23%
Audit and related fees	757	664	93	14.01%
Consulting fees	672	567	105	18.52%
Director fees	634	630	4	0.63%
Loan underwriting fees	546	377	169	44.83%
Donations and community relations	488	399	89	22.31%
FDIC insurance premiums	480	646	(166)	(25.70)%
Marketing costs	361	359	2	0.56%
Education and travel	332	309	23	7.44%
Printing and supplies	320	325	(5)	(1.54)%
Postage and freight	304	293	11	3.75%
All other	1,427	1,692	(265)	(15.66)%
Total other	7,194	6,888	306	4.44%
Total noninterest expenses	$29,597	$27,731	$1,866	6.73%
Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased in 2017 as a result of new positions required for future growth within our new markets, normal merit increases and increased incentive compensation. As such, we anticipate employee salaries expense to continue to trend higher for the remainder of 2017 compared to the expense levels of 2016.

•	Employee benefits have declined in 2017 due to a settlement with an insurance claim administrator in favor of Isabella Bank.

•	ATM and debit card fees have increased in 2017 due to an early contract termination fee.

•	Consulting fees have increased in 2017 due to compliance related services due to staff vacancies. Fees are expected to exceed 2016 levels for the remainder of 2017.

•	Loan underwriting fees have increased due to increased consumer loan originations. Fees are expected to increase during the remainder of 2017 and exceed 2016 levels.

•
FDIC insurance premiums have declined in 2017 as a result of changes to the premium calculation set forth by the FDIC in 2016; therefore, 2017 expenses are expected to be lower than 2016 for the remainder of the year.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.
Analysis of Changes in Financial Condition

	September 30 2017	December 31 2016	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$21,067	$22,894	$(1,827)	(7.98)%
AFS securities
Amortized cost of AFS securities	548,468	557,648	(9,180)	(1.65)%
Unrealized gains (losses) on AFS securities	4,457	448	4,009	N/M
AFS securities	552,925	558,096	(5,171)	(0.93)%
Mortgage loans AFS	1,237	1,816	(579)	(31.88)%
Loans
Gross loans	1,077,544	1,010,615	66,929	6.62%
Less allowance for loan and lease losses	7,700	7,400	300	4.05%
Net loans	1,069,844	1,003,215	66,629	6.64%
Premises and equipment	28,761	29,314	(553)	(1.89)%
Corporate owned life insurance policies	26,837	26,300	537	2.04%
Accrued interest receivable	7,388	6,580	808	12.28%
Equity securities without readily determinable fair values	23,461	21,694	1,767	8.15%
Goodwill and other intangible assets	48,575	48,666	(91)	(0.19)%
Other assets	11,872	13,576	(1,704)	(12.55)%
TOTAL ASSETS	$1,791,967	$1,732,151	$59,816	3.45%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,216,062	$1,195,040	$21,022	1.76%
Borrowed funds	367,027	337,694	29,333	8.69%
Accrued interest payable and other liabilities	12,415	11,518	897	7.79%
Total liabilities	1,595,504	1,544,252	51,252	3.32%
Shareholders’ equity	196,463	187,899	8,564	4.56%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,791,967	$1,732,151	$59,816	3.45%
As shown above, total assets have increased $59,816 since December 31, 2016 which was primarily driven by loan growth of $66,929. This growth was funded by an increase in deposits and in borrowed funds of $21,022 and $29,333, respectively, since December 31, 2016. While generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2017.
The following table outlines the changes in loans:

	September 30 2017	December 31 2016	$ Change	% Change (unannualized)
Commercial	$620,135	$575,664	$44,471	7.73%
Agricultural	132,998	126,492	6,506	5.14%
Residential real estate	271,480	266,050	5,430	2.04%
Consumer	52,931	42,409	10,522	24.81%
Total	$1,077,544	$1,010,615	$66,929	6.62%

The following table displays loan balances as of:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Commercial	$620,135	$600,584	$576,822	$575,664	$554,847
Agricultural	132,998	130,954	126,049	126,492	133,637
Residential real estate	271,480	270,207	267,141	266,050	260,122
Consumer	52,931	46,752	42,908	42,409	40,760
Total	$1,077,544	$1,048,497	$1,012,920	$1,010,615	$989,366
While competition for commercial loans continues to be strong, we experienced significant growth in these segments of the portfolio during 2016 and 2017 and anticipate continued growth in the remainder of 2017. Residential real estate and consumer loans have also experienced growth over the last year and are both expected to increase for the remainder of 2017.
The following table outlines the changes in deposits:

	September 30 2017	December 31 2016	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$212,608	$205,071	$7,537	3.68%
Interest bearing demand deposits	220,601	209,325	11,276	5.39%
Savings deposits	358,358	347,230	11,128	3.20%
Certificates of deposit	309,778	321,914	(12,136)	(3.77)%
Brokered certificates of deposit	95,979	88,632	7,347	8.29%
Internet certificates of deposit	18,738	22,868	(4,130)	(18.06)%
Total	$1,216,062	$1,195,040	$21,022	1.76%
The following table displays deposit balances as of:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Noninterest bearing demand deposits	$212,608	$210,122	$207,448	$205,071	$201,804
Interest bearing demand deposits	220,601	212,365	216,975	209,325	205,817
Savings deposits	358,358	357,756	365,287	347,230	331,414
Certificates of deposit	309,778	314,482	320,345	321,914	324,910
Brokered certificates of deposit	95,979	94,948	98,442	88,632	87,583
Internet certificates of deposit	18,738	20,479	22,564	22,868	24,305
Total	$1,216,062	$1,210,152	$1,231,061	$1,195,040	$1,175,833
Deposit demand continues to be driven by non-contractual deposits, such as demand and savings deposits, while certificates of deposit and Internet certificates of deposit have gradually declined. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments.

The balance of AFS securities fluctuates from period-to-period based on changes in loans and deposits. While loan growth has been strong over the last year, we purchased AFS securities in periods when deposit growth outpaced loan demand. Conversely, we have sold AFS securities in periods when loan demand has outpaced deposit growth. We remain active in investments with our local schools and municipalities. Potential future growth is anticipated in state and political subdivisions and purchases of mortgage-backed securities and collateralized mortgage obligations. The following table displays fair values of AFS securities as of:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
Government sponsored enterprises	$232	$281	$10,264	$10,259	$344
States and political subdivisions	213,457	222,093	222,777	212,919	219,689
Auction rate money market preferred	3,172	3,095	2,977	2,794	3,145
Preferred stocks	3,651	3,665	3,597	3,425	3,588
Mortgage-backed securities	215,914	221,957	229,774	227,256	226,649
Collateralized mortgage obligations	116,499	116,771	120,725	101,443	110,814
Total	$552,925	$567,862	$590,114	$558,096	$564,229
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period-to-period based on our funding needs including changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets. The following table displays borrowed funds balances as of:

	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016
FHLB advances	$310,000	$310,000	$270,000	$270,000	$250,000
Securities sold under agreements to repurchase without stated maturity dates	54,977	49,950	57,375	60,894	54,809
Federal funds purchased	2,050	990	—	6,800	20,600
Total	$367,027	$360,940	$327,375	$337,694	$325,409
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 178,712 shares or $4,999 of common stock during the first nine months of 2017, as compared to 131,697 shares or $3,683 of common stock during the same period in 2016. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $502 and $443 during the nine month periods ended September 30, 2017 and 2016, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 143,117 shares or $4,005 of common stock during the first nine months of 2017 and 98,083 shares or $2,749 during the first nine months of 2016. As of September 30, 2017, we were authorized to repurchase up to an additional 56,839 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.50% as of September 30, 2017.

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

	September 30 2017		December 31 2016
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.200%	5.750%	12.390%	5.125%

Tier 1 capital	12.200%	7.250%	12.390%	6.625%
Tier 2 capital	0.640%	2.000%	0.650%	2.000%
Total Capital	12.840%	9.250%	13.040%	8.625%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At September 30, 2017, the Bank exceeded these minimum capital requirements.
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	September 30 2017	December 31 2016
Unfunded commitments under lines of credit	$165,768	$168,840
Commitments to grant loans	43,353	29,339
Commercial and standby letters of credit	1,622	1,223
Total	$210,743	$199,402
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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $269,687 or 15.05% of assets as of September 30, 2017, compared to $307,112 or 17.73% as of December 31, 2016. The decrease in primary liquidity is a direct result of our unencumbered AFS securities activity during 2017. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of September 30, 2017, we had available lines of credit of $114,839.
The following table summarizes our sources and uses of cash for the nine month period ended September 30:

	2017	2016	$ Variance
Net cash provided by (used in) operating activities	$13,728	$15,565	$(1,837)
Net cash provided by (used in) investing activities	(60,627)	(37,704)	(22,923)
Net cash provided by (used in) financing activities	45,072	21,905	23,167
Increase (decrease) in cash and cash equivalents	(1,827)	(234)	(1,593)
Cash and cash equivalents January 1	22,894	21,569	1,325
Cash and cash equivalents September 30	$21,067	$21,335	$(268)
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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At September 30, 2017, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of September 30, 2017, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	September 30, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(1.48)%	1.90%	3.67%	5.28%	7.15%	(1.57)%	2.37%	4.35%	5.85%	7.12%

	December 31, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.49)%	2.19%	4.31%	5.68%	6.67%	(5.32)%	2.64%	5.01%	6.33%	6.75%

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of September 30, 2017 and December 31, 2016. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	September 30, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$317	$—	$100	$—	$—	$—	$417	$413
Average interest rates	0.13%	—%	0.35%	—%	—%	—%	0.19%
AFS securities	$97,221	$76,245	$75,047	$64,571	$57,336	$182,505	$552,925	$552,925
Average interest rates	2.31%	2.43%	2.56%	2.57%	2.37%	2.51%	2.46%
Fixed interest rate loans (1)	$165,818	$115,736	$111,844	$128,218	$118,105	$210,925	$850,646	$830,014
Average interest rates	4.04%	4.33%	4.25%	4.19%	4.25%	4.03%	4.16%
Variable interest rate loans (1)	$74,253	$34,336	$23,884	$21,932	$25,710	$46,783	$226,898	$226,898
Average interest rates	5.07%	4.60%	4.81%	4.20%	4.28%	3.88%	4.55%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,027	$95,000	$20,000	$35,000	$50,000	$20,000	$357,027	$357,873
Average interest rates	1.08%	1.82%	1.85%	1.78%	1.97%	2.54%	1.60%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	1.61%	—%	—%	1.61%
Savings and NOW accounts	$147,447	$42,087	$37,635	$33,677	$30,159	$287,954	$578,959	$578,959
Average interest rates	0.49%	0.21%	0.21%	0.20%	0.20%	0.18%	0.26%
Fixed interest rate certificates of deposit	$201,000	$73,091	$35,115	$49,089	$39,561	$21,022	$418,878	$417,919
Average interest rates	0.96%	1.25%	1.58%	1.70%	1.81%	2.02%	1.28%
Variable interest rate certificates of deposit	$2,346	$3,269	$2	$—	$—	$—	$5,617	$5,617
Average interest rates	1.07%	1.26%	—%	—%	—%	—%	1.18%

	December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,727	$—	$—	$—	$—	$—	$2,727	$2,727
Average interest rates	0.34%	—%	—%	—%	—%	—%	0.34%
AFS securities	$114,247	$71,220	$64,931	$63,150	$66,976	$177,572	$558,096	$558,096
Average interest rates	2.35%	2.38%	2.45%	2.64%	2.57%	2.50%	2.47%
Fixed interest rate loans (1)	$159,964	$115,741	$103,514	$107,185	$112,811	$199,160	$798,375	$778,769
Average interest rates	4.15%	4.25%	4.34%	4.16%	4.15%	4.10%	4.18%
Variable interest rate loans (1)	$69,024	$29,179	$38,248	$16,179	$23,632	$35,978	$212,240	$212,240
Average interest rates	4.83%	4.32%	4.16%	3.62%	3.74%	3.86%	4.26%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,694	$50,000	$60,000	$10,000	$50,000	$20,000	$327,694	$326,975
Average interest rates	0.83%	2.16%	1.99%	1.98%	1.91%	2.54%	1.55%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	1.21%	—%	1.21%
Savings and NOW accounts	$84,972	$42,596	$38,220	$34,326	$30,858	$325,583	$556,555	$556,555
Average interest rates	0.57%	0.12%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$195,389	$80,139	$45,110	$33,929	$50,978	$24,881	$430,426	$427,100
Average interest rates	0.86%	1.18%	1.35%	1.58%	1.68%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,078	$1,910	$—	$—	$—	$—	$2,988	$2,988
Average interest rates	0.62%	0.99%	—%	—%	—%	—%	0.85%
 (1) The fair value reported is exclusive of the allocation of the ALLL.
We do not believe that there has been a material change in the nature or categories of our primary market risk exposure, or the particular markets that present the primary risk of loss. As of the date of this report, we do not know of or expect there to be any material change in the general nature of our primary market risk exposure in the near term and we do not expect to make material changes in those methods used to measure and assess market risk in the near term. We may change those methods in the future to adapt to changes in circumstances or to implement new techniques.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The information presented in the section captioned “Market Risk” in Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the most recent fiscal quarter, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, our internal control over financial reporting.

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
The following table provides information for the three month period ended September 30, 2017, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, June 30				105,875
July 1 -31	10,431	$27.99	10,431	95,444
August 1 - 31	31,647	28.19	31,647	63,797
September 1 - 30	6,958	28.60	6,958	56,839
Balance, September 30	49,036	$28.20	49,036	56,839
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

Isabella Bank Corporation

Date:	November 3, 2017	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	/s/ Rhonda S. Tudor
Rhonda S. Tudor
Interim Chief Financial Officer
(Principal Accounting Officer)