Form 10-K
period 2017-12-31
ISABELLA BANK Corp
filed 2018-03-16
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Common Stock - No Par Value
(Title of Class)
Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The aggregate market value of the voting stock held by non-affiliates of the registrant was $220,151,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,861,737 as of March 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
(Such documents are incorporated herein only to the extent specifically set forth in response to an item herein.)
Portions of the Isabella Bank Corporation Proxy Statement for its Annual Meeting of Shareholders to be held May 8, 2018 are incorporated by reference in this Form 10-K in response to Part III.

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

AFS: Available-for-sale	GAAP: U.S. generally accepted accounting principles
ALLL: Allowance for loan and lease losses	GLB Act: Gramm-Leach-Bliley Act of 1999
AOCI: Accumulated other comprehensive income	IFRS: International Financial Reporting Standards
ASC: FASB Accounting Standards Codification	IRR: Interest rate risk
ASU: FASB Accounting Standards Update	ISDA: International Swaps and Derivatives Association
ATM: Automated Teller Machine	JOBS Act: Jumpstart our Business Startups Act
BHC Act: Bank Holding Company Act of 1956	LIBOR: London Interbank Offered Rate
CECL: Current Expected Credit Losses	N/A: Not applicable
CFPB: Consumer Financial Protection Bureau	N/M: Not meaningful
CIK: Central Index Key	NASDAQ: NASDAQ Stock Market Index
CRA: Community Reinvestment Act	NASDAQ Banks: NASDAQ Bank Stock Index
DIF: Deposit Insurance Fund	NAV: Net asset value
DIFS: Department of Insurance and Financial Services	NOW: Negotiable order of withdrawal
Directors Plan: Isabella Bank Corporation and Related Companies Deferred Compensation Plan for Directors	NSF: Non-sufficient funds
Dividend Reinvestment Plan: Isabella Bank Corporation Stockholder Dividend Reinvestment Plan and Employee Stock Purchase Plan	OCI: Other comprehensive income (loss)
Dodd-Frank Act: Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OMSR: Originated mortgage servicing rights
ESOP: Employee Stock Ownership Plan	OREO: Other real estate owned
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary impairment
FASB: Financial Accounting Standards Board	PBO: Projected benefit obligation
FDI Act: Federal Deposit Insurance Act	PCAOB: Public Company Accounting Oversight Board
FDIC: Federal Deposit Insurance Corporation	Rabbi Trust: A trust established to fund the Directors Plan
FFIEC: Federal Financial Institutions Examinations Council	SEC: U.S. Securities and Exchange Commission
FRB: Federal Reserve Bank	SOX: Sarbanes-Oxley Act of 2002
FHLB: Federal Home Loan Bank	Tax Act: Tax Cuts and Jobs Act, enacted December 22, 2017
Freddie Mac: Federal Home Loan Mortgage Corporation	TDR: Troubled debt restructuring
FTE: Fully taxable equivalent	XBRL: eXtensible Business Reporting Language

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
As used in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 8. Financial Statements and Supplementary Data, references to “the Corporation,” “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
Our reportable segments are based on legal entities that account for at least 10% of net operating results. Retail banking operations for 2017, 2016, and 2015 represent approximately 90% or greater of total assets and operating results. As such, we have only one reportable segment.
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
As of December 31, 2017, we had 376 full-time equivalent employees. We provide group life, health, accident, disability, and other insurance programs as well as a number of other employee benefit programs. None of our workforce is subject to collective bargaining agreements.
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
SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with Section 302(a) of SOX, written certifications by our principal executive, financial, and accounting officers are required. These certifications attest that our quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact (see the certifications filed as Exhibits 31 (a) and (b) to this Form 10-K for such certification of consolidated financial statements and other information for this 2017 Form 10-K). We have also implemented a program designed to comply with Section 404 of SOX, which included the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. See Item 9A. Controls and Procedures for our evaluation of disclosure controls and procedures and internal control over financial reporting.
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
Isabella Bank
The Bank is supervised and regulated by DIFS and the FRB. These agencies and federal and state laws extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and deposits, and the safety and soundness of banking practices.
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
The adoption of, violations of, or nonconformance with laws, rules, regulations, or prescribed practices
The financial services industry and public companies are extensively regulated and must meet regulatory standards set by the FDIC, DIFS, FRB, FASB, SEC, PCAOB, the CFPB, and other regulatory bodies. Federal and state laws and regulations are designed primarily to protect deposit insurance funds and consumers, and not necessarily to benefit our shareholders. The nature, extent, and timing of the adoption of significant new laws, changes in existing laws, or repeal of existing laws may have a material impact on our business, results of operations, and financial condition, the effect of which is impossible to predict at this time.
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
Changes to the financial services industry as a result of regulatory changes or actions, or significant litigation
The financial services industry is extensively regulated by state and federal regulation that governs almost all aspects of our operations. Laws and regulations may change from time-to-time and are primarily intended for the protection of consumers, depositors, and the deposit insurance fund. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution, and the appropriateness of an institution’s ALLL. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Additionally, actions by regulatory agencies or significant litigation against us could require the dedication of significant time and resources to defending our business and may lead to penalties.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Stock and Dividend Information
Our authorized common stock consists of 15,000,000 shares, of which 7,857,293 shares are issued and outstanding as of December 31, 2017. As of that date, there were 3,085 shareholders of record.
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

	Number of Common Shares	Sale Price
		Low	High
2017
First Quarter	96,592	$27.60	$29.00
Second Quarter	64,160	27.60	28.45
Third Quarter	66,000	27.65	29.10
Fourth Quarter	60,227	27.99	29.95
	286,979
2016
First Quarter	81,184	$27.25	$29.90
Second Quarter	47,680	27.63	28.25
Third Quarter	71,614	27.60	28.08
Fourth Quarter	53,496	27.60	28.35
	253,974
The following table sets forth the cash dividends paid for the following quarters:

	Per Share
	2017	2016
First Quarter	$0.25	$0.24
Second Quarter	0.25	0.24
Third Quarter	0.26	0.25
Fourth Quarter	0.26	0.25
Total	$1.02	$0.98
We have adopted and publicly announced a common stock repurchase plan. The plan was last amended on December 20, 2017, to allow for the repurchase of an additional 200,000 shares of common stock after that date. These authorizations do not have expiration dates. As shares are repurchased under this plan, they are retired and revert back to the status of authorized, but unissued shares.

The following table provides information for the unaudited three month period ended December 31, 2017, with respect to our common stock repurchase plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, September 30				56,839
October 1 - 31	14,422	$28.78	14,422	42,417
November 1 - 30	12,765	28.67	12,765	29,652
December 1-20	6,897	28.56	6,897	22,755
Additional Authorization (200,000 shares)				222,755
December 21 - 31	7,084	27.95	7,084	215,671
Balance, December 31	41,168	$28.57	41,168	215,671
Information concerning securities authorized for issuance under equity compensation plans appears under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Stock Performance
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on (1) NASDAQ, which is comprised of all United States common shares traded on the NASDAQ and (2) the NASDAQ Banks, which is comprised of bank and bank holding company common shares traded on the NASDAQ over the same period. The graph assumes the value of an investment in the Corporation's common stock and each index was $100 at December 31, 2012 and all dividends are reinvested.

Year	ISBA	NASDAQ	NASDAQ Banks
12/31/2012	$100.00	$100.00	$100.00
12/31/2013	113.40	139.89	141.31
12/31/2014	111.20	160.47	148.11
12/31/2015	153.50	171.83	161.09
12/31/2016	148.00	187.03	221.04
12/31/2017	155.70	242.34	232.84

Item 6. Selected Financial Data.
Results of Operations (Dollars in thousands except per share amounts)
The following table outlines the results of operations and provides certain key performance measures as of, and for the years ended, December 31:

	2017	2016	2015	2014	2013
INCOME STATEMENT DATA
Interest income	$58,413	$53,666	$51,502	$51,148	$50,418
Interest expense	12,494	10,865	10,163	9,970	11,021
Net interest income	45,919	42,801	41,339	41,178	39,397
Provision for loan losses	253	(135)	(2,771)	(668)	1,111
Noninterest income	10,812	11,108	10,359	9,325	10,175
Noninterest expenses	40,225	37,897	36,051	35,103	33,755
Federal income tax expense	3,016	2,348	3,288	2,344	2,196
Net income	$13,237	$13,799	$15,130	$13,724	$12,510
PER SHARE
Basic earnings	$1.69	$1.77	$1.95	$1.77	$1.63
Diluted earnings	$1.65	$1.73	$1.90	$1.74	$1.59
Dividends	$1.02	$0.98	$0.94	$0.89	$0.84
Tangible book value*	$18.96	$18.16	$17.30	$16.59	$15.62
Quoted market value
High	$29.95	$29.90	$29.90	$24.00	$26.00
Low	$27.60	$27.25	$22.00	$21.73	$21.12
Close*	$28.25	$27.85	$29.90	$22.50	$23.85
Common shares outstanding*	7,857,293	7,821,069	7,799,867	7,776,274	7,723,023
PERFORMANCE RATIOS
Return on average total assets	0.75%	0.82%	0.95%	0.90%	0.86%
Return on average shareholders' equity	6.75%	7.12%	8.33%	8.06%	7.67%
Return on average tangible shareholders' equity	9.09%	9.95%	11.46%	10.80%	10.71%
Net interest margin yield (FTE)**	3.03%	3.00%	3.10%	3.24%	3.22%
BALANCE SHEET DATA*
Gross loans	$1,091,519	$1,010,615	$850,492	$836,550	$810,777
AFS securities	$552,307	$558,096	$660,136	$567,534	$512,062
Total assets	$1,813,130	$1,732,151	$1,668,112	$1,549,543	$1,493,137
Deposits	$1,265,258	$1,195,040	$1,164,563	$1,074,484	$1,043,766
Borrowed funds	$344,878	$337,694	$309,732	$289,709	$279,326
Shareholders' equity	$194,905	$187,899	$183,971	$174,594	$160,609
Gross loans to deposits	86.27%	84.57%	73.03%	77.86%	77.68%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$266,789	$272,882	$287,029	$288,639	$293,665
Assets managed by our Investment and Trust Services Department	$478,146	$427,693	$405,109	$383,878	$351,420
Total assets under management	$2,558,065	$2,432,726	$2,360,250	$2,222,060	$2,138,222
ASSET QUALITY*
Nonperforming loans to gross loans	0.31%	0.17%	0.09%	0.50%	0.42%
Nonperforming assets to total assets	0.20%	0.11%	0.07%	0.33%	0.32%
ALLL to gross loans	0.71%	0.73%	0.87%	1.21%	1.42%
CAPITAL RATIOS*
Shareholders' equity to assets	10.75%	10.85%	11.03%	11.27%	10.76%
Tier 1 leverage	8.54%	8.56%	8.52%	8.59%	8.46%
Common equity tier 1 capital	12.23%	12.39%	13.44%	N/A	N/A
Tier 1 risk-based capital	12.23%	12.39%	13.44%	14.08%	13.68%
Total risk-based capital	12.86%	13.04%	14.17%	15.19%	14.93%
* At end of year
** For all periods reported, the FTE adjustment is based on a 34% federal income tax rate. Beginning January 1, 2018, the FTE adjustment will be based on a 21% federal income tax rate as a result of the Tax Act.

The following table outlines our interim results of operations and key performance measures as of, and for the unaudited periods ended:

	Quarter to Date
	December 31 2017	September 30 2017	June 30 2017	March 31 2017	December 31 2016	September 30 2016	June 30 2016	March 31 2016
Total interest income	$15,078	$14,976	$14,498	$13,861	$13,760	$13,607	$13,218	$13,081
Total interest expense	3,435	3,200	3,028	2,831	2,826	2,747	2,678	2,614
Net interest income	11,643	11,776	11,470	11,030	10,934	10,860	10,540	10,467
Provision for loan losses	168	49	9	27	(320)	17	12	156
Noninterest income	2,710	2,698	2,788	2,616	3,187	2,946	2,752	2,223
Noninterest expenses	10,628	10,139	9,507	9,951	10,166	9,433	9,218	9,080
Federal income tax expense	836	750	898	532	493	763	655	437
Net income	$2,721	$3,536	$3,844	$3,136	$3,782	$3,593	$3,407	$3,017
PER SHARE
Basic earnings	$0.35	$0.45	$0.49	$0.40	$0.48	$0.46	$0.44	$0.39
Diluted earnings	0.34	0.44	0.48	0.39	0.47	0.45	0.43	0.38
Dividends	0.26	0.26	0.25	0.25	0.25	0.25	0.24	0.24
Quoted market value*	28.25	29.00	28.00	27.60	27.85	27.70	27.90	28.25
Tangible book value*	18.96	18.82	18.62	18.34	18.16	17.93	17.72	17.47
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
Executive Summary
We reported net income of $13,237 and earnings per common share of $1.69 for the year ended December 31, 2017. Net interest income for the year ended December 31, 2017 increased $3,118 when compared to the prior year, primarily as a result of increased interest income driven by significant loan growth during 2017. That increase was largely offset by a $2,355 increase in compensation and benefits related to new positions required for future growth within our markets, merit increases, additional costs related to lending compliance requirements and increased service costs of our defined benefit plan. In addition, the enactment of the Tax Cuts and Jobs Act on December 22, 2017 required a remeasurement to our deferred tax assets and liabilities as of December 31, 2017, resulting in an additional $319 of federal income tax expense.
During the year, total assets grew by 4.68% to $1,813,130, and assets under management increased to $2,558,065 which includes loans sold and serviced and assets managed by our Investment and Trust Services Department of $744,935. In 2017, we had total loan growth of $80,904 attributable to commercial and agricultural loan growth of $60,872 and increases in residential real estate and consumer loans of $20,032.
Our net yield on interest earning assets of 3.03% remains at low levels. The FRB increased short-term interest rates in 2017 and projects future increases. We anticipate improvements in our net interest income as a result of a combination of assets repricing faster than liabilities, our asset mix shifting to an increasing percentage of loans compared to investment securities, and strategic growth in loans and other income earning assets. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
Recent Legislation
The Health Care and Education Act of 2010, the Patient Protection and Affordable Care Act, and the Dodd-Frank Act, have already had, and are expected to continue to have, a negative impact on our operating results. Of these four acts, the Dodd-Frank Act has had the most significant impact. The Dodd-Frank Act established the CFPB which has made significant changes in the regulation of financial institutions aimed at strengthening the oversight of the federal government over the operation of the financial services sector and increasing the protection of consumers. Recent regulations issued by the CFPB regarding consumer lending, including residential mortgage lending, have increased our compensation and this trend is expected to continue.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The new law establishes a flat corporate federal statutory income tax rate of 21% and eliminates the corporate alternative minimum tax which can be carried forward and used to reduce future income tax. The new tax law provides for a wide array of changes with only some believed to have a direct impact on our future federal income tax expense. Some of these changes include, but are not limited to, the following items: limits to the deduction for net interest expense; immediate expense (for tax purposes) for certain qualified depreciable assets; elimination or reduction of certain deductions related to meals and entertainment expenses; and limits to the deductibility of deposit insurance premiums.
Reclassifications
Certain amounts reported in management's discussion and analysis of financial condition and results of operations for 2016 and 2015 have been reclassified to conform with the 2017 presentation.
Other
We have not received any notices of regulatory actions as of March 14, 2018.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are set forth in “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data. Of these significant accounting policies, we consider our policies regarding the ALLL, acquisition intangibles and goodwill, the determination of the fair value and assessment of OTTI of investment securities, and determination of deferred tax assets and liabilities to be our most critical accounting policies.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. These temporary differences, from time-to-time, may rely on assumptions and the use of estimates to determine the amount of deferred tax assets and liabilities. As of December 31, 2017, our level of net deferred tax assets included estimates related to tax planning.

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities for the last three years. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a 34% federal income tax rate for the periods presented in the table below. Beginning January 1, 2018, all interest income will be reported on a FTE basis using a 21% federal income tax rate as a result of the Tax Act. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Year Ended December 31
	2017			2016			2015
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,040,630	$43,537	4.18%	$922,333	$38,537	4.18%	$829,903	$35,853	4.32%
Taxable investment securities	361,783	8,564	2.37%	392,810	8,746	2.23%	395,981	9,053	2.29%
Nontaxable investment securities	202,375	9,126	4.51%	205,450	9,351	4.55%	205,242	9,870	4.81%
Fed Funds Sold	663	5	0.75%	—	—	—%	—	—	—%
Other	26,815	737	2.75%	25,557	668	2.61%	25,947	600	2.31%
Total earning assets	1,632,266	61,969	3.80%	1,546,150	57,302	3.71%	1,457,073	55,376	3.80%
NONEARNING ASSETS
Allowance for loan losses	(7,607)			(7,638)			(9,275)
Cash and demand deposits due from banks	19,309			18,178			17,925
Premises and equipment	28,933			28,670			26,968
Accrued income and other assets	99,456			101,995			98,805
Total assets	$1,772,357			$1,687,355			$1,591,496
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$213,648	$232	0.11%	$203,198	$163	0.08%	$195,260	$155	0.08%
Savings deposits	356,963	1,091	0.31%	336,859	663	0.20%	293,703	449	0.15%
Time deposits	433,562	5,486	1.27%	429,731	5,010	1.17%	433,409	5,246	1.21%
Borrowed funds	352,400	5,685	1.61%	319,049	5,029	1.58%	295,641	4,313	1.46%
Total interest bearing liabilities	1,356,573	12,494	0.92%	1,288,837	10,865	0.84%	1,218,013	10,163	0.83%
NONINTEREST BEARING LIABILITIES
Demand deposits	208,988			194,892			181,939
Other	10,641			9,841			10,001
Shareholders’ equity	196,155			193,785			181,543
Total liabilities and shareholders’ equity	$1,772,357			$1,687,355			$1,591,496
Net interest income (FTE)		$49,475			$46,437			$45,213
Net yield on interest earning assets (FTE)			3.03%			3.00%			3.10%

Net Interest Income
Net interest income is the amount by which interest income on earning assets exceeds the interest expenses on interest bearing liabilities. Net interest income is influenced by changes in the balance and mix of assets and liabilities and market interest rates. We exert some control over these factors; however, FRB monetary policy and competition have a significant impact. For analytical purposes, net interest income is adjusted to an FTE basis by adding the income tax savings from interest on tax exempt loans, and nontaxable investment securities, thus making year to year comparisons more meaningful. For all periods reported, the FTE adjustment is based on a 34% federal income tax rate. Beginning January 1, 2018, the FTE adjustment is based on a 21% federal income tax rate as a result of the Tax Act.
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
All interest income is reported on a FTE basis using a 34% federal income tax rate for the periods presented in the table below. Beginning January 1, 2018, all interest income will be reported on a FTE basis using a 21% federal income tax rate as a result of the Tax Act. The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

	2017 Compared to 2016 Increase (Decrease) Due to			2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$4,949	$51	$5,000	$3,892	$(1,208)	$2,684
Taxable investment securities	(715)	533	(182)	(72)	(235)	(307)
Nontaxable investment securities	(139)	(86)	(225)	10	(529)	(519)
Fed Funds Sold	5	—	5	—	—	—
Other	34	35	69	(9)	77	68
Total changes in interest income	4,134	533	4,667	3,821	(1,895)	1,926
Changes in interest expense
Interest bearing demand deposits	9	60	69	6	2	8
Savings deposits	42	386	428	72	142	214
Time deposits	45	431	476	(44)	(192)	(236)
Borrowed funds	536	120	656	355	361	716
Total changes in interest expense	632	997	1,629	389	313	702
Net change in interest margin (FTE)	$3,502	$(464)	$3,038	$3,432	$(2,208)	$1,224
Our net yield on interest earning assets continues to be at low levels. The persistent low interest rate environment coupled with a high concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin. While we do not anticipate significant improvement in our net yield on interest earning assets, we do expect marginal improvement as a result of loan growth throughout 2018.

	Average Yield / Rate for the Three Month Periods Ended:
	December 31 2017	September 30 2017	June 30 2017	March 31 2017	December 31 2016
Total earning assets	3.86%	3.86%	3.77%	3.70%	3.73%
Total interest bearing liabilities	1.01%	0.93%	0.89%	0.85%	0.87%
Net yield on interest earning assets (FTE)	3.02%	3.08%	3.03%	2.99%	3.01%

	Quarter to Date Net Interest Income (FTE)
	December 31 2017	September 30 2017	June 30 2017	March 31 2017	December 31 2016
Total interest income (FTE)	$15,939	$15,872	$15,399	$14,759	$14,642
Total interest expense	3,435	3,200	3,028	2,831	2,826
Net interest income (FTE)	$12,504	$12,672	$12,371	$11,928	$11,816
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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the unaudited three month periods ended:

	December 31 2017	September 30 2017	June 30 2017	March 31 2017	December 31 2016
Total charge-offs	$401	$157	$69	$144	$236
Total recoveries	233	208	160	217	156
Net loan charge-offs (recoveries)	168	(51)	(91)	(73)	80
Net loan charge-offs (recoveries) to average loans outstanding	0.02%	—%	(0.01)%	(0.01)%	0.01%
Provision for loan losses	$168	$49	$9	$27	$(320)
Provision for loan losses to average loans outstanding	0.02%	—%	—%	—%	(0.03)%
ALLL	$7,700	$7,700	$7,600	$7,500	$7,400
ALLL as a % of loans at end of period	0.71%	0.71%	0.72%	0.74%	0.73%
The following table summarizes our charge-off and recovery activity for the years ended December 31:

	2017	2016	2015	2014	2013
ALLL at beginning of period	$7,400	$7,400	$10,100	$11,500	$11,936
Charge-offs
Commercial and agricultural	265	57	134	590	907
Residential real estate	200	574	397	722	1,004
Consumer	306	285	373	316	429
Total charge-offs	771	916	904	1,628	2,340
Recoveries
Commercial and agricultural	453	540	549	550	363
Residential real estate	206	287	220	197	181
Consumer	159	224	206	149	249
Total recoveries	818	1,051	975	896	793
Provision for loan losses	253	(135)	(2,771)	(668)	1,111
ALLL at end of period	$7,700	$7,400	$7,400	$10,100	$11,500
Net loan charge-offs (recoveries)	$(47)	$(135)	$(71)	$732	$1,547
Net loan charge-offs (recoveries) to average loans outstanding	—%	(0.01)%	(0.01)%	0.09%	0.20%
ALLL as a% of loans at end of period	0.71%	0.73%	0.87%	1.21%	1.42%

Net loan recoveries and the continuation of strong credit quality indicators have resulted in a reduction of the required ALLL as a percentage of loans over the past year. During this time, credit quality indicators, specifically historical loss factors, remain strong and have led to lower levels of required reserves. While the ALLL as a percentage of loans has declined, the balance of the ALLL has increased in recent periods as a result of our significant loan growth. The following table illustrates our changes within the two main components of the ALLL.

	December 31 2017	September 30 2017	June 30 2017	March 31 2017	December 31 2016
ALLL
Individually evaluated for impairment	$2,130	$2,551	$2,455	$2,381	$2,371
Collectively evaluated for impairment	5,570	5,149	5,145	5,119	5,029
Total	$7,700	$7,700	$7,600	$7,500	$7,400
ALLL to gross loans
Individually evaluated for impairment	0.20%	0.24%	0.23%	0.24%	0.23%
Collectively evaluated for impairment	0.51%	0.47%	0.49%	0.50%	0.50%
Total	0.71%	0.71%	0.72%	0.74%	0.73%
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

	Total Past Due and Nonaccrual Loans as of December 31
	2017	2016	2015	2014	2013
Commercial and agricultural	$4,885	$4,598	$2,247	$4,805	$3,621
Residential real estate	4,881	2,716	2,520	4,181	7,008
Consumer	70	115	31	138	259
Total	$9,836	$7,429	$4,798	$9,124	$10,888
Total past due and nonaccrual loans to gross loans	0.90%	0.74%	0.56%	1.09%	1.34%
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
We restructure debt with borrowers who due to financial difficulties are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were Government sponsored as of December 31, 2017 or December 31, 2016.

Losses associated with TDRs, if any, are included in the estimation of the ALLL during the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the years ended December 31, 2016 and 2017:

	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2016	155	$20,931	5	$394	160	$21,325
New modifications	16	3,362	2	459	18	3,821
Principal advances (payments)	—	(1,036)	—	(37)	—	(1,073)
Loans paid-off	(15)	(2,105)	(1)	(221)	(16)	(2,326)
Partial charge-offs	—	—	—	(133)	—	(133)
Balances charged-off	(3)	(197)	—	—	(3)	(197)
Transfers to OREO	—	—	(1)	(35)	(1)	(35)
Transfers to accrual status	5	340	(5)	(340)	—	—
Transfers to nonaccrual status	(5)	(702)	5	702	—	—
December 31, 2016	153	20,593	5	789	158	21,382
New modifications	20	7,128	8	1,138	28	8,266
Principal advances (payments)	—	(1,501)	—	(127)	—	(1,628)
Loans paid-off	(22)	(1,500)	—	—	(22)	(1,500)
Partial charge-offs	—	—	—	(170)	—	(170)
Balances charged-off	(2)	(62)	—	—	(2)	(62)
Transfers to OREO	—	—	(2)	(91)	(2)	(91)
Transfers to accrual status	2	126	(2)	(126)	—	—
Transfers to nonaccrual status	(4)	(1,500)	4	1,500	—	—
December 31, 2017	147	$23,284	13	$2,913	160	$26,197
The following table summarizes our TDRs as of December 31:

	2017			2016			2015
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$21,234	$—	$21,234	$17,557	$559	$18,116	$20,550	$146	$20,696
Past due 30-59 days	1,778	805	2,583	2,898	230	3,128	357	—	357
Past due 60-89 days	219	708	927	138	—	138	24	—	24
Past due 90 days or more	53	1,400	1,453	—	—	—	—	248	248
Total	$23,284	$2,913	$26,197	$20,593	$789	$21,382	$20,931	$394	$21,325

	2014			2013
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total
Current	$20,012	$272	$20,284	$21,690	$1,189	$22,879
Past due 30-59 days	804	592	1,396	2,158	37	2,195
Past due 60-89 days	115	3	118	575	—	575
Past due 90 days or more	—	1,543	1,543	—	216	216
Total	$20,931	$2,410	$23,341	$24,423	$1,442	$25,865
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Impaired Loans
The following is a summary of information pertaining to impaired loans as of December 31:

	2017			2016
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$5,780	$6,082	$626	$6,264	$6,383	$713
Commercial other	2,219	2,219	24	1,444	1,455	25
Agricultural real estate	7,913	7,913	—	4,037	4,037	—
Agricultural other	2,685	2,685	—	1,380	1,380	1
Residential real estate senior liens	7,460	7,839	1,406	8,058	8,437	1,539
Residential real estate junior liens	44	44	7	71	71	13
Home equity lines of credit	79	379	—	102	402	—
Consumer secured	17	17	—	26	26	—
Total TDRs	26,197	27,178	2,063	21,382	22,191	2,291
Other impaired loans
Commercial real estate	100	161	—	151	226	3
Commercial other	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	128	128	—
Residential real estate senior liens	356	620	67	406	612	76
Residential real estate junior liens	—	—	—	1	11	1
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	456	781	67	686	977	80
Total impaired loans	$26,653	$27,959	$2,130	$22,068	$23,168	$2,371
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Nonperforming Assets
The following table summarizes our nonperforming assets as of December 31:

	2017	2016	2015	2014	2013
Nonaccrual status loans	$3,027	$1,060	$792	$4,044	$3,244
Accruing loans past due 90 days or more	395	633	—	148	142
Total nonperforming loans	3,422	1,693	792	4,192	3,386
Foreclosed assets	291	231	421	885	1,412
Total nonperforming assets	$3,713	$1,924	$1,213	$5,077	$4,798
Nonperforming loans as a % of total loans	0.31%	0.17%	0.09%	0.50%	0.42%
Nonperforming assets as a % of total assets	0.20%	0.11%	0.07%	0.33%	0.32%
Typically after a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring a loan to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. Nonperforming loans have increased in recent periods; however, current levels of nonperforming loans continue to be at low levels.

Included in the nonaccrual loan balances above were loans currently classified as TDR as of December 31:

	2017	2016	2015	2014	2013
Commercial and agricultural	$2,679	$405	$232	$1,995	$833
Residential real estate	234	384	162	262	609
Consumer	—	—	—	153	—
Total	$2,913	$789	$394	$2,410	$1,442
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL”of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of December 31, 2017.
We believe that the level of the ALLL is appropriate as of December 31, 2017. We closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2017	2016	$	%	2015	$	%
Service charges and fees
ATM and debit card fees	$2,756	$2,444	$312	12.77%	$2,411	$33	1.37%
NSF and overdraft fees	1,860	1,815	45	2.48%	1,855	(40)	(2.16)%
Freddie Mac servicing fee	671	696	(25)	(3.59)%	712	(16)	(2.25)%
Service charges on deposit accounts	343	349	(6)	(1.72)%	345	4	1.16%
Net OMSR income (loss)	103	(199)	302	N/M	(14)	(185)	N/M
All other	280	125	155	124.00%	128	(3)	(2.34)%
Total service charges and fees	6,013	5,230	783	14.97%	5,437	(207)	(3.81)%
Earnings on corporate owned life insurance policies	726	761	(35)	(4.60)%	771	(10)	(1.30)%
Net gain on sale of mortgage loans	647	651	(4)	(0.61)%	573	78	13.61%
Net gains (losses) on sale of AFS securities	142	245	(103)	(42.04)%	163	82	50.31%
Other
Trust and brokerage advisory fees	2,607	2,705	(98)	(3.62)%	2,161	544	25.17%
Corporate Settlement Solutions joint venture	164	415	(251)	(60.48)%	463	(48)	(10.37)%
Gain on redemption of BOLI policies	—	469	(469)	N/M	—	469	N/M
Other	513	632	(119)	(18.83)%	791	(159)	(20.10)%
Total other	3,284	4,221	(937)	(22.20)%	3,415	806	23.60%
Total noninterest income	$10,812	$11,108	$(296)	(2.66)%	$10,359	$749	7.23%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees fluctuate from period-to-period based primarily on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fees, we do expect that fees will continue to increase in 2018 as the usage of ATM and debit cards continues to increase.

•	NSF and overdraft fees fluctuate from period-to-period based on customer activity. We anticipate NSF and overdraft fees in 2018 to approximate 2017 levels.

•
Offering rates on residential mortgage loans and increased prepayment speeds have been the most significant drivers behind the fluctuations in net OMSR income (loss). We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. Additionally, we anticipate increased mortgage rates, which may result in OMSR income in 2018.

•
We are continually analyzing our AFS securities for potential sale opportunities. Securities with unrealized gains and less than desirable yields may be sold for funding and profitability purposes. During 2016 and 2017, we identified several mortgage-backed securities that were desirable to be sold and recognized gains with these sales. We will continue to analyze our AFS securities portfolio for potential sale opportunities in 2018 and sell AFS securities when appropriate.

•
In recent periods, we have invested considerable efforts to increase our market share in trust and brokerage advisory services. We anticipate that these fees will increase in 2018 when compared to 2017 levels.

•	Income from our interest in Corporate Settlement Solutions, a title insurance company, has decreased as a result of the decline in residential mortgage refinance activity.

•	In 2016, we recognized a $469 gain on the redemption of a bank owned life insurance policy.

•	The fluctuations in all other income are spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations for the years ended December 31:

			Change			Change
	2017	2016	$	%	2015	$	%
Compensation and benefits
Employee salaries	$15,954	$13,941	$2,013	14.44%	$13,760	$181	1.32%
Employee benefits	5,571	5,229	342	6.54%	4,671	558	11.95%
Total compensation and benefits	21,525	19,170	2,355	12.28%	18,431	739	4.01%
Furniture and equipment
Depreciation	2,052	2,039	13	0.64%	1,949	90	4.62%
Service contracts	2,039	1,979	60	3.03%	1,856	123	6.63%
Computer expense	1,217	1,082	135	12.48%	1,095	(13)	(1.19)%
All other	215	175	40	22.86%	244	(69)	(28.28)%
Total furniture and equipment	5,523	5,275	248	4.70%	5,144	131	2.55%
Occupancy
Depreciation	850	782	68	8.70%	728	54	7.42%
Outside services	625	740	(115)	(15.54)%	701	39	5.56%
Property taxes	563	554	9	1.62%	526	28	5.32%
Utilities	513	551	(38)	(6.90)%	528	23	4.36%
All other	582	600	(18)	(3.00)%	554	46	8.30%
Total occupancy	3,133	3,227	(94)	(2.91)%	3,037	190	6.26%
Other
ATM and debit card fees	1,181	887	294	33.15%	742	145	19.54%
Audit and related fees	1,008	944	64	6.78%	889	55	6.19%
Consulting fees	790	800	(10)	(1.25)%	487	313	64.27%
Director fees	856	851	5	0.59%	827	24	2.90%
Donations and community relations	657	582	75	12.89%	841	(259)	(30.80)%
FDIC insurance premiums	642	719	(77)	(10.71)%	813	(94)	(11.56)%
Marketing costs	568	586	(18)	(3.07)%	497	89	17.91%
Loan underwriting fees	556	535	21	3.93%	347	188	54.18%
Interest and fees on retirement plans	515	312	203	65.06%	638	(326)	(51.10)%
Education and travel	471	536	(65)	(12.13)%	343	193	56.27%
Printing and supplies	415	391	24	6.14%	461	(70)	(15.18)%
Postage and freight	509	396	113	28.54%	381	15	3.94%
Legal fees	245	208	37	17.79%	295	(87)	(29.49)%
Amortization of deposit premium	119	162	(43)	(26.54)%	169	(7)	(4.14)%
Other losses	71	241	(170)	(70.54)%	150	91	60.67%
OTTI on AFS securities	—	770	(770)	(100.00)%	—	770	N/M
All other	1,441	1,305	136	10.42%	1,559	(254)	(16.29)%
Total other	10,044	10,225	(181)	(1.77)%	9,439	786	8.33%
Total noninterest expenses	$40,225	$37,897	$2,328	6.14%	$36,051	$1,846	5.12%

Significant changes in noninterest expenses are detailed below:

•
Employee salaries have increased in 2017 as a result of new positions required for future growth within our markets, merit increases, and additional costs related to lending compliance requirements. As such, we anticipate employee salaries expense to increase in 2018 compared to the expense levels of 2017.

•
Employee benefits expense for 2017 included increased service costs related to our defined benefit plan. This cost was off-set by a settlement with an insurance claim administrator in favor of Isabella Bank. Employee benefits expense in 2018 is expected to increase when compared to 2017 levels primarily due to costs directly related to increased compensation.

•
ATM and debit card fees increased in 2017 and include a one-time early termination fee with a card provider. While we have developed initiatives to increase ATM and debit card income in 2018, these initiatives are also anticipated to increase ATM and debit card fees. As such, 2018 ATM and debit card fees are expected to approximate 2017 levels.

•
Consulting fees remained at elevated levels in 2017 due to employee turnover which have subsequently been filled. Fees increased in 2016 as a result of outsourced operational functions related to our investment and trust services, consulting services to streamline processes, and talent recruitment services. Fees in 2018 are expected to approximate 2015 levels.

•
We have consistently been a strong supporter of the various communities, schools, and charities in the markets we serve. Included in donations and community relations were discretionary donations to The Isabella Bank Foundation, a non-controlled organization, of $258 for the year ended December 31, 2015. Donations and community relations fluctuate from period-to-period with 2018 expenses expected to increase as a result of planned contributions.

•
Interest and fees on retirement plans are now excluded from total compensation and benefits due to adoption of ASU 2017-07 (additional information is included in “Note 3 – Accounting Standards Updates”of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data). Interest and fees in 2017 and 2015 included additional settlement losses of $235 and $250 in connection with lump-sum benefit distributions related to our defined benefit pension plan. Additional information is included in “Note 17 – Benefit Plans”of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

•
We place a strong emphasis on employee development through continuous education. Education and travel expenses vary from year to year based on the timing of various programs that our employees attend. Expenses in 2018 are expected to approximate 2017 levels.

•	During the fourth quarter of 2016, we identified an AFS security that was impaired which resulted in an OTTI loss of $770. No such similar OTTI loss occurred in 2017.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition
The following table shows the composition and changes in our balance sheet as of December 31:

			Change
	2017	2016	$	%
ASSETS
Cash and cash equivalents	$30,848	$22,894	$7,954	34.74%
AFS securities
Amortized cost of AFS securities	551,712	557,648	(5,936)	(1.06)%
Unrealized gains (losses) on AFS securities	595	448	147	32.81%
AFS securities	552,307	558,096	(5,789)	(1.04)%
Mortgage loans AFS	1,560	1,816	(256)	(14.10)%
Loans
Gross loans	1,091,519	1,010,615	80,904	8.01%
Less allowance for loan and lease losses	7,700	7,400	300	4.05%
Net loans	1,083,819	1,003,215	80,604	8.03%
Premises and equipment	28,450	29,314	(864)	(2.95)%
Corporate owned life insurance policies	27,026	26,300	726	2.76%
Accrued interest receivable	7,063	6,580	483	7.34%
Equity securities without readily determinable fair values	23,454	21,694	1,760	8.11%
Goodwill and other intangible assets	48,547	48,666	(119)	(0.24)%
Other assets	10,056	13,576	(3,520)	(25.93)%
TOTAL ASSETS	$1,813,130	$1,732,151	$80,979	4.68%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,265,258	$1,195,040	$70,218	5.88%
Borrowed funds	344,878	337,694	7,184	2.13%
Accrued interest payable and other liabilities	8,089	11,518	(3,429)	(29.77)%
Total liabilities	1,618,225	1,544,252	73,973	4.79%
Shareholders’ equity	194,905	187,899	7,006	3.73%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,813,130	$1,732,151	$80,979	4.68%
As shown above, total assets have increased $80,979 since December 31, 2016 which was primarily driven by loan growth of $80,904. This growth was funded by the sale of AFS securities and increases in both deposits and borrowed funds. While generating quality loans will continue to be competitive, we expect that loans will continue to grow in 2018.
A discussion of changes in balance sheet amounts by major categories follows:
Cash and cash equivalents
Included in cash and cash equivalents are funds held with the FRB which fluctuate from period-to-period.
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

The following is a schedule of the carrying value of AFS investment securities as of December 31:

	2017	2016	2015	2014	2013
Government sponsored enterprises	$216	$10,259	$24,345	$24,136	$23,745
States and political subdivisions	208,474	212,919	232,217	215,345	201,988
Auction rate money market preferred	3,049	2,794	2,866	2,619	2,577
Preferred stocks	3,577	3,425	3,299	6,140	5,827
Mortgage-backed securities	208,797	227,256	263,384	166,926	144,115
Collateralized mortgage obligations	128,194	101,443	134,025	152,368	133,810
Total	$552,307	$558,096	$660,136	$567,534	$512,062
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
The following is a schedule of maturities of AFS investment securities and their weighted average yield as of December 31, 2017. Weighted average yields have been computed on an FTE basis using a tax rate of 34%. Beginning January 1, 2018, the FTE adjustment will be based on a 21% federal income tax rate as a result of the Tax Act. Our auction rate money market preferred is a long term floating rate instrument for which the interest rate is set at periodic auctions. At each successful auction, we have the option to sell the security at par value. Additionally, the issuers of auction rate securities generally have the right to redeem or refinance the debt. Because of their lack of contractual maturities, auction rate money market preferred and preferred stocks are not reported by a specific maturity group. Mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group due to their variable monthly payments. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	Maturing
	Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Securities with Variable Monthly Payments or Noncontractual Maturities
	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)	Amount	Yield (%)
Government sponsored enterprises	$—	—	$216	2.06	$—	—	$—	—	$—	—
States and political subdivisions	25,709	2.87	74,758	4.10	73,649	4.22	34,358	4.80	—	—
Mortgage-backed securities	—	—	—	—	—	—	—	—	208,797	2.30
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	128,194	2.36
Auction rate money market preferred	—	—	—	—	—	—	—	—	3,049	6.06
Preferred stocks	—	—	—	—	—	—	—	—	3,577	5.44
Total	$25,709	2.87	$74,974	4.09	$73,649	4.22	$34,358	4.80	$343,617	2.39

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
The following table presents the composition of the loan portfolio for the years ended December 31:

	2017	2016	2015	2014	2013
Commercial	$634,759	$575,664	$448,381	$433,270	$393,164
Agricultural	128,269	126,492	115,911	104,721	92,589
Residential real estate	272,368	266,050	251,501	266,155	291,499
Consumer	56,123	42,409	34,699	32,404	33,525
Total	$1,091,519	$1,010,615	$850,492	$836,550	$810,777
The following table presents the change in the loan portfolio categories for the years ended December 31:

	2017		2016		2015
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Commercial	$59,095	10.27%	$127,283	28.39%	$15,111	3.49%
Agricultural	1,777	1.40%	10,581	9.13%	11,190	10.69%
Residential real estate	6,318	2.37%	14,549	5.78%	(14,654)	(5.51)%
Consumer	13,714	32.34%	7,710	22.22%	2,295	7.08%
Total	$80,904	8.01%	$160,123	18.83%	$13,942	1.67%
While competition for commercial loans continues to be strong, we experienced significant growth in this segment of the portfolio during 2016 and 2017 and anticipate continued growth in 2018. Residential real estate and consumer loans also experienced growth over the last year and are both expected to increase in 2018. Initiatives implemented during 2016 to increase loan volume is the primary driver to our recent growth within the consumer loan portfolio.

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
Other assets
Other assets consist primarily of prepaid expenses, OMSR, and net deferred tax assets. Our level of deferred taxes was impacted by the Tax Act and tax strategies implemented in 2017. These tax strategies include significant estimates based on managements' best judgment. For more information related to estimates and deferred taxes, refer to “Note 1 – Nature of Operations and Summary of Significant Accounting Policies” and “Note 12 – Federal Income Taxes” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.

Deposits
Deposits are our primary source of funding. The following table presents the composition of the deposit portfolio as of December 31:

	2017	2016	2015	2014	2013
Noninterest bearing demand deposits	$237,511	$205,071	$191,376	$181,826	$158,428
Interest bearing demand deposits	231,666	209,325	212,666	190,984	192,089
Savings deposits	342,815	347,230	337,641	261,412	243,237
Certificates of deposit	331,718	321,914	324,101	339,824	362,473
Brokered certificates of deposit	102,808	88,632	73,815	72,134	56,329
Internet certificates of deposit	18,740	22,868	24,964	28,304	31,210
Total	$1,265,258	$1,195,040	$1,164,563	$1,074,484	$1,043,766
The following table presents the change in the deposit categories for the years ended December 31:

	2017		2016		2015
	$ Change	% Change	$ Change	% Change	$ Change	% Change
Noninterest bearing demand deposits	$32,440	15.82%	$13,695	7.16%	$9,550	5.25%
Interest bearing demand deposits	22,341	10.67%	(3,341)	(1.57)%	21,682	11.35%
Savings deposits	(4,415)	(1.27)%	9,589	2.84%	76,229	29.16%
Certificates of deposit	9,804	3.05%	(2,187)	(0.67)%	(15,723)	(4.63)%
Brokered certificates of deposit	14,176	15.99%	14,817	20.07%	1,681	2.33%
Internet certificates of deposit	(4,128)	(18.05)%	(2,096)	(8.40)%	(3,340)	(11.80)%
Total	$70,218	5.88%	$30,477	2.62%	$90,079	8.38%
Deposit demand continues to be driven by non-contractual deposits, such as demand deposits, while certificates of deposit and Internet certificates of deposit have gradually declined in recent years. Our significant growth in savings deposits during 2015 was the result of branch acquisitions, one of which was in a new market. We look to retain and attract customers within this new market to provide growth in deposits in future periods. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs, including changes in assets such as loans and investments.
The remaining maturity of time certificates and other time deposits of $250 or more as of December 31, 2017 was as follows:

Maturity
Within 3 months	$14,955
Within 3 to 6 months	5,392
Within 6 to 12 months	11,504
Over 12 months	36,140
Total	$67,991

Borrowed Funds
Borrowed funds include FHLB advances, securities sold under agreements to repurchase, and federal funds purchased. The balance of borrowed funds fluctuates from period-to-period based on our funding needs including changes in loans, investments, and deposits. To provide balance sheet growth, we utilize borrowings and brokered deposits to fund earning assets.
The following table presents borrowed funds balances for the years ended December 31:

	2017	2016	2015	2014	2013
FHLB advances	$290,000	$270,000	$235,000	$192,000	$162,000
Securities sold under agreements to repurchase without stated maturity dates	54,878	60,894	70,532	95,070	106,025
Securities sold under agreements to repurchase with stated maturity dates	—	—	—	439	11,301
Federal funds purchased	—	6,800	4,200	2,200	—
Total	$344,878	$337,694	$309,732	$289,709	$279,326
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

Contractual Obligations and Loan Commitments
We have various financial obligations, including contractual obligations and commitments, which may require future cash payments. The following schedule summarizes our non-cancellable obligations and future minimum payments as of December 31, 2017:

	Minimum Payments Due by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Deposits
Deposits with no stated maturity	$811,992	$—	$—	$—	$811,992
Certificates of deposit with stated maturities	191,012	150,757	89,657	21,840	453,266
Total deposits	1,003,004	150,757	89,657	21,840	1,265,258
Borrowed funds
Short-term borrowings	54,878	—	—	—	54,878
Long-term borrowings	70,000	120,000	80,000	20,000	290,000
Total borrowed funds	124,878	120,000	80,000	20,000	344,878
Total contractual obligations	$1,127,882	$270,757	$169,657	$41,840	$1,610,136
We also have loan commitments that may impact liquidity. The following schedule summarizes our loan commitments and expiration dates by period as of December 31, 2017. Commitments to grant loans include residential mortgage loans with the majority being loans committed to be sold to the secondary market. Since many of these commitments historically have expired without being drawn upon, the total amount of these commitments does not necessarily represent our future cash requirements.

	Expiration Dates by Period
	Due in One Year or Less	After One Year But Within Three Years	After Three Years But Within Five Years	After Five Years	Total
Unused commitments under lines of credit	$91,191	$76,233	$13,284	$3,609	$184,317
Commercial and standby letters of credit	1,622	—	—	—	1,622
Commitments to grant loans	24,782	—	—	—	24,782
Total loan commitments	$117,595	$76,233	$13,284	$3,609	$210,721
For additional disclosure related to Contractual Obligations and Loan Commitments, see “Note 13 – Off-Balance-Sheet Activities” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 220,510 shares or $6,177 of common stock during 2017, and 179,903 shares or $5,023 of common stock in 2016. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $640 and $573 during 2017 and 2016, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 184,286 shares or $5,181 of common stock during 2017 and 158,701 shares or $4,440 during 2016. As of December 31, 2017, we were authorized to repurchase up to an additional 215,671 shares of common stock.
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

There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.54% as of December 31, 2017.
Effective January 1, 2015, the minimum standard for primary, or Tier 1, capital increased from 4.00% to 6.00%. The minimum standard for total capital is 8.00%. Also effective January 1, 2015 was the new common equity tier 1 capital ratio which had a minimum requirement of 4.50%. Beginning on January 1, 2016, the capital conservation buffer went into effect which further increased the required levels. The following table sets forth the percentages required under the Risk Based Capital guidelines and our ratios as of December 31:

	2017		2016
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.23%	5.750%	12.39%	5.125%

Tier 1 capital	12.23%	7.250%	12.39%	6.625%
Tier 2 capital (1)	0.63%	2.000%	0.65%	2.000%
Total Capital	12.86%	9.250%	13.04%	8.625%
(1) Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At December 31, 2017, the Bank exceeded these minimum capital requirements. For further information regarding the Bank’s capital requirements, see “Note 16 – Minimum Regulatory Capital Requirements” of the “Notes to Consolidated Financial Statements” in Item 8. Financial Statements and Supplementary Data.
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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $293,188 or 16.17% of assets as of December 31, 2017 as compared to $307,112 or 17.73% as of December 31, 2016. The decrease in primary liquidity is a direct result of our unencumbered AFS securities activity during 2017. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity varies significantly daily, based on customer activity.
Our primary source of funds is deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans as collateral. As of December 31, 2017, we had available lines of credit of $139,381.
The following table summarizes our sources and uses of cash for the years ended December 31:

	2017	2016	$ Variance
Net cash provided by (used in) operating activities	$16,989	$19,162	$(2,173)
Net cash provided by (used in) investing activities	(79,023)	(68,831)	(10,192)
Net cash provided by (used in) financing activities	69,988	50,994	18,994
Increase (decrease) in cash and cash equivalents	7,954	1,325	6,629
Cash and cash equivalents January 1	22,894	21,569	1,325
Cash and cash equivalents December 31	$30,848	$22,894	$7,954
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

Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At December 31, 2017, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current low interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of December 31, 2017, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for 12 and 24 months as of:

	December 31, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.43)%	2.36%	4.18%	5.99%	7.94%	(2.29)%	2.61%	4.17%	5.39%	6.09%

	December 31, 2016
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(4.49)%	2.19%	4.31%	5.68%	6.67%	(5.32)%	2.64%	5.01%	6.33%	6.75%
Gap analysis, the secondary method to measure IRR, measures the cash flows and/or the earliest repricing of our interest bearing assets and liabilities. This analysis is useful for measuring trends in the repricing characteristics of the balance sheet. Significant assumptions are required in this process because of the embedded repricing options contained in assets and liabilities. Residential real estate and consumer loans allow the borrower to repay the balance prior to maturity without penalty, while commercial and agricultural loans may have prepayment penalties. The amount of prepayments is dependent upon many factors, including the interest rate of a given loan in comparison to the current offering rates, the level of sales of used homes, and the overall availability of credit in the market place. Generally, a decrease in interest rates will result in an increase in cash flows from these assets. A significant portion of our securities are callable or have prepayment options. The call and prepayment options are more likely to be exercised in a period of decreasing interest rates. Savings and demand accounts may generally be withdrawn on request without prior notice. The timing of cash flows from these deposits is estimated based on historical experience. Certificates of deposit have penalties that discourage early withdrawals.

The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of December 31, 2017 and December 31, 2016. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$5,481	$—	$100	$—	$—	$—	$5,581	$5,581
Average interest rates	1.65%	—%	0.35%	—%	—%	—%	1.63%
AFS securities	$95,000	$72,551	$71,591	$68,127	$60,607	$184,431	$552,307	$552,307
Average interest rates	2.33%	2.46%	2.59%	2.58%	2.38%	2.59%	2.50%
Fixed interest rate loans (1)	$153,100	$118,068	$114,872	$129,992	$116,779	$222,971	$855,782	$825,855
Average interest rates	4.12%	4.34%	4.24%	4.16%	4.34%	4.01%	4.17%
Variable interest rate loans (1)	$70,738	$35,473	$27,164	$25,494	$20,158	$56,710	$235,737	$231,051
Average interest rates	5.48%	4.79%	4.91%	4.43%	4.39%	3.72%	4.68%
Rate sensitive liabilities
Fixed rate borrowed funds	$124,878	$85,000	$35,000	$50,000	$20,000	$20,000	$334,878	$332,146
Average interest rates	1.15%	1.87%	1.80%	1.91%	1.97%	2.54%	1.65%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$9,943
Average interest rates	—%	—%	—%	1.72%	—%	—%	1.72%
Savings and NOW accounts	$49,140	$44,096	$39,607	$35,611	$32,051	$373,976	$574,481	$574,481
Average interest rates	0.22%	0.22%	0.22%	0.22%	0.21%	0.27%	0.25%
Fixed interest rate certificates of deposit	$188,598	$109,047	$37,604	$50,814	$38,843	$21,840	$446,746	$437,400
Average interest rates	1.05%	1.57%	1.62%	1.76%	1.85%	2.05%	1.42%
Variable interest rate certificates of deposit	$2,414	$4,106	$—	$—	$—	$—	$6,520	$6,492
Average interest rates	1.40%	1.66%	—%	—%	—%	—%	1.56%

	December 31, 2016
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$2,727	$—	$—	$—	$—	$—	$2,727	$2,727
Average interest rates	0.34%	—%	—%	—%	—%	—%	0.34%
AFS securities	$114,247	$71,220	$64,931	$63,150	$66,976	$177,572	$558,096	$558,096
Average interest rates	2.35%	2.38%	2.45%	2.64%	2.57%	2.50%	2.47%
Fixed interest rate loans (1)	$159,964	$115,741	$103,514	$107,185	$112,811	$199,160	$798,375	$778,769
Average interest rates	4.15%	4.25%	4.34%	4.16%	4.15%	4.10%	4.18%
Variable interest rate loans (1)	$69,024	$29,179	$38,248	$16,179	$23,632	$35,978	$212,240	$212,240
Average interest rates	4.83%	4.32%	4.16%	3.62%	3.74%	3.86%	4.26%
Rate sensitive liabilities
Fixed rate borrowed funds	$137,694	$50,000	$60,000	$10,000	$50,000	$20,000	$327,694	$326,975
Average interest rates	0.83%	2.16%	1.99%	1.98%	1.91%	2.54%	1.55%
Variable rate borrowed funds	$—	$—	$—	$—	$10,000	$—	$10,000	$10,000
Average interest rates	—%	—%	—%	—%	1.21%	—%	1.21%
Savings and NOW accounts	$84,972	$42,596	$38,220	$34,326	$30,858	$325,583	$556,555	$556,555
Average interest rates	0.57%	0.12%	0.11%	0.11%	0.11%	0.11%	0.18%
Fixed interest rate certificates of deposit	$195,389	$80,139	$45,110	$33,929	$50,978	$24,881	$430,426	$427,100
Average interest rates	0.86%	1.18%	1.35%	1.58%	1.68%	1.84%	1.18%
Variable interest rate certificates of deposit	$1,078	$1,910	$—	$—	$—	$—	$2,988	$2,988
Average interest rates	0.62%	0.99%	—%	—%	—%	—%	0.85%
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
Interest Rate Sensitivity
Interest rate sensitivity is determined by the amount of earning assets and interest bearing liabilities repricing within a specific time period, and their relative sensitivity to a change in interest rates. We strive to achieve reasonable stability in the net interest margin through periods of changing interest rates. One tool we use to measure interest rate sensitivity is gap analysis. As shown in the following table, the gap analysis depicts our position for specific time periods and the cumulative repricing gap as a percentage of total assets.
The interest rate sensitivity information for AFS securities is based on the expected prepayments and call dates versus stated maturities. Fixed rate loans are included in the appropriate time frame based on their scheduled amortization. Variable rate loans, which totaled $235,737 as of December 31, 2017, are included in the time frame of their earliest repricing. Time deposit liabilities are scheduled based on their contractual maturity except for variable rate time deposits in the amount of $6,520 that are included in the 0 to 3 month time frame.
The following table shows the time periods and the amount of assets and liabilities available for interest rate repricing as of December 31, 2017. For purposes of this analysis, nonaccrual loans and the ALLL are excluded.

	0 to 3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years
Interest sensitive assets
AFS securities	$21,187	$73,813	$272,876	$184,431
Loans	292,208	93,602	479,711	222,971
Total	$313,395	$167,415	$752,587	$407,402
Interest sensitive liabilities
Borrowed funds	$94,878	$30,000	$200,000	$20,000
Time deposits	53,404	141,714	236,308	21,840
Savings	342,815	—	—	—
NOW	231,666	—	—	—
Total	$722,763	$171,714	$436,308	$41,840
Cumulative repricing gap	$(409,368)	$(413,667)	$(97,388)	$268,174
Cumulative repricing gap as a % of assets	(22.58)%	(22.82)%	(5.37)%	14.79%
The following table shows the maturity of commercial and agricultural loans outstanding at December 31, 2017. Also provided are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	1 Year or Less	1 to 5 Years	Over 5 Years	Total
Commercial and agricultural	$104,928	$404,948	$253,152	$763,028
Interest sensitivity
Loans maturing after one year that have:
Fixed interest rates		$340,713	$241,880
Variable interest rates		64,235	11,272
Total		$404,948	$253,152

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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Isabella Bank Corporation
Mount Pleasant, Michigan
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Isabella Bank Corporation as of December 31, 2017 and 2016, and the related consolidated statements of changes in shareholders’ equity, income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). We also have audited Isabella Bank Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Isabella Bank Corporation as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion Isabella Bank Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
Basis for Opinions
Isabella Bank Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on Isabella Bank Corporation’s consolidated financial statements and on Isabella Bank Corporation’s internal control over financial reporting based on our integrated audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Isabella Bank Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Rehmann Robson LLC

We have served as Isabella Bank Corporation's independent auditor since 1996.
Saginaw, Michigan
March 15, 2018

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2017	2016
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$25,267	$20,167
Interest bearing balances due from banks	5,581	2,727
Total cash and cash equivalents	30,848	22,894
AFS securities (amortized cost of $551,712 in 2017 and $557,648 in 2016)	552,307	558,096
Mortgage loans AFS	1,560	1,816
Loans
Commercial	634,759	575,664
Agricultural	128,269	126,492
Residential real estate	272,368	266,050
Consumer	56,123	42,409
Gross loans	1,091,519	1,010,615
Less allowance for loan and lease losses	7,700	7,400
Net loans	1,083,819	1,003,215
Premises and equipment	28,450	29,314
Corporate owned life insurance policies	27,026	26,300
Accrued interest receivable	7,063	6,580
Equity securities without readily determinable fair values	23,454	21,694
Goodwill and other intangible assets	48,547	48,666
Other assets	10,056	13,576
TOTAL ASSETS	$1,813,130	$1,732,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$237,511	$205,071
NOW accounts	231,666	209,325
Certificates of deposit under $250 and other savings	728,090	717,078
Certificates of deposit over $250	67,991	63,566
Total deposits	1,265,258	1,195,040
Borrowed funds	344,878	337,694
Accrued interest payable and other liabilities	8,089	11,518
Total liabilities	1,618,225	1,544,252
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,857,293 shares (including 31,769 shares held in the Rabbi Trust) in 2017 and 7,821,069 shares (including 26,042 shares held in the Rabbi Trust) in 2016	140,277	139,525
Shares to be issued for deferred compensation obligations	5,502	5,038
Retained earnings	51,728	46,114
Accumulated other comprehensive income (loss)	(2,602)	(2,778)
Total shareholders’ equity	194,905	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,813,130	$1,732,151

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2015	7,776,274	$138,755	$4,242	$32,103	$(506)	$174,594
Comprehensive income (loss)	—	—	—	15,130	727	15,857
Issuance of common stock	216,700	5,201	—	—	—	5,201
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	200	(200)	—	—	—
Share-based payment awards under equity compensation plan	—	—	550	—	—	550
Common stock purchased for deferred compensation obligations	—	(368)	—	—	—	(368)
Common stock repurchased pursuant to publicly announced repurchase plan	(193,107)	(4,590)	—	—	—	(4,590)
Cash dividends paid ($0.94 per common share)	—	—	—	(7,273)	—	(7,273)
Balance, December 31, 2015	7,799,867	139,198	4,592	39,960	221	183,971
Comprehensive income (loss)	—	—	—	13,799	(2,999)	10,800
Issuance of common stock	179,903	5,023	—	—	—	5,023
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	127	(127)	—	—	—
Share-based payment awards under equity compensation plan	—	—	573	—	—	573
Common stock purchased for deferred compensation obligations	—	(383)	—	—	—	(383)
Common stock repurchased pursuant to publicly announced repurchase plan	(158,701)	(4,440)	—	—	—	(4,440)
Cash dividends paid ($0.98 per common share)	—	—	—	(7,645)	—	(7,645)
Balance, December 31, 2016	7,821,069	139,525	5,038	46,114	(2,778)	187,899
Comprehensive income (loss)	—	—	—	13,237	543	13,780
Reclassification resulting from the enactment of the Tax Act	—	—	—	367	(367)	—
Issuance of common stock	220,510	6,177	—	—	—	6,177
Common stock issued for deferred compensation obligations	—	—	—	—	—	—
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	176	(176)	—	—	—
Share-based payment awards under equity compensation plan	—	—	640	—	—	640
Common stock purchased for deferred compensation obligations	—	(420)	—	—	—	(420)
Common stock repurchased pursuant to publicly announced repurchase plan	(184,286)	(5,181)	—	—	—	(5,181)
Cash dividends paid ($1.02 per common share)	—	—	—	(7,990)	—	(7,990)
Balance, December 31, 2017	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands except per share amounts)

	Year Ended December 31
	2017	2016	2015
Interest income
Loans, including fees	$43,537	$38,537	$35,853
AFS securities
Taxable	8,564	8,746	9,053
Nontaxable	5,570	5,715	5,996
Federal funds sold and other	742	668	600
Total interest income	58,413	53,666	51,502
Interest expense
Deposits	6,809	5,836	5,850
Borrowings	5,685	5,029	4,313
Total interest expense	12,494	10,865	10,163
Net interest income	45,919	42,801	41,339
Provision for loan losses	253	(135)	(2,771)
Net interest income after provision for loan losses	45,666	42,936	44,110
Noninterest income
Service charges and fees	6,013	5,230	5,437
Earnings on corporate owned life insurance policies	726	761	771
Net gain on sale of mortgage loans	647	651	573
Net gains on sale of AFS securities	142	245	163
Other	3,284	4,221	3,415
Total noninterest income	10,812	11,108	10,359
Noninterest expenses
Compensation and benefits	21,525	19,170	18,431
Furniture and equipment	5,523	5,275	5,144
Occupancy	3,133	3,227	3,037
Other	10,044	10,225	9,439
Total noninterest expenses	40,225	37,897	36,051
Income before federal income tax expense	16,253	16,147	18,418
Federal income tax expense	3,016	2,348	3,288
NET INCOME	$13,237	$13,799	$15,130
Earnings per common share
Basic	$1.69	$1.77	$1.95
Diluted	$1.65	$1.73	$1.90
Cash dividends per common share	$1.02	$0.98	$0.94
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Year Ended December 31
	2017	2016	2015
Net income	$13,237	$13,799	$15,130
Unrealized gains (losses) on AFS securities
Unrealized gains (losses) arising during the period	289	(5,865)	310
Reclassification adjustment for net realized (gains) losses included in net income	(142)	(245)	(163)
Reclassification adjustment for impairment loss included in net income	—	770	—
Comprehensive income (loss) before income tax (expense) benefit	147	(5,340)	147
Tax effect (1)	89	1,834	87
Unrealized gains (losses) on AFS securities, net of tax	236	(3,506)	234
Unrealized gains (losses) on derivative instruments
Unrealized gains (losses) on derivative instruments arising during the period	43	248	—
Tax effect (1)	(15)	(84)	—
Unrealized gains (losses) on derivative instruments, net of tax	28	164	—
Change in unrecognized pension cost on defined benefit pension plan
Change in unrecognized pension cost arising during the period	11	282	255
Reclassification adjustment for net periodic benefit cost included in net income	412	238	492
Net change in unrecognized pension cost	423	520	747
Tax effect (1)	(144)	(177)	(254)
Change in unrealized pension cost, net of tax	279	343	493
Other comprehensive income (loss), net of tax	543	(2,999)	727
Comprehensive income (loss)	$13,780	$10,800	$15,857

(1)	See “Note 18 – Accumulated Other Comprehensive Income (Loss)” in the accompanying notes to consolidated financial statements for tax effect reconciliation.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$13,237	$13,799	$15,130
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	253	(135)	(2,771)
Impairment of foreclosed assets	2	10	99
Depreciation	2,902	2,821	2,677
Amortization of OMSR	340	394	340
Amortization of acquisition intangibles	119	162	169
Net amortization of AFS securities	2,144	2,747	2,074
AFS security impairment loss	—	770	—
Net (gains) losses on sale of AFS securities	(142)	(245)	(163)
Net gain on sale of mortgage loans	(647)	(651)	(573)
Increase in cash value of corporate owned life insurance policies	(726)	(761)	(771)
Gains from redemption of corporate owned life insurance policies	—	(469)	—
Share-based payment awards under equity compensation plan	640	573	550
Deferred income tax (benefit) expense	2,837	(282)	1,692
Origination of loans held-for-sale	(36,276)	(33,089)	(42,887)
Proceeds from loan sales	37,179	33,111	43,174
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(483)	(311)	(418)
Other assets	(961)	(954)	(5,322)
Accrued interest payable and other liabilities	(3,429)	1,672	(910)
Net cash provided by (used in) operating activities	16,989	19,162	12,090
INVESTING ACTIVITIES
Activity in AFS securities
Sales	12,827	35,664	1,319
Maturities, calls, and principal payments	97,617	137,278	90,036
Purchases	(106,510)	(79,514)	(185,721)
Net loan principal (originations) collections	(81,188)	(160,294)	(15,029)
Proceeds from sales of foreclosed assets	269	486	1,523
Purchases of premises and equipment	(2,038)	(3,804)	(5,127)
Purchases of corporate owned life insurance policies	—	—	(500)
Proceeds from redemption of corporate owned life insurance policies	—	1,353	—
Net cash provided by (used in) investing activities	(79,023)	(68,831)	(113,499)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Year Ended December 31
	2017	2016	2015
FINANCING ACTIVITIES
Net increase (decrease) in deposits	$70,218	$30,477	$90,079
Net increase (decrease) in borrowed funds	7,184	27,962	20,023
Cash dividends paid on common stock	(7,990)	(7,645)	(7,273)
Proceeds from issuance of common stock	6,177	5,023	5,201
Common stock repurchased	(5,181)	(4,440)	(4,590)
Common stock purchased for deferred compensation obligations	(420)	(383)	(368)
Net cash provided by (used in) financing activities	69,988	50,994	103,072
Increase (decrease) in cash and cash equivalents	7,954	1,325	1,663
Cash and cash equivalents at beginning of period	22,894	21,569	19,906
Cash and cash equivalents at end of period	$30,848	$22,894	$21,569
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$12,388	$10,836	$10,176
Income taxes paid	3,120	1,415	3,493
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$331	$306	$1,158

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share amounts)
Note 1 – Nature of Operations and Summary of Significant Accounting Policies
BASIS OF PRESENTATION AND CONSOLIDATION: The consolidated financial statements include the accounts of Isabella Bank Corporation, a financial services holding company, and its wholly owned subsidiary, Isabella Bank. All intercompany balances and accounts have been eliminated in consolidation. References to “the Corporation,” “Isabella,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiary. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
For additional information, see “Note 19 – Related Party Transactions.”
NATURE OF OPERATIONS: Isabella Bank Corporation is a financial services holding company offering a wide array of financial products and services in several mid-Michigan counties. Our banking subsidiary, Isabella Bank, offers banking services through 29 locations and a loan production office, 24 hour banking services locally and nationally through shared automatic teller machines, 24 hour online banking, mobile banking, and direct deposits to businesses, institutions, and individuals. Lending services offered include commercial loans, agricultural loans, residential real estate loans, and consumer loans. Deposit services include interest and noninterest bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. Other related financial products include trust and investment services, safe deposit box rentals, and credit life insurance. Active competition, principally from other commercial banks, savings banks and credit unions, exists in all of our principal markets. Our results of operations can be significantly affected by changes in interest rates, changes in the local economic environment and changes in regulations.
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
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ALLL, the fair value of AFS investment securities, the valuation of goodwill and other intangible assets, and determination of net deferred tax assets.
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
We utilize fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Investment securities AFS and derivative instruments are recorded at fair value on a recurring basis. Additionally, from time-to-time, we may be required to record other assets and liabilities at fair value on a nonrecurring basis, such as mortgage loans AFS, impaired loans, foreclosed assets, OMSR, goodwill, and certain other assets and liabilities. These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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
The ALLL consists of specific, general, and unallocated components. The specific component relates to loans that are deemed to be impaired. For such loans that are analyzed for specific allowance allocations, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non classified loans and is based on historical loss experience adjusted for current conditions. An unallocated component is maintained to cover uncertainties that we believe affect our estimate of probable losses based on qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
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
Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type, and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If we later determine that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the valuation allowance may be recorded as an increase to income. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The unpaid principal balance of mortgages serviced for others was $266,789 and $272,882 with capitalized servicing rights of $2,409 and $2,306 at December 31, 2017 and 2016, respectively.
Servicing fee income is recorded for fees earned for servicing loans for others. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. We recorded servicing fee revenue of $671, $696, and $712 related to residential mortgage loans serviced for others during 2017, 2016, and 2015, respectively, which is included in other noninterest income.
FORECLOSED ASSETS: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of our carrying amount or fair value less estimated selling costs at the date of transfer, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the ALLL. After foreclosure, property held for sale is carried at the lower of the new cost basis or fair value less costs to sell. Impairment losses on property to be held and used are measured at the amount by which the carrying amount of property exceeds its fair value. Costs relating to holding these assets are expensed as incurred. We periodically perform valuations and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of our carrying amount or fair value less costs to sell. Foreclosed assets of $291 and $231 as of December 31, 2017 and 2016, respectively, are included in other assets.
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
EQUITY SECURITIES WITHOUT READILY DETERMINABLE FAIR VALUES: Included in equity securities without readily determinable fair values are our holdings in FHLB stock and FRB stock as well as our ownership interest in Corporate Settlement Solutions, LLC. Our investment in Corporate Settlement Solutions, LLC, a title insurance company, was made in the 1st quarter of 2008. We are not the managing entity of Corporate Settlement Solutions, LLC, and account for our investment in that entity under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of December 31:

	2017	2016
FHLB Stock	$13,700	$11,900
Corporate Settlement Solutions, LLC	7,421	7,461
FRB Stock	1,999	1,999
Other	334	334
Total	$23,454	$21,694
EQUITY COMPENSATION PLAN: At December 31, 2017, the Directors Plan had 226,909 shares eligible to be issued to participants, for which the Rabbi Trust held 31,769 shares. We had 213,470 shares to be issued in 2016, with 26,042 shares held in the Rabbi Trust. Compensation costs relating to share based payment transactions are recognized as the services are rendered, with the cost measured based on the fair value of the equity or liability instruments issued (see “Note 17 – Benefit Plans”).

CORPORATE OWNED LIFE INSURANCE: We have purchased life insurance policies on key members of management, partially for the purpose of funding certain post-retirement benefits. In the event of death of one of these individuals, we would receive a specified cash payment equal to the face value of the policy. Such policies are recorded at their cash surrender value, or the amount that can be realized on the balance sheet. Increases in cash surrender value in excess of single premiums paid are reported as other noninterest income.
As of December 31, 2017 and 2016, the present value of the post retirement benefits payable by us to the covered employees was estimated to be $2,891 and $2,174, respectively, and is included in accrued interest payable and other liabilities. The periodic policy maintenance costs were $31, $(8), and $71 for 2017, 2016, and 2015, respectively, and are included in other noninterest expenses.
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
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The new law establishes a flat corporate federal statutory income tax rate of 21%. In accordance with ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. As such, federal income tax expense for the year ended December 31, 2017 reflects the effect of the tax rate change on net deferred tax assets and liabilities.
We analyze our filing positions in the jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We also treat interest and penalties attributable to income taxes, to the extent they arise, as a component of our noninterest expenses.
DEFINED BENEFIT PENSION PLAN: We maintain a noncontributory defined benefit pension plan, which was curtailed effective March 1, 2007. The service cost component of the defined benefit pension plan is included in “compensation and benefits” on the consolidated statements of income and are funded consistent with the requirements of federal laws and regulations. All other costs related to the defined benefit pension plan are included in “other” noninterest expenses on the consolidated statements of income. The current benefit obligation is included in "accrued interest payable and other liabilities" on the consolidated balance sheets. Inherent in the determination of defined benefit pension costs are assumptions concerning future events that will affect the amount and timing of required benefit payments under the plan. These assumptions include demographic assumptions such as mortality, a discount rate used to determine the current benefit obligation and a long-term expected rate of return on plan assets. Net periodic benefit cost includes interest cost based on the assumed discount rate, an expected return on plan assets based on an actuarially derived market-related value of assets, and amortization of unrecognized net actuarial gains or losses. Actuarial gains and losses result from experience different from that assumed and from changes in assumptions (excluding asset gains and losses not yet reflected in market-related value). Amortization of actuarial gains and losses is included as a component of net periodic defined benefit pension cost.
For additional information, see “Note 17 – Benefit Plans.”
MARKETING COSTS: Marketing costs are expensed as incurred (see “Note 11 – Other Noninterest Expenses”).

RECLASSIFICATIONS: Certain amounts reported in the 2016 and 2015 consolidated financial statements have been reclassified to conform with the 2017 presentation.
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
Earnings per common share have been computed based on the following:

	2017	2016	2015
Average number of common shares outstanding for basic calculation	7,841,451	7,813,739	7,775,988
Average potential effect of common shares in the Directors Plan (1)	192,286	185,611	177,988
Average number of common shares outstanding used to calculate diluted earnings per common share	8,033,737	7,999,350	7,953,976
Net income	$13,237	$13,799	$15,130
Earnings per common share
Basic	$1.69	$1.77	$1.95
Diluted	$1.65	$1.73	$1.90

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Recently Adopted Accounting Standards Updates
ASU No. 2017-07: “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”
In March 2017, ASU 2017-07 was issued and sets forth requirements related to the disclosure of costs related to defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. Specifically, the amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted. We elected to early adopt the new authoritative guidance and have disclosed costs related to our plans in accordance with the new authoritative guidance. As a result, interest and fees related to our retirement plans are now disclosed separately from service costs which are included in total compensation and benefits. Interest and fees related to retirement plans in 2017, 2016 and 2015 were $515, $312, and $638, respectively, and are included in other noninterest expenses on the consolidated statements of income.
ASU No. 2018-02: “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”
In February 2018, ASU 2018-02 was issued which provided guidance related to "stranded" deferred tax amounts in accumulated other comprehensive income resulting from the tax effects of the recently enacted Tax Cuts and Jobs Act. For the stranded tax effects, this update allows for a reclassification from accumulated other comprehensive income to retained earnings to eliminate the stranded tax effects.
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2018 with early adoption permitted. We elected to early adopt the new authoritative guidance to eliminate the stranded tax effects on each AOCI component. As a result of this guidance, we reclassified $367 from AOCI to retained earnings as of December 31, 2017. For additional information, see “Note 18 – Accumulated Other Comprehensive Income (Loss).”

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
The new authoritative guidance, as amended, is effective on January 1, 2018. The majority of our income, as well as that of the vast majority of financial institutions, is excluded from this guidance. We reviewed our contracts related to trust and investment services and those related to other noninterest income to determine if changes in income recognition were required as a result of this guidance. Implementation of this guidance is not expected to have a significant impact on our operating results.
ASU No. 2016-01: “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities”
In January 2016, ASU No. 2016-01 sets forth the following: 1) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment and requiring measurement of the investment at fair value when an impairment exists; 3) for public entities, eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 4) for public entities, requires the use of exit price notion when measuring the fair value of financial instruments for disclosure purposes; 5) requires an entity to present separately in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 6) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; and 7) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. As a result of this guidance, the change in the fair value of equity investments will be required to be recorded in net income beginning on January 1, 2018. The impact on our operations or financial statement disclosures will depend on the fair value of these investments at their next measurement date.
In February 2018, ASU No. 2018-03: “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities” was issued. This update sets forth correction or improvement amendments for specific issues that may arise within the scope of ASU 2016-01. These amendments follow ASU 2016-01 in regards to effective dates and are not believed to have a significant impact on our initial assessment of ASU 2016-01 as it relates to the impact on our operations or financial statement disclosures.
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
Under the new guidance, the incurred loss impairment methodology in current GAAP is replaced with a methodology that reflects current expected credit losses (CECL). This methodology requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances which applies to assets measured either collectively or individually.
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
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until its effective date. A committee was formed to develop a road map to implementation. This committee will monitor progress to ensure timely and accurate adoption of the guidance. We began work around the identification and collection of required borrower and loan level data. We recognize that quality data is key to properly identify loan segments and then apply the most appropriate methodology to each segment. We anticipate a significant amount of progress during 2018 to position ourselves to be able to run parallel models during 2019. This will allow us to solidify our methodology for implementation in 2020.
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
The update addresses current GAAP designation limitations by permitting three hedge accounting options for risk components in hedging relationships involving nonfinancial risk and interest rate risk. The amendments in this update provide further revisions to the current limitations on designation in a fair value hedge of interest rate risk. Specifically, the update changes the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk by providing four permissible accounting treatments.
In addition to the amendments to the designation and measurement guidance for qualifying hedging relationships, the amendments in this update also align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The update provides requirements for the recognition and presentation for qualifying hedges.
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
Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows as of December 31:

	2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$217	$—	$1	$216
States and political subdivisions	204,131	4,486	143	208,474
Auction rate money market preferred	3,200	—	151	3,049
Preferred stocks	3,800	—	223	3,577
Mortgage-backed securities	210,757	390	2,350	208,797
Collateralized mortgage obligations	129,607	160	1,573	128,194
Total	$551,712	$5,036	$4,441	$552,307

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$10,258	$3	$2	$10,259
States and political subdivisions	208,977	4,262	320	212,919
Auction rate money market preferred	3,200	—	406	2,794
Preferred stocks	3,800	—	375	3,425
Mortgage-backed securities	229,593	581	2,918	227,256
Collateralized mortgage obligations	101,820	600	977	101,443
Total	$557,648	$5,446	$4,998	$558,096

The amortized cost and fair value of AFS securities by contractual maturity at December 31, 2017 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$217	$—	$—	$—	$217
States and political subdivisions	25,655	73,498	71,611	33,367	—	204,131
Auction rate money market preferred	—	—	—	—	3,200	3,200
Preferred stocks	—	—	—	—	3,800	3,800
Mortgage-backed securities	—	—	—	—	210,757	210,757
Collateralized mortgage obligations	—	—	—	—	129,607	129,607
Total amortized cost	$25,655	$73,715	$71,611	$33,367	$347,364	$551,712
Fair value	$25,709	$74,974	$73,649	$34,358	$343,617	$552,307
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
A summary of the sales activity of AFS securities was as follows during the years ended December 31:

	2017	2016	2015
Proceeds from sales of AFS securities	$12,827	$35,664	$1,319
Gross realized gains (losses)	$142	$245	$163
Applicable income tax expense (benefit)	$48	$83	$55
The following information pertains to AFS securities with gross unrealized losses at December 31 aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1	$216	$—	$—	$1
States and political subdivisions	142	16,139	1	188	143
Auction rate money market preferred	—	—	151	3,049	151
Preferred stocks	—	—	223	3,577	223
Mortgage-backed securities	454	72,007	1,896	76,065	2,350
Collateralized mortgage obligations	701	76,435	872	25,308	1,573
Total	$1,298	$164,797	$3,143	$108,187	$4,441
Number of securities in an unrealized loss position:		81		26	107

	2016
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$2	$9,936	$—	$—	$2
States and political subdivisions	311	21,800	9	355	320
Auction rate money market preferred	—	—	406	2,794	406
Preferred stocks	—	—	375	3,425	375
Mortgage-backed securities	2,918	175,212	—	—	2,918
Collateralized mortgage obligations	628	51,466	349	11,381	977
Total	$3,859	$258,414	$1,139	$17,955	$4,998
Number of securities in an unrealized loss position:		104		9	113
As of December 31, 2017 and 2016, we conducted an analysis to determine whether any securities currently in an unrealized loss position, should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we recognized an OTTI of $770 in earnings for the year ended December 31, 2016. Based on analysis of the bond, there was no additional OTTI recognized as of December 31, 2017. The following table provides a roll-forward of credit related impairment recorded in earnings for the years ended December 31:

	2017	2016	2015
Balance at beginning of year	$770	$—	$282
Additions to credit losses for which no previous OTTI was recognized	—	770	—
Reductions for credit losses realized on securities sold during the year	—	—	(282)
Balance at end of year	$770	$770	$—
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of December 31, 2017 and 2016, with the exception of the one municipal bond discussed above.

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
Loans that we have the intent and ability to hold in our portfolio are reported at their outstanding principal balance adjusted for any charge-offs, the ALLL, and any deferred fees or costs. Interest income is accrued over the term of the loan based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as a component of interest income over the term of the loan using the appropriate yield methods.
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
Underwriting criteria for residential real estate loans generally include:

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
Consumer loans include secured and unsecured personal loans. Loans are amortized for a period of up to 15 years based on the age and value of the underlying collateral. The underwriting emphasis is on a borrower’s perceived intent and ability to pay rather than collateral value. No consumer loans are sold to the secondary market.
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
A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Year Ended December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(265)	—	(200)	(306)	—	(771)
Recoveries	453	—	206	159	—	818
Provision for loan losses	(296)	(273)	(107)	423	506	253
December 31, 2017	$1,706	$611	$2,563	$900	$1,920	$7,700

	Allowance for Loan Losses
	Year Ended December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2016	$2,171	$329	$3,330	$522	$1,048	$7,400
Charge-offs	(57)	—	(574)	(285)	—	(916)
Recoveries	448	92	287	224	—	1,051
Provision for loan losses	(748)	463	(379)	163	366	(135)
December 31, 2016	$1,814	$884	$2,664	$624	$1,414	$7,400

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$650	$—	$1,480	$—	$—	$2,130
Collectively evaluated for impairment	1,056	611	1,083	900	1,920	5,570
Total	$1,706	$611	$2,563	$900	$1,920	$7,700
Loans
Individually evaluated for impairment	$8,099	$10,598	$7,939	$17		$26,653
Collectively evaluated for impairment	626,660	117,671	264,429	56,106		1,064,866
Total	$634,759	$128,269	$272,368	$56,123		$1,091,519

	Allowance for Loan Losses and Recorded Investment in Loans
	As of December 31, 2016
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$741	$1	$1,629	$—	$—	$2,371
Collectively evaluated for impairment	1,073	883	1,035	624	1,414	5,029
Total	$1,814	$884	$2,664	$624	$1,414	$7,400
Loans
Individually evaluated for impairment	$7,859	$5,545	$8,638	$26		$22,068
Collectively evaluated for impairment	567,805	120,947	257,412	42,383		988,547
Total	$575,664	$126,492	$266,050	$42,409		$1,010,615
The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of December 31:

	2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$24	$316	$—	$340	$—	$34	$34	$374
2 - High quality	8,402	12,262	—	20,664	2,909	1,024	3,933	24,597
3 - High satisfactory	131,826	46,668	12,081	190,575	21,072	8,867	29,939	220,514
4 - Low satisfactory	326,166	75,591	—	401,757	47,835	18,467	66,302	468,059
5 - Special mention	8,986	3,889	—	12,875	10,493	8,546	19,039	31,914
6 - Substandard	5,521	2,298	—	7,819	5,377	2,747	8,124	15,943
7 - Vulnerable	729	—	—	729	479	419	898	1,627
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$481,654	$141,024	$12,081	$634,759	$88,165	$40,104	$128,269	$763,028

	2016
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$28	$438	$—	$466	$—	$—	$—	$466
2 - High quality	11,821	12,091	19,688	43,600	3,566	1,426	4,992	48,592
3 - High satisfactory	103,529	41,982	—	145,511	21,657	11,388	33,045	178,556
4 - Low satisfactory	299,317	74,432	—	373,749	48,955	22,715	71,670	445,419
5 - Special mention	3,781	1,178	—	4,959	6,009	3,085	9,094	14,053
6 - Substandard	5,901	1,474	—	7,375	3,650	3,508	7,158	14,533
7 - Vulnerable	4	—	—	4	—	533	533	537
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$424,381	$131,595	$19,688	$575,664	$83,837	$42,655	$126,492	$702,156
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of December 31:

	2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$295	$325	$54	$729	$1,403	$480,251	$481,654
Commercial other	1,069	28	18	—	1,115	139,909	141,024
Advances to mortgage brokers	—	—	—	—	—	12,081	12,081
Total commercial	1,364	353	72	729	2,518	632,241	634,759
Agricultural
Agricultural real estate	84	190	—	1,531	1,805	86,360	88,165
Agricultural other	39	—	104	419	562	39,542	40,104
Total agricultural	123	190	104	1,950	2,367	125,902	128,269
Residential real estate
Senior liens	3,718	234	132	325	4,409	225,007	229,416
Junior liens	69	10	—	23	102	6,812	6,914
Home equity lines of credit	293	—	77	—	370	35,668	36,038
Total residential real estate	4,080	244	209	348	4,881	267,487	272,368
Consumer
Secured	37	10	10	—	57	52,005	52,062
Unsecured	13	—	—	—	13	4,048	4,061
Total consumer	50	10	10	—	70	56,053	56,123
Total	$5,617	$797	$395	$3,027	$9,836	$1,081,683	$1,091,519

	2016
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$1,580	$—	$35	$4	$1,619	$422,762	$424,381
Commercial other	1,693	35	—	—	1,728	129,867	131,595
Advances to mortgage brokers	—	—	—	—	—	19,688	19,688
Total commercial	3,273	35	35	4	3,347	572,317	575,664
Agricultural
Agricultural real estate	191	—	508	—	699	83,138	83,837
Agricultural other	19	—	—	533	552	42,103	42,655
Total agricultural	210	—	508	533	1,251	125,241	126,492
Residential real estate
Senior liens	1,638	174	22	498	2,332	216,681	219,013
Junior liens	15	—	—	25	40	8,317	8,357
Home equity lines of credit	270	6	68	—	344	38,336	38,680
Total residential real estate	1,923	180	90	523	2,716	263,334	266,050
Consumer
Secured	110	—	—	—	110	38,582	38,692
Unsecured	5	—	—	—	5	3,712	3,717
Total consumer	115	—	—	—	115	42,294	42,409
Total	$5,521	$215	$633	$1,060	$7,429	$1,003,186	$1,010,615
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following summarizes information pertaining to impaired loans as of, and for the years ended, December 31:

	2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$4,089	$4,378	$626	$4,608	$277
Commercial other	995	995	24	1,427	93
Agricultural real estate	—	—	—	—	—
Agricultural other	—	—	—	17	—
Residential real estate senior liens	7,816	8,459	1,473	8,296	323
Residential real estate junior liens	44	44	7	71	2
Home equity lines of credit	—	—	—	23	—
Consumer secured	—	—	—	—	—
Total impaired loans with a valuation allowance	12,944	13,876	2,130	14,442	695
Impaired loans without a valuation allowance
Commercial real estate	1,791	1,865		1,585	111
Commercial other	1,224	1,224		246	23
Agricultural real estate	7,913	7,913		6,421	307
Agricultural other	2,685	2,685		2,494	126
Home equity lines of credit	79	379		106	19
Consumer secured	17	17		21	—
Total impaired loans without a valuation allowance	13,709	14,083		10,873	586
Impaired loans
Commercial	8,099	8,462	650	7,866	504
Agricultural	10,598	10,598	—	8,932	433
Residential real estate	7,939	8,882	1,480	8,496	344
Consumer	17	17	—	21	—
Total impaired loans	$26,653	$27,959	$2,130	$25,315	$1,281

	2016
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,811	$5,992	$716	$5,746	$343
Commercial other	1,358	1,358	25	568	27
Agricultural real estate	—	—	—	91	6
Agricultural other	134	134	1	92	2
Residential real estate senior liens	8,464	9,049	1,615	9,214	362
Residential real estate junior liens	72	82	14	113	3
Home equity lines of credit	—	—	—	—	—
Consumer secured	—	—	—	—	—
Total impaired loans with a valuation allowance	15,839	16,615	2,371	15,824	743
Impaired loans without a valuation allowance
Commercial real estate	604	617		895	69
Commercial other	86	97		87	8
Agricultural real estate	4,037	4,037		3,515	182
Agricultural other	1,374	1,374		708	42
Home equity lines of credit	102	402		115	16
Consumer secured	26	26		32	3
Total impaired loans without a valuation allowance	6,229	6,553		5,352	320
Impaired loans
Commercial	7,859	8,064	741	7,296	447
Agricultural	5,545	5,545	1	4,406	232
Residential real estate	8,638	9,533	1,629	9,442	381
Consumer	26	26	—	32	3
Total impaired loans	$22,068	$23,168	$2,371	$21,176	$1,063
We had committed to advance $472 and $117 in connection with impaired loans, which includes TDRs, as of December 31, 2017 and 2016, respectively.
Troubled Debt Restructurings
Loan modifications are considered to be TDRs when the modification includes terms outside of normal lending practices to a borrower who is experiencing financial difficulties.
Typical concessions granted include, but are not limited to:

1.	Agreeing to interest rates below prevailing market rates for debt with similar risk characteristics.

2.	Extending the amortization period beyond typical lending guidelines for loans with similar risk characteristics.

3.	Agreeing to an interest only payment structure and delaying principal payments.

4.	Forgiving principal.

5.	Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

1.	The borrower is currently in default on any of their debt.

2.	The borrower would likely default on any of their debt if the concession was not granted.

3.	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

4.	The borrower has declared, or is in the process of declaring, bankruptcy.

5.	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted in the years ended December 31:

	2017			2016
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	6	$1,702	$1,702	6	$2,066	$2,066
Agricultural other	15	6,092	6,092	7	1,610	1,610
Residential real estate
Senior liens	6	464	464	4	143	143
Junior liens	1	8	8	—	—	—
Total residential real estate	7	472	472	4	143	143
Consumer unsecured	—	—	—	1	2	2
Total	28	$8,266	$8,266	18	$3,821	$3,821
The following tables summarize concessions we granted to borrowers in financial difficulty in the years ended December 31:

	2017				2016
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	—	$—	6	$1,702	—	$—	6	$2,066
Agricultural other	11	1,972	4	4,120	2	419	5	1,191
Residential real estate
Senior liens	—	—	6	464	2	27	2	116
Junior liens	1	8	—	—	—	—	—	—
Total residential real estate	1	8	6	464	2	27	2	116
Consumer unsecured	—	—	—	—	—	—	1	2
Total	12	$1,980	16	$6,286	4	$446	14	$3,375
We did not restructure any loans by forgiving principal or accrued interest during 2017 or 2016.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the years ended December 31, 2017 and 2016, which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of December 31:

	2017	2016
TDRs	$26,197	$21,382

Note 6 – Premises and Equipment
A summary of premises and equipment at December 31 follows:

	2017	2016
Land	$6,336	$6,336
Buildings and improvements	29,661	28,941
Furniture and equipment	33,466	33,125
Total	69,463	68,402
Less: accumulated depreciation	41,013	39,088
Premises and equipment, net	$28,450	$29,314
Depreciation expense amounted to $2,902, $2,821, and $2,677 in 2017, 2016, and 2015, respectively.
Note 7 – Goodwill and Other Intangible Assets
The carrying amount of goodwill was $48,282 at December 31, 2017 and 2016.
Identifiable intangible assets were as follows as of December 31:

	2017
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,314	$265

	2016
	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Core deposit premium resulting from acquisitions	$5,579	$5,195	$384
Amortization expense associated with identifiable intangible assets was $119, $162, and $169 in 2017, 2016, and 2015, respectively.
Estimated amortization expense associated with identifiable intangibles for each of the next five years succeeding December 31, 2017, and thereafter is as follows:

Estimated Amortization Expense
2018	$96
2019	71
2020	48
2021	29
2022	15
Thereafter	6
Total	$265

Note 8 – Foreclosed Assets
Foreclosed assets are included in other assets in the consolidated balance sheets and consist of other real estate owned and repossessed assets. The following is a summary of foreclosed assets as of December 31:

	2017	2016
Consumer mortgage loans collateralized by residential real estate foreclosed as a result of obtaining physical possession	$103	$18
All other foreclosed assets	188	213
Total	$291	$231
There were $0 and $18 consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of December 31, 2017 and 2016.
Below is a summary of changes in foreclosed assets during the years ended December 31:

	2017	2016
Balance, January 1	$231	$421
Properties transferred	331	306
Impairments	(2)	(10)
Proceeds from sale	(269)	(486)
Balance, December 31	$291	$231
Note 9 – Deposits
Scheduled maturities of time deposits for the next five years, and thereafter, are as follows:

Scheduled Maturities of Time Deposits
2018	$191,012
2019	113,153
2020	37,604
2021	50,814
2022	38,843
Thereafter	21,840
Total	$453,266
Interest expense on time deposits greater than $250 was $825 in 2017, $678 in 2016 and $592 in 2015.
Note 10 – Borrowed Funds
Borrowed funds consist of the following obligations at December 31:

	2017		2016
	Amount	Rate	Amount	Rate
FHLB advances	$290,000	1.94%	$270,000	1.82%
Securities sold under agreements to repurchase without stated maturity dates	54,878	0.12%	60,894	0.13%
Federal funds purchased	—	—%	6,800	1.00%
Total	$344,878	1.65%	$337,694	1.50%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.

The following table lists the maturities and weighted average interest rates of FHLB advances as of December 31:

	2017		2016
	Amount	Rate	Amount	Rate
Fixed rate due 2017	—	—%	70,000	1.39%
Fixed rate due 2018	70,000	1.96%	50,000	2.16%
Fixed rate due 2019	85,000	1.87%	60,000	1.99%
Fixed rate due 2020	35,000	1.80%	10,000	1.98%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 [1]	10,000	1.72%	10,000	1.21%
Fixed rate due 2022	20,000	1.97%	—	—%
Fixed rate due 2023	10,000	3.90%	10,000	3.90%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$290,000	1.94%	$270,000	1.82%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $54,898 and $60,918 at December 31, 2017 and 2016, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.
Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount.

	December 31, 2017			December 31, 2016
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$58,464	$55,206	0.13%	$61,783	$57,702	0.09%
Federal funds purchased	5,965	2,726	1.15%	27,300	8,546	0.60%
FRB Discount Window	—	43	1.54%	—	—	—%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at December 31:

	2017	2016
Pledged to secure borrowed funds	$410,988	$363,427
Pledged to secure repurchase agreements	54,898	60,918
Pledged for public deposits and for other purposes necessary or required by law	27,976	33,916
Total	$493,862	$458,261
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at December 31:

	2017	2016
States and political subdivisions	$7,332	$5,676
Mortgage-backed securities	13,199	11,383
Collateralized mortgage obligations	34,367	43,859
Total	$54,898	$60,918
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities available to pledge to satisfy required collateral.

As of December 31, 2017, we had the ability to borrow up to an additional $139,381, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
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
The following tables provide information on derivatives related to variable rate borrowings as of:

	December 31, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.3	$10,000	Other Assets	$291

	December 31, 2016
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	4.3	$10,000	Other Assets	$248
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

Note 11 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the years ended December 31:

	2017	2016	2015
ATM and debit card fees	$1,181	$887	$742
Audit and related fees	1,008	944	889
Consulting fees	790	800	487
Director fees	856	851	827
Donations and community relations	657	582	841
FDIC insurance premiums	642	719	813
Marketing costs	568	586	497
Loan underwriting fees	556	535	347
Interest and fees on retirement plans	515	312	638
Education and travel	471	536	343
Printing and supplies	415	391	461
Postage and freight	509	396	381
Legal fees	245	208	295
Amortization of deposit premium	119	162	169
Other losses	71	241	150
OTTI on AFS securities	—	770	—
All other	1,441	1,305	1,559
Total other	$10,044	$10,225	$9,439
Note 12 – Federal Income Taxes
Components of the consolidated provision for federal income taxes are as follows for the years ended December 31:

	2017	2016	2015
Currently payable	$180	$2,630	$1,596
Deferred expense (benefit)	2,836	(282)	1,692
Income tax expense	$3,016	$2,348	$3,288

In 2017 we implemented tax strategies which resulted in changes to our federal income tax components, as illustrated above. These strategies, which were primarily related to premises and equipment, significantly decreased our taxes currently payable and led to an increase in our level of alternative minimum tax. Changes in these deferred tax components are displayed in the deferred tax assets and liabilities table on the following page.
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The new law establishes a flat corporate federal statutory income tax rate of 21% and eliminates the corporate alternative minimum tax which will be carried forward and used to reduce future income tax. The new tax law provides for a wide array of changes, only some of which will have a direct impact on our future federal income tax expense. Some of these changes include, but are not limited to, the following items: limits to the deduction for net interest expense; immediate expense (for tax purposes) for certain qualified depreciable assets; elimination or reduction of certain deductions related to meals and entertainment expenses; and limits to the deductibility of deposit insurance premiums.
In accordance with ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes are recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. As such, federal income tax expense for the year ended December 31, 2017 reflects the effect of the tax rate change on net deferred tax assets and liabilities. This requirement also applies to items initially recognized in other comprehensive income. In January 2018, FASB issued ASU 2018-02 which allowed for the "stranded" tax effects in AOCI to be reclassified to retained earnings rather than income tax expense. We early adopted this guidance and applied this accounting alternative in our consolidated statements of changes in shareholders equity as of December 31, 2017.

The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of 34% of income before federal income tax expense is as follows for the year ended December 31:

	2017	2016	2015
Income taxes at 34% statutory rate	$5,526	$5,490	$6,262
Effect of nontaxable income
Interest income on tax exempt municipal securities	(1,889)	(1,938)	(2,026)
Earnings on corporate owned life insurance policies	(247)	(419)	(262)
Deferred tax adjustment resulting from the statutory rate reduction pursuant to the Tax Act	319	—	—
Other	34	(154)	(88)
Total effect of nontaxable income	(1,783)	(2,511)	(2,376)
Effect of nondeductible expenses	149	143	157
Effect of tax credits	(876)	(774)	(755)
Federal income tax expense	$3,016	$2,348	$3,288
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for federal income tax purposes. Significant components of our deferred tax assets and liabilities, included in other assets in the accompanying consolidated balance sheets, are as follows as of December 31:

	2017	2016
Deferred tax assets
Allowance for loan losses	$1,076	$1,576
Deferred directors’ fees	1,758	2,758
Employee benefit plans	70	115
Core deposit premium and acquisition expenses	733	1,157
Net unrecognized actuarial losses on pension plan	857	1,531
Life insurance death benefit payable	497	804
Alternative minimum tax	1,463	717
Other	607	618
Total deferred tax assets	7,061	9,276
Deferred tax liabilities
Prepaid pension cost	455	809
Premises and equipment	1,728	115
Accretion on securities	40	58
Core deposit premium and acquisition expenses	909	1,403
Net unrealized gains on available-for-sale securities	204	418
Net unrealized gains on derivative instruments	61	84
Other	1,684	1,502
Total deferred tax liabilities	5,081	4,389
Net deferred tax assets	$1,980	$4,887
We are subject to U.S. federal income tax; however, we are no longer subject to examination by taxing authorities for years before 2014. There are no material uncertain tax positions requiring recognition in our consolidated financial statements. We do not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
We recognize interest and/or penalties related to income tax matters in income tax expense. We do not have any amounts accrued for interest and penalties at December 31, 2017 and 2016 and we are not aware of any claims for such amounts by federal income tax authorities.

Note 13 – Off-Balance-Sheet Activities
Credit-Related Financial Instruments
We are party to credit related financial instruments with off-balance-sheet risk. These financial instruments are entered into during the normal course of business to meet the financing needs of our customers. These financial instruments, which include commitments to extend credit and standby letters of credit, involve, to varying degrees, elements of credit and IRR in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement we have in a particular class of financial instrument.
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	December 31
	2017	2016
Unfunded commitments under lines of credit	$184,317	$168,840
Commercial and standby letters of credit	1,622	1,223
Commitments to grant loans	24,782	29,339
Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These commitments may expire without being drawn upon and do not necessarily represent future cash requirements. Advances to mortgage brokers are also included in unfunded commitments under lines of credit. The unfunded commitment is the difference between our outstanding balances and maximum outstanding aggregate amount.
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
Outstanding derivative loan commitments expose us to the risk that the price of the loans arising from the exercise of the loan commitment might decline from the inception of the rate lock to funding of the loan due to increases in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increase. The notional amount of undesignated interest rate lock commitments was $805 and $750 at December 31, 2017 and 2016, respectively.

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
We expect that these forward loan sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of undesignated forward loan sale commitments was $1,843 and $1,877 at December 31, 2017 and 2016, respectively.
The fair values of the rate lock loan commitments related to the origination of mortgage loans that will be held for sale and the forward loan sale commitments are deemed insignificant by management and, accordingly, are not recorded in our consolidated financial statements.
Note 15 – Commitments and Other Matters
Banking regulations require us to maintain cash reserve balances in currency or as deposits with the FRB. At December 31, 2017 and 2016, the reserve balances amounted to $1,458 and $1,273, respectively.
Banking regulations limit the transfer of assets in the form of dividends, loans, or advances from the Bank to the Corporation. At December 31, 2017, substantially all of the Bank’s assets were restricted from transfer to the Corporation in the form of loans or advances. Consequently, Bank dividends are the principal source of funds for the Corporation. Payment of dividends without regulatory approval is limited to the current year’s retained net income plus retained net income for the preceding two years, less any required transfers to common stock. At January 1, 2018, the amount available to the Corporation for dividends from the Bank, without regulatory approval, was approximately $24,200.
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
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the following table) of total, tier 1 capital, and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and tier 1 capital to average assets (as defined). We believe, as of December 31, 2017 and 2016, that we met all capital adequacy requirements.
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
As of December 31, 2017 and 2016, the most recent notifications from the FRB and the FDIC categorized us as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain total risk-based, Tier 1 risk-based, Common Equity Tier 1, and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notifications that we believe have changed our categories. Our actual capital amounts and ratios are also presented in the table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$139,897	11.56%	$48,404	5.750%	$72,605	6.50%
Consolidated	149,013	12.23%	48,744	5.750%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	139,897	11.56%	48,404	7.250%	72,605	8.00%
Consolidated	149,013	12.23%	48,744	7.250%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	147,597	12.20%	96,807	9.250%	121,009	10.00%
Consolidated	156,713	12.86%	97,488	9.250%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	139,897	8.07%	69,373	4.00%	86,717	5.00%
Consolidated	149,013	8.54%	69,827	4.00%	N/A	N/A

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Common equity Tier 1 capital to risk weighted assets
Isabella Bank	$132,900	11.69%	$45,462	5.125%	$68,193	6.50%
Consolidated	142,165	12.39%	45,881	5.125%	N/A	N/A
Tier 1 capital to risk weighted assets
Isabella Bank	132,900	11.69%	45,462	6.625%	68,193	8.00%
Consolidated	142,165	12.39%	45,881	6.625%	N/A	N/A
Total capital to risk weighted assets
Isabella Bank	140,300	12.34%	90,923	8.625%	113,654	10.00%
Consolidated	149,565	13.04%	91,761	8.625%	N/A	N/A
Tier 1 capital to average assets
Isabella Bank	132,900	8.06%	65,972	4.000%	82,465	5.00%
Consolidated	142,165	8.56%	66,449	4.000%	N/A	N/A

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
For 2017, 2016 and 2015, expenses attributable to the Plan were $713, $686, and $664, respectively.
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
Changes in the projected benefit obligation and plan assets during each year, the funded status of the plan, and the net amount recognized in our consolidated balance sheets using an actuarial measurement date of December 31, are summarized as follows during the years ended December 31:

	2017	2016
Change in benefit obligation
Benefit obligation, January 1	$11,448	$11,977
Interest cost	444	485
Actuarial (gain) loss	578	(328)
Benefits paid, including plan expenses	(1,089)	(686)
Benefit obligation, December 31	11,381	11,448
Change in plan assets
Fair value of plan assets, January 1	9,325	9,572
Investment return	1,033	439
Contributions	200	—
Benefits paid, including plan expenses	(1,089)	(686)
Fair value of plan assets, December 31	9,469	9,325
Deficiency in funded status at December 31, included on the consolidated balance sheets in accrued interest payable and other liabilities	$(1,912)	$(2,123)

	2017	2016
Change in accrued pension benefit costs
Accrued benefit cost at January 1	$(2,123)	$(2,405)
Contributions	200	—
Net periodic benefit cost	(412)	(238)
Net change in unrecognized actuarial loss and prior service cost	423	520
Accrued pension benefit cost at December 31	$(1,912)	$(2,123)
We have recorded the funded status of the plan in our consolidated balance sheets. We adjust the underfunded status in a liability account to reflect the current funded status of the plan. Any gains or losses that arise during the year but are not recognized as components of net periodic benefit cost are recognized as a component of other comprehensive income (loss).

The components of net periodic benefit cost are as follows for the years ended December 31:

	2017	2016	2015
Interest cost on benefit obligation	$444	$485	$494
Expected return on plan assets	(546)	(560)	(607)
Amortization of unrecognized actuarial net loss	279	313	355
Settlement loss	235	—	250
Net periodic benefit cost	$412	$238	$492
During 2017, 2016 and 2015, additional settlement losses of $235, $0 and $250 were recognized in connection with lump-sum benefit distributions. Many plan participants elect to receive their retirement benefit payments in the form of lump-sum settlements. Pro rata settlement losses, which can occasionally occur as a result of these lump sum distributions, are recognized only in years when the total of such distributions exceed the sum of the service and interest expense components of net periodic benefit cost.
Accumulated other comprehensive income at December 31, 2017 includes net unrecognized pension costs before income taxes of $4,080, of which $76 is expected to be amortized into benefit cost during 2018.
The actuarial assumptions used in determining the benefit obligation are as follows for the years ended December 31:

	2017	2016	2015
Discount rate	3.48%	3.96%	4.13%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
The actuarial weighted average assumptions used in determining the net periodic pension costs are as follows for the years ended December 31:

	2017	2016	2015
Discount rate	3.96%	4.13%	3.80%
Expected long-term rate of return on plan assets	6.00%	6.00%	6.00%
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

The fair values of our pension plan assets by asset category were as follows as of December 31:

	2017		2016
	Total	(Level 2)	Total	(Level 2)
Short-term investments	$300	$300	$130	$130
Common collective trusts
Fixed income	3,815	3,815	4,579	4,579
Equity investments	5,354	5,354	4,616	4,616
Total	$9,469	$9,469	$9,325	$9,325
The following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at December 31, 2017 and 2016:

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

We anticipate contributions to the Plan in 2018 to approximate net contribution costs.
The components of projected net periodic benefit cost are as follows for the year ending:

December 31, 2018
Interest cost on projected benefit obligation	$388
Expected return on plan assets	(554)
Amortization of unrecognized actuarial net loss	242
Net periodic benefit cost	$76
Estimated future benefit payments are as follows for the next ten years:

Estimated Benefit Payments
2018	$474
2019	489
2020	523
2021	524
2022	524
2023 - 2027	2,833
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
The components of shares eligible to be issued under the Directors Plan were as follows as of December 31:

	2017		2016
	Eligible Shares	Market Value	Eligible Shares	Market Value
Unissued	195,140	$5,513	187,428	$5,220
Shares held in Rabbi Trust	31,769	897	26,042	725
Total	226,909	$6,410	213,470	$5,945
Other Employee Benefit Plans
We maintain three nonqualified defined contribution retirement plans to provide supplemental retirement benefits to specified participants. Expenses related to these programs for 2017, 2016 and 2015 were $392, $430, and $379, respectively, and are being recognized over the participants’ expected years of service.
We maintain a non-leveraged ESOP which was frozen to new participants on December 31, 2006. Contributions to the plan are discretionary and are approved by the Board of Directors and recorded as compensation expense. We made no contributions to the ESOP in 2017, 2016 and 2015. Compensation cost related to the plan for 2017, 2016 and 2015 was $23, $33, and $32, respectively. Total allocated shares outstanding related to the ESOP at December 31, 2017, 2016, and 2015 were 166,833, 204,669, and 217,064, respectively. Such shares are included in the computation of dividends and earnings per share in each of the respective years. On December 21, 2016, the Board approved the termination of the ESOP effective December 31, 2016. Actual dissolution of the ESOP is anticipated to occur in mid-2018.
We maintain a self-funded medical plan under which we are responsible for the first $75 per year of claims made by a covered family. Expenses are accrued based on estimates of the aggregate liability for claims incurred and our experience. Expenses were $2,324 in 2017, $2,150 in 2016 and $1,695 in 2015.

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
The following table summarizes the changes in AOCI by component for the years ended December 31 (net of tax):

	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Change in Unrecognized Pension Cost on Defined Benefit Pension Plan	Total
Balance, January 1, 2015	$3,302	$—	$(3,808)	$(506)
OCI before reclassifications	310	—	255	565
Amounts reclassified from AOCI	(163)	—	492	329
Subtotal	147	—	747	894
Tax effect	87	—	(254)	(167)
OCI, net of tax	234	—	493	727
Balance, December 31, 2015	3,536	—	(3,315)	221
OCI before reclassifications	(5,865)	248	282	(5,335)
Amounts reclassified from AOCI	525	—	238	763
Subtotal	(5,340)	248	520	(4,572)
Tax effect	1,834	(84)	(177)	1,573
OCI, net of tax	(3,506)	164	343	(2,999)
Balance, December 31, 2016	30	164	(2,972)	(2,778)
OCI before reclassifications	289	43	11	343
Amounts reclassified from AOCI	(142)	—	412	270
Subtotal	147	43	423	613
Tax effect	89	(15)	(144)	(70)
OCI, net of tax	236	28	279	543
One-time non-cash tax rate adjustment due to the Tax Act	125	38	(530)	(367)
Balance, December 31, 2017	$391	$230	$(3,223)	$(2,602)
Included in OCI for the years ended December 31, 2017 and 2016 are changes in unrealized holding gains and losses related to auction rate money market preferred and preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
In accordance with the Tax Act, the effect of income tax law changes on deferred taxes also applies to items recognized in other comprehensive income. In January 2018, FASB issued ASU 2018-02 which allowed for the "stranded" tax effects in AOCI to be reclassified to retained earnings rather than income tax expense. We early adopted this guidance and applied this accounting alternative in our consolidated statements of changes in shareholders equity as of December 31, 2017.

A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the years ended December 31:

	2017			2016			2015
	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS securities	Total
Unrealized gains (losses) arising during the period	$407	$(118)	$289	$54	$(5,919)	$(5,865)	$406	$(96)	$310
Reclassification adjustment for net realized (gains) losses included in net income	—	(142)	(142)	—	(245)	(245)	—	(163)	(163)
Reclassification adjustment for impairment loss included in net income	—	—	—	—	770	770	—	—	—
Net unrealized gains (losses)	407	(260)	147	54	(5,394)	(5,340)	406	(259)	147
Tax effect	—	89	89	—	1,834	1,834	—	87	87
Unrealized gains (losses), net of tax	$407	$(171)	$236	$54	$(3,560)	$(3,506)	$406	$(172)	$234
The following table details reclassification adjustments and the related affected line items in our consolidated statements of income for the years ended December 31:

Details about AOCI components	Amount Reclassified from AOCI			Affected Line Item in the Consolidated Statements of Income
	2017	2016	2015
Unrealized holding gains (losses) on AFS securities
	$142	$245	$163	Net gains on sale of AFS securities
	—	(770)	—	Other noninterest expenses
	142	(525)	163	Income before federal income tax expense
	48	(179)	55	Federal income tax expense (benefit)
	$94	$(346)	$108	Net income

Change in unrecognized pension cost on defined benefit pension plan
	$412	$238	$492	Other noninterest expenses
	140	81	167	Federal income tax expense
	$272	$157	$325	Net income

Note 19 – Related Party Transactions
In the ordinary course of business, we grant loans to principal officers and directors and their affiliates (including their families and companies in which they have 10% or more ownership). Annual activity consisted of the following for the years ended December 31:

	2017	2016
Balance, January 1	$3,946	$4,021
New loans	3,895	1,097
Repayments	(3,506)	(1,172)
Balance, December 31	$4,335	$3,946
Total deposits of these principal officers and directors and their affiliates amounted to $5,671 and $5,770 at December 31, 2017 and 2016, respectively. In addition, the ESOP held deposits with the Bank aggregating $266 and $290, respectively, at December 31, 2017 and 2016.
From time-to-time, we make charitable donations to The Isabella Bank Foundation (the “Foundation”), which is a non-controlled nonprofit organization formed for the purpose of distributing charitable donations to recipient organizations generally located in the communities we service. Our donations are expensed when committed to the Foundation. The assets and transactions of the Foundation are not included in our consolidated financial statements.
Assets of the Foundation include cash and cash equivalents, certificates of deposit, and shares of Isabella Bank Corporation common stock. The Foundation owned 44,350 shares of our common stock as of December 31, 2017 and 2016. Such shares are included in the computation of dividends and earnings per share.
The following table displays total asset balances of, and our donations to, the Foundation as of, and for the years ended, December 31:

	2017	2016	2015
Total assets	$2,162	$2,213	$2,435
Donations	$—	$—	$258
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
The following tables list the quantitative fair value information about impaired loans as of December 31:

	2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 35%
		Cash crop inventory	30% - 40%
Discounted value	$15,956	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
		Real Estate	20% - 30%
Discounted value	$9,166	Equipment	20% - 45%
		Cash crop inventory	30% - 40%
		Liquor license	75%
		Furniture, fixtures & equipment	45%
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
The table below lists the quantitative fair value information related to foreclosed assets as of:

	December 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
Discounted value	$291	Real Estate	20% - 30%

	December 31, 2016
Valuation Technique	Fair Value	Unobservable Input	Range
		Discount applied to collateral:
Discounted value	$231	Real Estate	20% - 30%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of December 31:

	2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$30,848	$30,848	$30,848	$—	$—
Mortgage loans AFS	1,560	1,587	—	1,587	—
Gross loans	1,091,519	1,056,906	—	—	1,056,906
Less allowance for loan and lease losses	7,700	7,700	—	—	7,700
Net loans	1,083,819	1,049,206	—	—	1,049,206
Accrued interest receivable	7,063	7,063	7,063	—	—
Equity securities without readily determinable fair values (1)	23,454	N/A	—	—	—
OMSR	2,409	2,409	—	2,409	—
LIABILITIES
Deposits without stated maturities	811,992	811,992	811,992	—	—
Deposits with stated maturities	453,266	443,892	—	443,892	—
Borrowed funds	344,878	342,089	—	342,089	—
Accrued interest payable	680	680	680	—	—

	2016
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$22,894	$22,894	$22,894	$—	$—
Mortgage loans AFS	1,816	1,836	—	1,836	—
Gross loans	1,010,615	991,009	—	—	991,009
Less allowance for loan and lease losses	7,400	7,400	—	—	7,400
Net loans	1,003,215	983,609	—	—	983,609
Accrued interest receivable	6,580	6,580	6,580	—	—
Equity securities without readily determinable fair values (1)	21,694	N/A	—	—	—
OMSR	2,306	2,306	—	2,306	—
LIABILITIES
Deposits without stated maturities	761,626	761,626	761,626	—	—
Deposits with stated maturities	433,414	430,088	—	430,088	—
Borrowed funds	337,694	336,975	—	336,975	—
Accrued interest payable	574	574	574	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on December 31:

	2017				2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$216	$—	$216	$—	$10,259	$—	$10,259	$—
States and political subdivisions	208,474	—	208,474	—	212,919	—	212,919	—
Auction rate money market preferred	3,049	—	3,049	—	2,794	—	2,794	—
Preferred stocks	3,577	3,577	—	—	3,425	3,425	—	—
Mortgage-backed securities	208,797	—	208,797	—	227,256	—	227,256	—
Collateralized mortgage obligations	128,194	—	128,194	—	101,443	—	101,443	—
Total AFS securities	552,307	3,577	548,730	—	558,096	3,425	554,671	—
Derivative instruments	291	—	291	—	248	—	248	—
Nonrecurring items
Impaired loans (net of the ALLL)	15,956	—	—	15,956	9,166	—	—	9,166
Foreclosed assets	291	—	—	291	231	—	—	231
Total	$568,845	$3,577	$549,021	$16,247	$567,741	$3,425	$554,919	$9,397
Percent of assets and liabilities measured at fair value		0.63%	96.52%	2.85%		0.60%	97.74%	1.66%

The following table provides a summary of the changes in fair value of assets and liabilities recorded at fair value, for which gains or losses were recognized through earnings on a nonrecurring basis, in the years ended December 31:

	2017	2016
Nonrecurring items
Foreclosed assets	$(2)	$(10)
We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of December 31, 2017.
Note 21 – Parent Company Only Financial Information
Condensed Balance Sheets

	December 31
	2017	2016
ASSETS
Cash on deposit at the Bank	$185	$1,297
AFS securities	—	251
Investments in subsidiary	145,962	138,549
Premises and equipment	1,950	1,991
Other assets	52,253	52,846
TOTAL ASSETS	$200,350	$194,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,445	$7,035
Shareholders' equity	194,905	187,899
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$200,350	$194,934
Condensed Statements of Income

	Year Ended December 31
	2017	2016	2015
Income
Dividends from subsidiary	$9,600	$7,400	$8,000
Interest income	2	14	78
Management fee and other	6,463	6,574	6,331
Total income	16,065	13,988	14,409
Expenses
Compensation and benefits	5,196	4,898	5,110
Occupancy and equipment	1,779	1,696	1,634
Audit and related fees	527	536	452
Other	2,566	2,120	2,160
Total expenses	10,068	9,250	9,356
Income before income tax benefit and equity in undistributed earnings of subsidiary	5,997	4,738	5,053
Federal income tax benefit	91	1,058	991
Income before equity in undistributed earnings of subsidiary	6,088	5,796	6,044
Undistributed earnings of subsidiary	7,149	8,003	9,086
Net income	$13,237	$13,799	$15,130

Condensed Statements of Cash Flows

	Year Ended December 31
	2017	2016	2015
Operating activities
Net income	$13,237	$13,799	$15,130
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiary	(7,149)	(8,003)	(9,086)
Undistributed earnings of equity securities without readily determinable fair values	40	791	(310)
Share-based payment awards under equity compensation plan	640	573	550
Depreciation	154	156	154
Deferred income tax expense (benefit)	792	147	131
Changes in operating assets and liabilities which provided (used) cash
Other assets	42	(44)	506
Accrued interest and other liabilities	(1,590)	(2,669)	142
Net cash provided by (used in) operating activities	6,166	4,750	7,217
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	249	—	3,000
Purchases of premises and equipment	(113)	(133)	(186)
Net (advances to) repayments from subsidiary	—	—	300
Net cash provided by (used in) investing activities	136	(133)	3,114
Financing activities
Net increase (decrease) in borrowed funds	—	—	(211)
Cash dividends paid on common stock	(7,990)	(7,645)	(7,273)
Proceeds from the issuance of common stock	6,177	5,023	5,201
Common stock repurchased	(5,181)	(4,440)	(4,590)
Common stock purchased for deferred compensation obligations	(420)	(383)	(368)
Net cash provided by (used in) financing activities	(7,414)	(7,445)	(7,241)
Increase (decrease) in cash and cash equivalents	(1,112)	(2,828)	3,090
Cash and cash equivalents at beginning of period	1,297	4,125	1,035
Cash and cash equivalents at end of period	$185	$1,297	$4,125
Note 22 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of December 31, 2017, 2016, and 2015 represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of December 31, 2017, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
We also conducted an evaluation of internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, we have concluded that there have been no such changes during the quarter ended December 31, 2017.
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
Based upon these criteria, we believe that, as of December 31, 2017, our system of internal control over financial reporting was effective.
Our independent registered public accounting firm, Rehmann Robson LLC ("Rehmann"), has audited our 2017 consolidated financial statements and internal control over financial reporting as of December 31, 2017. Rehmann was given unrestricted access to all financial records and related data, including minutes of all meetings of stockholders, the Board of Directors and committees of the Board. Rehmann has issued an unqualified audit opinion on our 2017 consolidated financial statements as a result of the integrated audit and an unqualified opinion on the effectiveness of our internal controls as of December 31, 2017.

Isabella Bank Corporation

By:
/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
March 15, 2018

/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)
March 15, 2018
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
For information concerning our directors and certain executive officers, see “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2018 (“Proxy Statement”) which is incorporated herein by reference.
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
Equity Compensation Plan Information
The following table provides information as of December 31, 2017, with respect to compensation plans under which our common shares are authorized for issuance to directors, officers or employees in exchange for consideration in the form of goods or services.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights (B)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)
Equity compensation plans approved by
shareholders: None	—	—		—
Equity compensation plans not approved by shareholders (1) (2):
Deferred director compensation plan	195,140	(1)	(2)	(1)	(2)
Total	195,140

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

Distribution of deferred fees from the Directors Plan occurs when the participant retires from the board or upon the occurrence of certain other events. The participant is eligible to receive a lump-sum, in-kind, distribution of all of the stock that is then in his or her account, and any unconverted cash will be converted to and rounded up to whole shares of stock and distributed, as well. The Directors Plan does not allow for cash settlement, and therefore, such share based payment awards qualify for classification as equity. We may use authorized but unissued shares or purchase shares of common stock on the open market to meet our obligations under the Directors Plan. As of December 31, 2017, the Directors Plan had 226,909 shares eligible to be distributed under the Directors Plan.

(2)
The Rabbi Trust holds 31,769 shares for the benefit of participants pursuant to the Directors Plan.  Accordingly, such shares are not included in the number of securities issuable in column (A) or the weighted average price calculation in column (B), nor are potential future contributions included in column (C).

Item 13. Certain Relationships and Related Transactions, and Director Independence.
For information, see “Indebtedness of and Transactions with Management” and “Election of Directors” in the Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
For information concerning our principal accountant fees and services see “Fees for Professional Services Provided by Rehmann Robson LLC” and “Pre-approval Policies and Procedures” in our Proxy Statement which is incorporated herein by reference.

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
ISABELLA BANK CORPORATION
(Registrant)

By:	/s/ Jae A. Evans	Date:	March 15, 2018
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ Dr. Jeffrey J. Barnes	Director	March 15, 2018
Dr. Jeffrey J. Barnes

/s/ Richard J. Barz	Director	March 15, 2018
Richard J. Barz

/s/ Jill Bourland	Director	March 15, 2018
Jill Bourland

/s/ Jae A. Evans	President, Chief Executive Officer (Principal Executive Officer), and Director	March 15, 2018
Jae A. Evans

/s/ G. Charles Hubscher	Director	March 15, 2018
G. Charles Hubscher

/s/ Thomas L. Kleinhardt	Director	March 15, 2018
Thomas L. Kleinhardt

/s/ Joseph LaFramboise	Director	March 15, 2018
Joseph LaFramboise

/s/ David J. Maness	Director	March 15, 2018
David J. Maness

/s/ W. Joseph Manifold	Director	March 15, 2018
W. Joseph Manifold

/s/ Neil M. McDonnell	Chief Financial Officer (Principal Financial Officer)	March 15, 2018
Neil M. McDonnell

/s/ W. Michael McGuire	Director	March 15, 2018
W. Michael McGuire

/s/ Sarah R. Opperman	Director	March 15, 2018
Sarah R. Opperman

/s/ Jerome Schwind	Isabella Bank President and Director	March 15, 2018
Jerome Schwind

/s/ Rhonda S. Tudor	Controller	March 15, 2018
Rhonda S. Tudor

/s/ Gregory V. Varner	Director	March 15, 2018
Gregory V. Varner