Form 10-Q
period 2018-03-31
ISABELLA BANK Corp
filed 2018-05-07
CIK 842517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No
The number of common shares outstanding of the registrant’s Common Stock (no par value) was 7,897,660 as of May 1, 2018.

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
Glossary of Acronyms and Abbreviations
The acronyms and abbreviations identified below may be used throughout this Quarterly Report on Form 10-Q or in our other SEC filings. You may find it helpful to refer back to this page while reading this report.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Dollars in thousands)

	March 31 2018	December 31 2017
ASSETS
Cash and cash equivalents
Cash and demand deposits due from banks	$15,739	$25,267
Interest bearing balances due from banks	973	5,581
Total cash and cash equivalents	16,712	30,848
AFS securities, at fair value	547,762	548,730
Equity securities, at fair value	3,575	3,577
Mortgage loans AFS	359	1,560
Loans
Commercial	643,636	634,759
Agricultural	122,330	128,269
Residential real estate	270,150	272,368
Consumer	56,886	56,123
Gross loans	1,093,002	1,091,519
Less allowance for loan and lease losses	8,200	7,700
Net loans	1,084,802	1,083,819
Premises and equipment	28,493	28,450
Corporate owned life insurance policies	27,196	27,026
Accrued interest receivable	7,134	7,063
Equity securities without readily determinable fair values	23,391	23,454
Goodwill and other intangible assets	48,522	48,547
Other assets	11,646	10,056
TOTAL ASSETS	$1,799,592	$1,813,130
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$223,798	$237,511
NOW accounts	235,965	231,666
Certificates of deposit under $250 and other savings	765,325	728,090
Certificates of deposit over $250	72,780	67,991
Total deposits	1,297,868	1,265,258
Borrowed funds	303,113	344,878
Accrued interest payable and other liabilities	7,521	8,089
Total liabilities	1,608,502	1,618,225
Shareholders’ equity
Common stock — no par value 15,000,000 shares authorized; issued and outstanding 7,894,341 shares (including 27,705 shares held in the Rabbi Trust) in 2018 and 7,857,293 shares (including 31,769 shares held in the Rabbi Trust) in 2017	141,318	140,277
Shares to be issued for deferred compensation obligations	5,502	5,502
Retained earnings	52,926	51,728
Accumulated other comprehensive income (loss)	(8,656)	(2,602)
Total shareholders’ equity	191,090	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,799,592	$1,813,130

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in thousands except per share amounts)

	Three Months Ended March 31
	2018	2017
Interest income
Loans, including fees	$11,296	$10,120
AFS securities
Taxable	2,122	2,113
Nontaxable	1,382	1,415
Federal funds sold and other	321	213
Total interest income	15,121	13,861
Interest expense
Deposits	2,046	1,540
Borrowings	1,355	1,291
Total interest expense	3,401	2,831
Net interest income	11,720	11,030
Provision for loan losses	384	27
Net interest income after provision for loan losses	11,336	11,003
Noninterest income
Service charges and fees	1,488	1,530
Net gain on sale of mortgage loans	81	155
Earnings on corporate owned life insurance policies	170	180
Other	748	751
Total noninterest income	2,487	2,616
Noninterest expenses
Compensation and benefits	5,494	5,557
Furniture and equipment	1,479	1,344
Occupancy	824	837
Other	2,299	2,213
Total noninterest expenses	10,096	9,951
Income before federal income tax expense	3,727	3,668
Federal income tax expense	265	532
NET INCOME	$3,462	$3,136
Earnings per common share
Basic	$0.44	$0.40
Diluted	$0.43	$0.39
Cash dividends per common share	$0.26	$0.25

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2018	2017
Net income	$3,462	$3,136
Unrealized gains (losses) on AFS securities arising during the period	(8,057)	1,677
Tax effect (1)	1,684	(450)
Unrealized gains (losses) on AFS securities, net of tax	(6,373)	1,227
Unrealized gains (losses) on derivative instruments arising during the period	122	17
Tax effect (1)	(26)	(6)
Unrealized gains (losses) on derivative instruments, net of tax	96	11
Other comprehensive income (loss), net of tax	(6,277)	1,238
Comprehensive income	$(2,815)	$4,374

(1)	See “Note 12 – Accumulated Other Comprehensive Income” for tax effect reconciliation.

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(Dollars in thousands except per share amounts)

	Common Stock
	Common Shares Outstanding	Amount	Common Shares to be Issued for Deferred Compensation Obligations	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
Balance, January 1, 2017	7,821,069	$139,525	$5,038	$46,114	$(2,778)	$187,899
Comprehensive income (loss)	—	—	—	3,136	1,238	4,374
Issuance of common stock	63,866	1,770	—	—	—	1,770
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	168	(168)	—	—	—
Share-based payment awards under equity compensation plan	—	—	178	—	—	178
Common stock purchased for deferred compensation obligations	—	(123)	—	—	—	(123)
Common stock repurchased pursuant to publicly announced repurchase plan	(41,815)	(1,169)	—	—	—	(1,169)
Cash dividends paid ($0.25 per common share)	—	—	—	(1,953)	—	(1,953)
Balance, March 31, 2017	7,843,120	$140,171	$5,048	$47,297	$(1,540)	$190,976
Balance, January 1, 2018	7,857,293	$140,277	$5,502	$51,728	$(2,602)	$194,905
Comprehensive income (loss)	—	—	—	3,462	(6,277)	(2,815)
Adoption of ASU 2016-01	—	—	—	(223)	223	—
Issuance of common stock	59,560	1,616	—	—	—	1,616
Common stock transferred from the Rabbi Trust to satisfy deferred compensation obligations	—	146	(146)	—	—	—
Share-based payment awards under equity compensation plan	—	—	146	—	—	146
Common stock purchased for deferred compensation obligations	—	(101)	—	—	—	(101)
Common stock repurchased pursuant to publicly announced repurchase plan	(22,512)	(620)	—	—	—	(620)
Cash dividends paid ($0.26 per common share)	—	—	—	(2,041)	—	(2,041)
Balance, March 31, 2018	7,894,341	$141,318	$5,502	$52,926	$(8,656)	$191,090

See notes to interim condensed consolidated financial statements (unaudited).

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31
	2018	2017
OPERATING ACTIVITIES
Net income	$3,462	$3,136
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	384	27
Impairment of foreclosed assets	—	28
Depreciation	717	722
Amortization of OMSR	67	81
Amortization of acquisition intangibles	25	31
Net amortization of AFS securities	491	530
Net unrealized (gains) losses on equity securities, at fair value	2	—
Net gain on sale of mortgage loans	(81)	(155)
Increase in cash value of corporate owned life insurance policies	(170)	(180)
Share-based payment awards under equity compensation plan	146	178
Origination of loans held-for-sale	(3,843)	(8,432)
Proceeds from loan sales	5,125	8,635
Net changes in operating assets and liabilities which provided (used) cash:
Accrued interest receivable	(71)	(466)
Other assets	124	322
Accrued interest payable and other liabilities	(568)	(70)
Net cash provided by (used in) operating activities	5,810	4,387
INVESTING ACTIVITIES
Activity in AFS securities
Maturities, calls, and principal payments	14,262	19,413
Purchases	(21,842)	(50,284)
Net loan principal (originations) collections	(1,375)	(2,258)
Proceeds from sales of foreclosed assets	70	71
Purchases of premises and equipment	(760)	(390)
Net cash provided by (used in) investing activities	(9,645)	(33,448)

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)

	Three Months Ended March 31
	2018	2017
FINANCING ACTIVITIES
Net increase (decrease) in deposits	32,610	36,021
Net increase (decrease) in borrowed funds	(41,765)	(10,319)
Cash dividends paid on common stock	(2,041)	(1,953)
Proceeds from issuance of common stock	1,616	1,770
Common stock repurchased	(620)	(1,169)
Common stock purchased for deferred compensation obligations	(101)	(123)
Net cash provided by (used in) financing activities	(10,301)	24,227
Increase (decrease) in cash and cash equivalents	(14,136)	(4,834)
Cash and cash equivalents at beginning of period	30,848	22,894
Cash and cash equivalents at end of period	$16,712	$18,060
SUPPLEMENTAL CASH FLOWS INFORMATION:
Interest paid	$3,405	$2,823
Income taxes paid	$—	$—
SUPPLEMENTAL NONCASH INFORMATION:
Transfers of loans to foreclosed assets	$8	$26

See notes to interim condensed consolidated financial statements (unaudited).

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands except per share amounts)
Note 1 – Basis of Presentation
As used in these notes, as well as in Management's Discussion and Analysis of Financial Condition and Results of Operations, references to “Isabella,” the “Corporation,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Isabella Bank Corporation and its subsidiaries. Isabella Bank Corporation refers solely to the parent holding company, and Isabella Bank or the “Bank” refers to Isabella Bank Corporation’s subsidiary, Isabella Bank.
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2017.
Our accounting policies are materially the same as those discussed in Note 1 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Reclassifications: Certain amounts reported in the interim 2017 consolidated financial statements have been reclassified to conform with the 2018 presentation.
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

	Three Months Ended March 31
	2018	2017
Average number of common shares outstanding for basic calculation	7,873,948	7,827,143
Average potential effect of common shares in the Directors Plan (1)	199,270	191,533
Average number of common shares outstanding used to calculate diluted earnings per common share	8,073,218	8,018,676
Net income	$3,462	$3,136
Earnings per common share
Basic	$0.44	$0.40
Diluted	$0.43	$0.39

(1)	Exclusive of shares held in the Rabbi Trust
Note 3 – Accounting Standards Updates
Recently Adopted Accounting Standards Updates
ASU No. 2014-09: “Revenue from Contracts with Customers”
In May 2014, ASU No. 2014-09 created new Topic 606 to provide a common revenue standard to achieve consistency and clarification to the revenue recognition principles. The guidance outlines steps to achieve the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These steps consist of: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The new authoritative guidance, as amended, was effective on January 1, 2018. We reviewed our contracts related to trust and investment services and those related to other noninterest income to determine if changes in income recognition were required as a result of this guidance. Implementation of this guidance did not have a significant impact on our operating results for the three month period ended March 31, 2018.
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
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017. As a result of this guidance, the change in the fair value of equity investments has been recorded in net income beginning on January 1, 2018. Equity securities are now recorded separately from AFS securities and are recorded at a fair value which approximates an exit price notion. Adoption of this guidance had an insignificant impact on our operations and its future impact will depend on the fair value of these investments at the future measurement dates. The disclosures related to equity investment securities reflect a fully retrospective presentation for comparative purposes.
For discussion of the fair value measurement of financial instruments, refer to “Note 11 – Fair Value”.
In February 2018, ASU No. 2018-03: “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities” was issued. This update sets forth correction or improvement amendments for specific issues that may arise within the scope of ASU 2016-01. These amendments follow ASU 2016-01 with regard to effective dates.
ASU No. 2017-09: “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”
In May 2017, ASU No. 2017-09 was issued and provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. An entity should account for the effects of a modification unless all of the following are met:
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
The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2017 and did not have a significant impact on our operating results or financial statement disclosures.
Pending Accounting Standards Updates
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
Overall, the update will allow entities the ability to measure expected credit losses without the restriction of incurred or probable losses that exist under current GAAP. For users of the financial statements, the update provides decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The new authoritative guidance is effective for interim and annual periods beginning after December 15, 2019 and may have a significant impact on our operations and financial statement disclosures as well as that of the banking industry as a whole.
We have invested a considerable amount of effort toward this guidance and will continue to invest considerable effort until its effective date. A committee was formed and has developed a road map to implementation. This committee will monitor progress to ensure timely and accurate adoption of the guidance. We are working to identify and collect required borrower and loan level data. We recognize that quality data is key to properly identify loan segments and then apply the most appropriate methodology to each segment. We anticipate a significant amount of progress during 2018 to position ourselves to be able to run parallel models during 2019. This will allow us to solidify our methodology for implementation in 2020.

Note 4 – AFS Securities
The amortized cost and fair value of AFS securities, with gross unrealized gains and losses, are as follows at:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$205	$—	$3	$202
States and political subdivisions	209,788	2,240	395	211,633
Auction rate money market preferred	3,200	—	188	3,012
Mortgage-backed securities	212,713	103	5,955	206,861
Collateralized mortgage obligations	129,095	73	3,114	126,054
Total	$555,001	$2,416	$9,655	$547,762

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Government sponsored enterprises	$217	$—	$1	$216
States and political subdivisions	204,131	4,486	143	208,474
Auction rate money market preferred	3,200	—	151	3,049
Mortgage-backed securities	210,757	390	2,350	208,797
Collateralized mortgage obligations	129,607	160	1,573	128,194
Total	$547,912	$5,036	$4,218	$548,730
The amortized cost and fair value of AFS securities by contractual maturity at March 31, 2018 are as follows:

	Maturing				Securities with Variable Monthly Payments or Noncontractual Maturities
	Due in One Year or Less	After One Year But Within Five Years	After Five Years But Within Ten Years	After Ten Years		Total
Government sponsored enterprises	$—	$205	$—	$—	$—	$205
States and political subdivisions	24,933	79,352	71,772	33,731	—	209,788
Auction rate money market preferred	—	—	—	—	3,200	3,200
Mortgage-backed securities	—	—	—	—	212,713	212,713
Collateralized mortgage obligations	—	—	—	—	129,095	129,095
Total amortized cost	$24,933	$79,557	$71,772	$33,731	$345,008	$555,001
Fair value	$24,968	$80,351	$72,692	$33,824	$335,927	$547,762
Expected maturities for government sponsored enterprises and states and political subdivisions may differ from contractual maturities because issuers may have the right to call or prepay obligations.
As the auction rate money market preferred stocks have continual call dates, they are not reported by a specific maturity group. Because of their variable monthly payments, mortgage-backed securities and collateralized mortgage obligations are not reported by a specific maturity group.

The following information pertains to AFS securities with gross unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	March 31, 2018
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$3	$202	$—	$—	$3
States and political subdivisions	395	32,838	—	150	395
Auction rate money market preferred	—	—	188	3,012	188
Mortgage-backed securities	2,756	121,210	3,199	71,928	5,955
Collateralized mortgage obligations	1,998	96,415	1,116	23,922	3,114
Total	$5,152	$250,665	$4,503	$99,012	$9,655
Number of securities in an unrealized loss position:		151		24	175

	December 31, 2017
	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Total Unrealized Losses
Government sponsored enterprises	$1	$216	$—	$—	$1
States and political subdivisions	142	16,139	1	188	143
Auction rate money market preferred	—	—	151	3,049	151
Mortgage-backed securities	454	72,007	1,896	76,065	2,350
Collateralized mortgage obligations	701	76,435	872	25,308	1,573
Total	$1,298	$164,797	$2,920	$104,610	$4,218
Number of securities in an unrealized loss position:		81		24	105
As of March 31, 2018 and December 31, 2017, we conducted an analysis to determine whether any AFS securities currently in an unrealized loss position should be other-than-temporarily impaired. Such analyses considered, among other factors, the following criteria:

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
During the fourth quarter of 2016, we identified one municipal bond as other-than-temporarily impaired. While management estimated the OTTI to be realized, we also engaged the services of an independent investment valuation firm to estimate the amount of impairment as of December 31, 2016. The valuation calculated the estimated market value utilizing two different approaches:
1) Market - Appraisal and Comparable Investments
2) Income - Discounted Cash Flow Method
The two methods were then weighted, with a higher weighting applied to the Market approach, to determine the estimated impairment. As a result of this analysis, we reduced the carrying value to $230 which required us to recognized an OTTI of $770 in earnings for the year ended December 31, 2016. Based on internal analysis of this bond as of March 31, 2018, there was no additional OTTI recognized as of March 31, 2018 and the carrying value of this bond remained at $230.

The following table provides a roll-forward of credit related impairment recorded in earnings for the:

	Three Months Ended March 31
	2018	2017
Balance at beginning of the period	$770	$770
Additions to credit losses for which no previous OTTI was recognized	—	—
Reductions for credit losses realized on securities sold during the period	—	—
Balance at end of the period	$770	$770
Based on our analysis which included the criteria outlined above, the fact that we have asserted that we do not have the intent to sell AFS securities in an unrealized loss position, and considering it is unlikely that we will have to sell any AFS securities in an unrealized loss position before recovery of their cost basis, we do not believe that the values of any other AFS securities are other-than-temporarily impaired as of March 31, 2018 or December 31, 2017, with the exception of the one municipal bond discussed above.
Note 5 – Loans and ALLL
We grant commercial, agricultural, residential real estate, and consumer loans to customers situated primarily in Clare, Gratiot, Isabella, Mecosta, Midland, Montcalm, and Saginaw counties in Michigan. The ability of the borrowers to honor their repayment obligations is often dependent upon the real estate, agricultural, manufacturing, retail, gaming, tourism, higher education, and general economic conditions of this region. Substantially all of our consumer and residential real estate loans are secured by various items of property, while commercial loans are secured primarily by real estate, business assets, and personal guarantees. Some loans are unsecured.
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
We entered into a mortgage purchase program in 2016 with a financial institution where we participate in advances to mortgage brokers ("advances"). The mortgage brokers originate residential mortgage loans with the intent to sell them on the secondary market. We participate in the advance to the mortgage broker, which is secured by the underlying mortgage loan, until it is ultimately sold on the secondary market. As such, the average life of each participated advance is approximately 20-30 days. Funds from the sale of the loan are used to pay off our participation in the advance to the mortgage broker. We classify these advances as commercial loans and include the outstanding balance in commercial loans on our balance sheet. Under the participation agreement, we committed to a maximum outstanding aggregate amount of $30,000. The difference between our outstanding balances and the maximum outstanding aggregate amount is classified as “Unfunded commitments under lines of credit” in the “Contractual Obligations and Loan Commitments” section of the Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.
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

A summary of changes in the ALLL and the recorded investment in loans by segments follows:

	Allowance for Loan Losses
	Three Months Ended March 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2018	$1,706	$611	$2,563	$900	$1,920	$7,700
Charge-offs	(5)	—	(10)	(88)	—	(103)
Recoveries	103	—	56	60	—	219
Provision for loan losses	36	613	(127)	(77)	(61)	384
March 31, 2018	$1,840	$1,224	$2,482	$795	$1,859	$8,200

	Allowance for Loan Losses and Recorded Investment in Loans
	March 31, 2018
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$842	$141	$1,520	$—	$—	$2,503
Collectively evaluated for impairment	998	1,083	962	795	1,859	5,697
Total	$1,840	$1,224	$2,482	$795	$1,859	$8,200
Loans
Individually evaluated for impairment	$11,675	$11,468	$7,940	$12		$31,095
Collectively evaluated for impairment	631,961	110,862	262,210	56,874		1,061,907
Total	$643,636	$122,330	$270,150	$56,886		$1,093,002

	Allowance for Loan Losses
	Three Months Ended March 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
January 1, 2017	$1,814	$884	$2,664	$624	$1,414	$7,400
Charge-offs	(27)	—	(43)	(74)	—	(144)
Recoveries	133	—	36	48	—	217
Provision for loan losses	(149)	(357)	441	73	19	27
March 31, 2017	$1,771	$527	$3,098	$671	$1,433	$7,500

	Allowance for Loan Losses and Recorded Investment in Loans
	December 31, 2017
	Commercial	Agricultural	Residential Real Estate	Consumer	Unallocated	Total
ALLL
Individually evaluated for impairment	$650	$—	$1,480	$—	$—	$2,130
Collectively evaluated for impairment	1,056	611	1,083	900	1,920	5,570
Total	$1,706	$611	$2,563	$900	$1,920	$7,700
Loans
Individually evaluated for impairment	$8,099	$10,598	$7,939	$17		$26,653
Collectively evaluated for impairment	626,660	117,671	264,429	56,106		1,064,866
Total	$634,759	$128,269	$272,368	$56,123		$1,091,519

The following table displays the credit quality indicators for commercial and agricultural credit exposures based on internally assigned credit risk ratings as of:

	March 31, 2018
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$23	$—	$—	$23	$—	$34	$34	$57
2 - High quality	5,417	14,939	—	20,356	2,783	814	3,597	23,953
3 - High satisfactory	117,378	44,538	17,974	179,890	20,474	6,094	26,568	206,458
4 - Low satisfactory	337,859	84,149	—	422,008	46,040	18,066	64,106	486,114
5 - Special mention	8,615	1,562	—	10,177	9,618	5,192	14,810	24,987
6 - Substandard	5,424	2,191	—	7,615	6,435	4,887	11,322	18,937
7 - Vulnerable	2,364	1,203	—	3,567	1,529	364	1,893	5,460
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$477,080	$148,582	$17,974	$643,636	$86,879	$35,451	$122,330	$765,966

	December 31, 2017
	Commercial				Agricultural
	Real Estate	Other	Advances to Mortgage Brokers	Total	Real Estate	Other	Total	Total
Rating
1 - Excellent	$24	$316	$—	$340	$—	$34	$34	$374
2 - High quality	8,402	12,262	—	20,664	2,909	1,024	3,933	24,597
3 - High satisfactory	131,826	46,668	12,081	190,575	21,072	8,867	29,939	220,514
4 - Low satisfactory	326,166	75,591	—	401,757	47,835	18,467	66,302	468,059
5 - Special mention	8,986	3,889	—	12,875	10,493	8,546	19,039	31,914
6 - Substandard	5,521	2,298	—	7,819	4,325	2,747	7,072	14,891
7 - Vulnerable	729	—	—	729	1,531	419	1,950	2,679
8 - Doubtful	—	—	—	—	—	—	—	—
Total	$481,654	$141,024	$12,081	$634,759	$88,165	$40,104	$128,269	$763,028
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
Our primary credit quality indicator for residential real estate and consumer loans is the individual loan’s past due aging. The following tables summarize the past due and current loans as of:

	March 31, 2018
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$95	$30	$51	$2,364	$2,540	$474,540	$477,080
Commercial other	1,331	49	—	1,203	2,583	145,999	148,582
Advances to mortgage brokers	—	—	—	—	—	17,974	17,974
Total commercial	1,426	79	51	3,567	5,123	638,513	643,636
Agricultural
Agricultural real estate	805	804	463	1,529	3,601	83,278	86,879
Agricultural other	250	42	18	364	674	34,777	35,451
Total agricultural	1,055	846	481	1,893	4,275	118,055	122,330
Residential real estate
Senior liens	3,020	300	22	754	4,096	225,033	229,129
Junior liens	23	—	10	23	56	6,422	6,478
Home equity lines of credit	189	173	100	—	462	34,081	34,543
Total residential real estate	3,232	473	132	777	4,614	265,536	270,150
Consumer
Secured	103	—	—	—	103	52,958	53,061
Unsecured	12	—	—	—	12	3,813	3,825
Total consumer	115	—	—	—	115	56,771	56,886
Total	$5,828	$1,398	$664	$6,237	$14,127	$1,078,875	$1,093,002

	December 31, 2017
	Accruing Interest and Past Due:				Total Past Due and Nonaccrual
	30-59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
Commercial
Commercial real estate	$295	$325	$54	$729	$1,403	$480,251	$481,654
Commercial other	1,069	28	18	—	1,115	139,909	141,024
Advances to mortgage brokers	—	—	—	—	—	12,081	12,081
Total commercial	1,364	353	72	729	2,518	632,241	634,759
Agricultural
Agricultural real estate	84	190	—	1,531	1,805	86,360	88,165
Agricultural other	39	—	104	419	562	39,542	40,104
Total agricultural	123	190	104	1,950	2,367	125,902	128,269
Residential real estate
Senior liens	3,718	234	132	325	4,409	225,007	229,416
Junior liens	69	10	—	23	102	6,812	6,914
Home equity lines of credit	293	—	77	—	370	35,668	36,038
Total residential real estate	4,080	244	209	348	4,881	267,487	272,368
Consumer
Secured	37	10	10	—	57	52,005	52,062
Unsecured	13	—	—	—	13	4,048	4,061
Total consumer	50	10	10	—	70	56,053	56,123
Total	$5,617	$797	$395	$3,027	$9,836	$1,081,683	$1,091,519
Impaired Loans
Loans may be classified as impaired if they meet one or more of the following criteria:

1.	There has been a charge-off of its principal balance (in whole or in part);

2.	The loan has been classified as a TDR; or

3.	The loan is in nonaccrual status.
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

We do not recognize interest income on impaired loans in nonaccrual status. For impaired loans not classified as nonaccrual, interest income is recognized daily, as earned, according to the terms of the loan agreement and the principal amount outstanding. The following is a summary of information pertaining to impaired loans as of:

	March 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
Impaired loans with a valuation allowance
Commercial real estate	$5,946	$6,234	$639	$4,089	$4,378	$626
Commercial other	2,099	2,099	203	995	995	24
Agricultural real estate	881	881	141	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	7,831	8,459	1,514	7,816	8,459	1,473
Residential real estate junior liens	36	36	6	44	44	7
Total impaired loans with a valuation allowance	16,793	17,709	2,503	12,944	13,876	2,130
Impaired loans without a valuation allowance
Commercial real estate	2,466	2,540		1,791	1,865
Commercial other	1,164	1,164		1,224	1,224
Agricultural real estate	8,082	8,082		7,913	7,913
Agricultural other	2,505	2,505		2,685	2,685
Home equity lines of credit	73	373		79	379
Consumer secured	12	12		17	17
Total impaired loans without a valuation allowance	14,302	14,676		13,709	14,083
Impaired loans
Commercial	11,675	12,037	842	8,099	8,462	650
Agricultural	11,468	11,468	141	10,598	10,598	—
Residential real estate	7,940	8,868	1,520	7,939	8,882	1,480
Consumer	12	12	—	17	17	—
Total impaired loans	$31,095	$32,385	$2,503	$26,653	$27,959	$2,130

The following is a summary of information pertaining to impaired loans for the:

	Three Months Ended March 31
	2018		2017
	Average Recorded Balance	Interest Income Recognized	Average Recorded Balance	Interest Income Recognized
Impaired loans with a valuation allowance
Commercial real estate	$5,018	$91	$5,015	$73
Commercial other	1,547	24	1,275	24
Agricultural real estate	441	4	—	—
Agricultural other	—	—	67	—
Residential real estate senior liens	7,824	74	8,420	83
Residential real estate junior liens	40	—	75	—
Total impaired loans with a valuation allowance	14,870	193	14,852	180
Impaired loans without a valuation allowance
Commercial real estate	2,129	35	1,326	33
Commercial other	1,194	17	114	2
Agricultural real estate	7,998	40	4,042	62
Agricultural other	2,595	36	1,438	13
Home equity lines of credit	76	5	133	5
Consumer secured	15	—	25	—
Total impaired loans without a valuation allowance	14,007	133	7,078	115
Impaired loans
Commercial	9,888	167	7,730	132
Agricultural	11,034	80	5,547	75
Residential real estate	7,940	79	8,628	88
Consumer	15	—	25	—
Total impaired loans	$28,877	$326	$21,930	$295
We had committed to advance $637 and $472 in connection with impaired loans, which includes TDRs, as of March 31, 2018 and December 31, 2017, respectively.
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
•Forgiving principal.
•Forgiving accrued interest.
To determine if a borrower is experiencing financial difficulties, factors we consider include:

•	The borrower is currently in default on any of their debt.

•	The borrower would likely default on any of their debt if the concession was not granted.

•	The borrower’s cash flow was insufficient to service all of their debt if the concession was not granted.

•	The borrower has declared, or is in the process of declaring, bankruptcy.

•	The borrower is unlikely to continue as a going concern (if the entity is a business).

The following is a summary of information pertaining to TDRs granted for the:

	Three Months Ended March 31
	2018			2017
	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial other	3	$1,255	$1,255	2	$227	$227
Agricultural other	2	1,061	1,061	—	—	—
Residential real estate
Senior liens	2	167	167	—	—	—
Junior liens	—	—	—	1	8	8
Total residential real estate	2	167	167	1	8	8
Total	7	$2,483	$2,483	3	$235	$235
The following table summarizes concessions we granted to borrowers in financial difficulty for the:

	Three Months Ended March 31
	2018				2017
	Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period		Below Market Interest Rate		Below Market Interest Rate and Extension of Amortization Period
	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment	Number of Loans	Pre-Modification Recorded Investment
Commercial other	1	$174	2	$1,081	—	$—	2	$227
Agricultural other	1	98	1	963	—	—	—	—
Residential real estate
Senior liens	—	—	2	167	—	—	—	—
Junior liens	—	—	—	—	1	8	—	—
Total residential real estate	—	—	2	167	1	8	—	—
Total	2	$272	5	$2,211	1	$8	2	$227
We did not restructure any loans by forgiving principal or accrued interest in the three month periods ended March 31, 2018 or 2017.
Based on our historical loss experience, losses associated with TDRs are not significantly different than other impaired loans within the same loan segment. As such, TDRs, including TDRs that have been modified in the past 12 months that subsequently defaulted, are analyzed in the same manner as other impaired loans within their respective loan segment.
We had no loans that defaulted in the three month periods ended March 31, 2018 and March 31, 2017 which were modified within 12 months prior to the default date.
The following is a summary of TDR loan balances as of:

	March 31, 2018	December 31, 2017
TDRs	$27,540	$26,197

Note 6 – Equity Securities Without Readily Determinable Fair Values
Included in equity securities without readily determinable fair values are restricted securities, which are carried at cost, and investments in unconsolidated entities accounted for under the equity method of accounting.
Equity securities without readily determinable fair values consist of the following as of:

	March 31 2018	December 31 2017
FHLB Stock	$13,700	$13,700
Corporate Settlement Solutions, LLC	7,358	7,421
FRB Stock	1,999	1,999
Other	334	334
Total	$23,391	$23,454
Note 7 – Borrowed Funds
Borrowed funds consist of the following obligations as of:

	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
FHLB advances	$260,000	1.94%	$290,000	1.94%
Securities sold under agreements to repurchase without stated maturity dates	32,913	0.09%	54,878	0.12%
Federal funds purchased	10,200	1.89%	—	—%
Total	$303,113	1.74%	$344,878	1.65%
FHLB advances are collateralized by a blanket lien on all qualified 1-4 family residential real estate loans, specific AFS securities, and FHLB stock.
The following table lists the maturities and weighted average interest rates of FHLB advances as of:

	March 31, 2018		December 31, 2017
	Amount	Rate	Amount	Rate
Fixed rate due 2018	$30,000	1.57%	$70,000	1.96%
Fixed rate due 2019	85,000	1.87%	85,000	1.87%
Fixed rate due 2020	35,000	1.80%	35,000	1.80%
Fixed rate due 2021	50,000	1.91%	50,000	1.91%
Variable rate due 2021 [1]	10,000	2.15%	10,000	1.72%
Fixed rate due 2022	20,000	1.97%	20,000	1.97%
Fixed rate due 2023	20,000	3.36%	10,000	3.90%
Fixed rate due 2026	10,000	1.17%	10,000	1.17%
Total	$260,000	1.94%	$290,000	1.94%

(1)	Hedged advance (see "Derivative Instruments" section below)
Securities sold under agreements to repurchase are classified as secured borrowings and are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements have a carrying value and a fair value of $32,933 and $54,898 at March 31, 2018 and December 31, 2017, respectively. Such securities remain under our control. We may be required to provide additional collateral based on the fair value of underlying securities.

Securities sold under repurchase agreements without stated maturity dates, federal funds purchased, and FRB Discount Window advances generally mature within one to four days from the transaction date. The following table provides a summary of securities sold under repurchase agreements without stated maturity dates and federal funds purchased. We had no FRB Discount Window advances during the three month periods ended March 31, 2018 or 2017.

	Three Months Ended March 31
	2018			2017
	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period	Maximum Month End Balance	Average Balance	Weighted Average Interest Rate During the Period
Securities sold under agreements to repurchase without stated maturity dates	$38,967	$35,995	0.10%	$58,088	$57,505	0.13%
Federal funds purchased	10,200	4,460	1.66%	5,200	863	0.96%
We had pledged AFS securities and 1-4 family residential real estate loans in the following amounts at:

	March 31 2018	December 31 2017
Pledged to secure borrowed funds	$402,702	$410,988
Pledged to secure repurchase agreements	32,933	54,898
Pledged for public deposits and for other purposes necessary or required by law	33,958	27,976
Total	$469,593	$493,862
AFS securities pledged to repurchase agreements without stated maturity dates consisted of the following at:

	March 31 2018	December 31 2017
States and political subdivisions	$2,413	$7,332
Mortgage-backed securities	9,192	13,199
Collateralized mortgage obligations	21,328	34,367
Total	$32,933	$54,898
AFS securities pledged to repurchase agreements are monitored to ensure the appropriate level is collateralized. In the event of maturities, calls, significant principal repayments, or significant decline in market values, we have adequate levels of AFS securities to pledge to satisfy required collateral.
As of March 31, 2018, we had the ability to borrow up to an additional $153,347, based on assets pledged as collateral. We had no investment securities that are restricted to be pledged for specific purposes.
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

The following tables provide information on derivatives related to variable rate borrowings as of:

	March 31, 2018
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.1	$10,000	Other Assets	$413

	December 31, 2017
	Pay Rate	Receive Rate	Remaining Life (Years)	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Cash Flow Hedges:
Interest rate swaps	1.56%	3-Month LIBOR	3.3	$10,000	Other Assets	$291
Derivatives contain an element of credit risk which arises from the possibility that we will incur a loss as a result of a counterparty failing to meet its contractual obligations. Credit risk is minimized through counterparty collateral, transaction limits and monitoring procedures. We also manage dealer credit risk by entering into interest rate derivatives only with primary and highly rated counterparties, the use of ISDA master agreements and counterparty limits. We do not anticipate any losses from failure of interest rate derivative counterparties to honor their obligations.
Note 8 – Revenue
Our revenue is comprised primarily of interest income, service charges and fees, gains on the sale of loans and AFS securities, earnings on corporate owned life insurance policies, and other noninterest income. Other noninterest income is typically service and performance driven in nature and comprised primarily of trust and brokerage advisory fees. We recognize revenue in accordance with GAAP as outlined in ASC 606, Revenue From Contracts with Customers. Revenue is recognized when our performance obligation has been satisfied according to our contractual obligation.
We record receivables when revenue is unpaid and collectability is reasonably assured. Accounts receivable balances primarily represent amounts due from customers for which revenue has been recognized. Accounts receivable balances are recorded in the consolidated balance sheets in accrued interest receivable and other assets. For the three month periods ended March 31, 2018 and 2017, we satisfied our performance obligations pursuant to contracts with customers. As a result, we have not recorded contract assets or liabilities. We estimate no returns or allowances for the three month periods ended March 31, 2018 and 2017.
Our contracts with customers define our performance obligations with clearly established pricing which did not require us to allocate or disaggregate revenue by performance obligation. A summary of revenue recognized for each major category of contracts with customers, subject to ASC 606, is as follows for the:

	Three Months Ended March 31
	2018	2017
Debit card income	$588	$530
Trust service fees	502	411
Brokerage advisory fees	156	160
Service charges and fees related to deposit accounts	85	85
Total	$1,331	$1,186
A large portion of our revenue consists of interest income which is not subject to the requirements set forth in ASU 2014-09. This recently adopted guidance required us to review our other noninterest revenue sources within the scope of the guidance to ensure appropriate recognition of revenue from contracts with customers. This review process did not identify significant changes related to revenue recognition. As such, we did not record or disclose transactions related to the adoption of this guidance.

Note 9 – Other Noninterest Expenses
A summary of expenses included in other noninterest expenses is as follows for the:

	Three Months Ended March 31
	2018	2017
Consulting fees	$250	$205
ATM and debit card fees	232	216
Director fees	209	209
Audit and related fees	202	198
FDIC insurance premiums	164	153
Donations and community relations	151	130
Loan underwriting fees	149	117
Postage and freight	131	109
Education and travel	115	96
Marketing costs	110	89
All other	586	691
Total other	$2,299	$2,213
Note 10 – Federal Income Taxes
The reconciliation of the provision for federal income taxes and the amount computed at the federal statutory tax rate of income before federal income tax expense, which has significantly changed as a result of 2017 Tax Act, is as follows for the:

	Three Months Ended March 31
	2018	2017
Income taxes at statutory rate (21% in 2018 and 34% in 2017)	$783	$1,247
Effect of nontaxable income
Interest income on tax exempt municipal securities	(274)	(455)
Earnings on corporate owned life insurance policies	(36)	(61)
Effect of tax credits	(200)	(189)
Other	(11)	(18)
Total effect of nontaxable income	(521)	(723)
Effect of nondeductible expenses	3	8
Federal income tax expense	$265	$532

Note 11 – Fair Value
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
Fair value measurement requires the use of an exit price notion which may differ from entrance pricing. Generally we believe our assets and liabilities classified as Level 1 or Level 2 approximate an exit price notion.
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
Equity securities, at fair value: Equity securities are recorded at fair value on a recurring basis. Level 1 fair value measurement is based upon quoted prices for identical instruments. The values for Level 1 investment securities are generally obtained from an independent third party. On a quarterly basis, we compare the values provided to alternative pricing sources.
Loans: We do not record loans at fair value on a recurring basis. However, from time-to-time, loans are classified as impaired and a specific allowance for loan losses may be established. Loans for which it is probable that payment of interest and principal will be significantly different than the contractual terms of the original loan agreement are considered impaired. Once a loan is identified as impaired, we measure the estimated impairment. The fair value of impaired loans is estimated using one of several methods, including the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less costs to sell, if the loan is collateral dependent. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.
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

The following tables list the quantitative fair value information about impaired loans as of:

March 31, 2018
Valuation Technique	Fair Value	Unobservable Input	Actual Range
Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	25% - 35%
		Cash crop inventory	30% - 40%
Discounted value	$18,934	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	25% - 50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%

	December 31, 2017
Valuation Technique	Fair Value	Unobservable Input	Actual Range
		Discount applied to collateral:
		Real Estate	20% - 30%
		Equipment	20% - 35%
		Cash crop inventory	30% - 40%
Discounted value	$15,956	Livestock	30%
		Other inventory	50% - 75%
		Accounts receivable	50%
		Liquor license	75%
		Furniture, fixtures & equipment	35% - 45%
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
The carrying amount and estimated fair value of financial instruments not recorded at fair value in their entirety on a recurring basis were as follows as of:

	March 31, 2018
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$16,712	$16,712	$16,712	$—	$—
Mortgage loans AFS	359	447	—	447	—
Gross loans	1,093,002	1,075,018	—	—	1,075,018
Less allowance for loan and lease losses	8,200	8,200	—	—	8,200
Net loans	1,084,802	1,066,818	—	—	1,066,818
Accrued interest receivable	7,134	7,134	7,134	—	—
Equity securities without readily determinable fair values (1)	23,391	N/A	—	—	—
OMSR	2,421	2,421	—	2,421	—
LIABILITIES
Deposits without stated maturities	825,808	825,808	825,808	—	—
Deposits with stated maturities	472,060	460,342	—	460,342	—
Borrowed funds	303,113	298,139	—	298,139	—
Accrued interest payable	676	676	676	—	—

	December 31, 2017
	Carrying Value	Estimated Fair Value	Level 1	Level 2	Level 3
ASSETS
Cash and cash equivalents	$30,848	$30,848	$30,848	$—	$—
Mortgage loans AFS	1,560	1,587	—	1,587	—
Gross loans	1,091,519	1,056,906	—	—	1,056,906
Less allowance for loan and lease losses	7,700	7,700	—	—	7,700
Net loans	1,083,819	1,049,206	—	—	1,049,206
Accrued interest receivable	7,063	7,063	7,063	—	—
Equity securities without readily determinable fair values (1)	23,454	N/A	—	—	—
OMSR	2,409	2,409	—	2,409	—
LIABILITIES
Deposits without stated maturities	811,992	811,992	811,992	—	—
Deposits with stated maturities	453,266	443,892	—	443,892	—
Borrowed funds	344,878	342,089	—	342,089	—
Accrued interest payable	680	680	680	—	—

(1)
Due to the characteristics of equity securities without readily determinable fair values, they are not disclosed under a specific fair value hierarchy. If we were to record an impairment adjustment related to these securities, such amount would be classified as a nonrecurring Level 3 fair value adjustment.

Financial Instruments Recorded at Fair Value
The table below presents the recorded amount of assets and liabilities measured at fair value on:

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Recurring items
AFS securities
Government-sponsored enterprises	$202	$—	$202	$—	$216	$—	$216	$—
States and political subdivisions	211,633	—	211,633	—	208,474	—	208,474	—
Auction rate money market preferred	3,012	—	3,012	—	3,049	—	3,049	—
Mortgage-backed securities	206,861	—	206,861	—	208,797	—	208,797	—
Collateralized mortgage obligations	126,054	—	126,054	—	128,194	—	128,194	—
Total AFS securities	547,762	—	547,762	—	548,730	—	548,730	—
Equity securities	3,575	3,575	—	—	3,577	3,577	—	—
Derivative instruments	413	—	413	—	291	—	291	—
Nonrecurring items
Impaired loans (net of the ALLL)	18,934	—	—	18,934	15,956	—	—	15,956
Total	$570,684	$3,575	$548,175	$18,934	$568,554	$3,577	$549,021	$15,956
Percent of assets and liabilities measured at fair value		0.63%	96.06%	3.31%		0.63%	96.56%	2.81%
Equity securities are recorded at fair value with changes in fair value recognized through earnings on a recurring basis. For the three month period ended March 31, 2018, we recorded a loss of $2 through earnings. We had no other assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a recurring basis, as of March 31, 2018. We had no assets or liabilities recorded at fair value with changes in fair value recognized through earnings, on a nonrecurring basis, as of March 31, 2018.

Note 12 – Accumulated Other Comprehensive Income
The following table summarizes the changes in AOCI by component for the:

	Three Months Ended March 31
	2018				2017
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Gains (Losses) on Derivative Instruments	Defined Benefit Pension Plan	Total
Balance, January 1	$391	$230	$(3,223)	$(2,602)	$30	$164	$(2,972)	$(2,778)
OCI before reclassifications	(8,057)	122	—	(7,935)	1,677	17	—	1,694
Tax effect	1,684	(26)	—	1,658	(450)	(6)	—	(456)
OCI, net of tax	(6,373)	96	—	(6,277)	1,227	11	—	1,238
Adoption of ASU 2016-01	223	—	—	223	—	—	—	—
Balance, March 31	$(5,759)	$326	$(3,223)	$(8,656)	$1,257	$175	$(2,972)	$(1,540)
Included in OCI for the three month period ended March 31, 2018 are changes in unrealized holding gains and losses related to auction rate money market preferred stocks. For the three month period ended March 31, 2017, OCI also includes changes in unrealized holding gains and losses related to preferred stocks. For federal income tax purposes, these securities are considered equity investments. As such, no deferred federal income taxes related to unrealized holding gains or losses are expected or recorded.
A summary of the components of unrealized holding gains on AFS securities included in OCI follows for the:

	Three Months Ended March 31
	2018			2017
	Auction Rate Money Market Preferred Stocks	All Other AFS Securities	Total	Auction Rate Money Market Preferred and Preferred Stocks	All Other AFS Securities	Total
Unrealized gains (losses) arising during the period	$(37)	$(8,020)	$(8,057)	$355	$1,322	$1,677
Tax effect	—	1,684	1,684	—	(450)	(450)
Unrealized gains (losses), net of tax	$(37)	$(6,336)	$(6,373)	$355	$872	$1,227

Note 13 – Parent Company Only Financial Information
Interim Condensed Balance Sheets

	March 31 2018	December 31 2017
ASSETS
Cash on deposit at the Bank	$1,410	$185
Investments in subsidiaries	141,754	145,962
Premises and equipment	1,914	1,950
Other assets	51,360	52,253
TOTAL ASSETS	$196,438	$200,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$5,348	$5,445
Shareholders' equity	191,090	194,905
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$196,438	$200,350
Interim Condensed Statements of Income

	Three Months Ended March 31
	2018	2017
Income
Dividends from subsidiaries	$2,100	$1,700
Interest income	—	2
Management fee and other	675	1,550
Total income	2,775	3,252
Expenses
Compensation and benefits	984	1,372
Occupancy and equipment	123	444
Audit and related fees	69	124
Other	394	541
Total expenses	1,570	2,481
Income before income tax benefit and equity in undistributed earnings of subsidiaries	1,205	771
Federal income tax benefit	188	316
Income before equity in undistributed earnings of subsidiaries	1,393	1,087
Undistributed earnings of subsidiaries	2,069	2,049
Net income	$3,462	$3,136

Interim Condensed Statements of Cash Flows

	Three Months Ended March 31
	2018	2017
Operating activities
Net income	$3,462	$3,136
Adjustments to reconcile net income to cash provided by operations
Undistributed earnings of subsidiaries	(2,069)	(2,049)
Undistributed earnings of equity securities without readily determinable fair values	63	78
Share-based payment awards under equity compensation plan	146	178
Depreciation	30	39
Changes in operating assets and liabilities which provided (used) cash
Other assets	830	74
Accrued interest and other liabilities	(97)	(1,073)
Net cash provided by (used in) operating activities	2,365	383
Investing activities
Maturities, calls, principal payments, and sales of AFS securities	—	249
Sales (purchases) of premises and equipment	6	(3)
Net cash provided by (used in) investing activities	6	246
Financing activities
Cash dividends paid on common stock	(2,041)	(1,953)
Proceeds from the issuance of common stock	1,616	1,770
Common stock repurchased	(620)	(1,169)
Common stock purchased for deferred compensation obligations	(101)	(123)
Net cash provided by (used in) financing activities	(1,146)	(1,475)
Increase (decrease) in cash and cash equivalents	1,225	(846)
Cash and cash equivalents at beginning of period	185	1,297
Cash and cash equivalents at end of period	$1,410	$451
Note 14 – Operating Segments
Our reportable segments are based on legal entities that account for at least 10% of net operating results. The operations of the Bank as of March 31, 2018 and 2017 and each of the three month periods then ended, represent approximately 90% or more of our consolidated total assets and operating results. As such, no additional segment reporting is presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
ISABELLA BANK CORPORATION FINANCIAL REVIEW
(Dollars in thousands except per share amounts)
This section reviews our financial condition and results of our operations for the unaudited three month periods ended March 31, 2018 and 2017. This analysis should be read in conjunction with our 2017 Annual Report on Form 10-K and with the unaudited interim condensed consolidated financial statements and notes, beginning on page 4 of this report.
Executive Summary
During the three months ended March 31, 2018, the Corporation reported net income of $3,462 and earnings per common share of $0.44. Net income and earnings per common share for the same period of 2017 was $3,136 and $0.40, respectively. The increase of $326 in year-to-date earnings was driven, in part, by a significant increase in interest income as the result of strong loan growth, which totaled $80,082 during the prior 12 months. Net interest income increased by $690 for the first three months of 2018 in comparison to the same period in 2017. Provision for loan losses increased by $357 for the first three months of 2018 in comparison to the same period in 2017 as a result of a combination of loan growth and an increase in nonperforming agricultural loans. Strong operating expense controls were maintained with expenses increasing by only $145 when comparing the same two periods. In addition, net income in 2018 has benefited from the lower federal statutory tax rate established by the 2017 Tax Act.
As of March 31, 2018, total assets and assets under management were $1,799,592 and $2,532,711, respectively, with both decreasing slightly from December 31, 2017. Assets under management include loans sold and serviced of $262,541 and assets managed by our Investment and Trust Services Department of $470,578. Loans outstanding as of March 31, 2018 totaled $1,093,002. While loans grew as anticipated during the first quarter of 2018, total deposits increased $32,610 which exceeded expectations and allowed us to reduce borrowed funds by $41,765. All regulatory capital ratios for the Bank exceeded the minimum thresholds to be considered a "well capitalized" institution.
Our net yield on interest earning assets (FTE) was 2.95% for the three month period ended March 31, 2018. The decline in our net yield on interest earning assets during the quarter from 3.02% in the prior quarter was driven by a decrease in our FTE yield on nontaxable investment securities due to the lower federal statutory tax rate established by the 2017 Tax Act. The FRB increased short-term interest rates during the first quarter of 2018 and projects further increases in 2018. We anticipate improvements in our net yield on interest earning assets as a result of a combination of projected FRB short-term rate increases, assets repricing faster than liabilities, our asset mix shifting to an increasing percentage of loans compared to investment securities, and strategic growth in loans and other income earning assets. We are committed to increasing earnings and shareholder value through growth in our loan portfolio, growth in our investment and trust services, and increasing our geographical presence while managing operating costs.
Recent Legislation
On December 22, 2017, the Tax Cuts and Jobs Act was enacted. The new law establishes a flat corporate federal statutory income tax rate of 21%, a decline from 34%, and eliminates the corporate alternative minimum tax. The new tax law provides for a wide array of changes with only some believed to have a direct impact on our federal income tax expense. Some of these changes include, but are not limited to, the following items: limits to the deductions for net interest expense, immediate expense (for tax purposes) for certain qualified depreciable assets, elimination or reduction of certain deductions related to meals and entertainment expenses, and limits to the deductibility of deposit insurance premiums.
Reclassifications: Certain amounts reported in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Results of Operations
The following table outlines our quarter-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
INCOME STATEMENT DATA
Interest income	$15,121	$15,078	$14,976	$14,498	$13,861
Interest expense	3,401	3,435	3,200	3,028	2,831
Net interest income	11,720	11,643	11,776	11,470	11,030
Provision for loan losses	384	168	49	9	27
Noninterest income	2,487	2,710	2,698	2,788	2,616
Noninterest expenses	10,096	10,628	10,139	9,507	9,951
Federal income tax expense**	265	836	750	898	532
Net income	$3,462	$2,721	$3,536	$3,844	$3,136
PER SHARE
Basic earnings	$0.44	$0.35	$0.45	$0.49	$0.40
Diluted earnings	$0.43	$0.34	$0.44	$0.48	$0.39
Dividends	$0.26	$0.26	$0.26	$0.25	$0.25
Tangible book value*	$19.16	$18.96	$18.82	$18.62	$18.34
Quoted market value
High	$28.25	$29.95	$29.10	$28.45	$29.00
Low	$26.11	$27.99	$27.65	$27.60	$27.60
Close*	$27.40	$28.25	$29.00	$28.00	$27.60
Common shares outstanding*	7,894,341	7,857,293	7,856,664	7,862,553	7,843,120
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.61%	0.79%	0.87%	0.72%
Return on average shareholders' equity	7.11%	5.48%	7.11%	7.85%	6.56%
Return on average tangible shareholders' equity	9.23%	7.33%	9.61%	10.59%	8.77%
Net interest margin yield (FTE)**	2.95%	3.02%	3.08%	3.03%	2.99%
BALANCE SHEET DATA*
Gross loans	$1,093,002	$1,091,519	$1,077,544	$1,048,497	$1,012,920
AFS securities	$547,762	$548,730	$549,274	$564,197	$586,517
Total assets	$1,799,592	$1,813,130	$1,791,967	$1,777,298	$1,760,860
Deposits	$1,297,868	$1,265,258	$1,216,062	$1,210,152	$1,231,061
Borrowed funds	$303,113	$344,878	$367,027	$360,940	$327,375
Shareholders' equity	$191,090	$194,905	$196,463	$195,070	$190,976
Gross loans to deposits	84.22%	86.27%	88.61%	86.64%	82.28%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$262,541	$266,789	$268,817	$269,595	$270,217
Assets managed by our Investment and Trust Services Department	$470,578	$478,146	$467,601	$454,294	$444,749
Total assets under management	$2,532,711	$2,558,065	$2,528,385	$2,501,187	$2,475,826
ASSET QUALITY*
Nonperforming loans to gross loans	0.63%	0.31%	0.21%	0.26%	0.24%
Nonperforming assets to total assets	0.40%	0.20%	0.14%	0.17%	0.15%
ALLL to gross loans	0.75%	0.71%	0.71%	0.72%	0.74%
CAPITAL RATIOS*
Shareholders' equity to assets	10.62%	10.75%	10.96%	10.98%	10.85%
Tier 1 leverage	8.69%	8.54%	8.50%	8.50%	8.54%
Common equity tier 1 capital	12.34%	12.23%	12.20%	12.43%	12.49%
Tier 1 risk-based capital	12.34%	12.23%	12.20%	12.43%	12.49%
Total risk-based capital	13.01%	12.86%	12.84%	13.07%	13.14%
* At end of period
** Calculations are based on a federal income tax rate of 21% in 2018 and 34% for all other periods.

The following table outlines our year-to-date results of operations and provides certain performance measures as of, and for the three month periods ended:

	March 31 2018	March 31 2017	March 31 2016	March 31 2015	March 31 2014
INCOME STATEMENT DATA
Interest income	$15,121	$13,861	$13,081	$12,753	$12,693
Interest expense	3,401	2,831	2,614	2,488	2,500
Net interest income	11,720	11,030	10,467	10,265	10,193
Provision for loan losses	384	27	156	(726)	(242)
Noninterest income	2,487	2,616	2,223	2,128	2,249
Noninterest expenses	10,096	9,951	9,080	8,675	8,815
Federal income tax expense**	265	532	437	771	560
Net income	$3,462	$3,136	$3,017	$3,673	$3,309
PER SHARE
Basic earnings	$0.44	$0.40	$0.39	$0.47	$0.43
Diluted earnings	$0.43	$0.39	$0.38	$0.46	$0.42
Dividends	$0.26	$0.25	$0.24	$0.23	$0.22
Tangible book value*	$19.16	$18.34	$17.47	$16.84	$15.82
Quoted market value
High	$28.25	$29.00	$29.90	$23.50	$23.94
Low	$26.11	$27.60	$27.25	$22.00	$22.25
Close*	$27.40	$27.60	$28.25	$22.90	$23.00
Common shares outstanding*	7,894,341	7,843,120	7,809,079	7,781,820	7,727,547
PERFORMANCE RATIOS
Return on average total assets	0.77%	0.72%	0.72%	0.95%	0.88%
Return on average shareholders' equity	7.11%	6.56%	6.37%	8.27%	8.04%
Return on average tangible shareholders' equity	9.23%	8.77%	8.88%	11.30%	10.92%
Net interest margin yield (FTE)**	2.95%	2.99%	2.98%	3.18%	3.21%
BALANCE SHEET DATA*
Gross loans	$1,093,002	$1,012,920	$870,291	$818,493	$811,242
AFS securities	$547,762	$586,517	$646,513	$598,884	$549,091
Total assets	$1,799,592	$1,760,860	$1,681,818	$1,571,575	$1,513,371
Deposits	$1,297,868	$1,231,061	$1,173,507	$1,098,655	$1,065,935
Borrowed funds	$303,113	$327,375	$307,896	$283,321	$272,536
Shareholders' equity	$191,090	$190,976	$190,247	$179,653	$165,971
Gross loans to deposits	84.22%	82.28%	74.16%	74.50%	76.11%
ASSETS UNDER MANAGEMENT*
Loans sold with servicing retained	$262,541	$270,217	$282,618	$288,448	$292,382
Assets managed by our Investment and Trust Services Department	$470,578	$444,749	$408,224	$396,802	$358,811
Total assets under management	$2,532,711	$2,475,826	$2,372,660	$2,256,825	$2,164,564
ASSET QUALITY*
Nonperforming loans to gross loans	0.63%	0.24%	0.12%	0.44%	0.65%
Nonperforming assets to total assets	0.40%	0.15%	0.08%	0.27%	0.42%
ALLL to gross loans	0.75%	0.74%	0.86%	1.17%	1.37%
CAPITAL RATIOS*
Shareholders' equity to assets	10.62%	10.85%	11.31%	11.43%	10.97%
Tier 1 leverage	8.69%	8.54%	8.44%	8.74%	8.38%
Common equity tier 1 capital	12.34%	12.49%	13.24%	13.71%	N/A
Tier 1 risk-based capital	12.34%	12.49%	13.24%	13.71%	13.89%
Total risk-based capital	13.01%	13.14%	13.97%	14.71%	15.14%
* At end of period
** Calculations are based on a federal income tax rate of 21% in 2018 and 34% for all other periods.

Average Balances, Interest Rate, and Net Interest Income
The following schedules present the daily average amount outstanding for each major category of interest earning assets, non-earning assets, interest bearing liabilities, and noninterest bearing liabilities. These schedules also present an analysis of interest income and interest expense for the periods indicated. All interest income is reported on a FTE basis using a federal income tax rate of 21% in 2018 and 34% in 2017. Loans in nonaccrual status, for the purpose of the following computations, are included in the average loan balances. FRB and FHLB restricted equity holdings are included in accrued income and other assets.

	Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate	Average Balance	Tax Equivalent Interest	Average Yield / Rate
INTEREST EARNING ASSETS
Loans	$1,076,667	$11,296	4.20%	$1,072,694	$11,435	4.26%	$997,443	$10,120	4.06%
Taxable investment securities (1)	355,867	2,160	2.43%	355,649	2,112	2.38%	364,251	2,151	2.36%
Nontaxable investment securities	197,519	1,892	3.83%	195,391	2,197	4.50%	205,372	2,316	4.51%
Fed Funds Sold	—	—	—%	186	1	2.15%	2,397	4	0.67%
Other	27,160	283	4.17%	29,818	194	2.60%	26,929	171	2.54%
Total earning assets	1,657,213	15,631	3.77%	1,653,738	15,939	3.86%	1,596,392	14,762	3.70%
NONEARNING ASSETS
Allowance for loan losses	(7,771)			(7,759)			(7,480)
Cash and demand deposits due from banks	19,437			20,218			18,736
Premises and equipment	28,578			28,744			29,238
Accrued income and other assets	91,471			99,219			97,692
Total assets	$1,788,928			$1,794,160			$1,734,578
INTEREST BEARING LIABILITIES
Interest bearing demand deposits	$231,308	$71	0.12%	$212,723	$60	0.11%	$213,617	$53	0.10%
Savings deposits	354,445	322	0.36%	352,267	307	0.35%	354,006	222	0.25%
Time deposits	463,236	1,653	1.43%	432,863	1,572	1.45%	436,003	1,265	1.16%
Borrowed funds	319,789	1,355	1.69%	362,946	1,496	1.65%	328,368	1,291	1.57%
Total interest bearing liabilities	1,368,778	3,401	0.99%	1,360,799	3,435	1.01%	1,331,994	2,831	0.85%
NONINTEREST BEARING LIABILITIES
Demand deposits	217,658			224,441			200,598
Other	7,793			10,351			10,841
Shareholders’ equity	194,699			198,569			191,145
Total liabilities and shareholders’ equity	$1,788,928			$1,794,160			$1,734,578
Net interest income (FTE)		$12,230			$12,504			$11,931
Net yield on interest earning assets (FTE)			2.95%			3.02%			2.99%
(1) Includes taxable AFS securities and equity securities

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

	Three Months Ended March 31, 2018 Compared to December 31, 2017 Increase (Decrease) Due to			Three Months Ended March 31, 2018 Compared to March 31, 2017 Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Changes in interest income
Loans	$42	$(181)	$(139)	$824	$352	$1,176
Taxable investment securities	1	47	48	(50)	59	9
Nontaxable investment securities	24	(329)	(305)	(86)	(338)	(424)
Fed Funds Sold	—	(1)	(1)	—	(4)	(4)
Other	(19)	108	89	1	111	112
Total changes in interest income	48	(356)	(308)	689	180	869
Changes in interest expense
Interest bearing demand deposits	5	6	11	5	13	18
Savings deposits	2	13	15	—	100	100
Time deposits	109	(28)	81	83	305	388
Borrowed funds	(182)	41	(141)	(34)	98	64
Total changes in interest expense	(66)	32	(34)	54	516	570
Net change in interest margin (FTE)	$114	$(388)	$(274)	$635	$(336)	$299
Our net yield on interest earning assets decreased during the quarter with yields remaining at low levels. The decline in our yield on interest earning assets during the quarter was driven by a decline in our FTE yield on nontaxable investment securities due to the lower federal statutory tax rate established by the 2017 Tax Act. The persistent low interest rate environment coupled with a high concentration of AFS securities as a percentage of earning assets has also placed downward pressure on net interest margin. While we do not anticipate significant improvement in our net yield on interest earning assets, we do expect marginal improvement as a result of loan growth throughout 2018.

	Average Yield / Rate for the Three Month Periods Ended:
	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Total earning assets	3.77%	3.86%	3.86%	3.77%	3.70%
Total interest bearing liabilities	0.99%	1.01%	0.93%	0.89%	0.85%
Net yield on interest earning assets (FTE)	2.95%	3.02%	3.08%	3.03%	2.99%

	Quarter to Date Net Interest Income (FTE)
	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Total interest income (FTE)	$15,631	$15,939	$15,872	$15,399	$14,762
Total interest expense	3,401	3,435	3,200	3,028	2,831
Net interest income (FTE)	$12,230	$12,504	$12,672	$12,371	$11,931

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
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the:

	Three Months Ended March 31
	2018	2017	Variance
ALLL at beginning of period	$7,700	$7,400	$300
Charge-offs
Commercial and agricultural	5	27	(22)
Residential real estate	10	43	(33)
Consumer	88	74	14
Total charge-offs	103	144	(41)
Recoveries
Commercial and agricultural	103	133	(30)
Residential real estate	56	36	20
Consumer	60	48	12
Total recoveries	219	217	2
Net loan charge-offs (recoveries)	(116)	(73)	(43)
Provision for loan losses	384	27	357
ALLL at end of period	$8,200	$7,500	$700
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	(0.01)%	—%
The following table summarizes our charge-offs, recoveries, provisions for loan losses, and ALLL balances as of, and for the three month periods ended:

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Total charge-offs	$103	$401	$157	$69	$144
Total recoveries	219	233	208	160	217
Net loan charge-offs (recoveries)	(116)	168	(51)	(91)	(73)
Net loan charge-offs (recoveries) to average loans outstanding	(0.01)%	0.02%	—%	(0.01)%	(0.01)%
Provision for loan losses	$384	$168	$49	$9	$27
Provision for loan losses to average loans outstanding	0.04%	0.02%	—%	—%	—%
ALLL	$8,200	$7,700	$7,700	$7,600	$7,500
ALLL as a % of loans at end of period	0.75%	0.71%	0.71%	0.72%	0.74%

While we experienced net loan recoveries during the quarter, we also experienced deterioration in credit quality indicators evidenced in part by our level of nonperforming loans. These indicators required an increase in both the ALLL balance and the ALLL as a percentage of loans. During the past year, strong credit quality indicators, low historical loss factors, and net loan recoveries have resulted in modest levels of required reserves. While the ALLL as a percentage of loans has increased only slightly, the balance of the ALLL has increased as a result of our strong loan growth.
The following table illustrates our changes within the two main components of the ALLL as of:

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
ALLL
Individually evaluated for impairment	$2,503	$2,130	$2,551	$2,455	$2,381
Collectively evaluated for impairment	5,697	5,570	5,149	5,145	5,119
Total	$8,200	$7,700	$7,700	$7,600	$7,500
ALLL to gross loans
Individually evaluated for impairment	0.23%	0.20%	0.24%	0.23%	0.24%
Collectively evaluated for impairment	0.52%	0.51%	0.47%	0.49%	0.50%
Total	0.75%	0.71%	0.71%	0.72%	0.74%
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

	Total Past Due and Nonaccrual Loans
	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Commercial and agricultural	$9,398	$4,885	$3,600	$4,920	$5,758
Residential real estate	4,614	4,881	2,201	2,358	3,168
Consumer	115	70	52	64	35
Total	$14,127	$9,836	$5,853	$7,342	$8,961
Total past due and nonaccrual loans to gross loans	1.29%	0.90%	0.54%	0.70%	0.88%
While past due and nonaccrual status loans have fluctuated over the last year, they continue to reflect strong loan performance. The recent increase resulted primarily from commercial and agricultural loan activity, which is being closely monitored. A summary of loans past due and in nonaccrual status, including the composition of the ending balance of nonaccrual status loans by type, is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

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
We restructure debt with borrowers who, due to financial difficulties, are unable to service their debt under the original terms. We may extend the amortization period, reduce interest rates, allow interest only payment structures, forgive principal, forgive interest, or a combination of these modifications. Typically, the modifications are for a period of five years or less. There were no TDRs that were government sponsored as of March 31, 2018 or December 31, 2017.
Losses associated with TDRs, if any, are included in the estimation of the ALLL in the quarter in which a loan is identified as a TDR, and we review the analysis of the ALLL estimation each reporting period to ensure its continued appropriateness.
The following tables provide a roll-forward of TDRs for the:

	Three Months Ended March 31, 2018
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2018	147	$23,284	13	$2,913	160	$26,197
New modifications	7	2,483	—	—	7	2,483
Principal advances (payments)	—	(387)	—	(92)	—	(479)
Loans paid off	(9)	(661)	—	—	(9)	(661)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	—	—	—	—	—	—
Transfers to nonaccrual status	(2)	(369)	2	369	—	—
March 31, 2018	143	$24,350	15	$3,190	158	$27,540

	Three Months Ended March 31, 2017
	Accruing Interest		Nonaccrual		Total
	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
January 1, 2017	153	$20,593	5	$789	158	$21,382
New modifications	3	235	—	—	3	235
Principal advances (payments)	—	(309)	—	(6)	—	(315)
Loans paid off	(5)	(251)	—	—	(5)	(251)
Partial charge-offs	—	—	—	—	—	—
Balances charged-off	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—
Transfers to accrual status	1	75	(1)	(75)	—	—
Transfers to nonaccrual status	(2)	(92)	2	92	—	—
March 31, 2017	150	$20,251	6	$800	156	$21,051

The following table summarizes our TDRs as of:

	March 31, 2018			December 31, 2017
	Accruing Interest	Nonaccrual	Total	Accruing Interest	Nonaccrual	Total	Total Change
Current	$22,016	$2,284	$24,300	$21,234	$—	$21,234	$3,066
Past due 30-59 days	2,283	264	2,547	1,778	805	2,583	(36)
Past due 60-89 days	—	—	—	219	708	927	(927)
Past due 90 days or more	51	642	693	53	1,400	1,453	(760)
Total	$24,350	$3,190	$27,540	$23,284	$2,913	$26,197	$1,343
Additional disclosures about TDRs are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
Impaired Loans
The following is a summary of information pertaining to impaired loans as of:

	March 31, 2018			December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Valuation Allowance	Recorded Balance	Unpaid Principal Balance	Valuation Allowance
TDRs
Commercial real estate	$6,652	$6,952	$591	$5,780	$6,082	$626
Commercial other	2,060	2,060	23	2,219	2,219	24
Agricultural real estate	8,963	8,963	141	7,913	7,913	—
Agricultural other	2,505	2,505	—	2,685	2,685	—
Residential real estate senior liens	7,239	7,602	1,402	7,460	7,839	1,406
Residential real estate junior liens	36	36	6	44	44	7
Home equity lines of credit	73	373	—	79	379	—
Consumer secured	12	12	—	17	17	—
Total TDRs	27,540	28,503	2,163	26,197	27,178	2,063
Other impaired loans
Commercial real estate	1,760	1,822	48	100	161	—
Commercial other	1,203	1,203	180	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural other	—	—	—	—	—	—
Residential real estate senior liens	592	857	112	356	620	67
Residential real estate junior liens	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer secured	—	—	—	—	—	—
Total other impaired loans	3,555	3,882	340	456	781	67
Total impaired loans	$31,095	$32,385	$2,503	$26,653	$27,959	$2,130
Additional disclosure related to impaired loans is included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.

Nonperforming Assets
The following table summarizes our nonperforming assets as of:

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Nonaccrual status loans	$6,237	$3,027	$1,605	$1,563	$1,138
Accruing loans past due 90 days or more	664	395	646	1,203	1,339
Total nonperforming loans	6,901	3,422	2,251	2,766	2,477
Foreclosed assets	229	291	240	229	158
Total nonperforming assets	$7,130	$3,713	$2,491	$2,995	$2,635
Nonperforming loans as a % of total loans	0.63%	0.31%	0.21%	0.26%	0.24%
Nonperforming assets as a % of total assets	0.40%	0.20%	0.14%	0.17%	0.15%
Typically after a loan is 90 days past due, it is placed on nonaccrual status unless it is well secured and in the process of collection. Upon transferring the loans to nonaccrual status, we perform an evaluation to determine the net realizable value of the underlying collateral. This evaluation is used to help determine if any charge-offs are necessary. Loans may be placed back on accrual status after six months of continued performance and achievement of current payment status. While the level of nonperforming loans has recently increased, it remains low.
Included in the nonaccrual loan balances above were loans currently classified as TDR as of:

	March 31 2018	December 31 2017
Commercial and agricultural	$2,592	$2,679
Residential real estate	598	234
Total	$3,190	$2,913
Additional disclosures about nonaccrual status loans are included in “Note 5 – Loans and ALLL” of our interim condensed consolidated financial statements.
We continue to devote considerable attention to identifying impaired loans and adjusting the net carrying value of these loans to their current net realizable values through the establishment of a specific reserve or the recording of a charge-off. We believe that we have identified all impaired loans as of March 31, 2018.
We believe that the level of the ALLL is appropriate as of March 31, 2018. We will continue to closely monitor overall credit quality indicators and our policies and procedures related to the analysis of the ALLL to ensure that the ALLL remains at the appropriate level.

Noninterest Income and Noninterest Expenses
Significant noninterest income account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2018	2017	$	%
Service charges and fees
ATM and debit card fees	$669	$603	$66	10.95%
NSF and overdraft fees	459	441	18	4.08%
Freddie Mac servicing fee	162	169	(7)	(4.14)%
Service charges on deposit accounts	85	85	—	—%
Net OMSR income (loss)	12	201	(189)	(94.03)%
All other	101	31	70	225.81%
Total service charges and fees	1,488	1,530	(42)	(2.75)%
Net gain on sale of mortgage loans	81	155	(74)	(47.74)%
Earnings on corporate owned life insurance policies	170	180	(10)	(5.56)%
Other
Trust and brokerage advisory fees	658	571	87	15.24%
Other	90	180	(90)	(50.00)%
Total other	748	751	(3)	(0.40)%
Total noninterest income	$2,487	$2,616	$(129)	(4.93)%
Significant changes in noninterest income are detailed below:

•
ATM and debit card fees fluctuate from period-to-period based primarily on usage of ATM and debit cards. While we do not anticipate significant changes to our ATM and debit card fee transaction charges, we do expect that fee income will continue to increase in 2018 as the trend of ATM and debit card usage continues to increase.

•
An OMSR asset represents the present value of the amount by which the estimated future net cash flows from servicing mortgage loans that were sold on a servicing-retained basis exceeds the cost of servicing those mortgage loans.  OMSR income (loss) results when the OMSR value changes.  Generally, rising residential mortgage loan offering rates result in decreased prepayments in the servicing-retained portfolio, which results in increased estimated future net cash flows.  OMSR income may increase during the remainder of 2018, primarily as a result of expected offering rate increases, but may not exceed 2017 OMSR income.

•
We anticipate increases in our originations in purchase money mortgage activity as a result of our various initiatives to drive growth. As a result, we expect net gains on the sale of mortgage loans to increase during the remainder of 2018 but may not exceed 2017 levels.

•
In recent periods, we have invested considerable efforts to increase our market penetration with investment and trust services. We anticipate that this fee income will continue to increase during the remainder of 2018 and exceed 2017 levels.

•	The fluctuations in all other and other income is spread throughout various categories, none of which are individually significant.

Significant noninterest expense account balances are highlighted in the following table with additional descriptions of significant fluctuations:

	Three Months Ended March 31
			Change
	2018	2017	$	%
Compensation and benefits
Employee salaries	$4,184	$4,161	$23	0.55%
Employee benefits	1,310	1,396	(86)	(6.16)%
Total compensation and benefits	5,494	5,557	(63)	(1.13)%
Furniture and equipment
Service contracts	506	478	28	5.86%
Depreciation	498	512	(14)	(2.73)%
Computer expense	424	310	114	36.77%
All other	51	44	7	15.91%
Total furniture and equipment	1,479	1,344	135	10.04%
Occupancy
Depreciation	219	210	9	4.29%
Outside services	185	199	(14)	(7.04)%
Utilities	152	143	9	6.29%
Property taxes	145	146	(1)	(0.68)%
All other	123	139	(16)	(11.51)%
Total occupancy	824	837	(13)	(1.55)%
Other
Consulting fees	250	205	45	21.95%
ATM and debit card fees	232	216	16	7.41%
Director fees	209	209	—	—%
Audit and related fees	202	198	4	2.02%
FDIC insurance premiums	164	153	11	7.19%
Donations and community relations	151	130	21	16.15%
Loan underwriting fees	149	117	32	27.35%
Postage and freight	131	109	22	20.18%
Education and travel	115	96	19	19.79%
Marketing costs	110	89	21	23.60%
All other	586	691	(105)	(15.20)%
Total other	2,299	2,213	86	3.89%
Total noninterest expenses	$10,096	$9,951	$145	1.46%
Significant changes in noninterest expenses are detailed below:

•
The decline in employee benefits is related to health care costs as a result of lower than anticipated claims. Employee benefits are expected to increase moderately during the remainder of 2018 as a result of anticipated increases in health care costs.

•
Computer expense increased in 2018 due to data and system upgrades, additional network security costs, and one-time implementation costs. Expenses in 2018 are expected to continue to exceed 2017 levels.

•	The fluctuations in all other expenses are spread throughout various categories, none of which are individually significant.

Analysis of Changes in Financial Condition

	March 31 2018	December 31 2017	$ Change	% Change (unannualized)
ASSETS
Cash and cash equivalents	$16,712	$30,848	$(14,136)	(45.82)%
AFS securities
Amortized cost of AFS securities	555,001	547,912	7,089	1.29%
Unrealized gains (losses) on AFS securities	(7,239)	818	(8,057)	N/M
AFS securities	547,762	548,730	(968)	(0.18)%
Equity securities, at fair value	3,575	3,577	(2)	(0.06)%
Mortgage loans AFS	359	1,560	(1,201)	(76.99)%
Loans
Gross loans	1,093,002	1,091,519	1,483	0.14%
Less allowance for loan and lease losses	8,200	7,700	500	6.49%
Net loans	1,084,802	1,083,819	983	0.09%
Premises and equipment	28,493	28,450	43	0.15%
Corporate owned life insurance policies	27,196	27,026	170	0.63%
Accrued interest receivable	7,134	7,063	71	1.01%
Equity securities without readily determinable fair values	23,391	23,454	(63)	(0.27)%
Goodwill and other intangible assets	48,522	48,547	(25)	(0.05)%
Other assets	11,646	10,056	1,590	15.81%
TOTAL ASSETS	$1,799,592	$1,813,130	$(13,538)	(0.75)%
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$1,297,868	$1,265,258	$32,610	2.58%
Borrowed funds	303,113	344,878	(41,765)	(12.11)%
Accrued interest payable and other liabilities	7,521	8,089	(568)	(7.02)%
Total liabilities	1,608,502	1,618,225	(9,723)	(0.60)%
Shareholders’ equity	191,090	194,905	(3,815)	(1.96)%
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,799,592	$1,813,130	$(13,538)	(0.75)%
As shown above, total assets have decreased since December 31, 2017. As expected, gross loans increased only slightly during the first quarter of 2018. While generating quality loans in a competitive market continues to be challenging, we expect that loans will continue to grow in 2018. During the first three months of 2018, we have experienced deposit growth which allowed us to reduce borrowed funds.
The following table outlines the changes in loans:

	March 31 2018	December 31 2017	$ Change	% Change (unannualized)
Commercial	$643,636	$634,759	$8,877	1.40%
Agricultural	122,330	128,269	(5,939)	(4.63)%
Residential real estate	270,150	272,368	(2,218)	(0.81)%
Consumer	56,886	56,123	763	1.36%
Total	$1,093,002	$1,091,519	$1,483	0.14%

The following table displays loan balances as of:

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Commercial	$643,636	$634,759	$620,135	$600,584	$576,822
Agricultural	122,330	128,269	132,998	130,954	126,049
Residential real estate	270,150	272,368	271,480	270,207	267,141
Consumer	56,886	56,123	52,931	46,752	42,908
Total	$1,093,002	$1,091,519	$1,077,544	$1,048,497	$1,012,920
While competition for commercial loans continues to be strong, we experienced significant growth in this segment of the portfolio during 2017 and anticipate continued growth during 2018. Residential real estate and consumer loans have also experienced growth over the last year and are both expected to increase during 2018.
The following table outlines the changes in deposits:

	March 31 2018	December 31 2017	$ Change	% Change (unannualized)
Noninterest bearing demand deposits	$223,798	$237,511	$(13,713)	(5.77)%
Interest bearing demand deposits	235,965	231,666	4,299	1.86%
Savings deposits	366,045	342,815	23,230	6.78%
Certificates of deposit	338,219	331,718	6,501	1.96%
Brokered certificates of deposit	114,656	102,808	11,848	11.52%
Internet certificates of deposit	19,185	18,740	445	2.37%
Total	$1,297,868	$1,265,258	$32,610	2.58%
The following table displays deposit balances as of:

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Noninterest bearing demand deposits	$223,798	$237,511	$212,608	$210,122	$207,448
Interest bearing demand deposits	235,965	231,666	220,601	212,365	216,975
Savings deposits	366,045	342,815	358,358	357,756	365,287
Certificates of deposit	338,219	331,718	309,778	314,482	320,345
Brokered certificates of deposit	114,656	102,808	95,979	94,948	98,442
Internet certificates of deposit	19,185	18,740	18,738	20,479	22,564
Total	$1,297,868	$1,265,258	$1,216,062	$1,210,152	$1,231,061
Deposit demand continues to be driven by non-contractual deposits, such as demand and savings deposits, with certificates of deposit and Internet certificates of deposit accounts also experiencing growth in recent periods. Brokered certificates of deposit offer another source of funding and fluctuate from period-to-period based on our funding needs.

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

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
Government sponsored enterprises	$202	$216	$232	$281	$10,264
States and political subdivisions	211,633	208,474	213,457	222,093	222,777
Auction rate money market preferred	3,012	3,049	3,172	3,095	2,977
Mortgage-backed securities	206,861	208,797	215,914	221,957	229,774
Collateralized mortgage obligations	126,054	128,194	116,499	116,771	120,725
Total	$547,762	$548,730	$549,274	$564,197	$586,517
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

	March 31 2018	December 31 2017	September 30 2017	June 30 2017	March 31 2017
FHLB advances	$260,000	$290,000	$310,000	$310,000	$270,000
Securities sold under agreements to repurchase without stated maturity dates	32,913	54,878	54,977	49,950	57,375
Federal funds purchased	10,200	—	2,050	990	—
Total	$303,113	$344,878	$367,027	$360,940	$327,375
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
The following table summarizes our credit related financial instruments with off-balance-sheet risk as of:

	March 31 2018	December 31 2017
Unfunded commitments under lines of credit	$184,040	$184,317
Commitments to grant loans	37,838	24,782
Commercial and standby letters of credit	1,622	1,622
Total	$223,500	$210,721
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
Commitments to grant loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if it is deemed necessary, is based on management’s credit evaluation of the customer. Commitments to grant loans include residential mortgage loans that may be committed to be sold to the secondary market.
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
Capital
Capital consists solely of common stock, retained earnings, and accumulated other comprehensive income (loss). We are authorized to raise capital through dividend reinvestment, employee and director stock purchases, and shareholder stock purchases. Pursuant to these authorizations, we issued 59,560 shares or $1,616 of common stock during the first three months of 2018, as compared to 63,866 shares or $1,770 of common stock during the same period in 2017. We also offer the Directors Plan in which participants either directly purchase stock or purchase stock units through deferred fees, in lieu of cash payments. Pursuant to this plan, we increased shareholders’ equity by $146 and $178 during the three month periods ended March 31, 2018 and 2017, respectively.
We have a publicly announced common stock repurchase plan. Pursuant to this plan, we repurchased 22,512 shares or $620 of common stock during the first three months of 2018 and 41,815 shares or $1,169 during the first three months of 2017. As of March 31, 2018, we were authorized to repurchase up to an additional 193,159 shares of common stock.
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
There are no significant regulatory constraints placed on our capital. The FRB’s current recommended minimum primary capital to assets requirement is 6.00%. Our primary capital to adjusted average assets, or tier 1 leverage ratio, was 8.69% as of March 31, 2018.
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

	March 31, 2018		December 31, 2017
	Actual	Minimum Required	Actual	Minimum Required
Common equity tier 1 capital	12.340%	6.375%	12.230%	5.750%

Tier 1 capital	12.340%	7.875%	12.230%	7.250%
Tier 2 capital	0.670%	2.000%	0.630%	2.000%
Total Capital	13.010%	9.875%	12.860%	9.250%
Tier 2 capital, or secondary capital, includes only the ALLL. The percentage for the secondary capital under the required column is the maximum amount allowed from all sources.
The FRB and FDIC also prescribe minimum capital requirements for Isabella Bank. At March 31, 2018, the Bank exceeded these minimum capital requirements.

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
Our primary sources of liquidity are cash and cash equivalents and unencumbered AFS securities. These categories totaled $285,657 or 15.87% of assets as of March 31, 2018, compared to $293,188 or 16.17% as of December 31, 2017. The decrease in primary liquidity is a direct result of our unencumbered AFS securities activity during 2017. Liquidity is important for financial institutions because of their need to meet loan funding commitments, depositor withdrawal requests, and various other commitments including expansion of operations, investment opportunities, and payment of cash dividends. Liquidity could vary significantly daily, based on customer activity.
Our primary source of funds is through deposit accounts. We also have the ability to borrow from the FHLB, the FRB, and through various correspondent banks in the form of federal funds purchased and a line of credit. These funding methods typically carry a higher interest rate than traditional market deposit accounts. Some borrowed funds, including FHLB advances, FRB Discount Window advances, and repurchase agreements, require us to pledge assets, typically in the form of AFS securities or loans, as collateral. As of March 31, 2018, we had available lines of credit of $153,347.
The following table summarizes our sources and uses of cash for the three month period ended March 31:

	2018	2017	$ Variance
Net cash provided by (used in) operating activities	$5,810	$4,387	$1,423
Net cash provided by (used in) investing activities	(9,645)	(33,448)	23,803
Net cash provided by (used in) financing activities	(10,301)	24,227	(34,528)
Increase (decrease) in cash and cash equivalents	(14,136)	(4,834)	(9,302)
Cash and cash equivalents January 1	30,848	22,894	7,954
Cash and cash equivalents March 31	$16,712	$18,060	$(1,348)

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
Our interest rate sensitivity is estimated by first forecasting the next 12 and 24 months of net interest income under an assumed environment of a constant balance sheet and constant market interest rates (base case). We then compare the results of various simulation analyses to the base case. At March 31, 2018, we projected the change in net interest income during the next 12 and 24 months assuming market interest rates were to immediately decrease by 100 basis points and increase by 100, 200, 300, and 400 basis points in a parallel fashion over the entire yield curve during the same time period. We did not project scenarios showing decreases in interest rates beyond 100 basis points as this is considered extremely unlikely given current interest rate levels. These projections were based on our assets and liabilities remaining static over the next 12 and 24 months, while factoring in probable calls and prepayments of certain investment securities and residential real estate and consumer loans. While it is extremely unlikely that interest rates would immediately increase to these levels, we feel that these extreme scenarios help us identify potential gaps and mismatches in the repricing characteristics of assets and liabilities. We regularly monitor our projected net interest income sensitivity to ensure that it remains within established limits. As of March 31, 2018, our interest rate sensitivity results were within Board approved limits.
The following tables summarize our interest rate sensitivity for the next 12 and 24 months as of:

	March 31, 2018
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.11)%	1.57%	2.80%	4.59%	5.82%	(2.11)%	1.51%	2.26%	3.36%	2.84%

	December 31, 2017
	12 Months					24 Months
Immediate basis point change assumption (short-term)	-100	+100	+200	+300	+400	-100	+100	+200	+300	+400
Percent change in net interest income vs. constant rates	(2.43)%	2.36%	4.18%	5.99%	7.94%	(2.29)%	2.61%	4.17%	5.39%	6.09%
The following tables provide information about assets and liabilities that are sensitive to changes in interest rates as of March 31, 2018 and December 31, 2017. The principal amounts of investments, loans, other interest earning assets, borrowings, and time deposits maturing were calculated based on the contractual maturity dates. Estimated cash flows for savings and NOW accounts are based on our estimated deposit decay rates.

	March 31, 2018
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$873	$100	$—	$—	$—	$—	$973	$973
Average interest rates	1.65%	0.35%	—%	—%	—%	—%	1.51%
AFS securities	$93,159	$72,294	$73,938	$67,490	$71,380	$169,501	$547,762	$547,762
Average interest rates	1.62%	2.51%	2.64%	2.59%	2.41%	2.73%	2.44%
Equity securities	$—	$—	$—	$—	$—	$3,575	$3,575	$3,575
Average interest rates	—%	—%	—%	—%	—%	4.00%	4.00%
Fixed interest rate loans (1)	$158,607	$119,453	$121,647	$125,559	$115,409	$212,301	$852,976	$815,432
Average interest rates	4.13%	4.39%	4.30%	4.22%	4.35%	4.04%	4.21%
Variable interest rate loans (1)	$70,655	$34,579	$25,830	$25,432	$20,902	$62,628	$240,026	$234,761
Average interest rates	5.54%	4.98%	5.19%	4.63%	4.58%	3.55%	4.72%
Rate sensitive liabilities
Fixed rate borrowed funds	$113,113	$55,000	$25,000	$60,000	$30,000	$10,000	$293,113	$288,240
Average interest rates	1.35%	1.61%	1.84%	1.93%	2.86%	1.17%	1.71%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$9,899
Average interest rates	—%	—%	—%	2.15%	—%	—%	2.15%
Savings and NOW accounts	$114,580	$44,704	$39,996	$35,812	$32,086	$334,832	$602,010	$602,010
Average interest rates	0.26%	0.25%	0.25%	0.25%	0.24%	0.29%	0.27%
Fixed interest rate certificates of deposit	$236,378	$80,339	$36,846	$55,363	$37,076	$18,748	$464,750	$453,066
Average interest rates	1.25%	1.60%	1.64%	1.78%	1.87%	2.05%	1.48%
Variable interest rate certificates of deposit	$2,265	$4,956	$89	$—	$—	$—	$7,310	$7,276
Average interest rates	1.59%	2.12%	—%	—%	—%	—%	1.95%

	December 31, 2017
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Rate sensitive assets
Other interest bearing assets	$5,481	$—	$100	$—	$—	$—	$5,581	$5,581
Average interest rates	1.65%	—%	0.35%	—%	—%	—%	1.63%
AFS securities	$95,000	$72,551	$71,591	$68,127	$60,607	$180,854	$548,730	$548,730
Average interest rates	2.33%	2.46%	2.59%	2.58%	2.38%	2.56%	2.49%
Equity securities	$—	$—	$—	$—	$—	$3,577	$3,577	$3,577
Average interest rates	—%	—%	—%	—%	—%	4.00%	4.00%
Fixed interest rate loans (1)	$153,100	$118,068	$114,872	$129,992	$116,779	$222,971	$855,782	$825,855
Average interest rates	4.12%	4.34%	4.24%	4.16%	4.34%	4.01%	4.17%
Variable interest rate loans (1)	$70,738	$35,473	$27,164	$25,494	$20,158	$56,710	$235,737	$231,051
Average interest rates	5.48%	4.79%	4.91%	4.43%	4.39%	3.72%	4.68%
Rate sensitive liabilities
Fixed rate borrowed funds	$124,878	$85,000	$35,000	$50,000	$20,000	$20,000	$334,878	$332,146
Average interest rates	1.15%	1.87%	1.80%	1.91%	1.97%	2.54%	1.65%
Variable rate borrowed funds	$—	$—	$—	$10,000	$—	$—	$10,000	$9,943
Average interest rates	—%	—%	—%	1.72%	—%	—%	1.72%
Savings and NOW accounts	$49,140	$44,096	$39,607	$35,611	$32,051	$373,976	$574,481	$574,481
Average interest rates	0.22%	0.22%	0.22%	0.22%	0.21%	0.27%	0.25%
Fixed interest rate certificates of deposit	$188,598	$109,047	$37,604	$50,814	$38,843	$21,840	$446,746	$437,400
Average interest rates	1.05%	1.57%	1.62%	1.76%	1.85%	2.05%	1.42%
Variable interest rate certificates of deposit	$2,414	$4,106	$—	$—	$—	$—	$6,520	$6,492
Average interest rates	1.40%	1.66%	—%	—%	—%	—%	1.56%
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
Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018, were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table provides information for the three month period ended March 31, 2018, with respect to this plan:

	Common Shares Repurchased		Total Number of Common Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Common Shares That May Yet Be Purchased Under the Plans or Programs
	Number	Average Price Per Common Share
Balance, December 31				215,671
January 1 - 31	8,958	$28.02	8,958	206,713
February 1 - 28	6,522	27.60	6,522	200,191
March 1 - 31	7,032	26.88	7,032	193,159
Balance, March 31	22,512	$27.54	22,512	193,159
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

Isabella Bank Corporation

Date:	May 4, 2018	/s/ Jae A. Evans
Jae A. Evans
President, Chief Executive Officer
(Principal Executive Officer)

Date:	May 4, 2018	/s/ Neil M. McDonnell
Neil M. McDonnell
Chief Financial Officer
(Principal Financial Officer)